Form 10-K
period 2000-10-31
FLUOR CORP
filed 2001-01-29
CIK 1124198

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended October 31, 2000

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from ________ to _________

                          Commission File No. 1-16129

                               ----------------

                               FLUOR CORPORATION
            (Exact name of registrant as specified in its charter)

                   Delaware                                        33-0927079
        (State or other jurisdiction of                         (I.R.S. Employer
        Incorporation or organization)                       Identification Number)

 One Enterprise Drive, Aliso Viejo, California                       92656
   (Address of principal executive offices)                        (Zip Code)

                                (949) 349-2000
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange on
             Title of each class                              which Registered
             -------------------                          ------------------------
        Common stock, $.01 par value                      New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting stock held by non-affiliates was $2,502,652,250 on January 17, 2001 based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

   Common Stock, $.01 par value, outstanding as of January 17, 2001-- 75,701,211 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to shareholders for the fiscal year ended October 31, 2000.

   Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of shareholders to be held on March 14, 2001, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended October 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   From time to time, Fluor(R) Corporation ("Fluor" or the "Company") makes certain comments and disclosures in reports and statements, including this report or statements made by its officers or directors which may be forward-looking in nature. Examples include statements related to Company growth, the adequacy of funds to service debt and the Company's opinions about trends and factors which may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding the Company's intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion or consolidation.

   Any forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. These assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. As a result, the reader is cautioned not to rely on these forward-looking statements.

   The Company wishes to caution readers that forward-looking statements, including disclosures which use words such as the Company "believes," "anticipates," "expects," "estimates" and similar statements, are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described below in Item 1. Business, under the heading "Company Risks Factors."

                                    PART I

Item 1. Business

   Fluor Corporation was incorporated in Delaware on September 11, 2000. Its executive offices are located at One Enterprise Drive, Aliso Viejo, California 92656, telephone number (949) 349-2000. The Company is basically a holding company which owns the stock of numerous subsidiary corporations. Except as the context otherwise requires, the terms "Fluor" or the "Company" as used herein shall include Fluor Corporation, its subsidiaries and divisions thereof.

                               The Distribution

   On November 30, 2000 (the "Distribution Date"), Fluor Corporation ("Old Fluor") announced that it had completed a reverse spin-off transaction wherein the Coal segment, previously operated under the A. T. Massey Coal Company, Inc. subsidiary, was separated from the other business segments of Old Fluor. As a result, two publicly-traded companies were created: Massey Energy Company and a "new" Fluor Corporation referred to as the Company herein.

   The separation of the two companies was accomplished through a tax-free dividend (the "Distribution") by Old Fluor of the Company, which is a new entity comprised of all of Old Fluor's business segments, other than those involving the Coal segment, including the Fluor Daniel, Fluor Global Services and Fluor Signature Services business segments (the "New Fluor Businesses"). Old Fluor, the continuing entity consisting of the Coal segment of Old Fluor, changed its name to Massey Energy Company ("Massey"). The tax-free dividend was declared on the Distribution Date to shareholders of record at the close of business on November 30, 2000. Due to the relative significance of the New Fluor Businesses, the New Fluor Businesses have been treated as the "accounting successor" for financial reporting purposes and the Coal segment has been classified as discontinued operations despite the legal form of the separation resulting from the Distribution. Wherever references to officers and directors of the Company are made herein, these references are deemed to mean references to Old Fluor for disclosures made for and relevant to periods prior to the Distribution, and the Company as "new" Fluor Corporation following the Distribution.

   For purposes of effecting the Distribution and of governing certain relationships between the Company and Massey after the Distribution, the two companies have entered into various agreements, including a Distribution Agreement (the "Distribution Agreement") and a Tax Sharing Agreement (the "Tax Sharing Agreement"). The following descriptions summarize the material terms of such agreements, but are qualified by reference to the texts of such agreements, which are incorporated herein by this reference.

The Distribution Agreement

   The Distribution Agreement entered into between Massey and the Company provides for the transactions required to effect the Distribution, including defining the assets and liabilities which were allocated to and assumed by the Company and those that will remain with Massey.

   In general, pursuant to the Distribution Agreement, all assets of Old Fluor prior to the Distribution Date, other than those relating to the Coal segment, became assets of the Company. The Distribution Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate financial responsibility for all liabilities arising out of or in connection with New Fluor Businesses to the Company and all liabilities arising out of or in connection with the Coal segment to Massey. The Company further assumed responsibility for certain liabilities and expenses incurred by the parties in connection with the Distribution and will indemnify Massey for liabilities relating to past divestitures made by Old Fluor and for liabilities relating to certain litigation in which Old Fluor is involved.

   In addition, in the event that the transfers contemplated by the Distribution Agreement are not effected on or prior to the Distribution Date, the parties agreed to reasonably cooperate with one another to effect such transfers in the future. Each party also agrees, subject to certain conditions, to provide access to certain records and information to one another.

   Finally, the Distribution Agreement provides for the basis for separating the assets of pension benefit plans of Massey and the Company that were held in a single master trust, and transfers sponsorship of those welfare and pension benefit plans which cover employees of the New Fluor Businesses to the Company.

The Tax Sharing Agreement

   The Tax Sharing Agreement sets forth the rights and obligations of the Company and Massey with respect to tax matters for periods before and after the Distribution Date. Commencing with the federal income tax return for the year ending October 31, 2001, Old Fluor's subsidiary, A. T. Massey Coal Company, Inc. and its subsidiaries will join Old Fluor in a single consolidated federal income tax return.

   The Tax Sharing Agreement provides that if the Company and A. T. Massey Coal Company, Inc, and their subsidiaries are included in the same consolidated federal income tax return for the year ending October 31, 2001, Massey will be responsible for the tax that would have been incurred had the Company and its subsidiaries not been so included, and the Company will be responsible for the balance of the tax.

   The Tax Sharing Agreement further details the Company and Massey's responsibilities relating to the tax payments and refunds, the filing of returns and the conduct of audits. The Tax Sharing Agreement also provides for cooperation with respect to certain tax matters and for the exchange of information and retention of records which may affect the tax liability of the other party.

   With regard to any federal income tax liability which might arise if the distribution of the Company's stock is found to be a taxable transaction, the Tax Sharing Agreement allocates liability between the parties. Generally, the Company will bear 60% of any such corporate tax liability and Massey will bear 40% of any such corporate tax liability except where the liability is attributable to one party's breach of a covenant or a change of ownership, as described in Section 355(e) of the Internal Revenue Code with respect to one party's stock.

                               Business Segments

   The Company is aligned into three principal operating segments which the Company refers to as Strategic Business Enterprises (each, an "SBE"), each with clear performance accountability: the Fluor Daniel SM segment which provides design, engineering, procurement and construction services on a worldwide basis to an extensive range of industrial, commercial, utility, natural resources and energy clients; the Fluor Global Services SM segment which provides outsourcing and asset management solutions to its customers; and the Fluor Signature Services SM segment which provides integrated business administration and support services to the Company and external parties. In addition and as noted above, a fourth segment, the Coal segment which produces, processes and sells high-quality, low-sulfur steam coal for the utility industry as well as industrial customers, and metallurgical coal for the steel industry, is being reported as a discontinued operation as a result of the Distribution. The Company also operates through Fluor Constructors International, Inc. ("Fluor Constructors") which is organized and operates separately from Fluor Daniel. Fluor Constructors provides unionized management, construction and management services in the United States and Canada, both independently and as a subcontractor to Fluor Daniel, and global support to all Fluor Daniel business units.

   A summary of the Company's operations and activities by business segment and geographical area is set forth below.

                                 FLUOR DANIEL

   The Fluor Daniel SBE ("Fluor Daniel") provides a full range of design, engineering, procurement, construction and other services to clients in a broad range of industrial and geographic markets on a worldwide basis. Fluor Daniel's operations are organized into four business units responsible for identifying and capitalizing on opportunities in their market segments on a global basis. The operations of Fluor Daniel are detailed below by business unit:

   Energy and Chemicals: Fluor Daniel's Energy and Chemicals business unit is an integrated service supplier providing a full range of design, engineering, procurement, construction and project management services in a broad spectrum of energy and chemical industries. Specific industries served include upstream oil and gas production, refining, petrochemical, power generation and specialty and fine chemicals. Typical oil and gas projects include new facilities, upgrades, revamps and expansions for refineries, pipeline installations, offshore facilities and oil sands development projects. Current projects include development of an offshore oil field in the Timor Sea, various pipeline projects in the Caspian Sea region, a major oil sands project in Alberta, Canada and a heavy oil upgrader in Venezuela. In power generation, this business unit designs, engineers and constructs power generation facilities predominantly in the fossil fuel power industry through Duke/Fluor Daniel, a partnership with Duke Energy Corp. The Energy and Chemicals unit also has responsibility for execution of the Company's work in Mexico and Central America through ICA Fluor Daniel, a partnership between Fluor Daniel and Grupo ICA. With regard to Chemicals, a representative sample of projects include film processing plants throughout China and a major petrochemical complex in the western province of Saudi Arabia.

   Mining: The Mining business unit operates internationally in a wide range of mineral markets providing services ranging from feasibility studies, project management, materials management and logistics, technical and engineering services, equipment selection, permitting, construction, operations and maintenance and remediation. Projects being performed include the engineering, procurement and construction of bitumen extraction facilities related to the oil sands project in Alberta, Canada, a magnesium production facility in Australia, a copper extraction facility in Arizona, a gold production facility in South Africa and a diamond extraction plant in South Africa.

   Manufacturing and Life Sciences: The Manufacturing and Life Sciences business unit provides comprehensive engineering, architectural, construction, design and program management services to the general manufacturing, electronics, food, beverage and consumer products industries along with specialized construction management expertise for the pharmaceutical and biotechnology industries. Current projects in the manufacturing area include wafer fabrication and processing facilities in Malaysia, a major electronics facility in the Philippines and a research and development and headquarters facility for a major pharmaceutical company in the northeastern United States. In the life sciences area, this unit continues to focus on clients who concentrate their manufacturing capabilities in certain tax-advantaged locations including Puerto Rico, Ireland and Singapore, where Fluor Daniel has an existing and expanding presence.

   Infrastructure: The Infrastructure business unit provides design, engineering, procurement, construction and construction management and financial services for the transportation industry. In highway construction, this business unit has completed numerous projects including the E470 Toll Road in Colorado. The anticipated growth of public-private ventures should serve as a platform to increase its role in this area. This business unit was recently selected by a southeastern state's Department of Transportation to provide construction and management support for the statewide highway development program. Other localities are emulating this innovative approach in concert with United States government funding of over $200-plus billion from the TEA-21 transportation bill resulting in numerous new transportation opportunities domestically. In the area of railroad construction, the Infrastructure unit is expanding into the public/private venture arena where many projects are now under development in Europe. This is exemplified by this unit's recent joint venture with a major contractor in the United Kingdom which will supply program management services to Britain's Railtrack for a multi-billion pound sterling improvement project. Finally, the need for improvement and expansion of major airports is apparent due to global increases in air traffic. In this area, the Infrastructure business unit has managed numerous projects including its present involvement in a major expansion project at an international airport in New York and a recently completed international airport in South Korea.

Competition

   Fluor Daniel is one of the world's larger providers of engineering, procurement and construction services. The markets served by the business are highly competitive and for the most part require substantial resources, particularly highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by the business, including the Bechtel Group, the Washington Group and Jacobs Engineering Group. Competition is primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. The Company's engineering, procurement and construction business derives its competitive strength from its diversity, reputation for quality, technology, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or an open shop basis, ability to execute projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.

                             FLUOR GLOBAL SERVICES

   The Fluor Global Services SBE ("Fluor Global Services") brings together a variety of customized service capabilities that significantly broaden the Company's participation in the total spending across the entire life cycle of clients' asset base. In today's competitive markets, clients are focusing on their core competencies, such as research and product development, and seeking new and better ways to maximize the financial benefit from their non-core assets. Working in concert with its clients, the strategic focus of Fluor Global Services is to assist its clients in achieving a sustainable advantage and profit growth by providing customized and integrated services that better optimize the total life-cycle of their assets relative to their competitors.

   Fluor Global Services' operations are organized into the following seven strategic business units:

   American Equipment Company: American Equipment Company ("AMECO(R)") is a leading full-service equipment supplier. The unit provides integrated construction equipment, tool and fleet outsourcing solutions on a global basis for construction projects and plant sites. AMECO has more than 50 years of experience in the construction equipment business with one of the broadest service offerings in the industry. With locations throughout North and South America, AMECO supports some of the largest construction projects and plant locations in the world.

   Operations and Maintenance: Operations and Maintenance provides facility management, maintenance, operations and asset management services to the oil and gas, chemicals and life sciences, fossil and nuclear power, and manufacturing industries. The unit is a leading supplier of integrated facility management services, including on-site maintenance and operation support services. Operations and Maintenance combines advanced management techniques with its value-added solutions to lower operating costs and enhance returns on its clients' plant and facilities investments. The unit is presently providing value-added services to nearly 200 facilities and project sites worldwide.

   Fluor Federal Services: Fluor Federal Services SM is a leading provider of project management services to the United States government, particularly to the Department of Energy and the Department of Defense. Fluor Federal Services presently is providing environmental restoration, engineering, construction, site operations and maintenance services at two major Department of Energy project sites. These sites are the Fernald Environmental Management Project, located near Cincinnati, Ohio, and the Hanford Environmental Management Project, located in Richland, Washington. Despite the complexity of these projects, both sites have achieved exemplary safety and project performance records.

   Telecommunications: The Telecommunications business unit is a leading provider of systems integration and project management services for the global telecommunications market. Growth of domestic fiber optic and wireless networks and the liberalization of overseas markets are escalating the demand for the services provided by this unit. The Telecommunications unit has organized its market focus along four distinct business lines: Wireline Networks; Wireless Networks; Enterprise Networks; and Installation and Maintenance. These business lines complement recognized industry segments which collectively represent the full scope of the telecommunications market. Building on its successful account management approach, the Telecommunications unit is focused on expanding its base of well-capitalized target clients with long-term programs in each of its four business lines.

   Asset Management Services: Asset Management Services addresses a growing and predominantly unmet need of companies to outsource non-core, non-differentiating activities, and to redeploy capital into higher return investments which directly support the companies' strategic objectives. Asset Management Services integrates existing Company capabilities with those of the unit's strategic partners to provide clients with full-service asset management solutions. These solutions can include innovative off-balance sheet asset structuring as well as state-of-the-art engineering and technology services to maximize the performance and productivity of non-core assets.

   Property Services: Property Services is positioned to capitalize on rapid growth in the global outsourcing and telecommunications markets. The unit is comprised of three complementary lines of business. Global Location Strategies provides professional expertise to negotiate maximum economic incentives for site location clients. Site Acquisition, which is presently focused on the telecommunications market, provides a complete range of services required to acquire sites and space for equipment and systems. Commercial Services provides outsourcing for a comprehensive set of services for commercial buildings. These services include provisions for building maintenance, reception and security, reproduction, distribution, mail services and telecommunications support.

   TRS Staffing Solutions: TRS Staffing Solutions is a global enterprise of staffing specialists that provides clients with assistance in temporary, contract and direct hire positions. The temporary staffing unit specializes in information technology, accounting and financing, and engineering personnel. It provides clients flexibility and economies in meeting fluctuations in staffing requirements. The contract and direct hire line of business is focused on assisting clients to more effectively recruit and retain professional staff. To expand TRS Staffing Solution's value proposition to clients, commencing in fiscal 2001, the unit will be combined with Fluor Signature Services.

Competition

   The markets served by each Fluor Global Services business unit, while containing some similarities, tend also to have discrete issues particularly impacting that unit. Each business unit has a large number of companies competing in its markets. With respect to AMECO, which operates in numerous markets, the equipment rental industry is highly fragmented and very competitive, with most competitors operating in specific geographic areas. The competition for larger capital project services is more narrow and limited to only those capable of providing comprehensive equipment, tool and management services. Key competitive factors in both Fluor Federal Services and Telecommunications are primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. With respect to TRS Staffing Solutions, this is a highly fragmented industry with over 1,000 companies competing nationally. The key competitive factors in this business line are price, service, quality, breadth of service, the ability to retain qualified personnel and geographical coverage. In Operations & Maintenance, Asset Management Services and Property Services, the barrier to entry to in these areas are both financially and logistically low with the result that the industry is highly fragmented with no single company being dominant. Competition is generally driven by reputation, price and capacity to perform.

                           FLUOR SIGNATURE SERVICES

   Fluor Signature Services SBE ("Fluor Signature Services") provides integrated business services and business infrastructure support in the areas of human resources, finance, accounting, safety, information technology, knowledge management and office support services. Fluor Signature Services brings a new approach to doing business. By streamlining operations through web-enabled enterprise technology and assuming responsibility for the delivery of business administration and support services, Fluor Signature Services allows the Company's operating units to focus on their core businesses. The individual operating units define and choose to purchase price competitive services from Fluor Signature Services. Consolidation of these services into one organization has resulted in reduced costs and improved quality and customer service standards.

Competition

   With respect to Fluor Signatures Services' support services that are provided to internal business units, there is no competition which impacts its operations except to the extent that third party vendors can provide these support services on a more efficient basis. With respect to the support services provided externally, this is a highly fragmented industry with thousands of companies competing nationally. The key competitive factors in this segment are price, service, quality, breadth of service and geographical coverage.

                           DISCONTINUED COAL SEGMENT

   During fiscal 2000, the Coal segment, which operated through A. T. Massey Coal Company, Inc. and its subsidiaries, was headquartered in Richmond, Virginia. As a result of the Distribution, on November 30, 2000, the Coal segment ceased to be part of the Company's continuing operations and reported results, and is now reported as a discontinued operation. The Coal segment is now operated by Massey, is a publicly-traded company listed on the New York Stock Exchange and files reports with the Securities and Exchange Commission.

                                 OTHER MATTERS

Backlog

   The following table sets forth the consolidated backlog of Fluor Daniel and Fluor Global Services segments at October 31, 2000 and 1999.

                                                           2000        1999
                                                       ------------ ------------
                                                       (In Millions of Dollars)
   Fluor Daniel....................................... $      6,730 $     6,770
   Fluor Global Services..............................        3,282       2,372
                                                       ------------ -----------
                                                       $     10,012 $     9,142
                                                       ============ ===========

   The following table sets forth the consolidated backlog of Fluor Daniel and Fluor Global Services segments at October 31, 2000 and 1999 by region:

                                                           2000        1999
                                                       ------------ ------------
                                                       (In Millions of Dollars)
   United States...................................... $      5,680 $     5,008
   Asia Pacific (Including Australia).................          682         998
   Europe, Africa And Middle East.....................          862       1,074
   The Americas.......................................        2,788       2,062
                                                       ------------ -----------
                                                       $     10,012 $     9,142
                                                       ============ ===========

Estimated portion not to be performed during 2001: 28%

   For purposes of the preceding tables, Fluor Global Services backlog figures are not provided for AMECO or TRS Staffing Solutions, or for the Fluor Signature Services segment since there is no way to meaningfully measure backlog for these business units due to the nature of the services they provide.

   The dollar amount of the backlog is not necessarily indicative of the future earnings of Fluor related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of Fluor's control, such as changes in project schedules, Fluor cannot predict with certainty the portion of its October 31, 2000 backlog estimated to be performed subsequent to 2001.

   For additional information with respect to the Company's backlog, please see Management's Discussion and Analysis contained in Fluor's 2000 Annual Report to shareholders, which information is incorporated herein by this reference (and except for this section and other sections specifically incorporated herein by this reference in Items 1 through 8 of this report, Fluor's 2000 Annual Report to shareholders is not deemed to be filed as part of this report).

Government Contracts

   Fluor Global Services, predominantly through the Fluor Federal Services business unit, is a prime contractor or a major subcontractor for a number of United States government programs. Generally, the programs in question may take many years to complete and may be implemented by the award of many different contracts. Despite the fact that these programs are generally awarded on a multi-year basis, the funding for the programs is generally approved on an annual basis by Congress. The government is under no obligation to maintain funding at any specific level, or funds for a program may even be eliminated thereby significantly curtailing or stopping a program. The government also has the right to terminate its contracts at any time for convenience. However, the government is required to equitably adjust a contract for additions or reduction in scope and, in the event of termination, a contractor may also receive some allowance for profit on work performed.

   Contracts and business with the government are also subject to a number of socio-economic and other requirements as well as certain procurement regulations. If a contractor fails to comply with the requirements and regulations, it could lead to suspension or even debarment from government contracting. Finally, government contracting and the continued funding of programs is also subject to a variety of factors beyond the Company's control such as political developments both domestically and internationally, budget considerations and changes in procurement policies.

Raw Materials

   Raw Materials and the components necessary for the conduct of the Company's businesses are generally available from numerous sources. The Company does not foresee any unavailability of raw materials and components which would have a material adverse effect on its businesses in the near term.

Research and Development

   While the Company engages in research and development efforts both on current projects and in the development of new products and services, the Company believes that during the past three fiscal years, it has not incurred costs for Company-sponsored research and development activities which would be material, special or unusual in any of the Company's business segments, other than research and development activities associated with the Company's Knowledge@Work initiative. The Knowledge@Work initiative is focused on revamping the Company's work processes and management services. Its primary goals include improved access to and use of Company knowledge coupled with an improved ability to obtain up-to-date and timely information across all aspects of the Company's business operations. The Company plans to complete implementation of the Knowledge@Work initiative in calendar 2001.

Environmental, Safety and Health Matters

   The Company believes, based upon present information available to it, that its accruals with respect to future environmental costs are adequate and such future costs will not have a material effect on the Company's consolidated financial position, results of operations or liquidity. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures.

Number of Employees

   The following table sets forth the number of salaried and craft/hourly employees of Fluor and its subsidiaries engaged in Fluor's continuing business segments as of October 31, 2000:

                                                    Salaried Craft/hourly Total
                                                    -------- ------------ ------
   Fluor Daniel....................................  12,347     16,680    29,027
   Fluor Global Services...........................   7,563      8,228    15,791
   Fluor Signature Services........................   1,558          0     1,558
   Corporate.......................................     737          0       737
                                                     ------     ------    ------
   TOTAL...........................................  22,205     24,908    47,113
                                                     ======     ======    ======

Operations by Business Segment and Geographical Area

   The financial information for business segments and geographic areas is included in the Operations by Business Segment and Geographical Area section of the Notes to Consolidated Financial Statements in Fluor's 2000 Annual Report to shareholders, which section is incorporated herein by reference.

Company Risk Factors

   Some of the Company's Contracts Create Significant Cost Overrun Risks. The Company conducts its business under various types of contractual arrangements. In terms of dollar amount, the majority of contracts are of the cost-reimbursable type where the risk of cost increase belongs to the client. However, approximately forty percent of the Company's contracts are guaranteed maximum, lump sum or unit priced contracts, where the Company bears all or a significant portion of the risk for cost overruns. Contract prices are established in part on estimates which are subject to a number of assumptions, such as assumptions regarding future economic conditions, price, availability of labor, equipment and materials and other exigencies which may affect project schedule or cost. If these estimates prove inaccurate, or circumstances change, cost overruns may occur. The Company's results of operations and financial condition could be materially adversely affected by cost overruns.

   Project Performance Problems Could Result in Additional Costs. In certain instances, the Company guarantees to a customer that it will complete a project by a scheduled date or that the facility will achieve certain performance standards. If the project or facility subsequently fails to meet the schedule or performance standards, the Company could incur additional costs. Depending on the nature of the project performance problem, the Company may not be able to recover the additional costs, which could exceed revenues realized from a project. Therefore, if the Company experiences a project performance problem, the Company's results of operations and financial condition could be materially adversely affected.

   The Receipt of Future Contract Awards is Uncertain. Estimates of future performance depend on, among other matters, the Company's estimates as to whether and when it will receive certain new contract awards. While these estimates are based upon good faith judgment, these estimates can be unreliable and may frequently change based on new facts as they become available. In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when the Company will receive a contract award. The uncertainty of contract award timing can present difficulties in matching workforce size with contract needs. In some cases, the Company maintains and bears the cost of a ready workforce that is larger than called for under existing contracts in anticipation of future workforce needs under expected contract awards. If an expected contract award is delayed or not received, the Company would incur costs that could have a material adverse effect on the Company's results of operations and financial condition.

   Timing of Receipt of Project Revenues Is Uncertain. A number of factors outside of the Company's control can affect the time at which the Company receives revenue from projects. Depending upon external conditions, a client may either cancel a project, put it on hold or extend the schedule. Also, future economic conditions, price and availability of labor, equipment and materials, applicable law, weather delays, civil unrest or labor disruptions may impact the realization of revenue. If revenue that the Company expects to receive from a project is either delayed or not received, there could be a material adverse effect on the Company's results of operations and financial condition.

   The Distribution Could Impact Future Results. As a result of the Distribution, the Coal segment will no longer be included in the Company's operations and reported results. A significant portion of Old Fluor's revenues and profits were derived from the Coal segment from which the Company will no longer benefit. In addition, under the Distribution Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Massey for claims and liabilities relating to the New Fluor Businesses which arose before or after the Distribution and claims and liabilities relating to Old Fluor (exclusive of those relating to the Coal segment) which arose prior to the Distribution. In the event that significant claims and liabilities arise, and if the Company has the responsibility for such claims and liabilities, there could be a material adverse effect on the Company's results of operations and financial condition.

   The Distribution Could Impact Shareholder Value. Upon completion of the Distribution, an adjustment was made to the vested and unvested stock options, and unvested restricted stock grants previously granted to Company employees (collectively, the "Grants") as well as stock appreciation rights ("SARs") in order to preserve the intrinsic value of the Grants and SARs. These adjustments retained the ratio of the exercise price to the market price immediately before and after the Distribution and resulted in increasing the number of Grants and SARs. At fiscal year end, there were approximately 6,807,710 Grants outstanding, including those granted to employees, officers and others who remained affiliated with Massey after the Distribution. Effective December 1, 2000, the day after the Distribution Date, after taking into account the adjustments described in this paragraph and exclusive of Massey employees, officers and others solely affiliated with Massey, there were approximately 10,596,349 Grants outstanding to employees, directors and officers of, and others affiliated with Fluor. Similarly, at fiscal year end, there were approximately 1,565,201 SARs outstanding, including those granted to employees of and others affiliated with Massey. Effective December 1, 2000, the day after the Distribution Date, after taking into account the adjustments described in this paragraph and exclusive of Massey employees, officers and others affiliated solely with Massey, there were approximately 2,169,951 SARs outstanding to employees, directors and officers of, and others affiliated with Fluor. The increase in the number of SARs outstanding may impact the earnings of the Company and the increase in the number of Grants outstanding may potentially result in a dilution in the ownership interests of current shareholders.

   The Distribution Could Result in Significant Tax Risks to the
Company. Prior to the Distribution, Old Fluor received a ruling (the "Ruling") from the Internal Revenue Service (the "IRS") that the Distribution qualified as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"). The Ruling was granted based upon certain representations made by Old Fluor. While the Company is not aware of any facts or circumstances that would cause those representations to be incorrect or incomplete, if those representations were incomplete or incorrect in a material respect, it is possible that the Ruling would no longer be valid. In such event, the potential corporate tax resulting therefrom could be substantial and could have a material adverse effect on the financial position of the Company. In addition, under the Ruling, neither the Company nor Massey may, for up to two years following the Distribution Date, engage in certain business combinations that would constitute a change of more than 50% of the equity interest in either company. If either Massey or the Company fails to conform to the requirements of the Ruling and, if pursuant to the Tax Sharing Agreement, the Company is responsible for the liability related thereto, a substantial tax liability to the Company would result, which could have a material adverse impact on the Company's results of operations and financial condition.

   Government Contracts Expose the Company to Uncertainties. A number of the Company's contracts are government contracts, including those described above for the Fernald Environmental Management Project and the Hanford Environmental Management Project. Typically, government contracts are subject to various restrictions and uncertainties such as oversight audits by government representatives and profit and cost controls. In some cases, government contracts are exposed to the uncertainties associated with Congressional funding. In addition, government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements. The Company must comply with these government regulations and requirements, as well as, various statutes related to employment practices, environmental protection, recordkeeping and accounting. The Company's failure to comply with any of these regulations, requirements and statutes could lead to suspension from government contracting or subcontracting for a period of time. If one of the Company's government contracts is terminated for any reason, or if the Company is suspended from government contract work, there could be a material adverse effect on the Company's results of operations and financial condition.

   The Amount of Backlog is Not Indicative of Future Earnings. The dollar amount of the Company's backlog, as stated at any given time, is not necessarily indicative of future earnings. Project cancellations or scope adjustments may occur with respect to contracts reflected in the Company's backlog. In the event that the Company experiences significant cancellations or scope adjustments in backlog contracts, there could be a material adverse effect on the Company's results of operations and financial condition.

   Future Environmental, Safety and Health Requirements Could Affect Financial Condition. It is impossible to reliably predict the full nature and impact of future judicial, legislative or regulatory developments relating to the environmental protection, safety and health requirements applicable to the Company's operations. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. To the extent that the costs associated with meeting those requirements are substantial, there could be a material adverse effect on the Company's results of operations and financial condition.

   Global Economic and Political Conditions Create Uncertainties. The Company's businesses are subject to fluctuations in demand and to changing economic and political conditions, not only domestically, but internationally, which are beyond the Company's control. In particular, the Company's engineering and construction and coal businesses are global and are affected by market conditions outside of the United States. These businesses are often subject to, among other matters, foreign government policies and regulations, embargoes, United States government policies and international hostilities. Although the Company tries to reduce exposure to uncertain international market conditions, the Company is unable to completely predict or control the amount and mix of business and sales. To the extent that international businesses are affected by unexpected international market conditions, there could be a material adverse effect on the Company's results of operations and financial condition.

   Foreign Currency Fluctuations Could Adversely Affect Company's Operating Results. Because the Company's functional currency is the U.S. dollar, non-U.S. operations sometimes face the additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. The Company attempts to limit its exposure to foreign currency fluctuations in contracts by requiring client payments in U.S. dollars or other currencies that correspond to the currency in which project costs are incurred. Changes in the value of foreign currencies could have a material adverse effect on the Company's results of operations and financial condition.

   Intense Competition Poses Challenges to Profitability. The Company serves markets that are highly competitive and in which a large number of multinational companies compete such as the Bechtel Group, the Washington Group and Jacobs Engineering Group. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also impacts the Company's contract prices and profit margins. Intense competition is expected to continue in these markets, presenting the Company with significant challenges in its ability to maintain strong growth rates and acceptable profit margins. In the event that the Company is unable to meet these competitive challenges, there could be a material adverse effect on the Company's results of operations and financial condition.

   Competition and Other Factors in AMECO's Equipment Business Could Impact the Company's Operating Results: AMECO, one of the subsidiaries in the Fluor Global Services strategic business enterprise, derives its revenues from equipment rental and sales. This industry is highly fragmented, competitive and is rapidly consolidating. Many of AMECO's competitors are more geographically diverse and have greater name recognition than AMECO. There can be no assurance that AMECO will not encounter increased competition from existing competitors or new market entrants that will be significantly larger or have greater marketing and other resources than AMECO. In addition, to the extent existing or future competitors seek to gain or retain market share by reducing prices, AMECO may be required to lower its prices and rates, thereby adversely affecting operating results. The Company has also announced its intention to transact the dealership activities of AMECO. In the event such a transaction occurred, and if the sales price was less than the book value for the dealerships, the Company might be required to report a loss resulting from the transaction. The Company's results of operations and financial condition could be materially adversely affected by such events.

Item 2. Properties

 Major Facilities

   Operations of Fluor and its subsidiaries are conducted in both owned and leased properties totaling approximately 7.0 million square feet. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the location and general character of the major existing facilities:

 Location                               Interest         Purpose
 --------                               --------         -------
 United States and Canada:
 Aliso Viejo, California                Leased           Fluor Corporate
                                                         Headquarters and Fluor
                                                         Daniel and Fluor Global
                                                         Services Operations
 Calgary, Canada                        Leased           Fluor Daniel Canada
                                                         Operations
 Charlotte, North Carolina              Leased           Duke/Fluor Daniel
                                                         Operations
 Cincinnati, Ohio                       Leased           Fluor Daniel Operations
 Greenville, South Carolina             Owned and Leased Fluor Daniel, Fluor
                                                         Global Services and
                                                         AMECO Operations
 Houston (Sugar Land office), Texas     Owned            Fluor Daniel and Fluor
                                                         Global Services
                                                         Operations
 Irvine, California                     Leased           Fluor Signature Services
                                                         Operations
 Pasadena, Texas                        Owned            AMECO Offices and Yard
 Richland, Washington                   Leased           Fluor Federal Services
                                                         Operations
 Rumford, Rhode Island                  Leased           Fluor Daniel Operations
 San Juan, Puerto Rico                  Leased           Fluor Daniel Operations
 Tucson, Arizona                        Leased           Fluor Daniel Operations
 Vancouver, Canada                      Leased           Fluor Daniel Wright
                                                         Operations
 The Americas:
 Caracas, Venezuela                     Leased           Fluor Daniel Operations
 Mexico City, Mexico                    Leased           ICA Fluor Daniel
                                                         Operations
 Monterey, Mexico                       Owned            AMECO Offices and Yard
 Santiago, Chile                        Owned and Leased Fluor Daniel Chile and
                                                         AMECO Operations
 Europe, Africa and Middle East:
 Al Khobar, Saudi Arabia (Dhahran area) Owned            Fluor Daniel Arabia
                                                         Operations
 Asturias, Spain                        Owned            Fluor Daniel Espana
                                                         Operations
 Camberley, England                     Leased           Fluor Daniel Limited
                                                         Operations
 Haarlem, Netherlands                   Owned and Leased Fluor Daniel Operations
 Sandton, South Africa                  Leased           Fluor Daniel Southern
                                                         Africa Operations
 Asia and Asia Pacific:
 Jakarta, Indonesia                     Leased           Fluor Daniel Eastern,
                                                         Inc. Operations
 Manila, Philippines                    Owned and Leased Fluor Daniel Inc.
                                                         Philippines Operations
 Melbourne, Australia                   Leased           Fluor Daniel Pty Ltd.
                                                         Operations
 New Dehli, India                       Leased           Fluor Daniel India
                                                         Private Ltd. Operations


Item 3. Legal Proceedings

   Disputes have arisen between a subsidiary of Fluor Daniel and its client, Anaconda Nickel, over the Murrin Murrin Nickel Cobalt project located in Western Australia. Both parties have initiated the dispute resolution process under the contract. Anaconda's primary contention is that the process design, through which pressurized and super heated metal slurry flows through a series of depressurization flash vessels, is defective and incapable of proper operation. Anaconda also contends that the plant suffers from numerous other defects and that it has suffered consequential losses, such as loss of profit, for which it seeks payment from the Company. Anaconda contends that Old Fluor is liable to Anaconda in the total amount of A$1billion, A$600 million of which is alleged consequential damages. Under the Distribution Agreement, if Old Fluor is found liable, the Company would be responsible for any liability resulting therefrom.

   The Company vigorously disputes and denies Anaconda's allegations. Among other things, the Company contends that Anaconda has and continues to improperly operate the facility causing the flash vessels to fail. When Anaconda complied with the written operating procedures, the flash vessels operated properly and continuously. Moreover, the Company contends that Anaconda has failed to supply the contractually guaranteed feedstock, adversely affecting the performance of the facility. With respect to the alleged loss of insurance coverage, the Company contends that it made no representations whatsoever regarding the flash tank process design, and that, in any event, Anaconda has not, in fact, lost any insurance coverage, inasmuch as coverage is being determined by arbitration currently underway in London between Anaconda and Lloyds of London. The Company rejects Anaconda's claim of loss of profit, inasmuch as the Company has complied with the applicable standards of care in the industry and irrespective of this, the contract between the Company and Anaconda contains a waiver of consequential damages, such as loss of profit.

   Old Fluor has provided notice to all applicable insurance carriers of the disputes between the parties. If and to the extent that these problems are ultimately determined to be the responsibility of the Company, the Company anticipates recovering a substantial portion of this amount from available insurance previously maintained by Old Fluor. For additional discussion, see Contingencies and Commitments in the Notes to Consolidated Financial Statements in Fluor's 2000 Annual Report to shareholders, which section is incorporated herein by this reference.

   In addition, Fluor and its subsidiaries, incident to their normal business activities, are parties to a number of other legal proceedings and other matters in various stages of development. While the Company cannot predict the outcome of these proceedings, in the opinion of the Company and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material adverse effect upon the consolidated financial position or results of operations of Fluor after giving effect to provisions already recorded.

Item 4. Submission of Matters to a Vote of Security Holders

   The Company did not submit any matters to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Registrant(1)

Philip J. Carroll, Jr., age 63

   Director since July 1998; Chairman of the Board and Chief Executive Officer since July 1998; formerly President and Chief Executive Officer of Shell Oil Company from 1993.

Alan L. Boeckmann, age 52

   President and Chief Executive Officer, Fluor Daniel, since March 1999; formerly Group President, Energy and Chemicals from 1996; formerly President, Chemicals, Plastics and Fibers from 1994; joined the Company in 1979 with previous service from 1974 to 1977.

Lawrence N. Fisher, age 56

   Senior Vice President, Law and Secretary, since 1996; formerly Vice President, Corporate Law and Assistant Secretary from 1984; joined the Company in 1974.

Lisa Glatch, age 38

   Senior Vice President, Human Resources & Administration, since November 2000; formerly Los Angeles Operations Manager, Jacobs Engineering Group since April 2000; formerly Vice President and Corporate Account Manager, Fluor Corporation since August 1999; formerly Vice President and Top Aide to Fluor Daniel

Chief Executive since January 1999; formerly Vice President of Global Automation since 1997; formerly Project Director/Manager since 1993; joined the Company in 1986.

Ralph F. Hake, age 51

   Executive Vice President and Chief Financial Officer, since June 1999; formerly Senior Executive Vice President and Chief Financial Officer of Whirlpool Corporation from 1997; formerly Senior Executive Vice President of Global Operations of Whirlpool Corporation from 1996; formerly Executive Vice President, North American Appliance Group of Whirlpool Corporation from 1992; joined the Company in 1999.

Stephen M. Johnson, age 49

   Senior Vice President, Global Development, Marketing and Strategy since March 2000; formerly, Vice President Global Development from November 1999; formerly, Vice President, Sales of Fluor Daniel from 1995; joined the Company in 1973.

James O. Rollans, age 58

   Director since 1997; President and Chief Executive Officer of Fluor Signature Services since March 1999; formerly Chief Financial Officer from 1998; formerly Chief Administrative Officer from 1994; formerly Senior Vice President from 1992; joined the Company in 1982.

James C. Stein, age 57

   Director since 1997; President and Chief Executive Officer of Fluor Global Services since March 1999; formerly President and Chief Operating Officer, Fluor Daniel, Inc.(2) from 1997; formerly Group President, Diversified Services, of Fluor Daniel, Inc.(2) from 1994; joined the Company in 1964.
--------
(1) Except where otherwise indicated, all references are to positions held with Fluor Corporation.

(2) Fluor Daniel, Inc. by virtue of name change filed in October 1999 is now known as Fluor Enterprises, Inc.

                                    PART II

   Information for Items 5, 6, 7 and 7A is contained in Fluor's 2000 Annual Report to shareholders, which information is incorporated herein by reference:

                                            Annual Report to Shareholders
 Item No. Title                             Section
 -------- -----                             -----------------------------
 Item 5.  Market for Registrant's Common
          Equity and Related Stockholder
          Matters........................   Shareholders' Reference
 Item 6.  Selected Financial Data........   Selected Financial Data
 Item 7.  Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations......   Management's Discussion and Analysis
 Item 7A. Quantitative and Qualitative
          Discussions about Market Risk..   Management's Discussion and Analysis

Item 8. Financial Statements and Supplementary Data

   Information for Item 8 is included in Fluor's consolidated financial statements as of October 31, 2000 and 1999 and for each of the three years in the period ended October 31, 2000 and Fluor's unaudited quarterly financial data for the two year period ended October 31, 2000, in the Consolidated Financial Statements (including the Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity and Notes to Consolidated Financial Statements) and unaudited Quarterly Financial Data sections of Fluor's 2000 Annual Report to shareholders, which are incorporated herein by reference. The report of independent auditors on Fluor's consolidated financial statements is in the Management's and Independent Auditors' Reports section of Fluor's 2000 Annual Report to shareholders and is also incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Information concerning Fluor's executive officers is included under the caption "Executive Officers of the Registrant" in Part I, following Item 4. Other information required by this item is included in the Biographical section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fluor's fiscal year ended October 31, 2000.

Item 11. Executive Compensation

   Fluor maintains certain employee benefit plans and programs in which its executive officers and directors are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits 10.3 through
10.18 inclusive to this report. Certain of these plans and programs provide for payment of benefits or for acceleration of vesting of benefits upon the occurrence of a change of control of Fluor as that term is defined in such plans and programs. The amounts payable thereunder would represent an increased cost to be paid by Fluor (and indirectly by its shareholders) in the event of a change in control of Fluor. This increased cost would be a factor to be taken into account by a prospective purchaser of the Company in determining whether and at what price, it would seek control of the Company and whether it would seek the removal of then existing management.

   If a change of control were to have occurred on October 31, 2000, based on plans and programs then in effect, the additional amounts payable by Fluor, either in cash or in stock, if each of the five most highly compensated executive officers and all executive officers as a group were thereupon involuntarily terminated without cause would be as follows:

                                                 Restricted      Supplemental
     Individual or Group                       Stock Plans (1) Benefit Plan (2)
     -------------------                       --------------- ----------------
     Philip J. Carroll, Jr. ..................   $  880,983       $1,739,750
     Alan L. Boeckmann........................    2,336,411          347,237
     Ralph F. Hake............................      247,180          227,491
     James C. Stein...........................      509,088          691,971
     James O. Rollans.........................      591,765          691,791
     All Executive Officers (8) including the
      above...................................   $4,837,018       $3,798,374

--------
(1) Value at October 31, 2000 of previously awarded restricted stock which would vest upon change of control.

(2) Lump sum entitlement of previously awarded benefits which would vest upon change of control. Lump sum benefit based on age except for Mr. Hake and Mr. Boeckmann, where age 55 was used.

   Further disclosure required by this item is included in the Organization and Compensation Committee Report on Executive Compensation and Executive Compensation and Other Information sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information required by this item is included in the Stock Ownership section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 2000.

Item 13. Certain Relationships and Related Transactions

   Information required by this item is included in the Other Matters section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 2000.

                                    PART IV

Item 14. Exhibit, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

1. Financial Statements: The following financial statements are contained in the Company's 2000 Annual Report to shareholders:

    Consolidated Statement of Earnings for the years ended October 31, 2000, 1999 and 1998

    Consolidated Balance Sheet at October 31, 2000 and 1999

    Consolidated Statement of Cash Flows for the years ended October 31, 2000, 1999 and 1998

    Consolidated Statement of Shareholders' Equity for the years ended October 31, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

    See Part II, Item 8 of this report for information regarding the incorporation by reference herein of such financial statements.

2. Financial Statement Schedules: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.  Exhibits:

 Exhibit                              Description
 -------                              -----------
  3.1    Amended and Restated Certificate of Incorporation of the
         registrant (1)

  3.2    Amended and Restated Bylaws of the registrant (1)

 10.1    Distribution Agreement between the registrant, Fluor Corporation, and
         Fluor Corporation (2)

 10.2    Tax Sharing Agreement between the Fluor Corporation and A.T. Massey
         Coal Company, Inc. (3)

 10.3    Employment Agreement, dated as of July 1, 1998, between Fluor
         Corporation and Philip J. Carroll (1)

 10.4    Special Retention Program, dated September 24, 1999, between Fluor
         Corporation and James O. Rollans (1)

 10.5    Special Retention Program, dated September 24, 1999, between Fluor
         Corporation and James C. Stein (1)

 10.6    Special Retention Program, dated March 7, 2000, between Fluor
         Corporation and Alan L. Boeckmann (1)

 10.7    Fluor Corporation 2000 Executive Performance Incentive Plan (4)

 10.8    Fluor Corporation 2000 Restricted Stock Plan for Non-Employee
         Directors (5)

 10.9    Fluor Corporation Executive Incentive Compensation Plan (1)

 10.10   Fluor Executive Deferred Compensation Plan (1)

 10.11   Fluor Executive's Supplemental Medical Plan (1)

 10.12   Directors' Life Insurance Summary (1)

 10.13   Fluor Executives' Supplemental Benefit Plan (1)

 10.14   Fluor Special Executive Incentive Plan (1)

 10.15   Fluor Corporation Retirement Plan for Outside Directors (1)

 10.16   Executive Severance Plan (1)


 Exhibit                               Description
 -------                               -----------
 10.17   1982 Fluor Shadow Stock Plan (1)

 10.18   1997 Fluor Stock Appreciation Rights Plan (1)

 13 Certain portions of 2000 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of this report, Fluor's 2000 Annual Report to shareholders is not deemed to be filed as a part of this report)

 21      Subsidiaries of the registrant

 23      Consent of Independent Auditors

 24      Manually signed Powers of Attorney executed by certain Fluor directors

--------
(1) Filed as the same numbered exhibit to the Registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 30, 2000 and incorporated herein by reference.

(2) Filed as Exhibit 10.1 to the Registrant's report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(3) Filed as Exhibit 10.2 to the Registrant's report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4) Filed as Exhibit 10.1 to the Registrant's report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(5) Filed as Exhibit 10.2 to the Registrant's report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(b) Reports on Form 8-K filed during fiscal 2000: (None)

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FLUOR CORPORATION

January 29, 2001
                                                     /s/ R. F. Hake
                                          By: _________________________________
                                                        R. F. Hake,
                                                Executive Vice President and
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----

Principal Executive Officer and
Director:

     /s/ P. J. Carroll, Jr.            Chief Executive Officer     January 29, 2001
____________________________________
         P. J. Carroll, Jr.

Principal Financial Officer:

         /s/ R. F. Hake              Executive Vice President and  January 29, 2001
____________________________________   Chief Financial Officer
             R. F. Hake

Principal Accounting Officer:

       /s/ V. L. Prechtl                  Vice President and       January 29, 2001
____________________________________          Controller
           V. L. Prechtl

Other Directors:

                 *                             Director            January 29, 2001
____________________________________
        C. A. Campbell, Jr.

                 *                             Director            January 29, 2001
____________________________________
            P. J. Fluor

                 *                             Director            January 29, 2001
____________________________________
           D. P. Gardner

                 *                             Director            January 29, 2001
____________________________________
           T. L. Gossage

                 *                             Director            January 29, 2001
____________________________________
            B. R. Inman

                 *                             Director            January 29, 2001
____________________________________
           V. S. Martinez

                 *                             Director            January 29, 2001
____________________________________
            D. R. O'Hare

             Signature                           Title                   Date
             ---------                           -----                   ----

                 *                             Director            January 29, 2001
____________________________________
       Lord Renwick, K.C.M.G.

                 *                             Director            January 29, 2001
____________________________________
            M. R. Seger

                 *                             Director            January 29, 2001
____________________________________
           J. O. Rollans

                 *                             Director            January 29, 2001
____________________________________
            J. C. Stein

     /s/ L. N. Fisher                                              January 29, 2001
*By: _______________________________
         L. N. Fisher
       Attorney-in-fact

   Manually signed Powers of Attorney authorizing L. N. Fisher and E. P. Helm and each of them, to sign the annual report on Form 10-K for the fiscal year ended October 31, 2000 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant are included herein as Exhibit 24.

                                 EXHIBIT INDEX

 Exhibit                               Description
 -------                               -----------
  3.1    Amended and Restated Certificate of Incorporation of the
         registrant (1)

  3.2    Amended and Restated Bylaws of the registrant (1)

 10.1    Distribution Agreement between the registrant, Fluor Corporation, and
         Fluor Corporation (2)

 10.2    Tax Sharing Agreement between the Fluor Corporation and A.T. Massey
         Coal Company, Inc. (3)

 10.3    Employment Agreement, dated as of July 1, 1998, between Fluor
         Corporation and Philip J. Carroll (1)

 10.4    Special Retention Program, dated September 24, 1999, between Fluor
         Corporation and James O. Rollans (1)

 10.5    Special Retention Program, dated September 24, 1999, between Fluor
         Corporation and James C. Stein (1)

 10.6    Special Retention Program, dated March 7, 2000, between Fluor
         Corporation and Alan L. Boeckmann (1)

 10.7    Fluor Corporation 2000 Executive Performance Incentive Plan (4)

 10.8    Fluor Corporation 2000 Restricted Stock Plan for Non-Employee
         Directors (5)

 10.9    Fluor Corporation Executive Incentive Compensation Plan (1)

 10.10   Fluor Executive Deferred Compensation Plan (1)

 10.11   Fluor Executive's Supplemental Medical Plan (1)

 10.12   Directors' Life Insurance Summary (1)

 10.13   Fluor Executives' Supplemental Benefit Plan (1)

 10.14   Fluor Special Executive Incentive Plan (1)

 10.15   Fluor Corporation Retirement Plan for Outside Directors (1)

 10.16   Executive Severance Plan (1)

 10.17   1982 Fluor Shadow Stock Plan (1)

 10.18   1997 Fluor Stock Appreciation Rights Plan (1)

 13 Certain portions of 2000 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of this report, Fluor's 2000 Annual Report to shareholders is not deemed to be filed as a part of this report)

 21      Subsidiaries of the registrant

 23      Consent of Independent Auditors

 24      Manually signed Powers of Attorney executed by certain Fluor directors

--------
(1) Filed as the same numbered exhibit to the Registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 30, 2000 and incorporated herein by reference.

(2) Filed as Exhibit 10.1 to the Registrant's report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(3) Filed as Exhibit 10.2 to the Registrant's report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4) Filed as Exhibit 10.1 to the Registrant's report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(5) Filed as Exhibit 10.2 to the Registrant's report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.