Form 10-QT
period 2000-12-31
FLUOR CORP
filed 2001-02-14
CIK 1124198

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                                  (Mark One)

[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ________________

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2000 to December 31, 2000
                               ----------------    -----------------

Commission File Number:  1-16129


                               FLUOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                33-0927079
--------------------------------------------------------------------------------
   (State or other jurisdiction of             (I.R.S. Employer I.D. No.)
   incorporation or organization)


                  One Enterprise Drive, Aliso Viejo, CA  92656
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 349-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of January 31, 2001 there were 76,134,673 shares of common stock outstanding.

                               FLUOR CORPORATION

                                   FORM 10-Q

                               December 31, 2000

TABLE OF CONTENTS                                                                   PAGE
----------------------------------------------------------------------------------------

Part I:  Financial Information
         Condensed Consolidated Statement of Operations for the Two Months Ended
         December 31, 2000 and 1999 ...............................................   2

         Condensed Consolidated Balance Sheet at December 31, 2000 and October 31,
          2000 ....................................................................   3

         Condensed Consolidated Statement of Cash Flows for the Two Months Ended
          December 31, 2000 and 1999 ..............................................   5

         Notes to Condensed Consolidated Financial Statements .....................   6

         Management's Discussion and Analysis of Financial Condition and Results
          of Operations ...........................................................  10

         Changes in Consolidated Backlog ..........................................  16

Part II: Other Information.........................................................  17

Signatures ........................................................................  18

                         Part I: Financial Information

                               FLUOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  Two Months Ended December 31, 2000 and 1999

                                   UNAUDITED

$ in thousands, except per share amounts              2000             1999
------------------------------------------------------------------------------
REVENUES                                          $1,866,519        $1,722,729
                                                  ----------------------------
COSTS AND EXPENSES
   Cost of revenues                                1,826,668         1,679,193
   Corporate administrative
    and general expense                               41,991            15,259
   Interest expense                                    6,808             2,853
   Interest income                                    (1,846)           (1,790)
                                                  ----------------------------
Total Costs and Expenses                           1,873,621         1,695,515
                                                  ----------------------------
EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE TAXES                            (7,102)           27,214
INCOME TAX EXPENSE (BENEFIT)                          (3,079)            8,577
                                                  ----------------------------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                         (4,023)           18,637
EARNINGS FROM DISCONTINUED
   OPERATIONS, NET OF TAXES                               --             9,191
                                                  ----------------------------
NET EARNINGS (LOSS)                               $   (4,023)       $   27,828
                                                  ============================
BASIC EARNINGS (LOSS) PER SHARE
   CONTINUING OPERATIONS                          $    (0.05)       $     0.25
   DISCONTINUED OPERATIONS                                --              0.12
                                                  ----------------------------
   NET EARNINGS (LOSS)                            $    (0.05)       $     0.37
                                                  ============================
DILUTED EARNINGS (LOSS) PER SHARE
   CONTINUING OPERATIONS                          $    (0.05)       $     0.24
   DISCONTINUED OPERATIONS                                --              0.12
                                                  ----------------------------
   NET EARNINGS (LOSS)                            $    (0.05)       $     0.36
                                                  ============================
SHARES USED TO CALCULATE
   BASIC EARNINGS PER SHARE                           74,098            75,565
                                                  ============================
   DILUTED EARNINGS PER SHARE                         74,098            76,163
                                                  ============================

See Accompanying Notes.

                               FLUOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    December 31, 2000 and October 31, 2000

                                   UNAUDITED

                                                          December 31,     October 31,
$ in thousands                                               2000             2000*
--------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents                             $   21,850       $   69,426
   Accounts and notes receivable                            680,836          665,117
   Contract work in progress                                366,223          439,208
   Deferred taxes                                           116,753          112,156
   Inventory and other current assets                       196,596          161,886
                                                         ---------------------------
      Total current assets                                1,382,258        1,447,793

Net assets of discontinued operations                            --          866,199

Property, plant and equipment (net of accumulated
 depreciation and amortization of $450,709 and $441,418,
 respectively)                                              760,876          756,765

Investments and goodwill, net                               192,795          190,403
Deferred taxes                                               82,452           86,056
Other                                                       282,180          305,518
                                                         ---------------------------
                                                         $2,700,561       $3,652,734
                                                         ===========================

                            (Continued On Next Page)

* Amounts at October 31, 2000 have been derived from audited financial statements.

                               FLUOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    December 31, 2000 and October 31, 2000

                                   UNAUDITED

                                                                 December 31,              October 31,
$ in thousands                                                          2000                     2000*
-----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Trade accounts payable                                        $  482,930               $  530,332
    Short-term debt                                                  380,881                  253,512
    Advance billings on contracts                                    311,239                  395,872
    Accrued salaries, wages and benefit plans                        288,699                  242,311
    Other accrued liabilities                                        184,332                  198,348
                                                                -------------------------------------
         Total current liabilities                                 1,648,081                1,620,375
                                                                -------------------------------------

Long-term debt due after one year                                     17,576                   17,573
Other noncurrent liabilities                                         401,827                  405,529
Contingencies and commitments
Shareholders' equity
    Capital stock
     Preferred - authorized 20,000,000 shares
      without par value; none issued                                      --                       --
     Common - authorized 150,000,000 shares
      ($0.01 par value at December 31, 2000, $0.625 par
      value at October 31, 2000); issued and outstanding -
      74,609,050 shares and 75,743,345 shares, respectively              746                   47,339

     Additional capital                                              167,869                  212,107
     Unamortized executive stock plan expense                        (32,411)                 (27,093)
     Accumulated other comprehensive income (loss)                   (42,719)                 (46,400)
     Retained earnings                                               539,592                1,423,304
                                                                 ------------------------------------
         Total shareholders' equity                                  633,077                1,609,257
                                                                 ------------------------------------
                                                                  $2,700,561               $3,652,734
                                                                 ====================================

See Accompanying Notes.

* Amounts at October 31, 2000 have been derived from audited financial statements.

                               FLOUR CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  Two Months Ended December 31, 2000 and 1999

                                   UNAUDITED

$ in thousands                                                      2000           1999
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)                                         $  (4,023)     $  27,828
   Adjustments to reconcile net earnings (loss) to cash
     provided (used) by operating activities:
        Depreciation and amortization - continuing
         operations                                               22,698         20,971
        Depreciation, depletion and amortization -
         discontinued operations                                      --         28,156
        Deferred taxes                                            (4,534)         2,515
        Changes in operating assets and liabilities,
         excluding effects of business acquisitions/
         dispositions                                            (56,378)       (52,820)
        Spin-off transaction expenses                            (13,493)            --
        Other, net                                                   830           (340)
                                                               ------------------------
Cash provided (used) by operating activities                     (54,900)        26,310
                                                               ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures - continuing operations                  (36,364)       (54,324)
   Capital expenditures - discontinued operations                     --        (54,802)
   Proceeds from sale of property, plant and equipment            15,250         14,122
   Investments, net                                                2,895         (5,765)
   Other, net                                                        130         (1,299)
                                                               ------------------------
Cash utilized by investing activities                            (18,089)      (102,068)
                                                               ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in short-term borrowings                             127,128         80,276
   Stock options exercised                                            39          1,645
   Purchases of common stock                                    (101,233)            --
   Other, net                                                       (521)          (112)
                                                               ------------------------
Cash provided by financing activities                             25,413         81,809
                                                               ------------------------
(Decrease) increase in cash and cash equivalents                 (47,576)         6,051
Cash and cash equivalents at beginning of period                  69,426        209,614
                                                               ------------------------
Cash and cash equivalents at end of period                     $  21,850      $ 215,665
                                                               ========================

See Accompanying Notes.

                              FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

(1) On November 30, 2000, a reverse spin-off distribution to shareholders was effected which separated Fluor Corporation (Fluor) into two publicly-traded companies - a "new" Fluor ("New Fluor" or the "company") and Massey Energy Company ("Massey"). The reverse spin-off was accomplished through the distribution of 100% of the common stock of New Fluor to shareholders of existing Fluor. As a result, each existing Fluor shareholder received one share of New Fluor common stock (par value $0.01) for each share of existing Fluor common stock and retained their shares (par value $0.625) in existing Fluor, whose name was changed to Massey Energy Company. A total of 74,279,876 shares of New Fluor common stock were issued as a result of the reverse spin-off. Because of the relative significance of the company's operations to Fluor, the company is treated as the "accounting successor" for financial reporting purposes. Accordingly, Massey's results of operations for the two months ended December 31, 1999 and its net assets as of October 31, 2000 are presented as discontinued operations. Actual operating results of Massey for the month of November 2000 were a loss of $0.9 million, which was in line with the amount included in the loss on disposal recorded during the fourth quarter of fiscal 2000.

     In connection with the reverse spin-off, the company changed to a calendar-year basis of reporting financial results. As a requirement of this change, the company is reporting results for November and December 2000 as a separate transition ("stub") period, with the results for the corresponding period of 1999 presented for comparative purposes.

     The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 2000 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the two months ended December 31, 2000 are not necessarily indicative of results that can be expected for a full year.

     The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at December 31, 2000 and its consolidated results of operations and cash flows for the two months ended December 31, 2000 and 1999.

     Certain October 31, 2000 amounts have been reclassified to conform with the December 31, 2000 presentation.

                              FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED

(2)  Inventories comprise the following:

                                                   December 31,    October 31,
     $ in thousands                                       2000           2000
     -------------------------------------------------------------------------
     Equipment for sale/rental                       $  81,511      $  71,280
     Supplies and other                                 35,053         35,431
                                                   ---------------------------
                                                     $ 116,564      $ 106,711
                                                   ===========================


(3)  Short-term debt comprises the following:


                                                   December 31,    October 31,
     $ in thousands                                       2000           2000
     -------------------------------------------------------------------------
     Commercial paper                                $ 191,720      $  59,442
     Note payable to affiliate                         153,088        164,812
     Notes payable to banks                             35,091         28,517
     Trade notes payable                                   982            741
                                                   ---------------------------
                                                     $ 380,881      $ 253,512
                                                   ===========================


(4) Total comprehensive income (loss) represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and as such, includes net earnings (loss). For the company, the only other component of total comprehensive income (loss) is the change in the cumulative foreign currency translation adjustments recorded in shareholders' equity.

     The components of comprehensive income (loss), net of related tax, are as follows:

                                                 Two Months Ended December 31,
                                               -------------------------------
     $ in thousands                                      2000          1999
     -------------------------------------------------------------------------
     Net earnings (loss)                             $ (4,023)       $ 27,828
     Foreign currency translation adjustment            3,681           2,371
                                               -------------------------------
     Comprehensive income (loss)                     $   (342)       $ 30,199
                                               ===============================

                              FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED

(5) Cash paid for interest was $6.0 million and $6.3 million for the two month periods ended December 31, 2000 and 1999, respectively. Income tax payments, net of receipts, were $3.1 million and $0.6 million during the two month periods ended December 31, 2000 and 1999, respectively.

(6) In connection with the company's 1997/1998 share repurchase program, the company entered into a forward purchase contract for 1,850,000 shares of its common stock. The contract was settled for cash of $101.2 million ($54.72 per share) on November 30, 2000, immediately prior to the reverse spin-off distribution to shareholders.

(7) Operating information by segment for the company's continuing operations are as follows for the two months ended December 31, 2000 and 1999:

                                                Fluor         Fluor
                                  Fluor         Global      Signature
     $ in millions                Daniel       Services      Services    Total
     ---------------------------------------------------------------------------
     2000
     External revenues           $1,318.4       $544.6      $ 3.5      $1,866.5
     Operating profit (loss)     $   28.4       $ 13.7      $(1.6)     $   40.5

     1999
     External revenues           $1,175.5       $547.2      $   -      $1,722.7
     Operating profit (loss)     $   27.5       $ 18.8      $(1.3)     $   45.0


     Reconciliation of Segment Information to Consolidated Amounts - For the two months ended December 31, 2000 and 1999:


     $ in millions                                              2000       1999
     ---------------------------------------------------------------------------
     Total segment operating profit                            $ 40.5    $ 45.0
     Corporate administrative and general expense               (42.0)*   (15.3)
     Interest expense, net                                       (5.0)     (1.1)
     Other items, net                                            (0.6)     (1.4)
                                                              ------------------
     Earnings (loss) from continuing operations before taxes   $ (7.1)   $ 27.2
                                                              ==================

     * In connection with the separation of Massey from Fluor, all stock-price driven compensation plans were adjusted to preserve the value of such plans on the date of the distribution. During the two months ended December 31, 2000, a charge totaling $24.0 million was recorded to reflect the increase in the "new" Fluor stock price from the date of conversion to December 31, 2000.

                              FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED

(8) Effective November 1, 2000, the company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) as amended, which requires that all derivative instruments be reported on the balance sheet at fair value. The adoption of SFAS 133 did not have a material effect on the company's financial statements.

     The company uses forward exchange contracts to hedge certain foreign currency transactions entered into in the ordinary course of business. The company does not engage in currency speculation. The company's forward exchange contracts do not subject the company to significant risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, in the transactions being hedged.

     The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items.

     The company generally limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. Under certain limited circumstances, such foreign currency payment provisions could be deemed embedded derivatives under SFAS 133. At the November 1, 2000 implementation date and as of December 31, 2000, the company had no significant embedded derivatives in any of its contracts.

                               FLUOR CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes and the company's October 31, 2000 annual report on Form 10-K. For purposes of reviewing this document, "operating profit" is calculated as revenues less cost of revenues excluding: corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; gain or loss on discontinued operations; the cumulative effect of a change in accounting principles; and certain other miscellaneous non-operating income and expense items which are immaterial.

FORWARD-LOOKING INFORMATION

Statements regarding the company's expectations regarding projected earning levels, market outlook, new awards, backlog levels, competition, the adequacy of funds to service debt and the implementation of new strategic initiatives are forward looking in nature. These forward-looking statements reflect the company's current analysis of existing information. As a result, caution must be exercised in relying on forward-looking statements. Due to unknown risks, the company's actual results may differ materially from its expectations or projections. The factors potentially contributing to such differences include, among others:

 .  Changes in global business, economic, political and social conditions;
 .  The company's failure to receive anticipated new contract awards;
 .  Customer cancellations of, or scope adjustments to, existing contracts;
 .  Difficulties or delays incurred in the execution of construction contracts resulting in cost overruns or liabilities;
 .  Customer delays or defaults in making payments;
 .  Difficulties and delays incurred in the implementation of strategic initiatives;
 .  Risks and impacts resulting from the company's reverse spin-off transaction consummated on November 30, 2000 involving Massey Energy Company;
 .  Competition in the global engineering, procurement and construction industry.

The forward-looking statements are also based on various operating assumptions regarding, among other things, overhead costs and employment levels that may not be realized. In addition, while most risks affect only future costs or revenues that the company anticipates it will receive, some risks may relate to accruals that have already been reflected in earnings. The company's failure to receive payments of these accrued earnings could result in charges against future earnings.

Additional information concerning factors that may influence the company's results can be found in press releases and periodic filings with the Securities and Exchange Commission including the discussion under the heading "Item 1. Business - Other Matters - Company Business Risks" in the company's Form 10-K for its fiscal year ended October 31, 2000 that was filed with the Securities and Exchange Commission on January 29, 2001. These filings are available publicly and upon request from Fluor's Investor Relations Department: (949) 349-3909. The company disclaims any intent or obligation to update its forward-looking statements.

RESULTS OF CONTINUING OPERATIONS

Revenues for the two-month period ended December 31, 2000 increased 8 percent compared with the same period of 1999. Net loss from continuing operations for the two-month period ended December 31, 2000 was $4.0 million compared with net earnings of $18.6 million for the same period of 1999. Operating results for the two months ended December 31, 2000 were impacted by an unusual compensation charge totaling $15.6 million after tax. In connection with the reverse spin-off of Massey Energy Company, all stock-based compensation plans were adjusted to preserve the value of such plans on the date of the distribution. The charge reflects the impact of the increase in the "new" Fluor stock price from the date of conversion to December 31, 2000. Excluding the unusual item, net earnings from continuing operations for the two months ended December 31, 2000 were $11.6 million ($0.16 per diluted share) compared with $18.6 million ($0.24 per diluted share) reported for the respective period of 1999.

FLUOR DANIEL

Revenues and operating profit for the Fluor Daniel segment for the two-month periods ended December 31, 2000 and 1999 are summarized as follows:

                                      Two Months Ended December 31,
                                      ------------------------------
$ in millions                            2000                1999
--------------------------------------------------------------------

Revenues                               $1,318.4             $1,175.5
Operating profit                       $   28.4             $   27.5

Revenues increased by 12 percent for the two-month period ended December 31, 2000 compared with the same period of 1999, primarily due to an increase in work performed, which is consistent with the upward trend in new awards experienced during the fourth quarter of fiscal 2000.

Operating profit increased slightly for the two-month period ended December 31, 2000 compared with the same period of 1999. Expressed as a percentage of revenues, the operating margin was 2.2 percent for the two-month period of 2000, a slight decline from the 2.3 percent realized in the corresponding 1999 period.

New awards for the two months ended December 31, 2000 were $859.6 million, compared with $761.3 million for the same period of 1999. Approximately 40 percent of the new awards for the two months ended December 31, 2000 were for projects located outside of the United States.

The following table sets forth backlog for each of the segment's business units:

                                   December 31,        October 31,       December 31,
$ in millions                             2000               2000               1999
------------------------------------------------------------------------------------
Energy & Chemicals                      $4,666             $4,356             $4,464
Manufacturing & Life Sciences            1,039              1,078              1,378
Mining                                     694                964                394
Infrastructure                             303                332                328
                                   -------------------------------------------------
Total backlog                           $6,702             $6,730             $6,564
                                   =================================================

United States                           $2,976             $2,968             $2,757
International                            3,726              3,762              3,807
                                   -------------------------------------------------
Total backlog                           $6,702             $6,730             $6,564
                                   =================================================

The increase in total backlog compared with December 31, 1999 is consistent with the recent improving trend in new awards. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

FLUOR GLOBAL SERVICES

Revenues and operating profit for the Fluor Global Services segment for the two-month periods ended December 31, 2000 and 1999 are summarized as follows:

                                      Two Months Ended December 31,
                                      ------------------------------
$ in millions                            2000                1999
--------------------------------------------------------------------
Revenues                                 $544.6              $547.2
Operating profit                         $ 13.7              $ 18.8

Although revenues were essentially unchanged for the two months ended December 31, 2000 compared with the same period of 1999, operating profits declined due to the timing of earnings on a number of large contracts.

New awards for the two months ended December 31, 2000 were $177.5 million compared with $254.2 million for the same period of 1999. New awards for the two months ended December 31, 2000 were almost entirely for domestic projects. The nature and size of Fluor Global Services projects can result in variability in new award levels from period to period.

The following table sets forth backlog for each of the segment's business units:

                                December 31,         October 31,        December 31,
$ in millions                           2000                2000                1999
------------------------------------------------------------------------------------
Operations & Maintenance              $1,579              $1,571              $1,048
Telecommunications                       884                 946                 480
Fluor Federal Services                   602                 765                 655
                                 ---------------------------------------------------
Total backlog                         $3,065              $3,282              $2,183
                                 ===================================================

United States                         $2,547              $2,712              $1,965
International                            518                 570                 218
                                 ---------------------------------------------------
Total backlog                         $3,065              $3,282              $2,183
                                 ===================================================

The increase in total backlog at December 31, 2000 compared with December 31, 1999 is consistent with growth in new awards that occurred during fiscal year 2000. The decline in backlog since the end of fiscal 2000 reflects the reduced level of new awards during the two-month stub period. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

FLUOR SIGNATURE SERVICES

The Fluor Signature Services segment, the company's shared services enterprise, reported an operating loss of $1.6 million during the two months ended December 31, 2000, compared with an operating loss of $1.3 million during the corresponding period of 1999. The segment commenced operations at the beginning of fiscal 1999.

OTHER

Net interest expense for the two month period ended December 31, 2000 increased by $3.9 million compared with the corresponding period of 1999 as the combined result of higher levels of short-term debt and an increase in interest rates for commercial paper during 2000.

Corporate administrative and general expense for the two months ended December 31, 2000 was $26.7 million higher compared with the same period in 1999 as the principal result of two factors. First, costs related to the company's Enterprise Resource Management system, Knowledge@Work, totaled $7.3 million during the two months ended December 31, 2000, compared with $3.0 million during the corresponding period of 1999. Costs for the 2000 period include operating expenses following the successful initial implementation of certain applications at the end of fiscal 2000 as well as expenditures for continuing development of other applications. Second, as discussed above, an unusual compensation charge of $24.0 million pretax ($15.6 million after tax) was recorded during the 2000 period.

The effective tax rate of the company's continuing operations, exclusive of the impact of the unusual compensation charge, was 31.5 percent. This rate is unchanged as compared with prior year results for the same reporting period.

DISCONTINUED OPERATIONS

The company recorded a $25.0 million loss on disposal during the fourth quarter of fiscal 2000, which included a provision for the expected operating results of Massey Energy Company between October 31, 2000 and November 30, 2000. Actual operating results of Massey Energy Company for the month of November 2000 were a loss of $0.9 million, which was in line with the amount included in the loss on disposal. Therefore, no results of discontinued operations are reported for the two months ended December 31, 2000. For the 1999 period, revenues for discontinued operations were $176.6 million.

FINANCIAL POSITION AND LIQUIDITY

At December 31, 2000, the company had cash and cash equivalents of $21.9 million and a total debt to total capitalization ratio of 38.6 percent, compared with cash and cash equivalents of $69.4 million and a pro forma (as if the reverse spin-off had occurred on October 31, 2000) total debt to total capitalization ratio of 36.7 percent at the end of fiscal year 2000.

Cash used by operating activities was $54.9 million during the two-month period ended December 31, 2000, compared with cash provided by operating activities of $26.3 million during the same period in 1999. This change is primarily due to the lower level of earnings during the 2000 period, combined with reduced depreciation and amortization following the reverse spin-off of Massey Energy Company and the payment of costs associated with that transaction during the 2000 period.

Cash utilized by investing activities totaled $18.1 million during the two-month period ended December 31, 2000 compared with $102.1 million during the same period in 1999. The 1999 amount includes $54.8 million of capital expenditures for discontinued operations. Also, capital expenditures for continuing operations decreased by $18.0 million during 2000 relative to the 1999 period.

Cash provided by financing activities totaled $25.4 million during the two-month period ended December 31, 2000 compared with $81.8 million for the same period in 1999. During 2000, the company increased its short-term borrowings by $127.1 million, including increases in commercial paper of $132.3 million and notes payable to banks of $6.5 million. The company decreased its note payable to affiliate by $11.7 million during 2000 period. On November 30, 2000, prior to the reverse spin-off of Massey Energy Company, the company settled a forward purchase contract for 1,850,000 shares of common stock entered into in connection with its 1997/1998 share repurchase program for cash of $101.2 million ($54.72 per share).

The company has on hand and access to sufficient sources of funds to meet its anticipated operating needs. Significant short- and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the company's commercial paper program.

FINANCIAL INSTRUMENTS

The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At December 31, 2000 and October 31, 2000, the company had forward foreign exchange contracts of less than 18 months duration to exchange principally Euros, Australian dollars, British pounds, Canadian dollars, Czech korunas, Dutch guilders, German marks and Spanish pesetas for U.S. dollars. The total gross notional amount of these contracts at December 31, 2000 and October 31, 2000 was $73.0 million and $71.0 million, respectively. Forward contracts to purchase foreign currency amounted to $72.6 million and $66.0 million and forward contracts to sell foreign currency totaled $0.4 million and $5.0 million at December 31, 2000 and October 31, 2000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Effective November 1, 2000, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) as amended. The adoption of SFAS 133 did not have a material effect on the company's financial statements.

                               FLUOR CORPORATION
                        CHANGES IN CONSOLIDATED BACKLOG
                  Two Months Ended December 31, 2000 and 1999

                                   UNAUDITED

                                                      Two Months Ended December 31,
                                                     --------------------------------
$ in millions                                              2000              1999
-------------------------------------------------------------------------------------
Backlog - beginning of period                          $10,012.2          $ 9,142.0
New awards                                               1,037.1            1,015.5
Adjustments and cancellations, net                         468.9              187.8
Work performed                                          (1,751.5)          (1,597.9)
                                                       ------------------------------
Backlog - end of period                                $ 9,766.7          $ 8,747.4
                                                       ==============================

                          PART II:  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               None


         (b)   Reports on Form 8-K.

               The company filed Form 8-K's on December 7, 2000 and December 29, 2000 which included various agreements associated with the reverse spin-off transaction and resulting changes to certain incentive plans.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  FLUOR CORPORATION
                                    --------------------------------------------
                                                     (Registrant)

Date: February 14, 2001             /s/ R. F. Hake
      -----------------             --------------------------------------------
                                    R. F. Hake, Executive Vice President and
                                    Chief Financial Officer

                                    /s/ V. L. Prechtl
                                    --------------------------------------------
                                    V. L. Prechtl, Vice President and Controller