Form 10-Q
period 2001-03-31
FLUOR CORP
filed 2001-05-15
CIK 1124198

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  (X)   No  (_)

As of April 30, 2001 there were 79,262,305 shares of common stock outstanding.

                               FLUOR CORPORATION

                                   FORM 10-Q

                                March 31, 2001


TABLE OF CONTENTS                                                           PAGE
--------------------------------------------------------------------------------

Part I:   Financial Information

          Condensed Consolidated Statement of Earnings for the Three
          Months Ended March 31, 2001 and April 30, 2000....................  2

          Condensed Consolidated Balance Sheet at March 31, 2001 and
          December 31, 2000.................................................  3

          Condensed Consolidated Statement of Cash Flows for the Three
          Months Ended March 31, 2001 and April 30, 2000 ...................  5

          Notes to Condensed Consolidated Financial Statements .............  6

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................ 10

          Changes in Consolidated Backlog .................................. 16

Part II:  Other Information................................................. 17

Signatures.................................................................. 19

                        Part I:  Financial Information

                               FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
             Three Months Ended March 31, 2001 and April 30, 2000

                                   UNAUDITED

In thousands, except per share amounts                                   2001                    2000
-----------------------------------------------------------------------------------------------------
REVENUES                                                     $      2,022,819        $      2,295,662
                                                             ----------------------------------------
COSTS AND EXPENSES
        Cost of revenues                                            1,938,816               2,229,875
        Special provision                                                  --                 (17,919)
        Corporate administrative and general expense                   61,533                  27,252
        Interest expense                                               10,345                   5,986
        Interest income                                                (2,936)                 (2,719)
                                                             ----------------------------------------
Total Costs and Expenses                                            2,007,758               2,242,475
                                                             ----------------------------------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES                       15,061                  53,187
INCOME TAX EXPENSE                                                      3,869                  16,461
                                                             ----------------------------------------
NET EARNINGS FROM CONTINUING OPERATIONS                                11,192                  36,726
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES                        --                  14,316
                                                             ----------------------------------------
NET EARNINGS                                                 $         11,192        $         51,042
                                                             ========================================
BASIC EARNINGS PER SHARE
        CONTINUING OPERATIONS                                $           0.15        $           0.49
        DISCONTINUED OPERATIONS                                            --                    0.19
                                                             ----------------------------------------
        NET EARNINGS                                         $           0.15        $           0.68
                                                             ========================================
DILUTED EARNINGS PER SHARE
        CONTINUING OPERATIONS                                $           0.15        $           0.48
        DISCONTINUED OPERATIONS                                            --                    0.18
                                                             ----------------------------------------
        NET EARNINGS                                         $           0.15        $           0.66
                                                             ========================================
SHARES USED TO CALCULATE
        BASIC EARNINGS PER SHARE                                       75,203                  75,453
                                                             ========================================
        DILUTED EARNINGS PER SHARE                                     76,982                  76,789
                                                             ========================================

See Accompanying Notes

                               FLUOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     March 31, 2001 and December 31, 2000

                                   UNAUDITED


                                                                           March 31,               December 31,
$ in thousands                                                                  2001                       2000
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
         Cash and cash equivalents                                       $    97,358                $    21,850
         Accounts and notes receivable                                       747,998                    680,836
         Contract work in progress                                           369,784                    366,223
         Deferred taxes                                                      119,836                    116,753
         Inventory and other current assets                                  171,875                    196,596
                                                                         --------------------------------------
      Total current assets                                                 1,506,851                  1,382,258

Property, plant and equipment (net of accumulated
 depreciation and amortization of $466,716 and
 $450,709, respectively)                                                     755,040                    760,876
Investments and goodwill, net                                                202,538                    192,795
Deferred taxes                                                                99,628                     82,452
Other                                                                        293,469                    282,180
                                                                         ---------------------------------------
                                                                         $ 2,857,526                $ 2,700,561
                                                                         =======================================



                            (Continued On Next Page)

                               FLUOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     March 31, 2001 and December 31, 2000

                                   UNAUDITED

                                                                          March 31,              December 31,
$ in thousands, except per share amount                                        2001                      2000
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Trade accounts payable                                              $   592,336               $   482,930
    Short-term debt                                                         184,881                   227,793
    Advances from affiliate                                                 238,873                   153,088
    Advance billings on contracts                                           223,823                   311,239
    Accrued salaries, wages and benefit plans                               280,582                   288,699
    Other accrued liabilities                                               192,329                   184,332
                                                                        -------------------------------------
     Total current liabilities                                            1,712,824                 1,648,081
                                                                        -------------------------------------

Long-term debt due after one year                                            17,581                    17,576
Other noncurrent liabilities                                                378,607                   401,827
Contingencies and commitments
Shareholders' equity
    Capital stock
      Preferred - authorized 20,000,000 shares
        without par value; none issued                                           --                        --
      Common - authorized 150,000,000 shares
        of $0.01 par value; issued and outstanding
        - 78,496,998 shares and 74,609,050 shares, respectively                 785                       746
    Additional capital                                                      285,501                   167,869
    Unamortized executive stock plan expense                                (28,605)                  (32,411)
    Accumulated other comprehensive income (loss)                           (47,496)                  (42,719)
    Retained earnings                                                       538,329                   539,592
                                                                        -------------------------------------
    Total shareholders' equity                                              748,514                   633,077
                                                                        -------------------------------------
                                                                        $ 2,857,526               $ 2,700,561
                                                                        =====================================

See Accompanying Notes

                               FLUOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             Three Months Ended March 31, 2001 and April 30, 2000

                                   UNAUDITED


$ in thousands                                                                             2001                      2000
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net earnings                                                                   $   11,192                $   51,042
      Adjustments to reconcile net earnings to cash
        provided by operating activities:
           Depreciation and amortization - continuing operations                         30,258                    36,341
           Depreciation, depletion and amortization - discontinued operations                --                    43,412
           Deferred taxes                                                               (16,059)                    6,636
           Special provision, net of cash paid                                           (1,700)                  (20,148)
           Asset write-off                                                                   --                    17,762
           Changes in operating assets and liabilities, excluding effects of
             business acquisitions/dispositions                                          52,898                  (114,556)
           Equity in earnings of investees                                              (12,854)                  (13,572)
           Other, net                                                                    (5,314)                   (3,917)
                                                                                     ------------------------------------
Cash provided by operating activities                                                    58,421                     3,000
                                                                                     ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures - continuing operations                                      (40,506)                 (108,498)
      Capital expenditures - discontinued operations                                         --                   (42,509)
      Proceeds from sale of property, plant and equipment                                16,751                    24,642
      Investments, net                                                                      159                     1,219
      Other, net                                                                           (618)                   (5,838)
                                                                                     ------------------------------------
Cash utilized by investing activities                                                   (24,214)                 (130,984)
                                                                                     ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

      Cash dividends paid                                                               (12,455)                  (19,108)
      (Decrease) increase in short-term borrowings                                      (42,624)                  143,690
      Stock options exercised                                                            97,006                        18
      Purchases of common stock                                                              --                   (23,003)
      Other, net                                                                           (626)                   (1,534)
                                                                                     ------------------------------------
Cash provided by financing activities                                                    41,301                   100,063
                                                                                     ------------------------------------
Increase (decrease) in cash and cash equivalents                                         75,508                   (27,921)
Cash and cash equivalents at beginning of period                                         21,850                   148,130
                                                                                     ------------------------------------
Cash and cash equivalents at end of period                                           $   97,358                $  120,209
                                                                                     ====================================

See Accompanying Notes

                               FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED


(1) On November 30, 2000, a reverse spin-off distribution to shareholders was effected which separated Fluor Corporation (Fluor) into two publicly-traded companies - a "new" Fluor ("New Fluor" or the "company") and Massey Energy Company ("Massey"). The reverse spin-off was accomplished through the distribution of 100% of the common stock of New Fluor to shareholders of existing Fluor. As a result, each existing Fluor shareholder received one share of New Fluor common stock for each share of existing Fluor common stock and retained their shares in existing Fluor, whose name was changed to Massey Energy Company. Because of the relative significance of the company's operations to Fluor, the company is treated as the "accounting successor" for financial reporting purposes. Accordingly, Massey's results of operations for periods preceding the separation date are presented as discontinued operations.

     In connection with the reverse spin-off, the company changed to a calendar-year basis of reporting financial results. For comparative purposes, the fiscal year 2000 quarterly period that ended closest to March 31, (the three months ended April 30, 2000 or the "comparison period") is presented in the accompanying condensed consolidated financial statements and these notes.

     The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 2000 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of results that can be expected for a full year.

     The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at March 31, 2001 and its consolidated results of operations and cash flows for the three months ended March 31, 2001 and April 30, 2000.

     Certain December 31, 2000 amounts have been reclassified to conform to the March 31, 2001 presentation.

                               FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED

(2)  Inventories comprise the following:

                                                March 31,       December 31,
          $  in thousands                            2001               2000
       ---------------------------------------------------------------------

          Equipment for sale/rental             $  75,506          $  81,511
          Supplies and other                       35,269             35,053
                                                ----------------------------
                                                $ 110,775          $ 116,564
                                                ============================

(3)  Short-term debt comprises the following:

                                                 March 31,      December 31,
          $  in thousands                             2001              2000
       ---------------------------------------------------------------------

          Commercial paper                      $  151,003         $ 191,720
          Notes payable to banks                    33,184            35,091
          Trade notes payable                          694               982
                                                ----------------------------
                                                $  184,881         $ 227,793
                                                ============================

(4) Advances from affiliate relate to cash received by a joint venture entity from advance billings on contracts, which are made available to the partners. Such advances are classified as an operating liability of the company.

(5) Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and as such, includes net earnings. For the company, the only other component of total comprehensive income is the change in the cumulative foreign currency translation adjustments recorded in shareholders' equity.

     The components of comprehensive income, net of related tax, are as follows for the three-month periods ended March 31, 2001 and April 30, 2000:


           $ in thousands                             2001              2000
        --------------------------------------------------------------------
           Net earnings                         $   11,192         $  51,042
           Foreign currency translation
           adjustment                               (4,777)           (4,031)
                                                ----------------------------
           Comprehensive income                 $    6,415         $  47,011
                                                ============================

                               FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED

(6) Cash paid for interest was $15.0 million and $21.4 million for the three-month periods ended March 31, 2001 and April 30, 2000, respectively. Income tax payments, net of receipts, were $10.6 million and $26.3 million during the three-month periods ended March 31, 2001 and April 30, 2000, respectively.

(7) During 2001, New Fluor reorganized its business units to facilitate its leadership as a single, highly focused company. The business units are grouped into three segments: Engineering, Procurement and Construction
     (EPC), Asset Services and Business Services and Other. The EPC segment includes six business units: Energy & Chemicals, Duke/Fluor Daniel, Manufacturing and Life Sciences, Telecommunications, Mining and Transportation. The Asset Services segment includes three business units:
     American Equipment Company, Fluor Federal Services and Global Services (formerly Operations and Maintenance). The Business Services and Other segment includes three business units: Fluor Signature Services (the company's shared services organization), TRS Staffing Solutions and New Ventures. Additionally, certain management costs that were previously charged to business segments are now included in corporate administrative and general expense. Prior year amounts have been restated to conform to the current organization structure.

     Total assets for the EPC, Asset Services and Business Services and Other segments were $886.2 million, $822.3 million and $468.4 million, respectively, at March 31, 2001, compared with $871.5 million, $808.1 million and $502.3 million, respectively, at December 31, 2000.

     Operating information by segment for the company's continuing operations are as follows for the three months ended March 31, 2001 and April 30, 2000:

                                                         Business
                                             Asset       Services
     $ in millions                 EPC       Services    and Other     Total
     --------------------------------------------------------------------------
     2001
     External revenues          $1,376.8       $594.4        $51.6    $2,022.8
     Operating profit (loss)        65.0         26.5         (7.5)       84.0

     2000
     External revenues          $1,731.3       $503.1        $61.3    $2,295.7
     Operating profit (loss)        63.2         26.4         (4.5)       85.1

                               FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED


(7)  (continued)

      Reconciliation of Segment Information to Consolidated Amounts - For the three months ended March 31, 2001 and April 30, 2000:


      $ in millions                                          2001        2000
      -----------------------------------------------------------------------
      Total segment operating profit                     $   84.0    $   85.1
      Loss on business disposition not allocated
        to a segment                                           --       (19.3)
      Special provision                                        --        17.9
      Corporate administrative and general expense          (61.5)      (27.2)
      Interest expense, net                                  (7.4)       (3.3)
                                                         --------------------
      Earnings from continuing operations
        before taxes                                     $   15.1    $   53.2
                                                         ====================

(8) The company uses forward exchange contracts to hedge certain foreign currency transactions entered into in the ordinary course of business. The company does not engage in currency speculation. The company's forward exchange contracts do not subject the company to significant risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, in the transactions being hedged.

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

     The company generally limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract performed. Under certain limited circumstances, such foreign currency payment provisions could be deemed embedded derivatives. As of March 31, 2001, the company had no significant embedded derivatives in any of its contracts.

                               FLUOR CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes and the company's October 31, 2000 annual report on Form 10-K. For purposes of reviewing this document, "operating profit" is calculated as revenues less cost of revenues excluding: corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; and gain or loss on discontinued operations.

FORWARD-LOOKING INFORMATION

Statements regarding the company's projected earning levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward looking in nature. These forward-looking statements reflect current analysis of existing information. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, the company's actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

 .    Changes in global business, economic, political and social conditions;
 .    The company's failure to receive anticipated new contract awards;
 .    Customer cancellations of, or scope adjustments to, existing contracts;
 .    Difficulties or delays incurred in the execution of construction contracts resulting in cost overruns or liabilities;
 .    Customer delays or defaults in making payments;
 .    Difficulties and delays incurred in the implementation of strategic initiatives; and
 .    Competition in the global engineering and construction industry.

While most risks affect only future costs or revenues anticipated by the company, some risks may relate to accruals that have already been reflected in earnings. The company's failure to receive payments of accrued amounts could result in a charge against future earnings.

Additional information concerning these and other factors can be found in press releases as well as periodic filings with the Securities and Exchange Commission, including the discussion under the heading "Item 1. Business - Other Matters - Company Business Risks" in the company's Form 10-K filed January 29, 2001. These filings are available either publicly or upon request from Fluor's Investor Relations Department: (949) 349-3909. The company disclaims any intent or obligation to update its forward-looking statements.

RESULTS OF CONTINUING OPERATIONS

Revenues for the three months ended March 31, 2001 were $2,022.8 million compared with $2,295.7 million for the three months ended April 30, 2000. Net earnings from continuing operations for the 2001 period were $11.2 million compared with $36.7 million for the 2000 comparison period. Operating results for the 2001 period were impacted by an unusual compensation charge totaling $16.2 million after tax, reflecting the impact of the significant increase in the company's stock price during the quarter on stock-based compensation plans. Operating results for the 2000 comparison period were impacted by two unusual items. First, $17.9 million of the special provision that was recorded during fiscal year 1999 was reversed into earnings as a result of the company's decision to retain ownership and remain in its current office location in Camberley, U.K. Additionally, an unusual charge in the amount of $19.3 million was recorded that related to the write-off of certain assets and the loss on the sale of a European-based consulting business. Excluding the impacts of unusual items, net earnings from continuing operations for the 2001 period were $27.4 million ($0.36 per diluted share) compared with $38.1 million ($0.50 per diluted share) for the 2000 comparison period.

Consolidated new awards for the three months ended March 31, 2001 increased 43 percent to $2.5 billion from $1.8 billion in the comparison period of 2000. Consolidated backlog at March 31, 2001 was $10.2 billion, an increase of 11 percent over the April 30, 2000 backlog of $9.2 billion. New awards and backlog for the Asset Services segment are concentrated in the United States, while such amounts for the Engineering, Procurement and Construction (EPC) segment include significant international amounts. Approximately 27 percent of consolidated new awards for the three months ended March 31, 2001 were for projects located outside of the United States. As of March 31, 2001, approximately 45 percent of consolidated backlog relates to international projects.

EPC

Revenues and operating profit for the EPC segment for the three-month periods ended March 31, 2001 and April 30, 2000 are summarized as follows:

$ in millions                                2001                  2000
-----------------------------------------------------------------------

Revenues                                 $1,376.8              $1,731.3
Operating profit                             65.0                  63.2

Revenues decreased by 20 percent for the 2001 period compared with the 2000 period, primarily due to a decrease in work performed, which resulted from the timing of contract performance.

Operating profit increased slightly for the 2001 period compared with the 2000 period. Expressed as a percentage of revenues, the operating profit margin was
4.7 percent for the 2001 period, a significant improvement over the 3.7 percent realized in the 2000 comparison period.

New awards for the 2001 period were $2,076.8 million, compared with $1,615.7 million for the 2000 comparison period. The increase in new awards during 2001 has resulted from substantial increases in the new awards levels for the Energy & Chemicals, Duke/Fluor Daniel and Manufacturing and Life Sciences business units.

The following table sets forth backlog for each of the segment's business units:

                                       March 31,   December 31,    April 30,
$ in millions                               2001           2000         2000
----------------------------------------------------------------------------

Energy & Chemicals                      $3,518.6       $3,350.8     $3,298.6
Duke / Fluor Daniel                      1,764.5        1,315.2        957.6
Manufacturing & Life Sciences            1,273.8        1,039.0      1,162.2
Telecommunications                         438.1          883.8        821.3
Mining                                     665.7          694.3      1,036.8
Transportation                             299.0          302.8        319.8
                                        ------------------------------------
Total EPC backlog                       $7,959.7       $7,585.9     $7,596.3
                                        ====================================

The increase in total backlog at March 31, 2001 compared with April 30, 2000 is consistent with the recent improving trend in new awards. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward. Backlog for the Telecommunications business unit at March 31, 2001 includes a $400 million downward adjustment for a reduction in scope on one project.


ASSET SERVICES

Revenues and operating profit for the Asset Services segment for the three-month periods ended March 31, 2001 and April 30, 2000 are summarized as follows:

$ in millions                               2001                 2000
---------------------------------------------------------------------
Revenues                                  $594.4               $503.1
Operating profit                            26.5                 26.4

Revenues increased by 18 percent for the 2001 period compared with the 2000 period, primarily due to higher revenues at the Fluor Federal Services business unit. Operating profit for the 2001 period did not vary significantly relative to the 2000 comparison period. As a percent of revenues, however, it declined to 4.5 percent during the 2001 period compared with 5.2 percent during the 2000 period. This decline resulted primarily from the renewal of two major government contracts at the end of fiscal 2000 with terms that provide for future incentives that will be recognized when they are earned.

New awards for the 2001 period were $457.4 million compared with $163.2 million for the 2000 comparison period. The nature and size of Asset Services projects can result in variability in new award levels from period to period.

The American Equipment Company business unit does not generate activity that is included in backlog. The following table sets forth backlog for the segment's other business units:

                                      March 31,    December 31,    April 30,
$ in millions                              2001            2000         2000
----------------------------------------------------------------------------
Global Services                        $1,788.5        $1,578.7     $1,267.1
Fluor Federal Services                    435.5           602.1        324.7
                                      --------------------------------------
Total Asset Services backlog           $2,224.0        $2,180.8     $1,591.8
                                      ======================================

The increase in total backlog at March 31, 2001 compared with April 30, 2000 is consistent with growth in new awards that occurred during the latter part of fiscal year 2000. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.


BUSINESS SERVICES AND OTHER

Revenues and operating loss for the Business Services and Other segment for the three-month periods ended March 31, 2001 and April 30, 2000 are summarized as follows:

$ in millions                               2001                  2000
----------------------------------------------------------------------
Revenues                                   $51.6                 $61.3
Operating loss                              (7.5)                 (4.5)

Operating losses of this segment relate primarily to New Ventures, which were combined under a single point of oversight and accountability as part of the organizational realignment during 2001.


OTHER

Net interest expense for the three months ended March 31, 2001 increased by $4.1 million compared with the three months ended April 30, 2000, as the result of higher average levels of interest bearing obligations during 2001.

Corporate administrative and general expense for the 2001 period was $34.3 million higher than during the 2000 comparison period as the principal result of the unusual stock-based compensation charge of $25.0 million pretax ($16.2 million after tax) discussed above. During the 2000 comparison period, a credit of $4.0 million was recorded relative to such stock-price based programs.

The effective tax rate of the company's continuing operations, exclusive of the impact of the unusual compensation charge, was 31.5 percent for the 2001 period. This rate is approximately the same as the effective tax rate for the three months ended April 30, 2000, excluding the impacts of the two unusual items recorded during that period.


FINANCIAL POSITION AND LIQUIDITY

At March 31, 2001, the company had cash and cash equivalents of $97.4 million and a total debt to total capitalization ratio of 21.3 percent, compared with cash and cash equivalents of $21.9 million and a total debt to total capitalization ratio of 27.9 percent as of December 31, 2000.

Cash flows have not been restated to exclude discontinued operations, and therefore include the Coal segment for the 2000 comparison period. Cash provided by operating activities was $58.4 million during the three months ended March 31, 2001, compared with $3.0 million during the three months ended April 30, 2000. Although net earnings and depreciation, depletion and amortization were lower during the 2001 period than the 2000 comparison period, a substantial decline in the level of net operating assets and liabilities associated with engineering and construction activities, including a significant increase in the level of advances from affiliate, had a more than offsetting favorable impact. The level of operating assets and liabilities is affected from period to period by the mix, stage of completion and commercial terms of the projects.

Cash utilized by investing activities totaled $24.2 million during the 2001 period compared with $131.0 million during the 2000 period. The 2000 amount includes $42.5 million of capital expenditures for discontinued operations. Capital expenditures for continuing operations in the 2000 period included Knowledge@Work, equipment purchases and facility acquisition costs. Capital expenditures during the 2001 period included Knowledge@Work and equipment purchases.

Cash provided by financing activities totaled $41.3 million during the three months ended March 31, 2001 compared with $100.1 million for the three months ended April 30, 2000. During 2001, the company decreased its short-term borrowings by $42.6 million, compared with an increase of $143.7 during the 2000 comparison period. Stock option exercises provided $97.0 million during the 2001 period, compared with only a nominal amount during the 2000 period. Dividends paid during the 2001 period were $12.5 million ($0.16 per share), compared with $19.1 million ($0.25 per share) during the 2000 comparison period. In connection with a stock buyback program approved by the Board of Directors on March 8, 2000, the company purchased 747,000 shares of its common stock for $23.0 million during the 2000 comparison period.

The company has on hand and access to sufficient sources of funds to meet its anticipated operating needs. Significant short- and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the company's commercial paper program.

FINANCIAL INSTRUMENTS

The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At March 31, 2001 and December 31, 2000, the company had forward foreign exchange contracts of less than 18 months duration to exchange principally Euros, Australian dollars, British pounds, Canadian dollars, Dutch guilders, German marks and Spanish pesetas for U.S. dollars. The total gross notional amount of these contracts at March 31, 2001 and December 31, 2000 was $95.3 million and $73.0 million, respectively. Forward contracts to purchase foreign currency amounted to $95.2 million and $72.6 million and forward contracts to sell foreign currency totaled $0.1 million and $0.4 million at March 31, 2001 and December 31, 2000, respectively.

                               FLUOR CORPORATION
                        CHANGES IN CONSOLIDATED BACKLOG
             Three Months Ended March 31, 2001 and April 30, 2000

                                   UNAUDITED




$ in millions                                        2001                 2000
------------------------------------------------------------------------------
Backlog - beginning of period                   $ 9,766.7            $ 9,238.7
New awards                                        2,534.2              1,778.9
Adjustments and cancellations, net                 (251.8)               274.8
Work performed                                   (1,865.4)            (2,104.3)
                                                ------------------------------
Backlog - end of period                         $10,183.7            $ 9,188.1
                                                ==============================

                          PART II:  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) Date of Meeting. The annual meeting of shareholders of Fluor Corporation was held on March 14, 2001 at the Fluor Engineering Campus, Aliso Viejo, California

         (b)  Election of Directors - Voting Results

              Directors elected -

              Carroll A. Campbell, Jr.
               66,715,152    FOR
                  361,030    VOTED TO WITHHOLD AUTHORITY

              James T. Hackett
               66,714,605    FOR
                  361,577    VOTED TO WITHHOLD AUTHORITY

              Lord Robin W. Renwick
               66,722,430    FOR
                  353,752    VOTED TO WITHHOLD AUTHORITY

              Martha R. Seger
               66,703,812    FOR
                  372,370    VOTED TO WITHHOLD AUTHORITY

              James C. Stein
               66,680,753    FOR
                  395,429    VOTED TO WITHHOLD AUTHORITY

              Other directors continuing in office -

              Alan L. Boeckmann (appointed March 14, 2001)
              Philip J. Carroll, Jr.
              Peter J. Fluor
              David P. Gardner
              Thomas L. Gossage
              Bobby R. Inman
              Vilma S. Martinez
              Dean R. O'Hare
              James O. Rollans

         (c) Matters Voted Upon. Ratification of the appointment of Ernst & Young LLP as independent auditors for 2001:

               66,633,390    FOR
                  178,147    AGAINST
                  264,645    ABSTAIN
                  -0-        BROKER NON-VOTE

         (d) Terms of settlement between registrant and any other participant. None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               None


         (b)   Reports on Form 8-K.

               None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FLUOR CORPORATION
                                 --------------------------------------------
                                                  (Registrant)



Date: May 15, 2001               /s/  R. L. Albright
      ------------               --------------------------------------------
                                 R. L. Albright, Vice President and
                                 Deputy Chief Financial Officer



                                 /s/  V. L. Prechtl
                                 --------------------------------------------
                                 V. L. Prechtl, Vice President and Controller