Form 10-Q
period 2001-06-30
FLUOR CORP
filed 2001-08-14
CIK 1124198

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


                                  (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

                                      OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  (X)   No  ( )

As of July 31, 2001 there were 80,124,146 shares of common stock outstanding.

                               FLUOR CORPORATION

                                   FORM 10-Q

                                 June 30, 2001



TABLE OF CONTENTS                                                                   PAGE
---------------------------------------------------------------------------------------------
Part I:      Financial Information

      Condensed Consolidated Statement of Earnings for the Three Months Ended
      June 30, 2001 and July 31, 2000.........................................              2


      Condensed Consolidated Statement of Earnings for the Six Months Ended
      June 30, 2001 and July 31, 2000.........................................              3


      Condensed Consolidated Balance Sheet at June 30, 2001 and
      December 31, 2000.......................................................              4

      Condensed Consolidated Statement of Cash Flows for the Six Months
      Ended June 30, 2001 and July 31, 2000...................................              6

      Notes to Condensed Consolidated Financial Statements....................              7

      Management's Discussion and Analysis of Financial Condition and Results
      of Operations...........................................................             12


      Changes in Consolidated Backlog.........................................             19

Part II:     Other Information................................................             20

Signatures....................................................................             21

                         Part I: Financial Information

                              FLUOR CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
              Three Months Ended June 30, 2001 and July 31, 2000

                                   UNAUDITED

In thousands, except per share amounts                                2001                  2000
------------------------------------------------------------------------------------------------
REVENUES                                              $          2,338,430       $     2,627,544
                                                      ------------------------------------------

COSTS AND EXPENSES
       Cost of revenues                                          2,253,144             2,583,810
       Corporate administrative and general expense                 31,361                26,261
       Interest expense                                              9,193                 7,167
       Interest income                                              (5,251)               (2,188)
                                                      ------------------------------------------
Total costs and expenses                                         2,288,447             2,615,050
                                                      ------------------------------------------

EARNINGS FROM CONTINUING
   OPERATIONS BEFORE TAXES                                          49,983                12,494
INCOME TAX EXPENSE                                                  15,744                 3,326
                                                      ------------------------------------------
EARNINGS FROM CONTINUING
   OPERATIONS                                                       34,239                 9,168
EARNINGS FROM DISCONTINUED
   OPERATIONS, NET OF TAXES                                             --                24,170
                                                      ------------------------------------------
NET EARNINGS                                          $             34,239       $        33,338
                                                      ==========================================

BASIC EARNINGS PER SHARE
       CONTINUING OPERATIONS                          $               0.44       $          0.12
       DISCONTINUED OPERATIONS                                          --                  0.32
                                                      ------------------------------------------
       NET EARNINGS                                   $               0.44       $          0.44
                                                      ==========================================

DILUTED EARNINGS PER SHARE
       CONTINUING OPERATIONS                          $               0.43       $          0.12
       DISCONTINUED OPERATIONS                                          --                  0.32
                                                      ------------------------------------------
       NET EARNINGS                                   $               0.43       $          0.44
                                                      ==========================================

SHARES USED TO CALCULATE
       BASIC EARNINGS PER SHARE                                     78,138                74,964
                                                      ==========================================
       DILUTED EARNINGS PER SHARE                                   79,878                76,097
                                                      ==========================================

See Accompanying Notes

                               FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
               Six Months Ended June 30, 2001 and July 31, 2000

                                   UNAUDITED

In thousands, except per share amounts                                2001                  2000
------------------------------------------------------------------------------------------------
REVENUES                                                   $     4,361,249       $     4,923,206
                                                      ------------------------------------------

COSTS AND EXPENSES
       Cost of revenues                                          4,191,960             4,813,685
       Special provision                                                 -               (17,919)
       Corporate administrative and general expense                 92,894                53,513
       Interest expense                                             19,538                13,153
       Interest income                                              (8,187)               (4,907)
                                                      ------------------------------------------
Total costs and expenses                                         4,296,205             4,857,525
                                                      ------------------------------------------

EARNINGS FROM CONTINUING
   OPERATIONS BEFORE TAXES                                          65,044                65,681
INCOME TAX EXPENSE                                                  19,613                19,787
                                                      ------------------------------------------
EARNINGS FROM CONTINUING
   OPERATIONS                                                       45,431                45,894
EARNINGS FROM DISCONTINUED
   OPERATIONS, NET OF TAXES                                              -                38,486
                                                      ------------------------------------------
NET EARNINGS                                               $        45,431       $        84,380
                                                      ==========================================

BASIC EARNINGS PER SHARE
       CONTINUING OPERATIONS                               $          0.59       $          0.61
       DISCONTINUED OPERATIONS                                           -                  0.51
                                                      ------------------------------------------
       NET EARNINGS                                        $          0.59       $          1.12
                                                      ==========================================

DILUTED EARNINGS PER SHARE
       CONTINUING OPERATIONS                               $          0.58       $          0.60
       DISCONTINUED OPERATIONS                                                              0.50
                                                      ------------------------------------------
       NET EARNINGS                                        $          0.58       $          1.10
                                                      ==========================================

SHARES USED TO CALCULATE
       BASIC EARNINGS PER SHARE                                     76,671                75,209
                                                      ==========================================
       DILUTED EARNINGS PER SHARE                                   78,431                76,444
                                                      ==========================================

See Accompanying Notes

                               FLUOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                      June 30, 2001 and December 31, 2000

                                   UNAUDITED

                                                                     June 30,          December 31,
$ in thousands                                                           2001                  2000
---------------------------------------------------------------------------------------------------
ASSETS

Current assets
        Cash and cash equivalents                          $          311,011        $       21,850
        Accounts and notes receivable                                 706,846               680,836
        Contract work in progress                                     466,180               366,223
        Deferred taxes                                                118,230               116,753
        Inventory and other current assets                            224,556               196,596
                                                           ----------------------------------------

      Total current assets                                          1,826,823             1,382,258


Property, plant and equipment (net of accumulated
 depreciation and amortization of $417,990 and $450,709,
 respectively)                                                        636,897               760,876
Investments and goodwill, net                                         192,472               192,795
Deferred taxes                                                         77,230                82,452
Other                                                                 286,315               282,180
                                                           ----------------------------------------
                                                           $        3,019,737        $    2,700,561
                                                           ========================================

                           (Continued On Next Page)

                               FLUOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                      June 30, 2001 and December 31, 2000

                                   UNAUDITED

                                                                      June 30,            December 31,
$ in thousands                                                            2001                    2000
------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Trade accounts payable                                     $        482,616        $        482,930
   Short-term debt                                                      38,415                 227,793
   Advances from affiliate                                             384,728                 153,088
   Advance billings on contracts                                       334,471                 311,239
   Accrued salaries, wages and benefit plans                           309,086                 288,699
   Other accrued liabilities                                           203,839                 184,332
                                                           -------------------------------------------
          Total current liabilities                                  1,753,155               1,648,081
                                                           -------------------------------------------

Long-term debt due after one year                                       17,585                  17,576
Other noncurrent liabilities                                           415,545                 401,827
Contingencies and commitments
Shareholders' equity
   Capital stock
    Preferred - authorized 20,000,000 shares
      without par value; none issued                                       ---                     ---
    Common - authorized 150,000,000 shares
      of $0.01 par value; issued and outstanding-
      80,117,244 shares and 74,609,050 shares,
      respectively                                                         801                     746
    Additional capital                                                 345,687                 167,869
    Unamortized executive stock plan expense                           (26,447)                (32,411)
    Accumulated other comprehensive loss                               (46,338)                (42,719)
    Retained earnings                                                  559,749                 539,592
                                                           -------------------------------------------
      Total shareholders' equity                                       833,452                 633,077
                                                           -------------------------------------------
                                                              $      3,019,737        $      2,700,561
                                                           ===========================================

See Accompanying Notes

                              FLUOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               Six Months Ended June 30, 2001 and July 31, 2000

                                   UNAUDITED

$ in thousands                                                                         2001                    2000
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net earnings                                                              $       45,431           $      84,380
   Adjustments to reconcile net earnings to cash
     provided by operating activities:
       Depreciation and amortization - continuing
          operations                                                                 62,214                  71,784
       Depreciation, depletion and amortization -
          discontinued operations                                                        --                  83,776
       Deferred taxes                                                                 5,480                   1,220
       Special provision, net of cash paid                                           (3,868)                (29,148)
       Asset write-off                                                                   --                  17,762
       Changes in operating assets and liabilities, excluding
          effects of business acquisitions/dispositions                             156,305                 (84,535)
       Equity in earnings of investee                                                (6,013)                 (4,684)
       Other, net                                                                    16,257                    (122)
                                                                           ----------------------------------------
Cash provided by operating activities                                               275,806                 140,433
                                                                           ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures - continuing operations                                    (102,394)               (164,900)
   Capital expenditures - discontinued operations                                        --                 (88,624)
   Proceeds from sale of property, plant and equipment                               31,916                  49,633
   Investments, net                                                                   9,299                  40,084
   Other, net                                                                         6,109                 (12,989)
                                                                           ----------------------------------------
Cash utilized by investing activities                                               (55,070)               (176,796)
                                                                           ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Cash dividends paid                                                              (12,455)                (38,026)
   (Decrease) increase in short-term borrowings                                    (188,801)                 56,995
   Proceeds from sale/leaseback transaction                                         127,000                      --
   Stock options exercised                                                          143,745                      18
   Purchases of common stock                                                             --                 (23,003)
   Other, net                                                                        (1,064)                 (2,113)
                                                                           ----------------------------------------
Cash provided (utilized) by financing activities                                     68,425                  (6,129)
                                                                           ----------------------------------------
Increase (decrease) in cash and cash equivalents                                    289,161                 (42,492)
Cash and cash equivalents at beginning of period                                     21,850                 148,130
                                                                           ----------------------------------------
Cash and cash equivalents at end of period                                   $      311,011           $     105,638
                                                                           ========================================

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

     In connection with the reverse spin-off, the company changed to a calendar-year basis of reporting financial results. For comparative purposes, the fiscal year 2000 periods that ended closest to June 30 (the three and six months ended July 31, 2000 or the "comparison periods") are presented in the accompanying condensed consolidated financial statements and these notes.

     The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 2000 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that can be expected for a full year.

     The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at June 30, 2001 and its consolidated results of operations and cash flows for the three and six months ended June 30, 2001 and July 31, 2000.

     Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

                               FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED



(2)  Inventories comprise the following:

                                                                        June 30,          December 31,
       $  in thousands                                                      2001                  2000
       -----------------------------------------------------------------------------------------------
       Equipment for sale/rental                                  $       69,325        $       81,511
       Supplies and other                                                 34,473                35,053
                                                           -------------------------------------------
                                                                  $      103,798        $      116,564
                                                           ===========================================

(3)    Short-term debt comprises the following:

                                                                       June 30,          December 31,
       $  in thousands                                                     2001                  2000
       ----------------------------------------------------------------------------------------------
       Commercial paper                                         $           ---        $      191,720
       Notes payable to banks                                            38,010                35,091
       Trade notes payable                                                  405                   982
                                                           -------------------------------------------
                                                                $        38,415        $      227,793
                                                           ===========================================

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

    The components of comprehensive income, net of related tax, are as follows:

                                                Three Months Ended                    Six Months Ended
                                        --------------------------------    ----------------------------------
                                                June 30,        July 31,             June 30,         July 31,
        $ in thousands                              2001            2000                 2001             2000
        ------------------------------------------------------------------------------------------------------
        Net earnings                        $     34,239    $     33,338        $      45,431     $     84,380
        Foreign currency translation
        adjustment                                 1,158          (3,452)              (3,619)          (7,483)
                                        --------------------------------    ----------------------------------
        Comprehensive income                $     35,397    $     29,886        $      41,812     $     76,897
                                        ================================    ==================================

                               FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED


(6) Cash paid for interest was $25.6 million and $32.0 million for the six month periods ended June 30, 2001 and July 31, 2000, respectively. Income tax payments, net of receipts, were $24.4 million and $37.3 million during the six month periods ended June 30, 2001 and July 31, 2000, respectively.

(7) During 2001, New Fluor reorganized its business units to facilitate its leadership as a single, highly focused company. The business units are grouped into three segments: Engineering, Procurement and Construction
     (EPC), Asset Services and Business Services and Other. The EPC segment includes six business units: Energy & Chemicals, Duke/Fluor Daniel, Manufacturing and Life Sciences, Telecommunications, Mining and Transportation. The Asset Services segment includes three business units:
     American Equipment Company, Fluor Federal Services and Global Services. The Business Services and Other segment includes three business units: Fluor Signature Services (the company's shared services organization), TRS Staffing Solutions and New Ventures. Additionally, certain management costs that were previously charged to business segments are now included in corporate administrative and general expense. Prior year amounts have been restated to conform to the current organization structure.

     Total assets for the Business Services and Other segment were $343.3 million at June 30, 2001, compared with $502.3 million at December 31, 2000. The decline during 2001 was primarily the result of the sale of the company's Sugar Land, Texas facility in June, 2001. A significant portion of that facility was leased-back by the company.

     Operating information by segment for the company's continuing operations are as follows for the three months ended June 30, 2001 and July 31, 2000:

                                                                             Business
                                                               Asset         Services
$ in millions                                   EPC         Services        and Other             Total
-------------------------------------------------------------------------------------------------------
2001
External revenues                          $1,681.4           $610.5           $ 46.5          $2,338.4
Operating profit (loss)                        71.4             28.0            (14.1)             85.3

2000
External revenues                          $1,978.9           $593.1           $ 55.5          $2,627.5
Operating profit (loss)                        24.3             31.1            (11.7)             43.7

                               FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED


(7)  (continued)

      A reconciliation of the segment information to consolidated amounts for the three months ended June 30, 2001 and July 31, 2000 is as follows:

        $ in millions                                                           2001                2000
        ------------------------------------------------------------------------------------------------
        Total segment operating profit                                $         85.3      $         43.7
        Corporate administrative and general expense                           (31.4)              (26.3)
        Interest expense, net                                                   (3.9)               (4.9)
                                                                 ---------------------------------------
        Earnings from continuing operations before taxes              $         50.0      $         12.5
                                                                 =======================================

      Operating information by segment for the company's continuing operations are as follows for the six months ended June 30, 2001 and July 31, 2000:

                                                                               Business
                                                                 Asset         Services
        $ in millions                             EPC         Services        and Other            Total
        ------------------------------------------------------------------------------------------------
        2001
        External revenues                    $3,058.2         $1,204.9           $ 98.1         $4,361.2
        Operating profit (loss)                 136.4             54.4            (21.6)           169.2

        2000
        External revenues                    $3,710.2         $1,096.2           $116.8         $4,923.2
        Operating profit (loss)                  87.5             57.5            (16.2)           128.8

      A reconciliation of the segment information to consolidated amounts for the six months ended June 30, 2001 and July 31, 2000 is as follows:

        $ in millions                                                           2001                2000
        ------------------------------------------------------------------------------------------------
        Total segment operating profit                                $        169.2      $        128.8
        Loss on business disposition not allocated to a segment                  ---               (19.3)
        Special provision                                                        ---                17.9
        Corporate administrative and general expense                           (92.9)              (53.5)
        Interest expense, net                                                  (11.3)               (8.2)
                                                                 ---------------------------------------
        Earnings from continuing operations before taxes              $         65.0      $         65.7
                                                                 =======================================

                               FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED


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

     The company generally limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. Under certain limited circumstances, such foreign currency payment provisions could be deemed embedded derivatives. As of June 30, 2001, the company had no significant embedded derivatives in any of its contracts.

(9) In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These statements will be effective for the company's calendar year 2002. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Application of the nonamortization provisions is expected to result in an increase in net income of approximately $6 million ($0.07 per diluted share) per year. During 2002, the company will perform the first of the required impairment tests of goodwill and has not yet determined what the effect such tests will have on results of operations or financial position of the company.

                               FLUOR CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes and the company's October 31, 2000 annual report on Form 10-K. For purposes of reviewing this document, "operating profit" is calculated as revenues less cost of revenues excluding: special provision; corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; other non-operating income and expense items; and gain or loss on discontinued operations.

The company has changed to a calendar-year basis of reporting financial results, effective January 1, 2001. For comparative purposes, the fiscal 2000 periods that ended closest to June 30 (the three and six months ended July 31, 2000 or the "comparison periods") are presented in the accompanying condensed consolidated financial statements and the following discussion.

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

                               FLUOR CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


RESULTS OF CONTINUING OPERATIONS

Revenues for the three and six month periods ended June 30, 2001 were $2,338.4 million and $4,361.2 million, respectively, compared with $2,627.5 million and $4,923.2 million, respectively, for the three and six months ended July 31, 2000. Net earnings from continuing operations for the three and six months ended June 30, 2001 were $34.2 million and $45.4 million, compared with $9.2 million and $45.9 million, respectively, for the 2000 comparison periods. Because of a significant increase in the trading price of the company's common stock during 2001, operating results for the three and six months ended June 30, 2001 were impacted by stock-price based compensation charges of $1.9 million after tax ($0.02 per diluted share) and $18.1 million after tax ($0.23 per diluted share), respectively. Operating results for the six months ended July 31, 2000 were impacted by two unusual items. First, $17.9 million ($0.23 per diluted share) of the special provision that was recorded during fiscal year 1999 was credited to earnings as a result of the company's decision to retain ownership and remain in its current office location in Camberley, U.K. Additionally, a charge in the amount of $19.3 million ($0.25 per diluted share) was recorded that related to the write-off of certain assets and the loss on the sale of a European-based consulting business. As discussed in greater detail in the following section, the EPC segment recorded a significant provision for a cost overrun on one project during the three months ended July 31, 2000.

Consolidated new awards for the three and six months ended June 30, 2001 increased 12 percent and 26 percent to $2.5 billion and $5.0 billion from $2.2 billion and $4.0 billion in the 2000 comparison periods. Consolidated backlog at June 30, 2001 was $10.6 billion, an increase of 21 percent over the July 31, 2000 backlog of $8.8 billion. Approximately 15 percent and 21 percent of consolidated new awards for the three and six months ended June 30, 2001 were for projects located outside of the United States. As of June 30, 2001, approximately 41 percent of consolidated backlog relates to international projects, compared with 44 percent at July 31, 2000.

                               FLUOR CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

EPC

Revenues and operating profit for the EPC segment are summarized as follows:

                                        Three Months Ended                    Six Months Ended
                                   ----------------------------        ------------------------------
                                        June 30,   July 31,              June 30,        July 31,
$ in millions                             2001       2000                  2001            2000
------------------------------------------------------------------------------------------------------
Revenues                            $1,681.4       $1,978.9              $3,058.2        $3,710.2
Operating profit                        71.4           24.3                 136.4            87.5

Revenues have declined during the 2001 periods relative to the 2000 comparison periods, primarily due to a decrease in the volume of work performed. The lower level of new awards experienced during 1999 and the first half of 2000 has contributed to the reduced volume of contract execution in the three and six months ended June 30, 2001.

Operating profit has increased significantly during 2001. Expressed as percentages of revenues, the operating profit margin was 4.2 percent and 4.5 percent for the three and six months ended June 30, 2001, significant improvements over the 1.2 percent and 2.4 percent realized in the 2000 comparison periods. During the three months ended July 31, 2000, the EPC segment recorded a provision of $54 million, representing its equal share of cost overruns on a Duke/Fluor Daniel lump sum power project in Dearborn, Michigan. Duke/Fluor Daniel is a joint-venture partnership between Duke Energy and the company. During 2000, the Dearborn project was impacted by a number of adverse factors, including labor productivity and substantial scope of work changes.

New awards for the EPC segment in the three and six months ended June 30, 2001 were $2,064.6 million and $4,141.4 million, respectively, compared with $1,739.3 million and $3,355.0 million for the 2000 comparison periods. The increase in new awards during 2001 resulted from strong demand for new power-generating facilities and the continuing development of large, multi-year projects in the Energy & Chemicals business unit.

                               FLUOR CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


The following table sets forth backlog for each of the segment's business units:

                                                 June 30,          December 31,        July 31,
$ in millions                                      2001                2000             2000
-----------------------------------------------------------------------------------------------
Energy & Chemicals                                 $3,543.8          $3,350.8          $2,596.6
Duke / Fluor Daniel                                 2,195.4           1,315.2           1,099.9
Manufacturing & Life Sciences                       1,358.1           1,039.0           1,153.4
Telecommunications                                    374.9             883.8           1,017.6
Mining                                                678.8             694.3           1,002.8
Transportation                                        269.9             302.8             381.6
                                                   --------------------------------------------
Total EPC backlog                                  $8,420.9          $7,585.9          $7,251.9
                                                   ============================================

The overall increase in backlog for the EPC segment at June 30, 2001 compared with July 31, 2000 is consistent with the improving trend in new awards in the energy, chemicals and power markets. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward. Backlog for the Telecommunications business unit at June 30, 2001 includes a $400 million downward adjustment for a reduction in scope on one project that occurred during the first quarter of the year.

ASSET SERVICES

Revenues and operating profit for the Asset Services segment are summarized as follows:

                                  Three Months Ended                     Six Months Ended
                           -------------------------------       -------------------------------
                             June 30,           July 31,            June 30,           July 31,
$ in millions                   2001              2000                2001              2000
------------------------------------------------------------------------------------------------
Revenues                     $610.5              $593.1            $1,204.9            $1,096.2
Operating profit               28.0                31.1                54.4                57.5

Revenues have increased during the 2001 periods, due to a higher volume of work performed at both the Fluor Federal Services and Global Services business units. Operating profit for the 2001 periods was modestly lower compared with the 2000 periods. As a percent of revenues, operating profit declined to 4.6 percent and
4.5 percent during the three and six months ended June 30, 2001 compared with
5.3 percent and 5.2 percent during the respective 2000 comparison periods. These declines have resulted primarily from growth in renewable, ongoing maintenance contracts, which have lower risk and therefore lower margins.

                               FLUOR CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


New awards for the Asset Services segment in the three and six months ended June 30, 2001 were $426.9 million and $884.3 million, respectively, compared with $478.3 million and $641.5 million for the 2000 comparison periods. The nature and size of Asset Services projects can result in variability in new award levels from period to period.

The American Equipment Company business unit does not generate activity that is included in backlog. The following table sets forth backlog for the segment's other business units:

                                     June 30,    December 31,      July 31,
$ in millions                            2001            2000          2000
---------------------------------------------------------------------------

Global Services                      $1,964.5        $1,578.7      $1,362.7
Fluor Federal Services                  235.2           602.1         177.9
                                  -----------------------------------------
Total Asset Services backlog         $2,199.7        $2,180.8      $1,540.6
                                  =========================================

The overall increase in backlog for the Asset Services segment at June 30, 2001 compared with July 31, 2000 is consistent with growth in new awards in Global Services and the annual renewal of Department of Energy work at Fernald and Hanford that occurred during the latter part of fiscal year 2000. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

BUSINESS SERVICES AND OTHER

Revenues and operating loss for the Business Services and Other segment are summarized as follows:

                        Three Months Ended           Six Months Ended
                     ------------------------    ------------------------
                       June 30,    July 31,        June 30,    July 31,
$ in millions              2001        2000            2001        2000
-------------------------------------------------------------------------

Revenues                 $ 46.5      $ 55.5         $ 98.1      $116.8
Operating loss            (14.1)      (11.7)         (21.6)      (16.2)

Operating losses of this segment relate primarily to New Ventures, which were combined under a single point of oversight and accountability as part of an organizational realignment in 2001.

                               FLUOR CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

OTHER

Net interest expense for the three and six months ended June 30, 2001 decreased by $1.0 million and increased by $3.1 million compared with the three and six months ended July 31, 2000, as the net result of higher average levels of interest bearing obligations during 2001, offset during the second quarter by higher cash balances.

Corporate administrative and general expense for the three and six-month periods ended June 30, 2001 was $5.1 million and $39.4 million higher than the 2000 comparison periods as the principal result of the stock-price based compensation charges of $2.9 million and $28.0 million pretax ($1.9 million and $18.1 million after tax) discussed above. Additionally, expenses related to the company's Enterprise Resource Management system, Knowledge@Work, have increased during 2001 following the implementation of the system at the beginning of the year.

For the three and six months ended June 30, 2001, the effective tax rates were
31.5 percent and 30.2 percent, respectively, compared with 26.6 percent and 30.1 percent for the 2000 comparison periods. The stock-price based compensation charges during 2001 and the unusual items during 2000 impacted the effective tax rates. Excluding such impacts, the effective tax rates for the 2001 three and six-month periods were 31.7 percent and 31.6 percent, compared with 26.6 percent and 29.5 percent during the 2000 comparison periods. The effective rates for the 2000 periods were lower due to the utilization of prior year tax credits.

FINANCIAL POSITION AND LIQUIDITY

At June 30, 2001, the company had cash and cash equivalents of $311.0 million and a total debt to total capitalization ratio of 6.3 percent.

Cash flows have not been restated to exclude discontinued operations, and therefore include the Coal segment for the 2000 comparison period. Cash provided by operating activities was $275.8 million during the six months ended June 30, 2001, compared with $140.4 million during the six months ended July 31, 2000. A substantial decline in net operating assets and liabilities associated with engineering and construction activities was the largest contributor to the increase in cash provided by operating activities in the six months ended June 30, 2001 compared with the 2000 period. An increase of $231.6 million in advances from Duke/Fluor Daniel in 2001 compared with $23.5 million in the 2000 comparison period is the largest component of this change. The level of operating assets and liabilities is affected from period to period by the mix, stage of completion and commercial terms of the projects.

Cash utilized by investing activities totaled $55.1 million during the 2001 period compared with $176.8 million during the 2000 period. The 2000 amount includes $88.6 million of capital expenditures for discontinued operations. Capital expenditures for continuing operations in the 2000 period included Knowledge@Work, equipment purchases and facility acquisition costs. Capital expenditures during the 2001 period included Knowledge@Work and equipment purchases only.

                               FLUOR CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Cash provided by financing activities totaled $68.4 million during the six months ended June 30, 2001 compared with cash utilized of $6.1 million for the six months ended July 31, 2000. During 2001, the company retired all outstanding commercial paper using the proceeds from the sale/leaseback of the Sugar Land, Texas facility. Conversely, during the 2000 comparison period, short-term debt increased by $57.0 million. Stock option exercises provided $143.7 million during the 2001 period, compared with only a nominal amount during the 2000 period. Dividends paid during the 2001 period were $12.5 million ($0.16 per share), compared with $38.0 million ($0.50 per share) during the 2000 comparison period. An additional $0.16 per share dividend was declared during the three months ended June 30, 2001, but had not been paid as of the end of the quarter. In connection with a stock buyback program approved by the Board of Directors on March 8, 2000, the company purchased 747,000 shares of its common stock for $23.0 million during the 2000 comparison period.

The company has on-hand and access to sufficient sources of funds to meet its anticipated operating needs for the foreseeable future. Significant short- and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the company's commercial paper program.

FINANCIAL INSTRUMENTS

The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At June 30, 2001 and December 31, 2000, the company had forward foreign exchange contracts of less than 18 months duration to exchange principally Euros, Australian dollars, British pounds, Canadian dollars, Dutch guilders, German marks and Spanish pesetas for U.S. dollars. The total gross notional amount of these contracts at June 30, 2001 and December 31, 2000 was $108.8 million and $73.0 million, respectively. Forward contracts to purchase foreign currency amounted to $108.7 million and $72.6 million and forward contracts to sell foreign currency totaled $0.1 million and $0.4 million at June 30, 2001 and December 31, 2000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These statements will be effective for the company's calendar year 2002. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Application of the nonamortization provisions is expected to result in an increase in net income of approximately $6 million ($0.07 per diluted share) per year. During 2002, the company will perform the first of the required impairment tests of goodwill and has not yet determined what the effect such tests will have on results of operations or financial position of the company.

                               FLUOR CORPORATION
                        CHANGES IN CONSOLIDATED BACKLOG
           Three and Six Months Ended June 30, 2001 and July 31, 2000

                                   UNAUDITED


                                                 Three Months Ended
                                         -----------------------------------
$ in millions                             June 30, 2001     July 31, 2000
----------------------------------------------------------------------------
Backlog - beginning of period                 $10,183.7         $ 9,188.1
New awards                                      2,491.5           2,217.6
Adjustments and cancellations, net                128.9            (165.2)
Work performed                                 (2,183.5)         (2,448.0)
                                         -----------------   ---------------
Backlog - end of period                       $10,620.6         $ 8,792.5
                                         =================   ===============




                                                   Six Months Ended
                                         -----------------------------------
$ in millions                             June 30, 2001     July 31, 2000
----------------------------------------------------------------------------
Backlog - beginning of period                 $ 9,766.7         $ 9,238.7
New awards                                      5,025.7           3,996.5
Adjustments and cancellations, net               (122.9)            109.6
Work performed                                 (4,048.9)         (4,552.3)
                                         -----------------   ---------------
Backlog - end of period                       $10,620.6         $ 8,792.5
                                         =================   ===============

                          PART II:  Other Information


Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

                3.2  Amended and Restated Bylaws of the registrant

               10.1  Fluor Corporation 2001 Key Employee Performance Incentive
                     Plan


         (b)   Reports on Form 8-K.

               None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  FLUOR CORPORATION
                                    --------------------------------------------
                                                    (Registrant)



Date: August 14, 2001               /s/ D. M. Steuert
      ---------------               --------------------------------------------
                                    D. M. Steuert, Senior Vice President and
                                    Chief Financial Officer



                                    /s/ V. L. Prechtl
                                    --------------------------------------------
                                    V. L. Prechtl, Vice President and Controller