Form 10-Q
period 2001-09-30
FLUOR CORP
filed 2001-11-14
CIK 1124198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of October 31, 2001 there were 80,109,012 shares of common stock outstanding.

                                FLUOR CORPORATION

                                    FORM 10-Q

                               September 30, 2001


TABLE OF CONTENTS                                                                                      PAGE
------------------------------------------------------------------------------------------------------------------
Part I:         Financial Information

         Condensed Consolidated Statement of Operations for the Three Months Ended September 30,
         2001 and October 31, 2000............................................................             2

         Condensed Consolidated Statement of Operations for the Nine Months Ended September 30,
         2001 and October 31, 2000............................................................             3

         Condensed Consolidated Balance Sheet at September 30, 2001 and
         December 31, 2000....................................................................             4

         Condensed Consolidated Statement of Cash Flows for the Nine Months
         Ended September 30, 2001 and October 31, 2000........................................             6

         Notes to Condensed Consolidated Financial Statements.................................             7

         Management's Discussion and Analysis of Financial Condition and Results of Operations            14

         Changes in Consolidated Backlog......................................................            22

Part II:     Other Information ...............................................................            23

Signatures ...................................................................................            24

                          Part I: Financial Information

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           Three Months Ended September 30, 2001 and October 31, 2000

                                    UNAUDITED

$  In thousands, except per share amounts                               2001                2000
----------------------------------------------------------------------------------------------------
REVENUES                                                            $ 2,198,626         $ 2,177,022
                                                             ---------------------------------------

COSTS AND EXPENSES
         Cost of revenues                                             2,106,573           2,106,734
         Corporate administrative and general expense                    29,385              25,070
         Interest expense                                                 2,836               8,832
         Interest income                                                 (6,184)             (3,955)
                                                             ---------------------------------------
Total costs and expenses                                              2,132,610           2,136,681
                                                             ---------------------------------------

EARNINGS FROM CONTINUING                                                 66,016              40,341
      OPERATIONS BEFORE TAXES
INCOME TAX EXPENSE                                                       21,255              12,128
                                                             ---------------------------------------
EARNINGS FROM CONTINUING OPERATIONS                                      44,761              28,213
LOSS FROM DISCONTINUED
      OPERATIONS, NET OF TAXES                                          (99,275)            (40,896)
                                                             ---------------------------------------
NET LOSS                                                            $   (54,514)        $   (12,683)
                                                             =======================================

BASIC EARNINGS (LOSS) PER SHARE
         CONTINUING OPERATIONS                                      $      0.57         $      0.38
         DISCONTINUED OPERATIONS                                          (1.26)              (0.55)
                                                             ---------------------------------------
         NET LOSS                                                   $     (0.69)        $     (0.17)
                                                             =======================================
DILUTED EARNINGS (LOSS) PER SHARE
         CONTINUING OPERATIONS                                      $      0.56         $      0.37
         DISCONTINUED OPERATIONS                                          (1.24)              (0.54)
                                                             ---------------------------------------
         NET LOSS                                                   $     (0.68)        $     (0.17)
                                                             =======================================
SHARES USED TO CALCULATE
         BASIC EARNINGS PER SHARE                                        78,882              75,003
                                                             =======================================
         DILUTED EARNINGS PER SHARE                                      79,854              76,419
                                                             =======================================

See Accompanying Notes

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            Nine Months Ended September 30, 2001 and October 31, 2000

                                    UNAUDITED


$  In thousands, except per share amounts                            2001                  2000
----------------------------------------------------------------------------------------------------------
REVENUES                                                        $ 6,337,210          $ 6,816,709
                                                             ---------------------------------------------
COSTS AND EXPENSES
         Cost of revenues                                         6,067,450            6,630,655
         Special provision                                             --                (17,919)
         Corporate administrative and general expense               122,279               78,583
         Interest expense                                            22,374               21,985
         Interest income                                            (14,371)              (8,862)
                                                             ---------------------------------------------
Total costs and expenses                                          6,197,732            6,704,442
                                                             ---------------------------------------------

EARNINGS FROM CONTINUING
      OPERATIONS BEFORE TAXES                                       139,478              112,267
INCOME TAX EXPENSE                                                   43,114               32,835
                                                             ---------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS                                  96,364               79,432
LOSS FROM DISCONTINUED OPERATIONS,
      NET OF TAXES                                                 (105,447)              (7,735)
                                                             ---------------------------------------------
NET EARNINGS (LOSS)                                             $    (9,083)         $    71,697
                                                             =============================================

BASIC EARNINGS (LOSS) PER SHARE
         CONTINUING OPERATIONS                                  $      1.24          $      1.05
         DISCONTINUED OPERATIONS                                      (1.36)               (0.10)
                                                             ---------------------------------------------
        NET EARNINGS (LOSS)                                     $     (0.12)         $      0.95
                                                             =============================================

DILUTED EARNINGS (LOSS) PER SHARE
         CONTINUING OPERATIONS                                  $      1.22          $      1.04
         DISCONTINUED OPERATIONS                                      (1.34)               (0.10)
                                                             ---------------------------------------------
         NET EARNINGS (LOSS)                                    $     (0.12)         $      0.94
                                                             =============================================

SHARES USED TO CALCULATE
         BASIC EARNINGS PER SHARE                                    77,408               75,140
                                                             =============================================
         DILUTED EARNINGS PER SHARE                                  78,905               76,435
                                                             =============================================

See Accompanying Notes

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    September 30, 2001 and December 31, 2000

                                    UNAUDITED

                                                                             September 30,           December 31,
  $ in thousands                                                                      2001                   2000
---------------------------------------------------------------------------------------------------------------------
  ASSETS
  Current assets
          Cash and cash equivalents                                     $        411,153       $         21,850
          Accounts and notes receivable                                          574,752                607,103
          Contract work in progress                                              402,215                364,289
          Deferred taxes                                                         142,798                116,753
          Inventory and other current assets                                     118,229                120,787
          Assets of discontinued operations                                      257,518                414,344
                                                                     ---------------------------------------------
             Total current assets                                              1,906,665              1,645,126
  Property, plant and equipment (net of accumulated
      depreciation and amortization of $303,245 and
      $349,748, respectively)                                                    498,653                573,155
  Investments and goodwill, net                                                  141,342                120,958
  Deferred taxes                                                                 106,511                 82,452
  Other                                                                          268,413                278,870
                                                                     ---------------------------------------------
                                                                        $      2,921,584       $      2,700,561
                                                                     =============================================


                            (Continued On Next Page)

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    September 30, 2001 and December 31, 2000

                                    UNAUDITED


                                                                             September 30,             December 31,
  $ in thousands                                                                      2001                     2000
------------------------------------------------------------------------------------------------------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
      Trade accounts payable                                            $         390,887       $          451,479
      Short-term debt                                                              37,167                  227,793
      Advances from affiliate                                                     451,574                  153,088
      Advance billings on contracts                                               385,479                  309,764
      Accrued salaries, wages and benefit plans                                   244,973                  283,558
      Other accrued liabilities                                                   156,526                  177,676
      Liabilities of discontinued operations                                       70,769                   44,663
                                                                       -------------------------------------------------
            Total current liabilities                                           1,737,375                1,648,021
                                                                       -------------------------------------------------
  Long-term debt due after one year                                                17,590                   17,576
  Other noncurrent liabilities                                                    402,427                  401,887
  Contingencies and commitments
  Shareholders' equity
      Capital stock
         Preferred - authorized 20,000,000 shares
            without par value; none issued                                             --                       --
         Common - authorized 150,000,000 shares of $0.01
            par value; issued and outstanding -80,097,908
            shares and 74,609,050 shares, respectively                                801                      746
      Additional capital                                                          344,788                  167,869
      Unamortized executive stock plan expense                                    (24,571)                 (32,411)
      Accumulated other comprehensive loss                                        (49,239)                 (42,719)
      Retained earnings                                                           492,413                  539,592
                                                                       -------------------------------------------------
           Total shareholders' equity                                             764,192                  633,077
                                                                       -------------------------------------------------
                                                                        $       2,921,584       $        2,700,561
                                                                       =================================================

See Accompanying Notes

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            Nine Months Ended September 30, 2001 and October 31, 2000

                                    UNAUDITED


$ in thousands                                                                        2001                     2000
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

        Net earnings (loss)                                                 $       (9,083)           $      71,697
        Adjustments to reconcile net earnings (loss) to cash
           provided by operating activities:
             Depreciation and amortization -
                  (non-coal operations)                                             91,759                  109,173
             Depreciation, depletion and amortization -
                  Coal operations                                                      --                   128,710
             Deferred taxes                                                        (15,036)                  (5,991)
             Special provision, net of cash paid                                    (3,868)                 (32,048)
             Provision for impairment of assets and loss on
                  discontinued operations                                          131,623                   64,555
             Changes in operating assets and liabilities, exclud-
                  ing effects of business acquisitions/dispositions                267,197                 (120,299)
             Equity in (earnings) losses of investees                              (19,683)                  18,594
             Other, net                                                            (16,149)                     (33)
                                                                            ------------------------------------------
Cash provided by operating activities                                              426,760                  234,358
                                                                            ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Capital expenditures - non-coal operations                                (161,078)                (218,623)
        Capital expenditures - Coal operations                                          --                 (144,814)
        Proceeds from sale of property, plant and equipment                         47,943                   71,643
        Investments, net                                                            13,220                   41,429
        Other, net                                                                   9,074                  (13,915)
                                                                            ------------------------------------------
Cash utilized by investing activities                                              (90,841)                (264,280)
                                                                            ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Cash dividends paid                                                        (25,274)                 (56,963)
        (Decrease) increase in short-term borrowings                              (190,049)                  35,302
        Proceeds from sale/leaseback transaction                                   127,000                       --
        Stock options exercised                                                    144,337                       18
        Purchases of common stock                                                   (1,407)                 (23,003)
        Other, net                                                                  (1,223)                  (4,136)
                                                                            ------------------------------------------
Cash provided (utilized) by financing activities                                    53,384                  (48,782)
                                                                            ------------------------------------------
Increase (decrease) in cash and cash equivalents                                   389,303                  (78,704)
Cash and cash equivalents at beginning of period                                    21,850                  148,130
                                                                            ------------------------------------------
Cash and cash equivalents at end of period                                  $      411,153            $      69,426
                                                                            ==========================================

See Accompanying Notes

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

(1) In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Under FAS 144 a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the on-going operations of the company and, (ii) the company will not have any significant continuing involvement in such operations. In the quarter ended September 30, 2001, the company adopted the provisions of FAS 144 effective January 1, 2001. See note 10 below for a discussion of the impact of adoption.

         On November 30, 2000, a reverse spin-off distribution to shareholders was effected which separated Fluor Corporation (Fluor) into two publicly-traded companies - a "new" Fluor ("New Fluor" or the "company") and Massey Energy Company ("Massey"). The reverse spin-off was accomplished through the distribution of 100% of the common stock of New Fluor to shareholders of existing Fluor. As a result, each existing Fluor shareholder received one share of New Fluor common stock for each share of existing Fluor common stock and retained their shares in existing Fluor, whose name was changed to Massey Energy Company. Because of the relative significance of the company's operations to Fluor, the company is treated as the "accounting successor" for financial reporting purposes. Accordingly, Massey's results of operations for periods preceding the separation date are also presented as discontinued operations.

         In connection with the reverse spin-off, the company changed to a calendar-year basis of reporting financial results. For comparative purposes, the fiscal year 2000 periods that ended closest to September 30 (the three and nine months ended October 31, 2000 or the "comparison periods") are presented in the accompanying condensed consolidated financial statements and these notes.

         The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 2000 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that can be expected for a full year.

         The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at September 30, 2001 and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2001 and October 31, 2000.

         Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

                               FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED

(2)  Inventories comprise the following:

                                                    September 30,   December 31,
     $  in thousands                                         2001           2000
     ---------------------------------------------------------------------------

     Equipment for sale/rental                          $  31,651      $  39,420
     Supplies and other                                    17,429         18,394
                                                    ----------------------------
                                                        $  49,080      $  57,814
                                                    ============================

(3)  Short-term debt comprises the following:

                                                    September 30,   December 31,
     $  in thousands                                         2001           2000
     ---------------------------------------------------------------------------

     Commercial paper                                   $      --      $ 191,720
     Notes payable to banks                                36,900         35,091
     Trade notes payable                                      267            982
                                                    ----------------------------
                                                        $  37,167      $ 227,793
                                                    ============================

(4) Advances from affiliate relate to cash received by a joint venture entity from advance billings on contracts, which are made available to the partners. Such advances are classified as an operating liability of the company.

(5) The components of comprehensive income (loss), net of related tax, are as follows:

                                            Three Months Ended              Nine Months Ended
                                       ----------------------------   -----------------------------
                                       September 30,    October 31,   September 30,     October 31,
      $ in thousands                            2001           2000            2001            2000
     --------------------------------------------------------------   -----------------------------
      Net earnings (loss)                  $ (54,514)     $ (12,683)     $   (9,083)      $  71,697
      Foreign currency translation
          adjustment                          (2,901)        (6,030)         (6,520)        (13,513)
                                       ----------------------------    ----------------------------
      Comprehensive income
          (loss)                           $ (57,415)     $ (18,713)     $  (15,603)      $  58,184
                                       ============================    ============================

                               FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED

(6) Cash paid for interest was $27.7 million and $51.6 million for the nine-month periods ended September 30, 2001 and October 31, 2000, respectively. Income tax payments, net of receipts, were $40.2 million and $46.7 million during the nine-month periods ended September 30, 2001 and October 31, 2000, respectively.

(7) During the first quarter of 2001, Fluor reorganized its business units to facilitate its leadership as a single, highly focused company. The business units comprising continuing operations are grouped into three segments:
     Engineering, Procurement and Construction (EPC), Asset Services and Business Services and Other. The EPC segment includes six business units:
     Energy & Chemicals, Duke/Fluor Daniel, Manufacturing and Life Sciences, Telecommunications, Mining and Transportation. The Asset Services segment includes three business units: AMECO, Fluor Federal Services and Global Services. The Business Services and Other segment includes three business units: Fluor Signature Services (the company's shared services organization), TRS Staffing Solutions and New Ventures. Additionally, certain management costs that were previously charged to business segments are now included in corporate administrative and general expense. Previously reported amounts have been restated to conform to the current organization structure and to eliminate discontinued operations (see note 10.)

     Total assets for the Business Services and Other segment were $330.3 million at September 30, 2001, compared with $502.3 million at December 31, 2000. The decline during 2001 was primarily the result of the sale of the company's Sugar Land, Texas facility in June 2001. A significant portion of that facility was leased back by the company. The company's obligations for minimum rentals under the lease are as follows (in thousands):

                          Year ended December 31,
                 ------------------------------------------
                      2001                         $  4,943
                      2002                            9,725
                      2003                            9,725
                      2004                            9,725
                      2005                            9,725
                   Thereafter                      $165,818

                               FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED

(7)  (continued)

     Operating information by segment for the company's continuing operations are as follows for the three months ended September 30, 2001 and October 31, 2000:

                                                                                Business
                                                                Asset           Services
     $ in millions                             EPC           Services          and Other            Total
     ----------------------------------------------------------------------------------------------------------
     2001
     External revenues                     $1,750.5             $443.3            $  4.8         $2,198.6
     Operating profit                          66.4               19.9               5.7             92.0

     2000
     External revenues                     $1,674.4             $494.3            $  8.3         $2,177.0
     Operating profit (loss)                   57.1               19.0              (5.8)            70.3

     A reconciliation of the segment information to consolidated amounts for the three months ended September 30, 2001 and October 31, 2000 is as follows:

     $ in millions                                                                2001                 2000
     ----------------------------------------------------------------------------------------------------------
     Total segment operating profit                                     $         92.0     $           70.3
     Corporate administrative and general expense                                (29.4)               (25.1)
     Interest income (expense), net                                                3.4                 (4.9)
                                                                     ------------------------------------------
     Earnings from continuing operations before taxes                   $         66.0     $           40.3
                                                                     ==========================================

     Operating information by segment for the company's continuing operations are as follows for the nine months ended September 30, 2001 and October 31, 2000:

                                                                                Business
                                                                  Asset         Services
     $ in millions                                EPC          Services        and Other              Total
     ----------------------------------------------------------------------------------------------------------
     2001
     External revenues                       $4,808.7          $1,502.6            $25.9           $6,337.2
     Operating profit (loss)                    202.8              74.8             (7.8)             269.8

     2000
     External revenues                       $5,384.6          $1,409.4            $22.7           $6,816.7
     Operating profit (loss)                    144.6              82.9            (22.1)             205.4

                               FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED

(7)  (continued)

     A reconciliation of the segment information to consolidated amounts for the nine months ended September 30, 2001 and October 31, 2000 is as follows:

     $ in millions                                                                  2001                 2000
     ------------------------------------------------------------------------------------------------------------
     Total segment operating profit                                       $        269.8      $         205.4
     Loss on business disposition not allocated to a segment                          --                (19.3)
     Special provision                                                                --                 17.9
     Corporate administrative and general expense                                 (122.3)               (78.6)
     Interest expense, net                                                          (8.0)               (13.1)
                                                                        -----------------------------------------
     Earnings from continuing operations before taxes                     $        139.5      $         112.3
                                                                        =========================================

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

     The company generally limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. Under certain limited circumstances, such foreign currency payment provisions could be deemed embedded derivatives. As of September 30, 2001, the company had no significant embedded derivatives in any of its contracts.

                               FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED

(9) In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These statements will be effective for the company's calendar year 2002. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Application of the nonamortization provisions is expected to result in an increase in earnings from continuing operations of approximately $3.9 million ($0.05 per diluted share) per year. During 2002, the company will perform the first of the required impairment tests of goodwill associated with continuing operations and has not yet determined what the effect such tests will have on its results of operations or financial position.

(10) In September 2001, in connection with the company's continued strategic focus on its core engineering, procurement and construction and asset services businesses, the company's Board of Directors approved a plan to dispose of certain non-core operations of the Asset Services and Business Services and Other segments. An active program to consummate such disposal has been initiated and is expected to be completed within one year. The operations to be disposed of include the following:

     .    Asset Services
               -    Dealership operations of AMECO
               -    AMECO subsidiaries in Peru and Argentina

     .    Business Services and Other
               -    All operations of TRS, except for the onsite recruiting
                      services business that support Fluor projects in the U.S. and U.K.
               -    GlobEquip, LLC

     These operations will be disposed of by sale of the operating unit or of the related assets. The aggregate losses recognized to write down these entities to fair value less cost to sell approximated $98.0 million, net of tax of $33.7 million, for the quarter ended September 30, 2001 and are included in the loss from discontinued operations in the consolidated statements of earnings.

                               FLUOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                   UNAUDITED

(10) (continued)

The revenues and earnings (loss) from discontinued operations related to the disposal groups and the coal segment for the three and nine months ended September 30, 2001 and October 31, 2000 are as follows (in thousands):

                                                           Three Months Ended                 Nine Months Ended
                                                      ------------------------------     ------------------------------
                                                      September 30,      October 31,     September 30,      October 31,
                                                               2001             2000              2001             2000
                                                      ------------       -----------     -------------      -----------
     Revenue
        AMECO                                            $  68,805       $    85,347     $     214,401      $   266,476
        TRS                                                 35,210            46,192           112,249          148,582
        GlobEquip, LLC                                          --                --                30               --
        Coal                                                    --           288,488                --          825,701
                                                      ------------       -----------     -------------      -----------
             Total                                       $ 104,015       $   420,027     $     326,680      $ 1,240,759
                                                      ============       ===========     =============      ===========
     Earnings (loss) from Discontinued Operations
         AMECO                                           $    (210)      $  $(17,724)    $        (628)     $   (24,143)
         TRS                                                  (574)            1,482            (3,801)           1,956
         GlobEquip, LLC                                       (926)             (200)           (5,699)            (500)
         Coal                                                   --            (8,393)               --           46,174
                                                      ------------       -----------     -------------      -----------
         Earnings (loss) from operations before tax         (1,710)          (24,835)          (10,128)          23,487
         Loss on disposition before tax                   (131,623)          (24,215)         (131,623)         (24,215)
         Provision (benefit) for taxes                     (34,058)           (8,154)          (36,304)           7,007
                                                      ------------       -----------     -------------      -----------
     Loss from Discontinued Operations                   $ (99,275)      $   (40,896)    $    (105,447)     $    (7,735)
                                                      ============       ===========     =============      ===========

     The net assets of the disposal groups consisted of the following at September 30, 2001 (in thousands):

                                          AMECO       TRS      Other     Total
                                         --------   -------   -------   --------

     Accounts & Notes Receivable         $ 44,299   $17,145        --   $ 61,444
     Inventories & Other Assets            64,636    10,570        --     75,206
     Property, Plant & Equipment          119,871       997        --    120,868
                                         --------   -------   -------   --------
          Total Assets of
             Discontinued Operations     $228,806   $28,712        --   $257,518
                                         ========   =======   =======   ========

     Accounts and Notes Payable          $ 30,040    $6,098        --   $ 36,138
     Accrued and other Liabilities         23,484     9,000   $ 2,147     34,631
                                         --------   -------   -------   --------
          Total Liabilities of
             Discontinued Operations     $ 53,524   $15,098   $ 2,147   $ 70,769
                                         ========   =======   =======   ========

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

The company has changed to a calendar-year basis of reporting financial results, effective January 1, 2001. For comparative purposes, the fiscal 2000 periods that ended closest to September 30 (the three and nine months ended October 31, 2000 or the "comparison periods") are presented in the accompanying condensed consolidated financial statements and the following discussion.

FORWARD-LOOKING INFORMATION

Statements regarding the company's projected earning levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward looking in nature. These forward-looking statements reflect current analysis of existing information. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, the company's actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

 .   Changes in global business, economic, political and social conditions;
 .   The company's failure to receive anticipated new contract awards;
 .   Customer cancellations of, or scope adjustments to, existing contracts;
 .   Difficulties or delays incurred in the execution of construction contracts resulting in cost overruns or liabilities;
 .   Customer delays or defaults in making payments;
 .   Difficulties and delays incurred in the implementation of strategic initiatives and disposition of non-core businesses; and
 .   Competition in the global engineering and construction industry.

While most risks affect only future costs or revenues anticipated by the company, some risks may relate to accruals that have already been reflected in earnings. The company's failure to receive payments of accrued amounts could result in a charge against future earnings.

Additional information concerning these and other factors can be found in press releases as well as periodic filings with the Securities and Exchange Commission, including the discussion under the heading "Item 5. Other Events - Factors and Trends Affecting Fluor and its Business - Forward-Looking Statements" in the company's Form 8-K filed September 25, 2001. These filings are available either publicly or upon request from Fluor's Investor Relations
Department: (949) 349-3909. The company disclaims any intent or obligation to update its forward-looking statements.

                               FLUOR CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


RESULTS OF CONTINUING OPERATIONS

In September 2001, the company adopted a plan as approved by the Board of Directors that will enhance focus on its core engineering, procurement, construction and maintenance (EPCM) business through the disposition of certain non-strategic businesses. The company is pursuing the sale of its AMECO dealerships and the non-EPCM portions of TRS, its temporary staffing business. In addition, the company will exit certain AMECO markets in South America and GlobEquip, LLC, a web-based business established to sell surplus heavy equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations and the provisions to adjust the assets of the disposal groups to fair value have been reported as discontinued operations. See Discontinued Operations below.

Revenues from continuing operations for the three and nine-month periods ended September 30, 2001 were $2,198.6 million and $6,337.2 million, respectively, compared with $2,177.0 million and $6,816.7 million, respectively, for the three and nine months ended October 31, 2000. Earnings from continuing operations for the three and nine months ended September 30, 2001 were $44.8 million and $96.4 million, compared with $28.2 million and $79.4 million, respectively, for the 2000 comparison periods. Because of significant fluctuations in the trading price of the company's common stock during 2001, operating results for the three and nine months ended September 30, 2001 were impacted by stock-price based compensation (credits) charges of $(2.9) million after tax ($0.04 per diluted share) and $15.2 million after tax ($0.19 per diluted share), respectively. Operating results for the nine months ended October 31, 2000 were impacted by two unusual items. First, $17.9 million ($0.23 per diluted share) of the special provision that was recorded during fiscal year 1999 was credited to earnings as a result of the company's decision to retain ownership and remain in its current office location in Camberley, U.K. Additionally, a charge in the amount of $19.3 million ($0.25 per diluted share) was recorded that related to the write-off of certain assets and the loss on the sale of a European-based consulting business. As discussed in greater detail in the following section, the EPC segment recorded a significant provision for a cost overrun on one project during the three months ended July 31, 2000.

Consolidated new awards for the three and nine months ended September 30, 2001 decreased 11 percent and increased 9 percent to $2.9 billion and $7.9 billion from $3.3 billion and $7.3 billion in the 2000 comparison periods. Consolidated backlog at September 30, 2001 was $11.0 billion, an increase of 9 percent over the October 31, 2000 backlog of $10.0 billion. Approximately 11 percent and 17 percent of consolidated new awards for the three and nine months ended September 30, 2001 were for projects located outside of the United States. As of September 30, 2001, approximately 33 percent of consolidated backlog relates to international projects, compared with 43 percent at October 31, 2000.

                               FLUOR CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

EPC

Revenues and operating profit for the EPC segment are summarized as follows:

                         Three Months Ended              Nine Months Ended
                     ---------------------------     --------------------------
                     September 30,   October 31,     September 30,  October 31,
$ in millions                 2001          2000              2001         2000
-------------------------------------------------------------------------------

Revenues                 $ 1,750.5     $ 1,674.4         $ 4,808.7    $ 5,384.6
Operating profit              66.4          57.1             202.8        144.6

Revenues declined during the 2001 nine-month period relative to the 2000 comparison period, primarily due to a decrease in the volume of work performed. The lower level of new awards experienced during 1999 and the first half of 2000 contributed to the reduced volume of contract execution in the nine months ended September 30, 2001.

Operating profit has increased significantly during 2001. Expressed as percentages of revenues, the operating profit margin was 3.8 percent and 4.2 percent for the three and nine months ended September 30, 2001, reflecting improvements over the 3.4 percent and 2.7 percent realized in the 2000 comparison periods. During the three months ended July 31, 2000, the EPC segment recorded a provision of $54 million, representing its equal share of cost overruns on a Duke/Fluor Daniel lump sum power project in Dearborn, Michigan. The Dearborn project was impacted by a number of adverse factors, including labor productivity and substantial scope of work changes. Duke/Fluor Daniel is a joint-venture partnership between Duke Energy and the company.

New awards for the EPC segment in the three and nine months ended September 30, 2001 were $1,891.5 million and $6,032.8 million, respectively, compared with $1,980.8 million and $5,335.8 million for the 2000 comparison periods. The 2000 amounts included an $800 million award for the Hamaca crude oil upgrader project in Venezuela. The increase in new awards during the 2001 nine-month period resulted primarily from strong demand for new power-generating facilities.

                               FLUOR CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


The following table sets forth backlog for each of the segment's business units:

                                  September 30,     December 31,     October 31,
$  in millions                             2001             2000            2000
--------------------------------------------------------------------------------

Energy & Chemicals                 $   3,232.0      $   3,350.8      $   3,110.5
Duke / Fluor Daniel                    2,539.7          1,315.2          1,224.9
Manufacturing & Life Sciences          1,383.5          1,039.0          1,077.7
Telecommunications                       329.3            883.8            946.0
Mining                                   372.4            694.3            964.0
Transportation                           355.6            302.8            332.2
                                   ---------------------------------------------
Total EPC backlog                  $   8,212.5      $   7,585.9      $   7,655.3
                                   =============================================

The overall increase in backlog for the EPC segment at September 30, 2001 compared with October 31, 2000 is consistent with the improving trend in new awards in the energy, chemicals and power markets. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward. During the third quarter of 2001, the indefinite delay of a mining project resulted in an approximately $250 million reduction of that business unit's backlog. During the first quarter of 2001, the backlog for the Telecommunications business unit was adjusted downward by $400 million for a reduction in scope on one project.

ASSET SERVICES

Revenues and operating profit for the Asset Services segment are summarized as follows:

                            Three Months Ended             Nine Months Ended
                        ---------------------------   --------------------------
                        September 30,   October 31,   September 30,  October 31,
$ in millions                    2001          2000            2001         2000
---------------------------------------------------   --------------------------

Revenues                   $    443.3     $   494.3      $  1,502.6    $ 1,409.4
Operating profit                 19.9          19.0            74.8         82.9

Revenues declined during the 2001 three-month period, due to weaknesses in the Operations and Maintenance business unit, reflecting the slowing economic environment primarily in the manufacturing sector. For the nine-month period of 2001, improved performance from the Federal Services business unit more than offset the Operations and Maintenance revenue decline. During the three months ended October 31, 2000, the segment recorded a $4 million charge relating to excess equipment at certain of AMECO'S non-U.S. locations. Excluding this charge, the operating profit percentage declined to 4.5 percent and 5.0 percent during the three and nine months ended September 30, 2001 compared with 4.6 percent and 6.2 percent during the

                               FLUOR CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


respective 2000 comparison periods. These declines have resulted primarily from growth in renewable, ongoing maintenance contracts, which have lower risk and therefore lower margins partially offset by improved performance in Federal Services.

New awards for the Asset Services segment in the three and nine months ended September 30, 2001 were $1,021.6 million and $1,905.9 million, respectively, compared with $1,303.0 million and $1,944.5 million for the 2000 comparison periods. Reduced awards in the Operations and Maintenance business unit due to the slowing economy contributed to the quarterly decline. The nature and size of Asset Services projects can also result in variability in new award levels from period to period.

The AMECO business unit does not generate activity that is included in backlog. The following table sets forth backlog for the segment's other business units:

                                     September 30,   December 31,    October 31,
$ in millions                                 2001           2000           2000
--------------------------------------------------------------------------------

Operations and Maintenance              $  1,943.1      $ 1,578.7      $ 1,591.5
Fluor Federal Services                       795.5          602.1          765.4
                                     -------------------------------------------
Total Asset Services backlog            $  2,738.6      $ 2,180.8      $ 2,356.9
                                     ===========================================

Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

BUSINESS SERVICES AND OTHER

Revenues and operating profit (loss) for the Business Services and Other segment are summarized as follows:

                              Three Months Ended          Nine Months Ended
                          --------------------------  --------------------------
                          September 30,  October 31,  September 30,  October 31,
$ in millions                      2001         2000           2001         2000
----------------------------------------------------  --------------------------

Revenues                      $     4.8    $     8.3       $   25.9    $   22.7
Operating profit (loss)             5.7         (5.8)          (7.8)      (22.1)

Revenues of this segment reflected above include only those amounts that are realized from sales to unrelated third parties. Sales to other Fluor segments, which are not included in the revenue amounts above, include a profit component. Previous operating losses of this segment relate primarily to New Ventures, which were combined under a single point of oversight and

                               FLUOR CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


accountability as part of an organizational realignment in 2001. Activities in New Ventures was substantially curtailed during the three months ended September 30, 2001.

OTHER

Net interest income for the three months ended September 30, 2001 was $3.4 million, compared with net interest expense of $4.9 million for the 2000 comparison period. For the nine-month period ended September 30, 2001, net interest expense declined $5.1 million relative to the 2000 comparison period. These improvements were the combined result of lower average levels of interest bearing obligations during 2001 and higher cash balances.

Corporate administrative and general expense for the three and nine-month periods ended September 30, 2001 was $4.3 million and $43.7 million higher than during the 2000 comparison periods as the principal result of the stock-price based compensation (credits) charges of $(4.5) million and $23.4 million pretax ($(2.9) million and $15.2 million after tax) discussed above. Expenses related to the company's Enterprise Resource Management system, Knowledge@Work, have increased during 2001 following the implementation of the system at the beginning of the year.

The effective tax rates for the three and nine months ended September 30, 2001, were 32.2 percent and 30.9 percent, respectively, compared with 30.1 percent and
29.2 percent for the 2000 comparison periods. The stock-price based compensation adjustments during 2001 and the unusual items during 2000 impacted the effective tax rates. Excluding such impacts, the effective tax rates for the 2001 three and nine-month periods were 32.0 percent and 31.5 percent, compared with 30.5 percent and 29.1 percent during the 2000 comparison periods. The effective rates for the 2001 periods were higher due to increased profits in certain high tax jurisdictions. In addition, the lower rates for the 2000 periods reflect the utilization of prior year tax credits.

RESULTS OF DISCONTINUED OPERATIONS

Discontinued operations for the three and nine months ended September 30, 2001 reported losses of $99.3 million and $105.4 million, respectively, compared with losses of $40.9 million and $7.7 million for the comparison periods of 2000. The 2000 amounts include after-tax losses from the operations and disposal of the Coal business of $29.6 million for the three-month comparison period and an after-tax profit of $8.9 million for the nine-month comparison period.

Operating results for the businesses which have been discontinued during 2001 were after-tax losses of $1.3 million and $7.5 million for the three and nine months ended September 30, 2001, compared with after-tax losses of $11.3 million and $16.7 million for the 2000 comparison periods. The 2000 losses included a $21 million pretax charge that related to accounts receivable, equipment inventory and certain other assets of AMECO's dealership operations. Also included in discontinued operations for the 2001 three and nine-month periods is an after-tax impairment

                               FLUOR CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

charge of $98.0 million, which represents the company's current estimate of the difference between the book and fair values of the assets which are being held for sale or disposal.

FINANCIAL POSITION AND LIQUIDITY

At September 30, 2001, the company had cash and cash equivalents of $411.2 million and a total debt to total capitalization ratio of 6.7 percent.

Cash flows include the Coal segment for the 2000 comparison period and other discontinued operations for both years. Cash provided by operating activities was $426.8 million during the nine months ended September 30, 2001, compared with $234.4 million during the nine months ended October 31, 2000. A substantial decline in net operating assets and liabilities associated with engineering and construction activities was the largest contributor to the increase in cash provided by operating activities in the nine months ended September 30, 2001 compared with the 2000 period. An increase of $298.5 million in advances from Duke/Fluor Daniel in 2001 compared with $65.9 million in the 2000 comparison period is the largest component of this change. The increase in advances from Duke/Fluor Daniel is attributable to the increase in advances from DFD clients on projects awarded during the nine months ended September 30, 2001. All DFD funds in excess of current operating needs is advanced to and managed by the partners. The level of operating assets and liabilities is affected from period to period by the mix, stage of completion and commercial terms of the projects.

Cash utilized by investing activities totaled $90.8 million during the 2001 period compared with $264.3 million during the 2000 period. The 2000 amount includes $144.8 million of capital expenditures for the discontinued Coal operations. Capital expenditures for other operations in the 2000 period included Knowledge@Work, equipment purchases and facility acquisition costs. Capital expenditures during the 2001 period included Knowledge@Work and equipment purchases only.

Cash provided by financing activities totaled $53.4 million during the nine months ended September 30, 2001 compared with cash utilized of $48.8 million for the nine months ended October 31, 2000. During 2001, the company retired all outstanding commercial paper using the proceeds from the sale/leaseback of the Sugar Land, Texas facility. Conversely, during the 2000 comparison period, short-term debt increased by $35.3 million. Stock option exercises provided $144.3 million during the 2001 period, compared with only a nominal amount during the 2000 period. Dividends paid during the 2001 period were $25.3 million ($0.32 per share), compared with $57.0 million ($0.75 per share) during the 2000 comparison period. An additional $0.16 per share dividend was declared during the three months ended September 30, 2001, but had not been paid as of the end of the quarter. During the third quarter of 2001, the company initiated a modest share repurchase program to offset the dilution that has occurred over the past year from stock option exercises. This program does not include any specific price targets or timetables and may be suspended at any time. As of September 30, 2001, 39,100 shares had been purchased for $1.4 million. In connection with a stock buyback program approved by the Board of Directors on

                               FLUOR CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

March 8, 2000, the company purchased 747,000 shares of its common stock for $23.0 million during the 2000 comparison period.

The company has on-hand and access to sufficient sources of funds to meet its anticipated operating needs for the foreseeable future. Significant short- and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the company's commercial paper program.

FINANCIAL INSTRUMENTS

The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At September 30, 2001 and December 31, 2000, the company had forward foreign exchange contracts of less than 18 months duration to exchange principally Euros, Australian dollars, British pounds, Canadian dollars, Dutch guilders, German marks and Spanish pesetas for U.S. dollars. The total gross notional amount of these contracts at September 30, 2001 and December 31, 2000 was $17.3 million and $73.0 million, respectively, representing forward contracts to purchase foreign currency.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These statements will be effective for the company's calendar year 2002. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Application of the nonamortization provisions is expected to result in an increase in earnings from continuing operations of approximately $3.9 million ($0.05 per diluted share) per year. During 2002, the company will perform the first of the required impairment tests of goodwill associated with continuing operations and has not yet determined what the effect such tests will have on results of operations or financial position.

                               FLUOR CORPORATION
                       CHANGES IN CONSOLIDATED BACKLOG
                     Three and Nine Months Ended September
                         30, 2001 and October 31, 2000

                                   UNAUDITED


                                                     Three Months Ended
                                                     ------------------
                                             September 30,         October 31,
$ in millions                                    2001                 2000
------------------------------------------------------------------------------
Backlog - beginning of period                $  10,620.6           $  8,792.5
New awards                                       2,913.1              3,283.8
Adjustments and cancellations, net                (420.5)                56.3
Work performed                                  (2,162.1)            (2,120.4)
                                             -----------           ----------
Backlog - end of period                      $  10,951.1           $ 10,012.2
                                             ===========           ==========

                                                    Nine Months Ended
                                                    -----------------
                                             September 30,         October 31,
$ in millions                                    2001                 2000
------------------------------------------------------------------------------
Backlog - beginning of period                $   9,766.7           $  9,238.7
New awards                                       7,938.7              7,280.3
Adjustments and cancellations, net                (543.3)               165.8
Work performed                                  (6,211.0)            (6,672.6)
                                             -----------           ----------
Backlog - end of period                      $  10,951.1           $ 10,012.2
                                             ===========           ==========

                          PART II: Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None


          (b)  Reports on Form 8-K.

               On September 25, 2001, the company filed a Form 8-K relating to its forward-looking statements.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  FLUOR CORPORATION
                                 -----------------------------------------------
                                                    (Registrant)



Date: November 14, 2001          /s/ D. M. Steuert
      -----------------          -----------------------------------------------
                                 D. M. Steuert, Senior Vice President and
                                 Chief Financial Officer


                                 /s/ V. L. Prechtl
                                 -----------------------------------------------
                                 V. L. Prechtl, Vice President and Controller