Form 10-K
period 2001-12-31
FLUOR CORP
filed 2002-03-21
CIK 1124198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File No. 1-16129

FLUOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0927079
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

One Enterprise Drive, Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip Code)

(949) 349-2000
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on which Registered
Common stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates was $3,476,454,551 on March 13, 2002 based upon the average between the highest and lowest sales prices of the registrant’s Common Stock as reported in the consolidated transactions reporting system.

Common Stock, $.01 par value, outstanding as of March 13, 2002---80,429,171 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to shareholders for the fiscal year ended December 31, 2001.

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 8, 2002, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2001.

From time to time, Fluor® Corporation (“Fluor” or the “Company”) makes certain comments and disclosures in reports and statements, including this report, or statements made by its officers or directors which may be forward-looking in nature. Examples include statements related to Company growth, the adequacy of funds to service debt and the Company’s opinions about trends and factors which may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding the Company’s intent, belief or expectation with respect to (i) the Company’s results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions, and the effect thereof on the Company’s business, and (iii) the Company’s plans and objectives for future operations and expansion or consolidation.

Any forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. These assumptions would be based on facts and conditions as they exist at the time such statements are made, as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company’s control. As a result, the reader is cautioned not to rely on these forward-looking statements.

The Company wishes to caution readers that forward-looking statements, including disclosures which use words such as the Company “believes,” “anticipates,” “expects,” “estimates” and similar statements, are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described below in Item 1. Business, under the heading “Company Risk Factors.”

The Company is basically a holding company which owns the stock of numerous subsidiary corporations. Except as the context otherwise requires, the terms “Fluor” or the “Registrant” as used herein are to Fluor Corporation and its predecessors and references to the “Company”, “we”, “us”, or “our” as used herein shall include Fluor Corporation, its consolidated subsidiaries and divisions.

PART I

Item 1.    Business

Fluor Corporation was incorporated in Delaware on September 11, 2000. Its executive offices are located at One Enterprise Drive, Aliso Viejo, California 92656, telephone number (949) 349-2000.

The Distribution

On November 30, 2000 (the “Distribution Date”), Fluor Corporation (“Old Fluor”), a corporation incorporated in Delaware in 1978 as successor in interest to a California corporation of the same name incorporated in 1924, announced that it had completed a reverse spin-off transaction wherein the Coal segment, previously operated under the A. T. Massey Coal Company, Inc. subsidiary, was separated from the other business segments of Old Fluor. As a result, two publicly-traded companies were created: Massey Energy Company and a “new” Fluor Corporation referred to as the Company herein.

The separation of the two companies was accomplished through a tax-free dividend (the “Distribution”) by Old Fluor of the Company, which is a new entity comprised of all of Old Fluor’s business segments, other than those involving the Coal segment (the “New Fluor Businesses”). Old Fluor, the continuing entity consisting of the Coal segment of Old Fluor, changed its name to Massey Energy Company (“Massey”). The tax-free dividend was declared on the Distribution Date to shareholders of record at the close of business on November 30, 2000. Due to the relative significance of the New Fluor Businesses, the New Fluor Businesses have been treated as the “accounting successor” for financial reporting purposes, and the Coal segment has been classified as discontinued operations despite the legal form of the separation resulting from the Distribution. Wherever references to officers and directors of the Company are made herein, these references are deemed to mean references to Old Fluor for disclosures made for and relevant to periods prior to the Distribution, and the Company as “new” Fluor Corporation following the Distribution.

For purposes of effecting the Distribution and of governing certain relationships between the Company and Massey after the Distribution, the two companies have entered into various agreements, including a Distribution Agreement (the “Distribution Agreement”) and a Tax Sharing Agreement (the “Tax Sharing Agreement”). The following descriptions summarize the material terms of such agreements, but are qualified by reference to the texts of such agreements, which are incorporated herein by this reference.

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

Finally, the Distribution Agreement provides the basis for separating the assets of pension benefit plans of Massey and the Company that were held in a single master trust, and transfers sponsorship of those welfare and pension benefit plans which cover employees of the New Fluor Businesses to the Company.

The Tax Sharing Agreement

The Tax Sharing Agreement sets forth the rights and obligations of the Company and Massey with respect to tax matters for periods before and after the Distribution Date. Commencing with the federal income tax return for the year ending October 31, 2001, Old Fluor’s subsidiary, A. T. Massey Coal Company, Inc. and its subsidiaries will join Old Fluor in a single consolidated federal income tax return.

The Tax Sharing Agreement provides that if the Company and A. T. Massey Coal Company, Inc. and their subsidiaries are included in the same consolidated federal income tax return for the year ending October 31, 2001, Massey will be responsible for the tax that would have been incurred had the Company and its subsidiaries not been so included, and the Company will be responsible for the balance of the tax. However, each corporation included as a member of a consolidated federal income tax group is jointly and severally liable to the government for all of the federal income tax associated with such return, notwithstanding any tax sharing agreement which allocates the tax liability between the parties. Therefore, the Company or Massey may be liable for all of the federal income tax with respect to a given return if the party upon whom the Tax Sharing Agreement imposes responsibility for all or a portion of such tax fails to discharge that responsibility.

The Tax Sharing Agreement further details the Company and Massey’s responsibilities relating to the tax payments and refunds, the filing of returns and the conduct of audits. The Tax Sharing Agreement also provides for cooperation with respect to certain tax matters, and for the exchange of information and retention of records which may affect the tax liability of the other party.

Since a favorable ruling was obtained from the IRS with respect to the Distribution, it is not anticipated that the tax-free status of the Distribution would be challenged by the IRS. However, should any federal income tax liability arise as a result of the Distribution being found to be a taxable transaction, the Tax Sharing Agreement allocates liability between the parties. Generally, the Company will bear 60% of any such corporate tax liability and Massey will bear 40% of any such corporate tax liability except where the liability is attributable to one party’s breach of a covenant or a change of ownership, as described in Section 355(e) of the Internal Revenue Code with respect to one party’s stock.

Subsequent to the Distribution, we changed our fiscal year to a calendar year end for reporting purposes.

Business Segments

Following the completion of fiscal 2001, we realigned the Company into five principal operating segments (each, a “Segment”). The Energy and Chemicals segment provides design, engineering, procurement and construction services on a worldwide basis to an extensive range of oil, gas, refining, chemical, polymer and petrochemical clients. The Industrial and Infrastructure segment provides design, engineering, procurement and construction services to a broad base of businesses including general industrial, commercial, institutional, manufacturing, infrastructure, telecommunications, mining and technology customers on a global basis. The Power segment designs, engineers and constructs power facilities globally. The Global Services segment provides operations and maintenance support, temporary staffing, equipment and outsourcing and asset management solutions to the Company’s projects as well as to third party clients. The Government Services segment provides administration and support services to the federal government and other governmental parties. In addition, and as noted above, a sixth segment, the Coal segment which produces, processes and sells high-quality, low-sulfur steam coal for the utility industry as well as industrial customers, and metallurgical coal for the steel industry, is being reported as a discontinued operation as a result of the Distribution. Fluor Constructors International, Inc. (“Fluor Constructors”) which is organized and operates separately from our business segments, provides unionized management, construction and management services in the United States and Canada, both independently and as a subcontractor on projects to our Segments.

A summary of our operations and activities by business segment and geographical area is set forth below.

Energy and Chemicals

The Energy and Chemicals segment is an integrated service supplier providing a full range of design, engineering, procurement, construction and project management services in a broad spectrum of energy and chemical industries. Specific industries served include upstream oil and gas production, refining, petrochemical, and specialty and fine chemicals. Our role in each project can vary, but may include features such as front-end engineering, program management and final design services, construction management services, oversight of other contractors and the responsibility for the procurement of labor, materials, equipment and subcontractors.

Typical projects include new facilities, upgrades, revamps, fire and explosion re-builds, expansions for refineries, pipeline and offshore facility installations, gas field development and oil sands projects. During the past year, we were engaged to perform front-end engineering for a number of major upstream oil and gas projects which, if developed, could result in projects for the production of new oil and gas projects on a global basis. In addition, so-called “clean fuels projects” are also increasing in number as refiners in North America and Europe are making significant investments to produce cleaner burning fuels. We have received a number of awards for clean fuels projects such as for a major refinery located in Baytown, Texas. Other current projects include development of an offshore platform in the Timor Sea, pipeline projects in the Caspian Sea region, various major oil sands projects in Alberta, Canada, the world’s largest deep water floating oil processing project off the coast of Angola and a heavy oil upgrader in Venezuela. The Company has also performed preliminary study work for the proposed Alaska natural gas pipeline.

We have also seen increasing strength in the natural gas and petrochemical markets where we provide a complete line of services to our clients. For example, clients in the Middle East continue to focus on developing natural gas resources with the intent of diversifying and expanding the region’s economic base beyond oil. Thus, we are assisting in the development of several large petrochemical projects in the Middle East which process natural gas into the basic building blocks for a variety of plastics and chemicals. Similarly, China also continues to expand its capacity in the petrochemical area where, for example, the Company was awarded responsibility for managing the design, procurement and construction of a multi-billion dollar petrochemical site in Nanjing.

Industrial and Infrastructure

Our Industrial and Infrastructure segment provides the engineering, procurement and construction services necessary for the development of manufacturing and life sciences facilities, commercial and institutional buildings, mining, telecommunication, and transportation projects. This Segment provides our clients in these markets with the key discipline resources of architecture, industrial design, engineering, construction and commissioning (including validation) for new construction and refurbishment of existing facilities.

Our extensive construction legacy allows us to better serve the commercial and intitutional markets. We utilize our experience and expertise to provide services to a broad spectrum of client markets such as the hospitality and higher education sector, the research and development area, and commercial and municipal buildings. We have achieved growth in markets where project complexity, coupled with geographic remoteness, allow us to demonstrate our competitive advantage, as evidenced by two recent large awards for construction of five-star resorts in the Caribbean. We are successfully positioned to execute technically challenging assignments that require state-of-the-art application of client’s process and intellectual knowledge; specific client examples include the National High Field Magnetics Laboratory for the National Science Foundation, along with both Nano- and Meso-Scale Research facilities. Another major focus for this group is supporting community enrichment projects with program management for the Orange County Performing Arts Center, the Hot Springs Convention Center and the execution of various university expansion projects.

We are also experiencing significant growth in the manufacturing and life sciences area where, for example, we have seen increasing opportunities in the pharmaceutical and biotechnology markets. We are able to leverage thirty-five years of expertise in the design and construction of broad range of bulk, secondary manufacturing and biotech facilities. We provide client solutions for cost containment and for schedule delivery compression to achieve rapid time-to-market implementation. An important component of our comprehensive offering is the commissioning, start-up, validation, and regulatory compliance service. This integrated approach allows for an expedited FDA or country-specific approval process. We are well-positioned to provide a complete complement of services for the pharmaceutical and biotech industries in the United States as well as jurisdictions such as Puerto Rico and Ireland which provide certain tax advantages to the life sciences industry; recent new client awards from Amgen, Bristol-Myers Squibb, Eli Lilly, Pfizer and Wyeth are significant. Our client portfolio also includes project development worldwide for the microelectronics, consumer products, metals, forest products and general manufacturing industries. We specialize in delivering client life-cycle solutions with industry-specific expertise and insight.

We serve the mining and minerals industry by providing a wide range of services including feasibility studies, project management, materials management and logistics, technical and engineering services, equipment selection, permitting, construction, operations and maintenance and remediation. We believe that we have strong relationships with many of the world’s larger mining companies, which is especially important as consolidation in the mining industry continues as a result of recent downturns in the global mining industry. This is exemplified by the Company receiving a worldwide services award during 2001 from the world’s largest miner of gold, and an award for a diamond treatment facility for the world’s largest diamond producer.

While the telecommunications market has suffered from overcapacity, we believe that this market remains an area where we believe our ability to provide program management, construction management and technical support provides us with a competitive advantage especially given the complex logistics required to install large scale telecommunication networks. We focus on providing clients with the services necessary to install wireline networks, wireless networks and enterprise networks, while also offering installation and maintenance services. We are also focussing on selective domestic customers, while expanding the scope of our services to include the England, Ireland, Canada and other markets where telecommunication needs remain strong.

For the transportation markets, we specialize in the design, development financing and management of large, complex roadway and railway projects, where we often use our successful public/private partnership business model. This model permits private entities to assist public agencies to meet transportation needs. The latest example for the use of this model can be found in our recent award for a high speed rail project in the Netherlands. The U.S. government, through the Transportation Equity Act, has earmarked significant funding for highway construction and transit spending which provides opportunities that we have and will continue to capitalize on such as the Legacy Parkway in Utah.

Power

We design, engineer and construct power generation facilities predominantly in the fossil fuel power industry through Duke/Fluor Daniel, a partnership with Duke Energy Corp. Due to extremely strong demand in power generation and the experience and expertise brought to power projects by Duke/Fluor Daniel, we experienced record levels in new awards and backlog during fiscal 2001. While power generation facility capital commitments have generally decreased due in part to softening economic and market conditions and the bankruptcy of a major energy conglomerate, we believe that many opportunities still exist. This is evidenced by the Company’s fourth quarter award to construct three power facilities in the western United States with a combined capacity of 2,420 megawatts. Expanding economies in the international market are also increasing demand for power generation facilities.

The Power segment also has responsibility for execution of the Company’s work in Mexico and Central America through ICA Fluor, a partnership between the Company and Grupo ICA.

Global Services

The Global Services segment brings together a variety of customized service capabilities that significantly broaden our participation in the growing outsourcing market. In today’s competitive markets, clients are focusing on their core competencies, such as research and product development, as well as seeking new and better ways to maximize the financial benefit from their non-core assets. Working in concert with its clients, the strategic focus of Global Services is to assist its clients in achieving a sustainable advantage and profit growth by providing customized and integrated services that better optimize the total life-cycle of their assets relative to their competitors, focussing on the operations and maintenance, equipment and temporary staffing markets.

Global Services’ activities in the operations and maintenance markets provide facility management, maintenance, operations and asset management services to the oil and gas, chemicals and life sciences, fossil and nuclear power, and manufacturing industries. We are a leading supplier of integrated facility management services, including on-site maintenance and operation support services, and continue to benefit from the outsourcing trend. We combine advanced management techniques with our value-added solutions to lower operating costs and enhance returns on its clients’ plant and facilities investments. Sales efforts are focussed on leveraging existing engineering, procurement and construction clients by marketing our services to those facilities where we have recently completed a project. During the fourth quarter of 2001, we re-aligned our sales efforts to focus on targeted regions both domestically and internationally. This shift from an industry structure to a regional one has enabled us to increase the leverage of our resources within high opportunity regions and strengthen our position in the operations and maintenance marketplace. We are presently providing value-added services to nearly 200 facilities and project sites worldwide.

We are also a leading full-service equipment supplier through our American Equipment Company, Inc. (“AMECO”) subsidiary. During fiscal 2001, we announced our intention to discontinue our dealership operations. We are now placing greater emphasis on providing integrated construction equipment, tool and fleet outsourcing solutions on a global basis for construction projects and plant sites. As a result, during 2001, AMECO was awarded a number of contracts including awards to serve as the primary equipment, tool and site services provider of a major construction contractor in the eastern United States and we also received a five year extension to provide similar services for a major Texas refinery. Our significant fleet outsourcing awards include a fleet maintenance contract to support another major Texas refinery. Other significant fleet outsourcing awards included a fleet maintenance contract support multiple facilities for a Texas power generation company, as well as a five year fleet outsourcing contract for a global telecommunications company. AMECO has more than 50 years of experience in the construction equipment business and offers an extremely broad range of services. With locations throughout North and South America, AMECO supports some of the largest construction projects and plant locations in the world.

We serve the temporary staffing market through our TRS Staffing Solutions (“TRS”) subsidiary. TRS is a global enterprise of staffing specialists that provides clients with assistance in temporary, contract and direct hire positions. During 2001, as part of the Company’s goal to exit non-core businesses, we announced our intention to divest the non-EPC components of the TRS business units including those which provide temporary staffing services in information technology, accounting and financing. As a result, TRS will focus on increasing opportunities to provide temporary staffing for EPC-related activities both to the Company and to third parties. By doing so, TRS provides both the Company and our clients flexibility and economies in meeting fluctuations in staffing requirements.

We also provide procurement services relative to the sourcing of capital goods. In September 2001, TradeMC, a joint venture of the Company, IBM and Royal Bank of Canada was merged into Fluor Global Sourcing, Inc. (“FGSI”) which housed our procurement operations. Concurrent with the merger, FGSI changed its name to TradeMC. This merger combined TradeMC’s proprietary business model and e-commerce technology with the Company’s project procurement expertise and resources. This is expected to enable us to deliver greater value to our customers through single sourcing and shorter procurement cycles.

Government Services

Government Services is a leading provider of project management services to the United States government, particularly to the Department of Energy and the Department of Defense. Government Services is presently providing environmental restoration, engineering, construction, site operations and maintenance services at two major Department of Energy project sites. These sites are the Fernald Environmental Management Project, located near Cincinnati, Ohio, and the Hanford Environmental Management Project, located in Richland, Washington. Despite the complexity of these projects, both sites have achieved exemplary safety and project performance records.

Discontinued Coal Segment

During fiscal 2000, the Coal segment, which operated through A. T. Massey Coal Company, Inc. and its subsidiaries, was headquartered in Richmond, Virginia. As a result of the Distribution, on November 30, 2000, the Coal segment ceased to be part of the Company’s continuing operations and reported results, and is now reported as a discontinued operation. The Coal segment, now operated by Massey, is a publicly-traded company that is listed on the New York Stock Exchange, and files reports with the Securities and Exchange Commission.

Other Matters

Backlog

The following table sets forth the consolidated backlog of the Energy and Chemicals, Industrial and Infrastructure, Power, Global Services and Government Services segments at December 31, 2001 and October 31, 2000.

	December 31, 2001	October 31, 2000
	(In Millions of Dollars)
Energy and Chemicals	$3,823	$2,971
Industrial and Infrastructure	2,959	3,320
Power	2,256	1,365
Global Services	1,860	1,591
Government Services	608	765

	$11,506	$10,012

The following table sets forth the consolidated backlog the Energy and Chemicals, Industrial and Infrastructure, Power, Global Services and Government Services segments at December 31, 2001 and  October 31, 2000 by region:

	December 31, 2001	October 31, 2000
	(In Millions Of Dollars)
United States	$7,515	$5,680
Asia Pacific (Including Australia)	219	683
Europe, Africa and Middle East	1,625	861
The Americas	2,147	2,788

	$11,506	$10,012

Estimated portion not to be performed during 2002: 33%

For purposes of the preceding tables, Global Services backlog figures are not provided for AMECO or TRS Staffing Solutions since there is no way to meaningfully measure backlog for these business units due to the nature of the services they provide.

The dollar amount of the backlog is not necessarily indicative of our future earnings related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict with certainty the portion of its December 31, 2001 backlog estimated to be performed subsequent to 2002.

For additional information with respect to our backlog, please see Management’s Discussion and Analysis contained in Fluor’s 2001 Annual Report to shareholders, which information is incorporated herein by this reference (and except for this section and other sections specifically incorporated herein by this reference in Items 1 through 8 of this report, Fluor’s 2001 Annual Report to shareholders is not deemed to be filed as part of this report).

Types of Contracts

While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two groups of contracts: cost reimbursable, and guaranteed maximum and fixed price price contracts. As of December 31, 2001, the following table breaks down the percentages of total revenue associated with these types of contracts during the past fiscal year and our existing backlog:

	2001	Backlog
Cost Reimbursable	55%	$6,377
Guaranteed Maximum and Fixed Price.	45%	$5,129

Under cost reimbursable contracts, the client reimburses our costs in developing a project and pays us a pre-determined fee or a fee based upon a percentage of the costs incurred in completing the project. Under fixed price contracts, including so-called lump sum contracts or unit price contracts, we bid on a contract based upon specifications provided by the client, agreeing to develop a project at a fixed price. In some fixed price contracts, we share our savings with the client in exchange for the client bearing some of risk if the actual cost exceeds the contract award. As a result, if we perform well, we can benefit from cost savings; however, if the project does not proceed as originally envisioned, we cannot recover for cost overruns except in certain limited situations. Some of our contracts can also be categorized as guaranteed maximum price contracts. These contracts, while having some characteristics similar to reimbursable contracts, tend to carry a level of risk similar to fixed price contracts since the total actual cost of the project plus our fee cannot exceed a specified amount.

Our Government Services segment, as a prime contractor or a major subcontractor for a number of United States government programs, generally performs its services under cost reimbursable contracts although subject to applicable statutes and regulations. The programs in question often take many years to complete and may be implemented by the award of many different contracts. Despite the fact that these programs are generally awarded on a multi-year basis, the funding for the programs is generally approved on an annual basis by Congress. The government is under no obligation to maintain funding at any specific level, or funds for a program may even be eliminated thereby significantly curtailing or stopping a program.

Contracts and business with the government are also subject to a number of socio-economic and other requirements as well as certain procurement regulations. If a contractor fails to comply with the requirements and regulations, it could lead to suspension or even debarment from government contracting. Finally, government contracting and the continued funding of programs is also subject to a variety of factors beyond our control such as political developments both domestically and internationally, budget considerations and changes in procurement policies.

Competition

We are one of the world’s larger providers of engineering, procurement and construction services. The markets served by the business are highly competitive and for the most part require substantial resources, particularly highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by the business, including the Bechtel Group, the Shaw Group, Jacobs Engineering Group, Kellogg Brown & Root, Washington Group International and Foster Wheeler. Competition is primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. Our engineering, procurement and construction business derives its competitive strength from our diversity, reputation for quality, technology, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage and ability to meet client requirements by performing construction on either a union or an open shop basis, ability to execute projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.

The markets served by each Global Services business unit, while containing some similarities, tend also to have discrete issues particularly impacting that unit. Each of the markets we serve has a large number of companies competing in its markets. In the equipment market, which operates in numerous markets, the equipment rental industry is highly fragmented and very competitive, with most competitors operating in specific geographic areas. The competition for larger capital project services is more narrow and limited to only those capable of providing comprehensive equipment, tool and management services. Temporary staffing is a highly fragmented market with over 1,000 companies competing nationally. The key competitive factors in this business line are price, service, quality, breadth of service, and the ability to retain qualified personnel and geographical coverage. The barriers to entry to in the operations and maintenance are both financially and logistically low with the result that the industry is highly fragmented with no single company being dominant. Competition is generally driven by reputation, price and the capacity to perform.

Key competitive factors in our Government Services Segment are primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner.

Raw Materials

Raw Materials and the components necessary for the conduct of our businesses are generally available from numerous sources. We do not foresee any unavailability of raw materials and components which would have a material adverse effect on its businesses in the near term.

Research and Development

While we engage in research and development efforts both on current projects and in the development of new products and services, we believe that during the past three fiscal years, we have not incurred costs for Company-sponsored research and development activities which would be material, special or unusual in any of our business segments.

Environmental, Safety and Health Matters

We believe, based upon present information available to it, that its accruals with respect to future environmental costs are adequate and such future costs will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Some factors, however could result in additional expenditures or the provision of additional accruals in expectation of such expenditures. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified.

Number of Employees

The following table sets forth the number of salaried and craft/hourly employees of Fluor and its subsidiaries engaged in our continuing business segments as of December 31, 2001:

	Salaried	Craft/Hourly	Total
Energy and Chemicals	6,782	6,698	13,480
Industrial and Infrastructure	2,408	2,842	5,250
Power	1,554	6,021	7,575
Global Services	3,773	13,753	17,526
Government Services	3,672	792	4,464
Other	2,951	67	3,018

Total	21,140	30,173	51,313

Operations by Business Segment and Geographical Area

The financial information for business segments and geographic areas is included in the Operations by Business Segment and Geographical Area section of the Notes to Consolidated Financial Statements in Fluor’s 2001 Annual Report to shareholders, which section is incorporated herein by reference.

Company Risk Factors

We bear the risk of cost overruns in approximately 45% of the dollar-value of our contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

We conduct our business under various types of contractual arrangements. In terms of dollar-value, the majority of our contracts allocate the risk of cost overruns to our client by requiring our client to reimburse us for our costs. Approximately 45% of the dollar-value of our contracts, however, are guaranteed maximum, lump sum or unit priced contracts, where we bear a significant portion of the risk for cost overruns. Under these fixed-price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or circumstances change, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

As of December 31, 2001, our backlog was approximately $11.5 billion. We cannot guarantee that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, during our second quarter in fiscal 2001, a telecommunications project was canceled, reducing our projected backlog by approximately $400 million. These type of backlog reductions adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually receive.

If we guarantee the timely completion or performance standards of a project, we could incur additional costs to cover our guarantee obligations.

In many instances and in most of our fixed-price contracts, we guarantee a customer that we will complete a project by a scheduled date. We sometimes provide that the project, when completed, will also achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the costs to cause the project to achieve the performance standards. In some cases, where we fail to meet performance standards, we may also be subject to agreed-upon liquidated damages. To the extent that these events occur, the total costs of the project would exceed our original estimates and we could experience reduced profits or, in some cases, a loss for that project.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

We engage in engineering and construction activities for large industrial facilities where design, construction or systems failures can result in substantial injury or damage to third parties. Any liability in excess of our insurance limits at locations engineered or constructed by us could result in significant liability claims against us, which claims may reduce our profits. In addition, if there is a customer dispute regarding our performance of project services, the customer may decide to delay or withhold payment to us. If we were ultimately unable to collect on these payments, our profits would be reduced.

We are vulnerable to the cyclical nature of the markets we serve.

The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. Although downturns can impact our entire business, our telecommunications and mining markets exemplify businesses that are cyclical in nature and have been affected by a decrease in worldwide demand for the projects during the past year. Conversely, the Power segment, which services the power industry, has seen strong growth in the past few years due to previously unmet power needs and deregulation. As a result, approximately 20% of our backlog is located in Power, a substantial increase from a few years ago. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to general downturns and are cyclical in nature. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in these industries.

We maintain a workforce based upon current and anticipated workloads. If we do not receive future contract awards or if these awards are delayed, significant costs may result.

Our estimates of future performance depend on, among other matters, whether and when we will receive certain new contract awards. While our estimates are based upon our good faith judgment, these estimates can be unreliable and may frequently change based on newly available information. In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size with our contract needs. If an expected contract award is delayed or not received, we could incur costs resulting from reductions in staff or redundancy of facilities that would have the effect of reducing our profits.

We have international operations that are subject to foreign economic and political uncertainties. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses.

Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. As of December 31, 2001, approximately 33% of our projected backlog consisted of engineering and construction revenues to be derived from facilities to be constructed in other countries; we expect that a significant portion of our revenues and profits will continue to come from international projects for the foreseeable future.

Operating in the international marketplace exposes us to a number of risks including:

•	Abrupt changes in foreign government policies and regulations,

•	Embargoes,

•	United States government policies, and

•	International hostilities.

The lack of a well-developed legal system in some of these countries may make it difficult to enforce our contractual rights. We also face significant risks due to civil strife, acts of war, terrorism and insurrection. Our level of exposure to these risks will vary with respect to each project, depending on the particular stage of each such project. For example, our risk exposure with respect to a project in an early development stage will generally be less than our risk exposure with respect to a project in the middle of construction. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses. Any project disruptions and losses could significantly reduce our revenues and profits.

Our government contracts may be terminated at any time. Also, if we do not comply with restrictions and regulations imposed by the government, our government contracts may be terminated and we may be unable to enter into future government contracts. The termination of our government contracts could significantly reduce our expected revenues.

We enter into significant government contracts, from time to time, such as those that we have with the U.S. Department of Energy at Fernald and Hanford. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls. Government contracts are also exposed to uncertainties associated with congressional funding. The government is under no obligation to maintain funding at any specific level and funds for a program may even be eliminated.

In addition, government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements. We must comply with these government regulations and requirements as well as various statutes related to employment practices, environmental protection, recordkeeping and accounting. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily suspended from government contracting or subcontracting. If one or more of our government contracts are terminated for any reason, or if we are suspended from government contract work, we could suffer a significant reduction in expected revenues.

Our international operations expose us to foreign currency fluctuations that could increase our U.S. dollar costs or reduce our U.S. dollar revenues.

Because our functional currency is the U.S. dollar, we try to denominate our contracts in United States dollars. However, from time to time our contracts are denominated in foreign currencies, which results in our foreign operations facing the additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits.

Intense competition in the engineering and construction industry could reduce our market share and profits.

We serve markets that are highly competitive and in which a large number of multinational companies, such as the Bechtel Group, the Shaw Group and Jacobs Engineering Group, Kellogg Brown & Root, Washington Group International and Foster Wheeler, compete. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

The success of our joint ventures depends on the satisfactory performance by our joint venture partners of their joint venture obligations. The failure of our joint venture partners to perform their joint venture obligations could impose on us additional financial and performance obligations that could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

We enter into various joint ventures as part of our engineering, procurement and construction businesses, such as ICA/Fluor and Duke/Fluor Daniel. The success of these and other joint ventures depend, in large part, on the satisfactory performance of our joint venture partners of their joint venture obligations. If our joint venture partners fail to satisfactorily perform their joint venture obligations as a result of financial or other difficulties, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

Competition and factors in AMECO’s equipment business could impact our operating results and reduce our overall revenues.

AMECO, one of the business units of the Asset Services segment, derives its revenues from equipment rental and sales. This industry is highly fragmented, competitive and is rapidly consolidating. Many of AMECO’s competitors are more geographically diverse and have greater name recognition than AMECO. We expect that AMECO may encounter increased competition from existing competitors or new market entrants that will be significantly larger or have greater marketing and other resources than AMECO. To the extent existing or future competitors seek to gain or retain market share by reducing prices, AMECO may be required to lower its prices and rates. The loss of market share or the reduction of prices by AMECO will adversely affect its operating results and reduce our overall revenues.

In addition, we are in the process of determining whether there may be interest by others to acquire our remaining AMECO dealerships. We cannot give any assurances that we will be able to obtain an acceptable price for any of the AMECO dealerships or that any sale transaction that we enter into will not result in a loss.

We could incur substantial tax liabilities if certain representations and warranties made by our predecessor-in-interest are inaccurate, or if we or Massey Energy Company engage in a transaction that effects a transfer of more than 50% of our respective equity interests.

Prior to the reverse spin-off, our predecessor-in-interest received a ruling from the Internal Revenue Service that the reverse spin-off qualified as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986. The ruling was granted based upon certain representations made by our predecessor-in-interest. While we are not aware of any facts or circumstances that would cause those representations to be incorrect or incomplete, if those representations were inaccurate, it is possible that the ruling would no longer be valid. In such event, we could incur a significant corporate tax liability that could have a material adverse effect on our financial condition. In addition, under the ruling, neither Massey Energy Company nor we may, for up to two years following the reverse spin-off transaction, engage in certain business combinations that would constitute a change of more than 50% of the equity interest in Massey Energy Company or us. If either Massey Energy Company or we fail to conform to the requirements of the ruling and, if pursuant to a tax sharing agreement, we are responsible for any liability related thereto, we could incur a substantial tax liability with respect to both Massey Energy Company and us.

Past and future environmental, safety and health regulations could impose on us significant additional costs that reduce our profits.

We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. The applicable regulations, as well as the technology and length of time available to comply with those regulations, continue to develop and change. In addition, past activities could also have a material impact on us. For example, when we sold our mining business formerly conducted through St. Joe’s Mineral Corporation, we retained responsibility for certain non-lead related environmental liabilities, but only to the extent that such liabilities were not covered by St. Joe’s comprehensive general liability insurance. While we are not currently aware of any material exposure arising from our former St. Joe’s business or otherwise, the costs of complying with rulings and regulations or satisfying any environmental remediation requirements for which we are found responsible could be substantial and could reduce our profits. We are also subject to a number of asbestos-related lawsuits. However, we believe that based upon our past experience, our risk of financial liability is limited. Even if a court determines that we have some liability, we have insurance coverage in place which should largely cover any financial liability.

Item 2.    Properties

Major Facilities

Operations of Fluor and its subsidiaries are conducted in both owned and leased properties totaling approximately 7.0 million square feet. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the location and general character of the major existing facilities:

Location	Interest	Purpose
United States and Canada:
Aliso Viejo, California	Leased	Executive offices, general office and engineering
Calgary, Canada	Leased	Fluor Daniel Canada operations
Charlotte, North Carolina	Leased	Duke/Fluor Daniel operations
Cincinnati, Ohio	Leased	General office and engineering
Greenville, South Carolina	Owned and Leased	General office, engineering, AMECO operations and undeveloped land
Houston (Sugar Land), Texas	Owned and Leased	General office, engineering and undeveloped land
Irvine, California	Leased	General office
Pasadena, Texas	Owned	AMECO Offices and Yard
Richland, Washington	Leased	Government Services operations
Rumford, Rhode Island	Leased	Industrial and Infrastructure operations and general office
San Juan, Puerto Rico	Leased	General office and engineering
Tucson, Arizona	Leased	General office and engineering
Vancouver, Canada	Leased	Fluor Daniel Wright Operations

The Americas:
Caracas, Venezuela	Leased	General office and engineering
Mexico City, Mexico	Leased	ICA Fluor Daniel Operations
Monterey, Mexico	Owned	AMECO Offices and Yard
Santiago, Chile	Owned and Leased	Fluor Daniel Chile and AMECO Operations

Europe, Africa and Middle East:
Al Khobar, Saudi Arabia (Dhahran area)	Owned	Fluor Daniel Arabia Operations
Asturias, Spain	Owned	Fluor Daniel Espana Operations
Camberley, England	Leased	Fluor Daniel Limited Operations
Gilwice, Poland	Leased	General office and engineering
Haarlem, Netherlands	Owned and Leased	General office and engineering
Sandton, South Africa	Leased	Fluor Daniel Southern Africa Operations

Asia and Asia Pacific:
Jakarta, Indonesia	Leased	Fluor Daniel Eastern, Inc. Operations
Manila, Philippines	Owned and Leased	Fluor Daniel Inc. Philippines Operations
Melbourne, Australia	Leased	Fluor Daniel Pty Ltd. Operations
New Dehli, India	Leased	Fluor Daniel India Private Ltd. Operations

Item 3.    Legal Proceedings

Disputes have arisen between Fluor Australia and its client, Anaconda Nickel, over the A$800 million Murrin Murrin Nickel Cobalt project located in Western Australia. Ananconda’s primary contention is that the process design, through which pressurized and super heated metal slurry flows through a series of depressurization flash vessels, is defective and incapable of proper operation. Anaconda also contends that the plant suffers from numerous other defects and that it has suffered consequential losses, such as loss of profit for which it seeks payment from us. Anaconda contends that we are liable to Anaconda in the total amount of A$1.6 billion, A$1.1 billion of which is alleged consequential damages.

We vigorously dispute and deny Anaconda’s allegations. Among other things, we contend that Anaconda has and continues to improperly operate the facility causing flash vessels to fail. When Anaconda complied with the written operating procedures, the flash vessels operated properly and continuously. Moreover, we contend that Anaconda has failed to supply the contractually guaranteed feedstock, adversely affecting the performance of the facility. We reject Anaconda’s claims of loss of profit, in as much as we have made no misrepresentations regarding the operating capacity of the facility which is in compliance with the applicable standards of care in the industry. In addition, the contract between Fluor and Anaconda contains a waiver of consequential damages, such as loss of profit.

We have provided notice to all applicable insurance carriers of the disputes between the parties. If and to the extent that these problems are ultimately determined to be our responsibility, we anticipate recovering a substantial portion of this amount from available insurance. The dispute is in arbitration. The arbitration will be conducted in two phases, the first of which commenced in January 2002 and is continuing. The date for the second phase of the arbitration has not been determined. For additional discussion, see Contingencies and Commitments in the Notes to Consolidated Financial Statements in Fluor’s 2001 Annual Report to shareholders, which section is incorporated herein by this reference.

In addition, Fluor and its subsidiaries, incident to their normal business activities, are parties to a number of other legal proceedings and other matters in various stages of development. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material adverse effect upon the consolidated financial position, or the results of operations of the Company, after giving effect to provisions already recorded.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Registrant(1)

Alan L. Boeckmann, age 53

Chairman and Chief Executive Officer, since February 2002; member of the Board since 2000; formerly, Chief Operating Officer since 2000; President and Chief Executive Officer, Fluor Daniel, since 1999; formerly Group President, Energy and Chemicals from 1996; joined the Company in 1979 with previous service from 1974 to 1977.

Lawrence N. Fisher, age 58

Senior Vice President, Law and Secretary, since 1996; formerly Vice President, Corporate Law and Assistant Secretary from 1984; joined the Company in 1974.

H. Steven Gilbert, age 54

Senior Vice President, Human Resources and Administration since February 2002; formerly, Senior Vice President, Business and Work Process Integration from 1999; Vice President, Work Process Improvement from

1998; Vice President and General Manager of the Company’s Irvine, Houston, Calgary, Greenville, Chicago and Philadelphia offices from 1997; joined the Company in 1970.

Kirk D. Grimes, age 44

Group Executive, Energy & Chemicals since 1999; formerly President, Telecommunications SBU from 1998; Vice President, Operations, for Telecommunications from 1999; Executive Director, Fluor Daniel Telecom, from 1997; joined the Company in 1980.

John L. Hopkins, age 48

Group Executive, Sales, Marketing & Strategic Planning since February 2002; formerly Group Executive, Fluor Global Services from September 2001; President and Chief Executive Officer, TradeMC, a developer and promoter of supplier networks for the procurement of capital goods from March 2000; Group President, Sales & Marketing from 1988; President, Chemicals & Life Sciences from 1991; joined the Company in 1988.

Robert A. McNamara, age 48

Group Executive, Industrial and Infrastructure since February 2002; formerly, Group Executive, Industrial since 2001; President, Manufacturing and Life Sciences SBU from 1998; President, ADP Marshall, Inc., a construction subsidiary of the Company from 1996; joined the Company in 1996.

Ronald W. Oakley, age 51

Group Executive, Strategic Operations since February 2002; formerly Group Executive, Infrastructure from 2001; President of Infrastructure for Fluor Daniel from 1995; joined the Company in 1979.

Ronald G. Peterson, age 57

Group Executive, Government Services since February 2002; formerly, Group Executive, Fluor Federal Services and AMECO from October 2001; Group Executive, Plant, Property and Equipment Services from January 2001; Chief Operating Officer, Fluor Global Services and President, Operations and Maintenance from 1999; Group President, Telecommunications/Government/Environmental from 1997; joined the Company in 1995.

James O. Rollans, age 59

Group Executive, Investor Relations and Corporate Communications since February 2002; Board Member since 1997; formerly, Group Executive, Fluor Signature Services from March 1999 to February 2002; Formerly Member of the Office of the Chairman from January 1998 through June 1998; Chief Financial Officer from 1992 to 1999; joined the Company in 1964.

D. Michael Steuert, age 53

Senior Vice President and Chief Financial Officer since May 2001; formerly Senior Vice President and Chief Financial Officer, Litton Industries Inc, a major defense contractor and Senior Vice President and Chief Financial Officer, GenCorp Inc., a technology-based manufacturing company; joined the Company in May 2001.

Mark A. Stevens, age 49

Group Executive, Global Services since February 2002; formerly Senior Executive, Sales, Marketing & Strategic Planning from 2001; President, Energy & Chemicals from 1997; President, Central American Operations from 1995; joined the Company in 1975.

(1)	Except where otherwise indicated, all references are to positions held with Fluor Corporation or one of its subsidiaries.

PART II

Information for Items 5, 6, 7 and 7A is contained in Fluor’s 2001 Annual Report to shareholders, which information is incorporated herein by reference:

Item No.	Title	Annual Report to Shareholders Section
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	Shareholders’ Reference
Item 6.	Selected Financial Data	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Management’s Discussion and Analysis
Item 7A.	Quantitative and Qualitative Discussions about Market Risk	Management’s Discussion and Analysis

Item 8.    Financial Statements and Supplementary Data

Information for Item 8 is included in Fluor’s Consolidated Balance Sheet as of December 31, 2001 and 2000 and Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders’ Equity and Notes to Consolidated Financial Statements for the years ended December 31, 2001, October 31, 2000 and 1999 and the two months ended December 31, 2000 and 1999 and Fluor’s unaudited Quarterly Financial Data for the year ended December 31, 2001 and the year ended October 31, 2000 appearing in Fluor’s 2001 Annual Report to shareholders, all of which are incorporated herein by reference. The report of independent auditors on Fluor’s consolidated financial statements is in the Management’s and Independent Auditors’ Reports section of Fluor’s 2001 Annual Report to shareholders and is also incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information concerning Fluor’s executive officers is included under the caption “Executive Officers of the Registrant” in Part I, following Item 4. Other information required by this item is included in the Biographical section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of Fluor’s fiscal year ended December 31, 2001.

Item 11.    Executive Compensation

Fluor maintains certain employee benefit plans and programs in which its executive officers and directors are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits 10.3 through 10.20 inclusive to this report. Certain of these plans and programs provide for payment of benefits or for acceleration of vesting of benefits upon the occurrence of a change of control of Fluor as that term is defined in such plans and programs. The amounts payable thereunder would represent an increased cost to be paid by Fluor (and indirectly by its shareholders) in the event of a change in control of Fluor. This increased cost would be a factor to be taken into account by a prospective purchaser of the Company in determining whether, and at what price, it would seek control of the Company and whether it would seek the removal of then existing management.

If a change of control were to have occurred on December 31, 2001, based on plans and programs then in effect, the additional amounts payable by Fluor, either in cash or in stock, if each of the six most highly compensated executive officers and all executive officers as a group were thereupon involuntarily terminated without cause would be as follows:

Individual or Group	Stock or Stock-Based Plans (1)	Supplemental Benefit Plan (2)
Philip J. Carroll, Jr. (3)	$24,179,336	$2,000,713
Alan L. Boeckmann	8,718,990	341,237
James C. Stein (4)	3,796,746	691,971
James O. Rollans	3,672,283	795,766
Lawrence N. Fisher	1,213,347	225,643
D. Michael Steuert	422,000	0
All Executive Officers (13) including the above	$51,183,262	$4,831,358

Change of control agreements for the Company have not been used since 1994. The figures above are based upon the amounts that would be paid each individual under our Officer Severance Plan.

(1)
Value at December 31, 2001 of previously awarded restricted stock, restricted units, non-qualified stock options, shadow stock and other long-term incentive programs which would vest upon change of control.

(2)	Lump sum entitlement of previously awarded benefits which would vest upon change of control. Lump sum benefit based on age 55 was used.
(3)	Mr. Carroll retired as Chairman and Chief Executive of the Company on February 6, 2002.
(4)	Mr. Stein retired as Vice Chairman of the Company on January 2, 2002.

Further disclosure required by this item is included in the Organization and Compensation Committee Report on Executive Compensation and Executive Compensation and Other Information sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor’s fiscal year ended December 31, 2001.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information required by this item is included in the Stock Ownership section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference, and will be filed not later than 120 days after the close of Fluor’s fiscal year ended December 31, 2001.

Item 13.    Certain Relationships and Related Transactions

Information required by this item is included in the Other Matters section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference, and will be filed not later than 120 days after the close of Fluor’s fiscal year ended December 31, 2001.

PART IV

Item 14.    Exhibit, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report:

1.	Financial Statements: The following financial statements are contained in the Company’s 2001 Annual Report to shareholders:

Consolidated Statement of Earnings for the years ended December 31, 2001, October 31, 2000, October 31, 1999 and the transition period for the two months ended December 31, 2000 and 1999

Consolidated Balance Sheet as of December 31, 2001 and 2000

Consolidated Statement of Cash Flows for the years ended December 31, 2001, October 31, 2000, October 31, 1999 and the transition period for the two months ended December 31, 2000 and 1999

Consolidated Statement of Shareholders’ Equity for the year ended December 31, 2001, two months ended December 31, 2000 and the years ended October 31, 2000 and October 31, 1999

Notes to Consolidated Financial Statements

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

3.    Exhibits:

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant(1)

3.2	Amended and Restated Bylaws of the registrant*

10.1	Distribution Agreement between the registrant, Fluor Corporation, and Fluor Corporation(2)

10.2	Tax Sharing Agreement between the Fluor Corporation and A.T. Massey Coal Company, Inc.(3)

10.3	Employment Agreement, dated as of July 1, 1998, between Fluor Corporation and Philip J. Carroll and Philip J. Carroll(1)

10.4	Special Retention Program, dated September 24, 1999, between Fluor Corporation and James O. Rollans(1)

10.5	Special Retention Program, dated September 24, 1999, between Fluor Corporation and James C. Stein(1)

10.6	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann(1)

10.7	Fluor Corporation 2000 Executive Performance Incentive Plan(4)

10.8	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors(5)

10.9	Fluor Corporation Executive Incentive Compensation Program*

10.10	Fluor Executive Deferred Compensation Plan*

10.11	Fluor Executive’s Supplemental Medical Plan(1)

10.12	Directors’ Life Insurance Summary(1)

10.13	Fluor Executives’ Supplemental Benefit Plan(1)

10.14	Fluor Special Executive Incentive Plan(1)

10.15	Fluor Corporation Retirement Plan for Outside Directors(1)

10.16	Executive Severance Plan(1)

10.17	1982 Fluor Shadow Stock Plan(1)

10.18	1997 Fluor Stock Appreciation Rights Plan(1)

10.19	2001 Key Employee Performance Incentive Plan*

10.20	2001 Fluor Stock Appreciation Rights Plan*

13
Certain portions of 2001 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of this report, Fluor’s 2001 Annual Report to shareholders is not deemed to be filed as a part of this report)*

21	Subsidiaries of the registrant*

23	Consent of Independent Auditors*

24	Manually signed Powers of Attorney executed by certain Fluor directors*

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.
(2)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.
(3)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.
*	New exhibit filed with this report.

(b)  Reports on Form 8-K filed during fiscal 2001:

On September 25, 2001, we filed a current report on form 8-K to revise our risk factors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION

By:
D. M. Steuert, Senior Vice President and Chief Financial Officer
March 21, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:

A. L Boeckmann	Chief Executive Officer	March 21, 2002

Principal Financial Officer:

D. M. Steuert	Senior Vice President and Chief Financial Officer	March 21, 2002

Principal Accounting Officer:

V. L. Prechtl	Vice President and Controller	March 21, 2002

Other Directors:

* C. A. Campbell, Jr.	Director	March 21, 2002

* P. J. Fluor	Director	March 21, 2002

* D. P. Gardner	Director	March 21, 2002

* T. L. Gossage	Director	March 21, 2002

* J. T. Hackett	Director	March 21, 2002

* B. R. Inman	Director	March 21, 2002

* V. S. Martinez	Director	March 21, 2002

* D. R. O’Hare	Director	March 21, 2002

Signature	Title	Date

* Lord Renwick, K.C.M.G.	Director	March 21, 2002

* M. R. Seger	Director	March 21, 2002

* J. O. Rollans	Director	March 21, 2002

By:		March 21, 2002
L. N. Fisher Attorney-in-fact

Manually signed Powers of Attorney authorizing L. N. Fisher, E. P. Helm, D. E. Miller and each of them, to sign the annual report on Form 10-K for the fiscal year ended December 31, 2001 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant are included herein as Exhibit 24.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant *

10.1	Distribution Agreement between the registrant, Fluor Corporation, and Fluor Corporation(2)

10.2	Tax Sharing Agreement between the Fluor Corporation and A.T. Massey Coal Company, Inc.(3)

10.3	Employment Agreement, dated as of July 1, 1998, between Fluor Corporation and Philip J. Carroll(1)

10.4	Special Retention Program, dated September 24, 1999, between Fluor Corporation and James O. Rollans(1)

10.5	Special Retention Program, dated September 24, 1999, between Fluor Corporation and James C. Stein(1)

10.6	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann(1)

10.7	Fluor Corporation 2000 Executive Performance Incentive Plan(4)

10.8	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors(5)

10.9	Fluor Corporation Executive Incentive Compensation Program*

10.10	Fluor Executive Deferred Compensation Plan*

10.11	Fluor Executive’s Supplemental Medical Plan(1)

10.12	Directors’ Life Insurance Summary(1)

10.13	Fluor Executives’ Supplemental Benefit Plan(1)

10.14	Fluor Special Executive Incentive Plan(1)

10.15	Fluor Corporation Retirement Plan for Outside Directors(1)

10.16	Executive Severance Plan(1)

10.17	1982 Fluor Shadow Stock Plan(1)

10.18	1997 Fluor Stock Appreciation Rights Plan(1)

10.19	2001 Key Employee Performance Incentive Plan*

10.20	2001 Fluor Stock Appreciation Rights Plan*

13
Certain portions of 2001 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of this report, Fluor’s 2001 Annual Report to shareholders is not deemed to be filed as a part of this report)*

21	Subsidiaries of the registrant*

23	Consent of Independent Auditors*

24	Manually signed Powers of Attorney executed by certain Fluor directors*

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.
(2)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.
(3)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.
*	New exhibit filed with this report

(b)  Reports on Form 8-K filed during fiscal 2000: On September 25, 2001, we filed a current report on form 8-K to revise our risk factors.

SELECTED FINANCIAL DATA

	Year Ended December 31,	Year Ended October 31,				Two Months Ended December 31,
	2001	2000	1999	1998	1997	2000	1999
	(in millions, except per share amounts)
CONSOLIDATED OPERATING RESULTS
Revenues	$8,972.2	$9,422.9	$10,752.3	$11,857.8	$12,889.0	$1,782.0	$1,627.5
Earnings (loss) from continuing operations before taxes	185.3	164.3	88.7	193.8	99.0	(7.2)	22.3
Earnings (loss) from continuing operations	127.8	116.3	38.2	117.9	37.7	(4.1)	15.4
Earnings (loss) from discontinued operations	(108.4)	7.7	66.0	117.4	108.5	0.1	12.4
Net earnings (loss)	19.4	124.0	104.2	235.3	146.2	(4.0)	27.8
Basic earnings (loss) per share
Continuing operations	1.64	1.55	0.51	1.50	0.45	(0.05)	0.21
Discontinued operations	(1.39)	0.10	0.87	1.49	1.31	—	0.16

Net earnings (loss)	0.25	1.65	1.38	2.99	1.76	(0.05)	0.37
Diluted earnings (loss) per share
Continuing operations	1.61	1.52	0.50	1.49	0.45	(0.05)	0.20
Discontinued operations	(1.36)	0.10	0.87	1.48	1.30	—	0.16

Net earnings (loss)	$0.25	$1.62	$1.37	$2.97	$1.75	$(0.05)	$0.36
Return on average shareholders’ equity	2.6%	7.7%	6.8%	14.5%	8.7%	(3.8)%	5.2%
Cash dividends per common share	$0.64	$1.00	$0.80	$0.80	$0.76	$—	$—
CONSOLIDATED FINANCIAL POSITION
Current assets	$1,851.3	$1,318.3	$1,391.1	$1,841.2	$1,822.4	$1,230.7	$1,249.8
Current liabilities	1,811.4	1,570.3	1,834.2	2,156.8	1,667.8	1,604.1	1,925.7

Working capital	39.9	(252.0)	(443.1)	(315.6)	154.6	(373.4)	(675.9)
Property, plant and equipment, net	508.1	570.8	514.7	513.0	544.3	573.0	528.8
Total assets	3,091.2	4,958.4	4,886.1	5,019.2	4,865.3	2,700.6	4,998.9
Capitalization
Short-term debt*	38.4	88.7	20.7	200.2	26.9	227.6	92.8
Long-term debt	17.6	17.6	17.5	—	—	17.6	17.6
Shareholders’ equity	789.3	1,609.2	1,581.4	1,525.6	1,741.1	633.1	1,614.0

Total capitalization	$845.3	$1,715.5	$1,619.7	$1,725.8	$1,768.0	$878.3	$1,724.4
Total debt as a percent of total capitalization	6.6%	6.2%	2.4%	11.6%	1.5%	27.9%	6.4%
Shareholders’ equity per common share	$9.85	$21.25	$20.80	$20.19	$20.79	$8.49	$21.11
Common shares outstanding at period end	80.1	75.7	76.0	75.6	83.7	74.6	76.2
OTHER DATA
New awards	$10,766.6	$9,644.2	$6,789.4	$9,991.9	$12,122.1	$1,037.1	$1,015.5
Backlog at period end	11,505.5	10,012.2	9,142.0	12,645.3	14,370.0	9,766.7	8,747.5
Capital expenditures—continuing operations	148.4	156.2	140.6	176.1	286.7	29.8	14.4
Cash provided by (used in) operating activities	$677.7	$193.2	$578.3	$702.5	$328.6	$(66.6)	$(0.9)

*Includes	commercial paper, loan notes, miscellaneous trade notes payable and the current portion of long-term debt.

As discussed in the first footnote to the accompanying financial statements, on November 30, 2000 the shareholders approved a spin-off that separated the company into two publicly traded companies—a “new” Fluor and Massey Energy Company. In September 2001, the company adopted a plan to dispose of certain non-core construction equipment and temporary staffing businesses. The assets and liabilities (including debt) and results of operations of Massey and the non-core businesses for all periods presented have been reclassified and are presented as discontinued operations. In addition, the company changed to a calendar-year basis of reporting financial results and has presented the above comparative operating results for the two months ended and financial position and other data as of December 31, 2000 and 1999 as a special transition period.

See Management’s Discussion and Analysis on pages 23 to 30 and Notes to Consolidated Financial Statements on pages 35 to 48 for information relating to significant items affecting the results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes. For purposes of reviewing this document, “operating profit” is calculated as revenues less cost of revenues excluding: special provision; corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; other non-operating income and expense items; and earnings or loss on disposal of discontinued operations.

The company changed to a calendar-year basis of reporting financial results effective January 1, 2001. For comparative purposes, the reported audited consolidated results of operations and cash flows for the 2000 and 1999 annual periods are for the twelve months ended October 31. As a requirement of the change in fiscal year, the company is reporting consolidated results of operations and cash flows for a special transition period for the two months ended December 31, 2000 (audited) compared with the two-months ended December 31, 1999 (unaudited). The comparative audited consolidated balance sheets are as of December 31, 2001 and 2000.

On November 30, 2000, a spin-off distribution to shareholders was effected which separated Fluor Corporation (Fluor) into two publicly traded companies—a “new” Fluor (“new Fluor” or the “company”) and Massey Energy Company (“Massey”). The spin-off was accomplished through the distribution of 100% of the common stock of new Fluor to shareholders of existing Fluor. As a result, each existing Fluor shareholder received one share of new Fluor common stock for each share of existing Fluor common stock. Retained existing Fluor shares changed to Massey Energy Company shares. The company received a ruling from the Internal Revenue Service that the spin-off would be tax-free to its shareholders. Commencing December 1, 2000 the financial statements of the company no longer include Massey. Because of the relative significance of the company’s operations to Fluor, the company was treated as the “accounting successor” for financial reporting purposes. Accordingly, Massey’s results of operations for all periods presented have been reclassified and are presented as discontinued operations. See further discussion of Massey’s results of operations below under Discontinued Operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Under SFAS 144, a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the on-going operations of the company and, (ii) the company will not have any significant continuing involvement in such operations. In the quarter ended September 30, 2001, the company adopted the provisions of SFAS 144 effective January 1, 2001.

In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and temporary staffing businesses. An active program to consummate such disposal has been initiated and is expected to be completed by the end of 2002. Management’s plans call for these operations to be disposed of by sale of the operating unit or of the related assets.

The operating results for discontinued operations are discussed later in this Management’s Discussion and Analysis.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.141, “Business Combinations” and No.142, “Goodwill and Other Intangible Assets”. These statements will be effective for the company’s calendar year 2002. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests. Application of the non-amortization provisions is expected to result in an increase in earnings from continuing operations of approximately $3.4 million ($0.04 per diluted share) per year. During 2002, the company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets associated with continuing operations and has not yet determined what the effect such tests will have on its results of operations or financial position. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The company does not expect the adoption of the statement to have a material impact on the earnings or financial position of the company.

Effective November 1, 2000, the company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) as amended, which requires that all derivative instruments be reported on the balance sheet at fair value. The adoption of SFAS 133 did not have a material effect on the company’s financial statements.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The company’s significant accounting policies are described in footnotes accompanying the consolidated financial statements. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates its estimates that are deemed critical to the determination of operating results including project costs (including claims and other contingencies), revenues and the progress of projects toward completion, the operations of engineering and construction partnerships and joint ventures, foreign currency transactions for contract costs and the operations of non-U.S. subsidiaries, and deferred taxes. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

Engineering And Construction Contracts:    Engineering and construction contract revenues are recognized on the percentage-of-completion method based on contract costs incurred to date compared with total estimated contract costs. This method of revenue recognition requires the company to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials and labor, liability claims, contract disputes, or achievement of contractual performance standards. Changes in total estimated contract costs and losses, if any, are recognized in the period they are determined.

The majority of the company’s engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. In the highly competitive markets served by the company, there is an increasing trend for cost-reimbursable contracts with incentive-fee arrangements. As of December 31, 2001, approximately 45 percent of the company’s backlog is for guaranteed maximum, fixed or unit price contracts. In certain instances, the company has provided guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues realized from the project. The company continues to focus on improving operating margins by enhancing selectivity in the projects it pursues, lowering overhead and improving project execution.

Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made certain claims against clients for costs incurred in excess of the current contract provisions. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated.

Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. Although backlog reflects business that is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and costs, both upward and downward.

Engineering And Construction Partnerships And Joint Ventures:    Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company accounts for its interests in the operations of these ventures on a proportional consolidation basis. This method of accounting results in the consolidation of the company’s proportional share of venture revenues, costs and operating profits. The most significant application of the proportional consolidation method is in the Power segment. This segment includes Duke/Fluor Daniel and ICA Fluor.

The company’s accounting for project specific joint venture or consortium arrangements is closely integrated with the accounting for the underlying engineering and construction project for which the joint venture was established. The company engages in project specific joint venture or consortium arrangements in the ordinary course of business to share risks and/or to secure specialty skills required for project execution. Frequently, these arrangements are characterized by a 50 percent or less ownership or participation interest that requires only a small initial investment. Execution of a project is generally the single business purpose of these joint venture arrangements. Because the company is usually the primary contractor responsible for execution, the project is accounted for as part of normal operations and included in consolidated revenues using appropriate contract accounting principles.

Foreign Currency:    The company generally limits its exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. Under certain limited circumstances, such foreign currency payment provisions could be deemed embedded derivatives. At the November 1, 2000 implementation date and as of December 31, 2001 and 2000, the company had no significant foreign currency arrangements that constitute embedded derivatives in any of its contracts. Managing foreign currency risk on projects requires estimates of future cash flows and judgments about the timing and distribution of expenditures of foreign currencies.

The company uses forward exchange contracts to hedge foreign currency transactions where contract provisions do not contain foreign currency provisions or the transaction is for a non-contract-related expenditure. The objective of this activity is to hedge the foreign exchange currency risk due to changes in exchange rates for currencies in which anticipated future cash payments will be made. The company does not engage in currency speculation.

Deferred Taxes:    Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company’s financial statements or tax returns. At December 31, 2001 the company had deferred tax assets of $404 million partially offset by a valuation allowance of $53 million and further reduced by deferred tax liabilities of $74 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for certain project performance reserves and the net operating loss carryforwards of certain U.S. and non-U.S. subsidiaries. The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets.

RESULTS OF OPERATIONS

At the end of 2001, the company implemented an internal realignment of its operations. As a result, the company is now organized into five business segments: Energy and Chemicals, Industrial and Infrastructure,

Power, Global Services and Government Services. The Energy and Chemicals segment provides engineering and construction professional services for the upstream oil and gas production, refining, petrochemical, and specialty and fine chemicals. The Industrial and Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, telecommunication and transportation projects and other facilities. The Power segment provides professional services to engineer and construct power generation facilities. Services provided by the Power segment are conducted through two joint ventures; Duke/Fluor Daniel, a 50 percent owned partnership with Duke Energy and ICA/Fluor, a 49 percent owned joint venture with Grupo ICA, a Mexican company. The Global Services segment includes operations and maintenance, equipment and temporary staffing services and the company’s global sourcing and procurement services business. The Government Services segment provides project management services to the United States government.

The results of segment operations as reported herein have been conformed to the organizational alignment discussed above and is presented below on the new basis for all periods.

Energy & Chemicals:    Energy and Chemicals had revenues of $2.5 billion for the year ended December 31, 2001 representing a decrease of 22 percent over revenue for the year ended October 31, 2000. Revenue for the 2000 period declined 20 percent over the revenue for the year ended October 31, 1999. These revenue declines reflect the impact of the deferral of capital spending in the chemical and petrochemical industry and the effects of project selectivity. Operating profit margin in the Energy and Chemical segment showed significant improvement in 2001 compared with 2000 and 1999. This improvement to 4.3 percent compared with 2.6 percent in 2000 and 3.0 percent in 1999 is a result of the selectivity of projects undertaken and improved project execution.

New awards in the Energy and Chemicals segment were $2.6 billion in 2001, an improvement of 15 percent over 2000. New awards in 2000 were essentially flat compared with 1999. The 2001 improvement is attributable to increased awards for upstream oil and gas and clean-fuels projects for major oil companies. The large size and uncertain timing of complex, international projects can create variability in the segment’s award pattern, consequently, future award trends are difficult to predict with certainty.

Backlog for the Energy and Chemicals segment improved to $3.8 billion at December 31, 2001 compared with $3.0 billion and $3.2 billion as of October 31, 2000 and 1999, respectively. The 2001 improvement in backlog reflects the increase in 2001 new awards and lower level of work performed during 2001 due to several projects that are in the early stages of project execution where activity is focused on engineering and project planning.

Industrial And Infrastructure:    The Industrial and Infrastructure segment had revenues of $2.1 billion for the year ended December 31, 2001 representing a decrease of 27 percent from the year ended October 31, 2000. Revenue for the 2000 period declined 24 percent compared with revenue for the year ended October 31, 1999. These declines in revenue reflect the impact of a slowdown in the world economy and the effects of project selectivity. Although operating profit declined 16 percent in 2001, the operating profit margin in the Industrial and Infrastructure segment showed an improvement in 2001 compared with 2000 and 1999. This improvement to 4.6 percent compared with 4.0 percent in 2000 and essentially break-even in 1999 is a result of the selectivity of projects undertaken and improved project execution. Contributing to the poor results in 1999 was a loss on a gold mine project in South America and an $84 million provision for process design problems that arose on the Murrin Murrin Nickel Cobalt project located in Western Australia. The company anticipates recovering a substantial portion of this amount and, accordingly, has recorded $64 million in expected insurance recoveries.

New awards in the Industrial and Infrastructure segment were $2.6 billion in 2001, a decline of 21 percent over 2000. New awards in 2000 improved 59 percent over 1999. The 2001 decline is primarily attributable to decreased awards for telecommunications and mining projects reflecting over capacity and poor commodity pricing in these industries, respectively, and an overall focus on project selectivity. Backlog for the Industrial and

Infrastructure segment declined to $3.0 billion at December 31, 2001 compared with $3.3 billion and $3.2 billion as of October 31, 2000 and 1999, respectively. The 2001 decline reflects the decrease in 2001 new awards, the lower level of work performed during 2001 and the cancellation of a telecommunications project that resulted in the removal of $400 million from backlog.

Power:    The Power segment had revenues of $2.5 billion for the year ended December 31, 2001 which amounts to an increase of 87 percent over revenue for the year ended October 31, 2000. Revenue for the 2000 period increased 42 percent over revenue for the year ended October 31, 1999. These increases in revenue reflect the impact of a significant increase in demand for power generation. Operating profit margin in the Power segment showed a significant improvement in 2001 compared with 2000. The results for 2000 were significantly impacted by the provision totaling $60 million on a Duke/Fluor Daniel project located in Dearborn, Michigan. The provision represents the company’s equal share of the cost overruns on the project that were incurred due to a number of adverse factors, including labor productivity and substantial owner delays and scope of work changes. Operating profit margin was 3.0 percent in 2001 compared with break-even in 2000 primarily due to the Dearborn provision. The operating profit margin in 1999 was 4.4 percent. Projects in the Power segment are primarily bid and awarded on a fixed price basis. This method of contracting exposes the segment to the risk of unrecovered cost overruns due to factors such as material cost and labor productivity variances or schedule delays as experienced on the Dearborn project discussed above.

New awards in the Power segment were $3.6 billion in 2001 representing an increase of 115 percent over 2000. New awards in 2000 improved 45 percent over 1999. The 2001 increase is due to the significant increase in worldwide demand for power generation. It is estimated that Duke/Fluor Daniel was awarded approximately 40 percent of the dollar value of all new power generation projects awarded in the United States in 2001. Backlog for the Power segment increased to $2.3 billion at December 31, 2001 compared with $1.4 billion and $1.0 billion as of October 31, 2000 and 1999, respectively. These increases reflect the substantially higher level of new awards in each of the last two years.

Global Services:    The Global Services segment had revenues of $1.0 billion for the year ended December 31, 2001, representing a decrease of 15 percent over revenue for the year ended October 31, 2000. Revenue for the 2000 period was higher by 11 percent compared with revenue for the year ended October 31, 1999. The revenue decline in 2001 primarily reflects the impact of depressed conditions and resulting lower operations and maintenance activity in the manufacturing sector. Operating profit margin in the Global Services segment showed a decline to 4.9 percent from 5.3 percent in 2000 and 9.3 percent in 1999. The decline in 2000 compared with 1999 is primarily attributable to the inclusion of the start-up expenses associated with the e-commerce procurement services business.

New awards in the Global Services segment for operations and maintenance projects were $1.2 billion in 2001, a decline of 27 percent over 2000. The decline in 2001 is primarily attributable to the depressed economic conditions in the manufacturing sector as mentioned above. Backlog for the Global Services segment improved to $1.9 billion at December 31, 2001 compared with $1.6 billion and $1.1 billion as of October 31, 2000 and 1999, respectively. Because of the nature of the services provided by certain operations in the Global Services segment, primarily related to equipment, temporary staffing and procurement services, a significant portion of this segment’s activities are not includable in backlog.

Government Services:    The Government Services segment had revenues of $0.8 billion for the year ended December 31, 2001, representing an increase of 13 percent over revenue for the year ended October 31, 2000. Revenue for the 2000 period was lower by 5 percent compared with revenue for the year ended October 31, 1999. The revenue increase in 2001 reflects higher activity levels on projects being executed for the Department of Energy (DOE). The Government Services segment is providing environmental restoration, engineering, construction, site operations and maintenance services at two major DOE sites; the Fernald Environmental Management Project in Ohio and the Hanford Environmental Management Project in Washington. Operating profit margin for Government Services improved to 2.7 percent from 2.2 percent in 2000 and 2.0 percent in 1999.

This improvement is primarily attributable to improved project execution and realization of performance incentives on the DOE contracts.

These projects are being performed under multi-year contracts that provide for annual funding so new awards for the Government Services segment reflect the annual award of work to be performed over the ensuing 12 months. Backlog for Government Services has remained fairly stable primarily reflecting the work to be performed on the Fernald and Hanford projects.

Corporate:    Corporate administrative and general expenses totaled $167.0 million for the year ended December 31, 2001. This compares with $98.9 million for the year ended October 31, 2000 and $73.1 million for the year ended October 31, 1999. The increase in expense in 2001 is primarily due to stock price driven compensation expense of $23.4 million and $14.9 million for early retirement expenses for the company’s Chairman and Chief Executive Officer and its Vice Chairman. In addition, costs for Knowledge@Work, the company’s Enterprise Resource Management System, were $14.6 million higher in 2001 due to the implementation and deployment of the SAP system component of the overall Knowledge@Work project. The increase in corporate general and administrative expense in 2000 compared with 1999 is primarily due to the increase in Knowledge@Work costs.

The previously discussed 2001 realignment of the company’s segment operations eliminated the Business Services and Other segment, which included the company’s shared services operations. These operations are now grouped in corporate administrative and general expense. Prior periods have been reclassified to conform to the 2001 basis of reporting.

Net interest expense was $0.9 million in the year ended December 31, 2001 compared with $14.7 and $2.2 million in the year ended October 31, 2000 and 1999, respectively. The reduction in net interest expense in the 2001 period is primarily due to a reduction in short-term borrowings resulting from the significant cash advances received from clients on projects at Duke/Fluor Daniel. Excess cash from the partnership is proportionally distributed to the partners and is thereby available for general corporate purposes until needed to fund project operations. (See discussion in the Financial Position and Liquidity section of this Management’s Discussion and Analysis).

The effective tax rates of the company’s continuing operations, exclusive of the special provision were 31.1 percent, 32.8 percent and 32.6 percent, for the years 2001, 2000 and 1999 respectively. The 2001 tax rate reflects the tax benefits from certain tax settlements and the utilization of foreign net operating loss carryforwards. These favorable tax rate variances were partially offset by a decrease in tax benefits attributable to the foreign sales corporation as a result of the continuing migration of engineering activity overseas.

During fiscal 2000, the company recorded a nonrecurring charge of $19.3 million relating to the write-off of certain assets and the loss on the sale of a European-based consulting business.

Strategic Reorganization Costs:    In March 1999, the company reorganized its engineering and construction operations and recorded a special provision of $136.5 million to cover direct and other reorganization related costs primarily for personnel, facilities and asset impairment adjustments. In October 1999, $19.3 million of the special provision was reversed into earnings as a result of lower than anticipated severance costs for personnel reductions in certain overseas offices. Overall, the plan was successfully implemented and carried out resulting in the elimination of 5,000 jobs and the exit of certain non-strategic locations and businesses. During 2000, $17.9 million of the special provision was reversed into earnings due to a change in the plan resulting in the decision to retain ownership and remain in the company’s current office location in Camberley, U.K. As of December 31, 2001, the remaining unexpended reserve is $3.3 million and primarily relates to non-U.S. personnel costs that will be paid over an extended number of years.

Discontinued Operations:    In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and temporary staffing businesses. An active program has been initiated to consummate such disposal and is expected to be completed by the end of 2002.

The operating results of the non-core business have been reclassified and are reported as discontinued operations. In addition to the non-core operations, Massey is also reported as discontinued operations for periods prior to the spin-off.

In December 2001, the company sold Stith Equipment, one of the AMECO dealership entities, for cash equal to its carrying value as adjusted at the time the non-core operations were declared for sale.

Revenue and the results of operations, including loss on disposal, for all discontinued operations is as follows:

	Year Ended
	December 31, 2001	October 31, 2000	October 31, 1999
	(in thousands)
Revenue
Dealership operations	$279,099	$321,979	$338,734
Other equipment operations	10,153	23,571	22,036
Temporary staffing operations	138,102	201,725	221,300
Massey	—	1,085,833	1,083,030

Total Revenue	$427,354	$1,633,108	$1,665,100

Earnings (Loss) from Discontinued Operations:
Dealership operations	$13,569	$(19,087)	$11,241
Other equipment operations	(1,787)	(3,165)	(3,086)
Temporary staffing operations	(9,898)	186	(20,248)
Massey	—	96,115	139,378

Operating profit	1,884	74,049	127,285
Interest expense, net	—	27,857	30,306

Earnings from operations before tax	1,884	46,192	96,979
Provision for taxes	1,632	14,301	30,967

Earnings from discontinued operations	$252	$31,891	$66,012

Loss on disposal before tax	$(139,423)	$(24,215)	$—
Tax benefit	(30,815)	—	—

Loss on disposal	$(108,608)	$(24,215)	$—

Revenues and results of operations for the equipment and staffing operations have declined each year since 1999 as a result of worsening economic conditions in the markets served by these businesses. The loss in the dealership operations in 2000 was primarily the result of a $21 million provision to adjust accounts receivable and equipment inventory to fair value at one of the dealership locations that is experiencing intense competition in the market it serves.

The loss on disposal in 2001 includes $115.6 million for impairment provisions to adjust the carrying value of the assets held for sale of the various individual non-core businesses to fair value. Impairment provisions for the equipment operations included adjustments to the carrying value of equipment inventories, fixed assets and goodwill. Impairment provisions for the temporary staffing operations primarily included adjustments to the carrying value of goodwill.

The $24.2 million loss on disposal in 2000 relates to the cost associated with the spin-off of Massey. These charges include legal, audit and consulting fees, employment agreement settlement costs, debt placement fees and other expenses. The results of operations for Massey includes interest expense based on the actual interest for debt obligations (including the 6.95% Senior Notes and up to $230 million of commercial paper).

FINANCIAL POSITION AND LIQUIDITY

The increase in cash provided by operating activities in 2001 compared with 2000 is primarily due to cash provided by operating assets and liabilities. The largest contributor to cash from operating assets and liabilities in 2001 is the $374.8 million increase in advances from affiliate. These advances represent the company’s proportional share of excess cash from Duke/Fluor Daniel that was generated from client advance payments on contracts in progress. The joint venture partners manage all excess cash of Duke/Fluor Daniel through these proportional advances. Such advances contributed $51 million in 2000 and $113 million in 1999 to cash provided by operating activities. Client advances on Duke/Fluor Daniel projects is a normal condition in contracts in the power industry where most of the projects are negotiated on a fixed price basis. As these projects progress, the expenditures for labor and materials will be partially funded from these advance payments. Accordingly, the work-off of projects in progress and the expected moderation in new power industry awards in 2002 and beyond could reduce total advances available to the company by as much as $200 million to $300 million (the company’s proportional share) ratably over the next 12 months.

Excluding the impact of the advances from Duke/Fluor Daniel, operating assets and liabilities contributed $66 million in 2001 and used $340 million in 2000 and $23 million in 1999 of cash provided by operating activities. The changes in cash provided by operating activities is primarily due to the changes in net operating assets and liabilities associated with engineering and construction activities. The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects.

Cash utilized by investing activities in 2001 was substantially reduced from the levels in 2000 and 1999 primarily as a result of reduced capital expenditures. The spin-off of Massey and the decision to divest certain equipment operations substantially reduces the company’s capital investment requirements. Capital expenditures in 2001 includes expenditures for capital investments in construction equipment of $60 million for continuing operations and $51 million for discontinued operations. Capital expenditure levels were $339 million in 2000 and $364 million in 1999 for discontinued equipment and coal operations. Coal operations were discontinued as a result of the spin-off of Massey on November 30, 2000 so there were no capital expenditures for coal in 2001. On-going investment in the Knowledge@Work system, which is now largely completed, resulted in capital expenditures of $62 million in 2001. Capital expenditures for Knowledge@Work in 2000 was $67 million, compared with $29 million in 1999. Capital expenditures in future periods will include equipment purchases for the equipment operations of the Global Services segment, facility renewal and refurbishment, and computer infrastructure in support of the company’s substantial investment in automated systems.

Investing activities also includes a $63 million contribution to the company’s defined retirement cash balance plan. This contribution was made to partially offset lower than expected investment results due to depressed financial markets in 2001 and to maintain full funding of benefits accumulated under the plan. Proceeds from the sale of property, plant and equipment were lower in 2001 than in 2000 and 1999 as reduced turnover of construction equipment at the AMECO dealerships reflected slowing economic conditions over the last two years.

Cash flow from financing activities in 2001 includes significant cash generated from a sale-leaseback transaction and the exercise of stock options. The sale-leaseback of the company’s Sugar Land, Texas engineering center generated $127 million in proceeds. Stock option exercises generated $144.6 million in proceeds and resulted in the issuance of 5.6 million shares of company stock. The cash generated from the sale-leaseback, stock option exercises and advances of excess cash from Duke/Fluor Daniel discussed above all substantially contributed to the $550.8 million increase in cash in 2001 and enabled the company to eliminate all outstanding commercial paper borrowings.

Liquidity is currently being provided by substantial customer advances on contracts in progress including the company’s proportional share of excess cash that has been advanced to the company by Duke/Fluor Daniel.

The company’s outstanding debt consists of only $38.4 million in short-term borrowings and long-term debt of $17.6 million. The company has access to the commercial paper market from which it may borrow up to $350 million which is supported with lines of credit from banks.

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $930 million in short-term committed and uncommitted lines of credit to support letters of credit. In addition, the company has $121 million in uncommitted lines for general cash management purposes. Letters of credit are provided to clients in the ordinary course of the contracting business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. The company also posts surety bonds to guarantee its performance on contracts.

Commercial commitments outstanding as of December 31, 2001 are summarized below:

		Amount of Commitment Expiration Per Period
Commercial Commitment[1]	Total Amount Committed	Under 1 Year	1-3 years	4-5 years	Over 5 years
	$ in millions
Lines of Credit[2]:
Revolving Credit Facility	$38	$—	$38	$—	$—
Letters of Credit[3,4]	299	261	31	1	6
Guarantees	27	4	4	—	19
Surety Bonds	344	332	12	—	—

Total	$708	$597	$85	$1	$25

Notes:
1  All commercial commitments are unsecured.
2  Does not include $350 million of unused commercial paper back-up line of credit. There were no amounts outstanding under this line as of December 31, 2001.
3  Does not include $388.4 million of unused capacity under a $400 million letter of credit facility. This facility provides that default occurs if the company’s credit rating falls below investment grade. In that event, the company would be required to post collateral for all outstanding letters of credit.
4  Does not include other unused lines of $243 million for letters of credit and $121 million for general cash management purposes.

Contractual obligations at December 31, 2001 are summarized below:

		Payments Due By Period
Contractual Obligations	Total	Under 1 Year	1-3 years	4-5 years	Over 5 years
	$ in millions
Long-term Debt:
5.625% Municipal Bonds	$18	$—	$—	$—	$18
Operating Leases[1]	340	47	74	36	183

Total	$358	$47	$74	$36	$201

1  Operating lease commitments are primarily for engineering and project execution office facilities in Sugar Land, Texas, Aliso Viejo, California and Calgary, Canada. The lease agreements in Aliso Viejo and Calgary contain residual value guarantees totaling $110 million.

The company has a common stock buyback program, authorized by the Board of Directors, to purchase shares under certain market conditions. During 2001 the company purchased 39,000 shares of its common stock for a total consideration of $1.4 million and in the year ended October 31, 2000 repurchased 747,000 shares for a total of $23 million. These purchases do not include 1,850,000 shares of its common stock repurchased through the settlement of a forward purchase contract on November 30, 2000 in connection with the spinoff of Massey.

Cash dividends in 2001 amounted to $50.9 million ($0.64 per share) compared with $76 million ($1.00 per share) and $60.7 million ($0.80 per share) in the years ended October 31, 2000 and 1999, respectively. No dividends were paid in the transition period that resulted from the change in fiscal year. The dividends declared in 2001 were adjusted commensurate with the Massey spin-off. This dividend policy is consistent with the dividend policy of Fluor prior to the spin-off of Massey. The payment and level of future cash dividends will be subject to the discretion of the company’s board of directors.

The company has on hand and access to sufficient sources of funds to meet its anticipated operating needs. Cash on hand and short- and long-term lines of credit (see Commercial Commitment table above) give the company significant operating liquidity.

Although inflation and the cyclical nature of the industry affect the company, its engineering and construction operations are generally protected by the ability to fix costs at the time of bidding or to recover cost increases in most contracts. Although the company has taken actions to reduce its dependence on external economic conditions, management is unable to predict with certainty the amount and mix of future business.

FINANCIAL INSTRUMENTS

The company’s investment securities carry a floating money market rate of return. Debt instruments carry a fixed rate coupon on the $17.6 million in long-term debt and floating LIBOR rates on the $38 million in bank debt. The company does not currently use derivatives, such as swaps, to alter the interest characteristics of its investment securities or its debt instruments. The company’s exposure to interest rate risk on its long-term debt is not material.

The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At December 31, 2001 and October 31, 2000, the company had forward foreign exchange contracts of less than eighteen months duration, to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts at December 31, 2001 was $10 million and at October 31, 2000 was $71 million.

In 2001, the company issued a warrant for the purchase of 460,000 shares, at $36.06 per share, of the company’s common stock to a partner in the company’s e-commerce procurement venture. Any compensation realized by the holder through exercise of the warrant will offset royalties otherwise payable under a five-year cooperation and services agreement. At December 31, 2001, no amounts were accruable under the royalty agreement.

SUPPLEMENTAL DISCUSSION AND ANALYSIS OF TRANSITION
PERIOD RESULTS OF OPERATIONS

The company changed its fiscal year to December 31 from October 31 following the spin-off of Massey. As a requirement of the change in fiscal period, the following discussion and analysis covers the two-month transition period ended December 31, 2000 with the two months ended December 31, 1999.

In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and temporary staffing businesses. Results of operations for the discontinued businesses have been reclassified and are presented as discontinued operations.

Revenues for the two-month period ended December 31, 2000 increased 9 percent compared with the same period of 1999. Net loss from continuing operations for the two-month period ended December 31, 2000 was $4.1 million compared with net earnings of $15.5 million for the same period of 1999. Operating results for the two months ended December 31, 2000 were impacted by an unusual compensation charge totaling $24.0 million after tax. In connection with the reverse spin off of Massey Energy Company, all stock-based compensation plans were adjusted to preserve the value of such plans on the date of the distribution. The charge reflects the impact of the increase in the “new” Fluor stock price from the date of conversion to December 31, 2000.

DISCONTINUED OPERATIONS

The spin-off of Massey was consummated on November 30, 2000. Actual operating results of Massey for the month of November 2000 was a loss of $0.7 million, which was in line with the amount accrued as of October 31, 2000, the company’s former fiscal year-end. The results of discontinued operations for the equipment and temporary staffing businesses were essentially break-even in the 2000 period compared with net earnings of $3.2 million in the 1999 period. The decrease is primarily due to depressed economic conditions in the markets served by those operations.

FINANCIAL POSITION AND LIQUIDITY

Cash used by operating activities was $66.6 million during the two-month period ended December 31, 2000, compared with cash used by operating activities of $0.9 million during the same period in 1999. This change is primarily due to the lower level of earnings during the 2000 period, combined with reduced depreciation and amortization following the spin-off of Massey and the payment of costs associated with the transaction during the 2000 period.

Cash utilized by investing activities totaled $18.1 million during the two-month period ended December 31, 2000 compared with $102.1 million during the same period in 1999. The 1999 amount includes $94.8 million of capital expenditures for discontinued operations.

Cash provided by financing activities totaled $37.1 million during the two-month period ended December 31, 2000 compared with $109.0 million for the same period in 1999. During 2000, the company increased its short-term borrowings by $138.9 million, including increases in commercial paper of $132.3 million and notes payable to banks of $6.5 million. On November 30, 2000, prior to the spin-off of Massey, the company settled a forward purchase contract for 1,850,000 shares of common stock entered into in connection with its 1997/1998 share repurchase program for cash of $101.2 million.

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended			Two Months Ended
	December 31, 2001	October 31, 2000	October 31, 1999	December 31, 2000	December 31, 1999
	(in thousands, except per share amounts)				(unaudited)
TOTAL REVENUES	$8,972,161	$9,422,879	$10,752,285	$1,781,986	$1,627,498
TOTAL COST OF REVENUES	8,618,972	9,162,941	10,471,166	1,740,671	1,588,917
OTHER (INCOME) AND EXPENSES
Special provision	—	(17,919)	117,200	—	—
Corporate administrative and general expense	166,961	98,874	73,062	43,585	15,259
Interest expense	25,011	26,315	18,972	6,808	2,853
Interest income	(24,103)	(11,619)	(16,789)	(1,846)	(1,790)

Total cost and expenses	8,786,841	9,258,592	10,663,611	1,789,218	1,605,239

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	185,320	164,287	88,674	(7,232)	22,259
INCOME TAX EXPENSE (BENEFIT)	57,554	48,014	50,499	(3,155)	6,795

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	127,766	116,273	38,175	(4,077)	15,464
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	252	31,891	66,012	54	12,364
LOSS ON DISPOSAL, NET OF TAXES	(108,608)	(24,215)	—	—	—

NET EARNINGS (LOSS)	$19,410	$123,949	$104,187	$(4,023)	$27,828

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$1.64	$1.55	$0.52	$(0.05)	$0.21
Discontinued operations	(1.39)	0.10	0.86	—	0.16

Net earnings (loss)	$0.25	$1.65	$1.38	$(0.05)	$0.37

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$1.61	$1.52	$0.52	$(0.05)	$0.20
Discontinued operations	(1.36)	0.10	0.85	—	0.16

Net earnings (loss)	$0.25	$1.62	$1.37	$(0.05)	$0.36

SHARES USED TO CALCULATE EARNINGS (LOSS) PER SHARE
Basic	77,801	75,256	75,228	74,098	75,565
Diluted	79,157	76,365	75,929	74,098	76,163

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	December 31, 2001	December 31, 2000
	(in thousands, except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$572,654	$21,850
Accounts and notes receivable	565,525	606,145
Contract work in progress	393,380	364,338
Deferred taxes	210,104	116,753
Other current assets	109,664	121,620

Total current assets	1,851,327	1,230,706

ASSETS OF DISCONTINUED OPERATIONS	208,951	414,542
PROPERTY PLANT AND EQUIPMENT
Land	39,797	57,708
Buildings and improvements	158,469	305,556
Machinery and equipment	423,818	442,399
Construction in progress	179,394	117,606

	801,478	923,269
Less accumulated depreciation, depletion and amortization	293,374	350,236

Net property, plant and equipment	508,104	573,033

OTHER ASSETS
Goodwill, net of accumulated amortization of $24,907 and $21,368, respectively	22,277	24,792
Investments	92,018	96,166
Deferred taxes	66,714	82,452
Other	341,771	278,870

Total other assets	522,780	482,280

	$3,091,162	$2,700,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$382,528	$451,823
Short-term debt	38,442	227,585
Advances from affiliate	527,904	153,088
Advance billings on contracts	423,996	309,764
Accrued salaries, wages and benefits	263,012	283,786
Other accrued liabilities	175,536	178,064

Total current liabilities	1,811,418	1,604,110

LIABILITIES OF DISCONTINUED OPERATIONS	58,111	43,911
LONG-TERM DEBT DUE AFTER ONE YEAR	17,594	17,576
NONCURRENT LIABILITIES	414,773	401,887
CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY
Capital stock
Preferred—authorized 20,000,000 shares without par value, none issued
Common—authorized 150,000,000 shares ($0.01 par value); issued and outstanding—80,106,715 and 74,609,050 shares, respectively	801	746
Additional capital	352,960	167,869
Unamortized executive stock plan expense	(22,779)	(32,411)
Accumulated other comprehensive income (loss)	(49,805)	(42,719)
Retained earnings	508,089	539,592

Total shareholders’ equity	789,266	633,077

	$3,091,162	$2,700,561

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended			Two Months Ended
	December 31, 2001	October 31, 2000	October 31, 1999	December 31, 2000	December 31, 1999
	(in thousands)				(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$19,410	$123,949	$104,187	$(4,023)	$27,828
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization:
Continuing operations	71,911	84,033	100,051	14,105	12,541
Discontinued operations	45,268	227,655	218,153	8,593	36,586
Deferred taxes	(17,128)	(2,651)	29,268	(15,423)	2,515
Special provision, net of cash payments	(7,054)	(36,619)	85,410	—	—
Provisions for impairment of assets and pre-tax loss on discontinued operations	139,423	—	—	—	—
Provisions for impairment/abandonment of joint ventures and investments	—	42,793	—	—	—
Provision for spin-off transaction expenses, net of cash payments	—	21,762	—	(13,493)	—
Changes in operating assets and liabilities, excluding effects of business acquisitions/dispositions	440,363	(288,081)	90,828	(68,102)	(80,052)
Equity in (earnings) losses of investees	(14,910)	14,800	(44,651)	(6,062)	(3,619)
Other, net	445	5,592	(4,991)	17,781	3,279

Cash provided by (used in) operating activities	677,728	193,233	578,255	(66,624)	(922)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures:
Continuing operations	(148,426)	(156,174)	(140,640)	(29,807)	(14,373)
Discontinued operations	(52,489)	(339,392)	(363,694)	(6,557)	(94,753)
Retirement plan contribution	(63,000)	—	—	—	—
Investments, net	27,960	28,384	(4,688)	2,895	(5,765)
Proceeds from sale of property, plant and equipment	51,930	92,966	105,154	15,250	14,122
Proceeds from sale of dealership	25,696	—	—	—	—
Contributions to deferred compensation trusts	—	—	(8,160)	—	—
Net assets held for sale, including cash	—	—	36,300	—	—
Other, net	1,260	(12,681)	549	130	(1,299)

Cash utilized by investing activities	(157,069)	(386,897)	(375,179)	(18,089)	(102,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(50,913)	(75,983)	(60,692)	—	—
Increase (decrease) in short-term borrowings, net	(188,636)	150,116	(299,212)	138,852	107,508
Proceeds from sale/leaseback transaction	127,000	—	—	—	—
Proceeds from (payments on) long-term debt, net	—	—	16,951	—	—
Stock options exercised	144,577	5,829	10,760	39	1,645
Purchases of common stock	(1,404)	(23,003)	—	(101,233)	—
Other, net	(479)	(3,483)	(1,813)	(521)	(112)

Cash provided (utilized) by financing activities	30,145	53,476	(334,006)	37,137	109,041

Increase (decrease) in cash and cash equivalents	550,804	(140,188)	(130,930)	(47,576)	6,051
Cash and cash equivalents at beginning of period	21,850	209,614	340,544	69,426	209,614

Cash and cash equivalents at end of period	$572,654	$69,426	$209,614	$21,850	$215,665

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Capital	Unamortized Executive Stock Plan Expense	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in thousands, except per share amounts)
BALANCE AT OCTOBER 31, 1998	75,573	$47,233	$199,077	$(22,633)	$(29,911)	$1,331,843	$1,525,609
Comprehensive income
Net earnings	—	—	—	—	—	104,187	104,187
Foreign currency translation adjustment (net of deferred taxes of $4,910)	—	—	—	—	(7,841)	—	(7,841)

Comprehensive income							96,346
Cash dividends ($0.80 per share)	—	—	—	—	—	(60,692)	(60,692)
Exercise of stock options, net	304	190	10,570	—	—	—	10,760
Stock option tax benefit	—	—	1,989	—	—	—	1,989
Amortization of executive stock plan expense	—	—	—	7,517	—	—	7,517
Issuance of restricted stock, net	157	98	6,208	(6,463)	—	—	(157)

BALANCE AT OCTOBER 31, 1999	76,034	47,521	217,844	(21,579)	(37,752)	1,375,338	1,581,372
Comprehensive income
Net earnings	—	—	—	—	—	123,949	123,949
Foreign currency translation adjustment (net of deferred taxes of $5,931)	—	—	—	—	(8,648)	—	(8,648)

Comprehensive income							115,301
Cash dividends ($1.00 per share)	—	—	—	—	—	(75,983)	(75,983)
Exercise of stock options, net	148	92	5,737	—	—	—	5,829
Stock option tax benefit	—	—	334	—	—	—	334
Amortization of executive stock plan expense	—	—	—	5,597	—	—	5,597
Purchases of common stock	(747)	(467)	(22,536)	—	—	—	(23,003)
Issuance of restricted stock, net	308	193	10,728	(11,111)	—	—	(190)

BALANCE AT OCTOBER 31, 2000	75,743	47,339	212,107	(27,093)	(46,400)	1,423,304	1,609,257

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY—(Continued)

	Common Stock
	Shares	Amount	Additional Capital	Unamortized Executive Stock Plan Expense	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in thousands, except per share amounts)
Comprehensive income
Net loss	—	—	—	—	—	(4,023)	(4,023)
Foreign currency translation adjustment (net of deferred taxes of $ 2,948)	—	—	—	—	3,681	—	3,681

Comprehensive income							(342)
Exercise of stock options, net	1	—	39	—	—	—	39
Amortization of executive stock plan expense	—	—	—	1,236	—	—	1,236
Purchases of common stock	(1,850)	(18)	(101,215)	—	—	—	(101,233)
Spin-off adjustment	388	—	—	3,927	—	(879,689)	(875,762)
Par value adjustment to $0.01	—	(46,578)	46,578	—	—	—	—
Issuance of restricted stock, net	327	3	10,360	(10,481)	—	—	(118)

BALANCE AT DECEMBER 31, 2000	74,609	746	167,869	(32,411)	(42,719)	539,592	633,077
Comprehensive income
Net earnings	—	—	—	—	—	19,410	19,410
Foreign currency translation adjustment (net of deferred taxes of $5,126)	—	—	—	—	(7,086)	—	(7,086)

Comprehensive income							12,324
Cash dividends ($0.64 per share)	—	—	—	—	—	(50,913)	(50,913)
Exercise of stock options, net	5,565	55	144,522	—	—	—	144,577
Stock option tax benefit	—	—	35,170	—	—	—	35,170
Issuance of warrant	—	—	6,380	—	—	—	6,380
Amortization of executive stock plan expense	—	—	—	9,308	—	—	9,308
Purchases of common stock	(39)	—	(1,404)	—	—	—	(1,404)
Repurchase of restricted stock, net	(28)	—	423	324	—	—	747

BALANCE AT DECEMBER 31, 2001	80,107	$801	$352,960	$(22,779)	$(49,805)	$508,089	$789,266

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAJOR ACCOUNTING POLICIES

Principles of Consolidation:    The financial statements include the accounts of the company and its subsidiaries. The equity method of accounting is used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is accounted for on the cost method. Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company recognizes its proportional share of venture revenues, costs and operating profits in its consolidated statement of earnings.

As more fully described in the following Note, on November 30, 2000, shareholders approved a spin-off distribution that separated the company into two publicly traded entities. Also discussed in the following Note is the adoption of a plan in September 2001 to dispose of certain non-core operations. As a result of these actions, the company’s Coal related business and certain non-core operations are presented as discontinued operations. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 1999 and 2000 have been reclassified to conform with the 2001 presentation.

The company changed its fiscal year end from October 31 to December 31 and as a requirement of this change, the results for November and December 2000 are reported as a separate transition period.

Use of Estimates:    The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

Engineering and Construction Contracts:    The company recognizes engineering and construction contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Customer-furnished materials, labor and equipment, and in certain cases subcontractor materials, labor and equipment, are included in revenues and cost of revenues when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenues recognized in excess of amounts billed are classified as current assets under contract work in progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billings on contracts. The company anticipates that substantially all incurred costs associated with contract work in progress at December 31, 2001 will be billed and collected in 2002. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated.

Depreciation and Amortization:    Additions to property, plant and equipment are recorded at cost. Assets are depreciated principally using the straight-line method over the following estimated useful lives: buildings and improvements – three to 50 years and machinery and equipment – two to 10 years. Leasehold improvements are amortized over the lives of the respective leases. Goodwill is amortized on the straight-line method over periods not longer than 40 years.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The company will be required to adopt SFAS 142 effective January 1, 2002 and expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a change in accounting principle in the first quarter of 2002. The company does not expect the adoption of the statement to have a material impact on the earnings or financial position of the company.

Income Taxes:    Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company’s financial statements or tax returns.

Earnings Per Share:    Basic earnings per share (EPS) is calculated by dividing earnings from continuing operations, earnings from discontinued operations and net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options and restricted stock, equity forward contracts, and a warrant for the purchase of 460,000 shares.

The impact of dilutive securities on the company’s EPS calculation is as follows:

Period Ended	December 31, 2001	October 31, 2000	October 31, 1999	December 31, 2000	December 31, 1999
	(shares in thousands)				(unaudited)
Employee stock options/restricted stock	1,340	54	107	—	136
Equity forward contract	—	1,055	594	—	462
Warrant	16	—	—	—	—

	1,356	1,109	701	—	598

Inventories:    Inventories are stated at the lower of cost or market using specific identification or the average cost method. Inventories are included in other current assets in the accompanying consolidated balance sheet and comprise:

	December 31, 2001	December 31, 2000
	(in thousands)
Equipment for sale/rental	$17,354	$22,911
Supplies and other	25,626	26,376

	$42,980	$49,287

Advances from Affiliate:    Advances from affiliate relate to cash received by a joint venture entity from advance billings on contracts, which are made available to the partners. Such advances are classified as an operating liability of the company.

Derivatives and Hedging:    Effective November 1, 2000, the company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) as amended, which requires that all derivative instruments be reported on the balance sheet at fair value. The adoption of SFAS 133 did not have a material effect on the company’s financial statements.

The company uses forward exchange contracts to hedge certain foreign currency transactions entered into in the ordinary course of business. At December 31, 2001, the company had approximately $10 million of foreign exchange contracts outstanding relating to contract obligations. The company does not engage in currency speculation. The forward exchange contracts generally require the company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, the company could be at risk for any currency related fluctuations. The contracts are of varying duration, none of which extend beyond March 2004. The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

strategies for undertaking the hedge transaction. The company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. All existing fair value hedges are determined to be highly effective. As a result, the impact to earnings due to hedge ineffectiveness is immaterial for 2001 and the two months ended December 31, 2000. The transition adjustment upon adoption was immaterial.

Prior to November 1, 2000, unrealized gains and losses on forward exchange contracts were deferred and included in the measurement of the related foreign currency transaction. The amount of any gain or loss on these contracts for the years ended October 31, 2000 and 1999 was immaterial.

The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. Under certain limited circumstances, such foreign currency payment provisions could be deemed embedded derivatives under SFAS 133. At the November 1, 2000 implementation date and as of December 31, 2001 and 2000, the company had no significant embedded derivatives in any of its contracts.

Concentrations of Credit Risk:    The majority of accounts receivable and all contract work in progress are from clients in various industries and locations throughout the world. Most contracts require payments as the projects progress or in certain cases advance payments. The company generally does not require collateral, but in most cases can place liens against the property, plant or equipment constructed or terminate the contract if a material default occurs. The company maintains adequate reserves for potential credit losses and such losses have been minimal and within management’s estimates.

Stock Plans:    The company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the company’s stock at the end of the period.

Comprehensive Income:    Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. For the company, the only other component of accumulated other comprehensive income is the change in the cumulative foreign currency translation adjustments recorded in shareholders’ equity.

DISCONTINUED OPERATIONS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Under SFAS 144 a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the on-going operations of the company and, (ii) the company will not have any significant continuing involvement in such operations. In the quarter ended September 30, 2001, the company adopted the provisions of SFAS 144 effective January 1, 2001.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-core operations:    In September 2001, the Board of Directors approved a plan to dispose of certain non-core elements of the company’s construction equipment and temporary staffing operations. An active program to consummate such disposal has been initiated and is expected to be completed by the end of 2002. Management’s plans call for these operations to be disposed of by sale of the operating unit or of the related assets. The operations to be disposed of include the following:

•	Dealership operations of AMECO

•	AMECO subsidiaries in Peru and Argentina

•	GlobEquip, LLC

•	TRS, except for the onsite recruiting services operations that support operations in the U.S. and U.K.

Results of operations for the non-core businesses for all periods presented have been reclassified and are presented as discontinued operations. Interest expense was not reclassified to discontinued operations in connection with the non-core businesses because it is not expected that disposal of those operations will include any debt to be assumed by the buyers.

In December 2001, the company sold Stith Equipment, one of the AMECO dealership entities, for cash equal to its carrying value as adjusted at the time the non-core operations were declared for sale.

Massey Energy Company:    On November 30, 2000, a spin-off distribution to shareholders was effected which separated Fluor Corporation (Fluor) into two publicly traded companies — a “new” Fluor (“new Fluor” or the “company”) and Massey Energy Company (“Massey”). The spin-off was accomplished through the distribution of 100% of the common stock of new Fluor to shareholders of existing Fluor. As a result, each existing Fluor shareholder received one share of new Fluor common stock for each share of existing Fluor common stock and retained their shares in existing Fluor, whose name was changed to Massey Energy Company. The company received a ruling from the Internal Revenue Service that the spin-off would be tax-free to its shareholders. Commencing December 1, 2000 the financial statements of the company no longer include Massey. Because of the relative significance of the company’s operations to Fluor, the company was treated as the “accounting successor” for financial reporting purposes. Accordingly, Massey’s results of operations for all periods presented have been reclassified and are presented as discontinued operations.

In connection with the spin-off, the 6.95% Senior Notes due March 1, 2007 remained an obligation of Massey. In addition, Massey issued $278 million of commercial paper, the proceeds of which were transferred to the company. Interest expense on the 6.95% Senior Notes and up to $230 million of commercial paper has been reclassified to discontinued operations to recognize the impact that the debt would have on Massey’s results of operations.

Net earnings for the year ended October 31, 2000 includes a $24.2 million loss on disposal associated with the spin-off. The charges include legal, audit and consulting fees, employment agreement settlement costs, debt placement fees and other expenses of the spin-off.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenues and earnings (loss) from discontinued operations related to non-core operations and Massey are as follows:

		Year Ended		Two Months Ended
	December 31, 2001	October 31, 2000	October 31, 1999	December 31, 2000	December 31, 1999
			(in thousands)		(unaudited)
Revenue
Dealership operations	$279,099	$321,979	$338,734	$49,826	$48,709
Other equipment operations	10,153	23,571	22,036	2,472	3,134
Temporary staffing operations	138,102	201,725	221,300	32,235	43,388
Massey	—	1,085,833	1,083,030	—	176,566

Total Revenue	$427,354	$1,633,108	$1,665,100	$84,533	$271,797

Earnings (Loss) from Discontinued Operations:
Dealership operations	$13,569	$(19,087)	$11,241	$1,607	$2,589
Other equipment operations	(1,787)	(3,165)	(3,086)	275	316
Temporary staffing operations	(9,898)	186	(20,248)	(1,752)	2,050
Massey	—	96,115	139,378	—	17,804

Operating profit	1,884	74,049	127,285	130	22,759
Interest expense, net	—	27,857	30,306	—	5,545

Earnings from discontinued operations before tax	1,884	46,192	96,979	130	17,214
Provision for taxes	1,632	14,301	30,967	76	4,850

Earnings from discontinued operations	$252	$31,891	$66,012	$54	$12,364

Loss on disposal before tax	$(139,423)	$(24,215)	$—	$—	$—
Tax benefit	(30,815)	—	—	—	—

Loss on disposal	$(108,608)	$(24,215)	$—	$—	$—

The assets and liabilities of the discontinued operations consisted of the following:

At Period End	December 31, 2001	December 31, 2000
	(in thousands)
Accounts and notes receivable	$47,996	$74,691
Inventories and other assets	54,272	152,008
Property, plant and equipment, net	106,683	187,843

Total assets of discontinued operations	$208,951	$414,542

Accounts and notes payable	$21,090	$34,028
Accrued and other liabilities	37,021	9,883

Total liabilities of discontinued operations	$58,111	$43,911

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BUSINESS INVESTMENTS AND ACQUISITIONS

From time to time, the company enters into investment arrangements, including joint ventures, that are related to its engineering and construction business. During 1999 through 2001, the majority of these expenditures related to ongoing investments in an equity fund that focuses on energy related projects and a number of smaller, diversified ventures.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.141, “Business Combinations” (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.

BUSINESS DISPOSITIONS

During fiscal 2000, the company recorded a nonrecurring charge of $19.3 million relating to the write-off of certain assets and the loss on the sale of a European-based consulting business.

CONSOLIDATED STATEMENT OF CASH FLOWS

Cash flows as shown in the Consolidated Statement of Cash Flows and changes in operating assets and liabilities shown below include the effects of discontinued operations on a consolidated basis, without separate identification and classification of discontinued operations.

Securities with maturities of 90 days or less at the date of purchase are classified as cash equivalents. Securities with maturities beyond 90 days, when present, are classified as marketable securities and are carried at fair value.

The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows comprise:

	Year Ended			Two Months Ended
	December 31, 2001	October 31, 2000	October 31, 1999	December 31, 2000	December 31, 1999
	(in thousands)				(unaudited)
(Increase) decrease in:
Accounts and notes receivable	$57,355	$(3,009)	$25,972	$(1,909)	$(29,145)
Contract work in progress	(28,406)	(22,923)	180,698	72,985	10,034
Inventories	40,462	35,876	(49,473)	(9,853)	8,969
Other current assets	80,186	(43,376)	(16,054)	(24,516)	(62,115)
Increase (decrease) in:
Accounts payable	(80,273)	(108,616)	(173,345)	(47,161)	(58,163)
Advances from affiliate	374,816	51,433	113,379	(11,724)	(27,232)
Advance billings on contracts	113,003	(169,501)	18,557	(84,633)	53,906
Accrued liabilities	(116,780)	(27,965)	(8,906)	38,709	23,694

(Increase) decrease in operating assets and liabilities	$440,363	$(288,081)	$90,828	$(68,102)	$(80,052)

Cash paid during the period for:
Interest	$30,072	$60,455	$47,558	$6,023	$6,293
Income taxes	$52,631	$58,637	$52,025	$3,099	$571
Supplemental disclosure of noncash activity:
Warrant issued	$6,380	$—	$—	$—	$—

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SPECIAL PROVISION AND COST REDUCTION INITIATIVES

In March 1999, the company announced a new strategic direction, including a reorganization of the operating units and administrative functions of its engineering and construction segment. In connection with this reorganization, the company recorded in the second quarter of fiscal year 1999 a special provision of $136.5 million pre-tax to cover direct and other reorganization related costs, primarily for personnel, facilities and asset impairments.

Under the reorganization plan, approximately 5,000 jobs were eliminated. The provision included amounts for personnel costs for certain affected employees who were entitled to receive severance benefits under established severance policies or by government regulations. Additionally, outplacement services were provided on a limited basis to some affected employees.

The provision also included amounts for asset impairment, primarily for property, plant and equipment; intangible assets (goodwill); and certain investments. The asset impairments were recorded primarily because of the company’s decision to exit certain non-strategic geographic locations and businesses. The carrying values of impaired assets were adjusted to their current market values based on estimated sale proceeds, using either discounted cash flows or contractual amounts. The special provision also contains lease termination costs for remaining lease obligations on closed offices and other settlement costs. The company closed 15 non-strategic offices worldwide and consolidated and downsized other office locations.

In October 1999, $19.3 million of the special provision was reversed into earnings as a result of lower than anticipated severance costs for personnel reductions in certain overseas offices. In the second quarter of 2000, $17.9 million of the provision for asset impairment was reversed into earnings as a result of the company’s decision to retain ownership and remain in its current office location in Camberley, U.K.

The following table summarizes the status of the company’s reorganization plan as of December 31, 2001 and 2000 and October 31, 2000:

	Personnel Costs	Asset Impairments	Lease Termination Costs	Other	Total
	(in thousands)
Balance at October 31, 1999	$25,235	$23,346	$9,707	$186	$58,474
Cash expenditures	(11,763)	—	(6,853)	—	(18,616)
Non-cash activities	(3,732)	(5,427)	—	(186)	(9,345)
Provision reversal	—	(17,919)	—	—	(17,919)

Balance at October 31, 2000	9,740	—	2,854	—	12,594
Cash expenditures	(685)	—	(1,958)	—	(2,643)

Balance at December 31, 2000	9,055	—	896	—	9,951
Cash expenditures	(6,115)	—	(581)	—	(6,696)

Balance at December 31, 2001	$2,940	$—	$315	$—	$3,255

The special provision liability as of December 31, 2001 and 2000 and October 31, 2000 is included in other accrued liabilities. The remaining liability consists primarily of personnel costs for non-U.S. operations. The liability associated with abandoned lease space is being amortized as an offset to lease expense over the remaining life of the respective leases starting on the dates of abandonment.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INCOME TAXES

The income tax expense (benefit) included in the Consolidated Statement of Earnings is as follows:

	Year Ended			Two Months Ended
	December 31, 2001	October 31, 2000	October 31, 1999	December 31, 2000	December 31, 1999
		(in thousands)			(unaudited)
Current:
Federal	$—	$17,864	$5,931	$5,216	$1,088
Foreign	44,090	42,736	43,012	6,835	7,012
State and local	1,409	4,366	3,255	293	1,030

Total current	45,499	64,966	52,198	12,344	9,130

Deferred:
Federal	(19,110)	(12,082)	26,872	(17,302)	2,723
Foreign	157	7,829	(2,641)	1,529	(511)
State and local	1,825	1,602	5,037	350	303

Total deferred	(17,128)	(2,651)	29,268	(15,423)	2,515

Total income tax expense (benefit)	$28,371	$62,315	$81,466	$(3,079)	$11,645

The income tax expense (benefit) applicable to continuing operations and discontinued operations is as follows:

	Year Ended			Two Months Ended
	December 31, 2001	October 31, 2000	October 31, 1999	December 31, 2000	December 31, 1999
		(in thousands)			(unaudited)
Provision for continuing operations:
Current	$45,499	$68,880	$71,453	$13,370	$7,996
Deferred	12,055	(20,866)	(20,954)	(16,525)	(1,201)

Total provision for continuing operations	57,554	48,014	50,499	(3,155)	6,795

Provision for discontinued operations:
Current	—	(3,916)	(19,255)	(1,026)	1,134
Deferred	(29,183)	18,217	50,222	1,102	3,716

Total provision for discontinued operations	(29,183)	14,301	30,967	76	4,850

Total income tax expense (benefit)	$28,371	$62,315	$81,466	$(3,079)	$11,645

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of U.S. statutory federal income tax expense to income tax expense on earnings from continuing operations is as follows:

	Year Ended			Two Months Ended
	December 31, 2001	October 31, 2000	October 31, 1999	December 31, 2000	December 31, 1999
		(in thousands)			(unaudited)
U.S. statutory federal tax expense (benefit)	$64,862	$57,500	$31,036	$(2,531)	$7,791
Increase (decrease) in taxes resulting from:
Items without tax effect, net	7,460	5,067	29,263	1,695	3,460
State and local income taxes	1,950	920	2,602	418	888
Excess foreign rates	—	345	857	1,057	—
Utilization of foreign loss carryforwards	(7,678)	(538)	(1,038)	(2,044)	(771)
Foreign Sales Corporation tax benefit	(4,020)	(5,975)	(6,342)	(498)	(1,266)
Tax settlements	(5,823)	(3,075)	(2,269)	—	(3,075)
Utilization of prior year tax credits	—	(4,657)	(635)	(1,305)	(211)
Adjustment for prior year tax accruals	—	(971)	(3,003)	—	—
Other, net	803	(602)	28	53	(21)

Total income tax expense (benefit)—continuing operations	$57,554	$48,014	$50,499	$(3,155)	$6,795

Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2001	2000
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$72,143	$23,420
Accrued liabilities not currently deductible:
Project performance and general reserves	59,457	35,633
Employee compensation and benefits	48,574	74,294
Vacation accrual	46,612	48,520
Workers’ compensation insurance accruals	30,516	34,607
Translation adjustments	31,843	26,717
Impairment of assets held for sale or disposal	30,815	—
Tax credit carryforwards	28,133	7,578
Tax basis of investments in excess of book basis	24,687	31,459
Lease related expenditures	6,814	2,142
Capital loss carryforwards	5,761	6,528
Net operating loss carryforwards from SMA companies	4,183	6,117
Other	14,552	7,253

Total deferred tax assets	404,090	304,268
Valuation allowance for deferred tax assets	(52,960)	(53,370)

Deferred tax assets, net	351,130	250,898

Deferred tax liabilities:
Tax on unremitted non-U.S. earnings	(29,396)	(28,376)
Book basis of property, equipment and other capital costs in excess of tax basis	(27,785)	(12,735)
Other	(17,131)	(10,582)

Total deferred tax liabilities	(74,312)	(51,693)

Net deferred tax assets	$276,818	$199,205

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company has U.S. and non-U.S. net operating loss carry-forwards of $163 million and $62 million, respectively. The U.S. net operating loss carryforward exclusive of losses attributable to acquired subsidiaries will expire in 2021. The non-U.S. net operating losses can be carried forward indefinitely until fully utilized. The non-U.S. losses primarily relate to the company’s operations in Australia.

In September 2001, TradeMC Inc. (“TradeMC”) was merged into Fluor Global Sourcing, Inc. (“FGSI”), a wholly owned subsidiary of the company, in a qualified tax-free statutory merger. Concurrently with the merger, FGSI changed its name to TradeMC. As a result of the merger, the company owns 82% of TradeMC. On the effective date of the merger, TradeMC had a net operating loss carryforward of approximately $31 million, which will expire in the years 2020 and 2021. The utilization of such loss carryforward will be limited to the taxable profits of TradeMC.

In 1997, the company acquired the SMA Companies which had net operating loss carryforwards of approximately $47 million. The company has utilized approximately $12 million of the loss carryforwards, and made an election in its 1997 consolidated federal tax return to waive approximately $23 million of losses which otherwise would have expired without future tax benefit. The remaining loss carryforwards of approximately $12 million expire in the years 2004 and 2005. The utilization of such loss carryforwards is subject to stringent limitations under the Internal Revenue Code.

The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for certain project performance reserves and the net operating loss carryforwards of TradeMC and certain non-U.S. subsidiaries. In 2001, the increase in the valuation allowance attributable to the TradeMC loss carryforward is substantially offset by decreases relating to the utilization of net operating loss carryforwards in the United Kingdom and Australia as a result of recent project awards and an improved profitability outlook.

Residual income taxes of approximately $8 million have not been provided on approximately $20 million of undistributed earnings of certain foreign subsidiaries at December 31, 2001, because the company intends to keep those earnings reinvested indefinitely.

United States and foreign earnings from continuing operations before taxes are as follows:

	Year Ended
	December 31, 2001	October 31, 2000	October 31, 1999

	(in thousands)
United States	$41,263	$7,999	$68,201
Foreign	144,057	156,288	20,473

Total	$185,320	$164,287	$88,674

RETIREMENT BENEFITS

The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees. Contributions to defined contribution retirement plans are based on a percentage of the employee’s compensation. Expense recognized for these plans of approximately $37 million, $46 million and $48 million in the years ended December 31, 2001 and October 31, 2000 and 1999, respectively, is primarily related to domestic engineering and construction operations. Effective January 1, 1999, the company replaced its domestic defined contribution retirement plan with a defined benefit cash balance plan. Contributions

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to defined benefit pension plans are generally at the minimum annual amount required by applicable regulations. During 2001, the company contributed the maximum allowable ($63 million) to the defined benefit cash balance plan in order to partially offset lower than expected investment results and to maintain full funding of benefits accumulated under the plan. Payments to retired employees under these plans are generally based upon length of service, age and/or a percentage of qualifying compensation. The defined benefit pension plans are primarily related to domestic and international engineering and construction salaried employees and U.S. craft employees.

Net periodic pension expense for continuing operations defined benefit pension plans includes the following components:

	Year Ended			Two Months Ended December 31, 2000
	December 31, 2001	October 31, 2000	October 31, 1999
	(in thousands)
Service cost	$31,195	$35,168	$31,919	$5,929
Interest cost	30,244	26,068	16,101	4,911
Expected return on assets	(41,249)	(41,059)	(30,751)	(6,936)
Amortization of transition asset	(1,808)	(1,917)	(2,132)	(298)
Amortization of prior service cost	34	46	281	5
Recognized net actuarial loss (gain)	1,352	(541)	922	(21)

Net periodic pension expense	$19,768	$17,765	$16,340	$3,590

The ranges of assumptions indicated below cover defined benefit pension plans in Australia, Germany, the United Kingdom, The Netherlands and the United States. These assumptions are as of each respective fiscal year-end based on the then current economic environment in each host country.

	December 31, 2001	December 31, 2000	October 31, 2000
Discount rates	6.25-7.75%	6.00-7.75%	6.00-7.75%
Rates of increase in compensation levels	3.50-4.00%	3.50-3.75%	3.50-3.75%
Expected long-term rates of return on assets	5.00-9.50%	5.00-9.50%	5.00-9.50%

The following table sets forth the change in benefit obligation, plan assets and funded status of the company’s defined benefit pension plans:

	Year Ended December 31, 2001	Year Ended October 31, 2000	Two Months Ended December 31, 2000
	(in thousands)
Change in pension benefit obligation
Benefit obligation at beginning of period	$448,485	$408,660	$425,245
Service cost	31,195	35,168	5,929
Interest cost	30,244	26,068	4,911
Employee contributions	1,931	1,441	360
Currency translation	(10,530)	(46,482)	16,233
Actuarial loss	40,743	25,220	2,154
Benefits paid	(26,417)	(24,830)	(6,347)

Benefit obligation at end of period	$515,651	$425,245	$448,485

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001	Year Ended October 31, 2000	Two Months Ended December 31, 2000
	(in thousands)
Change in plan assets
Fair value at beginning of period	$502,649	$518,356	$491,288
Actual return (loss) on plan assets	(28,656)	43,949	(3,252)
Company contributions	68,080	7,152	955
Employee contributions	1,931	1,441	360
Currency translation	(13,748)	(54,780)	19,705
Benefits paid	(26,417)	(24,830)	(6,407)

Fair value at end of period	$503,839	$491,288	$502,649

Funded status	$(11,812)	$66,043	$54,164
Unrecognized net actuarial loss	126,340	4,822	15,265
Unrecognized prior service cost	(329)	(183)	(331)
Unrecognized net asset	(2,877)	(4,802)	(4,833)

Pension assets	$111,322	$65,880	$64,265

The above table includes obligations and assets of certain discontinued operations for which the company retains responsibility.

In addition to the company’s defined benefit pension plans, the company and certain of its subsidiaries provide health care and life insurance benefits for certain retired employees. The health care and life insurance plans are generally contributory, with retiree contributions adjusted annually. Service costs are accrued currently. The accumulated postretirement benefit obligation at December 31, 2001 and 2000 and October 31, 2000 was determined in accordance with the current terms of the company’s health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 12 percent in 2002 down to 5 percent in 2006 and beyond. The effect of a one percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation and the aggregate of the annual service and interest costs by approximately $1.3 million and $0.1 million, respectively. The effect of a one percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and the aggregate of the annual service and interest costs by approximately $1.0 million and $0.1 million, respectively.

Net periodic postretirement benefit cost for continuing operations includes the following components:

	Year Ended			Two Months Ended December 31, 2000
	December 31, 2001	October 31, 2000	October 31, 1999
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	2,009	1,865	1,632	375
Expected return on assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial gain	—	(329)	(458)	—

Net periodic postretirement benefit cost	$2,009	$1,536	$1,174	$375

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in benefit obligation of the company’s postretirement benefit plans for continuing operations:

	Year Ended		Two Months Ended December 31, 2000
	December 31, 2001	October 31, 2000
	(in thousands)
Change in postretirement benefit obligation
Benefit obligation at beginning of period	$30,588	$25,658	$29,316
Service cost	—	—	—
Interest cost	2,009	1,865	375
Employee contributions	363	309	54
Actuarial loss	2,595	4,974	1,457
Benefits paid	(4,126)	(3,490)	(614)

Benefit obligation at end of period	$31,429	$29,316	$30,588

Funded status	$(31,429)	$(29,316)	$(30,588)
Unrecognized net actuarial (gain) loss	4,001	(51)	1,406

Accrued postretirement benefit obligation	$(27,428)	$(29,367)	$(29,182)

The discount rate used in determining the postretirement benefit obligation was 7.00 percent at December 31, 2001 and 7.75 percent at both December 31, 2000 and October 31, 2000.

Amounts shown above at October 31, 2000 exclude the accrued benefit obligation of approximately $68.6 million relating to discontinued operations.

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the company’s financial instruments are as follows:

	December 31, 2001		December 31, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$572,654	$572,654	$21,850	$21,850
Notes receivable, including noncurrent portion	26,262	26,229	31,374	40,146
Long-term investments	46,656	47,124	58,057	58,515
Liabilities:
Commercial paper, loan notes and notes payable	38,442	38,442	227,585	227,585
Long-term debt, including current portion	17,594	17,915	17,576	17,370
Other noncurrent financial liabilities	12,898	12,898	11,329	11,329
Other financial instruments:
Foreign currency contracts	273	273	81	81
Letters of credit	—	1,196	—	956
Lines of credit	—	788	—	1,063

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair values were determined as follows:

The carrying amounts of cash and cash equivalents, short-term notes receivable, commercial paper, loan notes and notes payable approximate fair value because of the short-term maturity of these instruments.

Long-term investments are based on quoted market prices for these or similar instruments. Long-term notes receivable are estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

The fair value of long-term debt, including current portion, is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same maturities.

Other noncurrent financial liabilities consist primarily of deferred payments, for which cost approximates fair value.

Foreign currency contracts are estimated by obtaining quotes from brokers.

Letters of credit and lines of credit amounts are based on fees currently charged for similar agreements or on the estimated cost to terminate or settle the obligations.

FINANCING  ARRANGEMENTS

The company has unsecured committed revolving short- and long-term lines of credit with banks from which it may borrow for general corporate purposes up to a maximum of $388 million. Commitment and facility fees are paid on these lines. At December 31, 2001, amounts outstanding under the committed and uncommitted lines of credit were $38 million. Borrowings under these lines of credit bear interest at prime or rates based on the London Interbank Offered Rate (“LIBOR”), domestic certificates of deposit or other rates which are mutually acceptable to the banks and the company.

The company has $930 million in short-term committed and uncommitted lines of credit to support letters of credit. At December 31, 2001, $299 million of these lines of credit were used to support undrawn letters of credit. In addition, the company had $121 million in uncommitted lines for general cash management purposes.

Short-term debt comprises:

	December 31, 2001	December 31, 2000
	(in thousands)

Commercial paper	$—	$191,720
Bank borrowings	38,175	35,091
Trade notes payable	267	774

	$38,442	$227,585

The company’s commercial paper was issued at a discount with a weighted-average effective interest rate of 5.33 percent during the first half of 2001. The company had no commercial paper outstanding during the second half of 2001 and at December 31, 2001.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt comprises:

	December 31, 2001	December 31, 2000
	(in thousands)
5.625% Municipal bonds	$17,594	$17,576

The municipal bonds are due June 1, 2019 with interest payable semiannually on June 1 and December 1 of each year, commencing December 1, 1999. The bonds are redeemable, in whole or in part, at the option of the company at a redemption price ranging from 100 percent to 102 percent of the principal amount of the bonds on or after June 1, 2009. In addition, the bonds are subject to other redemption clauses, at the option of the holder, should certain events occur, as defined in the offering prospectus.

OTHER NONCURRENT LIABILITIES

The company maintains appropriate levels of insurance for business risks. Insurance coverages contain various deductible amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities include $55 million and $62 million at December 31, 2001 and 2000, respectively, relating to these liabilities.

The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. At December 31, 2001 and 2000, $197 million and $184 million were accrued under these plans and included in noncurrent liabilities.

STOCK PLANS

The company’s executive stock plans provide for grants of nonqualified or incentive stock options, restricted stock awards and stock appreciation rights (“SARS”). All executive stock plans are administered by the Organization and Compensation Committee of the Board of Directors (“Committee”) comprised of outside directors, none of whom are eligible to participate in the plans. Option grant prices are determined by the Committee and are established at the fair value of the company’s common stock at the date of grant. Options and SARS normally extend for 10 years and become exercisable over a vesting period determined by the Committee, which can include accelerated vesting for achievement of performance or stock price objectives. For the year ended December 31, 2001, the company issued 1,040,298 nonqualified stock options and 48,750 SARS with annual vesting of 25%.

During the year ended October 31, 2000, the company issued 1,581,790 nonqualified stock options and 58,880 SARS that vest 100 percent at the end of four years, with accelerated vesting based upon the price of the company’s stock, and also issued 52,660 stock options with annual vesting of 25%. During the year ended October 31,1999, the company issued 1,021,810 nonqualified stock options and 122,900 SARS that vest over four years and 58,000 nonqualified stock options, with 25 percent vesting upon issuance and the remaining awards vesting in installments of 25 percent per year commencing one year from the date of grant.

Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been attained as established by the Committee. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the company. Restricted stock granted under the plans totaled 17,504 shares, 351,630 shares and 197,257 shares in 2001, 2000 and 1999, respectively.

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), the company has elected to continue following the guidance of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees. Recorded compensation cost for these plans totaled $9 million, $3 million and $8 million for the years ended December 31, 2001 and October 31, 2000 and 1999, respectively, and $1 million for the two months ended December 31, 2000. Under APB Opinion No. 25, no compensation cost is recognized for the option plans where vesting provisions are based only on the passage of time. Had the company recorded compensation expense using the accounting method recommended by SFAS No. 123, net earnings and diluted earnings per share would have been reduced to the pro forma amounts as follows:

	Year Ended
	December 31, 2001	October 31, 2000	October 31, 1999
	(in thousands)
Net earnings
As reported	$19,410	$123,949	$104,187
Pro forma	8,896	115,098	95,297
Diluted net earnings per share
As reported	$0.25	$1.62	$1.37
Pro forma	0.11	1.51	1.26

The fair value of each option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for new grants:

	December 31, 2001	October 31, 2000	October 31, 1999
Expected option lives (years)	6	6	6
Risk-free interest rates	4.74%	6.03%	4.51%
Expected dividend yield	1.75%	1.74%	1.38%
Expected volatility	48.30%	39.81%	33.76%

The weighted-average fair value of options granted during the years ended December 31, 2001 and October 31, 2000 and 1999 was $20, $18 and $15, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity:

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at October 31, 1998	4,707,457	$47

Granted	1,079,810	43
Expired or canceled	(256,145)	47
Exercised	(303,736)	35

Outstanding at October 31, 1999	5,227,386	47

Granted	1,634,450	44
Expired or canceled	(617,624)	47
Exercised	(147,751)	39

Outstanding at October 31, 2000	6,096,461	46

Spin-off conversion adjustment	3,978,375	—
Expired or canceled due to spin-off	(673,030)	46
Expired or canceled	(45,582)	48
Exercised	(1,100)	35

Outstanding at December 31, 2000	9,355,124	27

Granted	1,040,298	44
Expired or canceled	(269,189)	34
Exercised	(5,564,921)	26

Outstanding at December 31, 2001	4,561,312	$31

Exercisable at:
December 31, 2001	3,299,216	$27
December 31, 2000	7,493,971	27
October 31, 2000	3,352,234	49
October 31, 1999	3,407,398	49

In connection with the separation of Massey from Fluor, all outstanding options were adjusted to preserve the value of such options on the date of the distribution, including the conversion of options held by Massey employees to options for shares of Massey.

At December 31, 2001, there are 4,227,708 shares available for future grant. Available for grant includes shares which may be granted as either stock options or restricted stock, as determined by the Committee under the company’s various stock plans.

At December 31, 2001, there are 4,561,312 options outstanding with exercise prices between $17 and $45, with a weighted-average exercise price of $31 and a weighted-average remaining contractual life of 4.1 years; 3,299,216 of these options are exercisable with a weighted-average exercise price of $27. Of the options outstanding, 2,878,681 have exercise prices between $17 and $26, with a weighted-average exercise price of $25 and a weighted-average remaining contractual life of 6.2 years; 2,527,385 of these options are exercisable with a weighted-average exercise price of $25. The remaining 1,682,631 outstanding options have exercise prices between $27 and $45, with a weighted-average exercise price of $31 and a weighted-average remaining contractual life of 5.0 years; 771,831 of these options are exercisable with a weighted-average exercise price of $36.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LEASE OBLIGATIONS

Net rental expense for continuing operations amounted to approximately $76 million, $80 million and $77 million in the years ended December 31, 2001 and October 31, 2000 and 1999, respectively. The company’s lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property.

During 2001, the company entered into a sale/leaseback arrangement for its engineering center in Sugar Land, Texas. The net proceeds from the sale were $127 million resulting in a $6 million gain on sale that was deferred and will be amortized over the initial lease term of 20 years. The lease contains four options to renew for five years each at the then-applicable fair market rent and the right of first offer to purchase the facility in the event the landlord desires to sell its interests. The lease has been accounted for as an operating lease and the rent payments are included in the below schedule of minimum rental obligations.

The company also has operating leases for its corporate headquarters and engineering center in California and an office in Calgary, Canada. The leases contain options to purchase the properties during the terms of the leases and contain aggregate residual value guarantees of $110 million.

The company’s obligations for minimum rentals under non-cancelable leases are as follows:

Year Ended December 31,	(in thousands)
2002	$47,133
2003	43,690
2004	30,076
2005	19,714
2006	16,105
Thereafter	183,464

CONTINGENCIES AND COMMITMENTS

The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. The company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made certain claims against clients for costs incurred in excess of the current contract provisions. Recognized claims against clients amounted to $84 million and $73 million at December 31, 2001 and 2000, respectively. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material effect on its consolidated financial position or results of operations.

Disputes have arisen between a Fluor Daniel subsidiary and its client, Anaconda Nickel, which primarily relate to the process design of the Murrin Murrin Nickel Cobalt project located in Western Australia. Both parties have initiated the dispute resolution process under the contract. Results for the year ended October 31, 1999 include a provision totaling $84 million for the alleged process design problems. If and to the extent that these problems are ultimately determined to be the responsibility of the company, the company anticipates recovering a substantial portion of this amount from available insurance and, accordingly, has also recorded $64 million, plus applicable legal fees, in expected insurance recoveries. The company vigorously disputes and denies Anaconda’s allegations of inadequate process design.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of December 31, 2001, the company had extended financial guarantees on behalf of certain clients and other unrelated third parties totaling approximately $27 million.

In connection with its 1997/1998 share repurchase program, the company entered into a forward purchase contract for 1,850,000 shares of its common stock at a price of $49 per share. The contract matured on November 30, 2000 in connection with the spin-off and was settled for cash of $101.2 million.

In 2001, the company issued a warrant for the purchase of 460,000 shares at $36.06 per share of the company’s common stock to a partner in the company’s e-commerce procurement venture. Any compensation realized by the holder through exercise of the warrant will offset royalties otherwise payable under a five-year cooperation and services agreement.

The company’s operations are subject to and affected by federal, state and local laws and regulations regarding the protection of the environment. The company maintains reserves for potential future environmental costs where such obligations are either known or considered probable, and can be reasonably estimated.

The company believes, based upon present information available to it, that its reserves with respect to future environmental costs are adequate and such future costs will not have a material effect on the company’s consolidated financial position, results of operations or liquidity. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that the company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional expenditures, or the provision of additional reserves in expectation of such expenditures.

In connection with the Massey spin-off, Massey retained all contingent liabilities related to its business, including environmental matters.

OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHICAL AREA

The company provides professional services on a global basis in the fields of engineering, procurement, construction and maintenance. In 2002, the company reorganized the alignment of its operations into five industry segments: Energy and Chemicals, Industrial and Infrastructure, Power, Global Services and Government Services. The Energy and Chemicals segment provides engineering, procurement, construction and project management to energy-related industries including upstream oil and gas production and processing in refinery, and petrochemical and chemical markets. The Industrial and Infrastructure segment provides engineering, procurement and construction for the manufacturing and life sciences, commercial and institutional, telecommunications, mining and transportation markets. The Power segment includes the company’s 50 percent proportional interest in Duke/Fluor Daniel and its 49 percent in the ICA/Fluor joint venture. The Global Services segment includes operations and maintenance, equipment and temporary staffing services. The Government Services segment provides project management services to the federal government primarily in environmental restoration at two former nuclear processing facilities for the Department of Energy.

All segments except Global Services and Government Services provide design, engineering, procurement and construction services on a world-wide basis to an extensive range of industrial, commercial, utility, natural resources and energy clients. Services provided by these segments include: feasibility studies, conceptual design, detail engineering, procurement, project and construction management and construction.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Global Services segment provides a variety of services including: equipment services and outsourcing for construction and industrial needs; repair, renovation, replacement, predictive and preventative services to commercial and industrial facilities; and productivity consulting services and maintenance management to the manufacturing and process industries. In addition, Global Services provides temporary staffing specializing in technical, professional and administrative personnel for projects in all segments.

The reportable segments follow the same accounting policies as those described in the summary of major accounting policies. Management evaluates a segment’s performance based upon operating profit. Intersegment revenues are insignificant. The company incurs costs and expenses and holds certain assets at the corporate level which relate to its business as a whole. Certain of these amounts have been charged to the company’s business segments by various methods, largely on the basis of usage.

Engineering services for international projects are often performed within the United States or a country other than where the project is located. Revenues associated with these services have been classified within the geographic area where the work was performed.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OPERATING INFORMATION BY SEGMENT

	Year Ended			Two Months Ended December 31, 2000
	December 31, 2001	October 31, 2000	October 31, 1999
	(in millions)
External revenues
Energy & Chemicals	$2,529	$3,251	$4,075	$952
Industrial and Infrastructure	2,115	2,903	3,841	412
Power	2,476	1,325	934	—
Global Services	1,017	1,196	1,079	229
Government Services	813	722	757	180
Corporate and other	22	26	66	9

Total external revenue	$8,972	$9,423	$10,752	$1,782

Operating profit
Energy & Chemicals	$110	$85	$122	$19
Industrial and Infrastructure	97	115	3	7
Power	74	—	41	—
Global Services	50	63	100	13
Government Services	22	16	15	2

Total operating profit	$353	$279	$281	$41

Depreciation and amortization
Energy & Chemicals	$1	$2	$2	$—
Industrial and Infrastructure	2	2	2	—
Power	—	—	—	—
Global Services	35	42	38	7
Government Services	—	—	—	—
Corporate and other	34	38	58	7

Total depreciation and amortization	$72	$84	$100	$14

Total assets
Energy & Chemicals	$414	$439	$516	$363
Industrial and Infrastructure	380	490	508	502
Power	9	5	5	8
Global Services	395	378	359	375
Government Services	85	64	67	76
Corporate and other	1,599	1,022	958	962

Total assets	$2,882	$2,398	$2,413	$2,286

Capital expenditures
Energy & Chemicals	$—	$—	$—	$—
Industrial and Infrastructure	—	—	—	—
Power	—	—	—	—
Global Services	60	38	87	6
Government Services	—	—	—	—
Corporate and other	88	118	54	24

Total capital expenditures	$148	$156	$141	$30

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RECONCILIATION OF SEGMENT INFORMATION TO CONSOLIDATED AMOUNTS

	Year Ended			Two Months Ended December 31, 2000
	December 31, 2001	October 31, 2000	October 31, 1999
	(in millions)
CONTINUING OPERATIONS
Total segment operating profit	$353	$279	$281	$41
Special provision	—	(18)	117	—
Loss on sale of European consulting business	—	19	—	—
Corporate administrative and general expense	167	99	73	43
Interest expense, net	1	15	2	5

Earnings (loss) from continuing operations before taxes	$185	$164	$89	$(7)

	December 31,	December 31,
	2001	2000
	(in millions)
TOTAL ASSETS
Total assets for reportable segments	$2,882	$2,286
Assets of discontinued operations	209	415

Total assets	$3,091	$2,701

ENTERPRISE-WIDE DISCLOSURES

	Revenues from Continuing Operations			Total Assets
	December 31, 2001	October 31, 2000	October 31, 1999	December 31, 2001	December 31, 2000
	(in millions)
United States*	$6,323	$5,919	$6,178	$1,815	$1,569
Canada	1,412	1,421	855	161	114
Asia Pacific (includes Australia)	287	783	1,521	194	186
Europe	423	668	1,169	255	142
Central and South America	379	481	786	397	214
Middle East and Africa	148	151	243	60	61
Assets of discontinued operations	—	—	—	209	415

	$8,972	$9,423	$10,752	$3,091	$2,701

*	Includes export revenues to unaffiliated customers of $0.1 billion in the year ended December 31, 2001 and $0.4 billion and $1.4 billion in the years ended October 31, 2000 and 1999, respectively.

MANAGEMENT’S AND INDEPENDENT AUDITORS’ REPORTS

MANAGEMENT

The company is responsible for preparation of the accompanying consolidated balance sheet and the related consolidated statements of earnings, cash flows and shareholders’ equity. These statements have been prepared in conformity with generally accepted accounting principles and management believes that they present fairly the company’s consolidated financial position and results of operations. The integrity of the information presented in the financial statements, including estimates and judgments relating to matters not concluded by fiscal year end, is the responsibility of management. To fulfill this responsibility, an internal control structure designed to protect the company’s assets and properly record transactions and events as they occur has been developed, placed in operation and maintained. The internal control structure is supported by an extensive program of internal audits and is tested and evaluated by the independent auditors in connection with their annual audit. The Board of Directors pursues its responsibility for financial information through an Audit Committee of Directors who are not employees. The internal auditors and the independent auditors have full and free access to the Committee. Periodically, the Committee meets separately with the independent auditors and with internal audit without management present to discuss the results of their audits, the adequacy of the internal control structure and the quality of financial reporting.

ALAN L . BOECKMANN	D. MICHAEL STEUERT
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Fluor Corporation

We have audited the accompanying consolidated balance sheets of Fluor Corporation at December 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for the year ended December 31, 2001, the two months ended December 31, 2000 and each of the two years in the period ended October 31, 2000. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001, the two months ended December 31, 2000 and each of the two years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Orange County, California
January 28, 2002

QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations:

	First Quarter	Second Quarter(2)	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)(1)
Year ended December 31, 2001
Revenues	$1,911,224	$2,227,360	$2,198,626	$2,634,951
Cost of revenues	1,818,686	2,137,165	2,113,777	2,549,344
Earnings from continuing operations before taxes	22,336	51,126	66,016	45,842
Earnings from continuing operations	16,484	35,119	44,761	31,402
Net earnings (loss)	11,192	34,239	(54,514)	28,493
Basic earnings (loss) per share
Continuing operations	0.22	0.45	0.57	0.40
Discontinued operations	(0.07)	(0.01)	(1.26)	(0.04)
Net earnings (loss)	0.15	0.44	(0.69)	0.36
Diluted earnings (loss) per share
Continuing operations	0.21	0.44	0.56	0.39
Discontinued operations	(0.07)	(0.01)	(1.24)	(0.03)
Net earnings (loss)	$0.14	$0.43	$(0.68)	$0.36

Year ended October 31, 2000
Revenues	$2,606,170	$2,092,941	$2,546,746	$2,177,022
Cost of revenues	2,529,926	2,017,098	2,508,486	2,107,431
Special provision	—	(17,919)	—	—
Earnings from continuing operations before taxes	52,020	63,849	8,077	40,341
Earnings from continuing operations	36,761	43,984	7,151	28,377
Net earnings (loss)	52,252	51,042	33,338	(12,683)
Basic earnings (loss) per share
Continuing operations	0.49	0.58	0.09	0.38
Discontinued operations	0.20	0.10	0.35	(0.55)
Net earnings (loss)	0.69	0.68	0.44	(0.17)
Diluted earnings (loss) per share
Continuing operations	0.48	0.57	0.09	0.37
Discontinued operations	0.21	0.09	0.35	(0.54)
Net earnings (loss)	$0.69	$0.66	$0.44	$(0.17)

(1)	All periods have been restated to present certain non-core businesses discussed in the Notes to Consolidated Financial Statements as discontinued operations.

(2)	In April 2000, the company reversed into earnings $17.9 million, a reserve no longer required, due to changes in its 1999 reorganization plan.