Form 10-Q
period 2002-03-31
FLUOR CORP
filed 2002-05-15
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number: 1-16129

FLUOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0927079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

One Enterprise Drive, Aliso Viejo, CA 92656
(Address of principal executive offices)

(949) 349-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of April 30, 2002, there were 80,556,241 shares of common stock outstanding.

FLUOR CORPORATION

FORM 10-Q
March 31, 2002

PART I:    FINANCIAL INFORMATION

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31, 2002 and 2001
Unaudited

	2002	2001
	$ in thousands, except per share amounts
REVENUES	$2,506,609	$1,911,224
COSTS AND EXPENSES
Cost of revenues	2,420,045	1,818,686
Corporate administrative and general expense	33,469	62,793
Interest expense	2,185	10,345
Interest income	(2,715)	(2,936)

Total Costs and Expenses	2,452,984	1,888,888

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	53,625	22,336
INCOME TAX EXPENSE	17,444	5,852

EARNINGS FROM CONTINUING OPERATIONS	36,181	16,484
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	1,437	(5,292)
GAIN ON DISPOSAL, NET OF TAXES	3,572	—

NET EARNINGS	$41,190	$11,192

BASIC EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$0.46	$0.22
DISCONTINUED OPERATIONS	0.06	(0.07)

NET EARNINGS	$0.52	$0.15

DILUTED EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$0.45	$0.21
DISCONTINUED OPERATIONS	0.06	(0.07)

NET EARNINGS	$0.51	$0.14

SHARES USED TO CALCULATE EARNINGS (LOSS) PER SHARE
BASIC	79,182	75,203

DILUTED	79,901	76,982

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See Accompanying Notes

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2002 and December 31, 2001
Unaudited

	March 31, 2002	December 31, 2001*
	$ in thousands
ASSETS
Current assets
Cash and cash equivalents	$673,289	$572,654
Accounts and notes receivable	564,423	565,525
Contract work in progress	429,157	393,380
Deferred taxes	203,546	210,104
Inventory and other current assets	102,996	109,664

Total current assets	1,973,411	1,851,327
Assets of discontinued operations	144,391	208,951
Property, plant and equipment (net of accumulated depreciation of $299,301 and $293,374, respectively)	500,978	508,104
Investments and goodwill, net	132,903	114,295
Deferred taxes	64,506	66,714
Other	350,032	341,771

	$3,166,221	$3,091,162

*	Amounts at December 31, 2001 have been derived from audited financial statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET—(Continued)
March 31, 2002 and December 31, 2001
Unaudited

	March 31, 2002	December 31, 2001 *
	$ in thousands
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$430,361	$382,528
Short-term debt	20,273	38,442
Advances from affiliate	529,518	527,904
Advance billings on contracts	426,570	423,996
Accrued salaries, wages and benefits	255,637	263,012
Other accrued liabilities	190,153	175,536

Total current liabilities	1,852,512	1,811,418
Liabilities of discontinued operations	53,103	58,111
Long-term debt due after one year	17,599	17,594
Noncurrent liabilities	417,751	414,773
Contingencies and commitments
Shareholders’ equity
Capital stock
Preferred—authorized 20,000,000 shares without par value; none issued
Common—authorized 150,000,000 shares of $0.01 par value; issued and outstanding—80,504,264 and 80,106,715 shares, respectively	805	801
Additional capital	364,860	352,960
Unamortized executive stock plan expense	(23,376)	(22,779)
Accumulated other comprehensive loss	(53,454)	(49,805)
Retained earnings	536,421	508,089

Total shareholders’ equity	825,256	789,266

	$3,166,221	$3,091,162

*	Amounts at December 31, 2001 have been derived from audited financial statements.

See Accompanying Notes

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2002 and 2001
Unaudited

	2002	2001
	$ in thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$41,190	$11,192
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization
Continuing operations	19,073	18,981
Discontinued operations	—	11,277
Deferred taxes	9,076	(16,059)
Changes in operating assets and liabilities, excluding effects of business acquisitions/dispositions	33,838	43,764
Equity in (earnings) losses of investees	982	(3,720)
Other, net	(19,157)	(7,014)

Cash provided by operating activities	85,002	58,421

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures
Continuing operations	(23,174)	(26,278)
Discontinued operations	(3,914)	(14,228)
Investments, net	(1,500)	159
Proceeds from sale of property, plant and equipment	25,759	16,751
Proceeds from sale of subsidiary	45,891	—
Other, net	(668)	(618)

Cash provided (utilized) by investing activities	42,394	(24,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(12,858)	(12,455)
Decrease in short-term borrowings	(17,902)	(42,624)
Stock options exercised	7,154	97,006
Purchases of common stock	(2,381)	—
Other, net	(774)	(626)

Cash provided (utilized) by financing activities	(26,761)	41,301

Increase in cash and cash equivalents	100,635	75,508
Cash and cash equivalents at beginning of period	572,654	21,850

Cash and cash equivalents at end of period	$673,289	$97,358

See Accompanying Notes

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company’s December 31, 2001 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that can be expected for a full year.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at March 31, 2002 and its consolidated results of operations and cash flows for the three months ended March 31, 2002 and 2001.

Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

(2)  Short-term debt comprises the following:

	March 31, 2002	December 31, 2001
	$ in thousands
Notes payable to banks	$20,273	$38,175
Trade notes payable	—	267

	$20,273	$38,442

(3)  Advances from affiliate relate to cash received by a joint venture entity from advance billings on contracts, which are made available to the partners. Such advances are classified as an operating liability of the company.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)  The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31,
	2002	2001
	$ in thousands
Net earnings	$41,190	$11,192
Foreign currency translation adjustment	(3,649)	(4,777)

Comprehensive income	$37,541	$6,415

(5)  Cash paid for interest was $3.2 million and $15.0 million for the three-month periods ended March 31, 2002 and 2001, respectively. Income tax payments, net of receipts, were $7.0 million and $10.6 million during the three-month periods ended March 31, 2002 and 2001, respectively.

(6)  Operations are aligned into five industry segments: Energy and Chemicals, Industrial and Infrastructure, Power, Global Services and Government Services. The Energy and Chemicals segment provides engineering and construction professional services for the upstream oil and gas production, refining, petrochemical, and specialty and fine chemicals. The Industrial and Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, telecommunication and transportation projects and other facilities. The Power segment provides professional services to engineer and construct power generation facilities. Services provided by the Power segment are conducted through two joint ventures; Duke/Fluor Daniel, a 50 percent owned partnership with Duke Energy and ICA/Fluor, a 49 percent owned joint venture with Grupo ICA, a Mexican company. The Global Services segment includes operations and maintenance, equipment and temporary staffing services and the company’s global sourcing and procurement services business. The Government Services segment provides project management services to the United States government.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating information by segment for the company’s continuing operations are as follows for the three months ended March 31, 2002 and 2001:

	2002	2001
	$ in millions
External revenue
Energy and Chemicals	$786.9	$545.7
Industrial and Infrastructure	486.6	518.1
Power	741.0	312.9
Global Services	279.4	329.7
Government Services	212.7	199.1
Corporate and Other	—	5.7

Total external revenue	$2,506.6	$1,911.2

Operating profit
Energy and Chemicals	$32.0	$28.8
Industrial and Infrastructure	15.0	21.7
Power	13.0	14.5
Global Services	21.4	22.8
Government Services	5.2	4.7

Total operating profit	$86.6	$92.5

A reconciliation of the segment information to consolidated amounts for the three months ended March 31, 2002 and 2001 is as follows:

	2002	2001
	$ in millions
Total segment operating profit	$86.6	$92.5
Corporate administrative and general expense	33.5	62.8
Interest (income) expense, net	(0.5)	7.4

Earnings from continuing operations before taxes	$53.6	$22.3

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill is no longer amortized but will be subject to annual impairment tests. The company adopted SFAS 142 effective January 1, 2002 and ceased amortizing goodwill. Earnings from continuing operations for the first quarter of 2001 includes $0.8 million of amortization expense ($0.01 per diluted share). During the first quarter of 2002, the company initiated the first of the required impairment tests of goodwill associated with continuing operations and has determined that none of the goodwill is impaired. Goodwill at March 31, 2002 was $22.5 million.

(8)  In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and temporary staffing operations. An active program to consummate such disposal has been initiated and is expected to be completed by the end of 2002. Management’s plans call for these operations to be disposed of by sale of the operating unit or of the related assets. The operations to be disposed of include the following:

• Dealership	operations of AMECO

• AMECO	subsidiaries in Peru and Argentina

• GlobEquip,	LLC

• TRS,	except for the onsite recruiting services business that supports Fluor projects in the U.S. and U.K.

During the first quarter of 2002, the sale of S&R Equipment Company, one of the dealership operations of AMECO, was completed resulting in cash proceeds of $45.9 million and recognition of an excess of proceeds over the carrying value, net of tax, of approximately $3.0 million.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenues and earnings (loss) from discontinued operations for the three months ended March 31, 2002 and 2001 are as follows:

	2002	2001
	$ in thousands
Revenue
Dealership operations	$49,194	$67,451
Other equipment operations	4,227	3,474
Temporary staffing operations	25,172	40,670

Total revenue	$78,593	$111,595

Earnings (loss) from discontinued operations
Dealership operations	$2,530	$(1,110)
Other equipment operations	213	(1,280)
Temporary staffing operations	(553)	(4,885)

Earnings (loss) from discontinued operations before tax	2,190	(7,275)
Income tax expense (benefit)	753	(1,983)

Earnings (loss) from discontinued operations	$1,437	$(5,292)

Gain on disposal before tax	$5,127	$—
Income tax expense	1,555	—

Gain on disposal	$3,572	$—

The net assets of discontinued operations consisted of the following:

	March 31, 2002	December 31, 2001
	$ in thousands
Accounts & notes receivable	$37,774	$47,996
Inventories & other assets	40,362	54,272
Property, plant & equipment, net	66,255	106,683

Total assets of discontinued operations	$144,391	$208,951

Accounts and notes payable	$20,932	$21,090
Accrued and other liabilities	32,171	37,021

Total liabilities of discontinued operations	$53,103	$58,111

FLUOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes and the company’s December 31, 2001 annual report on Form 10-K. For purposes of reviewing this document, “operating profit” is calculated as revenues less cost of revenues excluding: special provision; corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; other non-operating income and expense items; and gain or loss on discontinued operations.

FORWARD-LOOKING INFORMATION

Statements regarding the company’s projected earning levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward looking in nature. These forward-looking statements reflect current analysis of existing information. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

•	Changes in global business, economic, political and social conditions;

•	The company’s failure to receive anticipated new contract awards;

•	Customer cancellations of, or scope adjustments to, existing contracts;

•	Difficulties or delays incurred in the execution of construction contracts resulting in cost overruns or liabilities;

•	Customer delays or defaults in making payments;

•	Difficulties and delays incurred in the implementation of strategic initiatives;

•	Risks and impacts resulting from the company’s reverse spin-off transaction consummated November 20, 2000 involving Massey Energy Company;

•	The impact of past and future environmental, health and safety regulations and lawsuits; and

•	Competition in the global engineering and construction industry.

While most risks affect only future costs or revenues anticipated by the company, some risks may relate to accruals that have already been reflected in earnings. The company’s failure to receive payments of accrued amounts could result in a charge against future earnings.

Additional information concerning these and other factors can be found in press releases as well as periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1. Business—Other Matters—Company Business Risks” in the company’s Form 10-K filed March 21, 2002. These filings are available either publicly or upon request from Fluor’s Investor Relations Department: (949) 349-3909. The company disclaims any intent or obligation to update its forward-looking statements.

RESULTS OF CONTINUING OPERATIONS

Revenues from continuing operations for the three months ended March 31, 2002 increased 31 percent compared with the same period in 2001. Earnings from continuing operations for the three months ended March 31, 2002 was $36.2 million compared with $16.5 million for the comparable 2001 period. Because of significant fluctuations in the trading price of the company’s common stock during the first quarter of 2001, operating results for the three months ended March 31, 2001 were impacted by stock-price based compensation charges of $16.2 million after tax ($0.21 per diluted share). The impact of stock based compensation in the first quarter of 2002 was not material.

Consolidated new awards for the three months ended March 31, 2002 were $2.6 billion compared to $2.5 billion in the comparable 2001 period. Consolidated backlog at March 31, 2002 increased 14 percent to $11.6 billion from $10.2 billion in the first quarter of 2001. Approximately 28 percent of consolidated new awards for the three months ended March 31, 2002 were for projects located outside of the United States. As of March 31, 2002, approximately 40 percent of consolidated backlog relate to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

ENERGY AND CHEMICALS

Revenues and operating profit for the Energy and Chemicals segment are summarized as follows:

	Three Months Ended March 31
	2002	2001
	$ in millions
Revenues	$786.9	$545.7
Operating profit	32.0	28.8

Revenues increased during the 2002 period relative to the 2001 comparison period, primarily due to an increase in work performed reflecting the growth in backlog over the past 12 months.

Operating profit increased 11 percent in the first quarter of 2002 compared with the same period in 2001. Expressed as percentages of revenues, the operating profit margin was 4.1 percent compared with 5.3 percent for the three months ended March 31, 2002 and 2001, respectively. The decrease in operating profit margin reflects a shift in mix of work performed as projects moved from higher-margined preliminary studies and engineering work to full engineering, procurement and construction projects.

New awards in the 2002 period were $433.0 million compared with $636.7 million for the 2001 comparison period. Included in new awards for the 2002 period are two significant refinery rebuild projects and additional clean fuels projects.

Backlog at March 31, 2002 increased to $3,500.1 million compared to $3.337.1 million at March 31, 2001. The increase in backlog resulted from the higher level of new awards for clean fuels and other energy projects during the past 12 months.

INDUSTRIAL AND INFRASTRUCTURE

Revenues and operating profit for the Industrial and Infrastructure segment are summarized as follows:

	Three Months Ended March 31
	2002	2001
	$ in millions
Revenues	$486.6	$518.1
Operating profit	15.0	21.7

Revenues declined during the 2002 period due to a slower economic environment in the manufacturing and consumer products sector compared with the prior year. Results for the three-month period of 2001 benefited from incentives related to completion of a large transportation project.

New awards for the Industrial and Infrastructure segment in the three months ended March 31, 2002 were $716.4 million compared with $540.5 million for the three months ended March 31, 2001. New awards increased due to continuing strength in life sciences combined with a strong quarter for mining resulting in a 21 percent increase in backlog at March 31, 2002 compared with backlog at March 31, 2001.

POWER

Revenues and operating profit for the Power segment are summarized as follows:

	Three Months Ended March 31
	2002	2001
	$ in millions
Revenues	$741.0	$312.9
Operating profit	13.0	14.5

Revenues for the 2002 period more than doubled compared with the 2001 period due to a higher volume of work performed, reflecting the growth in the number of projects in progress over the past 12 months. Operating profit for the three months ended March 31, 2002 was impacted by higher costs related to certain projects booked prior to 2001 that are nearing completion. Two of these projects are experiencing reduced labor productivity which will result in higher than anticipated costs to complete. As a result, the full impact of these increased costs were recognized in the first quarter of 2002 as required by contract accounting principles. The negative margins on these projects in the first quarter of 2002 reduced the recognized margins on other profitable projects, resulting in overall reduced operating margin of 1.8 percent compared with 4.6 percent for the comparable period of 2001.

New awards for the 2002 period were $791.2 million compared with $899.6 million for the 2001 period. This reduction is consistent with the anticipated slowdown in new awards for power projects.

Backlog increased by 20 percent for the 2002 period compared with the 2001 period. The increase reflects contributions from a strong trend in new awards over the past 12 months. New awards in the Power segment are expected to moderate in 2002 as the near term demand for additional power generation subsides.

GLOBAL SERVICES

Revenues and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended March 31
	2002	2001
	$ in millions
Revenues	$279.4	$329.7
Operating profit	21.4	22.8

Revenue and operating profit declined during the 2002 period compared with the 2001 period primarily due to a weakening in operations and maintenance service activities following the events of last September.

New awards and backlog for Global Services reflects Operations and Maintenance activities. New awards increased 40 percent to $615.4 million for the three months ended March 31, 2002 from $441.1 million in the comparable 2001 period. The nature and size of projects can vary in new award levels from period to period and it should be noted that the first quarter tends to benefit from contract renewals.

Backlog at March 31, 2002 was $2,069.4 million compared with $1,788.5 million at March 31, 2001. The equipment, temporary staffing and global sourcing and procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue.

GOVERNMENT SERVICES

Revenues and operating profit for the Government Services segment are summarized as follows:

	Three Months Ended March 31
	2002	2001
	$ in millions
Revenues	$212.7	$199.1
Operating profit	5.2	4.7

Revenues and operating profit increased 7 percent and 11 percent, respectively, in the 2002 period compared with the 2001 period.

New awards declined in the 2002 period compared with the 2001 period to $14.5 million from $16.3 million. New awards for the Government Services segment varies considerably from quarter to quarter and is typically higher in the third quarter when funding is renewed on two major DOE projects.

Backlog at March 31, 2002 of $436.4 million was flat compared with $435.5 million in the comparable 2001 period.

OTHER

Net interest income for the three months ended March 31, 2002 was $0.5 million compared with net interest expense of $7.4 million for the 2001 comparison period. The improvement was due to the company’s strong cash position and minimal debt.

Corporate administrative and general expense for the three months ended March 31, 2002 was $33.5 million compared with $62.8 million in the 2001 comparison period. The decrease is the principal result of stock-price based compensation charges of $25.0 million ($16.2 million after tax) recognized in the first quarter of 2001. Expenses related to the company’s Enterprise Resource Management system, Knowledge@Work, were $10.9 million compared with $8.7 million for the three months ended March 31, 2002 and 2001, respectively.

The effective tax rate on the company’s continuing operations for the 2002 quarter was 32.5 percent. This represents a one-percentage point increase compared with the 2001 quarter after excluding the impact of stock price-based compensation expense. This increase in the 2002 tax rate is primarily attributable to a decrease in tax benefits related to the foreign sales corporation as a result of the company’s migration of engineering activity overseas.

DISCONTINUED OPERATIONS

In September 2001, the company adopted a plan as approved by the Board of Directors that will enhance focus on its core engineering, procurement, construction and maintenance (EPCM) business through the disposition of certain non-strategic businesses. The company is pursuing the sale of its AMECO dealerships and the non-EPCM portions of TRS, its temporary staffing business. In addition, the company is exiting certain AMECO markets in South America and has completed closure of GlobEquip, LLC, a web-based business established to sell surplus heavy equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations and the provisions to adjust the assets of the disposal groups to fair value have been reported as discontinued operations.

Discontinued operations for the three months ended March 31, 2002 reported earnings and gain on disposal of $5.0 million compared with a loss of $5.3 million for the 2001 comparison period.

Operating results for businesses discontinued in 2001 were earnings of $1.4 million, after-tax, for the three months ended March 31, 2002 compared with an after-tax loss of $5.3 million for the

2001 comparison period. The 2002 earnings for the three month period include an after-tax impairment credit of $3.6 million which primarily reflects the excess of proceeds over the carrying value realized on the sale of one of the dealerships that closed in the first quarter of 2002.

FINANCIAL POSITION AND LIQUIDITY

During the first quarter of 2002, substantial cash flow from operations and asset sales combined to more than offset cash utilized for capital expenditures, debt reduction and dividends to produce an increase in cash of $100.6 million.

Cash provided by operating activities amounted to $85.0 million in the three months ended March 31, 2002 compared with $58.4 million in the same period in 2001. The increase is primarily attributable to the increase in earnings after adding back non-cash depreciation and amortization expense for both continuing and discontinued operations and deferred taxes.

Cash provided from changes in operating assets and liabilities in the 2002 period was primarily from an increase in project related payables on work in process. Advances from Duke/Fluor Daniel in the first quarter of 2002 provided cash of $1.6 million compared with $85.8 million in the comparable period of 2001. These advances represent the company’s proportional share of excess cash from Duke/Fluor Daniel that was generated from client advance payments on contracts in progress. Receipt of advances from clients on Duke/Fluor Daniel projects is a normal condition in contracts in the power industry where most projects are negotiated on a fixed price basis. Substantial expenditures for work performed on projects in progress combined with an expected moderation in receipt of new client advances from a slowing in the pace of new project awards in the Power segment could result in a decrease of as much as $200 to $300 million in the balance of these advances over the remainder of 2002. Cash provided by operating assets and liabilities in 2001 was primarily attributable to the advances received from Duke/Fluor Daniel as mentioned above. The levels of operating assets and liabilities vary from period to period and are affected by the mix, stage of completion and commercial terms of engineering and construction projects.

Cash flows from investing activities included $45.9 million from the sale of S&R Equipment Company, one of the dealership entities of AMECO. The proceeds from the sale of property, plant and equipment included approximately $18.8 million realized from the liquidation sale of equipment at one dealership and the AMECO operations in Argentina and Peru. Disposal of the remaining dealership operations is expected to be completed by the end of this year. Capital expenditures for continuing operations were $23.2 million in the first quarter of 2002 compared with $26.3 million in the same period of 2001. Capital expenditures for discontinued operations in 2002 declined substantially compared with 2001 reflecting the disposal of two of the five dealership operations and the shut-down activities at one dealership and the AMECO operations in Argentina and Peru.

Cash flows from financing activities reflected a utilization of cash for dividends ($0.16 per share) and debt reduction in the first quarter of 2002. This contrasts with the first quarter of 2001 which benefited from $97.0 million of cash generated from the exercise of stock options as the price of Fluor stock advanced following the successful spin-off of Massey Energy Company on November 30, 2000.

Liquidity is currently being provided by substantial customer advances on contracts in progress including the company’s proportional share of excess cash that has been advanced to the company by Duke/Fluor Daniel. This cash advance position enables the company to have very low debt levels at present. As work is performed on projects, client advances, including amounts from Duke/Fluor Daniel are expected to decline as discussed above. Liquidity, as required, is available from the company’s access to the commercial paper market from which it may borrow up to $390 million as supported by lines of credit from banks. In addition, the company has $121 million in available uncommitted lines of credit that can be accessed for general cash management purposes.

In the ordinary course of the contracting business, letters of credit are provided to clients in lieu of retention or for performance and completion guarantees on engineering and construction contracts. Primarily as a result of the company’s strong credit standing which provides the availability of letters of credit capacity, retainage on engineering and construction contracts is minimal. The company also uses surety bonds to guarantee its performance on contracts.

FINANCIAL INSTRUMENTS

The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At March 31, 2002 and 2001, the company had forward foreign exchange contracts of less than 18 months duration to exchange principally Euros, Australian dollars, British pounds, Canadian dollars, Dutch guilders, German marks and Spanish pesetas for U.S. dollars. The total gross notional amount of these contracts at March 31, 2002 and 2001 was $9.0 million and $95.3 million, respectively, representing forward contracts to purchase foreign currency.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142 goodwill is no longer amortized but will be subject to annual impairment tests. The company adopted SFAS 142 effective January 1, 2002 and ceased amortizing goodwill. Earnings from continuing operations for the first quarter of 2001 includes $0.8 million of amortization expense ($0.01 per diluted share). During the first quarter of 2002, the company initiated the first of the required impairment tests of goodwill associated with continuing operations and has determined that none of the goodwill is impaired.

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG
Three Months Ended March 31, 2002 and 2001
Unaudited

	Three Months Ended March 31,
	2002	2001
	$ in millions
Backlog—beginning of period	$11,505.5	$9,766.7
New awards	2,570.5	2,534.2
Adjustments and cancellations, net	(28.8)	(251.8)
Work performed	(2,469.0)	(1,865.4)

Backlog—end of period	$11,578.2	$10,183.7

PART II:     OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)	Date of Meeting. The annual meeting of shareholders of Fluor Corporation was held on May 8, 2002 at the Houstonian Hotel in Houston, Texas.

(b)	Election of Directors—Voting Results

Directors elected—

Peter J. Fluor
69,290,313	FOR
1,189,337	VOTED TO WITHHOLD AUTHORITY

David P. Gardner
69,853,235	FOR
626,415	VOTED TO WITHHOLD AUTHORITY

Bobby R. Inman
69,836,705	FOR
642,945	VOTED TO WITHHOLD AUTHORITY

James O. Rollans
69,890,870	FOR
588,780	VOTED TO WITHHOLD AUTHORITY

Other directors continuing in office—

Alan L. Boeckmann
Thomas L. Gossage
James T. Hackett
Vilma S. Martinez
Dean R. O’Hare
Lord Robin W. Renwick
Martha R. Seger

(c)	Matters Voted Upon. Ratification of the appointment of Ernst & Young LLP as independent auditors for 2002:

67,363,070	FOR
2,793,997	AGAINST
322,583	ABSTAIN
0	BROKER NON-VOTE

(d) Terms of settlement between registrant and any other participant. None

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

None

(b)  Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION (Registrant)

By:	/s/ D. M. STEUERT
D. M. Steuert Senior Vice President and Chief Financial Officer

By:	/s/ V. L. PRECHTL
V. L. Prechtl, Vice President and Controller

Date:    May 15, 2002