Form 10-Q
period 2002-06-30
FLUOR CORP
filed 2002-08-14
CIK 1124198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X] No [ ]

As of July 31, 2002, there were 80,660,619 shares of common stock outstanding.

                                FLUOR CORPORATION

                                    FORM 10-Q

                                  JUNE 30, 2002

TABLE OF CONTENTS                                                                                 PAGE
------------------------------------------------------------------------------------------------------
Part I:    Financial Information

         Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2002
         and 2001...............................................................................    2

         Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2002
         and 2001...............................................................................    3

         Condensed Consolidated Balance Sheet at June 30, 2002 and
         December 31, 2001......................................................................    4

         Condensed Consolidated Statement of Cash Flows for the Six Months
         Ended June 30, 2002 and 2001...........................................................    5

         Notes to Condensed Consolidated Financial Statements...................................    6

         Management's Discussion and Analysis of Financial Condition and Results of Operations..   12

         Changes in Consolidated Backlog........................................................   22

Part II:   Other Information....................................................................   23

Signatures......................................................................................   24

                          PART I: FINANCIAL INFORMATION

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    Three Months Ended June 30, 2002 and 2001

                                    UNAUDITED

$ in thousands, except per share amounts                    2002           2001
-----------------------------------------------------------------------------------
REVENUES                                                $  2,536,113    $ 2,227,360

COSTS AND EXPENSES
     Cost of revenues                                      2,439,409      2,137,165
     Corporate administrative and general expense             31,606         35,127
     Interest expense                                          2,462          9,193
     Interest income                                          (4,310)        (5,251)
                                                        ---------------------------
Total Costs and Expenses                                   2,469,167      2,176,234
                                                        ---------------------------

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES              66,946         51,126
INCOME TAX EXPENSE                                            23,935         16,007
                                                        ---------------------------
EARNINGS FROM CONTINUING OPERATIONS                           43,011         35,119
LOSS FROM DISCONTINUED OPERATIONS,
     NET OF TAXES                                             (1,435)          (880)
GAIN ON DISPOSAL, NET OF TAXES                                 1,399             --
                                                        ---------------------------
NET EARNINGS                                            $     42,975    $    34,239
                                                        ===========================

BASIC EARNINGS (LOSS) PER SHARE
     CONTINUING OPERATIONS                              $       0.54    $      0.45
     DISCONTINUED OPERATIONS                                      --          (0.01)
                                                        ---------------------------
     NET EARNINGS                                       $       0.54    $      0.44
                                                        ===========================

DILUTED EARNINGS (LOSS) PER SHARE
     CONTINUING OPERATIONS                              $       0.54    $      0.44
     DISCONTINUED OPERATIONS                                      --          (0.01)
                                                        ---------------------------
     NET EARNINGS                                       $       0.54    $      0.43
                                                        ===========================
SHARES USED TO CALCULATE EARNINGS (LOSS) PER SHARE
         BASIC                                                79,464         78,138
                                                        ===========================
         DILUTED                                              80,359         79,878
                                                        ===========================

DIVIDENDS DECLARED PER SHARE                            $       0.16    $      0.16
                                                        ===========================

    See Accompanying Notes

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     Six Months Ended June 30, 2002 and 2001

                                    UNAUDITED

$ in thousands, except per share amounts                     2002           2001
-----------------------------------------------------------------------------------
REVENUES                                                $  5,042,722    $ 4,138,584

COSTS AND EXPENSES
     Cost of revenues                                      4,859,454      3,955,851
     Corporate administrative and general expense             65,075         97,920
     Interest expense                                          4,647         19,538
     Interest income                                          (7,025)        (8,187)
                                                        ---------------------------
Total Costs and Expenses                                   4,922,151      4,065,122
                                                        ---------------------------

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES             120,571         73,462
INCOME TAX EXPENSE                                            41,379         21,859
                                                        ---------------------------
EARNINGS FROM CONTINUING OPERATIONS                           79,192         51,603
EARNINGS (LOSS) FROM DISCONTINUED
     OPERATIONS, NET OF TAXES                                      2         (6,172)
GAIN ON DISPOSAL, NET OF TAXES                                 4,971             --
                                                        ---------------------------
NET EARNINGS                                            $     84,165    $    45,431
                                                        ===========================

BASIC EARNINGS (LOSS) PER SHARE
     CONTINUING OPERATIONS                              $       1.00    $      0.67
     DISCONTINUED OPERATIONS                                    0.06          (0.08)
                                                        ---------------------------
     NET EARNINGS                                       $       1.06    $      0.59
                                                        ===========================

DILUTED EARNINGS (LOSS) PER SHARE
     CONTINUING OPERATIONS                              $       0.99    $      0.66
     DISCONTINUED OPERATIONS                                    0.06          (0.08)
                                                        ---------------------------
     NET EARNINGS                                       $       1.05    $      0.58
                                                        ===========================

SHARES USED TO CALCULATE EARNINGS (LOSS) PER SHARE
       BASIC                                                  79,324         76,671
                                                        ===========================
       DILUTED                                                80,135         78,431
                                                        ===========================

DIVIDENDS DECLARED PER SHARE                            $       0.32    $      0.32
                                                        ===========================

    See Accompanying Notes

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       June 30, 2002 and December 31, 2001

                                    UNAUDITED

                                                                  June 30,         December 31,
$ in thousands                                                      2002               2001 *
-----------------------------------------------------------------------------------------------
ASSETS

Current assets
     Cash and cash equivalents                                $       836,264     $     572,654
     Accounts and notes receivable                                    506,031           565,525
     Contract work in progress                                        391,510           393,380
     Deferred taxes                                                   208,005           210,104
     Inventory and other current assets                                84,495           109,664
                                                              ---------------------------------
         Total current assets                                       2,026,305         1,851,327

Assets of discontinued operations                                     119,335           208,951

Property, plant and equipment (net of accumulated
     depreciation of $324,251 and $293,374, respectively)             483,735           508,104
Investments and goodwill, net                                         175,865           165,610
Deferred taxes                                                         55,735            66,714
Other                                                                 345,152           341,771
                                                              ---------------------------------
                                                              $     3,206,127     $   3,142,477
                                                              =================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Trade accounts payable                                   $       439,652     $     382,528
     Short-term debt                                                   13,522            38,442
     Advances from affiliate                                          505,013           539,414
     Advance billings on contracts                                    370,897           423,996
     Accrued salaries, wages and benefits                             293,008           302,817
     Other accrued liabilities                                        234,669           175,536
                                                              ---------------------------------
         Total current liabilities                                  1,856,761         1,862,733

Liabilities of discontinued operations                                 46,576            58,111
Long-term debt due after one year                                      17,604            17,594
Noncurrent liabilities                                                425,501           414,773
Contingencies and commitments

Shareholders' equity
     Capital stock
       Preferred - authorized 20,000,000 shares without par
           value; none issued
       Common - authorized 150,000,000 shares of $0.01 par
           value; issued and outstanding - 80,646,143 and
           80,106,715 shares, respectively                                806               801
     Additional capital                                               369,869           352,960
     Unamortized executive stock plan expense                         (21,535)          (22,779)
     Accumulated other comprehensive loss                             (55,954)          (49,805)
     Retained earnings                                                566,499           508,089
                                                              ---------------------------------
         Total shareholders' equity                                   859,685           789,266
                                                              ---------------------------------
                                                              $     3,206,127     $   3,142,477
                                                              ==================================

* Amounts at December 31, 2001 have been derived from audited financial statements.

See Accompanying Notes

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001

                                    UNAUDITED

$ in thousands                                                     2002        2001
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                  $   84,165    $   45,431
Adjustments to reconcile net earnings to cash provided by
 operating activities:
     Depreciation and amortization
         Continuing operations                                    39,382        41,538
         Discontinued operations                                      --        20,676
     Special provision, net of cash payments                          --        (3,868)
     Deferred taxes                                               11,513         5,480
     Changes in operating assets and liabilities, excluding
         effects of business acquisitions/dispositions           110,694       156,305
     Equity in earnings of investees                              (1,329)       (6,013)
     Other, net                                                  (11,849)       16,257
                                                              ------------------------
Cash provided by operating activities                            232,576       275,806
                                                              ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures
     Continuing operations                                       (36,977)      (79,648)
     Discontinued operations                                     (10,489)      (22,746)
Investments, net                                                  14,235         9,299
Proceeds from sale of property, plant and equipment               56,978        31,916
Proceeds from sale of subsidiaries                                50,955            --
Other, net                                                        (1,062)        6,109
                                                              ------------------------
Cash provided (utilized) by investing activities                  73,640       (55,070)
                                                              ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Cash dividends paid                                              (25,755)      (12,455)
Decrease in short-term borrowings                                (24,653)     (188,801)
Proceeds from sale/leaseback transaction                              --       127,000
Stock options exercised                                           11,058       143,745
Purchases of common stock                                         (2,381)           --
Other, net                                                          (875)       (1,064)
                                                              ------------------------
Cash provided (utilized) by financing activities                 (42,606)       68,425
                                                              ------------------------

Increase in cash and cash equivalents                            263,610       289,161
Cash and cash equivalents at beginning of period                 572,654        21,850
                                                              ------------------------
Cash and cash equivalents at end of period                    $  836,264    $  311,011
                                                              ========================

See Accompanying Notes

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's December 31, 2001 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that can be expected for a full year.

     The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at June 30, 2002 and its consolidated results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. In the six months ended June 30, 2002, the company recognized certain dispute resolution provisions to reflect changes in estimate with respect to matters that are in mediation or arbitration or, in some cases, the subject of pending litigation between the company and certain clients.

     Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

(2)  Short-term debt comprises the following:

                                            June 30,      December 31,
     $ in thousands                           2002            2001
     -----------------------------------------------------------------

     Notes payable to banks                $   13,522     $     38,175
     Trade notes payable                           --              267
                                           ---------------------------
                                           $   13,522     $     38,442
                                           ===========================

(3) Advances from affiliate relate to cash received by Duke/Fluor Daniel, a joint venture entity, from advance billings on contracts, which are made available to the partners. Such advances are classified as an operating liability of the company.

(4)  The components of comprehensive income, net of related tax, are as follows:

                                         Three Months Ended           Six Months Ended
                                               June 30                     June 30
                                        ----------------------     ---------------------
     $ in thousands                       2002         2001           2002       2001
     -----------------------------------------------------------------------------------

     Net earnings                       $  42,975    $  34,239     $  84,165    $ 45,431
     Foreign currency  translation
      adjustment                           (2,500)       1,158        (6,149)     (3,619)
                                        ----------------------     ---------------------
     Comprehensive income               $  40,475    $  35,397     $  78,016    $ 41,812
                                         =====================     =====================

(5) Cash paid for interest was $5.6 million and $25.6 million for the six-month periods ended June 30, 2002 and 2001, respectively. Income tax payments, net of receipts, were $23.7 million and $24.4 million during the six-month periods ended June 30, 2002 and 2001, respectively.

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(6) Operations are aligned into five industry segments: Energy and Chemicals, Industrial and Infrastructure, Power, Global Services and Government Services. The Energy and Chemicals segment provides engineering and construction professional services for the upstream oil and gas production, refining, petrochemical, and specialty and fine chemicals. The Industrial and Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, telecommunication and transportation projects and other facilities. The Power segment provides professional services to engineer, construct and maintain power generation facilities. Services provided by the Power segment are primarily conducted through two joint venture groups; Duke/Fluor Daniel, 50 percent owned partnerships with Duke Energy and ICA/Fluor, 49 percent owned joint ventures with Grupo ICA, a Mexican company. The Global Services segment includes operations and maintenance, equipment and temporary staffing services and the company's global sourcing and procurement services business. The Government Services segment provides project management services to the United States government.

     Operating information by segment for the company's continuing operations are as follows for the three and six months ended June 30, 2002 and 2001:

                                               Three Months Ended                    Six Months Ended
                                                     June 30                              June 30
                                        -------------------------------      -------------------------------
     $ in millions                          2002              2001               2002              2001
     -------------------------------------------------------------------------------------------------------
     External revenue
         Energy and Chemicals           $       891.4     $       637.4      $     1,678.3     $     1,183.1
         Industrial and Infrastructure          599.4             566.7            1,086.0           1,084.9
         Power                                  591.7             477.3            1,332.7             790.2
         Global Services                        242.9             333.3              522.3             663.0
         Government Services                    210.7             205.9              423.4             404.9
         Corporate and Other                       --               6.8                 --              12.5
                                        -------------------------------      -------------------------------
            Total external revenue      $     2,536.1     $     2,227.4      $     5,042.7     $     4,138.6
                                        ===============================      ===============================
     Operating profit
         Energy and Chemicals           $        29.1     $        40.5      $        61.1     $        69.3
         Industrial and Infrastructure           (6.0)             18.6                9.0              40.2
         Power                                   44.2              12.3               57.1              26.9
         Global Services                         23.5              13.0               44.9              35.9
         Government Services                      5.9               5.8               11.2              10.4
                                        -------------------------------      -------------------------------
            Total operating profit      $        96.7     $        90.2      $       183.3     $       182.7
                                        ===============================      ===============================

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(6)  (Continued)

     A reconciliation of the segment information to consolidated amounts for the three and six months ended June 30, 2002 and 2001 is as follows:

                                           Three Months Ended          Six Months Ended
                                                 June 30                   June 30
                                          ---------------------      --------------------
     $ in millions                          2002         2001          2002        2001
     ------------------------------------------------------------------------------------
     Total segment operating profit       $   96.7     $   90.2      $  183.3    $  182.7
     Corporate administrative
      and general expense                     31.6         35.1          65.1        97.9
     Interest (income) expense, net           (1.8)         4.0          (2.4)       11.3
                                          ---------------------      --------------------
     Earnings from continuing
      operations before taxes             $   66.9     $   51.1      $  120.6    $   73.5
                                          =====================    ======================

(7) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is no longer amortized but will be subject to annual impairment tests. The company adopted SFAS 142 effective January 1, 2002 and ceased amortizing goodwill. Earnings from continuing operations for the three and six months ended June 30, 2001 include $1.0 million and $1.8 million ($0.01 and $0.02 per diluted share), respectively, of amortization expense. During the first quarter of 2002, the company initiated the first of the required impairment tests of goodwill associated with continuing operations and has determined that none of the goodwill is impaired. Goodwill at June 30, 2002 was $21.4 million.

(8) In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company's construction equipment and temporary staffing operations. An active program to consummate such disposal has been initiated and is expected to be completed by the end of 2002. Management's plans call for these operations to be disposed of by sale of the operating unit or of the related assets. As of June 30, 2002, the remaining operations to be disposed of include the following:

     .  Two dealership operations of AMECO
     . Final liquidation of assets at AMECO subsidiaries in Peru and Argentina . TRS, except for the onsite recruiting services business that supports
        Fluor projects.

     In the first quarter of 2002, the sale of S&R Equipment Company, one of the dealership operations of AMECO, was completed resulting in cash proceeds of $45.9 million and recognition of an excess of proceeds over the carrying value, net of taxes, of approximately $3.0 million. During the second quarter of 2002, Ambit Technology, Inc., the Australian operations of the temporary staffing operations of TRS, was sold, resulting in cash proceeds of $5.1 million and recognition of an excess of proceeds over the carrying value, net of taxes, of approximately $2.7 million.

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(8)  (Continued)

     The revenues and earnings (loss) from discontinued operations for the three and six months ended June 30, 2002 and 2001 are as follows:

                                     Three Months Ended        Six Months Ended
                                           June 30                    June 30
                                    -----------------------------------------------
     $ in thousands                   2002        2001          2002        2001
     ------------------------------------------------------------------------------
     Revenue
       Dealership operations        $ 42,233    $  72,114    $  91,427    $ 139,565
       Other equipment operations      1,850        2,557        6,077        6,031
       Temporary staffing
        operations                    21,979       36,399       47,151       77,069
                                    -----------------------------------------------
           Total revenue            $ 66,062    $ 111,070    $ 144,655    $ 222,665
                                    -----------------------------------------------
     Earnings (loss) from
      discontinued operations
       Dealership operations        $    259    $   2,438    $   2,789    $   1,328
       Other equipment operations        (47)        (466)         166       (1,746)
       GlobEquip, LLC                     --       (1,592)          --       (4,773)
       Temporary staffing
        operations                    (2,465)      (1,523)      (3,018)      (3,227)
                                    -----------------------------------------------
     Loss from discontinued
      operations before tax           (2,253)      (1,143)         (63)      (8,418)
     Income tax benefit                 (818)        (263)         (65)      (2,246)
                                    -----------------------------------------------
     Earnings (loss) from
      discontinued operations       $ (1,435)   $    (880)   $       2    $  (6,172)
                                    ===============================================

     Gain on disposal before tax    $  1,334    $      --    $   6,461    $      --
     Income tax expense (benefit)        (65)          --        1,490           --
                                    -----------------------------------------------
     Gain on disposal               $  1,399    $      --    $   4,971    $      --
                                    ===============================================

     The net assets of discontinued operations consisted of the following:

                                                      June 30,      December 31,
     $ in thousands                                     2002           2001
     ---------------------------------------------------------------------------

     Accounts & notes receivable                    $    24,686    $      47,996
     Inventories & other assets                          35,111           54,272
     Property, plant & equipment, net                    59,538          106,683
                                                    ----------------------------
     Total assets of discontinued operations        $   119,335    $     208,951
                                                    ============================

     Accounts and notes payable                     $    18,978    $      21,090
     Accrued and other liabilities                       27,598           37,021
                                                    ----------------------------
     Total liabilities of discontinued operations   $    46,576    $      58,111
                                                    ============================

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(9) The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. In addition, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. While we cannot predict the outcome of these matters, in the company's opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material adverse effect upon the consolidated financial position, or results of operations of the company, after giving effect to provisions already recorded.

     Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made certain claims against clients for costs incurred in excess of the contract provisions. The company recognizes significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $60.4 million at June 30, 2002 and $84.1 million at December 31, 2001. While amounts ultimately realized from claims could differ materially from the balances included in the financial statements, the company does not expect that claim recoveries will have a material effect on its consolidated financial position or results of operations.

     VERDE GOLD

     The company constructed the Verde Gold ore processing facility in 1996 on a lump sum, turnkey basis. In July 1999, Compania Minera Maricunga (CMM), the project owner, commenced arbitration proceedings against certain subsidiaries of the company. CMM alleged that Fluor's design and construction of the facility was defective. In August 1999, the company filed a counterclaim against CMM to recover, among other things, unpaid contract balances, as well as compensation for out of scope services.

     From July 1999 to the present, the Chilean arbitrator was presented with extensive factual and legal briefings, as well as fact witness testimony. In December 2000, the arbitrator selected an independent U.S. technical evaluator of all engineering and construction issues who opined that Fluor owed CMM less than $2 million. Notwithstanding the independent expert's report, the arbitrator rendered an award to CMM for $20 million plus interest, which currently totals approximately $3 million. The company is contesting a substantial portion of this award. Partial payment of the award will occur in the third quarter of 2002 with the balance being subject to the outcome of the appeal. The company has provided notice to all applicable insurance carriers of the arbitration award. The company anticipates recovering a substantial portion of any amount awarded to CMM from its available insurance coverage.

     During the second quarter of 2002, the company recognized a loss provision of $20 million representing the arbitration award plus applicable interest, less a $3 million reserve provided in prior years. In addition, the company has recorded $6 million in expected insurance recoveries. The net impact on results of operations is a charge of $14 million.

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     MURRIN MURRIN

     Disputes have arisen between Fluor Australia and its client, Anaconda Nickel, over the Murrin Murrin Nickel Cobalt project located in Western Australia. Anaconda's primary contention is that the process design is defective and incapable of proper operation. Anaconda also contends that the plant suffers from numerous other defects and that it has suffered consequential losses, such as loss of profit, for which it seeks payment from the company. Fluor vigorously disputes and denies Anaconda's allegations.

     Both parties have initiated the dispute resolution process under the contract. The first phase of the arbitration hearing was completed in May 2002. A decision on the first phase is now expected in late summer of 2002. If, and to the extent that, these problems are ultimately determined to be the responsibility of the company, the company anticipates recovering a substantial portion of this amount from available insurance. Expected proceeds from insurance recovery, including legal fees, and amounts due from Anaconda, total approximately $90 million as of June 30, 2002.

     ASBESTOS MATTERS

     The company is a defendant in various lawsuits wherein plaintiffs allege exposure to asbestos fibers and dust due to work that the company may have performed at various locations. The company has substantial third party insurance coverage to cover a significant portion of existing and any potential costs, settlements or judgements. No material provision has been made for any present or future claims and the company does not believe that the outcome of any actions will have a material adverse impact on its financial position, results of operations or cash flows. The company has resolved a number of cases to date, which in the aggregate have not had a material adverse impact.

     SECURITIES CLASS ACTION LITIGATION
     U.S.D.C., CENTRAL DISTRICT, SOUTHERN DIVISION, CALIFORNIA

     Plaintiffs in three separate lawsuits are alleging that certain Fluor officers and directors violated the Securities Exchange Act of 1934 by providing false or misleading statements about the company's business and prospects. These complaints purport to be class action complaints brought on behalf of purchasers of the company's stock during the period from May 22, 1996 through February 18, 1997. The company's initial motion to dismiss the action was granted by the court with leave to amend. The plaintiffs filed their amended complaint and the company moved the court to dismiss the new amended complaint period. The Court has now granted the company's motion and dismissed plaintiff's action without leave to amend on July 10, 2002. Plaintiffs have filed notice of their intention to appeal the dismissal.

                                FLUOR CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes and the company's December 31, 2001 annual report on Form 10-K. For purposes of reviewing this document, "operating profit" is calculated as revenues less cost of revenues excluding: special provision; corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; other non-operating income and expense items; and gain or loss on discontinued operations.

FORWARD-LOOKING INFORMATION

Statements regarding the company's projected earning levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward looking in nature. These forward-looking statements reflect current analysis of existing information. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, the company's actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

.. Changes in global business, economic, political and social conditions;
.. The company's failure to receive anticipated new contract awards;
.. Customer cancellations of, or scope adjustments to, existing contracts;
.. Difficulties or delays incurred in the execution of construction contracts resulting in cost overruns or liabilities;
.. A failure to obtain favorable results in existing or future litigation or disputes;
.. Recoveries from our insurance providers are less than anticipated;
.. Customer delays or defaults in making payments;
.. Difficulties and delays incurred in the implementation of strategic initiatives;
.. The potential impact of certain tax matters resulting from the company's reverse spin-off transaction consummated November 20, 2000 involving Massey Energy Company;
.. The impact of past and future environmental, health and safety regulations and lawsuits; and
.. Competition in the global engineering and construction industry.

While most risks affect only future costs or revenues anticipated by the company, some risks may relate to accruals that have already been reflected in earnings. The company's failure to receive payments of accrued amounts could result in a charge against future earnings.

Additional information concerning these and other factors can be found in press releases as well as periodic filings with the Securities and Exchange Commission, including the discussion under the heading "Item 1. Business-Other Matters-Company Business Risks" in the company's Form 10-K filed March 21, 2002. These filings are available either publicly or upon request from Fluor's Investor Relations Department: (949) 349-3909. The company disclaims any intent or obligation to update its forward-looking statements.

                                FLUOR CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF CONTINUING OPERATIONS

Revenues from continuing operations for the three and six months ended June 30, 2002 were $2,536.1 million and $5,042.7 million, respectively, compared with $2,227.4 million and $4,138.6 million for the 2001 comparison periods. Earnings from continuing operations for the three and six months ended June 30, 2002 were $43.0 million and $79.2 million, respectively, compared with $35.1 million and $51.6 million, respectively, for the three and six months ended June 30, 2001. Because of significant fluctuations in the trading price of the company's common stock during 2001, operating results for the three and six months ended June 30, 2001 were impacted by stock based compensation charges of $1.9 million after tax ($0.02 per diluted share) and $18.1 million after tax ($0.23 per diluted share), respectively. The impact of stock based compensation in the first half of 2002 was not material.

Consolidated new awards for the three and six months ended June 30, 2002 decreased 20 percent and 9 percent to $2.0 billion and $4.6 billion, respectively, compared with $2.5 billion and $5.0 billion in the 2001 comparison periods. Consolidated backlog at June 30, 2002 increased 2 percent to $10.9 billion compared to $10.6 billion at June 30, 2001. Approximately 33 percent and 30 percent of consolidated new awards for the three and six months ended June 30, 2002, respectively, were for projects located outside of the United States. As of June 30, 2002, approximately 39 percent of consolidated backlog relate to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

ENERGY AND CHEMICALS

Revenues and operating profit for the Energy and Chemicals segment are summarized as follows:

                                  Three Months Ended     Six Months Ended
                                        June 30               June 30
                                  ------------------   ---------------------
        $ in millions               2002       2001       2002       2001
        --------------------------------------------------------------------
        Revenues                  $  891.4   $ 637.4   $ 1,678.3   $ 1,183.1
        Operating profit              29.1      40.5        61.1        69.3

Revenues increased 40 percent and 42 percent in the three and six months ended June 30, 2002, respectively, compared with the 2001 periods.

Operating profit in the second quarter last year was unusually strong reflecting significant performance incentives on project completions. Expressed as percentages of revenues, the operating profit margin for the three and six months ended June 30, 2002 was 3.3 percent and 3.6 percent compared with 6.4 percent and 5.9 percent in the 2001 comparable periods. The lower margins in 2002 reflect an increasing proportion of projects that have moved from higher-margined front-end studies and preliminary engineering work to the early execution stage.

                                FLUOR CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     The Hamaca Crude Upgrader Project located in Jose, Venezuela is a $1 billion lump sum project of Grupo Alvica ("GA"), a joint venture including Fluor Daniel, Technofluor C.A. and Inelectra, to design and build a petroleum upgrader for a consortium of owners called Petrolera Ameriven ("PA") including PDVSA, Chevron/Texaco and Phillips Petroleum. Two issues were referred to arbitration in December 2001: one is responsibility for costs arising from the site labor agreement for 2000 called "Acta Convenio" and two, modifications and extra work arising from differing site soil conditions. The fundamental cost differences between the earlier labor agreement (in 1998) and the 2000 Acta Convenio will be heard in April 2003. The changed site soil conditions issue (collapsible soils on site) is the subject of hearings in November 2002 on both schedule and cost issues. There is no cross-claim by PA in the arbitration.

     The client has conditionally accepted responsibility relating to the soil conditions and certain incurred costs have been paid. Substantial additional costs are expected to be incurred as the project progresses and resolution of outstanding issues concerning the total costs to be reimbursed under the soil conditions change order are yet to be determined. The company is accounting for the additional costs incurred for the soil conditions matter as additional revenue as costs are incurred. Incurred costs associated with Acta Convenio are being deferred and will be recognized in revenue when a change order is approved. If future costs relating to Acta Convenio or soil conditions are determined to be not fully recoverable the company could face reduced profits or losses on this project.

New awards for the three and six months ended June 30, 2002 were $752.7 million and $1,185.7 million, respectively, compared with $545.2 million and $1,181.9 million for the 2001 comparison periods. New awards in the second quarter of 2002 included an oil and gas rebuild project and a significant scope addition to a major oil project.

Backlog at June 30, 2002 was $3,314.7 million, level with $3,309.3 million a year ago.

INDUSTRIAL AND INFRASTRUCTURE

Revenues and operating profit for the Industrial and Infrastructure segment are summarized as follows:

                                    Three Months Ended     Six Months Ended
                                          June 30               June 30
                                    ------------------   ---------------------
        $ in millions                 2002      2001       2002        2001
        ----------------------------------------------------------------------

        Revenues                    $ 599.4    $ 566.7   $ 1,086.0   $ 1,084.9
        Operating profit               (6.0)      18.6         9.0        40.2

Revenues for the second quarter increased 6 percent compared to the 2001 period. The operating loss for the three months ended June 30, 2002 includes $26 million in dispute resolution provisions. Excluding these provisions, operating profit for the segment increased 8 percent to $20 million.

The major portion of the dispute resolution provisions relates to an unfavorable arbitration ruling on the Verde Gold project in Chile. During the second quarter of 2002, the company recognized a loss provision of $20 million representing the arbitration award plus applicable interest, less a $3 million reserve provided in prior years. The company anticipates recovering a portion of the award from available insurance and has recorded $6 million in expected insurance recoveries. The net impact on results of operations is a charge of $14 million.

                                FLUOR CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The company constructed the Verde Gold ore processing facility in 1996 on a lump sum, turnkey basis. In July 1999, Compania Minera Maricunga (CMM), the project owner, commenced arbitration proceedings against certain subsidiaries of the company. CMM alleged that Fluor's design and construction of the facility was defective. In August 1999, the company filed a counterclaim against CMM to recover, among other things, unpaid contract balances, as well as compensation for out of scope services.

From July 1999 to the present, the Chilean arbitrator was presented with extensive factual and legal briefings, as well as fact witness testimony. In December 2000, the arbitrator selected an independent U.S. technical evaluator of all engineering and construction issues who opined that Fluor owed CMM less than $2 million. Notwithstanding the independent expert's report, the arbitrator rendered an award to CMM for $20 million plus interest, which currently totals approximately $3 million. The company is contesting a substantial portion of this award. Partial payment of the award will occur in the third quarter of 2002 with the balance being subject to the outcome of the appeal. The company has provided notice to all applicable insurance carriers of the arbitration award. The company anticipates recovering a substantial portion of any amount awarded to CMM from its available insurance coverage.

New awards for the Industrial and Infrastructure segment in the three and six months ended June 30, 2002 were $742.0 million and $1,458.4 million, respectively, compared with $537.8 million and $1,078.3 million for the 2001 comparison periods. The increase in new awards is primarily due to continuing strength in life sciences and contributed to a 26 percent increase in backlog to $3,379.1 million compared with $2,679.2 million in the second quarter last year.

POWER

Revenues and operating profit for the Power segment are summarized as follows:

                                    Three Months Ended    Six Months Ended
                                          June 30              June 30
                                    ------------------   -------------------
        $ in millions                 2002      2001       2002       2001
        --------------------------------------------------------------------
        Revenues                     $ 591.7   $ 477.3   $ 1,332.7   $ 790.2
        Operating profit                44.2      12.3        57.1      26.9

Revenues for the three months ended June 30, 2002 increased 24 percent and operating profit more than tripled compared with the 2001 period. As a percent of revenues, operating profit in the second quarter improved to 7.5 percent compared with 2.6 percent in the prior period. The operating profit improvement is due to the successful completion of 10 projects during the quarter, eight of which were completed an average of 28 days ahead of schedule. The second quarter tends to be the strongest quarter for power as project completions are frequently planned to come on-line in the spring to meet peak summer demand. Also included in operating profit were additional provisions on three legacy power projects.

As expected, activity in the Power industry declined as near term demand for additional power generation subsided. New awards decreased to $124.2 million and $915.4 million for the three and six months ended June 30, 2002, respectively, from $981.6 million and $1,881.2 million for the comparable 2001 periods.

Backlog at June 30, 2002 decreased by 23 percent to $1,869.9 million from $2,432.3 million at June 30, 2001 as a result of project work-off and the decline in new awards.

                                FLUOR CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

GLOBAL SERVICES

Revenues and operating profit for the Global Services segment are summarized as follows:

                                         Three Months Ended   Six Months Ended
                                               June 30              June 30
                                         ------------------   -----------------
        $ in millions                      2002       2001      2002     2001
        -----------------------------------------------------------------------
        Revenues                          $ 242.9   $ 333.3   $ 522.3   $ 663.0
        Operating profit                     23.5      13.0      44.9      35.9

Revenues decreased 27 percent in the quarter, principally in the manufacturing sector of the company's operations and maintenance activities. Operating profit improved significantly in the second quarter primarily due to the restructuring of procurement services activities, which incurred substantial development costs in the 2001 period.

New awards and backlog for Global Services reflects Operations and Maintenance activities. The equipment, temporary staffing and global sourcing and procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. New awards for the three and six months ended June 30, 2002 were $220.3 million and $835.7 million, respectively, compared with $416.0 million and $857.1 million in the comparable 2001 period, reflecting a slower than expected recovery for the manufacturing sector. Backlog at June 30, 2002 was $1,927.9 million, down slightly from $1,964.6 million at June 30, 2001.

GOVERNMENT SERVICES

Revenues and operating profit for the Government Services segment are summarized as follows:

                                         Three Months Ended   Six Months Ended
                                               June 30             June 30
                                         ------------------   -----------------
        $ in millions                      2002       2001     2002      2001
        -----------------------------------------------------------------------

        Revenues                          $ 210.7   $ 205.9   $ 423.4   $ 404.9
        Operating profit                      5.9       5.8      11.2      10.4

Revenues increased 2 percent for the three months ended June 30, 2002 compared to the 2001 period, essentially in line with operating profit that increased 3 percent from the second quarter last year. The increase reflects the initial booking of the recent award to provide construction services for the U.S. Ground-Based Midcourse Missile Defense test bed facilities.

New awards increased significantly in the quarter to $164.5 million compared to $10.9 million in the 2001 period. Backlog at June 30, 2002 increased 67 percent to $393.6 million from $235.2 million in second quarter last year.

                                FLUOR CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

OTHER

Corporate general and administrative expense ("G&A") for the three and six months ended June 30, 2002 was $31.6 million and $65.1 million, respectively, compared to $35.1 million and $97.9 million in the 2001 comparison periods. G&A for the second quarter of 2002 was benefited by overhead cost reductions and impacted by three unusual one-time items comprised of two charges and a one-time gain.

The expense items included a $12.0 million charge to reflect recognition of a guarantee obligation for pollution control bonds related to zinc operations that were sold in 1987. The provision was recorded at this time due to the obligor's recent inability to meet the current obligation on the bonds without financial assistance from Fluor. In addition, the company recognized charges totaling $12.6 million related to the recent reevaluation of the future scope of its enterprise management system implementation. Offsetting these charges was a one-time gain of $12.8 million related to the demutualization of an insurance company.

Included in G&A expense for the six months ended June 30, 2001 is stock based compensation charges of $28.0 million ($18.1 million after tax).

Net interest income for the three and six months ended June 30, 2002 was $1.8 million and $2.4 million, respectively, compared with net interest expense of $4.0 million and $11.3 million for the 2001 comparison periods. The improvement was due to the company's strong cash position and minimal debt.

The effective tax rate on the company's continuing operations for the three months ended was 35.8 percent. The rate is higher than the normal 32.5 percent rate due to the impact from dispute resolution provisions, some of which were recorded during the quarter without tax benefit. Excluding these items, the tax rate expected for the remainder of the year is projected to be 32.5 percent.

MATTERS IN DISPUTE RESOLUTION

As of June 30, 2002, several matters on certain completed projects are in the dispute resolution process. The following discussion provides a background and current status of these matters:

AT&T Wireless

In 1998, the company entered into a contract with a major telecommunications provider to install and manage a fixed wireless plan that would deliver (always on) high speed internet access to 512 kb/s without a cable footprint. The original contract with AT&T Wireless Services ("AWS") contemplated modifications. The company agreed to defer billing of fixed overhead associated with contract performance. The number of wireless units installed or to be installed was substantially below the originally anticipated volume resulting in higher unit costs. In addition, training of personnel, installation costs, and work force utilization costs exceeded expectations. Subsequent to the transfer of assets to AWS upon termination of the contract, the company filed an arbitration demand for remaining costs. The parties have resumed settlement discussions through mediation and negotiations continue.

Murrin Murrin

Disputes have arisen between Fluor Australia and its client, Anaconda Nickel, over the Murrin Murrin Nickel Cobalt project located in Western Australia. Anaconda's primary contention is that the process design is defective and incapable of proper operation. Anaconda also contends that the plant suffers from numerous other defects and that it has suffered consequential losses, such as loss of profit, for which it seeks payment from the company. Fluor vigorously disputes and denies Anaconda's allegations.

Both parties have initiated the dispute resolution process under the contract. The first phase of the arbitration hearing was completed in May 2002. A decision on the first phase is now expected in late summer of 2002. If, and to the extent that, these problems are ultimately determined to be the responsibility of the company, the company anticipates recovering a substantial portion of this amount from available insurance. Expected proceeds from insurance recovery, including legal fees, and amounts due from Anaconda, total approximately $90 million as of June 30, 2002.

                                FLUOR CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Fluor Enterprises, Inc. v. Solutia, Inc.
U.S.D.C., Southern Division, Texas

On February 8, 2001, Fluor Enterprises, Inc. ("Fluor") filed suit against Solutia, Inc. in the United States District Court for the Southern District of Texas. The complaint alleges breach of a construction contract involving a new acrylonitrile plant project near Alvin, Texas, and seeks recovery of damages. The company has perfected a lien against the plant property and trial is set to begin on September 3, 2002.

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al
U.S.D.C., Southern District Court, New York

On October 13, 1998, Fluor Daniel International ("FDI") and Fluor Arabia Ltd. ("FAL") filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter the company has initiated arbitration proceedings in New York under the American Arbitration Association ("AAA") international rules. The three-person arbitration panel has been selected and the arbitration is proceeding.

Dearborn Industrial Project
Duke/Fluor Daniel (D/FD)

The Dearborn Industrial Project (the "Project") started as a co-generation combined cycle power plant project in Dearborn, Michigan. The initial Turnkey Agreement, dated November 24, 1998, consisted of three phases. Commencing shortly after Notice to Proceed, the owner/operator, Dearborn Industrial Generation ("DIG"), issued substantial change orders enlarging the scope of the project.

The Project has been severely delayed with completion of Phase II. DIG has unilaterally taken over completion and operation of Phase II and is commissioning that portion of the plant. Shortly thereafter DIG drew upon a $30 million letter of credit which D/FD expects to recover upon resolution of the dispute. D/FD retains lien rights (in fee) against the project. In October 2001, suit was commenced in Michigan State Court to foreclose on the lien interest.

On December 12, 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration of D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. This matter is currently awaiting decisions of the Court to determine the forum for dispute resolution.

Butinge Nafta Oil Terminal
(International Arbitration under ICC)

On March 10, 2000, Butinge Nafta ("Nafta"), the project owner, commenced arbitration proceedings against Fluor Daniel Intercontinental ("FDI"), concerning a bulk oil storage terminal located in Lithuania alleging, among other issues, that FDI represented costs in excess of actual estimates. FDI engineered, procured and managed the construction of the Facility on a lump sum basis. On June 21, 2000, Fluor filed a separate arbitration against Nafta to recover delay/disruption damages caused by Nafta, as well as compensation for out of scope services. FDI vigorously disputes and denies Nafta's allegations. The first hearing on the merits of the case was conducted in late May 2001 with an additional hearing in June 2002. Final legal submissions and arguments are scheduled for September 2002.

                                FLUOR CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

DISCONTINUED OPERATIONS

In September 2001, the company adopted a plan as approved by the Board of Directors that will enhance focus on its core engineering, procurement, construction and maintenance (EPCM) business through the disposition of certain non-strategic businesses. The company is pursuing the sale of its AMECO dealerships and the non-EPCM portions of TRS, its temporary staffing business. In addition, the company is exiting certain AMECO markets in South America and has completed closure of GlobEquip, LLC, a web-based business established to sell surplus heavy equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations and the provisions to adjust the assets of the disposal groups to fair value, less costs to sell, have been reported as discontinued operations.

Discontinued operations for the three and six months ended June 30, 2002 reported earnings and gain on disposal of zero and $5.0 million, respectively, compared with losses of $0.9 million and $6.2 million for the 2001 comparison periods.

Operating results for businesses discontinued in 2001 were a loss of $1.4 million and zero, after-tax, for the three and six months ended June 30, 2002, respectively, compared with after-tax losses of $0.9 million and $6.2 million for the 2001 comparison periods. The 2002 earnings for the three and six month periods include after-tax impairment credits of $1.4 million and $5.0 million, respectively, which primarily reflect the excess of proceeds over the carrying value realized on the sale of a temporary staffing company in the second quarter of 2002 and a dealership that was sold in the first quarter of 2002.

FINANCIAL POSITION AND LIQUIDITY

During the first six months of 2002, substantial cash flow from operations and asset sales combined to more than offset cash utilized for capital expenditures, debt reduction and dividends to produce an increase in cash of $263.6 million.

Cash provided by operating activities amounted to $232.6 million in the six months ended June 30, 2002 compared with $275.8 million in the same period in 2001. Cash provided from changes in operating assets and liabilities in both periods was impacted by changes in the cash advances from Duke/Fluor Daniel. In the 2001 period, cash advanced from Duke/Fluor Daniel provided a substantial portion of the increase, while in the 2002 period cash advances were repaid in the amount of $34.4 million as funds were used in the execution of projects. Offsetting this reduction in 2002 was substantial cash provided by other operating assets and liabilities through reduction of project based accounts receivable and work in progress, and increases in accounts payable, partially offset by a reduction in advance billings on contracts.

Receipt of advances from clients on Duke/Fluor Daniel projects is a normal condition in contracts in the power industry where most projects are negotiated on a fixed price basis. Substantial expenditures for work performed on projects in progress combined with the expected moderation in receipt of new client advances from a slowing in the pace of new project awards in the Power segment could result in a decrease of as much as $200 to $300 million in the balance of these advances over the remainder of 2002. The levels of operating assets and liabilities vary from period to period and are affected by the mix, stage of completion and commercial terms of engineering and construction projects.

                                FLUOR CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     Cash flows from investing activities included $51.0 million from the sale of S&R Equipment Company, one of the dealership entities of AMECO and AMBIT Technology, one of the discontinued operations of TRS. The proceeds from the sale of property, plant and equipment included approximately $32.4 million realized from the liquidation sale of equipment at one dealership and the AMECO operations in Argentina and Peru. Two dealerships remain unsold and are expected to be disposed of by the end of this year. Capital expenditures for continuing operations were $37.0 million in the first half of 2002 compared with $79.6 million in the same period of 2001. Capital expenditures for discontinued operations in 2002 declined substantially compared with 2001, reflecting the disposal of two of the dealership operations and the shutdown activities at one dealership and the AMECO operations in Argentina and Peru. Capital expenditures for continuing operations also declined substantially in the 2002 period compared with 2001 as the company's investment in its enterprise resource management system was essentially completed at the end of 2001.

Cash flows from financing activities in the 2002 six month period reflected a utilization of cash for dividends ($0.32 per share) and debt reduction. This contrasts with the first six months of 2001 which benefited from $143.7 million of cash generated from the exercise of stock options as the price of Fluor stock advanced following the successful spin-off of Massey Energy, Inc. on November 30, 2000. In addition, proceeds of $127.0 million were received from the sale leaseback of the Sugar Land, Texas facility, which when combined with funds from stock option exercises more than offset cash used to retire short-term borrowings in the 2001 period.

Liquidity is currently being provided by substantial customer advances on contracts in progress including the company's proportional share of excess cash that has been advanced to the company by Duke/Fluor Daniel. This cash advance position enables the company to have very low debt levels at present. As work is performed on projects and client advances, including amounts from Duke/Fluor Daniel, decline as discussed above, liquidity, as required, is available from the company's access to the commercial paper market from which it may borrow up to $350 million as supported by lines of credit from banks. In addition, the company has $121 million in available uncommitted lines of credit that can be accessed for general cash management purposes.

The company has access to substantial short-term committed and uncommitted lines of credit to support letters of credit. In the ordinary course of the contracting business, letters of credit are provided to clients in lieu of retention or for performance and completion guarantees on engineering and construction contracts. Primarily as a result of the company's strong credit standing which provides substantial availability of letters of credit and bonding capacity, retainage on engineering and construction contracts is minimal. The company also uses surety bonds to guarantee its performance on contracts.

The company has agreed to make available $100 million of letter of credit capacity to ICA/Fluor for their projects. Additional Fluor support may be required as a result of the recent credit downgrade of the financial condition of Fluor's partner.

FINANCIAL INSTRUMENTS

     The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At June 30, 2002, the company had forward foreign exchange contracts of less than 18 months duration to exchange principally Euros, British pounds, Canadian dollars, and South African rand for U.S. dollars. The total gross notional amount of these contracts at June 30, 2002 was $4.6 million representing forward contracts to purchase foreign currency.

                                FLUOR CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is no longer amortized but will be subject to annual impairment tests. The company adopted SFAS 142 effective January 1, 2002 and ceased amortizing goodwill. Earnings from continuing operations for the three and six months ended June 30, 2001 include $1.0 million ($0.01 per diluted share) and $1.8 million ($0.02 per diluted share) of amortization expense. During the first quarter of 2002, the company initiated the first of the required impairment tests of goodwill associated with continuing operations and has determined that none of the goodwill is impaired.

                         FLUOR CORPORATION
                  CHANGES IN CONSOLIDATED BACKLOG
         Three and Six Months Ended June 30, 2002 and 2001

                             UNAUDITED

                                     Three Months Ended June 30,
                                     ----------------------------
$ in millions                            2002            2001
-----------------------------------------------------------------

Backlog - beginning of period          $  11,578.2    $  10,183.7
New awards                                 2,003.7        2,491.5
Adjustments and cancellations, net          (203.7)         128.9
Work performed                            (2,493.0)      (2,183.5)
                                     ----------------------------
Backlog - end of period                $  10,885.2    $  10,620.6
                                     ============================


                                      Six Months Ended June 30,
                                     ----------------------------
$ in millions                             2002            2001
-----------------------------------------------------------------

Backlog - beginning of period          $  11,505.5    $   9,766.7
New awards                                 4,574.2        5,025.7
Adjustments and cancellations, net          (232.5)        (122.9)
Work performed                            (4,962.0)      (4,048.9)
                                     ----------------------------
Backlog - end of period                $  10,885.2    $  10,620.6
                                     ============================

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

                               FLUOR CORPORATION
                               -------------------------------------------------
                               (Registrant)


Date: August 14, 2002          /s/D. M. Steuert
      ---------------          -------------------------------------------------
                               D. M. Steuert
                               Senior Vice President and Chief Financial Officer


                               /s/V. L. Prechtl
                               -------------------------------------------------
                               V. L. Prechtl,
                               Vice President and Controller