Form 10-Q
period 2002-09-30
FLUOR CORP
filed 2002-11-14
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of October 31, 2002, there were 80,343,968 shares of common stock outstanding.

FLUOR CORPORATION

FORM 10-Q

September 30, 2002

Part I:   Financial Information
ITEM 1: FINANCIAL STATEMENTS

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended September 30, 2002 and 2001

UNAUDITED

$ in thousands, except per share amounts	2002	2001

REVENUES	$2,451,215	$2,198,626
COSTS AND EXPENSES
Cost of revenues	2,336,284	2,113,777
Corporate administrative and general expense	43,206	22,181
Interest expense	2,316	2,836
Interest income	(4,282)	(6,184)

Total Costs and Expenses	2,377,524	2,132,610

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	73,691	66,016
INCOME TAX EXPENSE	27,634	21,255

EARNINGS FROM CONTINUING OPERATIONS	46,057	44,761
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS
OPERATIONS, NET OF TAXES	790	(1,307)
LOSS ON DISPOSAL, NET OF TAXES	(15,598)	(97,968)

NET EARNINGS (LOSS)	$31,249	$(54,514)

BASIC EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$0.58	$0.57
DISCONTINUED OPERATIONS	(0.19)	(1.26)

NET EARNINGS (LOSS)	$0.39	$(0.69)

DILUTED EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$0.58	$0.56
DISCONTINUED OPERATIONS	(0.19)	(1.24)

NET EARNINGS (LOSS)	$0.39	$(0.68)

SHARES USED TO CALCULATE EARNINGS (LOSS) PER SHARE
BASIC	79,466	78,882

DILUTED	79,803	79,854

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

     See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2002 and 2001

UNAUDITED

$ in thousands, except per share amounts	2002	2001

REVENUES	$7,493,937	$6,337,210
COSTS AND EXPENSES
Cost of revenues	7,195,738	6,069,628
Corporate administrative and general expense	108,281	120,101
Interest expense	6,963	22,374
Interest income	(11,307)	(14,371)

Total Costs and Expenses	7,299,675	6,197,732

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	194,262	139,478
INCOME TAX EXPENSE	69,013	43,114

EARNINGS FROM CONTINUING OPERATIONS	125,249	96,364
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS
OPERATIONS, NET OF TAXES	792	(7,479)
LOSS ON DISPOSAL, NET OF TAXES	(10,627)	(97,968)

NET EARNINGS (LOSS)	$115,414	$(9,083)

BASIC EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$1.58	$1.24
DISCONTINUED OPERATIONS	(0.13)	(1.36)

NET EARNINGS (LOSS)	$1.45	$(0.12)

DILUTED EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$1.57	$1.22
DISCONTINUED OPERATIONS	(0.13)	(1.34)

NET EARNINGS (LOSS)	$1.44	$(0.12)

SHARES USED TO CALCULATE EARNINGS (LOSS) PER SHARE
BASIC	79,371	77,408

DILUTED	80,024	78,905

DIVIDENDS DECLARED PER SHARE	$0.48	$0.48

     See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2002 and December 31, 2001

UNAUDITED

$ in thousands	September 30, 2002	December 31, 2001 *

ASSETS
Current assets
Cash and cash equivalents	$833,300	$572,654
Accounts and notes receivable	480,970	565,525
Contract work in progress	412,877	393,380
Deferred taxes	209,188	210,104
Inventory and other current assets	107,761	109,664

Total current assets	2,044,096	1,851,327
Assets of discontinued operations	69,471	208,951
Property, plant and equipment (net of accumulated depreciation of $322,509 and $293,374, respectively)	472,020	508,104
Investments and goodwill, net	144,073	165,610
Deferred taxes	56,269	66,714
Other	326,251	341,771

	$3,112,180	$3,142,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$492,849	$382,528
Short-term debt	13,044	38,442
Advances from affiliate	370,987	539,414
Advance billings on contracts	378,405	423,996
Accrued salaries, wages and benefits	282,766	302,817
Other accrued liabilities	242,397	175,536

Total current liabilities	1,780,448	1,862,733
Liabilities of discontinued operations	28,869	58,111
Long-term debt due after one year	17,608	17,594
Noncurrent liabilities	416,229	414,773
Contingencies and commitments
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued
Common – authorized 150,000,000 shares of $0.01 par value; issued and outstanding – 80,381,357 and 80,106,715 shares, respectively	804	801
Additional capital	362,772	352,960
Unamortized executive stock plan expense	(20,270)	(22,779)
Accumulated other comprehensive loss	(59,132)	(49,805)
Retained earnings	584,852	508,089

Total shareholders’ equity	869,026	789,266

	$3,112,180	$3,142,477

* Amounts at December 31, 2001 have been derived from audited financial statements.

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2001

UNAUDITED

$ in thousands	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$115,414	$(9,083)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization
Continuing operations	58,361	56,692
Discontinued operations	—	35,067
Special provision, net of cash payments	—	(3,868)
Deferred taxes	13,642	(15,036)
Provision for impairment of assets and loss on discontinued operations	30,279	131,623
Changes in operating assets and liabilities, excluding effects of business acquisitions/dispositions	27,158	267,197
Equity in earnings of investees	(12,516)	(19,683)
Other, net	21,547	(16,149)

Cash provided by operating activities	253,885	426,760

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures
Continuing operations	(50,976)	(122,803)
Discontinued operations	(13,385)	(38,275)
Investments, net	22,790	13,220
Proceeds from disposal of property, plant and equipment	61,308	47,943
Proceeds from sale of subsidiaries	50,955	—
Other, net	(415)	9,074

Cash provided (utilized) by investing activities	70,277	(90,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(38,651)	(25,274)
Decrease in short-term borrowings	(25,131)	(190,049)
Proceeds from sale/leaseback transaction	—	127,000
Stock options exercised	12,591	144,337
Purchases of common stock	(11,364)	(1,407)
Other, net	(961)	(1,223)

Cash provided (utilized) by financing activities	(63,516)	53,384

Increase in cash and cash equivalents	260,646	389,303
Cash and cash equivalents at beginning of period	572,654	21,850

Cash and cash equivalents at end of period	$833,300	$411,153

See Accompanying Notes

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company’s December 31, 2001 annual report on Form 10-K.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that can be expected for a full year.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at September 30, 2002 and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001.  In the nine months ended September 30, 2002, the company recognized certain dispute resolution provisions to reflect changes in estimate with respect to matters that are in mediation or arbitration or, in some cases, the subject of pending litigation between the company and certain clients.

Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

(2)	Short-term debt comprises the following:

$ in thousands	September 30, 2002	December 31, 2001

Notes payable to banks	$13,044	$38,175
Trade notes payable	—	267

	$13,044	$38,442

(3)

Advances from affiliate relate to cash received by Duke/Fluor Daniel, a joint venture entity, from advance billings on contracts, which are made available to the partners.  Such advances are classified as an operating liability of the company.

(4)	The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

$ in thousands	2002	2001	2002	2001

Net earnings (loss)	$31,249	$(54,514)	$115,414	$(9,083)
Foreign currency translation adjustment	(3,178)	(2,901)	(9,327)	(6,520)

Comprehensive income (loss)	$28,071	$(57,415)	$106,087	$(15,603)

(5)

Cash paid for interest was $6.9 million and $27.7 million for the nine-month periods ended September 30, 2002 and 2001, respectively.  Income tax payments, net of receipts, were $35.0 million and $40.2 million during the nine-month periods ended September 30, 2002 and 2001, respectively.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

(6)

Operations are aligned into five industry segments: Energy and Chemicals, Industrial and Infrastructure, Power, Global Services and Government Services. The Energy and Chemicals segment provides engineering and construction professional services for the upstream oil and gas production, refining, petrochemical, and specialty and fine chemicals. The Industrial and Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, telecommunications and transportation projects and other facilities. The Power segment provides professional services to engineer, construct and maintain power generation facilities. Services provided by the Power segment are primarily conducted through two jointly owned groups; Duke/Fluor Daniel, 50 percent owned partnerships with Duke Energy, and ICA Flour Daniel, 49 percent jointly owned companies with Grupo ICA, a Mexican company. The Global Services segment includes operations and maintenance, equipment and temporary staffing services and the company’s global sourcing and procurement services business. The Government Services segment provides project management services to the United States government.

Operating information by segment for the company’s continuing operations are as follows for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30		Nine Months Ended September 30

$ in millions	2002	2001	2002	2001

External revenue
Energy and Chemicals	$918.4	$667.9	$2,596.7	$1,851.0
Industrial and Infrastructure	557.8	490.2	1,643.8	1,575.0
Power	497.9	592.4	1,830.6	1,382.6
Global Services	202.7	236.8	725.0	899.8
Government Services	274.4	206.2	697.8	611.1
Corporate and Other	—	5.1	—	17.7

Total external revenue	$2,451.2	$2,198.6	$7,493.9	$6,337.2

Operating profit
Energy and Chemicals	$30.0	$17.1	$91.1	$86.4
Industrial and Infrastructure	17.4	24.9	26.3	65.1
Power	30.2	24.3	87.3	51.3
Global Services	25.5	13.2	70.5	49.1
Government Services	11.8	5.3	23.0	15.7

Total operating profit	$114.9	$84.8	$298.2	$267.6

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

(6)	(Continued)

A reconciliation of the segment information to consolidated amounts for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30

$ in millions	2002	2001	2002	2001

Total segment operating profit	$114.9	$84.8	$298.2	$267.6
Corporate administrative and general expense	43.2	22.2	108.3	120.1
Interest (income) expense, net	(2.0)	(3.4)	(4.4)	8.0

Earnings from continuing operations before taxes	$73.7	$66.0	$194.3	$139.5

(7)

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill is no longer amortized but will be subject to annual impairment tests. The company adopted SFAS 142 effective January 1, 2002 and ceased amortizing goodwill. Earnings from continuing operations for the three and nine months ended September 30, 2001 include $1.0 million and $2.7 million ($0.01 and $0.03 per diluted share), respectively, of amortization expense. During the first quarter of 2002, the company initiated the first of the required impairment tests of goodwill associated with continuing operations and has determined that none of the goodwill is impaired.  Goodwill at September 30, 2002 was $20.9 million.

(8)

In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and temporary staffing operations. An active program to consummate such disposal was initiated and is expected to be completed by the end of 2002.  Management’s plans call for these operations to be disposed of by sale of the operating unit or of the related assets.  As of September 30, 2002, the remaining operations to be disposed of include:

	•	The last equipment dealership of AMECO and final liquidation of inventory and equipment at dealership operations in South Carolina

	•	TRS operations in the UK except for the onsite recruiting services business that supports Fluor projects

In the first quarter of 2002, the sale of S&R Equipment Company, one of the dealership operations of AMECO, was completed resulting in cash proceeds of $45.9 million and recognition of an excess of proceeds over the carrying value, net of taxes, of approximately $2.2 million.  During the third quarter of 2002, a purchase price adjustment relating to S&R was recognized amounting to $2.1 million, net of tax.  The company also recognized an impairment provision of $5.6 million, net of tax, primarily to adjust the carrying value of the remaining unsold dealership.  Partially offsetting these third quarter provisions was recognition of proceeds in excess of carrying amount totaling $3.4 million, net of tax, relating to better than expected realization from equipment disposals.

During the second quarter of 2002, the Australian operations of the temporary staffing operations of TRS was sold, resulting in cash proceeds of $5.1 million and recognition of an excess of proceeds over the carrying value, net of taxes, of approximately $2.6 million.  The temporary

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

staffing industry has experienced severe competition in recent months due to depressed economic conditions, which has resulted in significant erosion in the fair value of the TRS businesses that are being sold.  As a result, during the third quarter of 2002, the company recognized adjustments to the carrying value of TRS’s U.S. and U.K. based disposal groups.  The sale of the U.S. operations was completed in mid-October 2002 at a sale price of $1.5 million, resulting in a realized loss and adjustment to the carrying value totaling $4.6 million, net of tax, which was recognized in the third quarter of 2002.  In addition, an impairment provision was recognized amounting to $4.4 million, net of tax, to reduce the carrying value of the U.K. operations.  The company continues to actively pursue sale of the U.K. operations and a transaction is expected by the end of 2002.

Disposal of AMECO operations in Argentina and Peru is substantially complete with the closeout activities expected to be finalized by the end of 2002.  During the third quarter, the company recognized a provision of $2.4 million, net of tax, to reflect foreign exchange losses realized upon closure.

The revenues and earnings (loss) from discontinued operations for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

$ in thousands	2002	2001	2002	2001

Revenue
Dealership operations	$39,685	$66,119	$131,112	$205,684
Other equipment operations	1,285	2,686	7,362	8,717
Temporary staffing operations	15,585	35,210	62,736	112,279

Total revenue	$56,555	$104,015	$201,210	$326,680

Earnings (loss) from discontinued operations
Dealership operations	$336	$238	$3,125	$1,566
Other equipment operations	47	(448)	213	(2,194)
GlobEquip, LLC	—	(926)	—	(5,699)
Temporary staffing operations	1,116	(574)	(1,902)	(3,801)

Earnings (loss) from discontinued operations before tax	1,499	(1,710)	1,436	(10,128)
Income tax expense (benefit)	709	(403)	644	(2,649)

Earnings (loss) from discontinued operations	$790	$(1,307)	$792	$(7,479)

Loss on disposal before tax	$(20,367)	$(131,623)	$(13,906)	$(131,623)
Income tax benefit	(4,769)	(33,655)	(3,279)	(33,655)

Loss on disposal	$(15,598)	$(97,968)	$(10,627)	$(97,968)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

(8)	(Continued)

The net assets of discontinued operations consisted of the following:

$ in thousands	September 30, 2002	December 31, 2001

Accounts & notes receivable	$12,693	$47,996
Inventories & other assets	21,511	54,272
Property, plant & equipment, net	35,267	106,683

Total assets of discontinued operations	$69,471	$208,951

Accounts and notes payable	$13,036	$21,090
Accrued and other liabilities	15,833	37,021

Total liabilities of discontinued operations	$28,869	$58,111

(9)

The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. In addition, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business.  While we cannot predict the outcome of these matters, in the company’s opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material adverse effect upon the consolidated financial position, or results of operations of the company, after giving effect to provisions already recorded.

Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made certain claims against clients for costs incurred in excess of the contract provisions. The company recognizes significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated.  Recognized claims against clients amounted to $39.0 million at September 30, 2002 and $84.1 million at December 31, 2001.  While amounts ultimately realized from claims could differ materially from the balances included in the financial statements, the company does not expect that claim recoveries will have a material effect on its consolidated financial position or results of operations.

Asbestos Matters

 The company is defendant in various lawsuits wherein plaintiffs allege exposure to asbestos fibers and dust due to work that the company may have performed at various locations. The company has substantial third party insurance coverage to cover a significant portion of existing and any potential costs, settlements or judgments. No material provision has been made for any present or future claims and the company does not believe that the outcome of any actions will have a material adverse impact on its financial position, results of operations or cash flows. The company has resolved a number of cases to date, which in the aggregate have not had a material adverse impact.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

Securities Class Action Litigation U.S.D.C., Central District, Southern Division, California

 Plaintiffs in three separate lawsuits are alleging that certain Fluor officers and directors violated the Securities Exchange Act of 1934 by providing false or misleading statements about the company's business and prospects. These complaints purport to be class action complaints brought on behalf of purchasers of the company's stock during the period from May 22, 1996 through February 18, 1997. The company's initial motion to dismiss the action was granted by the court with leave to amend. The plaintiffs filed their amended complaint and the company moved the court to dismiss the new amended complaint. The Court has now granted the company's motion and dismissed plaintiff's action without leave to amend on July 10, 2002. Plaintiffs have appealed the dismissal.

During the third quarter of 2002, several pending matters were resolved relating to recognized claims:

AT&T Wireless (“AWS”)

This matter relates to a dispute concerning certain project costs that the company incurred in connection with a contract to install and manage a fixed wireless plan that would deliver (always on) high speed internet access without a cable footprint.  The contract was canceled and the company claimed reimbursement of certain incurred costs.  During the third quarter of 2002, an agreement was reached providing for AWS to pay the company $20 million to settle all outstanding issues.  The company received $10 million of the settlement in November 2002 with the final $10 million due in November 2004.  There was no impact on earnings from this settlement.

Murrin Murrin

Disputes between Fluor Australia and its client, Anaconda Nickel, over the Murrin Murrin Nickel Cobalt project located in Western Australia were partially resolved through arbitration during the third quarter of 2002.  The first phase of the arbitration hearing was completed in May 2002 and a decision was rendered in September 2002 resulting in an award to Anaconda of A$147 million (subsequently amended to A$150 million [US$84.0 million]) and an award to Fluor of A$107 million [US$59.9 million] for amounts owing from Anaconda under the contract. The company anticipates recovering the $84.0 million award from available insurance.  Expected proceeds from insurance recovery, including legal fees, total approximately $109.4 million as of September 30, 2002.  Insurance carriers have initiated certain proceedings seeking to limit their coverage.  In the opinion of the company, these proceedings are without merit and the company fully expects to recover all amounts due under applicable insurance. There was no impact on the results of operations in the third quarter of 2002 from the arbitration award or expected insurance recovery.

The second phase of the arbitration will be heard in late 2003. The company does not anticipate that there will be any material impact from proceedings under the second phase of arbitration.

Fluor Enterprises, Inc. v. Solutia, Inc. U.S.D.C., Southern Division, Texas

On February 8, 2001, Fluor Enterprises, Inc. (“Fluor”) filed suit against Solutia, Inc. in the United States District Court for the Southern District of Texas. The complaint alleges breach of a construction contract involving a new acrylonitrile plant project near Alvin, Texas, and seeks recovery of damages.  In September 2002, the court reached verdicts in favor of the company and ordered mediation.  The matter was settled in early October 2002 for $20 million, with $10 million of the settlement amount paid immediately and $10 million to be paid over three years with interest.  The deferred payments are secured by a priority lien on the plant property.  The settlement will result in recognition of approximately $7 million in earnings in the fourth quarter.

FLUOR CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

FORWARD-LOOKING INFORMATION

Statements regarding the company’s projected earning levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward looking in nature.  These forward-looking statements reflect current analysis of existing information.  As a result, caution must be exercised in relying on forward-looking statements.  Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

•	Changes in global business, economic, political and social conditions;
•	The company’s failure to receive anticipated new contract awards;
•	Customer cancellations of, or scope adjustments to, existing contracts;
•	Difficulties or delays incurred in the execution of construction contracts resulting in cost overruns or liabilities;
•	A failure to obtain favorable results in existing or future litigation or disputes;
•	Recoveries from our insurance providers are less than anticipated;
•	Customer delays or defaults in making payments;
•	Difficulties and delays incurred in the implementation of strategic initiatives;
•	The potential impact of certain tax matters resulting from the company’s reverse spin-off transaction consummated November 30, 2000 involving Massey Energy Company;
•	The impact of past and future environmental, health and safety regulations and lawsuits; and
•	Competition in the global engineering and construction industry.

While most risks affect only future costs or revenues anticipated by the company, some risks may relate to accruals that have already been reflected in earnings.  The company’s failure to receive payments of accrued amounts could result in a charge against future earnings.

Additional information concerning these and other factors can be found in press releases as well as periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1. Business-Other Matters-Company Business Risks” in the company’s Form 10-K filed March 21, 2002.  These filings are available either publicly or upon request from Fluor’s Investor Relations Department: (949) 349-3909.  The company disclaims any intent or obligation to update its forward-looking statements.

FLUOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

RESULTS OF CONTINUING OPERATIONS

Revenues from continuing operations for the three and nine months ended September 30, 2002 were $2,451.2 million and $7,493.9 million, respectively, compared with $2,198.6 million and $6,337.2 million for the 2001 comparison periods. Earnings from continuing operations for the three and nine months ended September 30, 2002 were $46.1 million and $125.2 million, respectively, compared with $44.8 million and $96.4 million, respectively, for the three and nine months ended September 30, 2001.  Because of significant fluctuations in the trading price of the company’s common stock during 2001, operating results for the three and nine months ended September 30, 2001 were impacted by after tax stock based compensation (credits) charges of $(2.9) million ($0.04 per diluted share) and $15.2 million ($0.19 per diluted share), respectively.  The impact of stock based compensation in the nine months ended September 30, 2002 was not material.

Consolidated new awards for the three and nine months ended September 30, 2002 decreased 15 percent and 11 percent to $2.5 billion and $7.1 billion, respectively, compared with $2.9 billion and $7.9 billion in the 2001 comparison periods.  Consolidated backlog at September 30, 2002 decreased slightly to $10.9 billion compared with $11.0 billion at September 30, 2001.  Approximately 27 percent and 29 percent of consolidated new awards for the three and nine months ended September 30, 2002, respectively, were for projects located outside of the United States.  As of September 30, 2002, approximately 38 percent of consolidated backlog relate to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur.  Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

ENERGY AND CHEMICALS

Revenues and operating profit for the Energy and Chemicals segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30

$ in millions	2002	2001	2002	2001

Revenues	$918.4	$667.9	$2,596.7	$1,851.0
Operating profit	30.0	17.1	91.1	86.4

Revenues increased significantly by 38 percent and 40 percent, respectively, in the three and nine months ended September 30, 2002, compared with the 2001 periods.  Higher revenue in the 2002 period reflects the increase in work performed on projects in the execution stage compared with front-end studies and preliminary engineering work in the comparable prior period.

Operating profit for the third quarter was level with the prior two quarters of 2002 and improved significantly compared with the third quarter of 2001.  Expressed as percentages of revenues, the operating profit margin for the three and nine months ended September 30, 2002 was 3.3 percent and 3.5 percent compared with 2.6 percent and 4.7 percent in the 2001 comparable periods.  The lower overall margin in 2002 reflects an increasing proportion of projects that have moved from higher-margined front-end studies and preliminary engineering work to the execution stage.

The Hamaca Crude Upgrader Project located in Jose, Venezuela is a $1 billion lump sum project of Grupo Alvica (“GA”), a joint venture including Fluor Daniel (80 percent) and Inelectra S.A.C.A. (20 percent), to design and build a petroleum upgrader for a consortium of owners called Petrolera Ameriven (“PA”) including Petrolios de Venezuela S.A. ("PDVSA"), Chevron/Texaco and Phillips Petroleum. Two issues were referred to arbitration in

FLUOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

December 2001: one is responsibility for costs arising from the site labor agreement for 2000 called “Acta Convenio” and two, modifications and extra work arising from differing site soil conditions. The fundamental cost differences between the earlier labor agreement (in 1998) and the 2000 Acta Convenio will be heard in April 2003.  The changed site soil conditions issue (collapsible soils on site) is the subject of hearings in November 2002 on both schedule and cost issues. The amount of Fluor’s claim for site soil conditions is $159 million, $30 million of which has been paid by the client. There is no cross-claim by PA in the arbitration.

Substantial additional costs are expected to be incurred as the project progresses and resolution of outstanding issues concerning the total costs to be reimbursed under change orders are yet to be determined. The company is accounting for the costs incurred for the soil conditions matter as revenue as such costs are incurred. Incurred costs associated with Acta Convenio are being deferred and will be recognized in revenue when a change order is approved. If future costs relating to Acta Convenio or soil conditions are determined to be not fully recoverable, the company could face reduced profits or losses on this project.

New awards for the three months ended September 30, 2002 increased 71 percent to $439.4 million from $257.4 million in the 2001 comparison period.  Included in new awards for the quarter were additional scope on two major Canadian oil sands projects and a gas booster station in Kuwait.

Backlog at September 30, 2002 was $2,928.6 million, down slightly from $3,043.1 million a year ago.

INDUSTRIAL AND INFRASTRUCTURE

Revenues and operating profit for the Industrial and Infrastructure segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30

$ in millions	2002	2001	2002	2001

Revenues	$557.8	$490.2	$1,643.8	$1,575.0
Operating profit	17.4	24.9	26.3	65.1

Revenues for the third quarter increased 14 percent compared with the 2001 period.  Operating profit in the third quarter decreased 30 percent compared with the prior comparable period.  Results for the three-month period of 2001 benefited from incentives related to completion of a large transportation project. Also impacting the third quarter of 2002 were reduced earnings contribution from projects in economically sensitive markets, particularly mining and microelectronics.

Earnings for the nine months ended September 30, 2002 were impacted in the second quarter by $26 million in dispute resolution provisions.  The major portion of the dispute resolution provisions relates to an unfavorable arbitration ruling on the Verde Gold project in Chile. During the second quarter of 2002, the company recognized a loss provision of $20 million representing the arbitration award plus applicable interest, less a $3 million reserve provided in prior years. The company has recorded $6 million in expected insurance recoveries. The net impact on results of operations is a charge of $14 million.  The company contested a substantial portion of this award.  Partial payment of the award occurred in the third quarter of 2002 with the balance subject to the outcome of the appeal.  In October 2002, the appeal was denied and the balance of the award was paid.  The company has provided notice to all applicable insurance carriers of the arbitration award.

FLUOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

New awards for the Industrial and Infrastructure segment in the three and nine months ended September 30, 2002 were $1,088.2 million and $2,546.6 million, respectively, compared with $626.5 million and $1,704.8 million for the 2001 comparison periods. The increase in new awards is primarily due to continuing strength in life sciences and transportation.  Included in new awards for the quarter was the SH130 transportation project in Austin, Texas.

Backlog increased 62 percent to $3,955.6 million from $2,440.7 million in the third quarter last year.

POWER

Revenues and operating profit for the Power segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30

$ in millions	2002	2001	2002	2001

Revenues	$497.9	$592.4	$1,830.6	$1,382.6
Operating profit	30.2	24.3	87.3	51.3

Operating profit increased 24 percent from the third quarter of 2001.  The improvement is due to the successful early completion of two projects.  Completion dates on power projects frequently occur during the second and third quarters to meet peak summer demand. Revenue for the three months ended September 30, 2002 decreased 16 percent compared with the 2001 period.

As expected, new project awards decreased significantly in the third quarter of 2002 to $30.4 million from $1,007.5 million for the comparable prior year period as near term demand for additional power generation has subsided.

Backlog at September 30, 2002 declined by 50 percent to $1,357.7 million from a peak of $2,728.7 million at September 30, 2001 as a result of project work-off and the decline in new awards.

GLOBAL SERVICES

Revenues and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30

$ in millions	2002	2001	2002	2001

Revenues	$202.7	$236.8	$725.0	$899.8
Operating profit	25.5	13.2	70.5	49.1

Operating profit for the third quarter of 2002 increased significantly compared with the comparable prior year period.  The improvement is primarily due to the restructure of the company’s procurement services activities, which incurred substantial development costs in the prior year period.

Revenues decreased 14 percent in the quarter, principally in the company’s operations and maintenance activities, reflecting the continuing impact of depressed conditions in the manufacturing sector.

FLUOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

New awards and backlog for Global Services reflects Operations and Maintenance activities. The equipment, temporary staffing and global sourcing and procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue.  New awards for the three months ended September 30, 2002 was $82.5 million compared with $249.6 million in the comparable 2001 period.  Backlog at September 30, 2002 was $1,636.9 million, a decline of 16 percent from $1,943.0 million at September 30, 2001. Lower new awards and the decline in backlog in the third quarter of 2002 compared with the third quarter of 2001 are primarily due to continuing depressed economic conditions in the manufacturing sector.

GOVERNMENT SERVICES

Revenues and operating profit for the Government Services segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30

$ in millions	2002	2001	2002	2001

Revenues	$274.4	$206.2	$697.8	$611.1
Operating profit	11.8	5.3	23.0	15.7

Operating profit more than doubled in the third quarter of 2002 compared with the same period last year.  Good performance on the company’s Fernald contract led to a re-baselining of the project, which favorably impacted operating profit in the quarter.  In addition, activity on the Mid-course Missile Defense test bed facilities in Alaska and increased logistical support activities in the Middle East contributed to the improved performance.

Revenues increased 33 percent for the three months ended September 30, 2002 compared to the 2001 period.

New awards increased 10 percent to $845.7 million from $772.0 million in the 2001 period.  New awards for the third quarter of 2002 and 2001 reflect the annual funding of two major DOE projects.  Backlog at September 30, 2002 increased 22 percent to $973.2 million from $795.5 million in third quarter last year.

OTHER

Corporate general and administrative expense (“G&A”) for the three and nine months ended September 30, 2002 was $43.2 million and $108.3 million, respectively, compared with $22.2 million and $120.1 million in the 2001 comparison periods.  Included in the third quarter of 2002 was an impairment charge of $9.4 million related to an investment in The Beacon Group Energy Investment Fund, L.P., which invested in energy related projects.

G&A expense for the nine months ended September 30, 2001 includes stock based compensation charges of $23.4 million ($15.2 million after tax).

Net interest income for the three and nine months ended September 30, 2002 was $2.0 million and $4.4 million, respectively, compared with net interest income of $3.4 million and expense of $8.0 million for the 2001 comparison periods. The improvement was due primarily to the company’s strong cash position and minimal debt.  Interest income for the three months ended September 30, 2001 included receipt of interest on a note receivable related to the 1985 sale of the Irvine facility that was fully collected in the fourth quarter of 2001.

The effective tax rate on the company’s continuing operations for the three months ended was 37.5 percent.  The rate is higher than the normal 32.5 percent rate primarily due to the non-deductibility of the Beacon

FLUOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Group impairment charge.  The tax rate expected for the remainder of the year is projected to be 32.5 percent.

MATTERS IN DISPUTE RESOLUTION

As of September 30, 2002, several matters on certain completed projects are in the dispute resolution process.  The following discussion provides a background and current status of these matters:

AT&T Wireless (“AWS”)

This matter relates to a dispute concerning certain project costs that the company incurred in connection with a contract to install and manage a fixed wireless plan that would deliver (always on) high speed internet access without a cable footprint.  The contract was cancelled and the company claimed reimbursement of certain incurred costs.  During the third quarter of 2002, an agreement was reached providing for AWS to pay the company $20 million to settle all outstanding issues.  The company received $10 million of the settlement in November 2002 with the final $10 million due in November 2004.  There was no impact on earnings from this settlement.

Murrin Murrin

Disputes between Fluor Australia and its client, Anaconda Nickel, over the Murrin Murrin Nickel Cobalt project located in Western Australia were partially resolved through arbitration during the third quarter of 2002.  The first phase of the arbitration hearing was completed in May 2002 and a decision was rendered in September 2002 resulting in an award to Anaconda of A$147 million (subsequently amended to A$150 million [US$84.0 million]) and an award to Fluor of A$107 million [US$59.9 million] for amounts owing from Anaconda under the contract. The company anticipates recovering the $84.0 million award from available insurance.  Expected proceeds from insurance recovery, including legal fees, total approximately $109.4 million as of September 30, 2002.  Insurance carriers have initiated certain proceedings seeking to limit their coverage.  In the opinion of the company, these proceedings are without merit and the company fully expects to recover all amounts due under applicable insurance. There was no impact on the results of operations in the third quarter of 2002 from the arbitration award or expected insurance recovery.

The second phase of the arbitration will be heard in late 2003.  The company does not anticipate that there will be any material impact from proceedings under the second phase of arbitration.

Fluor Enterprises, Inc. v. Solutia, Inc.
U.S.D.C., Southern Division, Texas

On February 8, 2001, Fluor Enterprises, Inc. (“Fluor”) filed suit against Solutia, Inc. in the United States District Court for the Southern District of Texas. The complaint alleges breach of a construction contract involving a new acrylonitrile plant project near Alvin, Texas, and seeks recovery of damages.  In September 2002, the court reached verdicts in favor of the company and ordered mediation.  The matter was settled in early October 2002 for $20 million, with $10 million of the settlement amount paid immediately and $10 million to be paid over three years with interest.  The deferred payments are secured by a priority lien on the plant property.  The settlement will result in recognition of approximately $7 million in earnings in the fourth quarter.

FLUOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al
U.S.D.C., Southern District Court, New York

On October 13, 1998, Fluor Daniel International (“FDI”) and Fluor Arabia Ltd. (“FAL”) filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter the company has initiated arbitration proceedings in New York under the American Arbitration Association (“AAA”) international rules. The three-person arbitration panel has been selected and the arbitration is proceeding.

Dearborn Industrial Project
Duke/Fluor Daniel (D/FD)

The Dearborn Industrial Project (the “Project”) started as a co-generation combined cycle power plant project in Dearborn, Michigan. The initial Turnkey Agreement, dated November 24, 1998, consisted of three phases. Commencing shortly after Notice to Proceed, the owner/operator, Dearborn Industrial Generation (“DIG”), issued substantial change orders enlarging the scope of the project.

The Project has been severely delayed with completion of Phase II. DIG has unilaterally taken over completion and operation of Phase II and is commissioning that portion of the plant. Shortly thereafter, DIG drew upon a $30 million letter of credit which D/FD expects to recover upon resolution of the dispute.  D/FD retains lien rights (in fee) against the project. In October 2001, suit was commenced in Michigan State Court to foreclose on the lien interest.

On December 12, 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration of D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. This matter is currently awaiting decisions of the Court to determine the forum for dispute resolution.

Butinge Nafta Oil Terminal
(International Arbitration under ICC)

On March 10, 2000, Butinge Nafta (“Nafta”), the project owner, commenced arbitration proceedings against Fluor Daniel Intercontinental (“FDI”) concerning a bulk oil storage terminal located in Lithuania alleging, among other issues, that FDI represented costs in excess of actual estimates. FDI engineered, procured and managed the construction of the Facility on a lump sum basis. On June 21, 2000, Fluor filed a separate arbitration against Nafta to recover delay/disruption damages caused by Nafta, as well as compensation for out of scope services. FDI vigorously disputes and denies Nafta’s allegations. The first hearing on the merits of the case was conducted in late May 2001 with an additional hearing in June 2002.  Final legal submissions and arguments were completed in September 2002 and a decision is expected before the end of the first quarter of 2003.

FLUOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

DISCONTINUED OPERATIONS

In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and temporary staffing operations. In addition, the company is exiting certain AMECO markets in South America and has completed closure of GlobEquip, LLC, a web-based business established to sell surplus heavy equipment.  An active program to consummate such disposal was initiated and is expected to be completed by the end of 2002.  In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations and the provisions to adjust the assets of the disposal groups to fair value, less costs to sell, have been reported as discontinued operations.  Management’s plans call for these operations to be disposed of by sale of the operating unit or of the related assets.

Discontinued operations for the three and nine months ended September 30, 2002 reported losses of $14.8 million and $9.8 million, respectively, compared with losses of $99.3 million and $105.4 million for the 2001 comparison periods.

Operating results for businesses discontinued in 2001 were after-tax earnings of $0.8 million for both the three and nine months ended September 30, 2002, compared with after-tax losses of $1.3 million and $7.5 million for the 2001 comparison periods.  The loss on disposal for the three and nine month periods ended September 30, 2002, include impairment charges to reduce the carrying value to estimated proceeds of operations to be disposed.

As of September 30, 2002, the remaining operations to be disposed of include:

•	The last equipment dealership of AMECO and final liquidation of inventory and equipment at dealership operations in South Carolina

•	TRS operations in the UK except for the onsite recruiting services business that supports Fluor projects

In the first quarter of 2002, the sale of S&R Equipment Company, one of the dealership operations of AMECO, was completed resulting in cash proceeds of $45.9 million and recognition of an excess of proceeds over the carrying value, net of taxes, of approximately $2.2 million.  During the third quarter of 2002, a purchase price adjustment relating to S&R was recognized amounting to $2.1 million, net of tax.  The company also recognized an impairment provision of $5.6 million, net of tax, primarily to adjust the carrying value of the remaining unsold dealership.  Partially offsetting these third quarter provisions was recognition of proceeds in excess of carrying amount totaling $3.4 million, net of tax, relating to better than expected realization from equipment disposals.

During the second quarter of 2002, the Australian operations of the temporary staffing operations of TRS was sold, resulting in cash proceeds of $5.1 million and recognition of an excess of proceeds over the carrying value, net of taxes, of approximately $2.6 million.  The temporary staffing industry has experienced severe competition in recent months due to depressed economic conditions, which has resulted in significant erosion in the fair value of the TRS businesses that are being sold.  As a result, during the third quarter of 2002, the company recognized adjustments to the carrying value of TRS’s U.S. and U.K. based disposal groups.  The sale of the U.S. operations was completed in mid-October 2002 at a sale price of $1.5 million, resulting in a realized loss and adjustment to the carrying value totaling $4.6 million, net of tax, which is being recognized in the third quarter of 2002.  In addition, an impairment provision was recognized amounting to $4.4 million, net of tax, to reduce the carrying amount of the U.K. operations.  The company continues to actively pursue sale of the U.K. operations and a transaction is expected by the end of 2002.

FLUOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Disposal of AMECO operations in Argentina and Peru is substantially complete with the closeout activities expected to be finalized by the end of 2002.  During the third quarter, the company recognized a provision of $2.4 million, net of tax, to reflect foreign exchange losses realized upon closure.

OUTLOOK

The Company has been notified by its client, Tengizchevroil (“TCO”), an oil producing partnership in Kazakhstan, that its Second Generation and Sour Gas Injection (“SGP/SGI”) expansion projects have been suspended due to funding considerations. In the event that the TCO partners do not reach agreement on funding by year-end, new awards for the fourth quarter and year 2002 will be approximately $1 billion less than originally anticipated.

The Company anticipates that earnings from continuing operations for full year 2002 of approximately $168 million or $2.10 per share will be achieved as planned. However, due to the uncertainty that the suspension of the TCO project presents, the earnings from continuing operations anticipated for 2003 is now in a range of $2.10 to $2.35 per share. Previous earnings from continuing operations for 2003 anticipated a range of $2.20 to $2.35.

FINANCIAL POSITION AND LIQUIDITY

During the first nine months of 2002, substantial cash flow from operations and asset sales combined to more than offset cash utilized for capital expenditures, debt reduction and dividends to produce an increase in cash of $260.6 million.

Cash provided by operating activities amounted to $253.9 million in the nine months ended September 30, 2002 compared with $426.8 million in the same period in 2001.  Cash provided from changes in operating assets and liabilities in both periods was impacted by changes in the cash advances from Duke/Fluor Daniel.  In the 2001 period, cash advanced from Duke/Fluor Daniel provided a substantial portion of the increase, while in the 2002 period cash advances were repaid in the amount of $168.4 million as funds were used in the execution of projects.  Offsetting this reduction in 2002 was substantial cash provided by other operating assets and liabilities through reduction of project based accounts receivable and increases in accounts payable, partially offset by a reduction in advance billings on contracts.

Receipt of advances from clients on Duke/Fluor Daniel projects is a normal condition in contracts in the power industry where most projects are negotiated on a fixed price basis.  Substantial expenditures for work performed on projects in progress combined with the expected moderation in receipt of new client advances from a slowing in the pace of new project awards in the Power segment could result in a decrease of as much as an additional $100 to $200 million in the balance of these advances over the remainder of 2002.  The levels of operating assets and liabilities vary from period to period and are affected by the mix, stage of completion and commercial terms of engineering and construction projects.

Cash flows from investing activities included $51.0 million from the sale of S&R Equipment Company, one of the dealership entities of AMECO and AMBIT Technology, one of the discontinued operations of TRS.  The proceeds from disposal of property, plant and equipment included approximately $47.6 million realized from normal equipment turnover and liquidation sales at the dealerships and the AMECO operations in Argentina and Peru.  One dealership remains unsold and is expected to be disposed of by the end of this year.  Dealership assets in South Carolina are being disposed of through liquidation, which is also expected to be completed by the end of 2002.  Capital expenditures for continuing operations were $51.0 million in the first nine months of 2002 compared with $122.8 million in the same period of 2001.  Capital expenditures for discontinued operations in 2002 declined substantially compared with 2001, reflecting the disposal and shutdown activities at the dealerships and the AMECO operations in Argentina and Peru.  Capital expenditures for continuing operations also declined substantially in the 2002 period compared with 2001 as the company’s investment in its enterprise resource management system was essentially completed at the end of 2001.

FLUOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Cash flows from financing activities in the 2002 nine month period reflected a utilization of cash for dividends ($0.48 per share) and debt reduction.  This contrasts with the first nine months of 2001 which benefited from $144.3 million of cash generated from the exercise of stock options as the price of Fluor stock advanced following the successful spin-off of Massey Energy, Inc. on November 30, 2000.  In addition, proceeds of $127.0 million were received from the sale leaseback of the Sugar Land, Texas facility, which when combined with funds from stock option exercises more than offset cash used to retire short-term borrowings in the 2001 period.

Liquidity is currently being provided by substantial customer advances on contracts in progress including the company’s proportional share of excess cash that has been advanced to the company by Duke/Fluor Daniel.  This cash advance position enables the company to have very low debt levels at present.  As work is performed on projects and client advances, including amounts from Duke/Fluor Daniel, decline as discussed above, liquidity, as required, is available from the company’s access to the commercial paper market from which it may borrow up to $350 million as supported by lines of credit from banks.  In addition, the company has $120 million in available uncommitted lines of credit that can be accessed for general cash management purposes.  During the third quarter of 2002, the company completed the filing of a shelf registration statement for the issuance of up to $300 million in debt securities.  There is no plan at present to issue debt securities as the company’s cash position is adequate to meet current liquidity requirements.

The company has access to substantial short-term committed and uncommitted lines of credit to support letters of credit.  In the ordinary course of the contracting business, letters of credit are provided to clients in lieu of retention or for performance and completion guarantees on engineering and construction contracts.  Primarily as a result of the company’s strong credit standing, which provides substantial availability of letters of credit and bonding capacity, retainage on engineering and construction contracts is minimal. The company also uses surety bonds to guarantee its performance on contracts.

The company has defined benefit pension plans that cover substantially all U.S. employees and certain non-U.S. employees.  Due to the decline in financial markets, the investment portfolio in several of these plans has declined in value to amounts currently below the accumulated benefit obligations (ABO).  The company is currently evaluating its pension funding options and is considering funding all or part of the amounts needed to fully fund to the ABO.  Considerations include the tax deductibility of contributions as well as other factors, such as annual funding commitments, employee contributions in non-U.S. plans and pension assumptions including the long-term rate of return assumption on pension assets.  Should the company decide not to provide full funding up to the amount of the ABO in any one or all of its plans, accounting principles require the company to eliminate any pension assets and recognize a minimum pension liability for any underfunded plans through a net of tax charge to equity.  As of September 30, 2002, the consolidated balance sheet includes aggregate pension assets for all plans amounting to $83 million and the minimum pension liability is estimated at approximately $119 million, before consideration of any potential contributions.  Accordingly, if the minimum pension liability were recognized for all plans as of September 30, 2002, the charge to equity, net of tax, would amount to approximately $132 million.  Pension accounts will be adjusted in the fourth quarter of 2002 based on revised pension assumptions, portfolio values and pension fund contributions actually paid as of year-end. Based on current conditions in the financial markets, anticipated funding levels and changes in pension assumptions under consideration, pension expense in 2003 could increase $10 million to $15 million.

The company has agreed to make available $100 million of letter of credit capacity to ICA Fluor Daniel for their projects.  Additional Fluor support may be required as a result of the financial condition of Fluor’s partner.

FINANCIAL INSTRUMENTS

The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation.  At September 30, 2002, the company had forward foreign exchange contracts of less than 18 months duration to exchange principally Euros, British pounds, Canadian dollars and South African rand for U.S. dollars.  The total gross notional amount of these contracts at September 30, 2002 was $3.5 million representing forward contracts to purchase foreign currency.

FLUOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill is no longer amortized but will be subject to annual impairment tests. The company adopted SFAS 142 effective January 1, 2002 and ceased amortizing goodwill. Earnings from continuing operations for the three and nine months ended September 30, 2001 include $1.0 million ($0.01 per diluted share) and $2.7 million ($0.03 per diluted share) of amortization expense. During the first quarter of 2002, the company initiated the first of the required impairment tests of goodwill associated with continuing operations and has determined that none of the goodwill is impaired.

The Financial Accounting Standards Board (“FASB”) has issued an Exposure Draft and is currently deliberating an interpretation relating to the principles of consolidation of variable interest entities (often referred to as Special Purpose Entities).  Variable interest entities involve ownership interests of an entity where an ownership participant has substantive decision-making authority without regard to such participant’s actual ownership percentage.  A variable interest entity would be required to be consolidated by the participant that has majority ownership, or otherwise has the ability to make decisions, and is entitled to the majority of either the entity’s risks or residual economics through variable interests.

The company leases certain engineering office facilities through synthetic lease arrangements involving variable interest entities as defined in the Exposure Draft.  As currently drafted, and if adopted by the FASB, the Exposure Draft would require the company to consolidate these entities in its consolidated financial statements.  The effect of this consolidation would result in an increase of approximately $125 million in long-term debt.  The effect on other balance sheet accounts, including equity, and the impact on earnings from depreciation and interest expense that would replace recognition of lease expense is not currently estimable.  The application of the new consolidation rules could be effective as early as the company’s fiscal year ending December 31, 2002.

In addition to the above, certain other engineering office facilities are leased under long-term operating leases that do not involve the use of variable interest entities. Lease commitments relating to these facilities as of September 30, 2002 amount to approximately $270 million. Lease expense for these facilities will continue to be recognized in accordance with accounting principles applicable to operating leases.

FLUOR CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation has been performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2002. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

FLUOR CORPORATION
 CHANGES IN CONSOLIDATED BACKLOG
Three and Nine Months Ended September 30, 2002 and 2001

UNAUDITED

	Three Months Ended September 30

$ in millions	2002	2001

Backlog – beginning of period	$10,885.2	$10,620.6
New awards	2,486.2	2,913.1
Adjustments and cancellations, net	(110.1)	(420.5)
Work performed	(2,409.3)	(2,162.1)

Backlog – end of period	$10,852.0	$10,951.1

	Nine Months Ended September 30

$ in millions	2002	2001

Backlog – beginning of period	$11,505.5	$9,766.7
New awards	7,060.4	7,938.7
Adjustments and cancellations, net	(342.6)	(543.3)
Work performed	(7,371.3)	(6,211.0)

Backlog – end of period	$10,852.0	$10,951.1

PART II:  Other Information

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits.

		99.1	Certification of Alan L. Boeckmann, Chief Executive Officer of Fluor, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		99.2	Certification of D. Michael Steuert, Chief Financial Officer of Fluor, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K.

On August 14, 2002, the Company filed a Form 8-K which coincided with the submission to the Securities and Exchange Commission the Statements under Oath of Principal Executive Officer and Principal Financial Order in accordance with the Securities and Exchange Commission’s June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

(Registrant)

Date:	November 14, 2002	/s/ D. MICHAEL STEUERT

D. Michael Steuert
Senior Vice President and Chief Financial Officer

/s/ V. L. PRECHTL

V. L. Prechtl,
Vice President and Controller

FLUOR CORPORATION

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Alan L. Boeckmann, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fluor Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Alan L. Boeckmann
Alan L. Boeckmann,
Chairman of the Board and
Chief Executive Officer

CERTIFICATION

I, D. Michael Steuert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fluor Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ D. Michael Steuert
D. Michael Steuert,
Chief Financial Officer