Form 10-K
period 2002-12-31
FLUOR CORP
filed 2003-03-31
CIK 1124198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-16129

Fluor Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0927079
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
One Enterprise Drive, Aliso Viejo, California (Address of principal executive offices)	92656 (Zip Code)

(949) 349-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      Based upon the closing price of the registrant’s common stock as of June 28, 2002, the aggregate market value of the common stock held by non-affiliates was $3,115,234,749.

      As of March 12, 2003, there were 81,183,981 shares of Fluor common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts I, II and IV incorporate certain information by reference from the registrant’s Annual Report to shareholders for the fiscal year ended December 31, 2002.

      Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 7, 2003, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2002.

      From time to time, Fluor® Corporation makes certain comments and disclosures in reports and statements, including this report, or statements made by its officers or directors which may be forward-looking in nature. Examples include statements related to our growth, the adequacy of funds to service debt and our opinions about trends and factors which may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to (i) our results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions, and the effect thereof on our business, and (iii) our plans and objectives for future operations and expansion or consolidation.

      Any forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. These assumptions would be based on facts and conditions as they exist at the time such statements are made, as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements. As a result, the reader is cautioned not to rely on these forward-looking statements.

      We wish to caution readers that forward-looking statements, including disclosures which use words such as the Company “believes,” “anticipates,” “expects,” “estimates” and similar statements, are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the us about our businesses, including without limitation the risk factors more specifically described below in Item 1. Business, under the heading “Company Risk Factors.”

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

      On March 27, 2003, Massey advised us that they would be restating their prior period earnings for a correction in the recognition of the expense related to black lung liabilities. Based upon information provided to us by Massey, their adjustments would not have a material effect on the Company’s earnings from discontinued operations and net earnings for the years ended October 31, 2000, 1999 and 1998. The adjustments would have reduced earnings from discontinued operations and net earnings by $0.3 million for the year ended October 31, 2000, $0.9 million for the year ended October 31, 1999, and nil for the year ended October 31, 1998. Due to the immateriality of these amounts no changes have been made to the Company’s financial statements for these years.

Business Segments

      We are aligned into five principal operating segments (each, a “Segment”). The Energy and Chemicals segment provides design, engineering, procurement and construction services on a worldwide basis to an extensive range of oil, gas, refining, chemical, polymer and petrochemical clients. The Industrial and Infrastructure segment provides design, engineering, procurement and construction services to a broad base of businesses including life sciences, general commercial, institutional, manufacturing, mining, microelectronics, telecommunications and transportation customers on a global basis. The Power segment designs, engineers and constructs power facilities globally. The Global Services segment provides operations and maintenance support, temporary staffing, equipment and outsourcing and asset management solutions to our projects as well as to third party clients. The Government Services segment provides administration and support services to the federal government and other governmental parties. In addition, and as noted above, a sixth segment, the Coal segment which produces, processes and sells high-quality, low-sulfur steam coal for the utility industry as well as industrial customers, and metallurgical coal for the steel industry, is being reported as a discontinued operation as a result of the Distribution. Fluor Constructors International, Inc. (“Fluor Constructors”) which is organized and operates separately from our business segments, provides unionized management, construction and management services in the United States and Canada, both independently and as a subcontractor on projects to our Segments.

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

      Typical projects include new facilities, upgrades, revamps, fire and explosion re-builds, expansions for refineries, pipeline and offshore facility installations, gas field development and oil sands projects. During the past year, we were engaged to perform front-end engineering for a number of major upstream oil and gas projects which, if developed, could result in projects for the production of new oil and gas projects on a global basis. In addition, we continue to work on so-called “clean fuels projects” for a number as refiners in North

America and Europe that have made significant investments to produce cleaner burning fuels. While the so called “gasoline clean fuels projects” are near completion the diesel clean fuels projects are just beginning. The diesel program has two components — “On Road Diesel” and “Off Road Diesel”. The “On Road Diesel” program is aimed at the diesel used in vehicles that travel the roadways and these projects will be part of the first wave. The “Off Road Diesel” program is for diesel used in locomotives, ships, tractors and other machinery not suited for roadway travel. We also believe that we will be able to strongly leverage our core competencies to pursue major upstream oil and gas production programs and other large capital projects, where we are in the process of performing preliminary studies and front-end engineering. Other current projects include conversion of a South African facility from coal to natural gas based feedstock, engineering completion of an offshore platform in the Timor Sea, pipeline projects in the Caspian Sea region, various major oil sands projects in Alberta, Canada, a large scale deep water floating oil processing project off the coast of Angola, a heavy oil upgrader in Venezuela and a fire-rebuild gas project in Kuwait. Fluor and joint venture partner, Parsons E&C have also been re-confirmed by Tengizchevroil as the prime EPCM contractor for the restarted $2.6 billion oil field development project in Kazakhstan.

      We also see continuing strength in the natural gas and petrochemical markets where we provide a complete line of services to our clients. For example, clients in the Middle East continue to focus on developing natural gas resources with the intent of diversifying and expanding the region’s economic base beyond oil. Thus, we continue to assist in the development of several large petrochemical projects in the Middle East which process natural gas into the basic building blocks for a variety of plastics and chemicals. Similarly, China also continues to expand its capacity in the petrochemical area where, for example, we are managing the design, procurement and construction of a multi-billion dollar petrochemical site.

Industrial and Infrastructure

      Our Industrial and Infrastructure segment provides design, engineering, procurement and construction services necessary for the development of manufacturing and life sciences facilities, commercial and institutional buildings, and mining, microelectronics, telecommunications and transportation projects. This segment provides our clients in these markets with the key discipline resources of architecture, industrial design, engineering, construction and commissioning (including validation) for new construction and refurbishment of existing facilities.

      Our extensive construction legacy allows us to better serve the commercial and institutional markets. We utilize our experience and expertise to provide services to a broad spectrum of client markets such as the hospitality and higher education sector, the research and development area, and commercial and municipal buildings. We have achieved growth in markets where project complexity, coupled with geographic remoteness, allow us to demonstrate our competitive advantage, as evidenced by awards for the construction of five-star resorts in the Caribbean. We are successfully positioned to execute technically challenging assignments that require state-of-the-art application of client’s process and intellectual knowledge. Specific examples include medical and biological research facilities as well as programming assignments for nano- and meso-scale university research facilities. Another major focus for this group is supporting community enrichment projects with program management for the Orange County Performing Arts Center, Charlotte Convention Center and the execution of various community medical expansion projects. In the general construction arena, we have been recently selected to design and build Raytheon’s new headquarters in Massachusetts, and program manage the new Citigroup Tower in Shanghai, China.

      We also continue to experience significant growth in the life sciences area where, for example, we have seen increasing opportunities in the pharmaceutical and biotechnology markets. We are able to leverage thirty-five years of expertise in the design and construction of a broad range of bulk, secondary manufacturing and biotech facilities. We provide client solutions for cost containment and for schedule delivery compression to achieve rapid time-to-market implementation. Recently, our efforts have been focussed on retrofits and upgrades to existing facilities. An important component of our comprehensive offering is the provision of commissioning, start-up, validation, and regulatory compliance services. This integrated approach allows for an expedited FDA or country-specific approval process. We are well-positioned to provide a complete complement of services for the pharmaceutical and biotech industries in the United States as well as jurisdictions such as Puerto Rico and Ireland which provide certain tax advantages to the life sciences industry.

      Our client portfolio also includes project development worldwide for the microelectronics, consumer products, metals, forest products and general manufacturing industries. While the recent economic turndown has limited new capital investment, we still believe there are opportunities in the food, beverages and consumer products sectors, which we have pursued with success. Similarly, while the microelectronics sector has suffered from oversupply, we believe that the market may be turning, with new opportunities, especially in the Asia Pacific region, becoming available. We believe that we are well situated to pursue these projects.

      We serve the mining and minerals industry by providing a wide range of services including feasibility studies, project management, materials management and logistics, technical and engineering services, equipment selection, permitting, construction, operations and maintenance and remediation. We believe that our strong relationships with many of the world’s larger mining companies, are important as consolidation in the industry continues due to the depressed market for most mining products. Our efforts have focussed on oil sands projects in Canada, base metals projects in South America and Australia and precious metals projects primarily in southern Africa.

      For the infrastructure markets, we specialize in the design, assistance in the securing of development financing and management of large, complex roadway and railway projects, both domestically and in select international markets, where we often use our successful public/private partnership business model. This model permits private entities to assist public agencies in meeting transportation needs. An example of our continuing success in this area is the award to a Fluor-led consortium to build the State Highway 130 toll road project in Austin, Texas. Additionally, we are active in designing and building telecommunication systems for advanced signaling and emergency response centers.

Power

      We design, engineer and construct power generation facilities predominantly in the fossil fuel power industry through Duke/ Fluor Daniel, a partnership with Duke Energy Corp. While new orders for power generation facilities declined dramatically, we are focusing on executing our backlog of remaining projects and continue to identify opportunities for new projects. This is evidenced by our award to provide EPC services for power facilities in Pennsylvania and North Carolina, each with a capacity of 620 megawatts, and an award to provide turnkey EPC services to a 1,240 megawatt power facility in Ohio. Expanding economies in the international market are also increasing demand for power generation facilities, especially in Southern Europe. We also believe that many existing power facilities will be upgraded by the addition of emissions equipment to comply with environmental guidelines. We have also been successfully increasing the plant services we provide to the power market where, for example, we can assist clients in operational improvements, predictive and preventative maintenance and turbine fleet management.

      The Power segment also has responsibility for execution of our work in Mexico and Central America through ICA Fluor Daniel, a partnership between the Company and Grupo ICA. Recent project awards include a contract to provide engineering, procurement and construction startup services for two plants and one fuel terminal for Pemex.

Global Services

      The Global Services segment brings together a variety of customized service capabilities that significantly broaden our participation in the growing outsourcing market. In today’s competitive markets, clients are focusing on their core competencies, such as research and product development, as well as seeking new and better ways to maximize the financial benefit from their non-core assets. Working in concert with its clients, the strategic focus of Global Services is to assist its clients in achieving a sustainable advantage and profit growth by providing customized and integrated services that better optimize the total life-cycle of their assets relative to their competitors, focusing on the operations and maintenance, equipment, temporary staffing and procurement markets.

      Global Services’ activities in the operations and maintenance markets provide facility management, maintenance, operations and asset management services to the oil and gas, chemicals and life sciences, fossil and nuclear power, and manufacturing industries. We are a leading supplier of integrated facility management services, including on-site maintenance and operation support services, and continue to benefit from the outsourcing trend. We combine advanced management techniques with our value-added solutions to lower operating costs and enhance returns on clients’ plant and facilities investments. Sales efforts are focussed on leveraging existing engineering, procurement and construction clients by marketing our services to those facilities where we have recently completed a project. We are presently providing value-added services to nearly 200 facilities and project sites worldwide. An added benefit of providing these services is that while a specific project may be of a short term nature, the overall services provided generally result in long term relationships with clients at specific facilities.

      We are a leading provider of Site Services and Fleet Outsourcing through our American Equipment Company, Inc. (“AMECO”) subsidiary. During fiscal 2002, we completed our liquidation of four out of five discontinued dealership operations and we continue to actively pursue the disposition of the fifth dealership. We continue to place greater emphasis on providing integrated construction equipment, tool and fleet outsourcing solutions on a global basis for construction projects and plant sites. As examples, AMECO is the primary equipment, tool and site services provider of a major construction contractor in the eastern United States and provides similar services for many other clients as well as our Duke/ Fluor Daniel joint venture, and in Mexico through our ICA Fluor joint venture. Our significant fleet outsourcing awards include a fleet maintenance contract to support a major Texas refinery. Other significant fleet outsourcing contracts include a fleet maintenance contract support multiple facilities for a Texas power generation company and a large telecommunications company in Jamaica. AMECO has more than 50 years of experience in the construction equipment business and offers an extremely broad range of services. With locations throughout North and South America, AMECO supports some of the largest construction projects and plant locations in the world.

      We serve the temporary staffing market through our TRS Staffing Solutions (“TRS”) subsidiary. TRS is a global enterprise of staffing specialists that provides clients with recruiting and placement of temporary, contract and direct hire technical professionals. During 2002, we completed our exit from the discontinued non-EPC TRS staffing business including those that provided temporary staffing services in information technology, accounting and finance. As a result, TRS will focus on increasing opportunities to provide temporary staffing for EPC-related activities both to the Company and to third parties. By doing so, TRS provides both the Company and our clients flexibility and economies in meeting fluctuations in staffing requirements. TRS operates from four offices in the United States, as well as in offices in Canada, the United Kingdom, the Netherlands and South Africa.

      In March 2003, we acquired five specialty operations and maintenance business groups from Philip Services Corporation. The acquired business groups will provide operations and maintenance to domestic industrial facilities, particularly in the oil and gas, refining, chemicals, petrochemicals and power generation industries.

Government Services

      Government Services is a leading provider of project management services to the United States government, particularly to the Department of Energy and the Department of Defense. Government Services is presently providing environmental restoration, engineering, construction, site operations and maintenance services at two major Department of Energy project sites. These sites are the Fernald Environmental Management Project, located near Cincinnati, Ohio, and the Hanford Environmental Management Project, located in Richland, Washington. Despite the complexity of these projects, both sites have achieved exemplary safety and project performance records. As part of these services, we also provide asset management services in the form of infrastructure operations and maintenance.

      Fluor also provides engineering and construction services, as well as contingency operations support to the Departments of Defense, State and Transportation and to agencies such as the Federal Emergency Management Agency. We received an award in the second quarter award to provide construction services for the U.S. Ground-Based Missile Defense Facilities in Alaska. Our contingency operations activities, which support military logistical and infrastructure needs around the world, are evidenced by our recent U.S. Airforce task order to upgrade airports in Afghanistan with radar and runway lighting.

      In January 2003, we acquired Del-Jen, Inc., a leading provider of outsourced services to the federal government. Del-Jen provides operations and maintenance services at military bases and education and training services to the Department of Labor, particularly through its Job Corps programs.

Discontinued Coal Segment

      During fiscal 2000, the Coal segment, which operated through A. T. Massey Coal Company, Inc. and its subsidiaries, was headquartered in Richmond, Virginia. As a result of the Distribution, on November 30, 2000, the Coal segment ceased to be part of our continuing operations and reported results, and is now reported as a discontinued operation. The Coal segment, now operated by Massey, is a publicly-traded Company that is listed on the New York Stock Exchange, and files reports with the Securities and Exchange Commission.

Other Matters

Backlog

      The following table sets forth the consolidated backlog of the Energy and Chemicals, Industrial and Infrastructure, Power, Global Services and Government Services segments at December 31, 2002 and 2001.

	December 31,	December 31,
	2002	2001

	(in millions)
Energy and Chemicals	$2,385	$3,823
Industrial and Infrastructure	4,133	2,959
Power	841	2,256
Global Services	1,555	1,860
Government Services	795	608

Total	$9,709	$11,506

      The following table sets forth the consolidated backlog the Energy and Chemicals, Industrial and Infrastructure, Power, Global Services and Government Services segments at December 31, 2002 and 2001 by region.

	December 31,	December 31,
	2002	2001

	(in millions)
United States	$5,608	$7,515
Asia Pacific (Including Australia)	712	219
Europe, Africa and Middle East	1,570	1,625
The Americas	1,819	2,147

Total	$9,709	$11,506

      Estimated portion not to be performed during 2003: 30%.

      For purposes of the preceding tables, Global Services backlog figures are not provided for AMECO or TRS Staffing Solutions since there is no way to meaningfully measure backlog for these business units due to the nature of the services they provide.

      The dollar amount of the backlog is not necessarily indicative of our future earnings related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict with certainty the portion of our December 31, 2002 backlog estimated to be performed subsequent to 2003.

      For additional information with respect to our backlog, please see Management’s Discussion and Analysis contained in Fluor’s 2002 Annual Report to shareholders, which information is incorporated herein by this reference (and except for this section and other sections specifically incorporated herein by this reference in Items 1 through 8 of this report, Fluor’s 2002 Annual Report to shareholders is not deemed to be filed as part of this report).

Types of Contracts

      While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two groups of contracts: cost reimbursable, and guaranteed maximum and fixed price contracts. As of December 31, 2002, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	2002	Backlog

	(in millions)
Cost Reimbursable	67%	$6,452
Guaranteed Maximum and Fixed Price	33%	$3,257

      Under cost reimbursable contracts, the client reimburses our costs in developing a project and pays us a pre-determined fee or a fee based upon a percentage of the costs incurred in completing the project. Our profit may be in the form of a fee, a simple mark-up applied to labor costs incurred in the contract, or a combination of the two. Under fixed price contracts, including so-called lump sum contracts or unit price contracts, we bid on a contract based upon specifications provided by the client, agreeing to develop a project at a fixed price. In some fixed price contracts, we share our savings with the client in exchange for the client bearing some of risk if the actual cost exceeds the contract award. As a result, if we perform well, we can benefit from cost savings; however, if the project does not proceed as originally envisioned, we cannot recover for cost overruns except in certain limited situations. Some of our contracts can also be categorized as guaranteed maximum price contracts. These contracts, while having some characteristics similar to reimbursable contracts, tend to carry a level of risk similar to fixed price contracts since the total actual cost of the project plus our fee cannot exceed a specified amount.

      Our Government Services segment, as a prime contractor or a major subcontractor for a number of United States government programs, generally performs its services under cost reimbursable contracts although subject to applicable statutes and regulations. In many cases, these contracts include incentive-fee arrangements. The programs in question often take many years to complete and may be implemented by the award of many different contracts. Despite the fact that these programs are generally awarded on a multi-year basis, the funding for the programs is generally approved on an annual basis by Congress. The government is under no obligation to maintain funding at any specific level, or funds for a program may even be eliminated thereby significantly curtailing or stopping a program.

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

Raw Materials

      Raw Materials and the components necessary for the conduct of our businesses are generally available from numerous sources. We do not foresee any unavailability of raw materials and components that would have a material adverse effect on its businesses in the near term.

Research and Development

      While we engage in research and development efforts both on current projects and in the development of new products and services, during the past three fiscal years, we have not incurred costs for Company-sponsored research and development activities which would be material, special or unusual in any of our business segments.

Environmental, Safety and Health Matters

      We believe, based upon present information available to it, that our accruals with respect to future environmental costs are adequate and any future costs will not have a material effect on our consolidated financial position, results of operations or liquidity. Some factors, however could result in additional expenditures or the provision of additional accruals in expectation of such expenditures. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.

Number of Employees

      The following table sets forth the number of salaried and craft/hourly employees of Fluor and its subsidiaries engaged in our continuing business segments as of December 31, 2002:

	Salaried	Craft/Hourly	Total

Energy and Chemicals	6,199	4,491	10,690
Industrial and Infrastructure	2,552	1,501	4,053
Power	768	7,885	8,653
Global Services	3,461	10,850	14,311
Government Services	3,577	805	4,382
Other	2,702	18	2,720

Total	19,259	25,550	44,809

Operations by Business Segment and Geographical Area

      The financial information for business segments and geographic areas is included in the Operations by Business Segment and Geographical Area section of the Notes to Consolidated Financial Statements in Fluor’s 2002 Annual Report to shareholders, which section is incorporated herein by reference.

Available Information

      Our website address is www.fluor.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on our “Investor Relations” portion of our website, http://investor.fluor.com/ Edgar.cfm, under the heading “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission.

Company Risk Factors

We bear the risk of cost overruns in approximately 33% of the dollar-value of our contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

      We conduct our business under various types of contractual arrangements. In terms of dollar-value, the majority of our contracts allocate the risk of cost overruns to our client by requiring our client to reimburse us for our costs. Approximately 33% of the dollar-value of our contracts, however, are guaranteed maximum or lump sum contracts, where we bear a significant portion of the risk for cost overruns. Under these fixed-price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or circumstances change, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

      As of December 31, 2002, our backlog was approximately $9.7 billion. We cannot guarantee that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, during our fourth quarter in fiscal 2002, the remaining portions of three power projects for Duke Energy Corp. were canceled, reducing our projected backlog by approximately $305 million. These types of backlog reductions adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually receive.

If we guarantee the timely completion or performance standards of a project, we could incur additional costs to cover our guarantee obligations.

      In some instances and in many of our fixed-price contracts, we guarantee a customer that we will complete a project by a scheduled date. We sometimes provide that the project, when completed, will also achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the costs to cause the project to achieve the performance standards. In some cases, where we fail to meet performance standards, we may also be subject to agreed-upon liquidated damages. To the extent that these events occur, the total costs of the project would exceed our original estimates and we could experience reduced profits or, in some cases, a loss for that project.

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

      The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. Although downturns can impact our entire business, our telecommunications and mining markets exemplify businesses that are cyclical in nature and continue to be affected by a decrease in worldwide demand for the projects during the past year. Similarly, the Power segment, which services the power industry, has seen strong growth in the past few years due to previously unmet power needs and deregulation but is now seeing its business opportunities decrease relative to the last few years. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to general downturns and are cyclical in nature. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in these industries.

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

      Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. As of December 31, 2002, approximately 42% of our projected backlog consisted of engineering and construction revenues to be derived from facilities to be constructed in other countries; we expect that a significant portion of our revenues and profits will continue to come from international projects for the foreseeable future.

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

      We serve markets that are highly competitive and in which a large number of multinational companies, such as the Bechtel Group, the Shaw Group, Jacobs Engineering Group, Kellogg Brown & Root, Washington

Group International and Foster Wheeler, compete. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

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

      We enter into various joint ventures as part of our engineering, procurement and construction businesses, such as ICA/ Fluor Daniel and Duke/ Fluor Daniel. The success of these and other joint ventures depend, in large part, on the satisfactory performance of our joint venture partners of their joint venture obligations. If our joint venture partners fail to satisfactorily perform their joint venture obligations as a result of financial or other difficulties, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

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

      We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. The applicable regulations, as well as the technology and length of time available to comply with those regulations, continue to develop and change. In addition, past activities could also have a material impact on us. For example, when we sold our mining business formerly conducted through St. Joe Minerals Corporation, we retained responsibility for certain non-lead related environmental liabilities, but only to the extent that such liabilities were not covered by St. Joe’s comprehensive general liability insurance. While we are not currently aware of any material exposure arising from our former St. Joe’s business or otherwise, the costs of complying with rulings and regulations or satisfying any environmental remediation requirements for which we are found responsible could be substantial and could reduce our profits. We are also subject to a number of asbestos-related lawsuits. However, we believe that based upon our past experience, our risk of financial liability is limited. Even if a court determines that we have some liability, we have insurance coverage in place that should largely cover any financial liability.

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

      Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations.

Our recent and any future acquisitions may not be successful.

      Fluor expects to continue to pursue select acquisitions of businesses. We cannot assure you that we will be able to locate suitable acquisitions or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Acquisitions may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced. We also may encounter difficulties integrating acquisitions and successfully managing the growth we expect to experience from these acquisitions.

Item 2.	Properties

Major Facilities

      Operations of Fluor and its subsidiaries are conducted in both owned and leased properties totaling approximately 7.0 million square feet. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the location and general character of the major existing facilities:

Location	Interest	Purpose

United States and Canada:
Aliso Viejo, California	Leased	Executive offices, general office and engineering
Calgary, Canada	Leased	Fluor Canada operations
Charlotte, North Carolina	Leased	Duke/ Fluor Daniel operations
Cincinnati, Ohio	Leased	General office and engineering
Greenville, South Carolina	Owned and Leased	General office, engineering, AMECO operations and undeveloped land
Houston (Sugar Land), Texas	Owned and Leased	General office, engineering and undeveloped land
Richland, Washington	Leased	Government Services operations
Rumford, Rhode Island	Leased	Industrial and Infrastructure operations and general office
San Juan, Puerto Rico	Leased	General office and engineering
Tucson, Arizona	Leased	General office and engineering
Vancouver, Canada	Leased	Fluor Daniel Wright Operations

The Americas:
Caracas, Venezuela	Leased	General office and engineering
Mexico City, Mexico	Leased	ICA Fluor Daniel Operations
Santiago, Chile	Owned	Fluor Chile Operations

Europe, Africa and Middle East:
Al Khobar, Saudi Arabia (Dhahran area)	Owned	Fluor Arabia Operations
Asturias, Spain	Owned	Fluor Spain Operations
Camberley, England	Owned and Leased	Fluor Limited Operations
Gilwice, Poland	Owned	General office and engineering
Haarlem, Netherlands	Owned and Leased	General office and engineering
Sandton, South Africa	Leased	Fluor South Africa Operations

Asia and Asia Pacific:
Jakarta, Indonesia	Leased	Fluor Daniel Eastern, Inc. Operations
Manila, Philippines	Owned	Fluor Daniel Inc. Philippines Operations
Melbourne, Australia	Leased	Fluor Australia Operations
New Dehli, India	Leased	Fluor Daniel India Private Ltd. Operations
Perth, Australia	Leased	Fluor Australia Operations

Item 3.	Legal Proceedings

      Fluor and its subsidiaries, incident to their normal business activities, are parties to a number of legal proceedings and other matters in various stages of development. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material adverse effect upon the consolidated financial position, or the results of operations of the company, after giving effect to provisions already recorded. For additional information, see Contingencies and Commitments in the notes to our consolidated financial statements in our 2002 Annual Report to Shareholders, which section is incorporated herein by reference. Certain portions of our 2002 Annual Report to Shareholders are attached in Exhibit 13 to this Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

      The Company did not submit any matters to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Disclosure of market information, holders and dividends pursuant to Item 201 of Regulation S-K is incorporated by reference from the information contained in our 2002 Annual Report to Shareholders in the section entitled “Shareholders’ Reference”. This section of our 2002 Annual Report to Shareholders are attached in Exhibit 13 to this Annual Report on Form 10-K. Disclosure of securities authorized for issuance under our equity compensation plans pursuant to Item 201 of Regulation S-K is incorporated by reference from the information contained in the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in the Executive Compensation and Other Information portion of our Proxy Statement.

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Discussions about Market Risk

      Information for Items 6, 7 and 7A is contained in Fluor’s 2002 Annual Report to Shareholders, which information is incorporated herein by reference:

Item No.	Title	Annual Report to Shareholders Section

Item 6.	Selected Financial Data	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Management’s Discussion and Analysis
Item 7A.	Quantitative and Qualitative Discussions about Market Risk	Management’s Discussion and Analysis

Certain portions of our 2002 Annual Report to Shareholders are attached in Exhibit 13 to this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

      Information for Item 8 is included in Fluor’s Consolidated Balance Sheet as of December 31, 2002 and 2001 and Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders’ Equity and Notes to Consolidated Financial Statements for the years ended December 31, 2002 and 2001 and October 31, 2000 and the two months ended December 31, 2000 and Fluor’s unaudited Quarterly Financial Data for the years ended December 31, 2002 and 2001 appearing in Fluor’s 2002 Annual Report to shareholders, all of which are incorporated herein by reference. The report of independent auditors on Fluor’s consolidated financial statements is in the Management’s and Independent Auditors’ Reports section of Fluor’s 2002 Annual Report to shareholders and is also incorporated herein by reference. Certain portions of our 2002 Annual Report to Shareholders are attached in Exhibit 13 to this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item regarding directors incorporated by reference from the information contained in the Biographical section of the Election of Directors portion of our definitive proxy statement for the 2003 annual meeting of our shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of Fluor’s fiscal year ended December 31, 2002. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporate Governance portion of our Proxy Statement.

Executive Officers of the Registrant

      Pursuant to the requirements of Item 401(b) and 401(e) of Regulation S-K, the following information is being furnished with respect to the Company’s executive officers:

Name	Age	Position with the Company(1)

Alan L. Boeckmann	54	Chairman and Chief Executive Officer
Lawrence N. Fisher	59	Senior Vice President, Law and Secretary
H. Steven Gilbert	55	Senior Vice President, Human Resources and Administration
Kirk D. Grimes	45	Group Executive, Energy & Chemicals
John L. Hopkins	49	Group Executive, Sales, Marketing & Strategic Planning
Robert A. McNamara	49	Group Executive, Industrial and Infrastructure
Ronald W. Oakley	52	Group Executive, Government
D. Michael Steuert	54	Senior Vice President and Chief Financial Officer
Mark A. Stevens	50	Group Executive, Global Services

(1)	Except where otherwise indicated, all references are to positions held with Fluor Corporation or one of its subsidiaries.

Alan L. Boeckmann

      Chairman and Chief Executive Officer, since February 2002; member of the Board since 2000; formerly, Chief Operating Officer since 2000; President and Chief Executive Officer, Fluor Daniel, since 1999; formerly Group President, Energy and Chemicals from 1996; joined the Company in 1979 with previous service from 1974 to 1977.

Lawrence N. Fisher

      Senior Vice President, Law and Secretary, since 1996; formerly Vice President, Corporate Law and Assistant Secretary from 1984; joined the Company in 1974.

H. Steven Gilbert

      Senior Vice President, Human Resources, and Administration since February 2002; formerly, Senior Vice President, Business and Work Process Integration from 1999; Vice President, Work Process Improvement from 1998; Vice President and General Manager of the Company’s Irvine, Houston, Calgary, Greenville, Chicago and Philadelphia offices from 1997; joined the Company in 1970.

Kirk D. Grimes

      Group Executive, Energy & Chemicals since 1999; formerly President, Telecommunications SBU from 1998; Vice President, Operations, for Telecommunications from 1999; Executive Director, Fluor Daniel Telecom, from 1997; joined the Company in 1980.

John L. Hopkins

      Group Executive, Sales, Marketing and Strategic Planning since February 2002; formerly Group Executive, Fluor Global Services from September 2001; President and Chief Executive Officer, TradeMC, a developer and promoter of supplier networks for the procurement of capital goods from March 2000; Group President, Sales & Marketing from 1988; President, Chemicals & Life Sciences from 1991; joined the Company in 1988.

Robert A. McNamara

      Group Executive, Industrial and Infrastructure since February 2002; formerly, Group Executive, Industrial since 2001; President, Manufacturing and Life Sciences SBU from 1998; President, ADP Marshall, Inc., a construction subsidiary of the Company from 1996; joined the Company in 1996.

Ronald W. Oakley

      Group Executive, Government since October 2002; formerly Group Executive, Strategic Operations from February 2002; formerly Group Executive, Infrastructure from 2001; President of Infrastructure for Fluor Daniel from 1995; joined the Company in 1979.

D. Michael Steuert

      Senior Vice President and Chief Financial Officer since May 2001; formerly Senior Vice President and Chief Financial Officer, Litton Industries Inc, a major defense contractor from 1999 to 2001, and Senior Vice President and Chief Financial Officer, GenCorp Inc., a technology-based manufacturing company from 1994 to 1999; joined the Company in May 2001.

Mark A. Stevens

      Group Executive, Global Services since February 2002; formerly Senior Executive, Sales, Marketing & Strategic Planning from 2001; President, Energy & Chemicals from 1997; President, Central American Operations from 1995; joined the Company in 1975.

Code of Ethics

      We have long maintained and enforced “Code of Business Ethics” which applies to all Fluor officers and employees, including our chief executive officer, chief financial officer, and principal accounting officer and controller. A copy of the code, which has been substantially in its current form since 1987 has been filed as an exhibit to this Form 10-K and will be posted on the investor relations portion of our website, at www.fluor.com as soon as practicable after the filing of this report. We intend to disclose any changes or amendments to our code of ethics or waivers from our code of ethics applicable to our chief executive officer, chief financial officer, and principal accounting officer or controller by posting such changes or waivers to our website.

Item 11.	Executive Compensation

      Information required by this item is included in the Organization and Compensation Committee Report on Executive Compensation and Executive Compensation and Other Information sections of our Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this item is included in the Stock Ownership and Executive Compensation and Other Information sections of our Proxy Statement which are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information required by this item is included in the Other Matters section of the Election of Directors portion of our Proxy Statement which is incorporated herein by reference.

PART IV

Item 14.	Controls and Procedures

      Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”). To maintain a cost-effective controls structure, management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can only provide reasonable assurance that our management’s control objectives are met. In addition, the design of any system of control is based upon certain assumptions about the likelihood of future events, and there can no assurance that any design will succeed in achieving its stated goals under all future events, no matter how remote.

      Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in timely alerting them to material information relating to the company required to be included in our periodic SEC reports. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this report:

      1.     Financial Statements: The following financial statements are contained in the Company’s 2002 Annual Report to shareholders:

Consolidated Statement of Earnings for the years ended December 31, 2002 and 2001, and October 31, 2000, and the transition period for the two months ended December 31, 2000.

Consolidated Balance Sheet as of December 31, 2002 and 2001.

Consolidated Statement of Cash Flows for the years ended December 31, 2002 and 2001, October 31, 2000 and the transition period for the two months ended December 31, 2000.

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2002 and 2001, and October 31, 2000, and the transition period for the two months ended December 31, 2000.

Notes to Consolidated Financial Statements.

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

      3.     Exhibits:

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant(1)
3.2	Amended and Restated Bylaws of the registrant*
10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company)(2)
10.2	Tax Sharing Agreement between the Fluor Corporation and A.T. Massey Coal Company, Inc.(3)
10.3	Employment Agreement, dated as of July 1, 1998, between Fluor Corporation and Philip J. Carroll(1)
10.4	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann(1)
10.5	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens*
10.6	Fluor Corporation 2000 Executive Performance Incentive Plan(4)
10.7	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors(5)
10.8	Fluor Corporation Executive Deferred Compensation Plan(6)
10.9	Fluor Corporation Deferred Director’s Fees Program*
10.10	Directors’ Life Insurance Summary(1)
10.11	Fluor Executives’ Supplemental Benefit Plan(1)
10.12	Fluor Corporation Retirement Plan for Outside Directors(1)
10.13	Executive Severance Plan*
10.14	2001 Key Employee Performance Incentive Plan(6)
10.15	2001 Fluor Stock Appreciation Rights Plan(6)
10.16	Fluor Corporation 2003 Executive Performance Incentive Plan (proposed)*
10.17	Code of Ethics and Business Conduct* Certain portions of the Fluor Corporation 2002 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 3, 5, 6, 7, 7A and 8 of this report,
13	Fluor’s 2002 Annual Report to shareholders is not deemed to be filed as a part of this report)*
21	Subsidiaries of the registrant*
23	Consent of Independent Auditors* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
99.1	Sarbanes-Oxley Act of 2002*

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(3)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(b) Reports on Form 8-K filed during fiscal 2002:

      On August 14, 2002, we filed a current report on form 8-K to file the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION

By:	/s/ D. MICHAEL STEUERT

D. Michael Steuert,
Senior Vice President
and Chief Financial Officer

March 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ ALAN L. BOECKMANN Alan L. Boeckmann	Chairman of the Board and Chief Executive Officer	March 25, 2003

Principal Financial Officer:

/s/ D. MICHAEL STEUERT D. Michael Steuert	Senior Vice President and Chief Financial Officer	March 25, 2003

Principal Accounting Officer:

/s/ VICTOR L. PRECHTL Victor L. Prechtl	Vice President and Controller	March 25, 2003

Other Directors:

* Paul M. Anderson	Director	March 25, 2003

/s/ PETER J. FLUOR Peter J. Fluor	Director	March 25, 2003

/s/ DAVID P. GARDNER David P. Gardner	Director	March 25, 2003

/s/ THOMAS L. GOSSAGE Thomas L. Gossage	Director	March 25, 2003

/s/ JAMES T. HACKETT James T. Hackett	Director	March 25, 2003

Signature	Title	Date

/s/ BOBBY R. INMAN Bobby R. Inman	Director	March 25, 2003
* Kent Kresa	Director	March 25, 2003

/s/ VILMA S. MARTINEZ Vilma S. Martinez	Director	March 25, 2003

/s/ DEAN R. O’HARE Dean R. O’Hare	Director	March 25, 2003

/s/ ROBIN RENWICK Lord Robin Renwick, K.C.M.G	Director	March 25, 2003

/s/ MARTHA R. SEGER Martha R. Seger	Director	March 25, 2003

*Joined the Company’s Board of Directors on March 14, 2003.

CERTIFICATIONS

Certification of Chief Executive Officer

I, Alan L. Boeckmann, certify that:

      1.     I have reviewed this annual report on Form 10-K of Fluor Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALAN L. BOECKMANN

Alan L. Boeckmann,
Chief Executive Officer

Date: March 25, 2003

Certification of Chief Financial Officer

I, D. Michael Steuert, certify that:

      1.     I have reviewed this annual report on Form 10-K of Fluor Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ D. MICHAEL STEUERT

D. Michael Steuert,
Chief Financial Officer

Date: March 25, 2003

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant(1)
3.2	Amended and Restated Bylaws of the registrant*
10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company)(2)
10.2	Tax Sharing Agreement between the Fluor Corporation and A.T. Massey Coal Company, Inc.(3)
10.3	Employment Agreement, dated as of July 1, 1998, between Fluor Corporation and Philip J. Carroll(1)
10.4	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann(1)
10.5	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens*
10.6	Fluor Corporation 2000 Executive Performance Incentive Plan(4)
10.7	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors(5)
10.8	Fluor Corporation Executive Deferred Compensation Plan(6)
10.9	Fluor Corporation Deferred Director’s Fees Program*
10.10	Directors’ Life Insurance Summary(1)
10.11	Fluor Executives’ Supplemental Benefit Plan(1)
10.12	Fluor Corporation Retirement Plan for Outside Directors(1)
10.13	Executive Severance Plan*
10.14	2001 Key Employee Performance Incentive Plan(6)
10.15	2001 Fluor Stock Appreciation Rights Plan(6)
10.16	Fluor Corporation 2003 Executive Performance Incentive Plan (proposed)*
10.17	Code of Ethics and Business Conduct*
13	Certain portions of the Fluor Corporation 2002 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 3, 5, 6, 7, 7A and 8 of this report, Fluor’s 2002 Annual Report to shareholders is not deemed to be filed as a part of this report)*
21	Subsidiaries of the registrant*
23	Consent of Independent Auditors*
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	New exhibit filed with this report

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(3)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.