Form 10-Q
period 2003-03-31
FLUOR CORP
filed 2003-05-15
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes (X)   No (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes (X)   No (   )

As of April 30, 2003, there were 81,518,560 shares of common stock outstanding.

FLUOR CORPORATION

FORM 10-Q

March 31, 2003

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Three Months Ended March 31, 2003 and 2002

UNAUDITED

in thousands, except per share amounts	2003	2002

REVENUES	$2,076,959	$2,506,609
COSTS AND EXPENSES
Cost of revenues	1,980,261	2,420,045
Corporate administrative and general expense	36,704	33,469
Interest expense	2,550	2,185
Interest income	(3,204)	(2,715)

Total Costs and Expenses	2,016,311	2,452,984

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	60,648	53,625
INCOME TAX EXPENSE	19,723	17,444

EARNINGS FROM CONTINUING OPERATIONS	40,925	36,181
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(148)	1,437
GAIN (LOSS) ON DISPOSAL, NET OF TAXES	(13,476)	3,572
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES	(10,389)	—

NET EARNINGS	$16,912	$41,190

BASIC EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$0.52	$0.46
DISCONTINUED OPERATIONS	(0.17)	0.06
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.13)	—

NET EARNINGS	$0.22	$0.52

DILUTED EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$0.51	$0.45
DISCONTINUED OPERATIONS	(0.17)	0.06
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.13)	—

NET EARNINGS	$0.21	$0.51

SHARES USED TO CALCULATE EARNINGS (LOSS) PER SHARE
BASIC	79,267	79,182

DILUTED	79,647	79,901

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2003 and December 31, 2002

UNAUDITED

	March 31,	December 31,
in thousands, except share amounts	2003	2002 *

ASSETS
Current assets
Cash and cash equivalents	$530,130	$753,367
Accounts and notes receivable	539,954	503,399
Contract work in progress	519,744	449,989
Deferred taxes	126,322	128,558
Other current assets	110,757	106,152

Total current assets	1,826,907	1,941,465
Assets of discontinued operations	40,992	49,694
Property, plant and equipment (net of accumulated depreciation of $349,423 and $318,864, respectively)	576,057	467,020
Investments and goodwill	160,648	146,857
Deferred taxes	106,603	113,514
Pension assets	158,351	167,256
Other	270,120	256,345

	$3,139,678	$3,142,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$536,851	$452,613
Advances from affiliate	190,098	257,330
Advance billings on contracts	419,918	524,661
Accrued salaries, wages and benefits	261,678	320,280
Other accrued liabilities	195,875	201,287

Total current liabilities	1,604,420	1,756,171
Liabilities of discontinued operations	21,515	23,420
Long-term debt due after one year	142,268	17,613
Noncurrent liabilities	465,175	461,080
Contingencies and commitments
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.01 par value; issued and outstanding – 81,216,726 and 80,188,322 shares, respectively	812	802
Additional capital	387,416	357,432
Unamortized executive stock plan expense	(34,333)	(18,603)
Accumulated other comprehensive loss	(71,734)	(75,983)
Retained earnings	624,139	620,219

Total shareholders’ equity	906,300	883,867

	$3,139,678	$3,142,151

*	Amounts at December 31, 2002 have been derived from audited financial statements.

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

UNAUDITED

in thousands	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$16,912	$41,190
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation and amortization	20,825	19,073
Cumulative effect of change in accounting principle	10,389	—
Deferred taxes	7,865	7,521
Retirement plan accrual	9,050	6,462
Provision for impairment of assets and loss on discontinued operations	13,476	(3,572)
Changes in operating assets and liabilities, excluding effects of business acquisitions/dispositions	(237,093)	31,303
Equity in earnings of investees	(459)	982
Other, net	9,174	(17,957)

Cash provided (utilized) by operating activities	(149,861)	85,002

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures
Continuing operations	(16,758)	(23,174)
Discontinued operations	(2,583)	(3,914)
Acquisitions, net	(53,847)	—
Investments, net	6,489	(1,500)
Proceeds from disposal of property, plant and equipment	8,142	25,759
Proceeds from sale of subsidiaries	—	45,891
Other, net	(840)	(668)

Cash provided (utilized) by investing activities	(59,397)	42,394

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(12,992)	(12,858)
Decrease in short-term borrowings	—	(17,902)
Stock options exercised	1,754	7,154
Purchases of common stock	(2,691)	(2,381)
Other, net	(50)	(774)

Cash utilized by financing activities	(13,979)	(26,761)

Increase (decrease) in cash and cash equivalents	(223,237)	100,635
Cash and cash equivalents at beginning of period	753,367	572,654

Cash and cash equivalents at end of period	$530,130	$673,289

See Accompanying Notes

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)	The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2002 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that can be expected for a full year.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at March 31, 2003 and its consolidated results of operations and cash flows for the three months ended March 31, 2003 and 2002.

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

(2)	Advances from affiliate relate to cash received by Duke/Fluor Daniel, a joint venture entity, from advance billings on contracts, which are made available to the partners. Such advances are classified as an operating liability of the company.

(3)	The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	March 31

$ in thousands	2003	2002

Net earnings	$16,912	$41,190
Unrealized loss on investment	(1,107)	—
Foreign currency translation adjustment	5,356	(3,649)

Comprehensive income	$21,161	$37,541

(4)	Cash paid for interest was $1.6 million and $3.2 million for the three-month periods ended March 31, 2003 and 2002, respectively. Included in cash paid for interest for the three months ended March 31, 2003 is $0.7 million related to debt resulting from the consolidation of variable interest entities. The comparable prior year amount of $0.8 million was recognized as rent expense. For further discussion on consolidation of variable interest entities see note 10. Income tax payments, net of receipts, were $9.4 million and $7.0 million during the three-month periods ended March 31, 2003 and 2002, respectively.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

(5)	During the first quarter of 2003, the company realigned certain operations to increase focus on the downstream bulk and specialty chemicals markets. These projects were formerly in the Energy & Chemicals segment and will now be executed and reported in the Industrial & Infrastructure segment. The Energy & Chemicals segment was renamed Oil & Gas and all prior periods have been restated to reflect this change.

Following the realignment, operations are now organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Power, Global Services and Government. The Oil & Gas segment provides engineering and construction professional services for the upstream oil and gas production, refining, and certain petrochemicals markets. The Industrial & Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, downstream bulk and specialty chemicals, telecommunications and transportation projects and other facilities. The Power segment provides professional services to engineer, construct and maintain power generation facilities. Services provided by the Power segment are primarily conducted through two jointly owned groups; Duke/Fluor Daniel, 50 percent owned partnerships with Duke Energy, and ICA Fluor Daniel, 49 percent jointly owned companies with Grupo ICA, a Mexican company. The Global Services segment includes operations and maintenance, equipment and temporary staffing services and the company’s global sourcing and procurement services business. The Government segment provides project management, engineering, construction, and contingency response services to the United States government.

Operating information by segment for the company’s continuing operations are as follows for the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31

$ in millions	2003	2002

External revenue
Oil & Gas	$744.3	$749.8
Industrial & Infrastructure	587.2	523.7
Power	147.6	741.0
Global Services	264.8	279.4
Government	333.1	212.7

Total external revenue	$2,077.0	$2,506.6

Operating profit
Oil & Gas	$26.8	$30.6
Industrial & Infrastructure	16.8	16.4
Power	21.3	13.0
Global Services	23.2	21.4
Government	8.6	5.2

Total operating profit	$96.7	$86.6

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

A reconciliation of the segment information to consolidated amounts for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended
	March 31

$ in millions	2003	2002

Total segment operating profit	$96.7	$86.6
Corporate administrative and general expense	(36.7)	(33.5)
Interest income, net	0.6	0.5

Earnings from continuing operations before taxes	$60.6	$53.6

(6)	In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and temporary staffing operations. As of March 31, 2003, the company had substantially completed the sale or liquidation of its discontinued operations with the exception of one equipment dealership operation. While remaining open to a sale of the existing business, the company has initiated shutdown actions that will result in full liquidation of the business by the end of 2003.

In the first quarter of 2003, the company recorded an additional after-tax impairment provision of $13.5 million, including adjustments to deferred taxes, to recognize further deterioration in the fair value of the remaining equipment dealership due to continued severely depressed conditions in the equipment rental industry.

The revenues and earnings (loss) from discontinued operations for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended
	March 31

$ in thousands	2003	2002

Revenue
Dealership operations	$16,402	$49,194
Other equipment operations	—	4,227
Temporary staffing operations	34	25,172

Total revenue	$16,436	$78,593

Earnings (loss) from discontinued operations
Dealership operations	$976	$2,530
Other equipment operations	(2)	213
Temporary staffing operations	(1,013)	(553)

Earnings (loss) from discontinued operations before tax	(39)	2,190
Income tax expense	(109)	(753)

Earnings (loss) from discontinued operations	$(148)	$1,437

Gain (loss) on disposal before tax	$(8,046)	$5,127
Income tax (expense) benefit	(5,430)	(1,555)

Gain (loss) on disposal	$(13,476)	$3,572

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

The net assets of discontinued operations consisted of the following:

	March 31,	December 31,
$ in thousands	2003	2002

Accounts & notes receivable	$7,072	$9,551
Inventories & other assets	6,875	10,905
Property, plant & equipment, net	27,045	29,238

Total assets of discontinued operations	$40,992	$49,694

Accounts and notes payable	$7,689	$10,093
Accrued and other liabilities	13,826	13,327

Total liabilities of discontinued operations	$21,515	$23,420

(7)	During the first quarter of 2003, the company completed two strategic acquisitions to strengthen and expand specific business segments.

In January 2003, the company acquired Del-Jen, Inc. (“Del-Jen”), a leading provider of services to the Departments of Defense and Labor. The acquisition will expand the company’s ability to provide services in the government outsourcing market and will be reported in the company’s Government segment. Del-Jen was acquired for $32.6 million in cash. In connection with this acquisition, the company recorded goodwill of $23.3 million and intangible assets of $3.2 million. Goodwill is no longer amortized but is reviewed periodically for impairment in accordance with SFAS 142. The intangible assets are being amortized over useful lives ranging from three to seven years.

In March 2003, the company acquired five specialty operations and maintenance (“O&M”) business groups from Philip Services Corporation. The acquired businesses, which will be named Plant Performance Services, will expand and strengthen the O&M services business component of the Global Services segment and complement the company’s core engineering, procurement, and construction business. The business groups were acquired for $21.2 million in cash. The seller retained the working capital for these businesses. As a result, the company expects to provide funds for operating liquidity in the range of $20 to $30 million as may be required over the next several months. As of March 31, 2003, the allocation of the purchase price to the fair value of the tangible and intangible assets acquired has not been finalized.

The company’s consolidated financial statements include the operating results of both businesses from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis to the company’s results.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

(8)	The company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the company’s stock at the end of the period. Compensation cost for these plans totaled $1.7 million and $1.3 million for the three months ended March 31, 2003 and 2002, respectively.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). This statement amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to require more prominent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 also amends the disclosure provisions of APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in interim financial statements.

Under APB Opinion No. 25, no compensation cost is recognized for the option plans where vesting provisions are based only on the passage of time. Had the company recorded compensation expense using the accounting method recommended by SFAS 123, net earnings and earnings per share would have been reduced to the pro forma amounts as follows:

	Three Months Ended
	March 31

$ in thousands	2003	2002

Net earnings
As reported	$16,912	$41,190
Stock-based employee compensation expense, net of tax	(2,152)	(2,366)

Pro forma	$14,760	$38,824

Basic net earnings per share
As reported	$0.22	$0.52

Pro forma	$0.19	$0.49

Diluted net earnings per share
As reported	$0.21	$0.51

Pro forma	$0.18	$0.48

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

(9)	In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FASI 45). FASI 45 expands on the accounting and disclosure requirements under existing accounting standards. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation. The company adopted the accounting provisions of FASI 45 as of January 1, 2003 without material effect to either its financial position or results of operations.

(10)	In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Pursuant to the requirements of this Interpretation, the company has consolidated two entities that own certain engineering office facilities, which are leased to the company. The company has no ownership interest in the companies that own the facilities but is deemed to be the primary beneficiary of the variable interests in these entities. The leases contain residual value guarantees, which totaled approximately $105 million at December 31, 2002. None of the terms of the leasing arrangements or the company’s obligations as a lessee will be impacted by this change in accounting. If the company defaults on the lease payments or were to fail to meet its obligation under the residual value guarantee, the lenders and owners of the entities could proceed with recourse actions against the company to enforce payment.

The company recognized an after-tax provision of $10.4 million for the cumulative effect of a change in accounting principle in the first quarter of 2003. The provision consists of the cumulative difference of rent expense previously recognized, compared with depreciation expense on the facilities and interest expense on the underlying financing, from inception of the leases through December 31, 2002. The impact to the company’s balance sheet was an increase in Property, Plant and Equipment of $108.2 million and an increase in long-term debt of $124.7 million. The long-term debt provides for interest only payments at interest rates based on a reference rate (LIBOR for the Aliso Viejo facility and Canadian banker’s acceptance for the Calgary facility) plus a margin. Maturity on the debt coincides with the term of the leases, which expire in 2004 for facilities in Aliso Viejo and 2006 for facilities in Calgary. Rent payments are equal to the debt service on the underlying financing.

(11)	The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. In addition, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. While we cannot predict the outcome of these matters, in the company’s opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect upon the consolidated financial position, results of operations or cash flows of the company, after giving effect to provisions already recorded.

Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made certain claims against clients for costs incurred in excess of the contract provisions. The company recognizes significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $16 million at both March 31, 2003 and December 31, 2002. While amounts ultimately realized from claims could differ materially from the balances included in the financial statements, the company does not expect that claim recoveries will have a material effect on its consolidated financial position or results of operations.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

The current status on matters in the dispute resolution process is as follows:

Murrin Murrin

Disputes between Fluor Australia and its client, Anaconda Nickel (“Anaconda”), over the Murrin Murrin Nickel Cobalt project located in Western Australia were partially resolved through arbitration during the third quarter of 2002. The first phase of the arbitration hearing was completed in May 2002 and a decision was rendered in September 2002 resulting in an award to Anaconda of A$147 million (subsequently amended to A$150 million [US$84.0 million]) and an award to Fluor of A$107 million [US$59.9 million] for amounts owing from Anaconda under the contract. The company anticipates recovering the $84.0 million award plus legal fees, interest and other costs from available insurance. Insurance carriers have initiated certain proceedings seeking to limit their coverage. The trial court has entered a ruling dismissing these proceedings against the company.

The second phase of the arbitration will be heard in late 2003. The company does not anticipate that there will be any material impact to the company from proceedings under the second phase of arbitration.

Fluor Daniel Intercontinental and Fluor Arabia Ltd. v. General Electric Company, et al
U.S.D.C., Southern District Court, New York

In October 1998, Fluor Daniel Intercontinental and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision is expected in the latter part of 2003.

Dearborn Industrial Project

The Dearborn Industrial Project (the “Project”) started as a co-generation combined cycle power plant project in Dearborn, Michigan. The initial Turnkey Agreement, dated November 24, 1998, consisted of three phases. Commencing shortly after Notice to Proceed, the owner/operator, Dearborn Industrial Generation (“DIG”), issued substantial change orders to Duke/Fluor Daniel (“D/FD”) enlarging the scope of the project.

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

On December 12, 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. However, the order to arbitration is now being appealed by D/FD and therefore the order to arbitration is uncertain.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

Butinge Nafta Oil Terminal

On March 10, 2000, Butinge Nafta (“Nafta”) commenced arbitration proceedings against Fluor Daniel Intercontinental (“FDI”) concerning a bulk oil storage terminal (the “Facility”) located in Lithuania alleging, among other issues, that FDI represented costs in excess of actual estimates. FDI vigorously disputes and denies Nafta’s allegations. FDI engineered, procured and managed the construction of the Facility on a lump sum basis. On June 21, 2000, Fluor filed a separate arbitration against Nafta to recover delay/disruption damages caused by Nafta, as well as compensation for out of scope services. The first hearing on the merits of the case was conducted in late May 2001 with an additional hearing in June 2002. Final legal submissions and arguments were completed in September 2002. The parties are engaging in a mediated resolution process. A decision on the arbitration is expected in the second quarter of 2003.

Hamaca Crude Upgrader

The Hamaca Crude Upgrader Project located in Jose, Venezuela is a $1 billion lump sum project of Grupo Alvica (“GA”), a joint venture including Fluor Daniel (80 percent) and Inelectra S.A.C.A. (20 percent), to design and build a petroleum upgrader for a consortium of owners called Petrolera Ameriven (“PA”) including Petroleos de Venezuela S.A. (“PDVSA”), ChevronTexaco and ConocoPhillips. The joint venture is continuing to actively pursue two issues that were referred to arbitration in December 2001: one is responsibility for costs arising from the site labor agreement for 2000 called “Acta Convenio” and two, modifications and extra work arising from differing site soil conditions. The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio will be concluded in June 2003. The site soil conditions issue was the subject of hearings in November 2002 on both schedule and cost issues. There are no cross-claims by PA in the arbitration. Recent events in Venezuela are having a significant impact on the progress of the project. In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the recent national strike.

The client has conditionally accepted responsibility relating to the soil conditions and certain incurred costs have been paid. Substantial additional costs are expected to be incurred as the project progresses and resolution of outstanding issues concerning the total costs to be reimbursed under the soil conditions change order are yet to be determined. The amount of the claim for site soil conditions is $159 million, $28 million of which has been conditionally paid by the client. The company is accounting for the additional costs incurred for the soil conditions matter as additional revenue as payments are received. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this issue. Incurred costs associated with Acta Convenio and soil conditions are being deferred and will be recognized in revenue when a change order is approved or payment is received. As of March 31, 2003, the company’s share of incurred costs amounting to $68.6 million has been deferred. If future costs relating to Acta Convenio, soil conditions or the recent national strike are determined to be not fully recoverable, the company could face reduced profits or losses on this project, along with lower levels of cash.

FLUOR CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes and the company’s December 31, 2002 annual report on Form 10-K. For purposes of reviewing this document, “operating profit” is calculated as revenues less cost of revenues excluding: corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; other non-operating income and expense items; gain or loss on discontinued operations and cumulative effect of change in accounting principle.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected earnings levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature. These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

•	Changes in global business, economic, political and social conditions;

•	The company’s failure to receive anticipated new contract awards;

•	Customer cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time;

•	The cyclical nature of many of the markets we serve and their vulnerability to downturns;

•	Difficulties or delays incurred in the execution of construction contracts, including performance by our joint venture partners, resulting in cost overruns or liabilities;

•	A failure to obtain favorable results in existing or future litigation or disputes;

•	Recoveries from our insurance providers are less than anticipated;

•	Customer delays or defaults in making payments;

•	The potential impact of certain tax matters resulting from the company’s reverse spin-off transaction consummated November 30, 2000 involving Massey Energy Company;

•	The impact of past and future environmental, health and safety regulations;

•	Competition in the global engineering, procurement and construction industry; and

•	The company’s ability to identify and successfully integrate acquisitions.

While most risks affect only future costs or revenues anticipated by the company, some risks may relate to accruals that have already been reflected in earnings. The company’s failure to receive payments of accrued amounts or if liabilities are incurred in excess of amounts previously recognized a charge against future earnings could result.

Additional information concerning these and other factors can be found in press releases as well as periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1. Business-Other Matters-Company Business Risks” in the company’s Form 10-K filed March 31, 2003. These filings are available either publicly or upon request from Fluor’s Investor Relations Department: (949) 349-3909. The company disclaims any intent or obligation to update its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF CONTINUING OPERATIONS

Revenues from continuing operations for the three months ended March 31, 2003 were $2,077.0 million compared with $2,506.6 million for the 2002 comparison period. Earnings from continuing operations for the three months ended March 31, 2003 were $40.9 million compared with $36.2 million for the three months ended March 31, 2002.

Consolidated new awards for the three months ended March 31, 2003 were $2.6 billion, level with the 2002 comparison period. Included in new awards is the $1.3 billion Tengizchevroil project (“TCO”), a major oil and gas development program in Kazakhstan. Consolidated backlog at March 31, 2003 was $10.3 billion compared with $11.6 billion at March 31, 2002. Approximately 65 percent of consolidated new awards for the three months ended March 31, 2003 were for projects located outside of the United States. As of March 31, 2003, approximately 48 percent of consolidated backlog relate to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

OIL & GAS

Revenues and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended
	March 31

$ in millions	2003	2002

Revenues	$744.3	$749.8
Operating profit	26.8	30.6

In the first quarter of 2003, the company made a change in this business segment. The newly named Oil & Gas segment, formerly Energy & Chemicals, will focus on oil and gas and larger petrochemical opportunities. Prospective downstream bulk and specialty chemicals projects will be executed by and reported in the Industrial & Infrastructure segment. All prior periods have been restated to reflect this change.

Revenues declined slightly in the first quarter of 2003 compared with the 2002 period. Operating profit declined from the first quarter in 2002, reflecting a shift in the proportion of current projects from higher-margined preliminary studies and engineering work to the execution stage of full engineering, procurement and construction.

The Hamaca Crude Upgrader Project located in Jose, Venezuela is a $1 billion lump sum project of Grupo Alvica (“GA”), a joint venture including Fluor Daniel (80 percent) and Inelectra S.A.C.A. (20 percent), to design and build a petroleum upgrader for a consortium of owners called Petrolera Ameriven (“PA”) including Petroleos de Venezuela S.A. (“PDVSA”), ChevronTexaco and ConocoPhillips. The joint venture is continuing to actively pursue two issues that were referred to arbitration in December 2001: one is responsibility for costs arising from the site labor agreement for 2000 called “Acta Convenio” and two, modifications and extra work arising from differing site soil conditions. The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio will be concluded in June 2003. The site soil conditions issue was the subject of hearings in November 2002 on both schedule and cost issues. There are no cross-claims by PA in the arbitration. Recent events in Venezuela are having a significant impact on the progress of the project. In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the recent national strike.

The client has conditionally accepted responsibility relating to the soil conditions and certain incurred costs have been paid. Substantial additional costs are expected to be incurred as the project progresses and resolution of outstanding issues concerning the total costs to be reimbursed under the soil conditions change order are yet to be determined. The amount of the claim for site soil conditions is $159 million, $28 million of which has been conditionally paid by the client. The company is accounting for the additional costs incurred for the soil conditions matter as additional revenue as payments are received. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this issue. Incurred costs associated with Acta Convenio and soil conditions are being deferred and will be recognized in revenue when a change order is approved or payment is received. As of March 31, 2003, the company’s share of incurred costs amounting to $68.6 million has been deferred. If future costs relating to Acta Convenio, soil conditions or the recent national strike are determined to be not fully recoverable, the company could face reduced profits or losses on this project, along with lower levels of cash.

New awards for the three months ended March 31, 2003 increased significantly to $1,423.7 million, reflecting the previously mentioned TCO project, compared with $432.5 million in the 2002 comparison period.

Backlog at March 31, 2003 was $2,943.3 million compared with $3,368.9 million at March 31, 2002.

INDUSTRIAL & INFRASTRUCTURE

Revenues and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended
	March 31

$ in millions	2003	2002

Revenues	$587.2	$523.7
Operating profit	16.8	16.4

Beginning in the first quarter of 2003, the Industrial & Infrastructure segment includes downstream bulk and specialty chemicals projects formerly reported in Energy & Chemicals. All prior periods have been restated to reflect this change.

Revenues for the first quarter increased 12 percent compared with the 2002 period. Operating profit as a percentage of revenues declined in the first quarter of 2003 compared with the prior comparable period due to a greater proportion of construction management in the mix of work, which typically generates lower margins but a higher return on assets and human resources.

New awards for the three months ended March 31, 2003 were $603.0 million compared with $716.9 million for the 2002 comparison period. New awards in the current period includes several life sciences projects, renewed activity with a valued client in the consumer products industry, and a project in the commercial and institutional market.

Backlog increased 24 percent to $4,184.9 million from $3,366.4 million in the first quarter last year.

POWER

Revenues and operating profit for the Power segment are summarized as follows:

	Three Months Ended
	March 31

$ in millions	2003	2002

Revenues	$147.6	$741.0
Operating profit	21.3	13.0

Revenues for the quarter decreased significantly compared with a year ago reflecting a sharp decline in procurement and construction activity. Operating profit improved significantly from the prior comparable period. The increase is due to the combination of the absence of higher costs related to certain legacy projects nearing completion a year ago, and a concentration of projects in the current period that are nearing completion where profit recognition is strongest.

As expected, new project awards were modest for the first quarter of 2003, totaling $87.8 million compared with $791.2 million in the prior comparable period, as demand for new power generation has declined as existing capacity is expected to meet anticipated demand. Backlog at March 31, 2003 was $780.2 million compared with $2,337.1 million at March 31, 2002.

GLOBAL SERVICES

Revenues and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended
	March 31

$ in millions	2003	2002

Revenues	$264.8	$279.4
Operating profit	23.2	21.4

Operating profit for the first quarter of 2003 increased nine percent compared with the comparable prior year period due to improved operating performance while revenues declined slightly.

New awards and backlog for Global Services reflects Operations and Maintenance activities. The equipment, temporary staffing and global sourcing and procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. New awards for the three months ended March 31, 2003 was $359.4 million compared with $615.4 million in the first quarter of 2002. Project selectivity and depressed economic conditions in the manufacturing sector continue to affect new award levels from period to period. It should be noted that the first quarter typically benefits from annual contract renewals.

Backlog at March 31, 2003 was $1,694.4 million compared with $2,069.4 million at March 31, 2002.

GOVERNMENT

Revenues and operating profit for the Government segment are summarized as follows:

	Three Months Ended
	March 31

$ in millions	2003	2002

Revenues	$333.1	$212.7
Operating profit	8.6	5.2

Improved operating performance on projects in Alaska and the Middle East contributed to a significant increase in operating profit for the first quarter of 2003 compared with the first quarter of 2002. Operating profit includes a modest contribution from Del-Jen, Inc. which was acquired in the first quarter of 2003. Revenues increased 57 percent for the three months ended March 31 2003 compared with the 2002 period.

New awards increased substantially to $144.6 million from $14.5 million a year ago. Included is additional scope work for the Midcourse Missile Defense project in Alaska and a new order related to the AFCAP contract. New awards for the Government segment vary considerably from quarter to quarter and are typically higher in the third quarter when funding is renewed on two major DOE projects.

Backlog at March 31, 2003 increased 60 percent to $700.2 million from $436.4 million in the first quarter of last year.

OTHER

Corporate general and administrative expense for the three months ended March 31, 2003 was $36.7 million compared with $33.5 million in the 2002 period due to increased overhead costs for corporate services. Net interest income for the three months ended March 31, 2003 was $0.6 million compared with $0.5 million for the 2002 period.

The effective tax rate on the company’s continuing operations for the three months ended March 31, 2003 and 2002 was 32.5 percent.

MATTERS IN DISPUTE RESOLUTION

As of March 31, 2003, several matters on certain completed projects are in the dispute resolution process. The following discussion provides a background and current status of these matters:

Murrin Murrin

Disputes between Fluor Australia and its client, Anaconda Nickel (“Anaconda”), over the Murrin Murrin Nickel Cobalt project located in Western Australia were partially resolved through arbitration during the third quarter of 2002. The first phase of the arbitration hearing was completed in May 2002 and a decision was rendered in September 2002 resulting in an award to Anaconda of A$147 million (subsequently amended to A$150 million [US$84.0 million]) and an award to Fluor of A$107 million [US$59.9 million] for amounts owing from Anaconda under the contract. The company anticipates recovering the $84.0 million award plus legal fees, interest and other costs from available insurance. Insurance carriers have initiated certain proceedings seeking to limit their coverage. The trial court has entered a ruling dismissing these proceedings against the company.

The second phase of the arbitration will be heard in late 2003. The company does not anticipate that there will be any material impact to the company from proceedings under the second phase of arbitration.

Fluor Daniel Intercontinental and Fluor Arabia Ltd. v. General Electric Company, et al
U.S.D.C., Southern District Court, New York

In October 1998, Fluor Daniel Intercontinental and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision is expected in the latter part of 2003.

Dearborn Industrial Project

The Dearborn Industrial Project (the “Project”) started as a co-generation combined cycle power plant project in Dearborn, Michigan. The initial Turnkey Agreement, dated November 24, 1998, consisted of three phases. Commencing shortly after Notice to Proceed, the owner/operator, Dearborn Industrial Generation (“DIG”), issued substantial change orders to Duke/Fluor Daniel (“D/FD”) enlarging the scope of the project.

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

On December 12, 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. However, the order to arbitration is now being appealed by D/FD and therefore the order to arbitration is uncertain.

Butinge Nafta Oil Terminal

On March 10, 2000, Butinge Nafta (“Nafta”) commenced arbitration proceedings against Fluor Daniel Intercontinental (“FDI”) concerning a bulk oil storage terminal (the “Facility”) located in Lithuania alleging, among other issues, that FDI represented costs in excess of actual estimates. FDI vigorously disputes and denies Nafta’s allegations. FDI engineered, procured and managed the construction of the Facility on a lump sum basis. On June 21, 2000, Fluor filed a separate arbitration against Nafta to recover delay/disruption damages caused by Nafta, as well as compensation for out of scope services. The first hearing on the merits of the case was conducted in late May 2001 with an additional hearing in June 2002. Final legal submissions and arguments were completed in September 2002. The parties are engaging in a mediated resolution process. A decision on the arbitration is expected in the second quarter of 2003.

DISCONTINUED OPERATIONS

In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and temporary staffing operations. As of March 31, 2003, the company had substantially completed the sale or liquidation of its discontinued operations with the exception of one equipment dealership. While remaining open to a sale of the existing business, the company has initiated shutdown actions that will result in full liquidation of the business by the end of 2003.

In the first quarter of 2003, the company recorded an additional after-tax impairment provision of $13.5 million, including adjustments to deferred taxes, to recognize further deterioration in the fair value of the remaining equipment dealership due to continued severely depressed conditions in the equipment rental industry.

Operating results for discontinued operations in the three months ended March 31, 2003 was an after-tax loss of $0.1 million compared with after-tax earnings of $1.4 million in the same period last year. Operating results in the 2003 period consisted of earnings from the remaining equipment dealership operations and losses relating to closure of the temporary staffing operations.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Pursuant to the requirements of this Interpretation, the company has consolidated two entities that own certain engineering office facilities, which are leased to the company. The company has no ownership interest in the companies that own the facilities but is deemed to be the primary beneficiary of the variable interests in these entities. The leases contain residual value guarantees, which totaled approximately $105 million at December 31, 2002. None of the terms of the leasing arrangements or the company’s obligations as a lessee will be impacted by this change in accounting. If the company defaults on the lease payments or were to fail to meet its obligation under the residual value guarantee, the lenders and owners of the entities could proceed with recourse actions against the company to enforce payment.

The company recognized an after-tax provision of $10.4 million for the cumulative effect of a change in accounting principle in the first quarter of 2003. The provision consists of the cumulative difference of rent expense previously recognized, compared with depreciation expense on the facilities and interest expense on the underlying financing, from inception of the leases through December 31, 2002. The impact to the company’s balance sheet was an increase in Property, Plant and Equipment of $108.2 million and an increase in long-term debt of $124.7 million. The long-term debt provides for interest only payments at interest rates based on a reference rate (LIBOR for the Aliso Viejo facility and Canadian banker's acceptance for the Calgary facility) plus a margin. Maturity on the debt coincides with the term of the leases, which expire in 2004 for facilities in Aliso Viejo and 2006 for facilities in Calgary. Rent payments are equal to the debt service on the underlying financing.

FINANCIAL POSITION AND LIQUIDITY

During the first quarter of 2003, cash balances were reduced significantly as a result of reductions in advances on contracts in progress and the use of cash to fund two niche acquisitions.

In the first quarter of 2003, cash used by operating activities was $149.9 million. This is primarily due to the increase in operating assets and liabilities as advance payments from clients received in previous periods were used to fund projects in progress. Contributing to this was a reduction of $67.2 million in advances from the Duke/Fluor Daniel partnerships as several power projects are nearing completion and advance payment amounts previously received from clients are now being expended. In addition, client advances in the Oil & Gas segment primarily relating to the Hamaca project in Venezuela were reduced by approximately $70 million as the company funded progress on the project, including work that is subject to the dispute resolution process, during the recent national strike when payments from the client were slow. The work-off of power projects in progress coupled with cash outflows for the Hamaca project are expected to continue in the near-term and, when combined with the company’s cash flow from operations, could further reduce total cash by $100 million by the end of 2003. Also contributing to the decline were reductions in client advances on projects in other segments and various payments under incentive compensation plans, which are made in the first quarter for performance relating to the previous year. The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects.

Cash used in investing activities in the first quarter of 2003 included $53.8 million for two niche acquisitions. Del-Jen, a provider of outsourcing services to the US Government was purchased for $32.6 million in cash and Plant Performance Services was purchased for $21.2 million in cash during the first quarter of 2003. The Plant Performance Services acquisition excluded working capital, which was retained by the seller. As a result, the company expects to provide funds for operating liquidity in the range of $20 to $30 million as may be required over the next several months. During the first quarter of 2002, $45.9 million in proceeds was generated from the sale of a discontinued equipment dealership. In addition, discontinued operations generated $18.9 million from the liquidation sale of equipment at one dealership and the AMECO operations in Argentina and Peru in the first quarter of 2002.

Cash utilized by financing activities primarily relates to payment of dividends ($0.16 per share) in both the first quarter of 2003 and 2002. In addition, in 2002 cash of $17.9 million was utilized to pay off short-term debt.

Liquidity is provided by customer advances on contracts in progress and the company’s proportional share of excess cash that has been advanced to the company by Duke/Fluor Daniel. If these customer advances are reduced through use in project execution and not replaced by advances on new projects, the company’s cash position will be reduced. This condition could result in the need to access funds for working capital in the commercial paper market from which it may borrow up to $290 million as supported by committed lines of credit with banks. In addition, the company has $117 million in available uncommitted lines of credit that can be accessed for general cash management purposes.

Off-Balance Sheet Arrangements

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $340 million in short-term committed and $351 million in uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention for performance and completion guarantees on engineering and construction contracts. Primarily as a result of the company’s strong credit standing which provides the availability of letters of credit capacity, retainage on engineering and construction contracts is minimal. The company also posts surety bonds to guarantee its performance on certain contracts.

As of March 31, 2003, no material changes have occurred with regard to the company’s commercial commitments and contractual obligations as disclosed in the company’s December 31, 2002 annual report on Form 10-K.

The company has agreed to make available $100 million of letter of credit capacity to ICA Fluor Daniel for their projects. Additional Fluor support may be required as a result of the financial condition of Fluor’s partner.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.

As of March 31, 2003, no material changes to financial or performance assurances to clients have occurred since the filing of the company’s December 31, 2002 annual report on Form 10-K.

Financial Instruments

The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At March 31, 2003, the company had forward foreign exchange contracts of less than 18 months duration to exchange principally; Euros, British pounds, Canadian dollars and South African rand for U.S. dollars. The total gross notional amount of these contracts at March 31, 2003 was $7.8 million representing forward contracts to purchase foreign currency.

Item 4.   Controls and Procedures

(a)	Evaluation of Disclosure Controls.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”). To maintain a cost-effective controls structure, management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can only provide reasonable assurance that our management’s control objectives are met. In addition, the design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future events, no matter how remote.

Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in timely alerting them to material information relating to the company required to be included in our periodic SEC reports.

(b)	Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
Three Months Ended March 31, 2003 and 2002

UNAUDITED

	Three Months Ended
	March 31

$ in millions	2003	2002

Backlog – beginning of period	$9,709.1	$11,505.5
New awards	2,618.5	2,570.5
Adjustments and cancellations, net	13.2	(28.8)
Work performed	(2,037.8)	(2,469.0)

Backlog – end of period	$10,303.0	$11,578.2

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Fluor and its subsidiaries, incident to their normal business activities, are parties to a number of legal proceedings and other matters in various stages of development. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect upon the consolidated financial position, or the results of operations of the company, after giving effect to provisions already recorded. For additional information, refer to Part I, Item I, Notes to Condensed Consolidated Financial Statements, Note 11, included in this Quarterly Report on Form 10-Q which is hereby incorporated by reference.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(3)

10.3	Employment Agreement, dated as of July 1, 1998, between Fluor Corporation and Philip J. Carroll (1)

10.4	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.5	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (2)

10.6	Fluor Corporation 2000 Executive Performance Incentive Plan (3)

10.7	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (3)

10.8	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (4)

10.9	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (2)

10.10	Directors’ Life Insurance Summary(1)

10.11	Fluor Executives’ Supplemental Benefit Plan (1)

10.12	Fluor Corporation Retirement Plan for Outside Directors (1)

10.13	Executive Severance Plan (2)

10.14	2001 Key Employee Performance Incentive Plan (4)

Exhibit	Description

10.15	2001 Fluor Stock Appreciation Rights Plan (4)

10.16	Fluor Corporation 2003 Executive Performance Incentive Plan (2)

99.1	Certification of Chief Executive Officer and Chief Financial Officer of Fluor Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, filed on March 21, 2002 and incorporated herein by reference.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date: May 15, 2003	/s/ D. Michael Steuert

D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date: May 15, 2003	/s/ V. L. Prechtl

V. L. Prechtl
Vice President and Controller

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ D. Michael Steuert
D. Michael Steuert, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(3)

10.3	Employment Agreement, dated as of July 1, 1998, between Fluor Corporation and Philip J. Carroll (1)

10.4	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.5	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (2)

10.6	Fluor Corporation 2000 Executive Performance Incentive Plan (3)

10.7	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (3)

10.8	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (4)

10.9	Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002 (2)

10.10	Directors’ Life Insurance Summary(1)

10.11	Fluor Executives’ Supplemental Benefit Plan (1)

10.12	Fluor Corporation Retirement Plan for Outside Directors (1)

10.13	Executive Severance Plan(2)

10.14	2001 Key Employee Performance Incentive Plan (4)

10.15	2001 Fluor Stock Appreciation Rights Plan (4)

10.16	Fluor Corporation 2003 Executive Performance Incentive Plan (2)

99.1	Certification of Chief Executive Officer and Chief Financial Officer of Fluor Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, filed on March 21, 2002 and incorporated herein by reference.