Form 10-Q
period 2003-06-30
FLUOR CORP
filed 2003-08-14
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 81,645,165 shares of common stock outstanding.

FLUOR CORPORATION

FORM 10-Q

June 30, 2003

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Three Months Ended June 30, 2003 and 2002

UNAUDITED

in thousands, except per share amounts	2003	2002

REVENUES	$2,243,400	$2,536,113
COSTS AND EXPENSES
Cost of revenues	2,146,339	2,439,409
Corporate administrative and general expense	31,348	31,606
Interest expense	2,890	2,462
Interest income	(3,264)	(4,310)

Total Costs and Expenses	2,177,313	2,469,167

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	66,087	66,946
INCOME TAX EXPENSE	23,101	23,935

EARNINGS FROM CONTINUING OPERATIONS	42,986	43,011
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	1,636	(1,435)
GAIN ON DISPOSAL, NET OF TAXES	372	1,399

NET EARNINGS	$44,994	$42,975

BASIC EARNINGS PER SHARE
CONTINUING OPERATIONS	$0.54	$0.54
DISCONTINUED OPERATIONS	0.02	—

NET EARNINGS	$0.56	$0.54

DILUTED EARNINGS PER SHARE
CONTINUING OPERATIONS	$0.54	$0.54
DISCONTINUED OPERATIONS	0.02	—

NET EARNINGS	$0.56	$0.54

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	79,619	79,464

DILUTED	80,300	80,359

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Six Months Ended June 30, 2003 and 2002

UNAUDITED

in thousands, except per share amounts	2003	2002

REVENUES	$4,320,359	$5,042,722
COSTS AND EXPENSES
Cost of revenues	4,126,600	4,859,454
Corporate administrative and general expense	68,052	65,075
Interest expense	5,440	4,647
Interest income	(6,468)	(7,025)

Total Costs and Expenses	4,193,624	4,922,151

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	126,735	120,571
INCOME TAX EXPENSE	42,824	41,379

EARNINGS FROM CONTINUING OPERATIONS	83,911	79,192
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	1,488	2
GAIN (LOSS) ON DISPOSAL, NET OF TAXES	(13,104)	4,971
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES	(10,389)	—

NET EARNINGS	$61,906	$84,165

BASIC EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$1.06	$1.00
DISCONTINUED OPERATIONS	(0.15)	0.06
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.13)	—

NET EARNINGS	$0.78	$1.06

DILUTED EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$1.05	$0.99
DISCONTINUED OPERATIONS	(0.15)	0.06
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.13)	—

NET EARNINGS	$0.77	$1.05

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	79,443	79,324

DILUTED	79,974	80,135

DIVIDENDS DECLARED PER SHARE	$0.32	$0.32

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2003 and December 31, 2002

UNAUDITED

	June 30,	December 31,
in thousands, except share amounts	2003	2002 *

ASSETS
Current assets
Cash and cash equivalents	$583,650	$753,367
Accounts and notes receivable	545,170	503,399
Contract work in progress	665,872	449,989
Deferred taxes	109,011	128,558
Other current assets	111,130	106,152

Total current assets	2,014,833	1,941,465
Assets of discontinued operations	—	49,694
Property, plant and equipment (net of accumulated depreciation of $355,403 and $318,864, respectively)	567,596	467,020
Investments and goodwill	164,634	146,857
Deferred taxes	96,945	113,514
Pension assets	151,005	167,256
Other	251,841	256,345

	$3,246,854	$3,142,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$560,193	$452,613
Advances from affiliate	168,906	257,330
Advance billings on contracts	446,298	524,661
Accrued salaries, wages and benefits	275,952	320,280
Other accrued liabilities	203,027	201,287

Total current liabilities	1,654,376	1,756,171
Liabilities of discontinued operations	—	23,420
Long-term debt due after one year	144,387	17,613
Noncurrent liabilities	477,042	461,080
Contingencies and commitments
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	–	–
Common – authorized 150,000,000 shares of $0.01 par value; issued and outstanding – 81,622,030 and 80,188,322 shares, respectively	816	802
Additional capital	399,271	357,432
Unamortized executive stock plan expense	(31,366)	(18,603)
Accumulated other comprehensive loss	(53,747)	(75,983)
Retained earnings	656,075	620,219

Total shareholders’ equity	971,049	883,867

	$3,246,854	$3,142,151

*	Amounts at December 31, 2002 have been derived from audited financial statements.

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2003 and 2002

UNAUDITED

in thousands	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$61,906	$84,165
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation	40,534	39,382
Cumulative effect of change in accounting principle	10,389	—
Deferred taxes	14,566	10,023
Retirement plan accrual	18,100	12,924
Provision for impairment of assets and loss on discontinued operations	20,535	(4,971)
Changes in operating assets and liabilities, excluding effects of business acquisitions/dispositions	(355,110)	103,904
Insurance proceeds	38,587	4,355
Equity in (earnings) loss of investees	402	(1,329)
Other, net	(8,056)	(29,897)

Cash provided (utilized) by operating activities	(158,147)	218,556

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures
Continuing operations	(28,386)	(36,977)
Discontinued operations	(2,583)	(10,489)
Acquisitions, net	(54,531)	—
Investments, net	20,579	14,235
Proceeds from disposal of property, plant and equipment	13,744	56,978
Proceeds from sale of subsidiaries	31,926	50,955
Other, net	(588)	(1,062)

Cash provided (utilized) by investing activities	(19,839)	73,640

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(26,050)	(25,755)
Decrease in short-term borrowings	—	(24,653)
Stock options exercised	12,276	11,058
Purchases of common stock	(2,691)	(2,381)
Other, net	(547)	(875)

Cash utilized by financing activities	(17,012)	(42,606)

Effect of exchange rate changes on cash	25,281	14,020

Increase (decrease) in cash and cash equivalents	(169,717)	263,610
Cash and cash equivalents at beginning of period	753,367	572,654

Cash and cash equivalents at end of period	$583,650	$836,264

See Accompanying Notes

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)	The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2002 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results that can be expected for a full year.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at June 30, 2003, its consolidated results of operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002.

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

(2)	Advances from affiliate relate to cash received by Duke/Fluor Daniel, a joint venture entity, from advance billings on contracts, which are made available to the partners. Such advances are classified as an operating liability of the company.

(3)	The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in thousands	2003	2002	2003	2002

Net earnings	$44,994	$42,975	$61,906	$84,165
Foreign currency translation adjustment	16,880	(2,500)	22,236	(6,149)

Comprehensive income	$61,874	$40,475	$84,142	$78,016

In the three and six months ended June 30, 2003, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. Most of these unrealized gains relate to cash balances held in currencies other than the U.S. dollar.

(4)	Cash paid for interest was $6.3 million and $5.6 million for the six-month periods ended June 30, 2003 and 2002, respectively. Included in cash paid for interest for the six months ended June 30, 2003 is $1.5 million related to debt resulting from the consolidation of variable interest entities. The comparable prior year amount of $1.6 million was recognized as rent expense. For further discussion on consolidation of variable interest entities see note 10. Income tax payments, net of receipts, were $6.6 million and $23.7 million during the six-month periods ended June 30, 2003 and 2002, respectively.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

(5)	During the first quarter of 2003, the company realigned certain operations to increase focus on the downstream bulk and specialty chemicals markets. Projects in these markets were formerly in the Energy & Chemicals segment and will now be executed and reported in the Industrial & Infrastructure segment. The Energy & Chemicals segment was renamed Oil & Gas and all prior periods have been restated to reflect this change.

Following the realignment, operations are now organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Power, Global Services and Government. The Oil & Gas segment provides engineering and construction professional services for upstream oil and gas production, downstream refining, and certain petrochemicals markets. The Industrial & Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, downstream bulk and specialty chemicals, telecommunications and transportation projects and other facilities. The Power segment provides professional services to engineer, construct and maintain power generation facilities. Services provided by the Power segment are primarily conducted through two jointly owned groups; Duke/Fluor Daniel, 50 percent owned partnerships with Duke Energy, and ICA Fluor Daniel, 49 percent jointly owned companies with Grupo ICA, a Mexican company. The Global Services segment includes operations and maintenance, equipment and temporary staffing services and the company’s global sourcing and procurement services business. The Government segment provides project management, engineering, construction, and contingency response services to the United States government.

On July 9, 2003, the company jointly announced with Duke Energy Corporation their decision to terminate the Duke/Fluor Daniel partnership as a result of the significant decline in the construction of new power plants. A joint plan among the partners is being developed to dissolve the business over the next two years. The dissolution is not expected to have a material impact on results of operations or financial position of the company.

Operating information by segment for the company’s continuing operations are as follows for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in millions	2003	2002	2003	2002

External revenue
Oil & Gas	$639.1	$857.5	$1,383.4	$1,607.3
Industrial & Infrastructure	734.6	633.3	1,321.8	1,157.0
Power	193.1	591.7	340.7	1,332.7
Global Services	324.3	242.9	589.1	522.3
Government	352.3	210.7	685.4	423.4

Total external revenue	$2,243.4	$2,536.1	$4,320.4	$5,042.7

Operating profit
Oil & Gas	$30.7	$29.4	$57.5	$60.0
Industrial & Infrastructure	9.6	(6.3)	26.4	10.1
Power	17.8	44.2	39.1	57.1
Global Services	27.0	23.5	50.2	44.9
Government	12.0	5.9	20.6	11.2

Total operating profit	$97.1	$96.7	$193.8	$183.3

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

Total assets for the Oil & Gas segment at June 30, 2003 were $421.7 million compared with $338.7 million at December 31, 2002. The increase is primarily attributable to the deferral of costs related to Hamaca. For further discussion on this matter see note 11. In addition, total assets for the Government segment were $237.5 million compared with $128.6 million at December 31, 2002. The increase is primarily attributable to the acquisition of Del-Jen with total assets of $56.2 million as of June 30, 2003.

A reconciliation of the segment information to consolidated amounts for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in millions	2003	2002	2003	2002

Total segment operating profit	$97.1	$96.7	$193.8	$183.3
Corporate administrative and general expense	31.4	31.6	68.1	65.1
Interest income, net	(0.4)	(1.8)	(1.0)	(2.4)

Earnings from continuing operations before taxes	$66.1	$66.9	$126.7	$120.6

(6)	In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and temporary staffing operations. In June 2003, the company completed the sale of the last equipment dealership operation resulting in cash proceeds of $31.9 million, which approximated its carrying value. Prior to completion of the sale, the company recorded an additional after-tax impairment provision in the first quarter of $13.5 million, which included adjustments to deferred taxes, to recognize further deterioration in its fair value due to continued severely depressed conditions in the equipment rental industry.

The revenues and earnings (loss) from discontinued operations for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in thousands	2003	2002	2003	2002

Revenue
Dealership operations	$13,695	$42,233	$30,097	$91,427
Other equipment operations	—	1,850	—	6,077
Temporary staffing operations	—	21,979	34	47,151

Total revenue	$13,695	$66,062	$30,131	$144,655

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in thousands	2003	2002	2003	2002

Earnings (loss) from discontinued operations
Dealership operations	$1,599	$259	$2,575	$2,789
Other equipment operations	119	(47)	117	166
Temporary staffing operations	609	(2,465)	(404)	(3,018)

Earnings (loss) from discontinued operations before tax	2,327	(2,253)	2,288	(63)
Income tax (expense) benefit	(691)	818	(800)	65

Earnings (loss) from discontinued operations	$1,636	$(1,435)	$1,488	$2

Gain (loss) on disposal before tax	$660	$1,334	$(7,386)	$6,461
Income tax (expense) benefit	(288)	65	(5,718)	(1,490)

Gain (loss) on disposal	$372	$1,399	$(13,104)	$4,971

The net assets of discontinued operations consisted of the following:

	June 30,	December 31,
$ in thousands	2003	2002

Accounts & notes receivable	$—	$9,551
Inventories & other assets	—	10,905
Property, plant & equipment, net	—	29,238

Total assets of discontinued operations	$—	$49,694

Accounts and notes payable	$—	$10,093
Accrued and other liabilities	—	13,327

Total liabilities of discontinued operations	$—	$23,420

Certain remaining accruals have been reclassified to other accrued liabilities relating to the dealership and temporary staffing operations. These accruals are primarily for lease payments in excess of expected sublease recoveries for facility leases extending through 2007.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

(7)	During the first quarter of 2003, the company completed two strategic acquisitions to strengthen and expand specific business segments.

In January 2003, the company acquired Del-Jen, Inc. (“Del-Jen”), a leading provider of services to the Departments of Defense and Labor. The acquisition will expand the company’s ability to provide services in the government outsourcing market and will be reported in the company’s Government segment. Del-Jen was acquired for $33.3 million in cash, of which a purchase price adjustment of $0.7 million was paid in the second quarter. In connection with this acquisition, the company recorded goodwill of $24.0 million and intangible assets of $3.2 million. Goodwill is no longer amortized but is reviewed periodically for impairment in accordance with SFAS 142. The intangible assets are being amortized over useful lives ranging from three to seven years.

In March 2003, the company acquired five specialty operations and maintenance (“O&M”) business groups from Philip Services Corporation. The acquired businesses, which have been named Plant Performance Services (“P2S”), will expand and strengthen the O&M services business component of the Global Services segment and complement the company’s core engineering, procurement, and construction business. The business groups were acquired for $21.2 million in cash. The seller retained the working capital for these businesses. During the period from the date of acquisition through June 30, 2003, approximately $40 million of working capital has been provided to the business to fund normal operations. The company has obtained independent appraisals and is in the process of completing its determination of the fair values of the acquired assets. As of June 30, 2003, the allocation of the purchase price has not been finalized.

The company’s consolidated financial statements include the operating results of both businesses from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis to the company’s results.

(8)	The company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the company’s stock at the end of the period. Compensation cost for these plans totaled $3.4 million and $2.3 million for the six months ended June 30, 2003 and 2002, respectively.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148). This statement amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to require more prominent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 also amends the disclosure provisions of APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in interim financial statements.

Under APB Opinion No. 25, no compensation cost is recognized for the option plans where vesting provisions are based only on the passage of time. Had the company recorded compensation expense using the accounting method recommended by SFAS 123, net earnings and earnings per share would have been reduced to the pro forma amounts as follows:

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands, except
per share amounts	2003	2002	2003	2002

Net earnings
As reported	$44,994	$42,975	$61,906	$84,165
Stock-based employee compensation expense, net of tax	(2,298)	(2,113)	(4,453)	(4,479)

Pro forma	$42,696	$40,862	$57,453	$79,686

Basic net earnings per share
As reported	$0.56	$0.54	$0.78	$1.06

Pro forma	$0.53	$0.51	$0.72	$1.00

Diluted net earnings per share
As reported	$0.56	$0.54	$0.77	$1.05

Pro forma	$0.53	$0.51	$0.71	$0.99

(9)	In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FASI 45). FASI 45 expands on the accounting and disclosure requirements under existing accounting standards. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation. The company adopted the accounting provisions of FASI 45 as of January 1, 2003 without material effect to either its financial position or results of operations.

(10)	In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Pursuant to the requirements of this Interpretation, the company has consolidated two entities that own certain engineering office facilities, which are leased to the company. The company has no ownership interest in the companies that own the facilities but is deemed to be the primary beneficiary of the variable interests in these entities. The leases contain residual value guarantees, which totaled approximately $105 million at December 31, 2002. None of the terms of the leasing arrangements or the company’s obligations as a lessee will be impacted by this change in accounting. If the company defaults on the lease payments or were to fail to meet its obligation under the residual value guarantee, the lenders and owners of the entities could proceed with recourse actions against the company to enforce payment.

The company recognized an after-tax provision of $10.4 million for the cumulative effect of a change in accounting principle in the first quarter of 2003. The provision consists of the after-tax cumulative difference of rent expense previously recognized, compared with depreciation expense on the facilities and interest expense on the underlying financing, from inception of the leases through December 31, 2002. The impact to the company’s balance sheet at June 30, 2003 was an increase in Property, Plant and Equipment of $109.0 million and an increase in long-term debt of $126.8 million. The long-term debt provides for interest only payments at interest rates based on a reference rate (LIBOR for the Aliso Viejo facility and Canadian banker’s acceptance for the Calgary facility) plus a margin. Maturity on the debt coincides with the term of the leases, which expire in 2004 for facilities in Aliso Viejo and 2006 for facilities in Calgary. Rent payments are equal to the debt service on the underlying financing.

(11)	The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. In addition, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. While we

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

cannot predict the outcome of these matters, in the company’s opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate is not expected to have a material effect upon the consolidated financial position, results of operations or cash flows of the company, after giving effect to provisions already recorded.

Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made certain claims against clients for costs incurred in excess of the contract provisions. The company recognizes significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $16 million at both June 30, 2003 and December 31, 2002. While amounts ultimately realized from claims could differ materially from the balances included in the financial statements, the company does not expect that claim recoveries will have a material effect on its consolidated financial position or results of operations.

The current status on matters in the dispute resolution process is as follows:

Murrin Murrin

Disputes between Fluor Australia and its client, Anaconda Nickel (“Anaconda”), over the Murrin Murrin Nickel Cobalt project located in Western Australia were partially resolved through arbitration during the third quarter of 2002. The first phase of the arbitration hearing was completed in May 2002 and a decision was rendered in September 2002 resulting in an award to Anaconda of A$147 million (subsequently amended to A$150 million [US$84.0 million at the time of the award]) and an award to Fluor of A$107 million [US$59.9 million at the time of the award] for amounts owing from Anaconda under the contract. The company has recovered a portion of the first phase award plus substantially all defense costs incurred to date from available insurance. On July 28, 2003, the Supreme Court of Victoria, Australia granted Anaconda’s appeal of an issue that had been decided in favor of Fluor by the arbitration panel in the first phase. This decision sends the arbitration panel’s denial of Anaconda’s claim for the cost of a fifth autoclave train back to the panel for further reconsideration. Fluor intends to appeal the Supreme Court’s decision to the State of Victoria Court of Appeal.

The second phase of the arbitration is currently scheduled to be heard in late 2003. The company does not anticipate that there will be any material impact to the company from proceedings under either the first or the second phase of arbitration regardless of the outcome of the appeal.

Fluor Daniel Intercontinental and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel Intercontinental and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision is expected in early 2004.

Dearborn Industrial Project

The Dearborn Industrial Project (the “Project”) started as a co-generation combined cycle power plant project in Dearborn, Michigan. The initial Turnkey Agreement, dated November 24, 1998, consisted of three phases. Commencing shortly after Notice to Proceed, the owner/operator,

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

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

Butinge Nafta Oil Terminal

On March 10, 2000, Butinge Nafta (“Nafta”) commenced arbitration proceedings against Fluor Daniel Intercontinental (“FDI”) concerning a bulk oil storage terminal (the “Facility”) located in Lithuania alleging, among other issues, that FDI represented costs in excess of actual estimates. FDI engineered, procured and managed the construction of the Facility on a lump sum basis. On June 21, 2000, Fluor filed a separate arbitration against Nafta to recover delay/disruption damages caused by Nafta, as well as compensation for out of scope services. The first hearing on the merits of the case was conducted in late May 2001 with an additional hearing in June 2002. Final legal submissions and arguments were completed in September 2002. In June 2003, FDI was issued a favorable award on its claims and Nafta’s major claims against FDI were dismissed with prejudice resulting in a net award to Fluor of $4.6 million. The resolution of this matter did not have a material effect on results of operations.

Hamaca Crude Upgrader

The Hamaca Crude Upgrader Project located in Jose, Venezuela is a $1 billion lump sum project of Grupo Alvica (“GA”), a joint venture including Fluor Daniel (80 percent) and Inelectra S.A.C.A. (20 percent), to design and build a petroleum upgrader for a consortium of owners called Petrolera Ameriven (“PA”) including Petroleos de Venezuela S.A. (“PDVSA”), ChevronTexaco and ConocoPhillips. The joint venture is continuing to actively pursue two issues that were referred to arbitration in December 2001: the first is responsibility for costs arising from the site labor agreement for 2000 called “Acta Convenio” and the second relates to modifications and extra work arising from differing site soil conditions. The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were recently concluded. The site soil conditions issue was the subject of hearings in November 2002 on both schedule and cost issues. There are no cross-claims by PA in the arbitration. Recent events in Venezuela are having a significant impact on the progress of the project. In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the recent national strike.

The client has conditionally accepted responsibility relating to the soil conditions and certain incurred costs have been paid. Substantial additional costs are expected to be incurred as the project progresses and resolution of outstanding issues concerning the total costs to be reimbursed under the soil conditions change order are yet to be determined. The amount of the claim for site soil conditions is $159 million, $28 million of which has been conditionally paid by the client. The company is accounting for the additional costs incurred for the soil conditions matter as additional revenue as payments are received. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter. Incurred costs

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

associated with Acta Convenio and soil conditions are being deferred and will be recognized in revenue when a change order is approved or payment is received. As of June 30, 2003, the company’s share of incurred costs amounting to $134.6 million has been deferred. If future costs relating to Acta Convenio, soil conditions or the recent national strike are determined to be not fully recoverable, the company could face reduced profits or losses on this project, along with lower levels of cash.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected earnings levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature. These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

•	Changes in global business, economic, political and social conditions;

•	The company’s failure to receive anticipated new contract awards;

•	Customer cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time;

•	The cyclical nature of many of the markets the company serves and its vulnerability to downturns;

•	Difficulties or delays incurred in the execution of construction contracts, including performance by our joint venture partners, resulting in cost overruns or liabilities;

•	A failure to obtain favorable results in existing or future litigation or disputes;

•	Recoveries from the company’s insurance providers that are less than anticipated;

•	Customer delays or defaults in making payments;

•	The potential impact of certain tax matters resulting from the company’s reverse spin-off transaction consummated November 30, 2000 involving Massey Energy Company;

•	The impact of past and future environmental, health and safety regulations;

•	Competition in the global engineering, procurement and construction industry; and

•	The company’s ability to identify and successfully integrate acquisitions.

While most risks affect only future costs or revenues anticipated by the company, some risks may relate to accruals that have already been reflected in earnings. The company’s failure to receive payments of accrued amounts or if liabilities are incurred in excess of amounts previously recognized, a charge against future earnings could result.

Additional information concerning these and other factors can be found in our press releases as well as our periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1. Business-Other Matters-Company Business Risks” in the company’s Form 10-K filed March 31, 2003. These filings are available either publicly or upon request from Fluor’s Investor Relations Department: (949) 349-3909. The company disclaims any intent or obligation to update its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF CONTINUING OPERATIONS

Revenues from continuing operations for the three and six months ended June 30, 2003 were $2,243.4 million and $4,320.4 million, respectively, compared with $2,536.1 million and $5,042.7 million for the 2002 comparison periods. Earnings from continuing operations for the three and six months ended June 30, 2003 were $43.0 million and $83.9 million, respectively, compared with $43.0 million and $79.2 million for the three and six months ended June 30, 2002. Earnings from continuing operations in the three and six periods of 2003 compared with 2002 include various items that impact the comparability of the results. The 2003 periods include a pre-tax $7.4 million provision to recognize a permanent impairment in the value of an equity investment in an Australian magnesium smelter. For the same periods in 2002, pre-tax provisions totaling $26 million were recognized primarily for the unfavorable outcome of arbitration relating to the Verde Gold project in Chile. In addition, the three and six month periods of 2003 include earnings contributions from acquisitions completed in the first quarter of 2003.

Consolidated new awards for the three and six months ended June 30, 2003 increased 13 percent and 7 percent to $2.3 billion and $4.9 billion, respectively, compared with $2.0 billion and $4.6 billion in the 2002 comparison periods. Consolidated backlog at June 30, 2003 was $10.5 billion compared with $10.9 billion at June 30, 2002. Approximately 57 percent and 61 percent of consolidated new awards for the three and six months ended June 30, 2003 were for projects located outside of the United States. As of June 30, 2003, approximately 52 percent of consolidated backlog related to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

OIL & GAS

Revenues and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in millions	2003	2002	2003	2002

Revenues	$639.1	$857.5	$1,383.4	$1,607.3
Operating profit	30.7	29.4	57.5	60.0

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

Revenues declined in the second quarter of 2003 compared with the 2002 period reflecting the lower volume of work performed on certain projects nearing completion which more than offset increases in work performed on recently awarded projects. Operating profit improved in the second quarter of 2003 compared with 2002 primarily due to recognition of profits on those projects nearing completion. Expressed as a percentage of revenues, the operating profit margin for the three and six months ended June 30, 2003 was 4.8 percent and 4.2 percent, respectively, compared with 3.4 percent and 3.7 percent in the 2002 comparable periods.

Total assets at June 30, 2003 were $421.7 million compared with $338.7 million at December 31, 2002. The increase is primarily attributable to the deferral of costs related to Hamaca. Following is a discussion of the matter.

The Hamaca Crude Upgrader Project located in Jose, Venezuela is a $1 billion lump sum project of Grupo Alvica (“GA”), a joint venture including Fluor Daniel (80 percent) and Inelectra S.A.C.A. (20 percent), to design and build a petroleum upgrader for a consortium of owners called Petrolera Ameriven (“PA”) including Petroleos de Venezuela S.A. (“PDVSA”), ChevronTexaco and ConocoPhillips. The joint venture is continuing to actively pursue two issues that were referred to arbitration in December 2001: the first is responsibility for costs arising from the site labor agreement for 2000 called “Acta Convenio” and the second relates to modifications and extra work arising from differing site soil conditions. The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were recently concluded. The site soil conditions issue was the subject of hearings in November 2002 on both schedule and cost issues. There are no cross-claims by PA in the arbitration. Recent events in Venezuela are having a significant impact on the progress of the project. In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the recent national strike.

The client has conditionally accepted responsibility relating to the soil conditions and certain incurred costs have been paid. Substantial additional costs are expected to be incurred as the project progresses and resolution of outstanding issues concerning the total costs to be reimbursed under the soil conditions change order are yet to be determined. The amount of the claim for site soil conditions is $159 million, $28 million of which has been conditionally paid by the client. The company is accounting for the additional costs incurred for the soil conditions matter as additional revenue as payments are received. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter. Incurred costs associated with Acta Convenio and soil conditions are being deferred and will be recognized in revenue when a change order is approved or payment is received. As of June 30, 2003, the company’s share of incurred costs amounting to $134.6 million has been deferred. If future costs relating to Acta Convenio, soil conditions or the recent national strike are determined to be not fully recoverable, the company could face reduced profits or losses on this project, along with lower levels of cash.

New awards increased significantly for the three and six months ended June 30, 2003 amounting to $1,112.5 million and $2,536.2 million, respectively, compared with $723.0 million and $1,155.5 million for the 2002 comparison periods. Included in new awards in the second quarter of 2003 is a program and construction management project lead by Exxon Mobil while the six months ended June 30, 2003 includes the Tengizchevroil (“TCO”) project, a major oil and gas development program in Kazakhstan previously announced in the first quarter.

Backlog at June 30, 2003 was $3,476.9 million compared with $3,187.8 million at June 30, 2002.

INDUSTRIAL & INFRASTRUCTURE

Revenues and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in millions	2003	2002	2003	2002

Revenues	$734.6	$633.3	$1,321.8	$1,157.0
Operating profit (loss)	9.6	(6.3)	26.4	10.1

Beginning in the first quarter of 2003, the Industrial & Infrastructure segment includes downstream bulk and specialty chemicals projects formerly reported in Energy & Chemicals. All prior periods have been restated to reflect this change.

Revenues for the second quarter increased 16 percent compared with the 2002 period reflecting the higher volume of work performed primarily on life sciences projects awarded in the latter half of 2002. Operating profit for both quarters included provisions in the results. In the second quarter of 2003, the company recorded an impairment provision of $7.4 million for an equity investment in a magnesium smelter to be built in Australia. The operating loss for the three months ended June 30, 2002 includes $26 million in dispute resolution provisions. The major portion of this provision related to an unfavorable arbitration ruling on the Verde Gold project in Chile.

Operating margin for the second quarter of 2003 was negatively impacted compared with the second quarter of 2002 by continuing growth in construction management services. Construction management generally results in higher revenue recognition from material procurement but generally contributes lower operating margin due to the overall reduced risks assumed in the performance of these services.

New awards for the three and six months ended June 30, 2003 were $776.1 million and $1,379.1 million, respectively, compared with $771.7 million and $1,488.6 million for the 2002 comparison periods. Backlog increased 22 percent to $4,260.5 million from $3,506.0 million in the second quarter last year reflecting the high level of new awards in the latter half of 2002 mentioned above.

POWER

Revenues and operating profit for the Power segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in millions	2003	2002	2003	2002

Revenues	$193.1	$591.7	$340.7	$1,332.7
Operating profit	17.8	44.2	39.1	57.1

Revenues declined in the second quarter compared with a year ago reflecting the continuing decrease in procurement and construction activity as projects are completed and not replaced with new awards. Operating profit margins remain strong as projects are completed. As a percent of revenues, operating profit margin for the three months ended June 30, 2003 was 9.2 percent compared with 7.5 percent in the three months ended June 30, 2002.

On July 9, 2003, the company jointly announced with Duke Energy Corporation their decision to terminate the Duke/Fluor Daniel partnership as a result of the significant decline in the construction of new power plants. A joint plan among the partners is being developed to dissolve the business over the next two years. The dissolution is not expected to have a material impact on results of operations or financial position of the company.

As anticipated, new project awards were modest for the second quarter of 2003. Awards for the three and six months ended June 30, 2003 decreased to $17.6 million and $105.4 million, respectively, from $124.2 million and $915.4 million for the comparable 2002 periods as demand for new power generation has declined as existing capacity is expected to meet anticipated demand. Backlog at June 30, 2003 was $594.8 million compared with $1,869.9 million at June 30, 2002.

GLOBAL SERVICES

Revenues and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in millions	2003	2002	2003	2002

Revenues	$324.3	$242.9	$589.1	$522.3
Operating profit	27.0	23.5	50.2	44.9

Revenues and operating profit for the second quarter of 2003 increased 34 percent and 15 percent compared with the comparable prior year period. Results for the second quarter of 2003 include the results for Plant Performance Services (“P2S”), which was acquired late in the first quarter. Revenues for P2S for the three months ended June 30, 2003 were $70.0 million.

New awards and backlog for Global Services reflects Operations and Maintenance activities. The equipment, temporary staffing and global sourcing and procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. New awards for the three and six months ended June 30, 2003 were $217.9 million and $577.3 million, respectively, compared with $220.3 million and $835.7 million in the three and six months ended June 30, 2002. Project selectivity and depressed economic conditions in the manufacturing sector continue to affect new awards levels from period to period. Backlog at June 30, 2003 was $1,638.5 million compared with $1,927.9 million at June 30, 2002.

GOVERNMENT

Revenues and operating profit for the Government segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in millions	2003	2002	2003	2002

Revenues	$352.3	$210.7	$685.4	$423.4
Operating profit	12.0	5.9	20.6	11.2

Revenues and operating profit for the second quarter increased significantly from the second quarter a year ago. The increases are attributable to improved performance on major projects and a full quarter of results from Del-Jen, which was acquired in the first quarter of 2003. Revenues for Del-Jen for the three months ended June 30, 2003 were $33.7 million. Total assets at June 30, 2003 were $237.5 million compared with $128.6 million at December 31, 2002. The increase is primarily attributable to the acquisition of Del-Jen with total assets of $56.2 million as of June 30, 2003.

New awards for the three and six months ended June 30, 2003 were $143.7 million and $288.3 million, respectively, compared with $164.5 million and $179.0 million in the 2002 comparison periods. The second quarter of 2003 includes new awards for Del-Jen. New awards for the Government segment vary considerably from quarter to quarter and are typically higher in the third quarter when annual funding is renewed on two major DOE projects. Backlog at June 30, 2003 increased 25 percent to $492.4 million from $393.6 million in the second quarter of last year.

OTHER

Corporate general and administrative expense for the three and six months ended June 30, 2003 was $31.4 million and $68.1 million, respectively, compared with $31.6 million and $65.1 million in the 2002 comparison periods. Net interest income for the three and six months ended June 30, 2003 was $0.4 million and $1.0 million, respectively, compared with $1.8 million and $2.4 million for the three and six months ended June 30, 2002. Interest expense in the three and six months ended June 30, 2003 includes interest on debt recognized as a result of the consolidation of entities that own certain engineering office facilities (see discussion of the Cumulative Effect of Change in Accounting Principle below.)

The effective tax rate on the company’s continuing operations for the three months ended June 30, 2003 was 35.0 percent. The rate is higher than that reported in the first quarter of 2003 due to the impairment provision taken on the equity investment in the Australian magnesium project for which a tax benefit was not recorded. The tax rate expected for the remainder of the year is projected to be 32.5 percent.

MATTERS IN DISPUTE RESOLUTION

As of June 30, 2003, several matters on certain completed projects are in the dispute resolution process. The following discussion provides a background and current status of these matters:

Murrin Murrin

Disputes between Fluor Australia and its client, Anaconda Nickel (“Anaconda”), over the Murrin Murrin Nickel Cobalt project located in Western Australia were partially resolved through arbitration during the third quarter of 2002. The first phase of the arbitration hearing was completed in May 2002 and a decision was rendered in September 2002 resulting in an award to Anaconda of A$147 million (subsequently amended to A$150 million [US$84.0 million at the time of the award]) and an award to Fluor of A$107 million [US$59.9 million at the time of the award] for amounts owing from Anaconda under the contract. The company has recovered a portion of the first phase award plus substantially all defense costs incurred to date from available insurance. On July 28, 2003, the Supreme Court of Victoria, Australia granted Anaconda’s appeal of an issue that had been decided in favor of Fluor by the arbitration panel in the first phase. This decision sends the arbitration panel’s denial of Anaconda’s claim for the cost of a fifth autoclave train back to the panel for further reconsideration. Fluor intends to appeal the Supreme Court’s decision to the State of Victoria Court of Appeal.

The second phase of the arbitration is currently scheduled to be heard in late 2003. The company does not anticipate that there will be any material impact to the company from proceedings under either the first or the second phase of arbitration regardless of the outcome of the appeal.

Fluor Daniel Intercontinental and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel Intercontinental and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision is expected in early 2004.

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

The Project has been severely delayed with completion of Phase II. DIG has unilaterally taken over completion and operation of Phase II and is commissioning that portion of the plant. Shortly thereafter, DIG drew upon a $30 million letter of credit, which D/FD expects to recover upon resolution of the dispute. D/FD retains lien rights (in fee) against the project. In October 2001, suit was commenced in Michigan State Court to foreclose on the lien interest.

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

Butinge Nafta Oil Terminal

On March 10, 2000, Butinge Nafta (“Nafta”) commenced arbitration proceedings against Fluor Daniel Intercontinental (“FDI”) concerning a bulk oil storage terminal (the “Facility”) located in Lithuania alleging, among other issues, that FDI represented costs in excess of actual estimates. FDI engineered, procured and managed the construction of the Facility on a lump sum basis. On June 21, 2000, Fluor filed a separate arbitration against Nafta to recover delay/disruption damages caused by Nafta, as well as compensation for out of scope services. The first hearing on the merits of the case was conducted in late May 2001 with an additional hearing in June 2002. Final legal submissions and arguments were completed in September 2002. In June 2003, FDI was issued a favorable award on its claims and Nafta’s major claims against FDI were dismissed with prejudice resulting in a net award to Fluor of $4.6 million. The resolution of this matter did not have a material effect on results of operations.

DISCONTINUED OPERATIONS

During the second quarter of 2003, the company completed the disposal of discontinued operations with the sale of the last equipment dealership operation. The company received cash proceeds of $31.9 million, which approximated the carrying value of the dealership. In the first quarter of 2003, the company recorded an after-tax impairment provision of $13.5 million, which included adjustments to deferred taxes, to recognize deterioration in the fair value of the operation due to severely depressed conditions in the equipment rental industry.

Operating results for discontinued operations in the three and six months ended June 30, 2003 were after-tax earnings of $1.6 million and $1.5 million, respectively, compared with after-tax losses of $1.4 million and zero for the comparable 2002 periods. Operating results in the three months ended June 30, 2003 included revenues of $13.7 million and pretax earnings of $1.6 million from the equipment dealership operation up to the date of sale. Earnings of $0.6 million from the temporary staffing operations consisted primarily of favorable settlements of employment related tax and insurance matters that were not assumed by the buyers of those operations.

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

The company recognized an after-tax provision of $10.4 million for the cumulative effect of a change in accounting principle in the first quarter of 2003. The provision consists of the after-tax cumulative difference of rent expense previously recognized, compared with depreciation expense on the facilities and interest expense on the underlying financing, from inception of the leases through December 31, 2002. The impact to the company’s balance sheet at June 30, 2003 was an increase in Property, Plant and Equipment of $109.0 million and an increase in long-term debt of $126.8 million. The long-term debt provides for interest only payments at interest rates based on a reference rate (LIBOR for the Aliso Viejo facility and Canadian banker’s acceptance for the Calgary facility) plus a margin. Maturity on the debt coincides with the term of the leases, which expire in 2004 for facilities in Aliso Viejo and 2006 for facilities in Calgary. Rent payments are equal to the debt service on the underlying financing.

FINANCIAL POSITION AND LIQUIDITY

During the first six months of 2003, cash was reduced significantly primarily as a result of the use of cash to fund work performed on contracts and two niche acquisitions. This reduction was partially offset in the second quarter of 2003 by the receipt of cash proceeds from the sale of the last remaining equipment dealership operation and proceeds from insurance recoveries on the Murrin Murrin project.

In the first half of 2003, cash used by operating activities was $158.1 million and is primarily due to an increase in operating assets and liabilities. The Oil & Gas segment experienced a significant increase in contract work in progress and reduction in client advances due in large part to costs incurred related to contract performance on the Hamaca project in Venezuela. A significant portion of these amounts resulted from incurred costs relating to change orders that are in the dispute resolution process. At June 30, 2003, the company has deferred its share of these costs amounting to $134.6 million. Also contributing to the use of cash was a reduction of $88.4 million in advances from Duke/Fluor Daniel as several power projects were completed and advance payments previously received from clients for those projects was fully expended. The work-off of power projects coupled with the significant reduction in new power industry awards is expected to continue in the near term future and could further reduce Duke/Fluor Daniel advances in the range of $100 million by the end of 2003. Cash was also utilized to provide operating liquidity, amounting to approximately $40 million, for Plant Performance Services from the date of acquisition to June 30, 2003. Contributing to cash provided from operating activities were proceeds from insurance recoveries relating to the Murrin Murrin project totaling $38.6 million that were received during the second quarter of 2003. The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects.

In the first half of 2002, cash provided by operating activities was $218.6 million. In addition to cash generated from earnings sources, cash was provided from changes in operating assets and liabilities through reduction of accounts receivable and work in progress, and increases in accounts payable, partially offset by a reduction in advance billings on contracts including $34.4 million in advances from Duke/Fluor Daniel.

Cash used in investing activities in the six months ended June 30, 2003 included $54.5 million for two niche acquisitions. Del-Jen, a provider of outsourcing services to the US Government was purchased for

$33.3 million in cash and Plant Performance Services, a provider of specialty operations and maintenance services was purchased for $21.2 million in cash during the first quarter of 2003. The sale in the second quarter of 2003 of the last remaining AMECO dealership operation resulted in proceeds of $31.9 million. During the first half of 2002, $51.0 million in proceeds was generated from the sale of discontinued equipment operations. In addition, proceeds from disposal of property, plant and equipment for the six months ended June 30, 2002 included $32.4 million from the liquidation sale of equipment at one dealership and the AMECO operations in Argentina and Peru.

Cash utilized by financing activities primarily relates to payment of dividends ($0.32 per share) in both the first half of 2003 and 2002. In 2002, cash of $24.7 million was utilized to pay off short-term debt.

Liquidity is provided by cash generated from operations, customer advances on contracts in progress and access to financial markets. As customer advances are reduced through use in project execution and not replaced by advances on new projects, the company’s cash position will be reduced. Cash is also required to fund work performed on the Hamaca project in Venezuela. This project is incurring significant costs for work relating to change orders that are subject to arbitration proceedings. The requirements for operating liquidity could result in the need for short-term borrowings. The company has $290 million in unutilized commercial paper back-up lines of credit. In addition, the company has a shelf registration statement for the offering of up to $300 million in long-term debt. The company has access to sufficient liquidity to fund its operations for the foreseeable future.

Off-Balance Sheet Arrangements

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $441 million in short-term committed and $254 million in uncommitted credit lines to support letters of credit. Letters of credit are issued in the ordinary course of business to clients to support advance payments, in lieu of retention, as performance guarantees for project contracts and certain corporate purposes. Primarily as a result of the company’s strong credit standing which provides the availability of letters of credit capacity, retainage on engineering and construction contracts is minimal. The company also posts surety bonds to guarantee its performance on contracts.

As of June 30, 2003, no material changes have occurred with regard to the company’s commercial commitments and contractual obligations as disclosed in the company’s December 31, 2002 annual report on Form 10-K.

The company has agreed to make available certain letter of credit capacity to ICA Fluor Daniel for their projects. Additional Fluor support may be required as a result of the financial condition of Fluor’s partner.

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

As of June 30, 2003, no material changes to financial or performance assurances to clients have occurred since the filing of the company’s December 31, 2002 annual report on Form 10-K.

Financial Instruments

The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At June 30, 2003, the company had forward foreign exchange contracts of less than 18 months duration to exchange principally; Euros, British pounds, Canadian dollars and South African rand for U.S. dollars. The total gross notional amount of these contracts at June 30, 2003 was $15.6 million representing forward contracts to purchase foreign currency.

In the three and six months ended June 30, 2003, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. Most of these unrealized gains relate to cash balances held in currencies other than the U.S. dollar.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). To maintain a cost-effective controls structure, management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can only provide reasonable assurance that our management’s control objectives are met. In addition, the design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future events, no matter how remote.

Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in timely alerting them to material information relating to the company required to be included in our periodic SEC reports.

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
Three and Six Months Ended June 30, 2003 and 2002

UNAUDITED

	Three Months Ended
	June 30

$ in millions	2003	2002

Backlog – beginning of period	$10,303.0	$11,578.2
New awards	2,267.8	2,003.7
Adjustments and cancellations, net	94.6	(203.7)
Work performed	(2,202.3)	(2,493.0)

Backlog – end of period	$10,463.1	$10,885.2

	Six Months Ended
	June 30

$ in millions	2003	2002

Backlog – beginning of period	$9,709.1	$11,505.5
New awards	4,886.3	4,574.2
Adjustments and cancellations, net	107.9	(232.5)
Work performed	(4,240.2)	(4,962.0)

Backlog – end of period	$10,463.1	$10,885.2

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Fluor and its subsidiaries, incident to their normal business activities, are parties to a number of legal proceedings and other matters in various stages of development. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate are not expected to have a material effect upon the consolidated financial position, or the results of operations of the company, after giving effect to provisions already recorded. For additional information, refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 11, included in this Quarterly Report on Form 10-Q which is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of shareholders of Fluor Corporation was held on May 7, 2003.

(b)	Three Class I directors were elected to serve for a term of three years, ending at the 2006 annual meeting of shareholders. The three Class I directors are Alan L. Boeckmann, Vilma S. Martinez and Dean R. O’Hare. Continuing directors include four Class II directors, James T. Hackett, Kent Kresa, Lord Robin W. Renwick and Martha R. Seger, and four Class III directors, Paul M. Anderson, Peter J. Fluor, David P. Gardner and Bobby R. Inman. Thomas L. Gossage, who was serving as a Class I, director retired effective immediately following the 2003 annual meeting.

(c)	The following three Class I directors were elected to serve a term of three years, ending at the 2006 annual meeting:

	Votes For	Votes Withheld

Alan L. Boeckmann	67,613,595	1,476,188
Vilma S. Martinez	56,002,957	13,086,826
Dean R. O’Hare	64,789,856	4,299,927

In addition, the shareholders approved the following proposals:

					Broker
		For	Against	Abstain	Non-Votes

1.	Ratification of the appointment of Ernst & Young LLP as independent auditors for 2003	62,712,790	5,937,377	439,616	0

2.	Approval of the Fluor Corporation 2003 Executive Performance Incentive Plan	54,612,012	7,669,832	541,375	6,266,564

3.	Shareholder proposal requesting the Company to adopt a policy of expensing the costs of all future stock options issued by the Company	49,369,440	12,547,988	905,788	6,266,567

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(3)

10.3	Employment Agreement, dated as of July 1, 1998, between Fluor Corporation and Philip J. Carroll (1)

10.4	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.5	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (2)

10.6	Fluor Corporation 2000 Executive Performance Incentive Plan (3)

10.7	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (3)

10.8	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (4)

10.9	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (2)

10.10	Directors’ Life Insurance Summary(1)

10.11	Fluor Executives’ Supplemental Benefit Plan (1)

10.12	Fluor Corporation Retirement Plan for Outside Directors (1)

10.13	Executive Severance Plan (2)

10.14	2001 Key Employee Performance Incentive Plan (4)

10.15	2001 Fluor Stock Appreciation Rights Plan (4)

10.16	Fluor Corporation 2003 Executive Performance Incentive Plan (2)

31.1	Certification of Chief Executive Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer of Fluor Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, filed on March 21, 2002 and incorporated herein by reference.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated April 29, 2003, furnishing a copy of Fluor Corporation’s press release announcing its financial results for the quarter ended March 31, 2003, under Items 7 and 9 (pursuant to Item 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date: August 14, 2003	/s/D. Michael Steuert

D. Michael Steuert Senior Vice President and Chief Financial Officer

Date: August 14, 2003	/s/V. L. Prechtl

V. L. Prechtl Vice President and Controller

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(3)

10.3	Employment Agreement, dated as of July 1, 1998, between Fluor Corporation and Philip J. Carroll (1)

10.4	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.5	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (2)

10.6	Fluor Corporation 2000 Executive Performance Incentive Plan (3)

10.7	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (3)

10.8	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (4)

10.9	Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002 (2)

10.10	Directors’ Life Insurance Summary(1)

10.11	Fluor Executives’ Supplemental Benefit Plan (1)

10.12	Fluor Corporation Retirement Plan for Outside Directors (1)

10.13	Executive Severance Plan (2)

10.14	2001 Key Employee Performance Incentive Plan (4)

10.15	2001 Fluor Stock Appreciation Rights Plan (4)

10.16	Fluor Corporation 2003 Executive Performance Incentive Plan (2)

31.1	Certification of Chief Executive Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer of Fluor Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, filed on March 21, 2002 and incorporated herein by reference.