Form 10-Q
period 2003-09-30
FLUOR CORP
filed 2003-11-14
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 31, 2003, there were 82,041,981 shares of common stock outstanding.

FLUOR CORPORATION

FORM 10-Q

September 30, 2003

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Three Months Ended September 30, 2003 and 2002

UNAUDITED

in thousands, except per share amounts	2003	2002

REVENUES	$2,120,815	$2,451,215
COSTS AND EXPENSES
Cost of revenues	2,023,254	2,336,284
Corporate administrative and general expense	33,551	43,206
Interest expense	2,555	2,316
Interest income	(3,617)	(4,282)

Total Costs and Expenses	2,055,743	2,377,524

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	65,072	73,691
INCOME TAX EXPENSE	20,948	27,634

EARNINGS FROM CONTINUING OPERATIONS	44,124	46,057
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	790
LOSS ON DISPOSAL, NET OF TAXES	—	(15,598)

NET EARNINGS	$44,124	$31,249

BASIC EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$0.55	$0.58
DISCONTINUED OPERATIONS	—	(0.19)

NET EARNINGS	$0.55	$0.39

DILUTED EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$0.55	$0.58
DISCONTINUED OPERATIONS	—	(0.19)

NET EARNINGS	$0.55	$0.39

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	79,934	79,466

DILUTED	80,624	79,803

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Nine Months Ended September 30, 2003 and 2002

UNAUDITED

in thousands, except per share amounts	2003	2002

REVENUES	$6,441,174	$7,493,937
COSTS AND EXPENSES
Cost of revenues	6,149,854	7,195,738
Corporate administrative and general expense	101,603	108,281
Interest expense	7,995	6,963
Interest income	(10,085)	(11,307)

Total Costs and Expenses	6,249,367	7,299,675

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	191,807	194,262
INCOME TAX EXPENSE	63,772	69,013

EARNINGS FROM CONTINUING OPERATIONS	128,035	125,249
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	1,488	792
LOSS ON DISPOSAL, NET OF TAXES	(13,104)	(10,627)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES	(10,389)	—

NET EARNINGS	$106,030	$115,414

BASIC EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$1.61	$1.58
DISCONTINUED OPERATIONS	(0.15)	(0.13)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.13)	—

NET EARNINGS	$1.33	$1.45

DILUTED EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$1.60	$1.57
DISCONTINUED OPERATIONS	(0.15)	(0.13)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.13)	—

NET EARNINGS	$1.32	$1.44

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	79,607	79,371

DILUTED	80,191	80,024

DIVIDENDS DECLARED PER SHARE	$0.48	$0.48

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2003 and December 31, 2002

UNAUDITED

	September 30,	December 31,
in thousands, except share amounts	2003	2002 *

ASSETS
Current assets
Cash and cash equivalents	$578,774	$753,367
Accounts and notes receivable	535,936	503,399
Contract work in progress	731,428	432,616
Deferred taxes	109,430	128,558
Other current assets	99,750	106,152

Total current assets	2,055,318	1,924,092
Assets of discontinued operations	—	49,694
Property, plant and equipment (net of accumulated depreciation of $359,562 and $318,864, respectively)	561,642	467,020
Investments and goodwill	166,561	146,857
Deferred taxes	95,142	113,514
Pension assets	142,928	167,256
Other	265,927	273,718

	$3,287,518	$3,142,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$576,277	$452,613
Advances from affiliate	121,499	257,330
Advance billings on contracts	460,372	524,661
Accrued salaries, wages and benefits	283,521	320,280
Other accrued liabilities	212,680	201,287

Total current liabilities	1,654,349	1,756,171
Liabilities of discontinued operations	—	23,420
Long-term debt due after one year	144,360	17,613
Noncurrent liabilities	473,791	461,080
Contingencies and commitments
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.01 par value; issued and outstanding – 81,877,094 and 80,188,322 shares, respectively	819	802
Additional capital	407,180	357,432
Unamortized executive stock plan expense	(27,497)	(18,603)
Accumulated other comprehensive loss	(52,580)	(75,983)
Retained earnings	687,096	620,219

Total shareholders’ equity	1,015,018	883,867

	$3,287,518	$3,142,151

* Amounts at December 31, 2002 have been derived from audited financial statements.

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002

UNAUDITED

in thousands	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$106,030	$115,414
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation	59,901	58,361
Cumulative effect of change in accounting principle	10,389	—
Deferred taxes	17,466	16,921
Retirement plan accrual	27,150	19,386
Unbilled fees receivable	(15,502)	(4,523)
Provision for impairment of assets and loss on discontinued operations	29,331	33,001
Changes in operating assets and liabilities, excluding effects of business acquisitions/dispositions	(420,246)	23,459
Insurance proceeds	67,382	14,314
Equity in (earnings) loss of investees	(149)	(12,516)
Other, net	(25,360)	(20,141)

Cash provided (utilized) by operating activities	(143,608)	243,676

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures
Continuing operations	(47,610)	(50,976)
Discontinued operations	(2,583)	(13,385)
Acquisitions, net	(54,531)	—
Investments, net	20,276	22,790
Proceeds from disposal of property, plant and equipment	18,978	61,308
Proceeds from sale of subsidiaries	31,926	50,955
Other, net	(1,008)	(415)

Cash provided (utilized) by investing activities	(34,552)	70,277

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(39,153)	(38,651)
Decrease in short-term borrowings	—	(25,131)
Stock options exercised	20,903	12,591
Purchases of common stock	(2,691)	(11,364)
Other, net	(2,922)	(961)

Cash utilized by financing activities	(23,863)	(63,516)

Effect of exchange rate changes on cash	27,430	10,209

Increase (decrease) in cash and cash equivalents	(174,593)	260,646
Cash and cash equivalents at beginning of period	753,367	572,654

Cash and cash equivalents at end of period	$578,774	$833,300

See Accompanying Notes

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)	The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2002 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results that can be expected for the full year.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at September 30, 2003, its consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002.

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

(2)	Advances from affiliate relate to cash received by Duke/Fluor Daniel, a joint venture entity, from advance billings on contracts, which are made available to the partners. Such advances are classified as an operating liability of the company.

(3)	The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

$ in thousands	2003	2002	2003	2002

Net earnings	$44,124	$31,249	$106,030	$115,414
Foreign currency translation adjustment	1,167	(3,178)	23,403	(9,327)

Comprehensive income	$45,291	$28,071	$129,433	$106,087

In the nine months ended September 30, 2003, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. Most of these unrealized gains relate to cash balances held in currencies other than the U.S. dollar.

(4)	Cash paid for interest was $7.9 million and $6.9 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Included in cash paid for interest for the nine months ended September 30, 2003 is $2.2 million related to debt resulting from the consolidation of variable interest entities. The comparable prior year amount of $2.4 million was recognized as rent expense. For further discussion on consolidation of variable interest entities see note 10. Income tax payments, net of receipts, were $14.2 million and $35.0 million during the nine-month periods ended September 30, 2003 and 2002, respectively.

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

On July 9, 2003, the company jointly announced with Duke Energy Corporation the decision to terminate the Duke/Fluor Daniel partnership as a result of the significant decline in the construction of new power plants. A joint plan among the partners is being developed to dissolve the business over the next two years. The dissolution is not expected to have a material impact on results of operations or financial position of the company. The company will continue to identify power generation opportunities and any prospective projects will be performed 100 percent by Fluor.

Operating information by segment for the company’s continuing operations are as follows for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30		September 30

$ in millions	2003	2002	2003	2002

External revenue
Oil & Gas	$555.0	$877.2	$1,938.4	$2,484.6
Industrial & Infrastructure	663.7	599.0	1,985.5	1,755.9
Power	263.7	497.9	604.4	1,830.6
Global Services	235.1	202.7	824.2	725.0
Government	403.3	274.4	1,088.7	697.8

Total external revenue	$2,120.8	$2,451.2	$6,441.2	$7,493.9

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30		September 30

$ in millions	2003	2002	2003	2002

Operating profit
Oil & Gas	$27.7	$27.7	$85.1	$87.6
Industrial & Infrastructure	18.4	19.7	44.9	29.8
Power	20.7	30.2	59.8	87.3
Global Services	18.9	25.5	69.1	70.5
Government	11.8	11.8	32.4	23.0

Total operating profit	$97.5	$114.9	$291.3	$298.2

Total assets for the Oil & Gas segment at September 30, 2003 were $523.0 million compared with $338.7 million at December 31, 2002. The increase is primarily attributable to the deferral of costs related to Hamaca. For further discussion on this matter see note 11. Total assets for the Government segment were $248.2 million compared with $128.6 million at December 31, 2002. The increase is primarily attributable to the acquisition of Del-Jen with total assets of $54.4 million as of September 30, 2003. In addition, the company has unbilled fees totaling $32.9 million related to the Fernald project. The project has moved into the closeout stage and contract terms provide that a portion of the earned fees will not be billed until project completion in 2007. Unbilled fees recognized in revenue in the three and nine months ended September 30, 2003 were $5.1 million and $15.5 million, respectively, compared with $5.8 million and $4.5 million in the 2002 comparable periods. Included in the nine months ended September 30, 2002 was an adjustment related to the re-baselining of the Fernald project.

A reconciliation of the segment information to consolidated amounts for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

$ in millions	2003	2002	2003	2002

Total segment operating profit	$97.5	$114.9	$291.3	$298.2
Corporate administrative and general expense	33.5	43.2	101.6	108.3
Interest income, net	(1.1)	(2.0)	(2.1)	(4.4)

Earnings from continuing operations before taxes	$65.1	$73.7	$191.8	$194.3

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

(6)	In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and temporary staffing operations. In June 2003, the company completed the sale of the last equipment dealership operation resulting in cash proceeds of $31.9 million, which approximated its carrying value. Prior to completion of the sale, the company recorded an additional after-tax impairment provision in the first quarter of 2003 of $13.5 million, which included adjustments to deferred taxes, to recognize further deterioration in its fair value due to continued severely depressed conditions in the equipment rental industry.

The revenues and earnings (loss) from discontinued operations for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

$ in thousands	2003	2002	2003	2002

Revenue
Dealership operations	$—	$39,685	$30,097	$131,112
Other equipment operations	—	1,285	—	7,362
Temporary staffing operations	—	15,585	34	62,736

Total revenue	$—	$56,555	$30,131	$201,210

	Three Months Ended		Nine Months Ended
	September 30		September 30

$ in thousands	2003	2002	2003	2002

Earnings (loss) from discontinued operations
Dealership operations	$—	$336	$2,575	$3,125
Other equipment operations	—	47	117	213
Temporary staffing operations	—	1,116	(404)	(1,902)

Earnings from discontinued operations before tax	—	1,499	2,288	1,436
Income tax expense	—	(709)	(800)	(644)

Earnings from discontinued operations	$—	$790	$1,488	$792

Loss on disposal before tax	$—	$(20,367)	$(7,386)	$(13,906)
Income tax (expense) benefit	—	4,769	(5,718)	3,279

Loss on disposal	$—	$(15,598)	$(13,104)	$(10,627)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

The net assets of discontinued operations consisted of the following:

	September 30,	December 31,
$ in thousands	2003	2002

Accounts & notes receivable	$—	$9,551
Inventories & other assets	—	10,905
Property, plant & equipment, net	—	29,238

Total assets of discontinued operations	$—	$49,694

Accounts and notes payable	$—	$10,093
Accrued and other liabilities	—	13,327

Total liabilities of discontinued operations	$—	$23,420

Certain remaining accruals have been reclassified to other accrued liabilities relating to the dealership and temporary staffing operations. These accruals are primarily for lease payments in excess of expected sublease recoveries for facility leases extending through 2007.

(7)	During the first quarter of 2003, the company completed two niche acquisitions to strengthen and expand specific business segments.

In January 2003, the company acquired Del-Jen, Inc. (“Del-Jen”), a leading provider of services to the Departments of Defense and Labor. The acquisition will expand the company’s ability to provide services in the government outsourcing market and will be reported in the company’s Government segment. Del-Jen was acquired for $33.3 million in cash, which includes a purchase price adjustment of $0.7 million that was paid in the second quarter. In connection with this acquisition, the company recorded goodwill of $24.0 million and intangible assets of $3.2 million. Goodwill is no longer amortized but is reviewed periodically for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The intangible assets are being amortized over useful lives ranging from three to seven years.

In March 2003, the company acquired five specialty operations and maintenance (“O&M”) business groups from Philip Services Corporation. The acquired businesses, which have been named Plant Performance Services (“P2S”), will expand and strengthen the O&M services business component of the Global Services segment and complement the company’s core engineering, procurement, and construction business. The business groups were acquired for $21.2 million in cash. The seller retained the working capital for these businesses. During the period from the date of acquisition through September 30, 2003, approximately $46 million of working capital has been provided to the business to fund normal operations. The company has obtained independent appraisals and is in the process of completing its determination of the fair values of the acquired assets. As of September 30, 2003, the allocation of the purchase price has not been finalized pending valuation of assets acquired.

The company’s consolidated financial statements include the operating results of both businesses from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis to the company’s consolidated results of operations.

(8)	The company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the company’s stock at the end of the period. Compensation cost for these plans totaled $4.9 million and $3.3 million for the nine months ended September 30, 2003 and 2002, respectively.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). This statement amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to require more prominent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 also amends the disclosure provisions of APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in interim financial statements.

Under APB Opinion No. 25, no compensation cost is recognized for the option plans where vesting provisions are based only on the passage of time. Had the company recorded compensation expense using the accounting method recommended by SFAS 123, net earnings and earnings per share would have been reduced to the pro forma amounts as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands, except
per share amounts	2003	2002	2003	2002

Net earnings
As reported	$44,124	$31,249	$106,030	$115,414
Stock-based employee compensation expense, net of tax	(2,260)	(2,008)	(6,713)	(6,487)

Pro forma	$41,864	$29,241	$99,317	$108,927

Basic net earnings per share
As reported	$0.55	$0.39	$1.33	$1.45

Pro forma	$0.52	$0.36	$1.24	$1.36

Diluted net earnings per share
As reported	$0.55	$0.39	$1.32	$1.44

Pro forma	$0.52	$0.36	$1.23	$1.35

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

(9)	In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASI 45”). FASI 45 expands on the accounting and disclosure requirements under existing accounting standards. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation. The company adopted the accounting provisions of FASI 45 as of January 1, 2003 without material effect to either its financial position or results of operations.

(10)	In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Pursuant to the requirements of this Interpretation, the company has consolidated two entities that own certain engineering office facilities, which are leased to the company. The company has no ownership interest in the companies that own the facilities but is deemed to be the primary beneficiary of the variable interests in these entities. The leases contain residual value guarantees, which totaled approximately $105 million at December 31, 2002. None of the terms of the leasing arrangements or the company’s obligations as a lessee will be impacted by this change in accounting. If the company defaults on the lease payments or were to fail to meet its obligation under the residual value guarantee, the lenders and owners of the entities could proceed with recourse actions against the company to enforce payment.

The company recognized an after-tax provision of $10.4 million for the cumulative effect of a change in accounting principle in the first quarter of 2003. The provision consists of the after-tax cumulative difference of rent expense previously recognized, compared with depreciation expense on the facilities and interest expense on the underlying financing, from inception of the leases through December 31, 2002. At September 30, 2003, Property, Plant and Equipment and long term debt included $107.8 million and $126.7 million, respectively, related to the consolidation of these entities. The long-term debt provides for interest only payments at interest rates based on a reference rate (LIBOR for the Aliso Viejo facility and Canadian banker’s acceptance for the Calgary facility) plus a margin. Maturity on the debt coincides with the term of the leases, which expire in 2004 for facilities in Aliso Viejo and 2006 for facilities in Calgary. Rent payments are equal to the debt service on the underlying financing.

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

Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made certain claims against clients for costs incurred in excess of the contract provisions. The company recognizes significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $16 million at both September 30, 2003 and December 31, 2002. While amounts ultimately realized from claims could differ materially from the balances included in the financial statements, the company does not expect that claim recoveries will have a material effect on its consolidated financial position or results of operations.

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

The second phase of the arbitration was heard in September 2003. A decision is expected in the second quarter of 2004. The company anticipates that any liability arising from proceedings under either the first or the second phase of arbitration, regardless of the outcome of the appeal, will be covered by available insurance.

Fluor Daniel Intercontinental and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel Intercontinental and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision is expected in the second quarter of 2004.

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

On December 12, 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. The lien action remains stayed pending

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

completion of the arbitration of D/FD’s claims against DIG and DIG’s claims against D/FD. An arbitration panel has been appointed and the arbitration will likely proceed in 2004.

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

Hamaca Crude Upgrader

The Hamaca Crude Upgrader Project located in Jose, Venezuela is a $1.1 billion lump sum project (including $88 million of approved change orders) of Grupo Alvica (“GA”), a joint venture including Fluor Daniel (80 percent) and Inelectra S.A.C.A. (20 percent), to design and build a petroleum upgrader for a consortium of owners called Petrolera Ameriven (“PA”) including Petroleos de Venezuela S.A. (“PDVSA”), ChevronTexaco and ConocoPhillips. The joint venture is continuing to actively pursue two issues that were referred to arbitration in December 2001: the first is responsibility for costs arising from the site labor agreement for 2000 called “Acta Convenio” and the second relates to modifications and extra work arising from differing site soil conditions. The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were recently concluded. The site soil conditions issue was the subject of hearings in November 2002 on both schedule and cost issues. There are no monetary cross-claims by PA in the arbitration. Recent events in Venezuela are having a significant impact on the progress of the project. In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the recent national strike, and a change order in the approximate amount of $300 million has been submitted to PA. Force majeure incidents occurring prior to the national strike were the subject of arbitration hearings on October 5 through 10, 2003.

The arbitration panel, pursuant to agreement and by order, has extended the completion date of the project to January 9, 2004 pending completion of the site soils conditions issues. The first award is anticipated during the first quarter of 2004. In the event that the arbitration panel does not issue its award prior to January 2, 2004, a further interim order is anticipated to be issued by the panel which would extend the completion date. In addition, the client has conditionally accepted responsibility relating to the soil conditions and certain incurred costs have been paid. Substantial additional costs are expected to be incurred as the project progresses and resolution of outstanding issues concerning the total costs to be reimbursed under the soil conditions change order are yet to be determined. The amount of the claim for site soil conditions is $159 million, $28 million of which has been conditionally paid by the client. The company is accounting for the additional costs incurred for the soil conditions matter as additional revenue as payments are received. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter. Incurred costs associated with Acta Convenio and soil conditions, the recent national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of September 30, 2003, the company’s share of incurred costs amounting to $139.5 million has been deferred. If costs relating to Acta Convenio, soil conditions, the recent national strike or other claims are determined to be not fully recoverable, the company could face reduced profits or losses on this project, along with lower levels of cash and additional borrowings. The project remains subject to future disruptions that could result in additional costs and claims.

FLUOR CORPORATION

Item 2: Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes and the company’s December 31, 2002 annual report on Form 10-K. For purposes of reviewing this document, “operating profit” is calculated as revenues less cost of revenues.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected earnings levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature. These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

•	Changes in global business, economic, political and social conditions;

•	The company’s failure to receive anticipated new contract awards;

•	Customer cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time;

•	The cyclical nature of many of the markets the company serves and its vulnerability to downturns;

•	Difficulties or delays incurred in the execution of construction contracts, including performance by our joint venture partners, resulting in cost overruns or liabilities;

•	A failure to obtain favorable results in existing or future litigation or disputes;

•	Recoveries from the company’s insurance providers that are less than anticipated;

•	Customer delays or defaults in making payments;

•	The potential impact of certain tax matters including, but not limited to, those resulting from the company’s reverse spin-off transaction consummated November 30, 2000 involving Massey Energy Company;

•	The impact of past and future environmental, health and safety regulations;

•	Competition in the global engineering, procurement and construction industry; and

•	The company’s ability to identify and successfully integrate acquisitions.

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

RESULTS OF CONTINUING OPERATIONS

Revenues from continuing operations for the three and nine months ended September 30, 2003 were $2,120.8 million and $6,441.2 million, respectively, compared with $2,451.2 million and $7,493.9 million for the 2002 comparison periods. Earnings from continuing operations for the three and nine months ended September 30, 2003 were $44.1 million and $128.0 million, respectively, compared with $46.1 million and $125.2 million for the three and nine months ended September 30, 2002. Earnings from continuing operations in the three and nine month periods of 2003 compared with 2002 include various items that impact the comparability of the results. The nine months ended September 30, 2003 includes a pre-tax provision of $7.4 million, which was recognized in the second quarter for the permanent impairment in the value of an equity investment in an Australian magnesium smelter. Included in the three and nine months ended September 30, 2002 was an impairment charge of $9.4 million related to an investment in The Beacon Group Energy Investment Fund, L.P. Earnings for the nine months ended September 30, 2002 were also impacted by pre-tax provisions totaling $26 million in the second quarter recognized primarily for the unfavorable outcome of arbitration relating to the Verde Gold project in Chile.

Consolidated new awards for the three and nine months ended September 30, 2003 increased 10 percent and 8 percent to $2.7 billion and $7.6 billion, respectively, compared with $2.5 billion and $7.1 billion in the 2002 comparison periods. Consolidated backlog at September 30, 2003 was $10.3 billion compared with $10.9 billion at September 30, 2002. Approximately 30 percent and 50 percent of consolidated new awards for the three and nine months ended September 30, 2003 were for projects located outside of the United States. As of September 30, 2003, approximately 40 percent of consolidated backlog related to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

OIL & GAS

Revenues and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

$ in millions	2003	2002	2003	2002

Revenues	$555.0	$877.2	$1,938.4	$2,484.6
Operating profit	27.7	27.7	85.1	87.6

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

Revenues declined significantly in the three and nine months ended September 30, 2003 compared with the 2002 periods primarily due to a reduction in work performed consistent with the downward trend in new awards experienced in the latter half of 2002.

Expressed as percentages of revenue, operating profit margin for the three and nine months ended September 30, 2003 was 5.0 percent and 4.4 percent compared with 3.2 percent and 3.5 percent in the 2002 comparable periods. The margin improvement reflects the higher level of profits on a number of projects nearing completion.

Total assets at September 30, 2003 were $523.0 million compared with $338.7 million at December 31, 2002. The increase is primarily attributable to the deferral of costs related to Hamaca. Following is a discussion of the matter.

The Hamaca Crude Upgrader Project located in Jose, Venezuela is a $1.1 billion lump sum project (including $88 million of approved change orders) of Grupo Alvica (“GA”), a joint venture including Fluor Daniel (80 percent) and Inelectra S.A.C.A. (20 percent), to design and build a petroleum upgrader for a consortium of owners called Petrolera Ameriven (“PA”) including Petroleos de Venezuela S.A. (“PDVSA”), ChevronTexaco and ConocoPhillips. The joint venture is continuing to actively pursue two issues that were referred to arbitration in December 2001: the first is responsibility for costs arising from the site labor agreement for 2000 called “Acta Convenio” and the second relates to modifications and extra work arising from differing site soil conditions. The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were recently concluded. The site soil conditions issue was the subject of hearings in November 2002 on both schedule and cost issues. There are no monetary cross-claims by PA in the arbitration. Recent events in Venezuela are having a significant impact on the progress of the project. In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the recent national strike, and a change order in the approximate amount of $300 million has been submitted to PA. Force majeure incidents occurring prior to the national strike were the subject of arbitration hearings on October 5 through 10, 2003.

The arbitration panel, pursuant to agreement and by order, has extended the completion date of the project to January 9, 2004 pending completion of the site soils conditions issues. The first award is anticipated during the first quarter of 2004. In the event that the arbitration panel does not issue its award prior to January 2, 2004, a further interim order is anticipated to be issued by the panel which would extend the completion date. In addition, the client has conditionally accepted responsibility relating to the soil conditions and certain incurred costs have been paid. Substantial additional costs are expected to be incurred as the project progresses and resolution of outstanding issues concerning the total costs to be reimbursed under the soil conditions change order are yet to be determined. The amount of the claim for site soil conditions is $159 million, $28 million of which has been conditionally paid by the client. The company is accounting for the additional costs incurred for the soil conditions matter as additional revenue as payments are received. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter. Incurred costs associated with Acta Convenio and soil conditions, the recent national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of September 30, 2003, the company’s share of incurred costs amounting to $139.5 million has been deferred. If costs relating to Acta Convenio, soil conditions, the recent national strike or other claims are determined to be not fully recoverable, the company could face reduced profits or losses on this project, along with lower levels of cash and additional borrowings. The project remains subject to future disruptions that could result in additional costs and claims.

New awards for the three and nine months ended September 30, 2003 were $397.9 million and $2,934.1 million compared with $438.9 million and $1,594.4 million for the 2002 comparison periods. Included in new awards for the nine months ended September 30, 2003 is the Tengizchevroil (“TCO”) project, a major oil and gas development program in Kazakhstan, and a construction management project led by ExxonMobil. These project awards were previously announced in the first and second quarters, respectively. Backlog at September 30, 2003 was $3,349.2 million compared with $2,842.3 million at September 30, 2002.

INDUSTRIAL & INFRASTRUCTURE

Revenues and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

$ in millions	2003	2002	2003	2002

Revenues	$663.7	$599.0	$1,985.5	$1,755.9
Operating profit	18.4	19.7	44.9	29.8

Beginning in the first quarter of 2003, the Industrial & Infrastructure segment includes downstream bulk and specialty chemicals projects formerly reported in Energy & Chemicals. All prior periods have been restated to reflect this change.

Revenues for the third quarter increased 11 percent compared with the 2002 period. Operating profit as a percentage of revenues declined in the third quarter of 2003 compared with the prior comparable quarter due to a greater proportion of construction management projects in the mix of work, which contributed lower operating margins due to the overall reduced risks in performing these services.

Operating profit for the 2003 and 2002 periods also include provisions in the results. The nine months ended September 30, 2003 includes a pre-tax provision of $7.4 million, which was recognized in the second quarter for the permanent impairment in the value of an equity investment in an Australian magnesium smelter. Earnings for the nine months ended September 30, 2002 were impacted in the second quarter by $26 million in dispute resolution provisions. The major portion of this provision related to an unfavorable arbitration ruling on the Verde Gold project in Chile.

New awards for the three and nine months ended September 30, 2003 were $696.2 million and $2,075.3 million, respectively, compared with $1,088.7 million and $2,577.3 million for the 2002 comparison periods. Included in new awards for the third quarter of 2002 was the SH130 transportation project in Texas.

During the third quarter of 2003, the company removed three major projects from backlog, totaling approximately $750 million, which had been booked over the last two years. One is a mining project put on hold due to ongoing financing issues. The remaining two are in the commercial sector where rising insurance costs and mounting long-term liability issues led the company to withdraw from the projects. Backlog at September 30, 2003 was $3,451.0 million compared to $4,041.9 million a year ago.

POWER

Revenues and operating profit for the Power segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

$ in millions	2003	2002	2003	2002

Revenues	$263.7	$497.9	$604.4	$1,830.6
Operating profit	20.7	30.2	59.8	87.3

Revenues declined in the third quarter compared with a year ago reflecting the continuing decrease in procurement and construction activity. Operating profit margins remain strong as projects are completed. As a percent of revenues, operating profit margin for the three months ended September 30, 2003 was 7.9 percent compared with 6.1 percent in the three months ended September 30, 2002.

On July 9, 2003, the company jointly announced with Duke Energy Corporation the decision to terminate the Duke/Fluor Daniel partnership (“D/FD”) as a result of the significant decline in the construction of new power plants. A joint plan among the partners is being developed to dissolve the business over the next two years. The dissolution is not expected to have a material impact on results of operations or financial position of the company. The company will continue to identify power generation opportunities and any prospective projects will be performed 100 percent by Fluor.

New awards for the third quarter of 2003 was $210 million and consists primarily of the recently announced 620-megawatt power generation facility for Brazos Electric Cooperative, Inc. in Jacksboro, Texas. This is the first major power project awarded to Fluor since the D/FD dissolution announcement.

GLOBAL SERVICES

Revenues and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

$ in millions	2003	2002	2003	2002

Revenues	$235.1	$202.7	$824.2	$725.0
Operating profit	18.9	25.5	69.1	70.5

Revenues for the three and nine months ended September 30, 2003 increased 16 percent and 14 percent, respectively, compared with the prior year periods. The increase is due primarily to the addition of Plant Performance Services (“P2S”), which was acquired late in the first quarter. Revenues for P2S for the third quarter of 2003 were $36.9 million and revenues from the date of acquisition to September 30, 2003 were $106.9 million.

Operating profit for the third quarter of 2003 decreased as a result of competitive pressure on operating margin in the Operations & Maintenance business and a decline in construction-related support services in the oil & gas and power industries.

New awards and backlog for Global Services reflects Operations and Maintenance activities. The equipment, temporary staffing and global sourcing and procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. New awards for the three and nine months ended September 30, 2003 were $266.3 million and $843.6 million, respectively, compared with $82.5 million and $918.2 million in the 2002 comparable periods. New awards for the third quarter of 2003 reflects Operations & Maintenance work, which includes several new site management and small capital projects. Backlog at September 30, 2003 was $1,619.2 million compared with $1,636.9 million at September 30, 2002.

GOVERNMENT

Revenues and operating profit for the Government segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

$ in millions	2003	2002	2003	2002

Revenues	$403.3	$274.4	$1,088.7	$697.8
Operating profit	11.8	11.8	32.4	23.0

Revenues for the third quarter increased significantly from the third quarter a year ago. The increase is attributable to improved performance on two major projects and results from Del-Jen, which was acquired in the first quarter of 2003. Revenues for Del-Jen for the three months ended September 30, 2003 were $41.2 million and revenues from the date of acquisition to September 30, 2003 were $95.5 million. Operating profit for the third quarter of 2003 was also positively impacted by improved performance on two major projects and Del-Jen results. However, costs associated with considerable proposal activity offset this improvement and operating profit for the quarter remained level with the same period last year.

Total assets at September 30, 2003 were $248.2 million compared with $128.6 million at December 31, 2002. The increase is primarily attributable to the acquisition of Del-Jen with total assets of $54.4 million as of September 30, 2003. In addition, the company has unbilled fees totaling $32.9 million related to the Fernald project. The project has moved into the closeout stage and contract terms provide that a portion of the earned fees will not be billed until project completion in 2007. Deferred fees recognized in revenue in the three and nine months ended September 30, 2003 were $5.1 million and $15.5 million, respectively, compared with $5.8 million and $4.5 million in the 2002 comparison periods. Included in the nine months ended September 30, 2002 was an adjustment related to the re-baselining of the Fernald project.

New awards for the three and nine months ended September 30, 2003 were $1,165.9 million and $1,454.2 million, respectively, compared with $845.7 million and $1,024.7 million in the 2002 comparison periods. New awards for the third quarter of 2003 includes the annual renewal of two major DOE projects, a number of projects for Del-Jen and additional scope related to the Ford Island project for the U.S. Navy. Backlog at September 30, 2003 increased 36 percent to $1,319.8 million from $973.2 million in the third quarter of last year.

OTHER

Corporate general and administrative expense for the three and nine months ended September 30, 2003 was $33.5 million and $101.6 million, respectively, compared with $43.2 million and $108.3 million in the 2002 comparison periods. Included in the three and nine months ended September 30, 2002 was an impairment charge of $9.4 million related to an investment in The Beacon Group Energy Investment Fund, L.P. Net interest income for the three and nine months ended September 30, 2003 was $1.1 million and $2.1 million, respectively, compared with $2.0 million and $4.4 million for the three and nine months ended September 30, 2002. Interest expense in the three and nine months ended September 30, 2003 includes interest on debt recognized as a result of the consolidation of entities that own certain engineering office facilities (see discussion of the Cumulative Effect of Change in Accounting Principle below.)

The effective tax rate on the company’s continuing operations for the three months ended September 30, 2003 was 32.2 percent. The tax rate expected for the remainder of the year is projected to be approximately 32.5 percent.

MATTERS IN DISPUTE RESOLUTION

As of September 30, 2003, several matters on certain completed projects are in the dispute resolution process. The following discussion provides a background and current status of these matters:

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

The second phase of the arbitration was heard in September 2003. A decision is expected in the second quarter of 2004. The company anticipates that any liability arising from proceedings under either the first or the second phase of arbitration, regardless of the outcome of the appeal, will be covered by available insurance.

Fluor Daniel Intercontinental and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel Intercontinental and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision is expected in the second quarter of 2004.

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

On December 12, 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. The lien action remains stayed pending completion of the arbitration of D/FD’s claims against DIG and DIG’s claims against D/FD. An arbitration panel has been appointed and the arbitration will likely proceed in 2004.

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

Hamaca Crude Upgrader

Discussion of the status of the Hamaca project is included above under Oil & Gas.

DISCONTINUED OPERATIONS

The company completed the disposal of discontinued operations with the sale of the last equipment dealership operation during the second quarter of 2003. The company received cash proceeds of $31.9 million, which approximated the carrying value of the dealership. In the first quarter of 2003, the company recorded an after-tax impairment provision of $13.5 million, which included adjustments to deferred taxes, to recognize deterioration in the fair value of the operation due to severely depressed conditions in the equipment rental industry.

No operating results were reported for discontinued operations in the three months ended September 30, 2003 as discontinued operations activity was concluded in the second quarter.

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

The company recognized an after-tax provision of $10.4 million for the cumulative effect of a change in accounting principle in the first quarter of 2003. The provision consists of the after-tax cumulative difference of rent expense previously recognized, compared with depreciation expense on the facilities and interest expense on the underlying financing, from inception of the leases through December 31, 2002. At September 30, 2003, Property, Plant and Equipment and long term debt included $107.8 million and $126.7 million, respectively, related to the consolidation of these entities. The long-term debt provides for interest only payments at interest rates based on a reference rate (LIBOR for the Aliso Viejo facility and Canadian banker’s acceptance for the Calgary facility) plus a margin. Maturity on the debt coincides with the term of the leases, which expire in 2004 for facilities in Aliso Viejo and 2006 for facilities in Calgary. Rent payments are equal to the debt service on the underlying financing.

FINANCIAL POSITION AND LIQUIDITY

During the first nine months of 2003, cash was reduced significantly primarily due to cash paid to fund work performed on contracts and in connection with two niche acquisitions. This reduction was partially offset by the receipt of cash proceeds from the sale of the last remaining equipment dealership operation and proceeds from insurance recoveries on the Murrin Murrin project in the nine months ended September 30, 2003.

In the nine months ended September 30, 2003, cash used by operating activities was $143.6 million as the significant increase in operating assets and liabilities more than offset cash provided from other earnings sources. The Oil & Gas segment experienced a significant increase in contract work in progress and reduction in client advances due in large part to costs incurred related to contract performance on the Hamaca project in Venezuela. A significant portion of these amounts result from incurred costs relating to change orders that are in the dispute resolution process. At September 30, 2003, the company has deferred its share of these costs amounting to $139.5 million. Also contributing to the use of cash was a reduction of $135.8 million in advances from Duke/Fluor Daniel as several power projects were completed and advance payments previously received from clients for those projects was expended. The work-off of power projects coupled with the significant reduction in new power industry awards is expected to continue in the near term future and could further reduce Duke/Fluor Daniel advances in the range of $50 million to

$100 million by the end of 2003. Cash was also utilized to provide operating liquidity amounting to approximately $46 million for Plant Performance Services from the date of acquisition to September 30, 2003. Contributing to cash provided from operating activities was proceeds from insurance recoveries relating to the Murrin Murrin project totaling $67.4 million that were received during the second and third quarters of 2003. The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects.

In the nine months ended September 30, 2002, cash provided by operating activities was $243.7 million. In addition to cash generated from earnings sources, cash was provided from changes in operating assets and liabilities through reduction of accounts receivable and work in progress, and increases in accounts payable, partially offset by a reduction in advance billings on contracts including $168.4 million in advances from Duke/Fluor Daniel.

Cash used in investing activities in the nine months ended September 30, 2003 included $54.5 million for two niche acquisitions. Del-Jen, a provider of outsourcing services to the US Government was purchased for $33.3 million in cash and Plant Performance Services, a provider of specialty operations and maintenance services was purchased for $21.2 million in cash during the first quarter of 2003. The sale in the second quarter of 2003 of the last remaining AMECO dealership operation resulted in proceeds of $31.9 million.

During the nine months ended September 30, 2002, $51.0 million in proceeds was generated from the sale of discontinued equipment operations. In addition, discontinued operations generated $47.6 million in the nine-month period from the liquidation sale of equipment at one dealership, AMECO operations in Argentina and Peru and other discontinued operations disposals.

Cash utilized by financing activities primarily relates to payment of dividends ($0.48 per share) in both the nine months ended September 30, 2003 and 2002. In 2002 cash of $25.1 million was utilized to pay off short-term debt.

Liquidity is provided by cash generated from operations, customer advances on contracts in progress and access to financial markets. As customer advances are reduced through use in project execution and not replaced by advances on new projects, the company’s cash position will be reduced. Cash is also required and is being provided to fund work performed on the Hamaca project in Venezuela. This project is incurring significant costs for work relating to change orders that are subject to arbitration proceedings. The requirements for operating liquidity could result in the need for short-term borrowings. The company has $290 million in unutilized commercial paper back-up lines of credit. In addition, the company has a shelf registration statement for the issuance of up to $300 million in debt. For the next 12 months, cash generated from operations supplemented by borrowings under credit facilities or the issuance of debt securities are expected to be sufficient to fund operations.

Off-Balance Sheet Arrangements

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $441 million in short-term committed and $254 million in uncommitted credit lines to support letters of credit. Letters of credit are issued in the ordinary course of business to clients to support advance payments, in lieu of retention, as performance guarantees for projects and certain other corporate purposes. Primarily as a result of the company’s strong credit standing which provides the availability of letters of credit capacity, retainage on engineering and construction contracts is minimal. The company also posts surety bonds to guarantee its performance on contracts. On October 22, 2003, Fitch Ratings affirmed the company’s ‘A’ rating on its senior unsecured debt and senior unsecured bank facilities. In addition, Fitch Ratings affirmed the company’s ‘F1’ commercial paper rating.

As of September 30, 2003, no material changes have occurred with regard to the company’s commercial commitments and contractual obligations as disclosed in the company’s December 31, 2002 annual report on Form 10-K.

The company has agreed to make available certain letter of credit capacity to ICA Fluor Daniel for their projects. Additional Fluor support may be required as a result of the financial condition of Fluor’s partner.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the third party for work performed in the ordinary course of contract execution.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. The company was not obligated for any material financial guarantees of the debt of third parties as of September 30, 2003.

As of September 30, 2003, no material changes to financial or performance assurances to clients have occurred since the filing of the company’s December 31, 2002 annual report on Form 10-K.

Financial Instruments

The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At September 30, 2003, the company had forward foreign exchange contracts of less than 18 months duration to exchange principally; Euros, British pounds, Canadian dollars and South African rand for U.S. dollars. The total gross notional amount of these contracts at September 30, 2003 was $5.1 million representing forward contracts to purchase foreign currency.

In the nine months ended September 30, 2003, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. Most of these unrealized gains relate to cash balances held in currencies other than the U.S. dollar.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). To maintain a cost-effective controls structure, management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can only provide reasonable assurance that our management’s control objectives are met. In addition, the design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future events, no matter how remote.

Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the company that is required to be included in our periodic SEC reports.

There were no significant changes to our internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the Evaluation Date. Since there were no significant deficiencies or material weaknesses identified in our internal controls, we did not take any corrective actions.

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
Three and Nine Months Ended September 30, 2003 and 2002

UNAUDITED

	Three Months Ended
	September 30

$ in millions	2003	2002

Backlog — beginning of period	$10,463.1	$10,885.2
New awards	2,736.3	2,486.2
Adjustments and cancellations, net	(816.2)	(110.1)
Work performed	(2,079.4)	(2,409.3)

Backlog — end of period	$10,303.8	$10,852.0

	Nine Months Ended
	September 30

$ in millions	2003	2002

Backlog — beginning of period	$9,709.1	$11,505.5
New awards	7,622.6	7,060.4
Adjustments and cancellations, net	(708.3)	(342.6)
Work performed	(6,319.6)	(7,371.3)

Backlog — end of period	$10,303.8	$10,852.0

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

Current Report on Form 8-K dated July 29, 2003, furnishing a copy of Fluor Corporation’s press release announcing its financial results for the quarter ended June 30, 2003, under Items 7 and 9 (pursuant to Item 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date: November 14, 2003	/s/ D. Michael Steuert

D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date: November 14, 2003	/s/ V. L. Prechtl

V. L. Prechtl
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(3)

10.3	Employment Agreement, dated as of July 1, 1998, between Fluor Corporation and Philip J. Carroll (1)

10.4	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.5	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (2)

10.6	Fluor Corporation 2000 Executive Performance Incentive Plan (3)

10.7	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (3)

10.8	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (4)

10.9	Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002 (2)

10.10	Directors’ Life Insurance Summary(1)

10.11	Fluor Executives’ Supplemental Benefit Plan (1)

10.12	Fluor Corporation Retirement Plan for Outside Directors (1)

10.13	Executive Severance Plan (2)

10.14	2001 Key Employee Performance Incentive Plan (4)

10.15	2001 Fluor Stock Appreciation Rights Plan (4)

10.16	Fluor Corporation 2003 Executive Performance Incentive Plan (2)

31.1	Certification of Chief Executive Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer of Fluor Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, filed on March 21, 2002 and incorporated herein by reference.