Form 10-K
period 2003-12-31
FLUOR CORP
filed 2004-03-15
CIK 1124198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     Based upon the closing price of the registrant’s common stock as of June 30, 2003, the aggregate market value of the common stock held by non-affiliates was $2,772,295,010.

     As of March 3, 2004, there were 83,025,390 shares of Fluor common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on April 28, 2004, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2003.

FLUOR CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2003

i

      From time to time, Fluor® Corporation makes certain comments and disclosures in reports and statements, including this report, or statements made by its officers or directors that are not based on historical facts and which may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements, including disclosures which use words such as the company “believes,” “anticipates,” “expects,” “estimates” and similar statements, are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations.

      Any forward-looking statements that we may make are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. Any forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements. As a result, the reader is cautioned not to rely on these forward-looking statements. In addition, any forward-looking statements should be considered in context with the various disclosures made by us about our businesses, including without limitation the risk factors more specifically described below in Item 1. Business, under the heading “Company Risk Factors.”

      Except as the context otherwise requires, the terms “Fluor” or the “Registrant” as used herein are references to Fluor Corporation and its predecessors and references to the “company”, “we”, “us”, or “our” as used herein shall include Fluor Corporation, its consolidated subsidiaries and divisions.

PART I

Item 1.	Business

      Fluor Corporation was incorporated in Delaware on September 11, 2000 prior to a reverse spin-off transaction which separated us from our coal business which now operates as Massey Energy Company. However, through various of our predecessors, we have been in business for more than 100 years. Our executive offices are located at One Enterprise Drive, Aliso Viejo, California 92656, telephone number (949) 349-2000.

      The company itself is basically a holding company which owns the stock of a number of subsidiaries. It is through these subsidiaries that we perform our business. We operate globally, with offices in 25 countries across six continents. We define our business as providing engineering, procurement, construction and maintenance services. We serve a diverse set of industries ranging from oil and gas to power to industrial clients to the U.S. federal government. We also perform operations and maintenance activities for major industrial clients.

      The company provides professional services on a global basis in the fields of engineering, procurement, construction and maintenance. During the first quarter of 2003, the company realigned certain operations to increase focus on the chemicals market. Projects in this market were formerly in the Energy & Chemicals segment and will now be executed and reported in the Industrial & Infrastructure segment. The Energy & Chemicals segment was renamed Oil & Gas and all prior periods have been restated to reflect this change.

      We are aligned into five principal operating segments (each, a “segment”). The five segments are Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. Fluor Constructors International, Inc. which is organized and operates separately from our business segments, provides unionized management, construction and management services in the United States and Canada, both independently and as a subcontractor on projects to our segments.

      A summary of our operations and activities by business segment and geographical area is set forth below.

Oil & Gas

      The Oil & Gas segment is an integrated service provider offering a full range of design, engineering, procurement, construction and project management services to a broad spectrum of energy-related industries.

We serve a number of specific industries which include upstream oil and gas production, and downstream refining and integrated petrochemicals. Our role in each project can vary, but may involve us providing front-end engineering, program management and final design services, construction management services, self-perform construction, or oversight of other contractors and the responsibility for the procurement of labor, materials, equipment and subcontractors. Our typical projects include new facilities, upgrades and revamps of existing facilities, fire and explosion rebuilds, expansions for refineries, pipeline and offshore facility installations, gas field and oil sands development, and Liquified Natural Gas projects.

Industrial & Infrastructure

      The Industrial & Infrastructure segment provides design, engineering, procurement and construction services to the manufacturing, life sciences, commercial and institutional, chemicals, mining, microelectronics, telecommunications and transportation sectors. We provide our clients with the resources of architecture, industrial design, engineering, construction, construction management and commissioning (including validation) for new construction and refurbishment of existing facilities. These projects often require state-of-the-art application of our client’s process and intellectual knowledge. We focus on providing our clients with solutions to reduce and contain costs, and to compress delivery schedules. By doing so, our clients are able to begin to use their facilities on a quicker, more cost efficient basis.

Government

      The Government segment is a leading provider of project management services to the United States government, particularly to the Department of Energy and the Department of Defense. This segment is presently providing environmental restoration, engineering, construction, site operations and maintenance services at two major Department of Energy project sites.

      We also provide engineering and construction services, as well as contingency operations support to the Departments of Defense, State and Transportation and to agencies such as the Federal Emergency Management Agency. Our contingency operations activities, which support military logistical and infrastructure needs around the world, are evidenced by our recent task orders for the U.S. Army Central Command to upgrade military facilities and electrical infrastructure in Iraq. In January 2003, we acquired Del-Jen, Inc., a leading provider of outsourced services to the federal government. Del-Jen provides operations and maintenance services at military bases and education and training services to the Department of Labor, particularly through its Job Corps programs. In November 2003, we acquired the International Division of J.A. Jones Construction Company, focusing on the Department of States’ embassy and consulate market. During fiscal 2003, we placed focus on successfully growing our Government business and we will continue to explore further growth and expansion opportunities in this segment.

Global Services

      The Global Services segment brings together a variety of customized service capabilities that complement and support our core businesses. Service areas within this segment include operations and maintenance activities, construction and maintenance site services and industrial fleet outsourcing, plant turnaround services, temporary staffing, materials and subcontract procurement, and construction-related support. These markets are largely driven by the growing demand from clients to outsource non-core services. Global Services’ activities in the operations and maintenance markets include providing facility management, maintenance, operations and asset management services to the oil and gas, chemicals and life sciences, fossil and nuclear power, and manufacturing industries. We are a leading supplier of integrated facility management services, including on-site maintenance and operation support services. In March 2003, we acquired five specialty operations and maintenance business groups from Philip Services Corporation. The acquired business groups provide operations and maintenance to domestic industrial facilities, particularly in the oil and gas, refining, chemicals, petrochemicals and power generation industries.

      We also provide Site Services and Fleet Outsourcing through our American Equipment Company, Inc. (“AMECO”) subsidiary. AMECO provides integrated construction equipment, tool and fleet outsourcing solutions on a global basis for construction projects and plant sites. With locations throughout North and South America, AMECO supports some of the largest construction projects and plant locations in the world.

We serve the temporary staffing market through our TRS Staffing Solutions (“TRS”) subsidiary. TRS is a global enterprise of staffing specialists that provide clients with recruiting and placement of temporary, contract and direct hire technical professionals. Our construction and global sourcing and supply organizations provide global resources, processes and technology, market knowledge and experience, and volume-leveraged pricing to the company and third parties.

Power

      In the Power segment, we design and construct new power generation facilities, mostly in the fossil fuel power industry. We perform a full range of services, including engineering, procurement, construction, start-up, and maintenance. We also provide the design and installation of emissions equipment to comply with environmental guidelines. In addition, we have been successfully increasing the in-plant services we provide to the power market where, for example, we can assist clients in operational improvements, predictive and preventative maintenance and turbine fleet management. Previously, we performed the vast majority of our power work through our joint venture with Duke Energy. As the power market has cycled down over the past year from historical highs during 2001 and 2002, during fiscal 2003, we elected to discontinue this joint venture and will finish off the existing joint venture contracts. The Power segment also has responsibility for execution of our work in Mexico and Central America through ICA Fluor Daniel, a partnership between us and Grupo ICA.

Discontinued Coal Segment

      On November 30, 2000 (the “Distribution Date”), Fluor Corporation (“Old Fluor”), a corporation incorporated in Delaware in 1978 as successor in interest to a California corporation of the same name incorporated in 1924, announced that it had completed a reverse spin-off transaction where Old Fluor’s Coal segment, which previously operated under the name of A. T. Massey Coal Company, Inc. subsidiary, was separated from the other business segments of Old Fluor.

      The separation of the two companies was accomplished through a tax-free dividend (the “Distribution”) by Old Fluor of the company. As a result of the Distribution, we became a new entity comprised of all of Old Fluor’s business segments, other than those involving the Coal segment (the “New Fluor Businesses”). Old Fluor, the continuing entity consisting of the Coal segment of Old Fluor, changed its name to Massey Energy Company (“Massey”). As a result, two publicly-traded companies were created: Massey Energy Company, and a “new” Fluor Corporation which is the company that is the subject of this report. Massey Energy is a publicly-traded company that is listed on the New York Stock Exchange as “MEE”, and files its own reports with the Securities and Exchange Commission. Due to the relative significance of the New Fluor Businesses, the New Fluor Businesses have been treated as the “accounting successor” for financial reporting purposes, and the Coal segment has been classified by us as discontinued operations despite the legal form of the separation resulting from the Distribution.

Other Matters

     Backlog

      The following table sets forth the consolidated backlog of the Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power segments at December 31, 2003 and 2002.

	December 31,	December 31,
	2003	2002

	(In millions)
Oil & Gas	$3,420	$2,336
Industrial & Infrastructure	3,273	4,182
Government	1,488	795
Global Services	1,821	1,555
Power	605	841

Total	$10,607	$9,709

      The following table sets forth the consolidated backlog of the Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power segments at December 31, 2003 and 2002 by region.

	December 31,	December 31,
	2003	2002

	(In millions)
United States	$5,041	$5,608
Asia Pacific (Including Australia)	505	712
Europe, Africa and Middle East	3,871	1,570
The Americas	1,190	1,819

Total	$10,607	$9,709

      Approximately one-third of backlog will not be performed in 2004.

      For purposes of the preceding tables, the equipment, temporary staffing and global sourcing and procurement operations of our Global Services segment do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue.

      The dollar amount of the backlog is not necessarily indicative of our future earnings related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict with certainty the portion of our December 31, 2003 backlog estimated to be performed subsequent to 2004.

      For additional information with respect to our backlog, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, below.

Types of Contracts

      While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two groups of contracts: cost reimbursable, and guaranteed maximum and fixed price contracts. As of December 31, 2003, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	2003 Backlog

	(In millions)
Cost Reimbursable	60%	$6,332
Guaranteed Maximum and Fixed Price	40%	$4,275

      Under cost reimbursable contracts, the client reimburses our costs in developing a project and pays us a pre-determined fee or a fee based upon a percentage of the costs incurred in completing the project. Our profit may be in the form of a fee, a simple mark-up applied to labor costs incurred in the contract, or a combination of the two. The fee element may also vary. The fee may be an incentive fee based upon achieving certain performance factors, milestones or targets; it may be a fixed amount in the contract; or it may be based upon a percentage of the costs incurred.

      Guaranteed maximum price contracts or GMAX contracts are performed in a manner similar to cost reimbursable contracts except that the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. We can be responsible for some or all of the total cost of the project if the cost exceeds the guaranteed maximum price. Where the total cost is less than the negotiated guaranteed maximum price, we will receive the benefit of the cost savings based upon a negotiated agreement with the client.

      Fixed price contacts include both negotiated fixed-price contracts and lump sum contracts. Under negotiated fixed price contracts, we are selected as contractor first, and then we negotiate price with the client. These types of contracts generally occur where we commence work before a final price is agreed upon. Under lump sum contracts, we bid on a contract based upon specifications provided by the client against competitors, agreeing to develop a project at a fixed price. Another type of fixed price contract is a so-called unit price contract under which we are paid a set amount for every “unit” of work performed. In some fixed price contracts, we can benefit from some of the savings depending upon whether the client is willing to bear some of the risk if the actual cost exceeds the contract award. As a result, if we perform well, we can benefit from cost savings; however, if the project does not proceed as originally planned, we cannot recover for cost overruns except in certain limited situations. Under most lump sum contracts, however, because the price paid by the client is not subject to any adjustment based upon changes to the actual cost of the project, while we benefit from all cost savings, we also bear the risk of cost overruns. Thus, these types of contracts can offer greater profit potential if cost savings are realized but also contain more inherent risk.

      Our Government segment, as a prime contractor or a major subcontractor for a number of United States government programs, generally performs its services under cost reimbursable contracts although subject to applicable statutes and regulations. In many cases, these contracts include incentive-fee arrangements. The programs in question often take many years to complete and may be implemented by the award of many different contracts. Despite the fact that these programs are generally awarded on a multi-year basis, the funding for the programs is generally approved on an annual basis by Congress. The government is under no obligation to maintain funding at any specific level, or funds for a program may even be eliminated thereby significantly curtailing or stopping a program.

      Some of our government contracts are known as Indefinite Delivery Indefinite Quantity agreements. Under these arrangements, we work closely with the government to define the scope and amount of work required based upon an estimate of the maximum amount that the government desires to spend. While the scope is often not initially fully defined or require any specific amount of work, once the project scope is determined, additional work may be awarded to us without the need for further competitive bidding.

      Contracts and business with the government are also subject to a number of socio-economic and other requirements as well as certain procurement regulations. If a contractor fails to comply with the requirements and regulations, it could lead to suspension or even debarment from government contracting. Finally, government contracting and the continued funding of programs is also subject to a variety of factors beyond our control such as political developments both domestically and internationally, budget considerations and changes in procurement policies. Thus, many of our government contracts can be terminated at the discretion of the government generally with payment of compensation only for work and commitments made at the time of termination, along with an allowance for profit for work performed.

Competition

      We are one of the world’s larger providers of engineering, procurement and construction services. The markets served by our business are highly competitive and for the most part require substantial resources, particularly highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by the business, including the Bechtel Group, Inc., the Shaw Group, Jacobs Engineering Group, Kellogg Brown & Root, Washington Group International and Foster Wheeler Corp.

      In the engineering and construction arena, our competition is primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. Our engineering, procurement and construction business derives its competitive strength from our diversity, reputation for quality, technology, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage and ability to meet client requirements by performing construction on either a union or an open shop basis, ability to execute projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.

      The various markets served by the Global Services segment, while containing some similarities, tend also to have discrete issues particularly impacting that unit. Each of the markets we serve has a large number of companies competing in its markets. In the equipment sector, which operates in numerous markets, the equipment rental industry is highly fragmented and very competitive, with most competitors operating in specific geographic areas. The competition for larger capital project services is more narrow and limited to only those capable of providing comprehensive equipment, tool and management services. Temporary staffing is a highly fragmented market with over 1,000 companies competing nationally. The key competitive factors in this business line are price, service, quality, breadth of service, and the ability to retain qualified personnel and geographical coverage. The barriers to entry in operations and maintenance are both financially and logistically low with the result that the industry is highly fragmented with no single company being dominant. Competition is generally driven by reputation, price and the capacity to perform.

      Key competitive factors in our Government segment are primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner.

Raw Materials

      Raw Materials and the components necessary for the conduct of our businesses are generally available from numerous sources. We do not foresee any unavailability of raw materials and components that would have a material adverse effect on our businesses in the near term.

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

Environmental, Safety and Health Matters

      We believe, based upon present information available to us, that our accruals with respect to future environmental costs are adequate and any future costs will not have a material effect on our consolidated financial position, results of operations or liquidity. Some factors, however could result in additional expenditures or the provision of additional accruals in expectation of such expenditures. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.

Number of Employees

      The following table sets forth the number of employees of Fluor and its subsidiaries engaged in our continuing business segments as of December 31, 2003:

Total
Employees

Oil & Gas	4,832
Industrial & Infrastructure	3,228
Government	6,081
Global Services	11,925
Power	818
Other	2,127

TOTAL	29,011

      With respect to our total number of employees, as of December 31, 2003 we had approximately 17,564 salaried employees and 11,447 craft and hourly employees. The number of craft and hourly employees varies in relation to the number and size of projects we have in process at any particular time. In addition, during fiscal 2003, we had a reduction in the amount of direct hire hourly work which has resulted in a decrease in employment.

Available Information

      Our web site address is www.fluor.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on our “Investor Relations” portion of our website, http://investor.fluor.com/ Edgar.cfm, under the heading “SEC Filings.” These reports are available on our web site as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. These reports, and any amendments to them, are also available at the internet web site of the Securities and Exchange Commission, http://www.sec.gov.

Company Risk Factors

We bear the risk of cost overruns in approximately 40% of the dollar-value of our contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

      We conduct our business under various types of contractual arrangements. In terms of dollar-value, the majority of our contracts allocate the risk of cost overruns to our client by requiring our client to reimburse us for our costs. Approximately 40% of the dollar-value of our contracts, however, are guaranteed maximum or lump sum contracts, where we bear a significant portion of the risk for cost overruns. Under these fixed-price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or circumstances change, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

      As of December 31, 2003, our backlog was approximately $10.6 billion. We cannot guarantee that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, during our third quarter in fiscal 2003, three projects totaling approximately $750 million were removed from our backlog. One of the projects was cancelled and removed from our backlog as a result of financing difficulties; the other two projects were cancelled and removed from backlog as a result of our strategic decision to exit a particular market. These types of backlog reductions adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually receive.

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

      We engage in engineering and construction activities for large industrial facilities where design, construction or systems failures can result in substantial injury or damage to third parties. Any liability in excess of our insurance limits at locations engineered or constructed by us could result in significant liability claims against us, which claims may reduce our profits. In addition, if there is a customer dispute regarding our performance of project services, the customer may decide to delay or withhold payment to us. If we were ultimately unable to collect on these payments, our profits would be reduced. For example, in connection with disputes relating to our Hamaca Crude Upgrader Project, we had deferred approximately $179.6 million of incurred costs, as of December 31, 2003. If we fail to obtain a favorable judgment or are unable to collect on any awards from a favorable judgment in connection with the Hamaca disputes, our profits and financial condition could be materially and adversely affected.

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

      Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. As of December 31, 2003, approximately 52% of our projected backlog consisted of engineering and construction revenues to be derived from facilities to be constructed in other countries; we expect that a significant portion of our revenues and profits will continue to come from international projects for the foreseeable future.

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

      In addition, government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements. We must comply with these government regulations and requirements as well as various statutes related to employment practices, environmental protection, recordkeeping and accounting. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily suspended from government contracting or subcontracting. If one or more of our government contracts are terminated for any reason, or if we are suspended from government contract work, we could suffer a significant reduction in expected revenues. We also run the risk of the impact of government audits, investigations and proceedings, and so-called “qui tam” actions which, if an unfavorable result occurs, could impact our profits and financial condition, as well as our ability to obtain future government work.

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

      We serve markets that are highly competitive and in which a large number of multinational companies, such as the Bechtel Group, Inc., the Shaw Group, Jacobs Engineering Group, Kellogg Brown & Root, Washington Group International and Foster Wheeler Corp., compete. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

The success of our joint ventures depend on the satisfactory performance by our joint venture partners of their joint venture obligations. The failure of our joint venture partners to perform their joint venture obligations could impose on us additional financial and performance obligations that could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

      We enter into various joint ventures as part of our engineering, procurement and construction businesses, such as ICA/ Fluor Daniel, Duke/ Fluor Daniel and project specific joint ventures. The success of these and other joint ventures depend, in large part, on the satisfactory performance of our joint venture partners of their joint venture obligations. If our joint venture partners fail to satisfactorily perform their joint venture obligations as a result of financial or other difficulties, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

We could incur substantial tax liabilities if certain representations and warranties made by our predecessor-in-interest are inaccurate.

      Prior to the reverse spin-off involving our former coal segment, our predecessor-in-interest received a ruling from the Internal Revenue Service that the reverse spin-off qualified as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. The ruling was granted based upon certain representations made by our predecessor-in-interest. While we are not aware of any facts or circumstances that would cause those representations to be incorrect or incomplete, if those representations were inaccurate, it is possible that the ruling would no longer be valid. In such event, we could incur a significant corporate tax liability that could have a material adverse effect on our financial condition.

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

      We expect to continue to pursue select acquisitions of businesses. We cannot assure you that we will be able to locate suitable acquisitions or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Acquisitions may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced. We also may encounter difficulties integrating acquisitions and successfully managing the growth we expect to experience from these acquisitions.

Conversion of our outstanding convertible securities will dilute the ownership interests of our existing stockholders and could adversely affect the market price of our common stock.

      We may issue, from time to time, securities that are convertible into shares of our common stock. For example, we recently issued $330 million aggregate principal amount of our 1.50% Convertible Senior Notes due 2024, which are convertible into an aggregate of 5,898,750 shares of our common stock at the initial conversion price of $55.94. The conversion of these and other of our convertible securities into shares of our common stock will dilute the ownership interests of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion of these convertible securities could adversely affect prevailing market prices of our common stock. In addition, the existence of our 1.50% Convertible Senior Notes due

2024 could encourage short selling by market participants due to this dilution or to facilitate trading strategies involving the notes and our common stock.

Item 2.	Properties

Major Facilities

      Operations of Fluor and its subsidiaries are conducted in both owned and leased properties totaling approximately 7.0 million square feet. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the location and general character of the major existing facilities:

Location	Interest	Purpose

United States and Canada:
Aliso Viejo, California	Leased	Executive offices, general office and engineering
Calgary, Canada	Leased	Fluor Canada operations
Charlotte, North Carolina	Leased	Duke/ Fluor Daniel operations and J.A. Jones International operations
Cincinnati, Ohio	Leased	General office and engineering
Greenville, South Carolina	Owned and Leased	General office, engineering, AMECO operations and undeveloped land
Houston (Sugar Land), Texas	Owned and Leased	General office, engineering and undeveloped land
Richland, Washington	Leased	Government operations
Rumford, Rhode Island	Leased	Industrial & Infrastructure operations and general office
San Juan, Puerto Rico	Leased	General office and engineering
Tucson, Arizona	Leased	General office and engineering
Vancouver, Canada	Leased	General office and engineering
The Americas:
Caracas, Venezuela	Leased	General office and engineering
Mexico City, Mexico	Leased	ICA Fluor Daniel operations
Santiago, Chile	Owned	Fluor Chile operations
Europe, Africa and Middle East:
Al Khobar, Saudi Arabia (Dhahran area)	Owned	Fluor Arabia operations
Asturias, Spain	Owned	Fluor Spain operations
Camberley, England	Owned and Leased	Fluor Limited operations
Gliwice, Poland	Owned	General office and engineering
Haarlem, Netherlands	Owned and Leased	General office and engineering
Sandton, South Africa	Leased	Fluor South Africa operations
Asia and Asia Pacific:
Jakarta, Indonesia	Leased	Fluor Daniel Eastern, Inc. operations
Manila, Philippines	Owned	Fluor Daniel Inc. Philippines operations
Melbourne, Australia	Leased	Fluor Australia operations
New Dehli, India	Leased	Fluor Daniel India Private Ltd. operations
Perth, Australia	Leased	Fluor Australia operations

Item 3.	Legal Proceedings

      Fluor and its subsidiaries, as part of their normal business activities, are parties to a number of legal proceedings and other matters in various stages of development. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material adverse effect upon the consolidated financial position, or the results of operations of the company, after giving effect to provisions already recorded.

      In addition to the matters described above, we are involved in disputes with respect to the Hamaca Crude Upgrader Project located in Jose, Venezuela. We are part of a joint venture which is actively proceeding on a number of issues under binding arbitration to recover certain costs we have incurred with respect to this project. For additional information on the Hamaca disputes and certain other matters in dispute, see the section entitled “Matters in Dispute Resolution” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, below.

Item 4.	Submission of Matters to a Vote of Security Holders

      The company did not submit any matters to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on The New York Stock Exchange under the symbol “FLR.” The following table sets forth for the quarters indicated the high and low sales prices of our common stock, as reported in the Consolidated Transactions Reporting System, and the cash dividends paid per share of common stock.

	Common Stock
	Price Range
			Dividends
	High	Low	Per Share

Year Ended December 31, 2003
Fourth Quarter	$40.54	$34.60	$0.16
Third Quarter	$37.83	$32.80	$0.16
Second Quarter	$36.48	$33.20	$0.16
First Quarter	$34.99	$27.18	$0.16
Year Ended December 31, 2002
Fourth Quarter	$28.42	$20.94	$0.16
Third Quarter	$37.66	$24.00	$0.16
Second Quarter	$44.57	$35.46	$0.16
First Quarter	$43.91	$29.59	$0.16

      For each of the four quarters for the years ended December 31, 2003 and 2002, we have paid a $0.16 per share cash dividend. We expect to pay comparable dividends in the future. However, any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our board of directors may deem relevant. See “Risk Factors.”

      At March 3, 2004, there were 83,025,390 shares outstanding and approximately 10,489 shareholders of record of the company’s common stock.

      Additional information required by this item regarding our equity compensation plans as of December 31, 2003 is included under the subheading “Equity Compensation Plan Information” on page 27 of our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our fiscal year, and which information is incorporated herein by reference.

Item 6.	Selected Financial Data

      The following table presents selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Form 10-K. Amounts are expressed in millions, except for per share information:

				Year Ended
	Year Ended December 31,			October 31,

	2003	2002	2001	2000	1999

CONSOLIDATED OPERATING RESULTS
Revenues	$8,805.7	$9,959.0	$8,972.2	$9,422.9	$10,752.3
Earnings from continuing operations before taxes	268.0	260.5	185.3	164.3	88.7
Earnings from continuing operations	179.5	170.0	127.8	116.3	38.2
Earnings (loss) from discontinued operations	(11.6)	(6.4)	(108.4)	7.7	66.0
Cumulative effect of change in accounting principle	(10.4)	—	—	—	—
Net earnings	157.5	163.6	19.4	124.0	104.2
Basic earnings (loss) per share
Continuing operations	2.25	2.14	1.64	1.55	0.51
Discontinued operations	(0.15)	(0.08)	(1.39)	0.10	0.87
Cumulative effect of change in accounting principle	(0.13)	—	—	—	—

Net earnings	1.97	2.06	0.25	1.65	1.38
Diluted earnings (loss) per share
Continuing operations	2.23	2.13	1.61	1.52	0.50
Discontinued operations	(0.15)	(0.08)	(1.36)	0.10	0.87
Cumulative effect of change in accounting principle	(0.13)	—	—	—	—

Net earnings	1.95	2.05	0.25	1.62	1.37
Return on average shareholders’ equity	16.2%	19.4%	2.6%	7.7%	6.8%
Cash dividends per common share	0.64	0.64	0.64	1.00	0.80
CONSOLIDATED FINANCIAL POSITION
Current assets	$2,213.6	$1,924.1	$1,851.3	$1,318.3	$1,391.1
Current liabilities	1,829.1	1,756.2	1,862.7	1,570.3	1,834.2

Working capital	384.5	167.9	(11.4)	(252.0)	(443.1)
Property, plant and equipment, net	569.5	467.0	508.1	570.8	514.7
Total assets	3,449.5	3,142.2	3,142.5	4,958.4	4,886.1
Capitalization
Short-term debt */**	221.5	—	38.4	88.7	20.7
Long-term debt **	44.6	17.6	17.6	17.6	17.5
Shareholders’ equity	1,081.5	883.9	789.3	1,609.2	1,581.4

Total capitalization	1,347.6	901.5	845.3	1,715.5	1,619.7
Total debt as a percent of total capitalization	19.7%	2.0%	6.6%	6.2%	2.4%
Shareholders’ equity per common share	13.17	11.02	9.85	21.25	20.80
Common shares outstanding at period end	82.1	80.2	80.1	75.7	76.0
OTHER DATA
New awards	$9,976.0	$8,596.8	$10,766.6	$9,644.2	$6,789.4
Backlog at year end	10,607.1	9,709.1	11,505.5	10,012.2	9,142.0
Capital expenditures — continuing operations	79.2	63.0	148.4	156.2	140.6
Cash provided by (used in) operating activities	(300.5)	195.7	621.8	186.1	572.6

*	Includes commercial paper, loan notes, miscellaneous trade notes payable and the current portion of long-term debt.

**	December 31, 2003 includes $127.0 million in debt ($100.0 million in short-term and $27.0 million in long-term) from the consolidation of variable interest entities as prescribed by FASB Interpretation No. 46.

     In November 2000, a spin-off distribution to shareholders was effected which separated then existing Fluor Corporation into two publicly traded companies — new Fluor (“Fluor” or the “company”) and Massey Energy Company (“Massey”). Massey’s results of operations for all periods prior to the spin-off are presented as discontinued operations.

     In September 2001, the company adopted a plan to dispose of certain non-core construction equipment and temporary staffing businesses. The assets and liabilities (including debt) and results of operations of Massey and the non-core businesses for all periods presented have been reclassified and are presented as discontinued operations. In addition, the company changed to a calendar-year basis of reporting financial results in connection with the spin-off.

     See Management’s Discussion and Analysis on pages 14 to 28 and Notes to Consolidated Financial Statements on pages F-6 to F-34 for information relating to significant items affecting the results of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes. For purposes of reviewing this document, “operating profit” is calculated as revenues less cost of revenues excluding: corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; other non-operating income and expense items; earnings or loss from discontinued operations; and cumulative effect of change in accounting principle.

      The company reports financial results on a calendar-year basis for all periods subsequent to December 31, 2000.

Accounting Pronouncements

      Following is a discussion of the impact of recent accounting and financial reporting pronouncements that have been applied in the preparation of the company’s consolidated financial statements and accompanying notes. This information is provided to assist in an understanding of the impact such changes have had on the company’s financial reporting.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Under SFAS 144, a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company and, (ii) the company will not have any significant continuing involvement in such operations. In the quarter ended September 30, 2001, the company adopted the provisions of SFAS 144 effective January 1, 2001.

      In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and temporary staffing businesses. An active program to consummate such disposal was completed in 2003 with the disposition of the last remaining operation in the construction equipment business. The operating results for discontinued operations are discussed later in this Management’s Discussion and Analysis.

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. These statements were effective for the company’s calendar year 2002. Under the new rules, goodwill is no longer amortized, but is subject to annual impairment tests. During 2003, the company completed its annual goodwill impairment tests in the first quarter and has determined that none of the goodwill is impaired. Application of the non-amortization provisions resulted in an increase in earnings from continuing operations of $3.4 million ($0.04 per diluted share) in 2002 and 2003 compared with 2001.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Application of this statement did not have a significant effect on the company’s consolidated results of operations or financial position in 2003.

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 expands on the accounting and disclosure requirements under existing accounting standards. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation. Disclosures required by the Interpretation are provided below in the Financial Position and Liquidity section of this Management’s Discussion and Analysis and in the footnotes to the accompanying financial statements. The accounting requirements of the Interpretation are applicable to transactions entered into beginning January 1, 2003. Application of this Interpretation did not have a significant effect on the company’s consolidated results of operations or financial position in 2003.

      In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (FIN 46-R). FIN 46-R provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

      Certain of the company’s engineering office facilities are leased through arrangements involving variable interest entities. Beginning in 2003, the company now consolidates these entities in its financial statements as prescribed by FIN 46-R. At December 31, 2003, the effect of this consolidation resulted in an increase of $100 million and $27 million in reported short-term and long-term debt, respectively, and an increase in Property, Plant and Equipment of $107 million. None of the terms of the leasing arrangements or the company’s obligations as a lessee were impacted by this change in accounting. The cumulative impact of the difference in earnings, amounting to a charge of $10.4 million net of tax, relating to prior years was reported in the first quarter of 2003 as the cumulative effect of a change in accounting principle. The company may also use variable interest entities from time to time to facilitate financing of various projects. There are no such financing entities in use at the present time.

      Contracts that are executed jointly through partnerships and joint ventures are proportionally consolidated in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures” (EITF 00-01) and Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (SOP 81-1) issued by the American Institute of Certified Public Accountants. The company evaluates the applicability of FIN 46-R to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards.

      In April 2003 the FASB issued Statement of Financial Accounting Standard No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The adoption of the provisions of SFAS 149 did not have a material effect on the company’s consolidated financial statements.

      On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS 150 did not have a material effect on the company’s consolidated financial statements.

Discussion of Critical Accounting Policies

      The company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The company’s significant accounting policies are described in notes accompanying the consolidated financial statements. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements apply the following critical accounting policies.

      Engineering and Construction Contracts. Engineering and construction contract revenues are recognized on the percentage-of-completion method based on contract costs incurred to date compared with total estimated contract costs. This method of revenue recognition requires the company to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor costs and productivity, the impact of change orders, liability claims, contract disputes, or achievement of contractual performance standards. Changes in total estimated contract costs and losses, if any, are recognized in the period they are determined. The majority of the company’s engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. In the highly competitive markets served by the company, there is an increasing trend for cost-reimbursable contracts with incentive-fee arrangements. As of December 31, 2003, approximately 60 percent of the company’s backlog was cost reimbursable while approximately 40 percent was for guaranteed maximum, fixed or unit price contracts. In certain instances, the company has provided guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues realized from the project.

      Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made certain claims against clients for costs. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of the impact on contract price. Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. Although backlog reflects business that is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and costs, both upward and downward.

      Engineering and Construction Partnerships and Joint Ventures. Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company accounts for its interests in the operations of these ventures on a proportional consolidation basis. Under this method of accounting, the company consolidates its proportional share of venture revenues, costs and operating profits in the consolidated statement of earnings and generally uses the one-line equity method of accounting in the consolidated balance sheet. The most significant application of the proportional consolidation method is in the Power segment. This segment includes Duke/ Fluor Daniel and ICA Fluor Daniel.

      The company’s accounting for project specific joint venture or consortium arrangements is closely integrated with the accounting for the underlying engineering and construction project for which the joint venture was established. The company engages in project specific joint venture or consortium arrangements in the ordinary course of business to share risks and/or to secure specialty skills required for project execution. Frequently, these arrangements are characterized by a 50 percent or less ownership or participation interest that requires only a small initial investment. Execution of a project is generally the single business purpose of these joint venture arrangements. When the company is the primary contractor responsible for execution, the project is accounted for as part of normal operations and included in consolidated revenues using appropriate contract accounting principles.

      Foreign Currency. The company generally limits its exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. Under certain limited circumstances, such foreign currency payment provisions could be deemed embedded derivatives. As of December 31, 2003, 2002 and 2001, the company had no significant foreign currency arrangements that constitute embedded derivatives in any of its contracts. Managing foreign currency risk on projects requires estimates of future cash flows and judgments about the timing and distribution of expenditures of foreign currencies.

      The company generally uses forward exchange contracts to hedge foreign currency transactions where contract provisions do not contain foreign currency provisions or the transaction is for a non-contract-related expenditure. The objective of this activity is to hedge the foreign exchange currency risk due to changes in exchange rates for currencies in which anticipated future cash payments will be made. As of December 31, 2003, 2002 and 2001, the company did not have any significant forward exchange contracts. The company does not engage in currency speculation.

      In connection with the Hamaca Crude Upgrader Project located in Jose, Venezuela, the company has incurred foreign currency exposures and related translation losses due to weakness in the Venezuelan Bolivar compared with the U.S. dollar. See additional discussion concerning the Hamaca project below under Results of Operations-Oil & Gas.

      Deferred Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company’s financial statements or tax returns. At December 31, 2003 the company had deferred tax assets of $288.8 million which were partially offset by a valuation allowance of $63.7 million and further reduced by deferred tax liabilities of $40.5 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for certain tax credit carryforwards, net operating and capital loss carryforwards for U.S. and non-U.S. subsidiaries, and certain project performance reserves. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company’s effective tax rate on future earnings.

      Retirement Benefits. The company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, as amended (SFAS 87). As permitted by SFAS 87, changes in retirement plan obligations and assets set aside to pay benefits are not recognized as they occur but are recognized over subsequent periods. Assumptions concerning discount rates, long-term rates of return on assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Recent decreases in long-term interest rates have the effect of increasing plan liabilities and if expected returns on plan assets are not achieved, future funding obligations could increase substantially. Assuming no changes in current assumptions, the company expects to fund approximately $30 to $50 million for the calendar year 2004. If the discount rate were reduced by 25 basis points, plan liabilities would increase by approximately $25 million.

Results of Operations

Summary of Overall Company Results

      Revenue declined 12 percent in 2003 compared with 2002 primarily due to declines in the Power and Oil & Gas segments. Earnings from continuing operations increased 4.7 percent to $2.23 per share in 2003 compared with $2.13 per share in 2002. The increase in earnings is primarily attributable to reduced corporate administrative and general expense and a lower tax rate on earnings from continuing operations. Lower segment operating profit, primarily in the Power segment, and lower net interest income partially offset these improvements. The company has experienced a significant decline in Power segment revenue and earnings as most projects in the segment were completed and not replaced by new awards. The decline in new awards in the Power segment over the last two years reflects a cyclical downward trend in the demand for new power plant construction. Partially offsetting this trend in Power is an increasing trend for new awards in the Oil & Gas and Government segments. The company believes that the global oil and gas industry is in the early stages of a long-term cycle of investment that will continue to develop over the next three to five years. In addition, the trend for new awards in the Government segment have increased due to awards for work in Iraq as well as the completion of two niche acquisitions that improves the company’s service offering to both the Department of Defense and Department of State.

      Revenue increased 11 percent in 2002 compared with 2001 primarily due to an increase in the Oil & Gas segment. Earnings from continuing operations increased 32 percent to $2.13 per share in 2002 compared with

$1.61 per share in 2001. This increase is partially due to a net $15.2 million ($0.19 per share) charge for stock price driven compensation plan expense in 2001 due to the increase in stock price primarily in the first quarter of the year. Excluding the stock price charge, the increase in earnings from continuing operations in 2002 compared with 2001 was 18.9 percent. This increase is primarily due to significantly improved operating profit performance in the Power segment as earnings were recognized on completed projects that were awarded in prior years.

      The company had net earnings of $1.95 per share in 2003 compared with $2.05 in 2002 and $0.25 in 2001. Results in 2003 were negatively impacted by a loss from discontinued operations of $0.15 per share and a loss of $0.13 per share for the cumulative effect of a change in accounting principle. Results in 2002 and 2001 include losses from discontinued operations of $0.08 per share and $1.36 per share, respectively. The results of discontinued operations is further discussed below. The loss from the cumulative effect of change in accounting principle is discussed above under Accounting Pronouncements.

      Following is a discussion of the operating performance of each business segment, corporate administrative and general expense and other items.

      The company provides professional services on a global basis in the fields of engineering, procurement, construction and maintenance. During the first quarter of 2003, the company realigned certain operations to increase focus on the chemicals market. Projects in this market were formerly in the Energy & Chemicals segment and will now be executed and reported in the Industrial & Infrastructure segment. The Energy & Chemicals segment was renamed Oil & Gas and all prior periods have been restated to reflect this change.

      The company is organized into five business segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides engineering and construction professional services for upstream oil and gas production, downstream refining and certain petrochemical markets. The Industrial & Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, chemicals, telecommunications and transportation projects and other facilities. The Government segment provides project management engineering, construction, and contingency response services to the United States government. The Global Services segment includes operations and maintenance, construction equipment, temporary staffing and global sourcing and procurement services. The Power segment provides professional services to engineer and construct power generation facilities. Services provided by the Power segment are conducted through two joint ventures; Duke/ Fluor Daniel, a 50 percent owned partnership with Duke Energy, and ICA Fluor Daniel, a 49 percent owned joint venture with Grupo ICA, a Mexican company. The results of segment operations as reported herein have been conformed to the organizational alignment discussed above for all periods presented.

      Oil & Gas. Revenue in the Oil & Gas segment amounted to $2.6 billion for the year ended December 31, 2003 representing a decrease of 24 percent over revenue for the year ended December 31, 2002. Revenue for the 2002 period increased 54 percent compared with the year ended December 31, 2001. The decrease in revenue during 2003 reflects the completion of several projects during the year and revenue recognition from projects awarded in 2003 did not fully replace the revenue on the completed projects. The revenue increase in 2002 compared with 2001 reflects the increase in work performed on projects in the full execution stage compared with revenue primarily from front-end studies and preliminary engineering in the 2001 period. Operating profit margin in the Oil & Gas segment increased in 2003 to 4.6 percent compared with 3.7 percent in 2002 due to the higher content of project completions combined with improved execution performance. Operating profit margin in 2002 was lower than the 4.5 percent that was achieved in 2001 due to the impact of projects moving to full execution from the higher margin front-end studies and preliminary engineering work performed in 2001.

      A major ongoing project in the Oil & Gas segment in 2003 is the Hamaca Crude Upgrader Project (“Hamaca”) located in Jose, Venezuela. Hamaca is a $1.1 billion lump sum project (including $92 million of approved change orders) of Grupo Alvica (“GA”), a joint venture including Fluor Daniel (80 percent) and Inelectra C.A. (20 percent), to design and build a petroleum upgrader for a consortium of owners called Petrolera Ameriven (“PA”) including Petroleos de Venezuela S.A. (“PDVSA”), ChevronTexaco and ConocoPhillips.

      The joint venture is actively pursuing two cost and schedule relief issues that were referred to arbitration in December 2001: the first is responsibility for costs arising from the site labor agreement for 2000 called “Acta Convenio” and the second relates to modifications and extra work arising from differing site soil conditions. The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were held in April 2003. The site soil conditions issue was the subject of hearings in November 2002. There are no monetary cross-claims by PA in the arbitration. Events in Venezuela including a national strike in early 2003 have had a significant impact on the progress of the project. In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the national strike. A change order relating to the national strike in the approximate amount of $340 million was submitted by GA. This action was followed by the filing of an arbitration claim relating to this issue in January 2004. A time schedule for the resolution of the claim will be established by the arbitration panel in the near future. Force majeure incidents occurring prior to the national strike also were the subject of arbitration hearings in October 2003.

      The arbitration panel, by procedural order dated January 8, 2004, has ordered PA to refrain from taking any action to seek liquidated delay damages, making claim against or drawing down on a Letter of Credit, terminating the contract with GA, or making any demands pursuant to any guarantee provisions in the contract, pending completion of the site soil conditions issues. The award on the site soils conditions matter is anticipated in the near future. The client has conditionally accepted responsibility relating to the soil conditions and $28 million of incurred costs has been paid. The amount of the claim for site soil conditions is $159 million including the $28 million conditional payment. The company is accounting for the additional costs incurred for the soil conditions matter as additional revenue as payments are received. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter.

      Incurred costs associated with Acta Convenio, soil conditions, the recent national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of December 31, 2003, incurred costs amounting to $179.6 million have been deferred. Substantial additional costs are expected to be incurred as the project progresses and resolution of outstanding issues concerning the total amount to be awarded and schedule extensions are yet to be determined. If costs relating to Acta Convenio, soil conditions, the recent national strike or other claims are determined to be not recoverable, the company could face reduced profits or losses on this project, along with lower levels of cash and additional borrowings. The project remains subject to future disruptions that could result in additional costs and claims.

      New awards in the Oil & Gas segment were $3.7 billion in 2003 compared to $1.9 billion in 2002. New project awards in 2003 include the Tengizchevroil (“TCO”) project, a major oil and gas development in Kazakhstan. The TCO project was expected to be awarded in 2002 but was temporarily suspended due to funding considerations, which were resolved early in 2003. Also included in new awards in 2003 is the Sakhalin I program and construction management project led by ExxonMobil and a project for Lukoil, a major Russian oil company. New awards in the Oil & Gas segment were $1.9 billion in 2002, a decline of 13 percent over 2001. The 2002 decline was primarily due to the previously mentioned temporary suspension of the TCO project. The large size and uncertain timing of complex, international projects can create variability in the segment’s award pattern; consequently, future award trends are difficult to predict with certainty.

      Backlog for the Oil & Gas segment increased to $3.4 billion at December 31, 2003 compared with $2.3 billion at December 31, 2002. This increase is due to the higher level of new awards in 2003 and the lower level of work performed on these new awards as they are in the early stages of project execution where activity is focused on engineering and project planning. Backlog declined to $2.3 billion at December 31, 2002 compared with $3.7 billion at December 31, 2001. The 2002 decline in backlog primarily is the result of the temporary suspension in 2002 of the TCO project that was awarded in early 2003 as discussed above.

      Industrial & Infrastructure. The Industrial & Infrastructure segment had revenues of $2.6 billion for the year ended December 31, 2003, an 8 percent increase compared with the previous year. This increase primarily reflects the higher volume of work performed on life sciences projects awarded in 2002 partially offset by lower volume of work performed on mining projects as a number of projects were completed in 2002 and not replaced with new awards. The Industrial & Infrastructure segment had revenues of $2.4 billion for the year ended December 31, 2002 essentially flat with the revenues for the year ended December 31, 2001.

      Operating profit for the segment was impacted in both 2003 and 2002 by provisions relating to projects awarded in previous years. In 2003 operating profit was negatively impacted by a pre-tax provision of $7.4 million relating to the write-down of an equity investment in a magnesium smelter project in Australia. The investment was committed in previous years as part of a consulting arrangement with the client where the company agreed to be compensated for its services in shares of the client’s capital stock. Due to funding considerations, continued development of the project was suspended resulting in the client seeking bankruptcy protection. Because the company was not the execution contractor there was no impact on backlog or operating results from project execution.

      A pre-tax $26 million dispute resolution provision in 2002 primarily relates to an unfavorable arbitration ruling on the Verde Gold project in Chile, a gold ore processing facility completed in 1996. During the second quarter of 2002, the company recognized a loss provision of $20 million representing the arbitration award plus applicable interest, less a $3 million reserve provided in prior years. The company anticipates recovering a portion of the award from available insurance and has recorded $6 million in expected insurance recoveries. The net impact on results of operations for 2002 was a charge of $14 million.

      The 2003 operating profit margin in the Industrial & Infrastructure segment was essentially flat with 2002. These results are substantially below results achieved in 2001 primarily due to the provisions discussed above. In 2003 margins were also lower due to the increased volume of construction management work and lack of project margin on projects that were removed from backlog which are discussed below.

      New awards in the Industrial & Infrastructure segment were $2.6 billion compared with $3.5 billion in 2002. New awards in 2002 included a substantial award for the SH 130 toll road project in Texas. In addition, new awards in 2003 were lower than 2002 and 2001 due to continuing economic weakness in the mining, telecommunications and manufacturing markets reflecting overcapacity and poor commodity pricing in these industries.

      Backlog for the Industrial & Infrastructure segment declined to $3.3 billion compared with $4.2 billion at December 31, 2002. Contributing to this decline was the removal of $750 million for three projects that had been booked during the previous two years. One of these was a mining project that was removed due to considerations relating to ongoing financing. The other two were commercial projects that the company decided to not execute due to evolving changes in industry liability. The increase in backlog to $4.2 billion at December 31, 2002 compared with $3.1 billion as of December 31, 2001 reflects the strong increase particularly in life sciences and transportation awards in 2002.

      Government. The Government segment had revenues of $1.7 billion for the year ended December 31, 2003 compared with revenue of $1.0 billion in 2002. This 78 percent increase is primarily due to the substantial increase in work performed for the Department of Defense on the Midcourse Missile Defense test bed facilities in Alaska, the Department of State for an embassy project in Brazil and new awards for task orders in Iraq. Also contributing to the increase was revenue from Del-Jen which was acquired early in 2003. Government segment revenue in 2002 increased 17 percent over revenue for the year ended December 31, 2001. The revenue increase in 2002 primarily reflects higher activity levels on projects being executed for the Department of Energy (“DOE”). Revenue in all periods includes work for ongoing environmental restoration, engineering, construction, site operations and maintenance services at two major DOE sites: the Fernald Environmental Management Project in Ohio and the Hanford Environmental Management Project in Washington.

      Operating profit margin for the Government segment declined to 2.8 percent in 2003 compared with 3.1 percent in 2002. Contributing to this decline was the impact of a particularly high level of proposal activity during the year as the segment pursued a number of new opportunities. The operating profit margin of 3.1 percent in 2002 compares with 2.7 percent in 2001. This improvement is attributable to improved project execution and realization of performance incentives on the DOE contracts, activity on the Midcourse Missile Defense test bed facilities in Alaska and increased logistical support activities internationally. In addition, good performance on the Fernald contract led to a re-baselining of the project, which favorably impacted operating profit in 2003 and the last half of 2002. Many projects performed on behalf of U.S. government clients under multi-year contracts provide for annual funding. As a result, new awards for the Government segment reflect the annual award of work to be performed over the ensuing 12 months.

      In January 2003, the company acquired Del-Jen, Inc. (“Del-Jen”), a leading provider of services to the Departments of Defense and Labor. The acquisition will expand the company’s ability to provide services in the government outsourcing market. Del-Jen was acquired for $33.3 million in cash of which $24 million was recognized as goodwill and $3.2 million was recognized as intangible assets.

      In November 2003, the company acquired the International Division of J.A. Jones Construction Company (“J.A. Jones”), which provides design-build and construction services to the U.S. Government. This acquisition will further expand the company’s portfolio of government business. The acquisition did not have a material impact on the company’s consolidated financial statements.

      Total assets in the Government segment increased to $475 million at December 31, 2003 compared with $128 million at December 31, 2002. The increase is primarily attributable to the acquisition of Del-Jen with total assets of $60.4 million at December 31, 2003. In addition, the segment has unbilled fees totaling $39.3 million related to the Fernald project. The project has moved into the closeout stage and contract terms provide that a portion of the earned fees will not be billed until project completion in 2007. Deferred fees recognized in revenue in 2003 and 2002 were $21.9 million and $6.0 million, respectively. Also contributing to the increase in segment assets was a significant increase in accounts receivable and contract work in progress relating to work performed in the Middle East.

      Global Services. The Global Services segment had revenues of $1.1 billion for the year ended December 31, 2003, up 15 percent compared with the year ended December 31, 2002. Revenue for 2002 was 6 percent lower than revenue for the year ended December 31, 2001. The increase in revenue in 2003 is partially due to the acquisition of Plant Performance Services (“P2S”) at the end of the first quarter. The revenue decline in 2002 compared with 2001 primarily reflects the impact of increased selectivity to improve margins and depressed economic conditions resulting in lower operations and maintenance activity in the manufacturing sector.

      Operating profit margin in the Global Services segment was 8.7 percent compared with 9.7 percent in 2002 and 4.9 percent in 2001. The reduced margin in 2003 is partially attributable to lower contribution from P2S and construction related services reflecting the lower volume in Power and Oil & Gas activities. The improvement in 2002 compared with the prior period is primarily attributable to the procurement services business which incurred substantial amounts of development and start-up expenses in 2001.

      In March 2003, the company acquired five specialty operations and maintenance (“O&M”) business groups from Philip Services Corporation. The acquired businesses, which were named Plant Performance Services (“P2S”), will expand and strengthen the O&M services business component of the Global Services segment and complement the company’s core engineering, procurement and construction business. The business groups were acquired for $21.2 million in cash which excluded working capital. During the period from the date of acquisition through December 31, 2003, approximately $44 million of working capital has been provided to the business to fund operations. As of December 31, 2003, the allocation of the purchase price has not been finalized pending valuation of assets acquired through independent appraisals.

      New awards in the Global Services segment for operations and maintenance projects were $1.3 billion, an increase of 23 percent over 2002. This increase is primarily due to the contribution from P2S. The 17 percent decline in new awards in 2002 compared with 2001 is primarily attributable to increased selectivity and the depressed economic conditions in the manufacturing sector.

      Backlog for the Global Services segment has been fairly stable at $1.8 billion at December 31, 2003 compared with $1.6 billion and $1.9 billion as of December 31, 2002 and 2001, respectively. This relative stability is due in part to the multi-year nature of operations and maintenance contracts where consistent and efficient performance results in long-term client relationships. The equipment, temporary staffing and global sourcing and procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. Accordingly, new awards and backlog for the segment relate to the operations and maintenance activities only.

      Power. The Power segment experienced a significant decline in revenue to $759 million for the year ended December 31, 2003, compared with $2.2 billion in 2002 and $2.5 billion in 2001. This decline is due to the substantial work-off of nearly all projects in backlog that were awarded in prior years. As mentioned previously, the segment has experienced a substantial reduction in new awards over the last two years as demand for new power generation has diminished following a strong cycle of power plant construction activity.

      Operating profit margin in the Power segment was a very strong 10.2 percent for the year ended December 31, 2003, compared with 4.9 percent in 2002 and 3.0 percent in 2001. The strong performance in 2003 is attributable to highly successful execution resulting in early completion of projects. Projects in the Power segment are primarily bid and awarded on a fixed price basis. This method of contracting exposes the segment to the risk of cost overruns due to factors such as material cost and labor productivity variances or schedule delays.

      On July 9, 2003, the company jointly announced with Duke Energy Corporation the decision to terminate the Duke/ Fluor Daniel partnership (“D/ FD”) as a result of the significant decline in the construction of new power plants. A joint plan among the partners is being developed to dissolve the business over the next two years. The dissolution is not expected to have a material impact on results of operations or financial position of the company. The company will continue to identify power generation opportunities and any prospective projects will be performed 100 percent by Fluor.

      New awards in the Power segment were down substantially to $485 million for the year ended December 31, 2003, compared with $1.1 billion and $3.6 billion in 2002 and 2001, respectively. The majority of new awards in 2003 will be executed by Fluor or ICA/ Fluor Daniel. Backlog for the Power segment decreased to $605 million at December 31, 2003 compared with $841 million and $2.3 billion at December 31, 2002 and 2001, respectively. Most of the projects awarded in prior years have now been completed or will be completed in 2004. New award activity for the near term future is expected to be modest as existing capacity is expected to meet anticipated demand.

      Corporate. Corporate administrative and general expenses totaled $141.5 million for the year ended December 31, 2003. This compares with $160.1 million for the year ended December 31, 2002 and $167.0 million for the year ended December 31, 2001. The improvement in 2003 compared with 2002 is primarily due to the absence of charges relating to the reevaluation of the company’s enterprise resource management (“ERM”) system, recognition of a provision for a guarantee obligation and a provision to recognize impairment related to an investment in The Beacon Group Energy Investment Fund, L.P. that were recognized in 2002. Partially offsetting these charges in 2002 was recognition of a gain relating to the demutualization of an insurance company in which the company had an investment.

      During 2002 significant cost reductions were realized as a result of the company’s reevaluation of the scope of implementation and deployment of its ERM system (formerly known as Knowledge@Work). As part of this reevaluation effort the company altered the original ERM implementation plan and recognized a charge of $13.0 million in 2002 for abandonment of certain system functionality and to adjust depreciation expense. This charge partially offset the impact of the cost reductions realized upon changing the implementation and deployment plan.

      Stock based compensation expense in 2002 was $25.3 million lower compared with 2001 primarily as a result of a significant increase in the trading price of the company’s common stock during the first half of 2001. The impact of changes in the stock price in 2003 and 2002 did not have a significant impact on stock-based compensation expense as exercises, retirements and conversions have reduced the number of stock price sensitive units outstanding.

      During 2002 overhead cost reductions were realized as a result of the early retirement of two former senior executives at the end of 2001 and the elimination of the Business Services and Other segment. This segment included the company’s shared services operations. Shared services are grouped in corporate administrative and general expense for all periods presented.

      Net interest income was $3.2 million and $6.4 million for the years ended December 31, 2003 and 2002, respectively, compared with net interest expense of $0.9 for the year ended December 31, 2001. The reduction in net interest income in 2003 is the result of lower cash balances and increased short-term borrowings compared with 2002. The increase in net interest income in 2002 compared with 2001 is primarily due to the elimination of short-term borrowings.

      The effective tax rates on the company’s continuing operations were 33.0 percent, 34.8 percent and 31.1 percent, for the years 2003, 2002 and 2001, respectively. The decrease in the tax rate in 2003 compared with 2002 is primarily due to the utilization of certain capital loss carryforwards coupled with reduced foreign losses without tax benefit. In addition, during 2003 the company had favorable tax return adjustments and settlements which were partially offset by an increase in valuation allowance to adjust net deferred tax assets to amounts that are more likely than not to be realized. The tax rate in 2001 compared with 2002 was lower due to the tax benefits from tax settlements and the utilization of foreign net operating loss carryforwards.

      Matters in Dispute Resolution. During 2003, several matters on certain completed and in progress projects were in the dispute resolution process. The following discussion provides a background and current status of these matters:

          Murrin Murrin

      Disputes between Fluor Australia (“Fluor”) and its client, Anaconda Nickel (“Anaconda”), over the Murrin Murrin Nickel Cobalt project located in Western Australia were partially resolved through arbitration during the third quarter of 2002. The first phase of the arbitration hearing was completed in May 2002 and a decision was rendered in September 2002 resulting in an award to Anaconda of A$147 million (subsequently amended to A$150 million [US$84.0 million]) and an award to Fluor of A$107 million [US$59.9 million] for amounts owing from Anaconda under the contract. The company has recovered the first phase award plus substantially all defense costs incurred from available insurance.

      On July 28, 2003, the Supreme Court of Victoria, Australia granted Anaconda’s appeal of an issue that had been decided in favor of Fluor by the arbitration panel in the first phase. This decision sends the arbitration panel’s denial of Anaconda’s claim for the cost of a fifth autoclave train back to the panel for further reconsideration. Fluor has appealed the Supreme Court’s decision to the State of Victoria Court of Appeal.

      The second phase of the arbitration was heard in September 2003. A decision is expected in the third quarter of 2004. The company anticipates that any liability arising from proceedings under either the first or the second phase of arbitration, regardless of the outcome of the appeal, will be covered by available insurance.

Fluor Daniel International and Fluor Arabia Ltd. V. General Electric Company, et al U.S.D.C.,
Southern District Court, New York

      In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision is expected in the second quarter of 2004.

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

      The Project has been severely delayed with completion of Phase II. DIG has unilaterally taken over completion and operation of Phase II and is commissioning that portion of the plant. Shortly thereafter, DIG drew upon a $30 million letter of credit which D/ FD expects to recover upon resolution of the dispute. D/ FD retains lien rights (in fee) against the project. In October 2001, suit was commenced in Michigan State Court to foreclose on the lien interest.

      In December 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/ FD claiming, among other things, that D/ FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. The lien action remains stayed pending completion of the arbitration of D/ FD’s claims against DIG and DIG’s claims against D/ FD. An arbitration panel has been appointed and the arbitration will likely proceed in early 2005.

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

          Hamaca Crude Upgrader

      See discussion regarding the Hamaca project above under Oil & Gas.

      Strategic Reorganization Costs. In March 1999, the company reorganized its engineering and construction operations and recorded a special provision to cover direct and other reorganization related costs primarily for personnel, facilities and asset impairment adjustments. The plan was successfully implemented and carried out. As of December 31, 2003, the remaining unexpended reserve is $1.5 million and relates to non-U.S. personnel costs that will be paid as follows: 2004 — $0.8 million; 2005 — $0.3 million; 2006 — $0.2 million; 2007 — $0.1 million; thereafter — $0.1 million.

      Discontinued Operations. In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and non-EPC components of its temporary staffing businesses. An active program to consummate such disposal was initiated and is complete as of the end of 2003. Operating results for these non-core businesses have been reclassified and are reported as discontinued operations in the accompanying Consolidated Statement of Earnings.

      During 2003 the last remaining dealership operation was sold generating proceeds of $31.9 million. In 2002, the sale of one dealership subsidiary resulted in cash proceeds of $45.9 million. Other dealership asset disposals during 2002 produced proceeds of $51 million. In December 2001, the company sold one dealership entity for cash equal to its carrying value generating proceeds of $25.7 million.

      During the second quarter of 2002, the Australian operations of the temporary staffing operations of TRS were sold, resulting in cash proceeds of $5.1 million. The temporary staffing industry experienced severe competition in 2002 due to depressed economic conditions, which resulted in significant erosion in the fair value of the TRS businesses that were sold. As a result, the company recognized adjustments to the carrying value of TRS’s U.S. and U.K. based disposal groups. The sales of the U.S. and U.K. operations were completed in the fourth quarter of 2002 resulting in proceeds of $2 million.

      Disposal of AMECO operations in Argentina and Peru were finalized in 2002 resulting in proceeds of $5.1 million primarily from collection of accounts receivable and sales of inventory and equipment.

      Interest expense was not reclassified to discontinued operations in connection with the non-core businesses because disposal of these operations did not include any debt to be assumed by the buyers.

      Revenue and the results of operations, including loss on disposal, for all discontinued operations are as follows:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Revenue
Dealership operations	$30,097	$155,909	$279,099
Other equipment operations	—	7,880	10,153
Temporary staffing operations	34	67,661	138,102

Total Revenue	$30,131	$231,450	$427,354

Earnings (loss) from discontinued operations:
Dealership operations	$2,575	$4,214	$13,569
Other equipment operations	117	213	(1,787)
Temporary staffing operations	(404)	(4,036)	(9,898)

Earnings from discontinued operations before tax	2,288	391	1,884
Provision for taxes	800	891	1,632

Earnings (loss) from discontinued operations	$1,488	$(500)	$252

Loss on disposal before tax	$(7,386)	$(8,770)	$(139,423)
Provision for taxes (tax benefit)	5,718	(2,909)	(30,815)

Loss on disposal	$(13,104)	$(5,861)	$(108,608)

      The loss on disposal in all periods presented above is for impairment provisions to adjust the carrying value of the assets held for sale of the various individual non-core businesses to fair value. Impairment provisions for the equipment operations included adjustments to the carrying value of equipment inventories, fixed assets and goodwill. Impairment provisions for the temporary staffing operations primarily included adjustments to the carrying value of goodwill.

Financial Position and Liquidity

      Cash used in operating activities in 2003 was primarily due to the significant use of cash to fund project operations. This compares to substantial cash provided by operating activities in 2002 and 2001. Significant cash was used in 2003 and 2002 to fund projects in the Power segment resulting in a reduction in advances from affiliate of $212.8 million and $282.1 million, respectively. These advances represent the company’s proportional share of excess cash from Duke/ Fluor Daniel that was generated from client advance payments received in 2001 and prior years upon award of projects. The joint venture partners manage excess cash of Duke/ Fluor Daniel through these proportional advances. Client advances on Duke/ Fluor Daniel projects is a normal condition of contracts in the power industry where most of the projects are negotiated on a fixed price basis. As these projects progress, the expenditures for labor and materials is partially funded from these advance payments. A substantial number of projects were completed in 2003 and 2002 and the advances used to fund these completed projects were not replaced with new advances due to the significant reduction in new awards in the Power segment. The work-off of projects in progress and the significant reduction in new power industry awards experienced in 2003 and 2002 is expected to continue in the near term future and will further reduce total advances available to the company.

      The company also used significant cash in 2003 to fund on-going work and the change orders that are in the dispute resolution process relating to the Hamaca project in Venezuela. The company is incurring substantial costs relating to the change orders for which it is not currently being paid pending resolution through arbitration. As of December 31, 2003, the company has $179.6 million in deferred costs on this project, of which $124.6 million was funded during 2003. On-going work on Hamaca not associated with change orders used approximately $80 million of cash from advances received in prior years. Excluding the impact of the repayment of advances relating to power projects and the funding for the Hamaca project, cash was used to fund other changes in net operating assets and liabilities primarily associated with engineering and construction activities. Approximately $44 million of working capital was provided to P2S which was acquired early in 2003. There was also a significant increase in operating assets and liabilities totaling approximately $126 million relating to work in the Government segment primarily in connection with start-up activities on the CETAC and AFCAP projects in the Middle East as well as the Missile Defense work in Alaska. The projects in the Middle East required rapid deployment late in the fourth quarter of 2003 which resulted in substantial initial investment of working capital. In addition, early start-up activities and on-going progress on major Oil & Gas projects have also required investments in operating working capital. The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects.

      Cash used by operating activities is also impacted by contributions to the company’s defined benefit retirement plans. Contributions in 2003 amounted to $52 million compared with $110 million and $68 million in 2002 and 2001, respectively. The large contributions in 2002 and 2001 were due in part to lower than expected investment results on plan assets experienced in those and the two prior years coupled with the business objective to utilize available resources to maintain full funding of accumulated benefits in most of its plans. One plan is not fully funded and in 2003 the minimum pension liability amounts to $28 million for this plan. The company recognized a minimum liability plus elimination of $12 million of prepaid pension assets in 2002 resulting in an after-tax charge of $29 million in the accumulated other comprehensive loss component of Shareholders’ Equity.

      During 2003 and 2002, the receipt of funds from insurance claims relating to the Murrin Murrin project amounted to $84.1 million and $35.4 million, respectively. As of December 31, 2003, amounts due from the insurance companies for claims submitted have been collected except for minor amounts of arbitration defense costs that are still in the payment process. Activities in 2002 associated with the disposal of certain discontinued equipment and temporary staffing businesses generated $24 million of cash from liquidation of operating assets and liabilities, primarily from accounts receivable and inventories.

      Cash utilized by investing activities in 2003 included capital expenditures of $79.2 million for continuing operations and $54.5 million for the acquisition of Del-Jen, P2S and J.A. Jones International which were partially offset by $31.9 million in proceeds from the sale of the last discontinued equipment dealership operation. Cash provided by investing activities in 2002 was benefited by the sale and liquidation activities associated with discontinued operations. Sales of discontinued businesses generated $101 million in proceeds from the liquidation of property, plant and equipment and sales of dealership and temporary staffing businesses. Partially offsetting these proceeds was capital expenditures of $16 million primarily for the one remaining equipment dealership that was sold in 2003.

      Capital expenditures for continuing operations primarily relate to the equipment operations in the Global Services segment that support engineering and construction projects. Capital expenditures were substantially lower in 2002 than in 2001 primarily as the result of substantial completion in 2001 of the SAP system component of the company’s Enterprise Resource Management system. Capital expenditures in 2001 include expenditures for capital investments in construction equipment of $60 million for continuing operations and $52 million for discontinued operations. The decision to divest certain equipment operations substantially reduces the company’s capital investment requirements. Capital expenditures in future periods will include equipment purchases for the equipment operations of the Global Services segment, facility renewal and refurbishment, and computer infrastructure in support of the company’s substantial investment in automated systems.

      As of December 31, 2003, primarily in response to a significant increase in funds required for project operations, the company borrowed $121.5 million in the commercial paper market. The company can borrow up to $300 million under unsecured committed revolving short- and long-term lines of credit with banks. These credit lines provide support for borrowings in the commercial paper market as needed for short-term liquidity to meet funding requirements for project operations. Liquidity is further provided by substantial customer advances on contracts in progress including the company’s proportional share of excess cash that has been advanced to the company by Duke/ Fluor Daniel as well as the commercial paper borrowings. As customer advances and advances from Duke/ Fluor Daniel are used in project execution and not replaced by advances on new projects, the company’s cash position will be reduced. Cash is also required and is being provided to fund work performed on the Hamaca project in Venezuela. This project is incurring significant costs for work relating to change orders that are subject to arbitration proceedings. The requirements for operating liquidity could result in the need for additional short-term borrowings.

      As of December 31, 2003, the company’s outstanding debt consists of the above mentioned commercial paper and the 5.625 percent Municipal bonds totaling $17.6 million. In addition, the company has debt associated with the lease financing on its facilities in Aliso Viejo and Calgary, as discussed above. The lease financing on the Aliso Viejo facility is due in December 2004 and is classified as a current liability as of December 31, 2003.

      In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes due 2024. Proceeds from the Notes were used to pay off all outstanding commercial paper and obtain ownership of the Aliso Viejo engineering and corporate offices through payoff of the lease financing.

      For the years ended December 31, 2003 and 2002, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar resulting in unrealized translation gains that are reflected in the cumulative translation component of accumulated other comprehensive income (loss). Unrealized gains amounting to $45.1 million and $20.9 million in 2003 and 2002, respectively, relate to cash balances held in currencies other than the U.S. dollar. Because most of the cash held in foreign currencies will be used for project related expenditures in those currencies, the company’s exposure to exchange gains and losses is considered nominal.

      The company has a common stock buyback program, authorized by the Board of Directors, to purchase shares under certain market conditions. During 2003, the company purchased 94,000 shares for total consideration of $2.7 million. The company purchased 726,000 and 39,000 shares of its common stock for total consideration of $19.2 million and $1.4 million in 2002 and 2001, respectively.

      Cash dividends declared and paid in 2003, 2002 and 2001 were at the rate of $0.64 per share. The payment and level of future cash dividends will be subject to the discretion of the company’s Board of Directors.

      The company has sufficient sources of funds to meet its anticipated operating needs. Cash on hand and short-and long-term lines of credit give the company significant operating liquidity. For the next 12 months, cash generated from operations supplemented by borrowings under credit facilities and the issuance of debt securities are expected to be sufficient to fund operations.

      Off-Balance Sheet Arrangements. The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $731 million in committed and uncommitted lines of credit to support letters of credit. In addition, the company has $120 million in uncommitted lines for general cash management purposes. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. At December 31, 2003, the company had utilized $355 million of its letter of credit capacity. The company also posts surety bonds primarily on state and local government projects to guarantee its performance on contracts.

      Contractual obligations at December 31, 2003 are summarized as follows:

		Payments Due By Period

	Total	Under 1 year	1-3 years	4-5 years	Over 5 Years

	$ in millions
Long-term Debt:
5.625% Municipal Bonds	$18	$—	$—	$—	$18
Facilities financing(1)	127	100	27	—	—
Operating leases(2)	271	31	49	32	159
Compensation related obligations	271	31	65	83	92
Pollution control bonds	10	2	5	3	—

Total	$697	$164	$146	$118	$269

(1)	Facilities in Aliso Viejo and Calgary are financed under capital leases and contain residual value guarantees totaling $105 million.

(2)	Operating leases are primarily for engineering and project execution office facilities in Sugar Land, Texas.

      Guarantees. In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. The amount of guarantees outstanding measured on this basis totals $2.8 billion as of December 31, 2003. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, the amount payable under a guarantee is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.

      Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of December 31, 2003, the company had extended financial guarantees on behalf of certain clients and other unrelated third parties totaling approximately $8 million. The remaining outstanding amount of a financial guarantee for $10 million of pollution control bonds related to zinc operations that were sold in 1987 has been recognized at the full amount of the underlying obligation. The obligation was recognized by a charge to earnings in 2002 due to the obligor’s bankruptcy filing and inability to meet the current obligation on the bonds without financial assistance from the company.

      Although inflation and cost trends affect the company, its engineering and construction operations are generally protected by the ability to fix costs at the time of bidding or to recover cost increases in cost reimbursable contracts. The company has taken actions to reduce its dependence on external economic conditions; however, management is unable to predict with certainty the amount and mix of future business.

Item 7A.	Quantitative and Qualitative Discussions about Market Risk

      The company invests excess cash in short-term securities that carry a floating money market rate of return. Debt instruments carry a fixed rate coupon on the $17.6 million in long-term debt. The company does not currently use derivatives, such as swaps, to alter the interest characteristics of its short-term securities or its debt instruments. The company’s exposure to interest rate risk on its long-term debt is not material. The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and does not engage in currency speculation. At December 31, 2003, the company had forward foreign exchange contracts of less than eighteen months duration, to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts at December 31, 2003 was $53 million.

      In 2001, the company issued a warrant for the purchase of 460,000 shares, at $36.06 per share, of the company’s common stock to a partner in the company’s e-commerce procurement venture. Any compensation realized by the holder through exercise of the warrant will offset royalties otherwise payable under a five-year cooperation and services agreement.

Item 8.	Financial Statements and Supplementary Data

      The information required by this Item is submitted as a separate section of this Form 10-K. See Item 15, below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). To maintain a cost-effective controls structure, management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can only provide reasonable assurance that our management’s control objectives are met. In addition, the design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future events, no matter how remote.

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

      The information required by paragraph (a), and paragraphs (c) through (h) of Item 401 of Regulation S-K (except for information required by paragraph (b) and (e) of Item 401 to the extent the required information pertains to our executive officers, which is set forth below) is hereby incorporated by reference from our definitive proxy statement for our 2004 annual meeting which will be filed with the Securities and Exchange Commission (the “Commission”). Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporate Governance portion of our Proxy Statement.

Executive Officers of the Registrant

      Pursuant to the requirements of Item 401(b) and 401(e) of Regulation S-K, the following information is being furnished with respect to the company’s executive officers:

Name	Age	Position with the Company(1)

Alan L. Boeckmann	55	Chairman and Chief Executive Officer
Stephen B. Dobbs	47	Group President, Infrastructure
Jeffery L. Faulk	53	Group President, Oil, Gas & Power
Lawrence N. Fisher	60	Chief Legal Officer and Secretary
H. Steven Gilbert	56	Senior Vice President, Human Resources and Administration
Kirk D. Grimes	46	Group President, Global Services
John L. Hopkins	49	Group President, Government
Robert A. McNamara	49	Group President, Industrial
D. Michael Steuert	55	Senior Vice President and Chief Financial Officer
Mark A. Stevens	51	Group Executive, Commercial Strategy & Risk

(1)	Except where otherwise indicated, all references are to positions held with Fluor Corporation or one of its subsidiaries. All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors.

     Alan L. Boeckmann

      Chairman and Chief Executive Officer, since February 2002; member of the Board since 2000; formerly, Chief Operating Officer from 2000; President and Chief Executive Officer, Fluor Daniel, from 1999; joined the company in 1979 with previous service from 1974 to 1977.

     Stephen B. Dobbs

      Group President, Infrastructure, since October 2003; President, Infrastructure from 2002; President, Transportation, from 2001; formerly Vice President, Sales, Infrastructure from 1999; formerly Division Manager, Infrastructure from 1998; joined the company in 1980.

     Jeffery L. Faulk

      Group President, Oil, Gas & Power, since October 2003; formerly President and Chief Executive Officer of Duke/ Fluor Daniel from 2001; formerly Senior Vice President Operations, Energy & Chemicals and Vice President Operations, Oil & Gas since 1996; joined the company in 1973.

     Lawrence N. Fisher

      Chief Legal Officer and Secretary since 1996; joined the company in 1974.

     H. Steven Gilbert

      Senior Vice President, Human Resources and Administration since February 2002; formerly, Senior Vice President, Business and Work Process Integration from 1999; joined the company in 1970.

     Kirk D. Grimes

      Group President, Global Services since October 2003; formerly, Group Executive, Oil & Gas from 2001; formerly President, Telecommunications from 1998; joined the company in 1980.

     John L. Hopkins

      Group President, Government since October 2003; formerly, Group Executive, Sales, Marketing and Strategic Planning from 2002; formerly Group Executive, Fluor Global Services from September 2001; formerly President and Chief Executive Officer, TradeMC, a developer and promoter of supplier networks for the procurement of capital goods from March 2000; Group President, Sales & Marketing from 1988; joined the company in 1984 as a result of the company’s acquisition of Strategic Organizational Systems, Inc.

     Robert A. McNamara

      Group President, Industrial, since October 2003; formerly, Group Executive, Industrial & Infrastructure from 2002; formerly, Group Executive, Industrial since 2001; formerly, President, Manufacturing and Life Sciences from 1998; President, ADP Marshall, Inc., a construction subsidiary of the company which was acquired by the company in 1996, which he originally joined in 1978.

     D. Michael Steuert

      Senior Vice President and Chief Financial Officer since May 2001; formerly Senior Vice President and Chief Financial Officer, Litton Industries Inc, a major defense contractor from 1999 to 2001, and Senior Vice President and Chief Financial Officer, GenCorp Inc., a technology-based manufacturing company from 1994 to 1999; joined the company in May 2001.

     Mark A. Stevens

      Group Executive, Commercial Strategy & Risk since October, 2003; formerly Group Executive, Global Services from 2002; formerly Senior Executive, Sales, Marketing & Strategic Planning from 2001; formerly, President, Energy & Chemicals from 1997; joined the company in 1975.

Code of Ethics

      We have long maintained and enforced a “Code of Business Ethics” which applies to all Fluor officers and employees, including our chief executive officer, chief financial officer, and principal accounting officer and controller. A copy of our Code of Business Ethics has been filed as an exhibit to this Form 10-K and has been posted on the investor relations portion of our website, at www.fluor.com. We have disclosed and continue to intend to disclose any changes or amendments to our code of ethics or waivers from our code of ethics applicable to our chief executive officer, chief financial officer, and principal accounting officer or controller by posting such changes or waivers to our website.

Item 11.	Executive Compensation

      Information required by this item is included in the Organization and Compensation Committee Report on Executive Compensation and Executive Compensation and Other Information sections of our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days following the close of our fiscal year, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this item is included in the Stock Ownership and Stock-Based Holdings of Executive Officers and Directors and Executive Compensation and Other Information sections of our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days following the close of our fiscal year, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information required by this item is included in the Other Matters section of the Corporate Governance portion of our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days following the close of our fiscal year, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information required by this item is included in the Ratification of Appointment of Auditors section of our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days following the close of our fiscal year, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

1. Financial Statements:

      Our consolidated financial statements at December 31, 2003 and December 31, 2002 and for each of the three years in the period ended December 31, 2003 and the notes thereto, together with the report of the independent auditors on those consolidated financial statements are hereby filed as part of this Report, beginning on page F-1.

2. Financial Statement Schedules:

      No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits:

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant(1)
3.2	Amended and Restated Bylaws of the registrant*
4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004(8)
10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company)(2)
10.2	Tax Sharing Agreement between the Fluor Corporation and A.T. Massey Coal Company, Inc.(3)
10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann(1)
10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens(7)
10.5	Fluor Corporation 2000 Executive Performance Incentive Plan (4)
10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors(5)
10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002(6)
10.8	Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002(7)
10.9	Directors’ Life Insurance Summary(1)
10.10	Fluor Executives’ Supplemental Benefit Plan(1)
10.11	Fluor Corporation Retirement Plan for Outside Directors(1)
10.12	Executive Severance Plan*
10.13	2001 Key Employee Performance Incentive Plan(6)
10.14	2001 Fluor Stock Appreciation Rights Plan(6)
10.15	Fluor Corporation 2003 Executive Performance Incentive Plan (7)
10.16	Code of Ethics and Business Conduct, as amended and restated*
10.17	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert*
21	Subsidiaries of the registrant*

Exhibit	Description

23	Consent of Independent Auditors*
31.1	Certification of Chief Executive Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer of Fluor Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/ A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(3)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 and incorporated herein by reference.

(b) Reports on Form 8-K:

      On October 3, 2003, we filed a current report on form 8-K to report a temporary suspension of trading under our Employee Benefit Plans, furnished under Items 7 and 11.

      On October 29, 2003, we filed a current report on form 8-K to file our press release dated October 28, 2003 and announcing financial information and results for the quarter ended September 30, 2003, furnished under Items 7 and 9 (pursuant to Item 12).

      On December 3, 2003, we filed a current report on form 8-K to report a temporary suspension of trading under our Employee Benefit Plans, furnished under Items 7 and 11.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION

By:	/s/ D. MICHAEL STEUERT

D. Michael Steuert,
Senior Vice President
and Chief Financial Officer

March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:

/s/ ALAN L. BOECKMANN Alan L. Boeckmann	Chairman of the Board and Chief Executive Officer	March 15, 2004

Principal Financial Officer:

/s/ D. MICHAEL STEUERT D. Michael Steuert	Senior Vice President and Chief Financial Officer	March 15, 2004

Principal Accounting Officer:

/s/ VICTOR L. PRECHTL Victor L. Prechtl	Vice President and Controller	March 15, 2004

Other Directors:

/s/ PETER J. FLUOR Peter J. Fluor	Director	March 15, 2004

/s/ DAVID P. GARDNER David P. Gardner	Director	March 15, 2004

/s/ JAMES T. HACKETT James T. Hackett	Director	March 15, 2004

/s/ KENT KRESA Kent Kresa	Director	March 15, 2004

Signature	Title	Date

/s/ VILMA S. MARTINEZ Vilma S. Martinez	Director	March 15, 2004

/s/ DEAN R. O’HARE Dean R. O’Hare	Director	March 15, 2004

/s/ JOSEPH W. PRUEHER Joseph W. Prueher	Director	March 15, 2004

/s/ ROBIN RENWICK Lord Robin Renwick, K.C.M.G.	Director	March 15, 2004

/s/ MARTHA R. SEGER Martha R. Seger	Director	March 15, 2004

/s/ SUZANNE H. WOOLSEY Suzanne H. Woolsey	Director	March 15, 2004

FLUOR CORPORATION

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31

	2003	2002	2001

	(In thousands, except per share amounts)
TOTAL REVENUES	$8,805,703	$9,958,956	$8,972,161
TOTAL COST OF REVENUES	8,399,477	9,544,785	8,618,972
OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	141,465	160,097	166,961
Interest expense	10,109	8,925	25,011
Interest income	(13,329)	(15,375)	(24,103)

Total cost and expenses	8,537,722	9,698,432	8,786,841

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	267,981	260,524	185,320
INCOME TAX EXPENSE	88,526	90,548	57,554

EARNINGS FROM CONTINUING OPERATIONS	179,455	169,976	127,766
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	1,488	(500)	252
LOSS ON DISPOSAL, NET OF TAXES	(13,104)	(5,861)	(108,608)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(10,389)	—	—

NET EARNINGS	$157,450	$163,615	$19,410

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$2.25	$2.14	$1.64
Discontinued operations	(0.15)	(0.08)	(1.39)
Cumulative effect of change in accounting principle	(0.13)	—	—

Net earnings	$1.97	$2.06	$0.25

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$2.23	$2.13	1.61
Discontinued operations	(0.15)	(0.08)	(1.36)
Cumulative effect of change in accounting principle	(0.13)	—	—

Net earnings	$1.95	$2.05	$0.25

SHARES USED TO CALCULATE EARNINGS PER SHARE
Basic	79,796	79,344	77,801
Diluted	80,539	79,853	79,157

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2003	2002

	(In thousands,
	except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$496,502	$753,367
Accounts and notes receivable	636,162	503,399
Contract work in progress	827,091	432,616
Deferred taxes	118,550	128,558
Other current assets	135,339	106,152

Total current assets	2,213,644	1,924,092

ASSETS OF DISCONTINUED OPERATIONS	—	49,694
PROPERTY, PLANT AND EQUIPMENT
Land	62,143	43,523
Buildings and improvements	271,045	158,422
Machinery and equipment	602,454	581,218
Construction in progress	2,061	2,721

	937,703	785,884
Less accumulated depreciation	368,223	318,864

Net property, plant and equipment	569,480	467,020

OTHER ASSETS
Goodwill	54,157	21,247
Investments	98,206	125,610
Deferred taxes	66,051	113,514
Pension assets	173,613	167,256
Other	274,331	273,718

Total other assets	666,358	701,345

	$3,449,482	$3,142,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$571,535	$452,613
Short-term debt	221,469	—
Advances from affiliate	44,548	257,330
Advance billings on contracts	489,057	524,661
Accrued salaries, wages and benefits	306,786	320,280
Other accrued liabilities	195,743	201,287

Total current liabilities	1,829,138	1,756,171

LIABILITIES OF DISCONTINUED OPERATIONS	—	23,420
LONG-TERM DEBT DUE AFTER ONE YEAR	44,652	17,613
NONCURRENT LIABILITIES	494,158	461,080
CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY
Capital stock
Preferred — authorized 20,000,000 shares without par value, none issued	—	—
Common — authorized 150,000,000 shares ($0.01 par value); issued and outstanding — 82,102,029 and 80,188,322 shares, respectively	821	802
Additional capital	415,078	357,432
Unamortized executive stock plan expense	(24,412)	(18,603)
Accumulated other comprehensive loss	(35,335)	(75,983)
Retained earnings	725,382	620,219

Total shareholders’ equity	1,081,534	883,867

	$3,449,482	$3,142,151

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31

	2003	2002	2001

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$157,450	$163,615	$19,410
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization:
Continuing operations	79,676	77,989	71,911
Discontinued operations	—	—	45,268
Cumulative effect of change in accounting principle, net	10,389	—	—
Deferred taxes	48,284	45,357	(17,128)
Retirement plan contribution in excess of accrual	(620)	(79,500)	(48,312)
Unbilled fees receivable	(21,940)	(5,999)	(10,382)
Special provision, net of cash payments	—	(1,558)	(7,054)
Provisions for impairment of assets	14,817	31,145	139,423
Changes in operating assets and liabilities, excluding effects of business acquisitions/dispositions	(672,822)	(23,562)	444,870
Insurance proceeds	84,055	35,411	—
Equity in earnings of investees	(114)	(13,186)	(14,910)
Other, net	287	(33,967)	(1,328)

Cash provided by (used in) operating activities	(300,538)	195,745	621,768

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures:
Continuing operations	(79,183)	(63,014)	(148,426)
Discontinued operations	(2,583)	(15,960)	(52,489)
Acquisitions, net	(54,531)	—	—
Investments, net	(13,895)	21,944	27,960
Proceeds from disposal of property, plant and equipment	26,065	63,041	51,930
Proceeds from sale of subsidiaries	31,926	50,955	25,696
Other, net	1,046	2,385	1,260

Cash provided (utilized) by investing activities	(91,155)	59,351	(94,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(52,287)	(51,485)	(50,913)
Increase (decrease) in short-term borrowings, net	121,469	(38,175)	(188,636)
Proceeds from sale/leaseback transaction	—	—	127,000
Stock options exercised	28,502	14,851	144,577
Purchases of common stock	(2,691)	(19,199)	(1,404)
Other, net	(5,220)	(1,237)	(479)

Cash provided (utilized) by financing activities	89,773	(95,245)	30,145

Effect of exchange rate changes on cash	45,055	20,862	(7,040)

Increase (decrease) in cash and cash equivalents	(256,865)	180,713	550,804
Cash and cash equivalents at beginning of period	753,367	572,654	21,850

Cash and cash equivalents at end of period	$496,502	$753,367	$572,654

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
				Unamortized	Other
				Executive	Comprehensive
			Additional	Stock Plan	Income	Retained
	Shares	Amount	Capital	Expense	(Loss)	Earnings	Total

	(In thousands, except per share amounts)
BALANCE AT DECEMBER 31, 2000	74,609	$746	$167,869	$(32,411)	$(42,719)	$539,592	$633,077
Comprehensive income
Net earnings	—	—	—	—	—	19,410	19,410
Foreign currency translation adjustment (net of deferred taxes of $5,126)	—	—	—	—	(7,086)	—	(7,086)

Comprehensive income							12,324
Cash dividends ($0.64 per share)	—	—	—	—	—	(50,913)	(50,913)
Exercise of stock options, net	5,565	55	144,522	—	—	—	144,577
Stock option tax benefit	—	—	35,170	—	—	—	35,170
Issuance of warrant	—	—	6,380	—	—	—	6,380
Amortization of executive stock plan expense	—	—	—	9,308	—	—	9,308
Purchases of common stock	(39)	—	(1,404)	—	—	—	(1,404)
Repurchase of restricted stock, net	(28)	—	423	324	—	—	747

BALANCE AT DECEMBER 31, 2001	80,107	801	352,960	(22,779)	(49,805)	508,089	789,266
Comprehensive income
Net earnings	—	—	—	—	—	163,615	163,615
Foreign currency translation adjustment (net of deferred taxes of $1,623)	—	—	—	—	2,538	—	2,538
Pension plan adjustment	—	—	—	—	(28,716)	—	(28,716)

Comprehensive income							137,437
Cash dividends ($0.64 per share)	—	—	—	—	—	(51,485)	(51,485)
Exercise of stock options, net	618	6	14,845	—	—	—	14,851
Stock option tax benefit	—	—	2,799	—	—	—	2,799
Amortization of executive stock plan expense	—	—	—	10,433	—	—	10,433
Purchases of common stock	(726)	(7)	(19,192)	—	—	—	(19,199)
Repurchase of restricted stock, net	—	—	(1,237)	1,002	—	—	(235)
Issuance of restricted stock, net	189	2	7,257	(7,259)	—	—	—

BALANCE AT DECEMBER 31, 2002	80,188	802	357,432	(18,603)	(75,983)	620,219	883,867
Comprehensive income
Net earnings	—	—	—	—	—	157,450	157,450
Foreign currency translation adjustment (net of deferred taxes of $24,711)	—	—	—	—	38,650	—	38,650
Pension plan adjustment	—	—	—	—	1,998	—	1,998

Comprehensive income							198,098
Cash dividends ($0.64 per share)	—	—	—	—	—	(52,287)	(52,287)
Exercise of stock options, net	1,101	12	28,490	—	—	—	28,502
Stock option tax benefit	—	—	3,652	—	—	—	3,652
Amortization of executive stock plan expense	—	—	—	12,526	—	—	12,526
Purchases of common stock	(94)	(1)	(2,690)	—	—	—	(2,691)
Repurchase of restricted stock, net	—	(2)	(5,218)	1,504	—	—	(3,716)
Conversion of restricted stock units	—	—	2,387	11,196	—	—	13,583
Issuance of restricted stock, net	907	10	31,025	(31,035)	—	—	—

BALANCE AT DECEMBER 31, 2003	82,102	$821	$415,078	$(24,412)	$(35,335)	$725,382	$1,081,534

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Accounting Policies

Principles of Consolidation

      The financial statements include the accounts of the company and its subsidiaries. The equity method of accounting is used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is accounted for on the cost method. Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company recognizes its proportional share of venture revenues, costs and operating profits in its consolidated statement of earnings and generally uses the one-line equity method of accounting in the consolidated balance sheet. The company evaluates the applicability of Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (FIN 46-R) (see Lease Obligations) to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards.

      As more fully described in the following Note, in September 2001, the company adopted a plan to dispose of certain non-core operations. As a result, certain non-core operations are presented as discontinued operations. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2001 and 2002 have been reclassified to conform with the 2003 presentation.

Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

Engineering and Construction Contracts

      The company recognizes engineering and construction contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Customer-furnished materials, labor and equipment, and in certain cases subcontractor materials, labor and equipment, are included in revenues and cost of revenues when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenues recognized in excess of amounts billed are classified as current assets under contract work in progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billings on contracts. The company anticipates that substantially all incurred costs associated with contract work in progress at December 31, 2003 will be billed and collected in 2004. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price.

Depreciation and Amortization

      Additions to property, plant and equipment are recorded at cost. Assets are depreciated principally using the straight-line method over the following estimated useful lives: buildings and improvements — six to 50 years and machinery and equipment — one to 10 years. Leasehold improvements are amortized over the lives of the respective leases.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective for the company’s calendar year 2002. Under SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. During 2003, the company completed its annual goodwill impairment tests in the first quarter and has determined that none of the goodwill is impaired. Application of the non-amortization provisions resulted in an increase in earnings from continuing operations of $3.4 million ($0.04 per diluted share) in 2003 and 2002 compared with 2001.

Income Taxes

      Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company’s financial statements or tax returns.

Earnings Per Share

      Basic earnings per share (EPS) is calculated by dividing earnings from continuing operations, loss from discontinued operations, cumulative effect of change in accounting principle and net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options and restricted stock, equity forward contracts, and a warrant for the purchase of 460,000 shares.

      For the period ended December 31, 2003, options to purchase 887,381 shares of common stock and 17,403 shares of unvested restricted stock were not included in the computation of diluted earnings per share because these securities are antidilutive. Antidilutive options and unvested restricted stock not included in the computation of diluted earnings per share for the period ended December 31, 2002 were 4,430,865 and 763,922, respectively, and 906,925 and 12,300, respectively for the period ended December 31, 2001.

      The impact of dilutive securities on the company’s EPS calculation is as follows:

	Year Ended
	December 31

Period Ended	2003	2002	2001

	(Shares in thousands)
Employee stock options/ restricted stock	633	509	1,340
Warrant	110	—	16

	743	509	1,356

Advances From Affiliate

      Advances from affiliate relate to cash received by a joint venture entity from advance billings on contracts, which are made available to the partners. Such advances are classified as an operating liability of the company.

Derivatives and Hedging

      The company uses forward exchange contracts to hedge certain foreign currency transactions entered into in the ordinary course of business. At December 31, 2003, the company had approximately $53 million of foreign exchange contracts outstanding relating to engineering and construction contract obligations. The company does not engage in currency speculation. The forward exchange contracts generally require the company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations to deliver the contracted currencies, the company could be at risk for any currency related fluctuations. The contracts are of varying duration, none of which extend beyond December 2006. The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. All existing fair value hedges are determined to be highly effective. As a result, the impact to earnings due to hedge ineffectiveness is immaterial for 2003, 2002 and 2001. The transition adjustment upon adoption was immaterial.

      The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. Under certain limited circumstances, such foreign currency payment provisions could be deemed embedded derivatives under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). As of December 31, 2003, 2002 and 2001, the company had no significant embedded derivatives in any of its contracts.

      In April 2003 the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of the provisions of SFAS 149 did not have a material effect on the company’s consolidated financial statements.

Concentrations of Credit Risk

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

Stock Plans

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

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). This statement amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to require more prominent disclosures in financial statements about the effects of stock-based compensation. The company adopted the provisions of SFAS 148 effective December 31, 2002.

      Under APB Opinion No. 25, no compensation cost is recognized for the option plans where vesting provisions are based only on the passage of time. Had the company recorded compensation expense using the

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting method recommended by SFAS 123, net earnings and diluted earnings per share would have been reduced to the pro forma amounts as follows:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Net earnings
As reported	$157,450	$163,615	$19,410
Stock-based employee compensation expense, net of tax	(8,577)	(8,340)	(10,514)

Pro forma	$148,873	$155,275	$8,896

Basic net earnings per share
As reported	$1.97	$2.06	$0.25

Pro forma	$1.86	$1.95	$0.11

Diluted net earnings per share
As reported	$1.95	$2.05	$0.25

Pro forma	$1.84	$1.94	$0.11

Comprehensive Income (Loss)

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The company reports the cumulative foreign currency translation adjustments and adjustments related to recognition of minimum pension liabilities as components of Accumulated other comprehensive income (loss). At December 31, 2003, Accumulated other comprehensive loss included cumulative foreign currency translation adjustments of $8.6 million (net of deferred tax of $5.5 million) and adjustments related to recognition of minimum pension liabilities of $26.7 million (net of deferred taxes of $11.5 million).

      Throughout 2003, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. Most of these unrealized gains relate to cash balances held in currencies other than the U.S. dollar.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The revenues and earnings (loss) from discontinued operations are as follows:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Revenue
Dealership operations	$30,097	$155,909	$279,099
Other equipment operations	—	7,880	10,153
Temporary staffing operations	34	67,661	138,102

Total Revenue	$30,131	$231,450	$427,354

Earnings (loss) from discontinued operations:
Dealership operations	$2,575	$4,214	$13,569
Other equipment operations	117	213	(1,787)
Temporary staffing operations	(404)	(4,036)	(9,898)

Earnings from discontinued operations before tax	2,288	391	1,884
Provision for taxes	800	891	1,632

Earnings (loss) from discontinued operations	$1,488	$(500)	$252

Loss on disposal before tax	$(7,386)	$(8,770)	$(139,423)
Provision for taxes (tax benefit)	5,718	(2,909)	(30,815)

Loss on disposal	$(13,104)	$(5,861)	$(108,608)

      The assets and liabilities of the discontinued operations consisted of the following:

	Period Ended December 31

	2003	2002

	(In thousands)
Accounts and notes receivable	$—	$9,551
Inventories and other assets	—	10,905
Property, plant and equipment, net	—	29,238

Total assets of discontinued operations	$—	$49,694

Accounts and notes payable	$—	$10,093
Accrued and other liabilities	—	13,327

Total liabilities of discontinued operations	$—	$23,420

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Application of this statement did not have a significant effect on the company’s consolidated results of operations or financial position.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Investments and Acquisitions

      From time to time, the company enters into investment arrangements, including joint ventures, that are related to its engineering and construction business. During 2001 through 2003, the majority of these expenditures related to ongoing investments in an equity fund that focuses on energy related projects and a number of smaller, diversified ventures.

      In 2002, the company adopted SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Application of this statement did not have a significant effect on the company’s consolidated results of operations or financial position.

      In the first quarter of 2003, the company completed two niche acquisitions to strengthen and expand existing business segments.

      In January 2003, the company acquired Del-Jen, Inc. (“Del-Jen”), a leading provider of services to the Departments of Defense and Labor. The acquisition will expand the company’s ability to provide services in the government outsourcing market and will be reported in the company’s Government segment. Del-Jen was acquired for $33.3 million in cash. In connection with this acquisition, the company recorded goodwill of $24.0 million and intangible assets of $3.2 million. Goodwill is no longer amortized but is reviewed periodically for impairment in accordance with SFAS 142. The intangible assets are being amortized over useful lives ranging from three to seven years.

      In March 2003, the company acquired five specialty operations and maintenance (“O&M”) business groups from Philip Services Corporation. The acquired businesses, which have been named Plant Performance Services (“P2S”), will expand and strengthen the O&M services business component of the Global Services segment and complement the company’s core engineering, procurement, and construction business. The business groups were acquired for $21.2 million in cash. The seller retained the working capital for these businesses. During the period from the date of acquisition through December 31, 2003, approximately $44 million of working capital has been provided to the business to fund normal operations. The company has obtained independent appraisals and is in the process of completing its determination of the fair values of the acquired assets. As of December 31, 2003, the allocation of the purchase price has not been finalized pending valuation of assets acquired.

      In November 2003, the company acquired the International Division of J.A. Jones Construction Company (J.A. Jones), which provides design-build and construction services to the U.S. Government. This acquisition will further expand the company’s portfolio of government business. J.A. Jones has been renamed J.A. Jones International (A Fluor Company) and is reported in the Government segment. The acquisition did not have a material impact on the company’s consolidated financial statements.

      The company’s consolidated financial statements include the operating results of these businesses from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis to the company’s consolidated results of operations.

      In February 2004, the company acquired Trend Western Technical Corporation, a provider of logistics and operations services to military bases in the United States and Guam. The acquisition will further expand the service offering and the international reach of Del-Jen. The acquisition is not expected to have a material impact on the company’s consolidated results of operations for 2004.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows

      Cash flows as shown in the Consolidated Statement of Cash Flows and changes in operating assets and liabilities shown below include the effects of discontinued operations on a consolidated basis, without separate identification and classification of discontinued operations.

      Securities with maturities of 90 days or less at the date of purchase are classified as cash equivalents. Securities with maturities beyond 90 days, when present, are classified as marketable securities within current assets and are carried at fair value.

      The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows comprise:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
(Increase) decrease in:
Accounts and notes receivable	$(129,232)	$54,806	$46,062
Contract work in progress	(394,475)	(49,361)	(18,514)
Inventories	(1,957)	36,666	29,053
Other current assets	(35,935)	(7,392)	(199)
Increase (decrease) in:
Accounts payable	111,182	59,267	(80,273)
Advances from affiliate	(212,782)	(282,084)	374,816
Advance billings on contracts	(35,604)	100,419	113,003
Accrued liabilities	25,981	64,117	(19,078)

(Increase) decrease in operating assets and liabilities	$(672,822)	$(23,562)	$444,870

Cash paid during the period for:
Interest	$10,028	$8,780	$30,072
Income taxes	$22,962	$46,485	$52,631
Supplemental disclosure of noncash activity:
Warrant issued	$—	$—	$6,380
Non-cash investing and financing activities:
Consolidation of leased property, plant and equipment	$(106,957)	$—	$—
Consolidation of lease financing	$127,021	$—	$—

Strategic Reorganization Costs

      In March 1999, the company reorganized its engineering and construction operations and recorded a special provision to cover direct and other reorganization related costs primarily for personnel, facilities and asset impairment adjustments. The plan was successfully implemented and carried out. As of December 31, 2003, the remaining unexpended reserve is $1.5 million and relates to non-U.S. personnel costs that will be paid as follows: 2004 — $0.8 million; 2005 — $0.3 million; 2006 — $0.2 million; 2007 — $0.1 million; thereafter — $0.1 million.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      The income tax expense (benefit) included in the Consolidated Statement of Earnings is as follows:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Current:
Federal	$3,183	$4,904	$—
Foreign	37,279	33,406	44,090
State and local	5,996	4,863	1,409

Total current	46,458	43,173	45,499

Deferred:
Federal	38,770	34,027	(19,110)
Foreign	3,953	14,771	157
State and local	409	(3,441)	1,825

Total deferred	43,132	45,357	(17,128)

Total income tax expense	$89,590	$88,530	$28,371

      The income tax expense (benefit) applicable to continuing operations, discontinued operations and cumulative effect of change in accounting principle is as follows:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Provision for continuing operations:
Current	$54,756	$56,249	$45,499
Deferred	33,770	34,299	12,055

Total provision for continuing operations	88,526	90,548	57,554

Provision (benefit) for discontinued operations:
Current	(8,298)	(13,076)	—
Deferred	14,816	11,058	(29,183)

Total provision (benefit) for discontinued operations	6,518	(2,018)	(29,183)

Provision for cumulative effect of change in accounting principle:
Current	—	—	—
Deferred	(5,454)	—	—

Total provision for cumulative effect of change in accounting principle	(5,454)	—	—

Total income tax expense	$89,590	$88,530	$28,371

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of U.S. statutory federal income tax expense to income tax expense on earnings from continuing operations is as follows:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
U.S. statutory federal tax expense	$93,793	$91,183	$64,862
Increase (decrease) in taxes resulting from:
Valuation allowance	19,471	—	—
State and local income taxes	4,163	4,214	1,950
Items without tax effect, net	1,440	10,066	9,251
Tax return adjustments and settlements	(22,279)	(6,671)	(5,823)
Foreign Sales Corporation tax benefit	(3,390)	(4,587)	(4,020)
Utilization of tax credits	(2,855)	—	—
Utilization of foreign loss carryforwards/ carrybacks	(939)	(2,218)	(7,678)
Utilization of domestic loss carryforwards/ carrybacks	(730)	—	—
Other, net	(148)	(1,439)	(988)

Total income tax expense — continuing operations	$88,526	$90,548	$57,554

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31

	2003	2002

	(In thousands)
Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$58,289	$53,335
Employee time-off accrual	41,155	44,228
Project performance and general reserves	36,829	35,148
Workers’ compensation insurance accruals	22,190	29,155
Tax credit carryforwards	46,641	44,745
Tax basis of investments in excess of book basis	23,558	41,206
Net operating loss carryforwards	20,703	43,158
Capital loss carryforwards	10,271	6,718
Lease related expenditures	6,838	5,651
Translation adjustments	5,509	30,220
Impairment of assets held for sale or disposal	—	15,374
Other	16,802	10,043

Total deferred tax assets	288,785	358,981
Valuation allowance for deferred tax assets	(63,670)	(61,711)

Deferred tax assets, net	$225,115	$297,270

Deferred tax liabilities:
Tax on unremitted non-U.S. earnings	$(29,426)	$(26,712)
Book basis of property, equipment and other capital costs in excess of tax basis	(6,532)	(13,431)
Other	(4,556)	(15,055)

Total deferred tax liabilities	(40,514)	(55,198)

Net deferred tax assets	$184,601	$242,072

      The company has U.S. and non-U.S. net operating loss carryforwards of approximately $42 million and $20 million, respectively, at December 31, 2003. The utilization of the U.S. losses are subject to certain limitations. Of the $42 million U.S. losses, $36 million will expire in the years 2020 and 2021 while the remaining $6 million will expire in the years 2004 and 2005. The non-U.S. losses largely relate to the company’s operations in Australia, and can be carried forward indefinitely until fully utilized.

      The company has U.S. and non-U.S. capital loss carryforwards of approximately $18 million and $12 million, respectively, at December 31, 2003. The U.S. capital loss will expire in 2006 whereas the non-U.S. losses may be carried forward indefinitely.

      The company has foreign tax credit carryforwards of approximately $39 million, of which $6 million will expire in 2004, $27 million in 2006, and $6 million in 2007. The company also has alternative minimum tax credit carryforwards of approximately $8 million, which will never expire.

      The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign tax credit carryforwards, capital loss carryforwards, certain project performance reserves and the net operating loss carryforwards of U.S. and certain non-U.S. subsidiaries.

      Residual income taxes of approximately $5 million have not been provided on approximately $14 million of undistributed earnings of certain foreign subsidiaries at December 31, 2003 because the company intends to keep those earnings reinvested indefinitely.

      United States and foreign earnings from continuing operations before taxes are as follows:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
United States	$113,038	$116,481	$41,263
Foreign	154,943	144,043	144,057

Total	$267,981	$260,524	$185,320

Retirement Benefits

      The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees. Contributions to defined contribution retirement plans are based on a percentage of the employee’s compensation. Expense recognized for these plans of approximately $72 million, $68 million and $37 million in the years ended December 31, 2003, 2002 and 2001, respectively, is primarily related to domestic engineering and construction operations. Contributions to defined benefit pension plans are generally at the minimum annual amount required by applicable regulations. During 2003, the company contributed $31 million and $21 million, respectively, to the domestic defined benefit cash balance plan and to non-U.S. pension plans in order to maintain full funding of benefits accumulated under the plan. Payments to retired employees under these plans are generally based upon length of service, age and/or a percentage of qualifying compensation. The defined benefit pension plans are primarily related to domestic and international engineering and construction salaried employees and U.S. craft employees.

      In December 2003, the FASB issued SFAS No. 132 (revised December 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132-R). This statement amends the disclosure requirements of SFAS 132 to require more details about retirement plan assets, benefit obligations, cash flows and other relevant information. SFAS 132-R is effective for years ending after December 15, 2003, except certain benefit payment and international plan disclosures that are effective for fiscal years after June 15, 2004. New disclosures relating to international plans are included in the accompanying information. The adoption of the disclosure provisions of SFAS 132-R did not have a material effect on the company’s consolidated financial statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension expense for continuing operations defined benefit pension plans includes the following components:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Service cost	$33,634	$33,928	$31,195
Interest cost	38,358	33,988	30,244
Expected return on assets	(40,318)	(44,252)	(41,249)
Amortization of transition asset	(758)	(1,690)	(1,808)
Amortization of prior service cost	(77)	36	34
Recognized net actuarial loss	20,999	8,958	1,352

Net periodic pension expense	$51,838	$30,968	$19,768

      The ranges of assumptions indicated below cover defined benefit pension plans in Australia, Germany, the United Kingdom, The Netherlands and the United States. These assumptions are as of each respective fiscal year-end based on the then current economic environment in each host country. The company uses December 31 as the measurement date for its plans.

December 31

	2003	2002	2001

For determining benefit obligations at year-end:
Discount rates	5.50-6.00%	5.75-7.00%	6.25-7.75%
Rates of increase in compensation levels	3.00-4.00%	3.00-4.00%	3.50-4.00%
For determining net periodic cost for year:
Discount rates	5.50-7.00%	5.75-7.00%	6.25-7.75%
Rates of increase in compensation levels	3.00-4.00%	3.00-4.00%	3.50-4.00%
Expected long-term rates of return on assets	5.00-8.00%	5.00-9.50%	5.00-9.50%

      The following table sets forth the actual and target allocations of plan assets.

		December 31
	Target
	Allocation	2003	2002

Asset category:
Equity securities	60-70%	63%	66%
Debt securities	30-40%	28%	34%
Real estate	0%	0%	0%
Other	0%	9%	0%

Total		100%	100%

      Plan assets include zero shares of the company’s common stock.

      Assumptions concerning discount rates, long-term rates of return on assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Recent decreases in long-term interest rates have the effect of increasing plan liabilities and if expected returns on plan assets are not achieved, future funding obligations could increase substantially. Assuming no changes in

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current assumptions, the company expects to fund approximately $30 to $50 million for the calendar year 2004. If the discount rate were reduced by 25 basis points, plan liabilities would increase by approximately $25 million.

      The investment of assets in defined benefit plans is based on the expected long-term capital market outlook. Asset return assumptions utilizing historical returns, correlations and investment manager forecasts are set forth for each major asset category including public domestic, international and global equities, private equities, government, corporate and emerging market debt. Investment allocations are determined by each Plan’s Investment Committee and/or Trustees. Long-term allocation guidelines are set and expressed in terms of a target and target range allocation for each asset class to provide portfolio management flexibility. The asset allocation is diversified to maintain risk at a reasonable level without sacrificing return. Factors including the future growth in the number of plan participants and forecasted benefit obligations, inflation and the rate of salary increases are also considered in developing asset allocations and target return assumptions. In the case of certain foreign plans, asset allocations may be governed by local requirements. While most of the company’s plans are not prohibited from investing in the capital stock of Fluor Corporation, there are no such directed investments at the present time.

      The following table sets forth the change in benefit obligation, plan assets and funded status of the company’s defined benefit pension plans.

	December 31

	2003	2002

	(In thousands)
Change in pension benefit obligation
Benefit obligation at beginning of period	$600,261	$515,651
Service cost	33,634	33,928
Interest cost	38,358	33,988
Employee contributions	3,689	2,939
Currency translation	50,832	37,202
Actuarial loss	54,436	12,576
Benefits paid	(33,901)	(36,023)

Benefit obligation at end of period	$747,309	$600,261

Change in plan assets
Fair value at beginning of period	$533,567	$503,839
Actual return (loss) on plan assets	89,333	(80,056)
Company contributions	52,458	110,468
Employee contributions	3,689	2,939
Currency translation	41,122	32,400
Benefits paid	(33,901)	(36,023)

Fair value at end of period	$686,268	$533,567

Funded status	$(61,041)	$(66,694)
Unrecognized net actuarial loss	245,924	247,805
Unrecognized prior service cost	(364)	(326)
Unrecognized net asset	(673)	(1,368)

Net amount recognized	$183,846	$179,417

      The above table includes obligations and assets of certain discontinued operations for which the company retains responsibility.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amounts recognized in the consolidated balance sheet as of December 31, 2003 and 2002 are as follows:

	December 31

	2003	2002

	(In thousands)
Prepaid benefit cost	$173,613	$167,256
Accrued benefit cost	(27,935)	(28,862)
Accumulated other comprehensive income (loss)	38,168	41,023

Net amount recognized	$183,846	$179,417

      The following table sets forth selected information for a non-U.S. plan with an accumulated benefit obligation in excess of plan assets as of December 31, 2003 and 2002:

	December 31

	2003	2002

	(In thousands)
Projected benefit obligation	$148,104	$120,194
Accumulated benefit obligation	132,907	109,043
Fair value of plan assets	104,972	80,181

Additional information:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$(927)	$28,862

      In addition to the company’s defined benefit pension plans, the company and certain of its subsidiaries provide health care and life insurance benefits for certain retired employees. The health care and life insurance plans are generally contributory, with retiree contributions adjusted annually. Service costs are accrued currently. The accumulated postretirement benefit obligation at December 31, 2003, 2002 and 2001 was determined in accordance with the current terms of the company’s health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 10 percent in 2004 down to 5 percent in 2009 and beyond. The effect of a one percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation and the aggregate of the annual service and interest costs by approximately $1.9 million and $0.1 million, respectively. The effect of a one percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and the aggregate of the annual service and interest costs by approximately $1.8 million and $0.1 million, respectively.

      Net periodic postretirement benefit cost for continuing operations includes the following components:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Service cost	$—	$—	$—
Interest cost	2,243	2,055	2,009
Expected return on assets	—	—	—
Amortization of prior service cost	—	—	—
Actuarial adjustment	—	165	—
Recognized net actuarial (gain) loss	631	114	—

Net periodic postretirement benefit cost	$2,874	$2,334	$2,009

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the change in benefit obligation of the company’s postretirement benefit plans for continuing operations:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Change in pension benefit obligation
Benefit obligation at beginning of period	$41,533	$31,429	$30,588
Service cost	—	—	—
Interest cost	2,243	2,055	2,009
Employee contributions	4,650	4,215	363
Actuarial (gain) loss	(4,588)	12,091	2,595
Benefits paid	(9,293)	(8,257)	(4,126)

Benefit obligation at end of period	$34,545	$41,533	$31,429

Funded status	$(34,545)	$(41,533)	$(31,429)
Unrecognized net actuarial loss	10,594	15,813	4,001

Accrued postretirement benefit obligation	$(23,951)	$(25,720)	$(27,428)

      The discount rate used in determining the postretirement benefit obligation was 6.00 percent at December 31, 2003 and 7.00 percent at December 31, 2002 and 2001.

      On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The impact of the Act is not reflected in any amounts disclosed in the financial statements or accompanying notes. The company is currently reviewing the effects the Act will have on its plans and expect to complete that review during 2004. In addition, the company is waiting for guidance from the United States Department of Health and Human Services on how the employer subsidy provision will be administered and from the FASB on how the impact of the Act should be recognized in the financial statements.

      The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      The estimated fair value of the company’s financial instruments are as follows:

	December 31, 2003		December 31, 2002

	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Assets:
Cash and cash equivalents	$496,502	$496,502	$753,367	$753,367
Notes receivable, including noncurrent portion	18,933	18,933	18,077	18,033
Long-term investments	7,458	7,926	25,214	25,682
Liabilities:
Commercial paper, loan notes and notes payable	221,469	221,469	—	—
Long-term debt, including current portion	44,652	46,095	17,613	18,857
Other noncurrent financial liabilities	15,413	15,413	14,728	14,728
Other financial instruments:
Foreign currency contracts	147	147	(449)	(449)
Letters of credit	—	1,548	—	735
Lines of credit	—	446	—	672

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

Financing Arrangements

      The company has unsecured committed revolving short- and long-term lines of credit with banks from which it may borrow for general corporate purposes up to a maximum of $300 million. Commitment and facility fees are paid on these lines. At December 31, 2003, the company utilized $121 million of its committed lines to support commercial paper. This debt bears interest at market rates for commercial paper instruments. The committed lines may also be used for borrowings which bear interest at prime rates based on the London Interbank Offered Rate (“LIBOR”), domestic certificates of deposit or other rates which are mutually acceptable to the banks and the company.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company has $731 million in committed and uncommitted lines of credit to support letters of credit. At December 31, 2003, $355 million of these lines of credit were used to support undrawn letters of credit. In addition, the company has $120 million in uncommitted lines for general cash management purposes.

      During the last quarter of 2003, the company issued commercial paper at a discount with a weighted average effective interest rate of 1.10 percent.

      Short-term debt comprises:

	December 31

	2003	2002

	(In thousands)
Commercial paper	$121,469	$—
Facilities financing	100,000	—

Total short-term debt	$221,469	$—

      Long-term debt comprises:

	December 31

	2003	2002

	(In thousands)
Facilities financing	$27,021	$—
5.625% Municipal bonds	17,631	17,613

Total long-term debt	$44,652	$17,613

      Certain of the company’s engineering office facilities, located in Aliso Viejo, California and Calgary, Canada, are leased through arrangements involving variable interest entities. Beginning in 2003, the company consolidated these entities in its financial statements as prescribed by FIN 46-R.

      At December 31, 2003, short-term and long-term debt included $100 million and $27 million, respectively, related to the consolidation of the Aliso Viejo and Calgary entities, respectively. The debt for these entities provides for interest only payments at interest rates based on a reference rate (LIBOR for the Aliso Viejo facility and Canadian banker’s acceptance for the Calgary facility) plus a margin. Maturity on the debt coincides with the term of the leases, which expire in 2004 for facilities in Aliso Viejo and 2006 for facilities in Calgary. Rent payments are equal to the debt service on the underlying financing.

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

      On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS 150 did not have a material effect on the company’s consolidated financial statements.

      On February 17, 2004, the company issued $300 million in convertible senior notes due February 15, 2024 and received $294 million, net of underwriting discounts. The notes bear interest at a rate of 1.50 percent with interest payable semi-annually on February 15 and August 15 of each year. On or after February 15, 2005, the notes are convertible, subject to adjustment in certain events, into approximately 5.9 million shares of the company’s common stock at an initial conversion price of $55.94 per share. Upon conversion, the

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company has the right to deliver, in lieu of common stock, cash or a combination of cash and shares of the company’s stock.

      Holders of notes may require the company to purchase all of a portion of their notes on February 15, 2009, February 15, 2014 and February 15, 2019 at 100 percent of the principal amount plus accrued and unpaid interest. The company will pay the first put on February 15, 2009 in cash and subsequent puts in cash, stock or a combination thereof at its option. Subsequent to February 16, 2009, the notes are redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. In the event of a change of control of Fluor, each holder may require the company to repurchase the notes for cash, in whole or in part, at 100 percent of the principle amount plus accrued and unpaid interest.

      Subsequent to receipt of proceeds from the issuance of the convertible senior notes the company repaid all outstanding commercial paper.

      On February 17, 2004, the underwriters of the convertible senior notes exercised their over-allotment option to purchase an additional $30 million in principal amount of notes. On February 19, 2004, the company received proceeds of $29.4 million, net of underwriting discounts.

      On February 27, 2004, the company exercised its option to purchase the Aliso Viejo engineering and office facilities using proceeds received from the issuance of the convertible senior notes.

Other Noncurrent Liabilities

      The company maintains appropriate levels of insurance for business risks. Insurance coverages contain various deductible amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities include $35 million and $55 million at December 31, 2003 and 2002, respectively, relating to these liabilities.

      The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. At December 31, 2003 and 2002, $236 million and $202 million were accrued under these plans and included in noncurrent liabilities.

      At December 31, 2003 and 2002, $28 million and $29 million, respectively, were included in noncurrent liabilities relating to the minimum pension liability for a non-U.S. plan.

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

      During the year ended December 31, 2003, the company issued 1,085,950 nonqualified stock options and 51,500 SARS with annual vesting of 25%. During the year ended December 31, 2002, the company issued 736,660 nonqualified stock options and 34,300 SARS with annual vesting of 25%. During the year ended December 31, 2001, the company issued 1,040,298 nonqualified stock options and 48,750 SARS with annual vesting of 25%.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been attained as established by the Committee. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the company. Restricted stock granted under the plans totaled 1,079,813 shares, 245,110 shares and 17,504 shares in the years ended December 31, 2003, 2002 and 2001, respectively. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2003, 2002 and 2001 was $29, $30 and $45 per share, respectively. Recorded compensation cost, net of tax, for restricted stock plans totaled $7 million, $4 million and $6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      For purposes of calculating the proforma stock-based compensation expense as presented in the table on page F-9, the following weighted-average assumptions were used for new grants:

	December 31

	2003	2002	2001

Expected option lives (years)	5	6	6
Risk-free interest rates	3.00%	3.25%	4.74%
Expected dividend yield	2.21%	2.20%	1.75%
Expected volatility	42.06%	45.50%	48.30%

      The fair value of each option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The weighted-average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $9, $12 and $20 per share, respectively.

      The following table summarizes stock option activity:

		Weighted Average
		Exercise Price
	Stock Options	Per Share

Outstanding at December 31, 2000	9,355,124	$27

Granted	1,040,298	44
Expired or canceled	(269,189)	34
Exercised	(5,564,921)	26

Outstanding at December 31, 2001	4,561,312	$31

Granted	736,660	30
Expired or canceled	(97,421)	37
Exercised	(627,896)	24

Outstanding at December 31, 2002	4,572,655	$31

Granted	1,085,950	29
Expired or canceled	(111,177)	43
Exercised	(1,101,406)	45

Outstanding at December 31, 2003	4,446,022	$32

Exercisable at:
December 31, 2003	2,693,830	$32
December 31, 2002	3,400,858	$30
December 31, 2001	3,299,216	$27

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, there are 4,510,924 shares available for future grant. Available for grant includes shares which may be granted as either stock options or restricted stock, as determined by the Committee under the company’s various stock plans.

      At December 31, 2003, there are 4,446,022 options outstanding with exercise prices between $17 and $45, with a weighted-average exercise price of $32 and a weighted-average remaining contractual life of 3.1 years; 2,693,830 of these options are exercisable with a weighted-average exercise price of $32. Of the options outstanding, 1,283,531 have exercise prices between $17 and $26, with a weighted-average exercise price of $25 and a weighted-average remaining contractual life of 5.2 years; 1,280,054 of these options are exercisable with a weighted-average exercise price of $25. The remaining 3,162,491 outstanding options have exercise prices between $27 and $45, with a weighted-average exercise price of $31 and a weighted-average remaining contractual life of 5.8 years; 1,413,776 of these options are exercisable with a weighted-average exercise price of $39.

Lease Obligations

      Net rental expense for continuing operations amounted to approximately $90 million, $83 million and $76 million in the years ended December 31, 2003, 2002 and 2001, respectively. The company’s lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property.

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

      In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46-R). FIN 46-R provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

      The company also has operating leases for its corporate headquarters and engineering center in Aliso Viejo, California and an office in Calgary, Canada. The entities that own the facilities have debt issued by banks that is secured by leases of the facilities. The leases provide for the company to pay rent that is sufficient to provide debt service and a return to the equity interests. The leases contain residual value guarantees totaling $105 million. . If the company defaults on the lease payments or were to fail to meet its obligations under the residual value guarantee, the lenders to and owners of the entities could proceed with recourse actions against the company to enforce payment. The company has no ownership interest in the companies that own the facilities but is deemed to be the primary beneficiary of the variable interests of these entities and has consolidated these interests in the company’s financial statements in 2003 under the requirements of FIN 46-R. At December 31, 2003, the effect of this consolidation resulted in an increase of $100 million and $27 million in reported short-term and long-term debt, respectively, and an increase in Property, Plant and Equipment of $107 million. None of the terms of the leasing arrangements or the company’s obligations as a lessee were impacted by this change in accounting. The cumulative impact of the difference in earnings,

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounting to a charge of $10.4 million net of tax, relating to prior years was reported in the first quarter of 2003 as the cumulative effect of a change in accounting principle.

      On February 27, 2004, the company exercised its option to purchase the Aliso Viejo engineering and office facilities for the balance of debt outstanding using proceeds received from the issuance of convertible senior notes. At December 31, 2003, the company’s balance sheet included $100 million of outstanding short-term debt and buildings with a net book value of $82 million in connection with the Aliso Viejo facility.

      The company’s obligations for minimum rentals under non-cancelable leases are as follows:

Year Ended December 31,
(In thousands)
2004	$30,776
2005	28,365
2006	20,398
2007	16,705
2008	15,792
Thereafter	159,220

Contingencies and Commitments

      The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. The company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Clients have made claims arising from engineering and construction contracts against the company, and the company has made certain claims against clients for costs incurred in excess of the current contract provisions. Recognized claims against clients amounted to $16 million at both December 31, 2003 and 2002. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material effect on its consolidated financial position or results of operations.

      As of December 31, 2003, several matters on certain completed and in progress projects are in the dispute resolution process. The following discussion provides a background and current status of these matters:

     Murrin Murrin

      Disputes between Fluor Australia (“Fluor”) and its client, Anaconda Nickel (“Anaconda”), over the Murrin Murrin Nickel Cobalt project located in Western Australia were partially resolved through arbitration during the third quarter of 2002. The first phase of the arbitration hearing was completed in May 2002 and a decision was rendered in September 2002 resulting in an award to Anaconda of A$147 million (subsequently amended to A$150 million [US$84.0 million]) and an award to Fluor of A$107 million [US$59.9 million] for amounts owing from Anaconda under the contract. The company has recovered the first phase award plus substantially all defense costs incurred from available insurance.

      On July 28, 2003, the Supreme Court of Victoria, Australia granted Anaconda’s appeal of an issue that had been decided in favor of Fluor by the arbitration panel in the first phase. This decision sends the arbitration panel’s denial of Anaconda’s claim for the cost of a fifth autoclave train back to the panel for further reconsideration. Fluor has appealed the Supreme Court’s decision to the State of Victoria Court of Appeal.

      The second phase of the arbitration was heard in September 2003. A decision is expected in the third quarter of 2004. The company anticipates that any liability arising from proceedings under either the first or the second phase of arbitration, regardless of the outcome of the appeal, will be covered by available insurance.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

     U.S.D.C., Southern District Court, New York

      In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision is expected in the second quarter of 2004.

     Dearborn Industrial Project

     Duke/Fluor Daniel (D/ FD)

      The Dearborn Industrial Project (the “Project”) started as a co-generation combined cycle power plant project in Dearborn, Michigan. The initial Turnkey Agreement, dated November 24, 1998, consisted of three phases. Commencing shortly after Notice to Proceed, the owner/operator, Dearborn Industrial Generation (“DIG”), issued substantial change orders enlarging the scope of the project.

      The Project has been severely delayed with completion of Phase II. DIG has unilaterally taken over completion and operation of Phase II and is commissioning that portion of the plant. Shortly thereafter, DIG drew upon a $30 million letter of credit which D/ FD expects to recover upon resolution of the dispute. D/ FD retains lien rights (in fee) against the project. In October 2001, suit was commenced in Michigan State Court to foreclose on the lien interest.

      On December 12, 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/ FD claiming, among other things, that D/ FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. The lien action remains stayed pending completion of the arbitration of D/ FD’s claims against DIG and DIG’s claims against D/ FD. An arbitration panel has been appointed and the arbitration will likely proceed in early 2005.

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

     Hamaca Crude Upgrader

      The Hamaca Crude Upgrader Project (Hamaca) located in Jose, Venezuela. Hamaca is a $1.1 billion lump sum project (including $92 million of approved change orders) of Grupo Alvica (“GA”), a joint venture including Fluor Daniel (80 percent) and Inelectra C.A. (20 percent), to design and build a petroleum

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upgrader for a consortium of owners called Petrolera Ameriven (“PA”) including Petroleos de Venezuela S.A. (“PDVSA”), ChevronTexaco and ConocoPhillips.

      The joint venture is actively pursuing two cost and schedule relief issues that were referred to arbitration in December 2001: the first is responsibility for costs arising from the site labor agreement for 2000 called “Acta Convenio” and the second relates to modifications and extra work arising from differing site soil conditions. The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were held in April 2003. The site soil conditions issue was the subject of hearings in November 2002. There are no monetary cross-claims by PA in the arbitration. Events in Venezuela including a national strike in early 2003 have had a significant impact on the progress of the project. In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the national strike. A change order relating to the national strike in the approximate amount of $340 million was submitted by GA. This action was followed by the filing of an arbitration claim relating to this issue in January 2004. A time schedule for the resolution of the claim will be established by the arbitration panel in the near future. Force majeure incidents occurring prior to the national strike also were the subject of arbitration hearings in October 2003.

      The arbitration panel, by procedural order dated January 8, 2004, has ordered PA to refrain from taking any action to seek liquidated delay damages, making claim against or drawing down on a Letter of Credit, terminating the contract with GA, or making any demands pursuant to any guarantee provisions in the contract, pending completion of the site soil conditions issues. The award on the site soils conditions matter is anticipated in the near future. The client has conditionally accepted responsibility relating to the soil conditions and $28 million of incurred costs has been paid. The amount of the claim for site soil conditions is $159 million including the $28 million conditional payment. The company is accounting for the additional costs incurred for the soil conditions matter as additional revenue as payments are received. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter.

      Incurred costs associated with Acta Convenio, soil conditions, the recent national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of December 31, 2003, incurred costs amounting to $179.6 million have been deferred. Substantial additional costs are expected to be incurred as the project progresses and resolution of outstanding issues concerning the total amount to be awarded and schedule extensions are yet to be determined. If costs relating to Acta Convenio, soil conditions, the recent national strike or other claims are determined to be not recoverable, the company could face reduced profits or losses on this project, along with lower levels of cash and additional borrowings. The project remains subject to future disruptions that could result in additional costs and claims.

      Following is a discussion of other litigation matters:

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Securities Class Action Litigation

     U.S.D.C., Central District, Southern Division, California

      Plaintiffs in three separate lawsuits are alleging that certain Fluor officers and directors violated the Securities Exchange Act of 1934 by providing false or misleading statements about the company’s business and prospects. These complaints purport to be class action complaints brought on behalf of purchasers of the company’s stock during the period from May 22, 1996 through February 18, 1997. The company’s initial motion to dismiss the action was granted by the court with leave to amend. The plaintiffs filed their amended complaint and the company moved the court to dismiss the new amended complaint. The Court granted the company’s motion and dismissed plaintiff’s action without leave to amend on July 10, 2002. Plaintiffs appealed the dismissal and the Ninth Circuit Court of Appeals has remanded the motion to the trial court with instructions to allow plaintiff an additional chance to plead additional claims.

      None of the dispute resolution or litigation matters are expected to have a material effect on consolidated financial position or results of operations.

     Guarantees

      In November 2002 the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN-45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the disclosure and recognition provisions of FIN 45 did not have a material effect on the company’s Consolidated Financial Statements.

      In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. The amount of guarantees outstanding measured on this basis totals $2.8 billion as of December 31, 2003. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.

      Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of December 31, 2003, the company had extended financial guarantees on behalf of certain clients and other unrelated third parties totaling approximately $8 million. A financial guarantee for $10 million of pollution control bonds related to zinc operations that were sold in 1987 has been recognized at the full amount of the underlying obligation. The obligation was

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized by a charge to earnings in 2002 due to the obligor’s bankruptcy filing and inability to meet the current obligation on the bonds without financial assistance from the company.

     Other Matters

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

Operations by Business Segment and Geographical Area

      The company provides professional services on a global basis in the fields of engineering, procurement, construction and maintenance. During the first quarter of 2003, the company realigned certain operations to increase focus on the chemicals market. Projects in this market were formerly in the Energy & Chemicals segment and will now be executed and reported in the Industrial & Infrastructure segment. The Energy & Chemicals segment was renamed Oil & Gas and all prior periods have been restated to reflect this change.

      Following the realignment, operations are now organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides engineering and construction professional services for upstream oil and gas production, downstream refining, and certain petrochemicals markets. The Industrial & Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, chemicals, telecommunications and transportation projects and other facilities. The Government segment provides project management, engineering, construction, and contingency response services to the United States government. The Global Services segment includes operations and maintenance, equipment and temporary staffing services and the company’s global sourcing and procurement services business. The Power segment provides professional services to engineer, construct and maintain power generation facilities. Services provided by the Power segment are primarily conducted through two jointly owned groups; Duke/ Fluor Daniel, 50 percent owned partnerships with Duke Energy, and ICA Fluor Daniel, 49 percent jointly owned companies with Grupo ICA, a Mexican company.

      On July 9, 2003, the company jointly announced with Duke Energy Corporation the decision to terminate the Duke/ Fluor Daniel partnership relationship as a result of the significant decline in the construction of new power plants. A joint plan among the partners is being developed to dissolve the business over the next two years. The dissolution is not expected to have a material impact on results of operations or financial position of the company. The company will continue to identify power generation opportunities and any prospective projects will be performed 100 percent by Fluor.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All segments except Global Services and Government provide design, engineering, procurement and construction services on a world-wide basis to an extensive range of industrial, commercial, utility, natural resources and energy clients. Services provided by these segments include: feasibility studies, conceptual design, detail engineering, procurement, project and construction management and construction.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Information By Segment

	Year Ended December 31

	2003	2002	2001

	(in millions)
External revenues
Oil & Gas	$2,647	$3,482	$2,257
Industrial & Infrastructure	2,598	2,400	2,387
Government	1,694	952	813
Global Services	1,108	961	1,017
Power	759	2,164	2,476
Corporate and other	—	—	22

Total external revenues	$8,806	$9,959	$8,972

Operating profit
Oil & Gas	$121	$129	$102
Industrial & Infrastructure	63	55	105
Government	48	30	22
Global Services	97	93	50
Power	77	107	74

Total operating profit	$406	$414	$353

Depreciation and amortization
Oil & Gas	$—	$—	$1
Industrial & Infrastructure	—	—	2
Government	1	—	—
Global Services	40	40	35
Power	—	—	—
Corporate and other	39	38	34

Total depreciation and amortization	$80	$78	$72

Total assets *
Oil & Gas	$509	$331	$379
Industrial & Infrastructure	447	469	384
Government	475	128	85
Global Services	388	318	395
Power	104	116	91
Corporate and other	1,526	1,730	1,599

Total assets *	$3,449	$3,092	$2,933

Capital expenditures
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	—	—	—
Government	—	—	—
Global Services	57	46	60
Power	—	—	—
Corporate and other	22	17	88

Total capital expenditures	$79	$63	$148

* Continuing operations only

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Segment Information to Consolidated Amounts

	Year Ended December 31

	2003	2002	2001

	(In millions)
CONTINUING OPERATIONS
Total segment operating profit	$406	$414	$353
Corporate administrative and general expense	141	160	167
Interest (income) expense, net	(3)	(7)	1

Earnings from continuing operations before taxes	$268	$261	$185

	At December 31

	2003	2002

	(In millions)
TOTAL ASSETS
Total assets for reportable segments	$3,449	$3,092
Assets of discontinued operations	—	50

Total assets	$3,449	$3,142

Enterprise-Wide Disclosures

	Revenues from
	Continuing Operations			Total Assets

	Year Ended December 31			At December 31

	2003	2002	2001	2003	2002

	(In millions)
United States*	$5,473	$6,515	$6,323	$2,016	$1,923
Canada	560	1,620	1,412	159	150
Asia Pacific (includes Australia)	333	226	287	114	160
Europe	1,001	810	423	492	450
Central and South America	1,069	546	379	576	344
Middle East and Africa	370	242	148	92	65
Assets of discontinued operations	—	—	—	—	50

	$8,806	$9,959	$8,972	$3,449	$3,142

      * Includes export revenues to unaffiliated customers of $0.6 billion, $0.8 billion and $0.1 billion in the years ended December 31, 2003, 2002 and 2001, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Financial Data (Unaudited)

      The following is a summary of the quarterly results of operations:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
Year ended December 31, 2003
Revenues	$2,076,959	$2,243,400	$2,120,815	$2,364,529
Cost of revenues	1,980,261	2,146,339	2,023,254	2,249,623
Earnings from continuing operations before taxes	60,648	66,087	65,072	76,174
Earnings from continuing operations	40,925	42,986	44,124	51,420
Cumulative effect of change in accounting principle	(10,389)	—	—	—
Net earnings	16,912	44,994	44,124	51,420
Basic earnings (loss) per share
Continuing operations	0.52	0.54	0.55	0.64
Discontinued operations	(0.17)	0.02	—	—
Cumulative effect of change in accounting principle	(0.13)	—	—	—
Net earnings	0.22	0.56	0.55	0.64
Diluted earnings (loss) per share
Continuing operations	0.51	0.54	0.55	0.63
Discontinued operations	(0.17)	0.02	—	—
Cumulative effect of change in accounting principle	(0.13)	—	—	—
Net earnings	0.21	0.56	0.55	0.63

Year ended December 31, 2002
Revenues	$2,506,609	$2,536,113	$2,451,215	$2,465,019
Cost of revenues	2,420,045	2,439,409	2,336,284	2,349,047
Earnings from continuing operations before taxes	53,625	66,946	73,691	66,262
Earnings from continuing operations	36,181	43,011	46,057	44,727
Net earnings	41,190	42,975	31,249	48,201
Basic earnings (loss) per share
Continuing operations	0.46	0.54	0.58	0.56
Discontinued operations	0.06	—	(0.19)	0.05
Net earnings	0.52	0.54	0.39	0.61
Diluted earnings (loss) per share
Continuing operations	0.45	0.54	0.58	0.56
Discontinued operations	0.06	—	(0.19)	0.05
Net earnings	0.51	0.54	0.39	0.61

FLUOR CORPORATION

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Fluor Corporation

      We have audited the accompanying consolidated balance sheets of Fluor Corporation at December 31, 2003 and 2002, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in the Financing Arrangements note to the consolidated financial statements, effective January 1, 2003, the company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

/s/ ERNST & YOUNG LLP

Orange County, California

January 28, 2004,
except for the Financing Arrangements and
Lease Obligations notes, as to which the date is
February 27, 2004

FLUOR CORPORATION

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant(1)
3.2	Amended and Restated Bylaws of the registrant*
4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004(8)
10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company)(2)
10.2	Tax Sharing Agreement between the Fluor Corporation and A.T. Massey Coal Company, Inc.(3)
10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann(1)
10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens(7)
10.5	Fluor Corporation 2000 Executive Performance Incentive Plan (4)
10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors(5)
10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002(6)
10.8	Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002(7)
10.9	Directors’ Life Insurance Summary(1)
10.10	Fluor Executives’ Supplemental Benefit Plan(1)
10.11	Fluor Corporation Retirement Plan for Outside Directors(1)
10.12	Executive Severance Plan*
10.13	2001 Key Employee Performance Incentive Plan(6)
10.14	2001 Fluor Stock Appreciation Rights Plan(6)
10.15	Fluor Corporation 2003 Executive Performance Incentive Plan (7)
10.16	Code of Ethics and Business Conduct, as amended and restated*
10.17	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert*
21	Subsidiaries of the registrant*
23	Consent of Independent Auditors*
31.1	Certification of Chief Executive Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer of Fluor Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/ A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(3)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 and incorporated herein by reference.