Form 10-Q
period 2004-03-31
FLUOR CORP
filed 2004-05-10
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 83,029,093 shares of common stock outstanding.

FLUOR CORPORATION

FORM 10-Q

March 31, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Three Months Ended March 31, 2004 and 2003

UNAUDITED

in thousands, except per share amounts	2004	2003
REVENUES	$2,063,254	$2,076,959
COSTS AND EXPENSES
Cost of revenues	1,964,433	1,980,261
Corporate administrative and general expense	27,798	36,704
Interest expense	4,468	2,550
Interest income	(3,709)	(3,204)

Total Costs and Expenses	1,992,990	2,016,311

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	70,264	60,648
INCOME TAX EXPENSE	23,538	19,723

EARNINGS FROM CONTINUING OPERATIONS	46,726	40,925
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	(148)
LOSS ON DISPOSAL, NET OF TAXES	—	(13,476)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES	—	(10,389)

NET EARNINGS	$46,726	$16,912

BASIC EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$0.58	$0.52
DISCONTINUED OPERATIONS	—	(0.17)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(0.13)

NET EARNINGS	$0.58	$0.22

DILUTED EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$0.57	$0.51
DISCONTINUED OPERATIONS	—	(0.17)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(0.13)

NET EARNINGS	$0.57	$0.21

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	80,918	79,267

DILUTED	82,149	79,647

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

     See Accompanying Notes

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2004 and December 31, 2003

UNAUDITED

	March 31,	December 31,
in thousands, except share amounts	2004	2003 *
ASSETS
Current assets
Cash and cash equivalents	$546,246	$496,502
Accounts and notes receivable	712,369	636,162
Contract work in progress	838,759	827,091
Deferred taxes	110,832	118,550
Other current assets	143,157	135,339

Total current assets	2,351,363	2,213,644
Property, plant and equipment (net of accumulated depreciation of $375,051 and $368,223, respectively)	530,389	569,480
Investments and goodwill	154,038	152,363
Deferred taxes	63,496	66,051
Pension assets	166,498	173,613
Other	280,623	274,331

	$3,546,407	$3,449,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$612,526	$571,535
Short-term debt	—	221,469
Advances from affiliate	6,771	44,548
Advance billings on contracts	475,944	489,057
Accrued salaries, wages and benefits	276,308	306,786
Other accrued liabilities	173,807	195,743

Total current liabilities	1,545,356	1,829,138
Long-term debt due after one year	375,097	44,652
Noncurrent liabilities	497,017	494,158
Contingencies and commitments
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares without par value; none issued	—	—
Common — authorized 150,000,000 shares of $0.01 par value; issued and outstanding - 83,025,046 and 82,102,029 shares, respectively	830	821
Additional capital	447,532	415,078
Unamortized executive stock plan expense	(43,875)	(24,412)
Accumulated other comprehensive loss	(34,375)	(35,335)
Retained earnings	758,825	725,382

Total shareholders’ equity	1,128,937	1,081,534

	$3,546,407	$3,449,482

     *  Amounts at December 31, 2003 have been derived from audited financial statements.

     See Accompanying Notes

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003

UNAUDITED

in thousands	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$46,726	$16,912
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation	22,204	20,825
Cumulative effect of change in accounting principle	—	10,389
Deferred taxes	9,622	7,865
Retirement plan accrual	7,115	9,050
Unbilled fees receivable	(5,535)	(3,804)
Provision for impairment of assets	—	13,476
Changes in operating assets and liabilities, excluding effects of business acquisitions/dispositions	(127,298)	(233,289)
Gain on sale of real estate	(5,096)	—
Insurance proceeds	3,380	—
Equity in (earnings) loss of investees	1,029	(459)
Other, net	7,411	2,324

Cash utilized by operating activities	(40,442)	(156,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures
Continuing operations	(19,321)	(16,758)
Discontinued operations	—	(2,583)
Acquisitions, net	(33,000)	(53,847)
Investments, net	(82)	6,489
Proceeds from sale of real estate	38,381	—
Proceeds from disposal of property, plant and equipment	5,551	8,142
Other, net	(2,188)	(840)

Cash utilized by investing activities	(10,659)	(59,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(13,283)	(12,992)
Proceeds from issuance of convertible debt	330,000	—
Repayment of facilities financing	(100,000)	—
Decrease in short-term borrowings	(121,469)	—
Stock options exercised	11,857	1,754
Debt issuance costs	(6,929)	—
Purchases of common stock	—	(2,691)
Other, net	(4,956)	(50)

Cash provided (utilized) by financing activities	95,220	(13,979)

Effect of exchange rate changes on cash	5,625	6,850

Increase (decrease) in cash and cash equivalents	49,744	(223,237)
Cash and cash equivalents at beginning of period	496,502	753,367

Cash and cash equivalents at end of period	$546,246	$530,130

     See Accompanying Notes

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)	The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2003 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that can be expected for the full year.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at March 31, 2004, its consolidated results of operations for the three months ended March 31, 2004 and 2003 and its cash flows for the three months ended March 31, 2004 and 2003.

Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

(2)	Advances from affiliate relate to cash received by Duke/Fluor Daniel, a joint venture entity, from advance billings on contracts, which are made available to the partners. Such advances are classified as an operating liability of the company.

(3)	The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	March 31
$ in thousands	2004	2003
Net earnings	$46,726	$16,912
Unrealized loss on investment	—	(1,107)
Foreign currency translation adjustment	960	5,356

Comprehensive income	$47,686	$21,161

(4)	Cash paid for interest was $4.8 million and $1.6 million for the three months ended March 31, 2004 and 2003, respectively. Income tax payments, net of receipts, were $11.1 million and $9.4 million during the three-month periods ended March 31, 2004 and 2003, respectively.

(5)	The company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”), as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. All unvested options outstanding under the company’s option plans have grant prices equal to the market price of the company’s stock on the date of grant. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the company’s stock at the end of the period.

Currently under APB 25, no compensation cost is recognized for unvested stock options where the grant price is equal to the market price on the date of grant and the vesting provisions are based only on the passage of time. Had the company recorded compensation expense using the accounting method recommended by SFAS 123, net earnings and earnings per share would have been reduced to the pro forma amounts as follows:

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

	Three Months Ended
	March 31
$ in thousands, except per share amounts	2004	2003
Net earnings
As reported	$46,726	$16,912
Stock-based employee compensation expense, net of tax	(1,342)	(2,152)

Pro forma	$45,384	$14,760

Basic net earnings per share
As reported	$0.58	$0.22

Pro forma	$0.56	$0.19

Diluted net earnings per share
As reported	$0.57	$0.21

Pro forma	$0.55	$0.18

(6)	Operations are organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides engineering and construction professional services for upstream oil and gas production, downstream refining, and certain petrochemicals markets. The Industrial & Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, chemicals, telecommunication and transportation projects and other facilities. The Government segment provides project management, engineering, construction, and contingency response services to the United States government. The Global Services segment includes operations and maintenance, equipment and temporary staffing services and the company’s global sourcing and procurement services business. The Power segment provides professional services to engineer, construct and maintain power generation facilities. Services provided by the Power segment are primarily conducted through two jointly owned groups; Duke/Fluor Daniel, 50 percent owned partnerships with Duke Energy, and ICA Fluor Daniel, 49 percent jointly owned companies with Grupo ICA, a Mexican company.

On July 9, 2003, the company jointly announced with Duke Energy Corporation the decision to dissolve the Duke/Fluor Daniel partnership as a result of the significant decline in the construction of new power plants. The dissolution is not expected to have a material impact on results of operations or financial position of the company. The dissolution is in progress and is expected to be completed in 2005 as remaining project activities are concluded.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

Operating information by segment for the company’s continuing operations are as follows for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31
$ in millions	2004	2003
External revenue
Oil & Gas	$603.9	$744.3
Industrial & Infrastructure	476.8	587.2
Government	577.6	333.1
Global Services	314.1	264.8
Power	90.9	147.6

Total external revenue	$2,063.3	$2,077.0

Operating profit
Oil & Gas	$27.1	$26.8
Industrial & Infrastructure	10.1	16.8
Government	27.5	8.6
Global Services	20.1	23.2
Power	14.1	21.3

Total operating profit	$98.9	$96.7

A reconciliation of the segment information to consolidated amounts for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended
	March 31
$ in millions	2004	2003
Total segment operating profit	$98.9	$96.7
Corporate administrative and general expense	27.8	36.7
Interest (income) expense, net	0.8	(0.6)

Earnings from continuing operations before taxes	$70.3	$60.6

(7)	In February 2004, Del-Jen, a subsidiary of the company, acquired Trend Western Technical Corporation, a provider of logistics and operations services to military bases in the United States and Guam for $33.0 million in cash. This acquisition further enhances the company’s ability to serve the federal government marketplace and expands the service offering and the international reach of Del-Jen. The company has engaged an independent appraiser and is in the process of determining the fair values of the acquired assets. As of March 31, 2004, the allocation of the purchase price to the fair value of the tangible and intangible assets acquired has not been finalized.

The company’s consolidated financial statements include the operating results of Trend Western from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the company’s results.

In addition, during the first quarter of 2004, the company finalized the purchase allocation of the 2003 acquisition of five specialty operations and maintenance (“O&M”) business groups from Philip Services Corporation. The acquired businesses, which have been named Plant Performance Services, have expanded and strengthened the O&M services business component of the Global Services segment and complement the company’s core engineering, procurement, construction and maintenance business. The business groups were acquired for $21.2 million in

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

cash. The seller retained the working capital for these businesses. The company recorded goodwill of $8.7 million and intangible assets of $2.8 million. Goodwill is no longer amortized but is reviewed periodically for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The intangible assets are being amortized over useful lives ranging from one to five years.

(8)	In February 2004, the company issued $330 million in convertible senior notes due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. The notes bear interest at a rate of 1.50 percent per annum with interest payable semi-annually on February 15 and August 15 of each year. On or after February 15, 2005, the notes are convertible into shares of the company’s common stock at a conversion rate of 17.8750 shares per each $1,000 principal amount of notes at an initial conversion price of $55.94 per share, if (a) the closing price of the company’s common stock exceeds a specified price for a specified period of time, (b) the company calls the notes for redemption or (c) upon the occurrence of specified corporate transactions. Additionally, under the closing price condition, conversion of the notes may occur only during the fiscal quarter immediately following the quarter in which the closing price condition is satisfied. Upon conversion, the company has the right to deliver, in lieu of common stock, cash or a combination of cash and shares of the company’s stock. Shares of the company’s common stock that would be issued if the Notes were converted are not included in diluted earnings per share because the conversion price was above the market price on the date of issue and conversion is contingent upon achieving a price target for a specified period of time of 130 percent of the conversion price. Neither the conversion price nor price target has been achieved since the date of issue.

Holders of notes may require the company to purchase all or a portion of their notes on February 15, 2009, February 15, 2014 and February 15, 2019 at 100 percent of the principal amount plus accrued and unpaid interest. Any notes tendered in the first put on February 15, 2009, will be settled in cash. Subsequent puts may be settled in cash, stock or a combination thereof at the company’s option. After February 16, 2009, the notes are redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. In the event of a change of control of Fluor, each holder may require the company to repurchase the notes for cash, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest.

(9)	In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised December 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits’’ (SFAS 132-R). This statement amends the disclosure requirements of SFAS 132 to require more details about retirement plan assets, benefit obligations, cash flows and other relevant information. SFAS 132-R is effective for years ending after December 15, 2003, except certain benefit payment and international plan disclosures that are effective for fiscal years after June 15, 2004. Disclosures relating to international plans are included in the accompanying information.

Net periodic pension expense for continuing operations defined benefit pension plans includes the following components:

	Three Months Ended
	March 31
$ in thousands	2004	2003
Service cost	$8,897	$8,275
Interest cost	9,987	8,827
Expected return on assets	(12,046)	(9,375)
Amortization of transition asset	(121)	(125)
Amortization of prior service cost	(27)	(15)
Recognized net actuarial loss	4,421	4,908

Net periodic pension expense	$11,111	$12,495

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

The company currently expects to fund approximately $30 to $50 million for the calendar year 2004 compared with $52.5 million funded in calendar 2003. No contributions were made during the three months ended March 31, 2004.

Net periodic postretirement benefit cost for continuing operations includes the following components:

	Three Months Ended
	March 31
$ in thousands	2004	2003
Service cost	$—	$—
Interest cost	484	561
Expected return on assets	—	—
Amortization of transition asset	—	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	231	158

Net periodic pension expense	$715	$719

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act’’) was signed into law. The impact of the Act is not reflected in any amounts disclosed in the financial statements or accompanying notes. The company is currently reviewing the effects the Act will have on its plans and expect to complete that review in 2004. In addition, the company is waiting for guidance from the United States Department of Health and Human Services on how the employer subsidy provision will be administered and from the FASB on how the impact of the Act should be recognized in the financial statements.

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(10)	In December 2003, the FASB issued Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities’’ (FIN 46-R). FIN 46-R provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

The company executes certain contracts jointly through partnerships and joint ventures with unrelated third parties that may be subject to the requirements of FIN 46-R. The company has evaluated the applicability of FIN 46-R to existing partnerships and joint ventures as of March 31, 2004 and determined that no material changes are required in the accounting or financial reporting for these entities.

The company’s engineering office facilities in Aliso Viejo, California (“Aliso Viejo”) and Calgary, Alberta, Canada (“Calgary”) were leased through arrangements involving variable interest entities. Beginning in the first quarter of 2003, the company consolidated these entities in its financial statements as prescribed by FIN 46-R. The cumulative impact of the difference in

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

earnings, amounting to a net charge of $10.4 million, was reported in the first quarter of 2003 as the cumulative effect of a change in accounting principle.

In February 2004, the company retired $100 million of debt through the exercise of its option to purchase the Aliso Viejo engineering and office facilities. At March 31, 2004, Property, Plant and Equipment and long-term debt included $25.7 million and $27.5 million, respectively, related to the consolidation of the Calgary entity. The long-term debt provides for interest only payments at interest rates based on a reference rate (Canadian banker’s acceptance) plus a margin. Maturity on the debt coincides with the term of the lease, which expires in 2006. Rent payments are equal to the debt service on the underlying financing.

(11)	In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and temporary staffing operations. At March 31, 2003, the company had substantially completed the sale or liquidation of its discontinued operations, with the exception of one equipment dealership operation which was sold in June 2003.

In the first quarter of 2003, the company recorded an additional after-tax impairment provision which included adjustments to deferred taxes, to recognize further deterioration in its fair value due to continued severely depressed conditions in the equipment rental industry.

The revenues and loss from discontinued operations for the three months ended March 31, 2003 are as follows:

Three Months Ended
$ in thousands	March 31, 2003
Revenue
Dealership operations	$16,402
Other equipment operations	—
Temporary staffing operations	34

Total revenue	$16,436

Earnings (loss) from discontinued operations
Dealership operations	$976
Other equipment operations	(2)
Temporary staffing operations	(1,013)

Loss from discontinued operations before tax	(39)
Income tax expense	(109)

Loss from discontinued operations	$(148)

Loss on disposal before tax	$(8,046)
Income tax expense	(5,430)

Loss on disposal	$(13,476)

(12)	The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. In addition, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made certain claims against clients for costs incurred in excess of the contract provisions. The company recognizes significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

of the claim can be reliably estimated. Recognized claims against clients amounted to $16 million at both March 31, 2004 and December 31, 2003. While amounts ultimately realized from claims could differ materially from the balances included in the financial statements, the company does not expect that claim recoveries will have a material effect on its consolidated financial position or results of operations.

The current status on matters in the dispute resolution process is as follows:

Murrin Murrin

Disputes between Fluor Australia and its client, Anaconda Nickel (“Anaconda”), over the Murrin Murrin Nickel Cobalt project located in Western Australia were partially resolved through arbitration during the third quarter of 2002. The first phase of the arbitration hearing was completed in May 2002 and a decision was rendered in September 2002 resulting in an award to Anaconda of A$147 million (subsequently amended to A$150 million [US$84.0 million]) and an award to Fluor Australia of A$107 million [US$59.9 million] for amounts owing from Anaconda under the contract. The company has recovered the first phase award plus substantially all defense costs incurred from available insurance.

On July 28, 2003, the Supreme Court of Victoria, Australia granted Anaconda’s appeal of an issue that had been decided in favor of Fluor Australia by the arbitration panel in the first phase. This decision sends the arbitration panel’s denial of Anaconda’s claim for the cost of a fifth autoclave train back to the panel for further reconsideration. Fluor Australia has appealed the Supreme Court’s decision to the State of Victoria Court of Appeal.

The second phase of the arbitration was heard in September 2003. A decision has not been rendered on this phase by the arbitration panel.

On May 5, 2004, the parties entered into a settlement agreement resolving all disputes related to the project. Fluor Australia will pay the equivalent of approximately US$123.0 million to end all remaining claims under both the first and second phases of the arbitration. The payment will have no material effect on the company's financial position or results of operations for the current quarter or full year as the amount will be funded by the company's insurers.

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision is expected in the second half of 2004.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

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

Hamaca Crude Upgrader

The Hamaca Crude Upgrader Project (“Hamaca”) located in Jose, Venezuela. Hamaca is a $1.1 billion lump sum project (including $92 million of approved change orders) of Grupo Alvica (“GA”), a joint venture including Fluor Daniel (80 percent) and Inelectra C.A. (20 percent), to design and build a petroleum upgrader for a consortium of owners called Petrolera Ameriven (“PA”) including Petroleos de Venezuela S.A., ChevronTexaco and ConocoPhillips.

The GA joint venture is actively pursuing two cost and schedule relief issues that were referred to arbitration in December 2001: the first is responsibility for costs arising from the site labor agreement for 2000 called “Acta Convenio” and the second relates to modifications and extra work arising from differing site soil conditions. The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were held in April 2003. The site soil conditions issue was the subject of hearings in November 2002. There are no monetary cross-claims by PA in the arbitration.

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

In April 2004, the arbitration panel awarded GA $36 million for direct cost of the site soils conditions remediation work, virtually all of the amounts sought by GA for this issue. The client had previously conditionally accepted responsibility relating to the soil conditions matter and $28 million had been paid. The amount of the claim for site soil conditions of $159 million includes the direct costs as awarded by the panel as well as substantial, additional claim amounts for both delay-related and indirect costs. The delay costs were referred back to the parties for further consideration, and agreement, if possible. It is expected that failing expeditious mutual agreement by the parties, the panel will issue an award on the delay costs. Immediately thereafter, a process will be outlined to deal with the indirect costs. The award confirmed GA’s methodology for computing the amount of all change orders arising under the contract. The company accounts for the additional costs incurred for the soil conditions matter as additional revenue as payments are received. Additional revenue resulting from the soils conditions award will be recognized when received. In addition, the award also granted GA approximately 14 weeks of schedule relief; the company believes that this award (along with other delay days requested on the other issues) will be sufficient to avoid the imposition of liquidated damages.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter. Incurred costs associated with Acta Convenio, delay costs associated with the soil conditions matter, the recent national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of March 31, 2004, incurred costs amounting to $198.3 million have been deferred. Substantial additional costs are expected to be incurred as the project progresses and resolution of outstanding issues concerning the total amount to be awarded and schedule extensions are yet to be determined. If costs relating to Acta Convenio, soil conditions, the recent national strike or other claims are determined to be not recoverable, the company could face reduced profits or losses on this project, along with lower levels of cash and additional borrowings. The project remains subject to future disruptions that could result in additional costs and claims.

None of the dispute resolution matters are expected to have a material effect on consolidated financial position or results of operations.

(13)	In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of clients and other third parties under engineering and construction contracts. In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution. As of March 31, 2004, no material changes to financial or performance assurances to clients have occurred since the filing of the company’s December 31, 2003 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. The company was not obligated for any material financial guarantees of the debt of third parties as of March 31, 2004.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes and the company’s December 31, 2003 annual report on Form 10-K. For purposes of reviewing this document, “operating profit” is calculated as revenues less cost of revenues.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected earnings levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature. These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

•	Changes in global business, economic (including currency risk), political and social conditions;

•	The company’s failure to receive anticipated new contract awards;

•	Customer cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time;

•	The cyclical nature of many of the markets the company serves and its vulnerability to downturns;

•	Difficulties or delays incurred in the execution of construction contracts, including performance by our joint venture partners, resulting in cost overruns or liabilities;

•	Failure to meet timely completion or performance standards could result in higher costs and reduced profits or, in some cases losses on projects;

•	A failure to obtain favorable results in existing or future litigation or dispute resolution proceedings;

•	Customer delays or defaults in making payments;

•	The potential impact of certain tax matters including, but not limited to, those resulting from the company’s reverse spin-off transaction consummated November 30, 2000 involving Massey Energy Company;

•	The impact of past and future environmental, health and safety regulations;

•	Competition in the global engineering, procurement and construction industry;

•	The company’s ability to identify and successfully integrate acquisitions; and

•	Conversion of our outstanding convertible securities that would dilute ownership interests of existing stockholders and could adversely affect the market price of our common stock.

While most risks affect only future costs or revenues anticipated by the company, some risks may relate to accruals that have already been reflected in earnings. The company’s failure to receive payments of accrued amounts or if liabilities are incurred in excess of amounts previously recognized, a charge against future earnings could result.

Additional information concerning these and other factors can be found in our press releases as well as our periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1. Business-Other Matters-Company Business Risks” in the company’s Form 10-K filed March 15, 2004. These filings are available publicly on the SEC’s website at http://www.sec.gov, on Fluor’s website at http://investor.fluor.com or upon request from Fluor’s Investor Relations Department: (949) 349-3909. The company disclaims any intent or obligation to update its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net earnings in the first quarter of 2004 was $46.7 million or $0.57 per diluted share compared with $16.9 million or $0.21 per diluted share in the same period of 2003. The results in 2003 were impacted by losses from discontinued operations and a charge for the cumulative effect of a change in accounting principle. The $13.6 million net loss from discontinued operations in the first quarter of 2003 included $0.1 million from operations and $13.5 million from disposal. These amounts relate to the now completed disposal of certain equipment dealership and temporary staffing operations. In addition, in the first quarter of 2003, the company recognized a net $10.4 million charge for the cumulative effect of a change in accounting principle relating to the consolidation of variable interest entities that hold leases on certain company facilities.

Revenues from continuing operations for the three months ended March 31, 2004 were $2.1 billion essentially flat with revenues in the 2003 comparison period. Earnings from continuing operations for the three months ended March 31, 2004 were $46.7 million compared with $40.9 million for the three months ended March 31, 2003. Earnings from continuing operations in the first quarter of 2004 included an after-tax gain amounting to $5.1 million ($0.06 per diluted share) from the sale of two real estate assets. The company continued to experience a trend away from power projects as demand for new power plant construction remains at a low level resulting in lower revenue and earnings from this market in the first quarter of 2004. Revenue and earnings from continuing operations were also negatively impacted by the lower level of new project awards in the economically sensitive mining, chemicals and manufacturing markets experienced in 2003. In addition, the company’s 2003 decision to remove a mining project and to not proceed with certain commercial projects had a negative impact on the volume of work performed in the first quarter of 2004. A partial offset to these impacts is the positive trend for new awards in the Government segment resulting in a significant increase in work performed on projects for the U.S. Government in the first quarter of 2004. The company also benefited from increased revenues in the first quarter of 2004 from business acquisitions completed in 2003.

Consolidated new awards for the three months ended March 31, 2004 were $3.1 billion, up 19 percent compared with the same period in 2003. New awards in the 2004 period included a broad diversity of projects in the Oil & Gas, Industrial & Infrastructure, Government and Global Services segments. New awards in the first quarter of 2003 included the $1.3 billion Tengizchevroil project (“TCO”), a major oil and gas development program in Kazakhstan. Consolidated backlog at March 31, 2004 increased 15 percent to $11.9 billion from $10.3 billion at March 31, 2003. Approximately 66 percent of consolidated new awards for the three months ended March 31, 2004 were for projects located outside of the United States. As of March 31, 2004 approximately 58 percent of consolidated backlog relates to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

OIL & GAS

Revenues and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2004	2003
Revenues	$603.9	$744.3
Operating profit	27.1	26.8

     Revenues were 19 percent lower in the first quarter of 2004 compared with the 2003 period. The decline reflects the lower level of activity in the 2004 period on recent new upstream awards that are still in the early stages of execution compared with higher activity in the 2003 period primarily in downstream clean fuels projects. The first quarter of 2004 also included a higher level of front-end engineering services which do not generate significant revenue but do result in higher operating margins. Operating profit margin increased to 4.5 percent in the 2004 period compared with 3.6 percent in the 2003 period primarily reflecting the higher margined engineering services component of revenue.

A major ongoing project in the Oil & Gas segment is the Hamaca Crude Upgrader Project (“Hamaca”) located in Jose, Venezuela. Hamaca is a $1.1 billion lump sum project (including $92 million of approved change orders) of Grupo Alvica (“GA”), a joint venture including Fluor Daniel (80 percent) and Inelectra C.A. (20 percent), to design and build a petroleum upgrader for a consortium of owners called Petrolera Ameriven (“PA”) including Petroleos de Venezuela S.A., ChevronTexaco and ConocoPhillips.

The GA joint venture is actively pursuing two cost and schedule relief issues that were referred to arbitration in December 2001: the first is responsibility for costs arising from the site labor agreement for 2000 called “Acta Convenio” and the second relates to modifications and extra work arising from differing site soil conditions. The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were held in April 2003. The site soil conditions issue was the subject of hearings in November 2002. There are no monetary cross-claims by PA in the arbitration.

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

In April 2004, the arbitration panel awarded GA $36 million for direct cost of the site soils conditions remediation work, virtually all of the amounts sought by GA for this issue. The client had previously conditionally accepted responsibility relating to the soil conditions matter and $28 million had been paid. The amount of the claim for site soil conditions of $159 million includes the direct costs as awarded by the panel as well as substantial, additional claim amounts for both delay-related and indirect costs. The delay costs were referred back to the parties for further consideration, and agreement, if possible. It is expected that failing expeditious mutual agreement by the parties, the panel will issue an award on the delay costs. Immediately thereafter, a process will be outlined to deal with the indirect costs. The award confirmed GA’s methodology for computing the amount of all change orders arising under the contract. The company accounts for the additional costs incurred for the soil conditions matter as additional revenue as payments are received. Additional revenue resulting from the soils conditions award will be recognized when received. In addition, the award also granted GA approximately 14 weeks of schedule relief; the company believes that this award (along with other delay days requested on the other issues) will be sufficient to avoid the imposition of liquidated damages.

The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter. Incurred costs associated with Acta Convenio, delay costs associated with the soil conditions matter, the recent national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of March 31, 2004, incurred costs amounting to $198.3 million have been deferred. Substantial additional costs are expected to be incurred as the project progresses and resolution of outstanding issues concerning the total amount to be awarded and schedule extensions are yet to be determined. If costs relating to Acta Convenio, soil conditions, the recent national strike or other claims are determined to be not recoverable, the company could face reduced profits or losses on this project, along with lower levels of cash and additional borrowings. The project remains subject to future disruptions that could result in additional costs and claims.

New awards for the three months ended March 31, 2004 were $1.0 billion compared with $1.4 billion in the comparable period of 2003 which included the previously mentioned TCO project. Backlog at March 31, 2004 increased 44 percent to $4.2 billion compared with $2.9 billion at March 31, 2003.

INDUSTRIAL & INFRASTRUCTURE

Revenues and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2004	2003
Revenues	$476.8	$587.2
Operating profit	10.1	16.8

Revenues for the first quarter decreased 19 percent compared with the 2003 period primarily due to slow progress on projects and the lower level of new awards in 2003. Operating profit margin declined to 2.1 percent in the first quarter of 2004 compared with 2.9 percent in the comparable period of the prior year. Lower margins in the 2004 period were primarily due to the low volume of work performed on projects in progress, along with no significant activity on new projects awarded during the quarter.

New awards for the three months ended March 31, 2004 were $1.3 billion compared with $0.6 billion for the 2003 comparison period. New awards in the current period include several significant projects for life sciences and pharmaceutical clients, a copper smelter modernization in Chile and increased scope on telecommunications work for the London Underground. Backlog decreased to $4.0 billion in the first quarter of 2004 from $4.2 billion in the first quarter last year.

GOVERNMENT

Revenues and operating profit for the Government segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2004	2003
Revenues	$577.6	$333.1
Operating profit	27.5	8.6

The increase in revenues in the first quarter of 2004 is primarily due to the substantial increase in work performed on projects in Iraq and includes a full quarter of revenue contribution from entities acquired during 2003. Del-Jen was acquired late in the first quarter of 2003 and J.A. Jones International was acquired in the fourth quarter of 2003. In addition, Trend Western was acquired by Del-Jen in the first quarter of 2004. In total, these acquired businesses contributed $77 million of revenue in the first quarter of 2004. Work in Iraq contributed approximately $190 million in revenue in the first quarter of 2004. There was no work in Iraq in the comparable period of 2003. Increased operating profit in the first quarter of 2004 is primarily due to earnings on the projects in Iraq and also includes contributions from Del-Jen and J.A. Jones International.

New awards increased substantially to $411.6 million in the first quarter of 2004 compared with $144.6 million a year ago. First quarter 2004 new awards included approximately $350 million of new task orders on CETAC 1 and 2 in Iraq as well as new work on the AFCAP Readiness Management and WERC Earth Tech contracts. New awards for work in Iraq are added to backlog as task orders are received.

Backlog at March 31, 2004 increased to $1.2 billion from $700.2 million in the first quarter of last year.

GLOBAL SERVICES

Revenues and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2004	2003
Revenues	$314.1	$264.8
Operating profit	20.1	23.2

Revenue increased 19 percent in the first quarter of 2004 compared with the same period in 2003. The increase is primarily due to the inclusion of Plant Performance Services which was acquired late in the first quarter of 2003. Operating profit for the first quarter of 2004 declined 14 percent compared with the 2003 period primarily due to reduced construction-related site services activities for power and oil and gas projects which have been completed.

New awards and backlog for Global Services reflect operations and maintenance activities. The equipment, temporary staffing and global sourcing and procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. New awards for the three months ended March 31, 2004 was $398.5 million compared with $359.4 million in the first quarter of 2003.

Backlog at March 31, 2004 was $1.9 billion compared with $1.7 billion at March 31, 2003.

POWER

Revenues and operating profit for the Power segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2004	2003
Revenues	$90.9	$147.6
Operating profit	14.1	21.3

Revenues for the first quarter of 2004 decreased significantly compared with the year ago period reflecting the continuing decline in power plant procurement and construction activity. Operating margin in 2003 reflects performance on projects that were either completed or nearing completion where profit recognition is strongest. Operating profit in the first quarter of 2004 benefited from the receipt of a settlement for a dispute relating to a project completed in 2002.

New project awards were very modest for the first quarter of 2004, totaling $21.3 million compared with $87.8 million in the prior comparable period. Demand for new power generation has declined significantly as existing capacity is currently meeting demand. Backlog at March 31, 2004 was $549.0 million compared with $780.2 million at March 31, 2003.

In July 2003, the company jointly announced with Duke Energy Corporation the decision to dissolve the Duke/Fluor Daniel partnership (“D/FD”) as a result of the significant decline in the construction of new power plants. The dissolution is not expected to have a material impact on results of operations or financial position of the company. The dissolution is in progress and is expected to be completed in 2005 as remaining project activities are concluded.

OTHER

Corporate general and administrative expense for the three months ended March 31, 2004 was $27.8 million including the positive impact of pre-tax gains totaling $7.7 million from the sale of two real estate assets. Excluding the real estate gain corporate general and administrative expense totaled $35.5 million which compares favorably with $36.7 million in the 2003 period.

During the first quarter of 2004, net interest expense was $0.8 million compared with net interest income of $0.6 million in the same period of 2003. The interest expense component was higher in 2004 due to the higher level of outstanding borrowings compared with 2003.

The effective tax rate on the company’s continuing operations for the three months ended March 31, 2004 was 33.5 percent compared with 32.5 percent in the 2003 period. The effective tax rate for the remainder of the year is projected to be approximately 33 to 34 percent compared with 33 percent for the full year of 2003.

MATTERS IN DISPUTE RESOLUTION

As of March 31, 2004, several matters on certain completed and in progress projects are in the dispute resolution process. The following discussion provides a background and current status of these matters:

Murrin Murrin

Disputes between Fluor Australia and its client, Anaconda Nickel (“Anaconda”), over the Murrin Murrin Nickel Cobalt project located in Western Australia were partially resolved through arbitration during the third quarter of 2002. The first phase of the arbitration hearing was completed in May 2002 and a decision was rendered in September 2002 resulting in an award to Anaconda of A$147 million (subsequently amended to A$150 million [US$84.0 million]) and an award to Fluor Australia of A$107 million [US$59.9 million] for amounts owing from Anaconda under the contract. The company has recovered the first phase award plus substantially all defense costs incurred from available insurance.

On July 28, 2003, the Supreme Court of Victoria, Australia granted Anaconda’s appeal of an issue that had been decided in favor of Fluor Australia by the arbitration panel in the first phase. This decision sends the arbitration panel’s denial of Anaconda’s claim for the cost of a fifth autoclave train back to the panel for further reconsideration. Fluor Australia has appealed the Supreme Court’s decision to the State of Victoria Court of Appeal.

The second phase of the arbitration was heard in September 2003. A decision has not been rendered on this phase by the arbitration panel.

On May 5, 2004, the parties entered into a settlement agreement resolving all disputes related to the project. Fluor Australia will pay the equivalent of approximately US$123 million to end all remaining claims under both the first and second phases of the arbitration. The payment will have no material effect on the company's financial position or results of operations for the current quarter or full year as the amount will be funded by the company's insurers.

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter the company initiated arbitration proceedings in New York under the American Arbitration

Association international rules. The evidentiary phase of the arbitration has been concluded and a decision is expected in the second half of 2004.

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

FINANCIAL POSITION AND LIQUIDITY

During the first quarter of 2004, cash flows from the issuance of debt and real estate sales combined to more than offset cash utilized for debt reduction, fund work performed on contracts and to fund a niche acquisition to produce an increase in cash of $49.7 million.

In the first quarter of 2004, cash used by operating activities was $40.4 million. This is primarily due to an increase in operating assets and liabilities (excluding the effect of businesses acquired), partially offset by cash provided from earnings sources. The Oil & Gas segment has experienced a significant increase in contract work in progress and reduction in client advances due in large part to costs incurred related to contract performance on the Hamaca project in Venezuela. A significant portion of these amounts result from incurred costs relating to change orders that are in the dispute resolution process. At March 31, 2004, the company has deferred its share of these costs amounting to $198.3 million, of which $18.7 million was funded in the first quarter of 2004. On-going work on Hamaca not associated with change orders used approximately $27.2 million of cash advances received in prior years. Also contributing to the use of cash was a net reduction of $37.8 million in advances from Duke/Fluor Daniel partnership (“D/FD”) as power projects were completed and advance payments previously received from clients for those projects was expended. Cash amounting to approximately $137 million in the first quarter of 2003 was used to fund progress on the Hamaca project and to repay advances on D/FD. In July 2003, the company jointly announced with Duke Energy Corporation the decision to dissolve the D/FD partnership as a result of the significant decline in the construction of new power plants. The dissolution is not expected to have a material impact on cash flow in 2004. The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects.

Cash flows from investing activities in the first quarter of 2004 included $38.4 million from the sale of two real estate properties. Partially offsetting these transactions was $33.0 million used to acquire Trend Western, a provider of logistics and operations services to military bases in the United States and Guam. In the first quarter of 2003, $53.8 million was used for two niche acquisitions. Del-Jen, a provider of outsourcing services to the US Government, and Plant Performance Services, a provider of specialty operations and maintenance services, was purchased for $32.6 million and $21.2 million, respectively, in cash. Capital expenditures for continuing operations, primarily for on-going renewal and replacement in the construction equipment operations, were $19.3 million in the first three months of 2004 compared with $16.8 million in the same period of 2003.

Cash generated from financing activities in the first quarter of 2004 was provided by the issuance of convertible senior notes resulting in net proceeds of $323.1 million. The company utilized a portion of these proceeds to repay $121.5 million in commercial paper and $100.0 million in outstanding debt on its Aliso Viejo, California facilities. The convertible notes are due February 15, 2024 and bear interest at 1.50 percent. Interest is payable semi-annually on February 15 and August 15 of each year. The company’s debt-to-capital ratio at March 31, 2004 is 24.9 percent compared with 19.7 percent at December 31, 2003. Also contributing to cash flows in the first quarter of 2004 was cash received from the exercise of stock options that largely offset cash utilized for the payment of dividends ($0.16 per share).

Liquidity is provided by cash generated from operations, customer advances on contracts in progress and access to financial markets. As customer advances are reduced through use in project execution and not replaced by advances on new projects, the company’s cash position will be reduced. Cash is also required and is being provided to fund work performed on the Hamaca project in Venezuela. This project is incurring significant costs for work relating to change orders that are subject to arbitration proceedings. The requirements for operating liquidity could result in the need for short-term borrowings. The company has $300 million in unutilized commercial paper back-up lines of credit. For the next 12 months, cash generated from operations supplemented by borrowings under credit facilities or the issuance of debt securities are expected to be sufficient to fund operations.

Off-Balance Sheet Arrangements

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $731 million in short-term committed and uncommitted credit lines to support letters of credit. Letters of credit are issued in the ordinary course of business to clients to support advance payments, in lieu of retention, as performance guarantees for projects and certain other corporate purposes. Primarily as a result of the company’s strong credit standing which provides the availability of letters of credit capacity, retainage on engineering and construction contracts is minimal. The company also posts surety bonds to guarantee its performance on contracts.

In the first quarter of 2004, changes in the company’s contractual obligations included the issuance of $330 million of 1.5 percent convertible senior notes and repayment of $100 million of lease financing. As of March 31, 2004, no other material changes have occurred with regard to the company’s commercial commitments and contractual obligations as disclosed in the company’s December 31, 2003 annual report on Form 10-K.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of clients and other third parties under engineering and construction contracts. In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution. As of March 31, 2004, no material changes to financial or performance assurances to clients have occurred since the filing of the company’s December 31, 2003 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. The company was not obligated for any material financial guarantees of the debt of third parties as of March 31, 2004.

Financial Instruments

The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At March 31, 2004, the company had forward foreign exchange contracts of less than 36 months duration to exchange principally; Euros, British pounds, Canadian dollars and South African rand for U.S. dollars. The total gross notional amount of these contracts at March 31, 2004 was $54 million representing forward contracts to purchase foreign currency.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG
Three Months Ended March 31, 2004 and 2003

UNAUDITED

	Three Months Ended
	March 31
$ in millions	2004	2003
Backlog — beginning of period	$10,607.1	$9,709.1
New awards	3,127.7	2,618.5
Adjustments and cancellations, net	148.6	13.2
Work performed	(2,018.8)	(2,037.8)

Backlog — end of period	$11,864.6	$10,303.0

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Fluor and its subsidiaries, incident to their normal business activities, are parties to a number of legal proceedings and other matters in various stages of development. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate are not expected to have a material effect upon the consolidated financial position, or the results of operations of the company, after giving effect to provisions already recorded. For additional information, refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 12, included in this Quarterly Report on Form 10-Q which is hereby incorporated by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	The following table provides information about purchases by the company during the quarter ended March 31, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
(in thousands, except per share data)

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
		Average	Part of Publicly	Yet Be
	Total Number	Price	Announced	Purchased
	of Shares	Paid per	Plans or	Under the Plans
Period	Purchased(1)	Share	Programs	or Program(2)
January 1, 2004 – January 31, 2004	42	$39.46	N/A	4,141
February 1, 2004 – February 29, 2004	78	$39.25	N/A	4,141
March 1, 2004 – March 31, 2004	0	N/A	N/A	4,141

(1)	Shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)	On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to 5 million shares of our common stock. That authorization is ongoing and does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of shareholders of Fluor Corporation was held on April 28, 2004.

(b)	Four Class II directors were elected to serve for a term of three years, ending at the 2007 annual meeting of shareholders. The four Class II directors are James T. Hackett, Kent Kresa, Robin W. Renwick and Martha R. Seger. Continuing directors include three Class I directors, Alan L. Boeckmann, Vilma S. Martinez and Dean R. O’Hare, and four Class III directors, Peter J. Fluor, David P. Gardner, Joseph W. Prueher and Suzanne H. Woolsey. Bobby R. Inman, who was serving as a Class III, director retired from the Board on December 31, 2003.

(c)	The following four Class II directors were elected to serve a term of three years, ending at the 2007 annual meeting:

	Votes For	Votes Withheld
James T. Hackett	56,503,088	16,896,680
Kent Kresa	67,533,714	5,866,054
Robin W. Renwick	59,879,658	13,520,110
Martha R. Seger	59,786,351	13,613,417

In addition, the shareholders approved the following proposals:

					Broker
		For	Against	Abstain	Non-Votes
1.	Ratification of the appointment of Ernst & Young LLP as independent auditors for 2004	72,134,905	735,694	529,169	0

2.	Approval of amendments to the 2000 Restricted Stock Plan for Non-Employee Directors	63,331,692	2,752,431	634,043	6,681,602

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (2)

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (3)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (4)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(5)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (6)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan (7)

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective April 28, 2004 (8)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (9)

10.8	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (6)

10.9	Directors’ Life Insurance Summary(1)

10.10	Fluor Executives’ Supplemental Benefit Plan (1)

10.11	Fluor Corporation Retirement Plan for Outside Directors (1)

10.12	Executive Severance Plan (2)

10.13	2001 Key Employee Performance Incentive Plan (9)

10.14	2001 Fluor Stock Appreciation Rights Plan (9)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan (6)

10.16	Code of Ethics and Business Conduct, as amended and restated (2)

10.17	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (2)

31.1	Certification of Chief Executive Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 *

32	Certification of Chief Executive Officer and Chief Financial Officer of Fluor Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on April 30, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated February 8, 2004, furnishing a copy of Fluor Corporation’s press release announcing its financial results for the quarter and year ended December 31, 2003, under Items 7 and 9 (pursuant to Item 12).

Current Report on Form 8-K dated February 17, 2004, to report the offer, sale and issuance of $300,000,000 aggregate principal amount of the Company’s 1.50% Convertible Senior Notes due 2024, under Items 5 and 7.

Current Report on Form 8-K dated February 19, 2004, to report the offer and issuance of an additional $30,000,000 aggregate principal amount of the Company’s 1.50% Convertible Senior Notes due 2024, under Items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 10, 2004	/s/ D. Michael Stuert

D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date:	May 10, 2004	/s/ V. L. Prechtl

V. L. Prechtl
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (2)

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (3)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (4)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(5)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (6)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan (7)

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective April 28, 2004 (8)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (9)

10.8	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (6)

10.9	Directors’ Life Insurance Summary(1)

10.10	Fluor Executives’ Supplemental Benefit Plan (1)

10.11	Fluor Corporation Retirement Plan for Outside Directors (1)

10.12	Executive Severance Plan (2)

10.13	2001 Key Employee Performance Incentive Plan (9)

10.14	2001 Fluor Stock Appreciation Rights Plan (9)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan (6)

10.16	Code of Ethics and Business Conduct, as amended and restated (2)

10.17	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (2)

31.1	Certification of Chief Executive Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 *

32	Certification of Chief Executive Officer and Chief Financial Officer of Fluor Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on April 30, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.