Form 10-Q
period 2004-06-30
FLUOR CORP
filed 2004-08-09
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, there were 83,432,313 shares of common stock outstanding.

FLUOR CORPORATION

FORM 10-Q

June 30, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Three Months Ended June 30, 2004 and 2003

UNAUDITED

$ in thousands, except per share amounts	2004	2003
REVENUES	$2,214,450	$2,243,400
COSTS AND EXPENSES
Cost of revenues	2,114,767	2,146,339
Corporate administrative and general expense	32,979	31,348
Interest expense	3,318	2,890
Interest income	(3,967)	(3,264)

Total Costs and Expenses	2,147,097	2,177,313

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	67,353	66,087
INCOME TAX EXPENSE	22,563	23,101

EARNINGS FROM CONTINUING OPERATIONS	44,790	42,986
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	1,636
GAIN ON DISPOSAL, NET OF TAXES	—	372

NET EARNINGS	$44,790	$44,994

BASIC EARNINGS PER SHARE
CONTINUING OPERATIONS	$0.55	$0.54
DISCONTINUED OPERATIONS	—	0.02

NET EARNINGS	$0.55	$0.56

DILUTED EARNINGS PER SHARE
CONTINUING OPERATIONS	$0.54	$0.54
DISCONTINUED OPERATIONS	—	0.02

NET EARNINGS	$0.54	$0.56

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	81,233	79,619

DILUTED	82,519	80,300

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See Accompanying Notes

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Six Months Ended June 30, 2004 and 2003

UNAUDITED

$ in thousands, except per share amounts	2004	2003
REVENUES	$4,277,704	$4,320,359
COSTS AND EXPENSES
Cost of revenues	4,079,200	4,126,600
Corporate administrative and general expense	60,777	68,052
Interest expense	7,786	5,440
Interest income	(7,676)	(6,468)

Total Costs and Expenses	4,140,087	4,193,624

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	137,617	126,735
INCOME TAX EXPENSE	46,101	42,824

EARNINGS FROM CONTINUING OPERATIONS	91,516	83,911
GAIN FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	1,488
LOSS ON DISPOSAL, NET OF TAXES	—	(13,104)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES	—	(10,389)

NET EARNINGS	$91,516	$61,906

BASIC EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$1.13	$1.06
DISCONTINUED OPERATIONS	—	(0.15)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(0.13)

NET EARNINGS	$1.13	$0.78

DILUTED EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$1.11	$1.05
DISCONTINUED OPERATIONS	—	(0.15)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(0.13)

NET EARNINGS	$1.11	$0.77

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	81,076	79,443

DILUTED	82,335	79,974

DIVIDENDS DECLARED PER SHARE	$0.32	$0.32

See Accompanying Notes

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2004 and December 31, 2003

UNAUDITED

	June 30,	December 31,
$ in thousands, except share amounts	2004	2003 *
ASSETS
Current assets
Cash and cash equivalents	$594,563	$496,502
Accounts and notes receivable	736,119	636,162
Contract work in progress	825,770	827,091
Deferred taxes	98,632	118,550
Other current assets	142,661	135,339

Total current assets	2,397,745	2,213,644
Property, plant and equipment (net of accumulated depreciation of $384,036 and $368,223, respectively)	512,081	569,480
Investments and goodwill	152,233	152,363
Deferred taxes	80,450	66,051
Pension assets	159,942	173,613
Other	288,656	274,331

	$3,591,107	$3,449,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$612,826	$571,535
Short-term debt	—	221,469
Advances from affiliate	13,687	44,548
Advance billings on contracts	437,355	489,057
Accrued salaries, wages and benefits	294,300	306,786
Other accrued liabilities	191,038	195,743

Total current liabilities	1,549,206	1,829,138
Long-term debt due after one year	374,480	44,652
Noncurrent liabilities	497,003	494,158
Contingencies and commitments
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.01 par value; issued and outstanding – 83,291,550 and 82,102,029 shares, respectively	833	821
Additional capital	457,403	415,078
Unamortized executive stock plan expense	(40,055)	(24,412)
Accumulated other comprehensive loss	(38,086)	(35,335)
Retained earnings	790,323	725,382

Total shareholders’ equity	1,170,418	1,081,534

	$3,591,107	$3,449,482

*	Amounts at December 31, 2003 have been derived from audited financial statements.

See Accompanying Notes

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003

UNAUDITED

$ in thousands	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$91,516	$61,906
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation	42,757	40,534
Cumulative effect of change in accounting principle	—	10,389
Deferred taxes	8,174	14,566
Retirement plan accrual	13,671	18,100
Unbilled fees receivable	(6,644)	(10,361)
Provision for impairment of assets	—	20,535
Changes in operating assets and liabilities, excluding effects of business acquisitions/dispositions	(141,386)	(353,605)
Gain on sale of real estate	(4,902)	—
Insurance proceeds	3,380	38,587
Equity in loss of investees	1,277	402
Other, net	9,636	11,249

Cash provided (utilized) by operating activities	17,479	(147,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures
Continuing operations	(42,479)	(28,386)
Discontinued operations	—	(2,583)
Acquisitions, net	(33,000)	(54,531)
Investments, net	2,770	9,645
Proceeds from sale of real estate	50,208	—
Proceeds from disposal of property, plant and equipment	10,895	13,744
Proceeds from sale of subsidiary	—	31,926
Other, net	(2,206)	(588)

Cash utilized by investing activities	(13,812)	(30,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(26,575)	(26,050)
Proceeds from issuance of convertible debt	330,000	—
Repayment of facilities financing	(100,000)	—
Decrease in short-term borrowings	(121,469)	—
Stock options exercised	20,409	12,276
Debt issuance costs	(7,490)	—
Purchases of common stock	—	(2,691)
Other, net	(526)	(62)

Cash provided (utilized) by financing activities	94,349	(16,527)

Effect of exchange rate changes on cash	45	25,281

Increase (decrease) in cash and cash equivalents	98,061	(169,717)
Cash and cash equivalents at beginning of period	496,502	753,367

Cash and cash equivalents at end of period	$594,563	$583,650

See Accompanying Notes

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)	The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2003 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results that can be expected for the full year.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at June 30, 2004, its consolidated results of operations for the three and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003.

Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

(2)	Advances from affiliate relate to cash received by Duke/Fluor Daniel, a joint venture entity, from advance billings on contracts, which are made available to the partners. Such advances are classified as an operating liability of the company.

(3)	The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2004	2003	2004	2003
Net earnings	$44,790	$44,994	$91,516	$61,906
Foreign currency translation adjustment	(3,711)	16,880	(2,751)	22,236

Comprehensive income	$41,079	$61,874	$88,765	$84,142

(4)	Cash paid for interest was $6.9 million and $6.3 million for the six months ended June 30, 2004 and 2003, respectively. Income tax payments, net of receipts, were $22.1 million and $6.6 million during the six-month periods ended June 30, 2004 and 2003, respectively.

(5)	The company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”), as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. All unvested options outstanding under the company’s option plans have grant prices equal to the market price of the company’s stock on the date of grant. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the company’s stock at the end of the period.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

	Three Months Ended		Six Months Ended
$ in thousands, except	June 30		June 30
per share amounts	2004	2003	2004	2003
Net earnings
As reported	$44,790	$44,994	$91,516	$61,906
Stock-based employee compensation expense, net of tax	(1,303)	(2,298)	(2,645)	(4,453)

Pro forma	$43,487	$42,696	$88,871	$57,453

Basic net earnings per share
As reported	$0.55	$0.56	$1.13	$0.78

Pro forma	$0.54	$0.53	$1.10	$0.72

Diluted net earnings per share
As reported	$0.54	$0.56	$1.11	$0.77

Pro forma	$0.53	$0.53	$1.08	$0.71

(6)	Operations are organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides engineering and construction professional services for upstream oil and gas production, downstream refining, and certain petrochemicals markets. The Industrial & Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, chemicals, telecommunications and transportation projects and other facilities. The Government segment provides project management, engineering, construction, and contingency response services to the United States government. The Global Services segment includes operations and maintenance, equipment and temporary staffing services and the company’s global sourcing and procurement services business. The Power segment provides professional services to engineer, construct and maintain power generation facilities. Services provided by the Power segment are primarily conducted by Fluor and ICA Fluor Daniel, 49 percent jointly owned companies with Grupo ICA, a Mexican company.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

Operating information by segment for the company’s continuing operations are as follows for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2004	2003	2004	2003
External revenue
Oil & Gas	$705.0	$639.1	$1,308.9	$1,383.4
Industrial & Infrastructure	485.8	734.6	962.6	1,321.8
Government	591.5	352.3	1,169.1	685.4
Global Services	303.2	324.3	617.3	589.1
Power	128.9	193.1	219.8	340.7

Total external revenue	$2,214.4	$2,243.4	$4,277.7	$4,320.4

Operating profit
Oil & Gas	$30.4	$30.7	$57.5	$57.5
Industrial & Infrastructure	15.4	9.6	25.5	26.4
Government	17.7	12.0	45.2	20.6
Global Services	23.3	27.0	43.4	50.2
Power	12.8	17.8	26.9	39.1

Total operating profit	$99.6	$97.1	$198.5	$193.8

A reconciliation of the segment information to consolidated amounts for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2004	2003	2004	2003
Total segment operating profit	$99.6	$97.1	$198.5	$193.8
Corporate administrative and general expense	33.0	31.4	60.8	68.1
Interest (income) expense, net	(0.7)	(0.4)	0.1	(1.0)

Earnings from continuing operations before taxes	$67.3	$66.1	$137.6	$126.7

(7)	In February 2004, Del-Jen, Inc., a subsidiary of the company, acquired Trend Western Technical Corporation, a provider of logistics and operations services to military bases in the United States and Guam for $33.0 million in cash. This acquisition further enhances the company’s ability to serve the federal government marketplace and expands the service offering and the international reach of Del-Jen. The company has engaged an independent appraiser and is in the process of determining the fair values of the acquired assets. As of June 30, 2004, the allocation of the purchase price to the fair value of the tangible and intangible assets acquired has not been finalized.

The company’s consolidated financial statements include the operating results of Trend Western from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the company’s results.

In addition, during the first quarter of 2004, the company finalized the purchase allocation of the 2003 acquisition of five specialty operations and maintenance (“O&M”) business groups from

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

Philip Services Corporation. The acquired businesses, which have been named Plant Performance Services, have expanded and strengthened the O&M services business component of the Global Services segment and complement the company’s core engineering, procurement, construction and maintenance business. The business groups were acquired for $21.2 million in cash. The seller retained the working capital for these businesses. The company recorded goodwill of $8.7 million and intangible assets of $2.8 million. Goodwill is no longer amortized but is reviewed periodically for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The intangible assets are being amortized over useful lives ranging from one to five years.

(8)	In February 2004, the company issued $330 million of convertible senior notes due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. The notes bear interest at a rate of 1.50 percent per annum with interest payable semi-annually on February 15 and August 15 of each year. On or after February 17, 2005, the notes are convertible into shares of the company’s common stock at a conversion rate of 17.8750 shares per each $1,000 principal amount of notes at an initial conversion price of $55.94 per share, if (a) the closing price of the company’s common stock exceeds a specified price for a specified period of time, (b) the company calls the notes for redemption or (c) upon the occurrence of specified corporate transactions. Additionally, under the closing price condition, conversion of the notes may occur only during the fiscal quarter immediately following the quarter in which the closing price condition is satisfied. Upon conversion, the company has the right to deliver, in lieu of common stock, cash or a combination of cash and shares of the company’s stock. Shares of the company’s common stock that would be issued if the notes were converted are not included in diluted earnings per share because the conversion price was above the market price on the date of issue and conversion is contingent upon achieving a price target for a specified period of time of 130 percent of the conversion price. Neither the conversion price nor price target has been achieved since the date of issue.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

(9)	In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised December 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits’’ (“SFAS 132-R”). This statement amends the disclosure requirements of SFAS 132 to require more details about retirement plan assets, benefit obligations, cash flows and other relevant information. SFAS 132-R is effective for years ending after December 15, 2003, except certain benefit payment and international plan disclosures that are effective for fiscal years ending after June 15, 2004. Disclosures relating to international plans are included in the accompanying information.

Net periodic pension expense for continuing operations defined benefit pension plans includes the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2004	2003	2004	2003
Service cost	$8,800	$8,373	$17,697	$16,648
Interest cost	11,211	10,132	21,198	18,958
Expected return on assets	(13,184)	(10,560)	(25,230)	(19,935)
Amortization of transition asset	(234)	(253)	(354)	(378)
Amortization of prior service cost	(25)	(16)	(52)	(31)
Recognized net actuarial loss	4,828	5,539	9,249	10,447

Net periodic pension expense	$11,396	$13,215	$22,508	$25,709

The company currently expects to fund approximately $30 to $50 million for the calendar year 2004 compared with $52.5 million funded in calendar 2003. No contributions were made during the six months ended June 30, 2004.

Net periodic postretirement benefit cost for continuing operations includes the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	483	560	967	1,121
Expected return on assets	—	—	—	—
Amortization of transition asset	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	231	158	462	316

Net periodic pension expense	$714	$718	$1,429	$1,437

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act’’) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) providing guidance on accounting for the effects of the Act and specific disclosure requirements. Detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. FSP 106-2 is effective for the company in the third quarter of 2004. The company is

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

currently evaluating the impact of this guidance on its financial position, results of operations and cash flows.

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(10)	In December 2003, the FASB issued Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities’’ (“FIN 46-R”). FIN 46-R provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

The company executes certain contracts jointly through partnerships and joint ventures with unrelated third parties that may be subject to the requirements of FIN 46-R. The company has evaluated the applicability of FIN 46-R to existing partnerships and joint ventures as of June 30, 2004 and determined that no material changes are required in the accounting or financial reporting for these entities.

The company’s engineering office facilities in Aliso Viejo, California (“Aliso Viejo”) and Calgary, Alberta, Canada (“Calgary”) were leased through arrangements involving variable interest entities. Beginning in the first quarter of 2003, the company consolidated these entities in its financial statements as prescribed by FIN 46-R. The cumulative impact of the difference in earnings, amounting to a net charge of $10.4 million, was reported in the first quarter of 2003 as the cumulative effect of a change in accounting principle.

In February 2004, the company retired $100 million of debt through the exercise of its option to purchase the Aliso Viejo engineering and office facilities. At June 30, 2004, Property, plant and equipment and long-term debt included $24.9 million and $26.8 million, respectively, related to the consolidation of the Calgary entity. The long-term debt provides for interest only payments at interest rates based on a reference rate (Canadian banker’s acceptance) plus a margin. Maturity on the debt coincides with the term of the lease, which expires in 2006. Rent payments are equal to the debt service on the underlying financing.

In July 2004, the company exercised its option to purchase the Calgary engineering and office facilities. The purchase will be completed in the third quarter of 2004.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

(11)	In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and temporary staffing operations. At June 30, 2003, the company had completed the sale of its discontinued operations. Prior to completion of the sale, the company recorded an additional after-tax impairment provision which included adjustments to deferred taxes, to recognize further deterioration in its fair value due to continued severely depressed conditions in the equipment rental industry.

The revenues and loss from discontinued operations for the three and six months ended June 30, 2003 are as follows:

	Three Months	Six Months
	Ended	Ended
$ in thousands	June 30, 2003	June 30, 2003
Revenue
Dealership operations	$13,695	$30,097
Other equipment operations	—	—
Temporary staffing operations	—	34

Total revenue	$13,695	$30,131

Earnings (loss) from discontinued operations
Dealership operations	$1,599	$2,575
Other equipment operations	119	117
Temporary staffing operations	609	(404)

Earnings from discontinued operations before tax	2,327	2,288
Income tax expense	(691)	(800)

Earnings from discontinued operations	$1,636	$1,488

Gain (loss) on disposal before tax	$660	$(7,386)
Income tax expense	(288)	(5,718)

Gain (loss) on disposal	$372	$(13,104)

(12)	The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. In addition, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made certain claims against clients for costs incurred in excess of the contract provisions. The company recognizes significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $16 million at both June 30, 2004 and December 31, 2003. While amounts ultimately realized from claims could differ materially from the balances included in the financial statements, the company does not expect that claim recoveries will have a material effect on its consolidated financial position or results of operations.

The current status on matters in the dispute resolution process, none of which are expected to have a material adverse effect on consolidated financial position or results of operations, is as follows:

Murrin Murrin

On May 5, 2004, Fluor Australia and its client, Anaconda Nickel (“Anaconda’’) entered into a settlement agreement resolving all disputes related to the Murrin Murrin Nickel Cobalt project located in Western Australia. Fluor Australia paid the equivalent of approximately US$120 million

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

to end all remaining claims under both the first and second phases of arbitration, including any appeals. The payment had no material effect on the company’s financial position or results of operations for the current quarter as the amount was funded by the company’s insurers.

In September 2002, the first phase of arbitration resulted in an award to Anaconda of A$147 million (subsequently amended to A$150 million [US$84.0 million]) and an award to Fluor Australia of A$107 million [US$59.9 million] for amounts owing from Anaconda under the contract. The company had previously recovered the first phase award plus substantially all defense costs incurred from available insurance.

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision is expected in the second half of 2004.

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

The Project has been severely delayed with completion of Phase II. DIG has unilaterally taken over completion and operation of Phase II and is commissioning that portion of the plant. Shortly thereafter, DIG drew upon a $30 million letter of credit which Duke/Fluor Daniel (“D/FD”) expects to recover upon resolution of the dispute. D/FD retains lien rights (in fee) against the project. In October 2001, D/FD commenced an action in Michigan State Court to foreclose on the lien interest.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

The GA joint venture is pursuing the following three cost and schedule relief issues:

•	modifications and extra work arising from differing site soil conditions,

•	costs arising from the site labor agreement for 2000 called “Acta Convenio” and

•	events in Venezuela in early 2003, including a national strike and other force majeure incidents.

The site soil conditions issue was the subject of arbitration hearings in November 2002. There are no monetary cross-claims by PA in the arbitration. The amount of the claim for site soil conditions of $159 million includes the direct costs as well as significant delay-related and indirect costs. In April 2004, the arbitration panel awarded GA $36 million for direct cost of the site soil conditions remediation work, virtually all of the amounts sought by GA for this issue. The client had previously conditionally accepted responsibility relating to the soil conditions matter and $28 million had been paid. The balance of the $36 million award amount was received in April 2004. The award confirmed GA’s methodology for computing the amount of all change orders arising under the contract. In addition, the award also granted GA approximately 14 weeks of schedule relief. The delay and indirect costs were the subject of hearings in June 2004.

The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were held in April 2003. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter.

In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the national strike in Venezuela. A change order relating to the national strike in the approximate amount of $340 million was submitted by GA. This action was followed by the filing of an arbitration claim relating to this issue in January 2004. The arbitration panel ordered hearings on this issue in December 2004 and January 2005. Other force majeure incidents occurring prior to the national strike also were the subject of arbitration hearings in October 2003.

Incurred costs associated with delay and indirect costs related to the soil conditions, Acta Convenio, the recent national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of June 30, 2004, incurred costs amounting to $220.8 million have been deferred. Substantial additional costs are expected to be incurred as GA approaches project completion. The company believes that schedule relief awarded in connection with the direct costs of the site soil conditions, along with other delay days requested on the other issues, will be sufficient to avoid the imposition of liquidated damages. If costs relating to Acta Convenio, soil conditions, the recent national strike or other claims are determined to be not recoverable or liquidated damages are assessed, the company could face material reduced profits or losses on this project, along with lower levels of cash and additional borrowings. The project remains subject to future disruptions that could result in additional costs and claims.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

(13)	In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of clients and other third parties under engineering and construction contracts. In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution. As of June 30, 2004, no material changes to financial or performance assurances to clients have occurred since the filing of the company’s December 31, 2003 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. The company was not obligated for any material financial guarantees of the debt of third parties as of June 30, 2004.

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

RESULTS OF OPERATIONS

Net earnings in the three and six months ended June 30, 2004 were $44.8 million or $0.54 per diluted share and $91.5 million or $1.11 per diluted share, respectively. These results compare with net earnings of $45.0 million or $0.56 per diluted share and $61.9 million or $0.77 per diluted share for the same periods of 2003. Results for the six months ended June 30, 2003 include a loss of $11.6 million or $0.15 per diluted share from discontinued operations relating to the disposal of an equipment dealership. In addition, results for the six months ended June 30, 2003 include a net charge of $10.4 million or $0.13 per diluted share for the cumulative effect of a change in accounting principle relating to the consolidation of variable interest entities.

Revenues from continuing operations for the three and six months ended June 30, 2004 were $2.2 billion and $4.3 billion, respectively, essentially flat with revenues in the 2003 comparison periods. Earnings from continuing operations in the first half of 2004 include a pre-tax gain amounting to $7.4 million from the sale of three real estate assets. The three and six months ended June 30, 2003 include a pre-tax provision of $7.4 million for impairment of an equity investment earned in exchange for consulting services provided on a magnesium project in Australia.

The company continued to experience a trend away from power projects as demand for new power plant construction remains at a low level resulting in lower revenues and earnings from this market in the first half of 2004. Revenues and earnings from continuing operations were also negatively impacted by the lower level of new project awards in the economically sensitive mining, chemicals and manufacturing markets experienced in 2003. In addition, the company’s 2003 decision to remove from backlog a mining project and certain commercial projects had a negative impact on the volume of work performed in the first half of 2004. A partial offset to these impacts is the positive trend for new awards in the Government segment resulting in a significant increase in work performed on projects for the U.S. Government in the first half of 2004. The company also benefited from increased revenues beginning in the first quarter of 2004 from business acquisitions completed in 2003.

Consolidated new awards for the three and six months ended June 30, 2004 were $3.3 billion and $6.4 billion, up 46 percent and 32 percent, respectively, compared with the same periods in 2003. New awards in the 2004 periods include a broad diversity of projects in the Oil & Gas, Industrial & Infrastructure, Government and Global Services segments reflecting the continuing improvement in the global economic environment. Major new awards in the second quarter of 2004 included an oil sands project in Canada (Oil & Gas), a major mining project in Chile and a large manufacturing facility in Taiwan (Industrial & Infrastructure). Consolidated backlog at June 30, 2004 increased 23 percent to $12.9 billion from $10.5 billion at June 30, 2003. Approximately 75 percent of consolidated new awards for the six months ended June 30, 2004 were for projects located outside of the United States. As of June 30, 2004, approximately 64 percent of consolidated backlog relates to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

OIL & GAS

Revenues and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2004	2003	2004	2003
Revenues	$705.0	$639.1	$1,308.9	$1,383.4
Operating profit	30.4	30.7	57.5	57.5

Revenues were 10 percent higher in the second quarter of 2004 compared with the same period in 2003. The increase reflects a growing level of activity in the 2004 period on recent new awards that are in the early stages of execution compared with decreasing activity in the 2003 period primarily in downstream clean fuels projects nearing completion. Revenue for the first six months of 2004 includes a higher level of front-end engineering services which do not generate significant revenue but do result in higher operating margins. Operating profit margin in the three months ended June 30, 2004 was lower compared with the same period in 2003 due to a higher content of procurement activity which has lower margins. Operating profit margin was slightly improved in the six month 2004 period compared with the same period in 2003 primarily reflecting the overall higher margin engineering services component of revenue.

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

The GA joint venture is pursuing the following three cost and schedule relief issues:

•	modifications and extra work arising from differing site soil conditions,

•	costs arising from the site labor agreement for 2000 called “Acta Convenio” and

•	events in Venezuela in early 2003, including a national strike and other force majeure incidents.

The site soil conditions issue was the subject of arbitration hearings in November 2002. There are no monetary cross-claims by PA in the arbitration. The amount of the claim for site soil conditions of $159 million includes the direct costs as well as significant delay-related and indirect costs. In April 2004, the arbitration panel awarded GA $36 million for direct cost of the site soil conditions remediation work, virtually all of the amounts sought by GA for this issue. The client had previously conditionally accepted responsibility relating to the soil conditions matter and $28 million had been paid. The balance of the $36 million award amount was received in April 2004. The award confirmed GA’s methodology for computing the amount of all change orders arising under the contract. In addition, the award also granted GA approximately 14 weeks of schedule relief. The delay and indirect costs were the subject of hearings in June 2004.

The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were held in April 2003. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter.

In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the national strike in Venezuela. A change order relating to the national strike in the approximate amount of $340 million was submitted by GA. This action was followed by the filing of an arbitration claim relating to this issue in January 2004. The arbitration panel ordered hearings on this issue in December 2004 and January 2005. Other force majeure incidents occurring prior to the national strike also were the subject of arbitration hearings in October 2003.

Incurred costs associated with delay and indirect costs related to the soil conditions, Acta Convenio, the recent national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of June 30, 2004, incurred costs amounting to $220.8 million have been deferred. Substantial additional costs are expected to be incurred as GA approaches project completion. The company believes that schedule relief awarded in connection with the direct costs of the site soil conditions, along with other delay days requested on the other issues, will be sufficient to avoid the imposition of liquidated damages. If costs relating to Acta Convenio, soil conditions, the recent national strike or other claims are determined to be not recoverable or liquidated damages are assessed, the company could face material reduced profits or losses on this project, along with lower levels of cash and additional borrowings. The project remains subject to future disruptions that could result in additional costs and claims.

New awards for the three months ended June 30, 2004 were $1.3 billion compared with $1.1 billion in the comparable period of 2003. New awards in the 2004 period included a $574 million oil sands project in Canada. Backlog at June 30, 2004 increased 40 percent to $4.9 billion compared with $3.5 billion at June 30, 2003.

INDUSTRIAL & INFRASTRUCTURE

Revenues and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2004	2003	2004	2003
Revenues	$485.8	$734.6	$962.6	$1,321.8
Operating profit	15.4	9.6	25.5	26.4

Revenues for the three and six months ended June 30, 2004 decreased 34 percent and 27 percent, respectively, compared with the same periods in 2003 primarily due to slow start-up progress on recently awarded projects and the lower level of new awards in the latter half of 2003. In addition, as discussed above, certain projects that were removed from backlog in the third quarter of 2003 also had a negative impact on the volume of work performed in the first half of 2004. Operating profit margin in the three months ended June 30, 2004 was 3.2 percent compared with 1.3 percent in the comparable period of the prior year. In the second quarter of 2003, a provision amounting to $7.4 million was recognized for the impairment of an equity investment earned in connection with consulting work on a magnesium project in Australia.

New awards for the three months ended June 30, 2004 were $1.5 billion compared with $0.8 billion for the 2003 comparison period. New awards in the 2004 period include a sulphide leach facility to treat marginal grade ore in Chile, a LCD display glass manufacturing plant in Taiwan and increased scope on telecommunications work for the London Underground. For the six months ended June 30, 2004 new awards amounted to $2.8 billion compared with $1.4 billion for the same period in 2003. Activity in new awards has strengthened substantially in 2004 reflecting improvement in economically sensitive markets such as mining, chemicals and general manufacturing. Backlog increased to $4.8 billion at June 30, 2004 compared with $4.3 billion at June 30, 2003.

GOVERNMENT

Revenues and operating profit for the Government segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2004	2003	2004	2003
Revenues	$591.5	$352.3	$1,169.1	$685.4
Operating profit	17.7	12.0	45.2	20.6

The increase in revenues in the three and six months ended June 30, 2004 is primarily due to the substantial increase in work performed on projects in Iraq and revenue from entities acquired during 2003. Del-Jen was acquired late in the first quarter of 2003 and J.A. Jones International was acquired in the fourth quarter of 2003. In addition, Trend Western was acquired by Del-Jen in the first quarter of 2004. In total, these acquired businesses contributed $183 million of revenue in the six months ended June 30, 2004 compared with $54 million from acquired businesses in the same period of 2003. Work in Iraq contributed approximately $168 million and $358 million in revenue in the three and six months ended June 30, 2004, respectively. There was no work in Iraq in the comparable period of 2003. Increased operating profit in the three and six months ended June 30, 2004 compared with the same periods of 2003 is primarily due to earnings on the projects in Iraq and also includes contributions from Del-Jen and J.A. Jones International.

New awards increased substantially to $239.5 million in the three months ended June 30, 2004 compared with $143.7 million in the same period a year ago. First half new awards in 2004 totaling $651 million included approximately $566 million of new task orders on CETAC 1 and 2, new work on the AFCAP Readiness Management and WERC Earth Tech contracts and the first Nash award to the Fluor/AMEC partnership in Iraq. New awards for work in Iraq are added to backlog as task orders are received.

Backlog at June 30, 2004 increased to $915 million from $492 million at the end of the second quarter last year.

GLOBAL SERVICES

Revenues and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2004	2003	2004	2003
Revenues	$303.2	$324.3	$617.3	$589.1
Operating profit	23.3	27.0	43.4	50.2

Revenue and operating profit decreased 7 percent and 14 percent, respectively, in the second quarter of 2004 compared with the same period in 2003. These decreases are primarily due to a lower volume of outage and turnaround work performed. Operating profit for the second quarter of 2004 was also negatively impacted by reduced construction-related site services activities for power and oil and gas projects which have been completed.

New awards and backlog for Global Services reflect operations and maintenance activities. The equipment, temporary staffing and global sourcing and procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. New awards for the three months ended June 30, 2004 were up 13 percent to $247.3 million compared with $217.9 million in the second quarter of 2003.

Backlog for Global Services at June 30, 2004 was $1.9 billion compared with $1.6 billion at June 30, 2003.

POWER

Revenues and operating profit for the Power segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2004	2003	2004	2003
Revenues	$128.9	$193.1	$219.8	$340.7
Operating profit	12.8	17.8	26.9	39.1

Revenues for the second quarter of 2004 decreased significantly compared with the year ago period reflecting the continuing decline in power plant procurement and construction activity. Operating margin in 2003 reflects performance on projects that were either completed or nearing completion where profit recognition is strongest. Operating profit in the first half of 2004 benefited from settlements relating to projects completed in prior periods.

New project awards in the second quarter of 2004 were $85 million compared with $18 million in the prior year comparable period. Demand for new power generation has declined significantly as existing industry capacity is currently meeting demand. Backlog at June 30, 2004 was $455 million compared with $595 million at June 30, 2003.

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

OTHER

Corporate general and administrative expense for the three months ended June 30, 2004 was $33.0 million which is up five percent compared with $31.3 million in the same period of 2003. Corporate general and administrative expense was lower for the six months ended June 30, 2004 due to the positive impact of pre-tax gains totaling $7.4 million from the sale of three real estate assets.

During the second quarter of 2004, net interest income was $0.7 million compared with net interest income of $0.4 million in the same period of 2003. For the six months ended June 30, 2004 net interest expense of $0.1 million compares with $1.0 net interest income in the same period of 2003 reflecting the higher level of outstanding borrowings in the 2004 period compared with 2003.

The effective tax rate on the company’s continuing operations for the six months ended June 30, 2004 was 33.5 percent compared with 33.8 percent in the 2003 period. The effective tax rate for the remainder of the year is projected to be approximately 33 to 34 percent compared with 33 percent for the full year of 2003.

MATTERS IN DISPUTE RESOLUTION

As of June 30, 2004, several matters on certain completed and in progress projects are in the dispute resolution process. The following discussion provides a background and current status of these matters:

Murrin Murrin

On May 5, 2004, Fluor Australia and its client, Anaconda Nickel (“Anaconda’’) entered into a settlement agreement resolving all disputes related to the Murrin Murrin Nickel Cobalt project located in Western Australia. Fluor Australia paid the equivalent of approximately US$120 million to end all remaining claims under both the first and second phases of arbitration, including any appeals. The payment had no material effect on the company’s financial position or results of operations for the current quarter as the amount was funded by the company’s insurers.

In September 2002, the first phase of arbitration resulted in an award to Anaconda of A$147 million (subsequently amended to A$150 million [US$84.0 million]) and an award to Fluor Australia of A$107 million [US$59.9 million] for amounts owing from Anaconda under the contract. The company had previously recovered the first phase award plus substantially all defense costs incurred from available insurance.

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision is expected in the second half of 2004.

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

The Project has been severely delayed with completion of Phase II. DIG has unilaterally taken over completion and operation of Phase II and is commissioning that portion of the plant. Shortly thereafter, DIG drew upon a $30 million letter of credit which Duke/Fluor Daniel (“D/FD”) expects to recover upon resolution of the dispute. D/FD retains lien rights (in fee) against the project. In October 2001, D/FD commenced an action in Michigan State Court to foreclose on the lien interest.

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

FINANCIAL POSITION AND LIQUIDITY

During the first half of 2004, cash was generated from operations, issuance of debt in excess of debt reduction and sales of excess real estate. In the first half of 2003, cash used by operating activities was the primary reason for a substantial reduction in cash balances. In the first six months of both 2004 and 2003, niche acquisitions were made that will enhance existing operations in the Government and Global Services segments.

In the first half of 2004, cash provided by operating activities was $17.5 million. The increase is primarily attributable to cash provided by earnings sources which was partially offset by an increase in operating assets and liabilities. The Oil & Gas segment has experienced a significant increase in contract work in progress and reduction in client advances due in large part to costs incurred related to contract performance on the Hamaca project in Venezuela. A significant portion of these amounts result from incurred costs relating to change orders that are in the dispute resolution process. At June 30, 2004, the company has deferred its share of these costs amounting to $220.8 million, of which $41.2 million was funded in the first six months of 2004. On-going work on Hamaca not associated with change orders used approximately $0.7 million of cash advances received in prior years. Also contributing to the use of cash was a net reduction of $30.9 million in advances from Duke/Fluor Daniel partnership (“D/FD”) as power projects were completed and advance payments previously received from clients for those projects was expended. Cash amounting to approximately $223 million in the first half of 2003 was used to fund progress on the Hamaca project and to repay advances on D/FD. In July 2003, the company jointly announced with Duke Energy Corporation the decision to dissolve the D/FD partnership as a result of the significant decline in the construction of new power plants. The dissolution is not expected to have a material impact on cash flows in 2004. The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects.

Cash flows from investing activities in the first half of 2004 included $50.2 million from the sale of three real estate properties and $10.9 million from the disposal of other property, plant and equipment. Partially offsetting these transactions was $33.0 million used to acquire Trend Western, a provider of logistics and operations services to military bases in the United States and Guam. In the first six months of 2003, $54.5 million was used for two niche acquisitions. Del-Jen, a provider of outsourcing services to the US Government, and Plant Performance Services, a provider of specialty operations and maintenance services, was purchased for $33.3 million and $21.2 million, respectively, in cash. The sale of the last remaining AMECO dealership operation in the second quarter of 2003 resulted in proceeds of $31.9 million. Capital expenditures for continuing operations, primarily for on-going renewal and replacement in the construction equipment operations, were $42.5 million in the first six months of 2004 compared with $28.4 million in the same period of 2003.

Cash generated from financing activities in the first half of 2004 was provided by the issuance of convertible senior notes resulting in net proceeds of $322.5 million. The company utilized a portion of these proceeds to repay $121.5 million in commercial paper and $100.0 million in outstanding debt on its Aliso Viejo, California facilities. The convertible notes are due February 15, 2024 and bear interest at 1.5 percent per annum. Interest is payable semi-annually on February 15 and August 15 of each year. The company’s debt-to-capital ratio at June 30, 2004 is 24.2 percent compared with 19.7 percent at December 31, 2003. Also contributing to cash flows in the first half of 2004 was cash received from the exercise of stock options that largely offset cash utilized for the payment of dividends ($0.32 per share).

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

Off-Balance Sheet Arrangements

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $756 million in short-term committed and uncommitted credit lines to support letters of credit. Letters of credit are issued in the ordinary course of business to clients to support advance payments, in lieu of retention, as performance guarantees for projects and certain other corporate purposes. Primarily as a result of the company’s strong credit standing which provides the availability of letters of credit capacity, retainage on engineering and construction contracts is minimal. In certain limited circumstances, the company also posts surety bonds to guarantee its performance on contracts.

In the first quarter of 2004, changes in the company’s contractual obligations included the issuance of $330 million of 1.5 percent convertible senior notes and repayment of $100 million of lease financing. As of June 30, 2004, no other material changes had occurred with regard to the company’s commercial commitments and contractual obligations as disclosed in the company’s December 31, 2003 annual report on Form 10-K.

In July 2004, the company entered into a new, five-year, $800 million Senior Credit Facility. The agreement replaced existing facilities totaling $700 million. Of the total capacity, $300 million will be dedicated to commercial paper back-up lines. The balance is available for letters of credit and funded loans. The company may borrow up to $300 million under unsecured committed revolving short- and long-term lines of credit and up to $500 million in committed lines of credit to support letters of credit. Borrowings on committed lines bear interest at rates based on the London Interbank Offered Rate (“LIBOR”) plus an applicable borrowing margin or the prime rate.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of clients and other third parties under engineering and construction contracts. In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution. As of June 30, 2004, no material changes to financial or performance assurances to clients have occurred since the filing of the company’s December 31, 2003 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. The company was not obligated for any material financial guarantees of the debt of third parties as of June 30, 2004.

Financial Instruments

The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At June 30, 2004, the company had forward foreign exchange contracts of less than 36 months duration to exchange principally; Euros, British pounds, Canadian dollars and South African rand for U.S. dollars. The total gross notional amount of these contracts at June 30, 2004 was $55 million representing forward contracts to purchase foreign currency.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the company that is required to be included in our periodic reports filed with the SEC.

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

Changes in Internal Controls over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended on the date of this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG
Three and Six Months Ended June 30, 2004 and 2003

UNAUDITED

	Three Months Ended
	June 30
$ in millions	2004	2003
Backlog – beginning of period	$11,864.6	$10,303.0
New awards	3,306.5	2,267.8
Adjustments and cancellations, net	(84.1)	94.6
Work performed	(2,167.6)	(2,202.3)

Backlog – end of period	$12,919.4	$10,463.1

	Six Months Ended
	June 30
	2004	2003
Backlog – beginning of period	$10,607.1	$9,709.1
New awards	6,434.2	4,886.3
Adjustments and cancellations, net	64.4	107.9
Work performed	(4,186.3)	(4,240.2)

Backlog – end of period	$12,919.4	$10,463.1

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Fluor and its subsidiaries, incident to their normal business activities, are parties to a number of legal proceedings and other matters in various stages of development. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate are not expected to have a material adverse effect upon the consolidated financial position, or the results of operations of the company, after giving effect to provisions already recorded.

In addition to the matters described above, we are involved in disputes with respect to the Hamaca Crude Upgrader Project located in Jose, Venezuela. We are part of a joint venture which is actively proceeding on a number of issues under binding arbitration to recover certain costs we have incurred with respect to this project. For additional information on the Hamaca dispute, see the section entitled “Results of Operations – Oil & Gas” in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation, above.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	The following table provides information about purchases by the company during the quarter ended June 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
(in thousands, except per share data)

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
		Average	Part of Publicly	Yet Be
	Total Number	Price	Announced	Purchased
	of Shares	Paid per	Plans or	Under the Plans
Period	Purchased(1)	Share	Programs	or Program (2)
April 1, 2004 – April 30, 2004	2	$38.83	N/A	4,141
May 1, 2004 – May 31, 2004	3	$38.21	N/A	4,141
June 1, 2004 – June 30, 2004	0	N/A	N/A	4,141

(1)	Shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)	On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five(5) million shares of our common stock. That authorization is ongoing and does not have an expiration date.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (2)

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (3)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (4)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(5)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (6)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan (7)

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective April 28, 2004 (8)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (9)

10.8	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (6)

10.9	Directors’ Life Insurance Summary(1)

10.10	Fluor Executives’ Supplemental Benefit Plan (1)

10.11	Fluor Corporation Retirement Plan for Outside Directors (1)

10.12	Executive Severance Plan (2)

10.13	2001 Key Employee Performance Incentive Plan (9)

10.14	2001 Fluor Stock Appreciation Rights Plan (9)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan (6)

10.16	Code of Ethics and Business Conduct, as amended and restated (2)

10.17	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (2)

10.18	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents *

31.1	Certification of Chief Executive Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 *

(a)	Exhibits. (continued)

Exhibit	Description
32.1	Certification of Chief Executive Officer of Fluor Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer of Fluor Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on April 30, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated April 29, 2004, furnishing a copy of Fluor Corporation’s press release announcing its financial results for the quarter ended March 31, 2004, pursuant to Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date: August 9, 2004	/s/ D. Michael Steuert

D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date: August 9, 2004	/s/ V. L. Prechtl

V. L. Prechtl
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (2)

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (3)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (4)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(5)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (6)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan (7)

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective April 28, 2004 (8)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (9)

10.8	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (6)

10.9	Directors’ Life Insurance Summary(1)

10.10	Fluor Executives’ Supplemental Benefit Plan (1)

10.11	Fluor Corporation Retirement Plan for Outside Directors (1)

10.12	Executive Severance Plan (2)

10.13	2001 Key Employee Performance Incentive Plan (9)

10.14	2001 Fluor Stock Appreciation Rights Plan (9)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan (6)

10.16	Code of Ethics and Business Conduct, as amended and restated (2)

10.17	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (2)

10.18	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents *

31.1	Certification of Chief Executive Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 *

Exhibit	Description
32.1	Certification of Chief Executive Officer of Fluor Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer of Fluor Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on April 30, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.