Form 10-Q
period 2004-09-30
FLUOR CORP
filed 2004-11-09
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, there were 83,797,157 shares of common stock outstanding.

FLUOR CORPORATION

FORM 10-Q

September 30, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Three Months Ended September 30, 2004 and 2003

UNAUDITED

$ in thousands, except per share amounts	2004	2003
REVENUES	$2,362,670	$2,120,815
COSTS AND EXPENSES
Cost of revenues	2,267,135	2,023,254
Corporate administrative and general expense	23,725	33,551
Interest expense	3,734	2,555
Interest income	(4,809)	(3,617)

Total Costs and Expenses	2,289,785	2,055,743

EARNINGS BEFORE TAXES	72,885	65,072
INCOME TAX EXPENSE	25,623	20,948

NET EARNINGS	$47,262	$44,124

EARNINGS PER SHARE
BASIC	$0.58	$0.55

DILUTED	0.57	0.55

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	81,756	79,934

DILUTED	83,129	80,624

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See Accompanying Notes

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Nine Months Ended September 30, 2004 and 2003

UNAUDITED

$ in thousands, except per share amounts	2004	2003
REVENUES	$6,640,374	$6,441,174
COSTS AND EXPENSES
Cost of revenues	6,346,335	6,149,854
Corporate administrative and general expense	84,502	101,603
Interest expense	11,520	7,995
Interest income	(12,485)	(10,085)

Total Costs and Expenses	6,429,872	6,249,367

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	210,502	191,807
INCOME TAX EXPENSE	71,724	63,772

EARNINGS FROM CONTINUING OPERATIONS	138,778	128,035
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	1,488
LOSS ON DISPOSAL, NET OF TAXES	—	(13,104)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES	—	(10,389)

NET EARNINGS	$138,778	$106,030

BASIC EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$1.71	$1.61
DISCONTINUED OPERATIONS	—	(0.15)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(0.13)

NET EARNINGS	$1.71	$1.33

DILUTED EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$1.68	$1.60
DISCONTINUED OPERATIONS	—	(0.15)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(0.13)

NET EARNINGS	$1.68	$1.32

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	81,302	79,607

DILUTED	82,599	80,191

DIVIDENDS DECLARED PER SHARE	$0.48	$0.48

See Accompanying Notes

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2004 and December 31, 2003

UNAUDITED

	September 30,	December 31,
$ in thousands, except share amounts	2004	2003 *
ASSETS
Current assets
Cash and cash equivalents	$561,549	$496,502
Accounts and notes receivable	724,715	636,162
Contract work in progress	1,078,206	827,091
Deferred taxes	95,153	118,550
Other current assets	114,044	135,339

Total current assets	2,573,667	2,213,644
Property, plant and equipment (net of accumulated depreciation of $394,681 and $368,223, respectively)	511,992	569,480
Investments and goodwill	149,631	152,363
Deferred taxes	84,297	66,051
Pension assets	153,548	173,613
Other	295,254	274,331

	$3,768,389	$3,449,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$753,655	$571,535
Short-term debt	—	221,469
Advances from affiliate	16,752	44,548
Advance billings on contracts	473,105	489,057
Accrued salaries, wages and benefits	286,971	306,786
Other accrued liabilities	176,697	195,743

Total current liabilities	1,707,180	1,829,138
Long-term debt due after one year	347,645	44,652
Noncurrent liabilities	485,198	494,158
Contingencies and commitments
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.01 par value; issued and outstanding – 83,762,772 and 82,102,029 shares, respectively	838	821
Additional capital	473,963	415,078
Unamortized executive stock plan expense	(37,512)	(24,412)
Accumulated other comprehensive loss	(33,108)	(35,335)
Retained earnings	824,185	725,382

Total shareholders’ equity	1,228,366	1,081,534

	$3,768,389	$3,449,482

*	Amounts at December 31, 2003 have been derived from audited financial statements.

See Accompanying Notes

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003

UNAUDITED

$ in thousands	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$138,778	$106,030
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation	63,507	59,901
Cumulative effect of change in accounting principle	—	10,389
Deferred taxes	4,330	17,466
Retirement plan accrual	20,065	27,150
Unbilled fees receivable	(17,459)	(15,502)
Provision for impairment of assets	—	29,331
Changes in operating assets and liabilities, excluding effects of business acquisitions/dispositions	(206,350)	(432,109)
Gain on sale of real estate and residual property interest	(10,396)	—
Insurance proceeds	3,828	67,382
Equity in (earnings) loss of investees	2,227	(149)
Other, net	18,749	(5,038)

Cash provided (utilized) by operating activities	17,279	(135,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures
Continuing operations	(68,849)	(47,610)
Discontinued operations	—	(2,583)
Acquisitions, net	(33,000)	(54,531)
Investments, net	2,358	9,317
Proceeds from sale of real estate and residual property interest	59,688	—
Proceeds from disposal of property, plant and equipment	16,655	18,978
Proceeds from sale of subsidiary	—	31,926
Other, net	(2,600)	(1,008)

Cash utilized by investing activities	(25,748)	(45,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(39,975)	(39,153)
Proceeds from issuance of convertible debt	330,000	—
Repayment of facilities financing	(128,581)	—
Decrease in short-term borrowings	(121,469)	—
Stock options exercised	33,718	20,903
Debt issuance costs	(7,490)	—
Purchases of common stock	—	(2,691)
Other, net	(506)	(422)

Cash provided (utilized) by financing activities	65,697	(21,363)

Effect of exchange rate changes on cash	7,819	27,430

Increase (decrease) in cash and cash equivalents	65,047	(174,593)
Cash and cash equivalents at beginning of period	496,502	753,367

Cash and cash equivalents at end of period	$561,549	$578,774

See Accompanying Notes

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)	The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2003 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results that can be expected for the full year.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals and adjustments of certain accrued liabilities balances during the 2004 periods) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at September 30, 2004, its consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003.

Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

(2)	Advances from affiliate relate to cash received by Duke/Fluor Daniel, a joint venture entity further discussed in Note 6 below, from advance billings on contracts, which are made available to the partners. Such advances are classified as an operating liability of the company.

(3)	The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2004	2003	2004	2003
Net earnings	$47,262	$44,124	$138,778	$106,030
Foreign currency translation adjustment	4,978	1,167	2,227	23,403

Comprehensive income	$52,240	$45,291	$141,005	$129,433

(4)	Cash paid for interest was $10.9 million and $7.9 million for the nine months ended September 30, 2004 and 2003, respectively. Income tax payments, net of receipts, were $45.7 million and $14.2 million during the nine-month periods ended September 30, 2004 and 2003, respectively.

(5)	The company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”), as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. All unvested options outstanding under the company’s option plans have grant prices equal to the market price of the company’s stock on the date of grant. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the company’s stock at the end of the period.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

	Three Months Ended		Nine Months Ended
$ in thousands, except	September 30		September 30
per share amounts	2004	2003	2004	2003
Net earnings
As reported	$47,262	$44,124	$138,778	$106,030
Stock-based employee compensation expense, net of tax	(5,027)	(2,260)	(7,672)	(6,713)

Pro forma	$42,235	$41,864	$131,106	$99,317

Basic net earnings per share
As reported	$0.58	$0.55	$1.71	$1.33

Pro forma	$0.52	$0.52	$1.62	$1.24

Diluted net earnings per share
As reported	$0.57	$0.55	$1.68	$1.32

Pro forma	$0.51	$0.52	$1.59	$1.23

In 2003, the company granted certain options providing for accelerated vesting if specific market conditions are achieved. In the third quarter of 2004, those options became 100 percent vested because the average closing price of the company’s common stock exceeded a specified price for 20 consecutive trading days. As a result, the remaining compensation cost for the now fully vested options has been treated as pro forma compensation expense above for the three and nine months ended September 30, 2004.

(6)	Operations are organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides engineering and construction professional services for upstream oil and gas production and downstream refining. The Industrial & Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, chemicals, telecommunications and transportation projects and other facilities. The Government segment provides project management, engineering, construction, and contingency response services to the United States government. The Global Services segment includes operations and maintenance, equipment and temporary staffing services and the company’s global sourcing and procurement services business. The Power segment provides professional services to engineer, construct and maintain power generation facilities.

Prior to the third quarter of 2004, services provided by ICA Fluor Daniel (“ICA Fluor”), 49 percent jointly owned companies with Grupo ICA, a Mexican company, were included in the Power segment. As the result of a shift in the markets served by and the types of projects awarded to ICA Fluor, commencing in the third quarter of 2004, its operating results and assets are included in the Oil & Gas segment.

On July 9, 2003, the company jointly announced with Duke Energy Corporation the decision to dissolve the Duke/Fluor Daniel partnership (“D/FD”) as a result of the significant decline in the construction of new power plants. The dissolution is not expected to have a material impact on results of operations or financial position of the company. The dissolution is in progress and is expected to be completed in 2005 as remaining project activities are concluded. Power segment operations now include services provided by Fluor and the remaining project completion activities conducted by D/FD.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

Operating information by segment for the company’s continuing operations are as follows for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2004	2003	2004	2003
External revenue
Oil & Gas	$965.1	$555.0	$2,274.0	$1,938.4
Industrial & Infrastructure	556.7	663.7	1,519.3	1,985.5
Government	529.7	403.3	1,698.7	1,088.7
Global Services	279.5	235.1	896.9	824.2
Power	31.7	263.7	251.5	604.4

Total external revenue	$2,362.7	$2,120.8	$6,640.4	$6,441.2

Operating profit
Oil & Gas	$45.1	$27.7	$102.6	$85.1
Industrial & Infrastructure	16.8	18.4	42.3	44.9
Government	18.2	11.8	63.5	32.4
Global Services	25.5	18.9	68.8	69.1
Power	(10.1)	20.7	16.8	59.8

Total operating profit	$95.5	$97.5	$294.0	$291.3

A reconciliation of the segment information to consolidated amounts for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2004	2003	2004	2003
Total segment operating profit	$95.5	$97.5	$294.0	$291.3
Corporate administrative and general expense	23.7	33.5	84.5	101.6
Interest income, net	(1.1)	(1.1)	(1.0)	(2.1)

Earnings from continuing operations before taxes	$72.9	$65.1	$210.5	$191.8

Total assets for the Oil & Gas segment at September 30, 2004 were $701.7 million compared with $508.6 million at December 31, 2003. The current year increase is the combined result of a $73.6 million increase in deferred costs relating to the Hamaca project (Note 12), the inclusion of ICA Fluor in the Oil & Gas segment ($38.2 million, with an offsetting decrease to the Power segment) and a number of projects that have transitioned to field activities, which have greater working capital requirements. Total assets for the Industrial & Infrastructure segment at September 30, 2004 were $569.3 million compared with $447.2 million at December 31, 2003. This increase resulted principally from projects transitioning to field activities, with the higher associated working capital requirements.

(7)	In February 2004, Del-Jen, Inc., a subsidiary of the company, acquired Trend Western Technical Corporation (“Trend Western”), a provider of logistics and operations services to military bases in the United States and Guam for $33.0 million in cash. This acquisition further enhances the company’s ability to serve the federal government marketplace and expands the service offering and the international reach of Del-Jen. The company recorded goodwill of $18.0 million and

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

intangible assets of $10.0 million. Goodwill is no longer amortized but is reviewed periodically for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intangible assets are being amortized over useful lives ranging from four to nine years.

The company’s consolidated financial statements include the operating results of Trend Western from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the company’s results.

In addition, during the first quarter of 2004, the company finalized the purchase price allocation of the 2003 acquisition of five specialty operations and maintenance (“O&M”) business groups from Philip Services Corporation. The acquired businesses, which have been named Plant Performance Services, have expanded and strengthened the O&M services business component of the Global Services segment and complement the company’s core engineering, procurement, construction and maintenance business. The business groups were acquired for $21.2 million in cash. The seller retained the working capital for these businesses. Costs in excess of tangible assets acquired amounted to $11.5 million (goodwill of $8.7 million and intangible assets of $2.8 million). Goodwill is no longer amortized but is reviewed periodically for impairment in accordance with SFAS 142. The intangible assets are being amortized over useful lives ranging from one to five years.

(8)	In February 2004, the company issued $330 million of convertible senior notes due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. The notes bear interest at a rate of 1.50 percent per annum with interest payable semi-annually on February 15 and August 15 of each year. On or after February 17, 2005, the notes are convertible into shares of the company’s common stock at a conversion rate of 17.875 shares per each $1,000 principal amount of notes at an initial conversion price of $55.94 per share, if (a) the closing price of the company’s common stock exceeds a specified price for a specified period of time, (b) the company calls the notes for redemption or (c) upon the occurrence of specified corporate transactions. Additionally, under the closing price condition, conversion of the notes may occur only during the fiscal quarter immediately following the quarter in which the closing price condition is satisfied. Upon conversion, the company has the right to deliver, in lieu of common stock, cash or a combination of cash and shares of the company’s stock. Shares of the company’s common stock that would be issued if the notes were converted are not included in diluted earnings per share because the conversion price was above the market price on the date of issue and conversion is contingent upon achieving a price target for a specified period of time of 130 percent of the conversion price. Neither the conversion price nor price target has been achieved since the date of issue.

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

In September 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (the “consensus”). Contingently convertible debt instruments (commonly referred to as Co-Cos) are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

of these contingencies is based on market price. Prior to the issuance of the final consensus on Issue No. 04-8 by the EITF, SFAS 128, “Earnings per Share,” had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share (“EPS”) in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted EPS computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met.

The consensus is effective for the company in the fourth quarter of 2004 and must be applied by restating all periods during which the convertible debt is outstanding. Had the company implemented the consensus on September 30, 2004, diluted EPS for the first, second and third quarters of 2004, and the nine months ended September 30, 2004, would have been reduced to $0.56, $0.52, $0.54 and $1.62, respectively.

(9)	In December 2003, the FASB issued SFAS No. 132 (revised December 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits’’ (“SFAS 132-R”). This statement amends the disclosure requirements of SFAS 132 to require more details about retirement plan assets, benefit obligations, cash flows and other relevant information. SFAS 132-R is effective for years ending after December 15, 2003, except certain benefit payment and international plan disclosures that are effective for fiscal years ending after June 15, 2004. Disclosures relating to international plans are included in the accompanying information.

Net periodic pension expense for continuing operations defined benefit pension plans includes the following components:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2004	2003	2004	2003
Service cost	$8,828	$8,364	$26,525	$25,013
Interest cost	10,574	9,542	31,772	28,500
Expected return on assets	(12,586)	(10,032)	(37,815)	(29,968)
Amortization of transition asset	(177)	(189)	(531)	(568)
Amortization of prior service cost	(25)	(17)	(77)	(48)
Recognized net actuarial loss	4,621	5,237	13,869	15,684

Net periodic pension expense	$11,235	$12,905	$33,743	$38,613

The company currently expects to fund approximately $30 to $50 million for the calendar year 2004 compared with $52.5 million funded in calendar 2003. During the nine months ended September 30, 2004, approximately $8 million of contributions have been made to the company’s non-U.S. pension plans.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

Net periodic postretirement benefit cost for continuing operations includes the following components:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	420	561	1,387	1,682
Expected return on assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	142	157	604	473

Net periodic postretirement benefit cost	$562	$718	$1,991	$2,155

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) providing guidance on accounting for the effects of the Act and specific disclosure requirements. Detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. Based on an analysis of the Act, the company has formed a preliminary conclusion that its retiree medical plans provide benefits that are at least actuarially equivalent to Medicare Part D. The company adopted the provisions of FSP 106-2 as of July 1, 2004 and recorded the effects of the subsidy in measuring net periodic postretirement benefit cost during the quarter ended September 30, 2004. This resulted in a reduction in the accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service of $2.9 million and a pre-tax reduction in net periodic postretirement benefit costs of $0.2 million for the quarter ended September 30, 2004. However, since final regulations have not been issued, the company’s preliminary conclusion is subject to change.

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(10)	In December 2003, the FASB issued Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46-R”). FIN 46-R provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

The company’s engineering office facilities in Aliso Viejo, California (“Aliso Viejo”) and Calgary, Canada (“Calgary”) were leased through arrangements involving variable interest entities. Beginning in the first quarter of 2003, the company consolidated these entities in its financial

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

statements as prescribed by FIN 46-R. The cumulative impact of the difference in earnings, amounting to a net charge of $10.4 million, was reported in the first quarter of 2003 as the cumulative effect of a change in accounting principle.

During 2004, the company exercised its options to purchase both the Aliso Viejo ($100 million) and Calgary ($29 million) engineering and office facilities. These amounts are reported as repayments of facilities financing in the accompanying condensed consolidated statement of cash flows.

The company executes certain contracts jointly through partnerships and joint ventures with unrelated third parties that may be subject to the requirements of FIN 46-R. The company has evaluated the applicability of FIN 46-R to existing partnerships and joint ventures as of September 30, 2004 and determined that no material changes are required in the accounting or financial reporting for these entities.

(11)	In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and temporary staffing operations. The company completed the sale of its discontinued operations in the second quarter of 2003. Prior to completion of the sale, the company recorded an additional after-tax impairment provision which included adjustments to deferred taxes, to recognize further deterioration in its fair value due to continued severely depressed conditions in the equipment rental industry.

The revenues and earnings (loss) from discontinued operations for the nine months ended September 30, 2003 are as follows:

$ in thousands
Revenue
Dealership operations	$30,097
Other equipment operations	—
Temporary staffing operations	34

Total revenue	$30,131

Earnings (loss) from discontinued operations
Dealership operations	$2,575
Other equipment operations	117
Temporary staffing operations	(404)

Earnings from discontinued operations before tax	2,288
Income tax expense	(800)

Earnings from discontinued operations	$1,488

Loss on disposal before tax	$(7,386)
Income tax expense	(5,718)

Loss on disposal	$(13,104)

There have been no results of operations reported as discontinued operations for any period subsequent to June 30, 2003.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

(12)	The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. In addition, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made certain claims against clients for costs incurred in excess of the contract provisions. The company recognizes significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Claims recognized in revenue in current and prior periods amounted to $47 million and $16 million at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, the company has $13 million in amounts due from insurance carriers that were recognized in previous years. While amounts ultimately realized from claims could differ materially from the balances included in the financial statements, the company does not expect that claim recoveries will have a material effect on its consolidated financial position or results of operations.

The current status on matters in the dispute resolution process, none of which are expected to have a material adverse effect on consolidated financial position or results of operations, is as follows:

Murrin Murrin

On May 5, 2004, Fluor Australia and its client, Anaconda Nickel (“Anaconda”) entered into a settlement agreement resolving all disputes related to the Murrin Murrin Nickel Cobalt project located in Western Australia. Fluor Australia paid the equivalent of approximately US$120 million to end all remaining claims under both the first and second phases of arbitration, including any appeals. The payment had no material effect on the company’s financial position or results of operations for the current year as the amount was funded by the company’s insurers.

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

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision is expected shortly.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

The Project was severely delayed with completion of Phase II. DIG unilaterally took over completion and operation of Phase II and commissioned that portion of the plant. Shortly thereafter, DIG drew upon a $30 million letter of credit which Duke/Fluor Daniel (“D/FD”) expects to recover upon resolution of the dispute. D/FD retains lien rights (in fee) against the project. In October 2001, D/FD commenced an action in Michigan State Court to foreclose on the lien interest.

In December 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. The lien action remains stayed pending completion of the arbitration of D/FD’s claims against DIG and DIG’s claims against D/FD. An arbitration panel has been appointed and the arbitration will likely proceed in late 2005.

Hamaca Crude Upgrader

A major project that has reached mechanical completion in the Oil & Gas segment is the Hamaca Crude Upgrader Project (“Hamaca”) located in Jose, Venezuela. Hamaca is a $1.1 billion lump sum project (including $92 million of approved change orders) of Grupo Alvica (“GA”), a joint venture including Fluor Daniel (80 percent) and Inelectra C.A. (20 percent), to design and build a petroleum upgrader for a consortium of owners called Petrolera Ameriven (“PA”) including Petroleos de Venezuela S.A., ChevronTexaco and ConocoPhillips.

The GA joint venture is pursuing the following three cost and schedule relief issues:

•	modifications and extra work arising from differing site soil conditions,

•	costs arising from the site labor agreement for 2000 called “Acta Convenio” and

•	events in Venezuela in early 2003, including a national strike and other force majeure incidents.

The site soil conditions issue was the subject of arbitration hearings in November 2002. There are no monetary cross-claims by PA in the arbitration. The amount of the claim for site soil conditions of $159 million includes the direct costs as well as significant delay-related and indirect costs. In April 2004, the arbitration panel awarded GA $36 million for direct cost of the site soil conditions remediation work, virtually all of the amounts sought by GA for this issue. The client had previously conditionally accepted responsibility relating to the soil conditions matter and $28 million had been paid. The balance of the $36 million award amount was received in April 2004. The award confirmed GA’s methodology for computing the amount of all change orders arising under the contract. In addition, the award also granted GA approximately 14 weeks of schedule relief. The delay and indirect costs were the subject of hearings in June 2004 and a decision is expected shortly.

The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were held in April 2003 and a decision on this issue is also expected shortly. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter.

In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the national strike in Venezuela. A change order relating to the national strike in the approximate amount of $340 million was submitted by GA. This action was followed by the filing of an arbitration claim relating to this issue in January 2004. The arbitration panel ordered

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

hearings on this issue in December 2004 and January 2005. Other force majeure incidents occurring prior to the national strike also were the subject of arbitration hearings in October 2003.

Incurred costs associated with delay and indirect costs related to the soil conditions, Acta Convenio, the national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of September 30, 2004, incurred costs amounting to $253.2 million have been deferred. Subcontractor close-outs will result in additional costs as contracts are settled. The company believes that schedule relief awarded in connection with the direct costs of the site soil conditions, along with other delay days requested on the other issues, will be sufficient to avoid the imposition of liquidated damages. If costs relating to Acta Convenio, soil conditions, the national strike or other claims are determined to be not recoverable or liquidated damages are assessed, the company could face materially reduced profits or losses on this project, along with lower levels of cash and additional borrowings.

(13)	In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of clients and other third parties under engineering and construction contracts. In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution. As of September 30, 2004, no material changes to financial or performance assurances to clients have occurred since the filing of the company’s December 31, 2003 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. The company was not obligated for any material financial guarantees of the debt of third parties as of September 30, 2004.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected earnings levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature. These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

•	Changes in global business, economic (including currency risk), political and social conditions;

•	The company’s failure to receive anticipated new contract awards;

•	Customer cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time;

•	The cyclical nature of many of the markets the company serves and its vulnerability to downturns;

•	Difficulties or delays incurred in the execution of construction contracts, including performance by our joint venture partners, resulting in cost overruns or liabilities;

•	Failure to meet timely completion or performance standards could result in higher costs and reduced profits or, in some cases losses on projects;

•	A failure to obtain favorable results in existing or future litigation or dispute resolution proceedings;

•	Customer delays or defaults in making payments;

•	The potential impact of certain tax matters including, but not limited to, those resulting from the company’s reverse spin-off transaction consummated November 30, 2000 involving Massey Energy Company;

•	The impact of past and future environmental, health and safety regulations;

•	Competition in the global engineering, procurement and construction industry;

•	The company’s ability to identify and successfully integrate acquisitions;

•	Conversion of outstanding convertible securities that would dilute ownership interests of existing stockholders and could adversely affect the market price of the company’s common stock; and

•	The company’s ability to recover amounts that are due as change orders to the Hamaca Crude Upgrader project.

While most risks affect only future costs or revenues anticipated by the company, some risks may relate to accruals that have already been reflected in earnings. The company’s failure to receive payments of accrued amounts or if liabilities are incurred in excess of amounts previously recognized, a charge against future earnings could result.

Additional information concerning these and other factors can be found in our press releases as well as our periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1. Business-Company Risk Factors” in the company’s Form 10-K filed March 15, 2004. These filings are available publicly on the SEC’s website at http://www.sec.gov, on Fluor’s website at http://investor.fluor.com or upon request from Fluor’s Investor Relations Department: (949) 349-3909. The company disclaims any intent or obligation to update its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net earnings in the three and nine months ended September 30, 2004 were $47.3 million or $0.57 per diluted share and $138.8 million or $1.68 per diluted share, respectively. These results compare with net earnings of $44.1 million or $0.55 per diluted share and $106.0 million or $1.32 per diluted share for the same periods of 2003. Results for the nine months ended September 30, 2003 include a loss of $11.6 million or $0.15 per diluted share from discontinued operations relating to the disposal of an equipment dealership. In addition, results for the nine months ended September 30, 2003 include a net charge of $10.4 million or $0.13 per diluted share for the cumulative effect of a change in accounting principle relating to the consolidation of variable interest entities.

As discussed in Note 8 to the condensed consolidated financial statements, during the third quarter of 2004, the Emerging Issues Task Force reached a consensus on the treatment of contingently convertible debt in diluted earnings per share computations. The provisions of this pronouncement are to be applied in the fourth quarter of 2004, with restatements of all prior periods during which the debt was outstanding. If the consensus had been applied during the current period, diluted earnings per share for the third quarter and nine months ended September 30, 2004 would have been reduced to $0.54 per diluted share and $1.62 per diluted share, respectively. Previously reported amounts for 2003 would not have changed, since the debt was issued in 2004.

Revenues from continuing operations for the three and nine months ended September 30, 2004 were $2.4 billion and $6.6 billion, respectively, compared with $2.1 billion and $6.4 billion for the 2003 comparison periods. Earnings from continuing operations for the three and nine months ended September 30, 2004 include a $5.5 million pre-tax gain from the final settlement of a residual interest in an asset sold by the company in 1985, combined with several other accrual and foreign currency adjustments totaling $4.0 million that resulted in a decline in general and administrative expense. Also included in earnings from continuing operations for the first nine months of 2004 is a pre-tax gain amounting to $7.4 million from the sale of three real estate assets. The nine months ended September 30, 2003 include a pre-tax provision of $7.4 million for impairment of an equity investment earned in exchange for consulting services provided on a magnesium project in Australia.

The company has continued to experience a trend away from power projects as demand for new power plant construction remains at a low level resulting in lower revenues and earnings from this market in the nine months ended September 30, 2004. Revenues and earnings from continuing operations were also negatively impacted by the lower level of new project awards in the economically sensitive mining, chemicals and manufacturing markets experienced in 2003. In addition, the company’s 2003 decision to suspend performance on a mining project and withdraw from certain commercial projects had a negative impact on third quarter 2003 backlog and the volume of work performed in the first nine months of 2004. A partial offset to these impacts is the positive trend for new awards in the Government segment resulting in a significant increase in work performed in Iraq on projects for the U.S. Government in 2004. Additionally, operating results of the Oil & Gas segment for the three months ended September 30, 2004 were favorably impacted by increased work performed associated with the transition to field activities on two major international projects. The company also benefited from increased revenues beginning in the first quarter of 2004 from business acquisitions completed in 2003 and early 2004.

Consolidated new awards for the three and nine months ended September 30, 2004 were $3.2 billion and $9.7 billion, up 18 percent and 27 percent, respectively, compared with the same periods in 2003. New awards in the 2004 periods include a broad diversity of projects in the Oil & Gas, Industrial & Infrastructure and Government segments reflecting the continuing improvement in the global economic environment. Consolidated backlog at September 30, 2004 increased 33 percent to $13.7 billion from $10.3 billion at September 30, 2003. Approximately 63 percent of consolidated new awards for the nine months ended September 30, 2004 were for projects located outside of the United States. As of September 30, 2004, approximately 60 percent of consolidated backlog relates to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

OIL & GAS

Revenues and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2004	2003	2004	2003
Revenues	$965.1	$555.0	$2,274.0	$1,938.4
Operating profit	45.1	27.7	102.6	85.1

As a result of a shift in the markets served by and the types of projects awarded to ICA Fluor Daniel (ICA Fluor), commencing in the third quarter of 2004, its operating results, new awards and backlog are included in the Oil & Gas segment. ICA Fluor was previously included in the Power segment.

Revenues were 74 percent higher in the third quarter of 2004 compared with the same period in 2003 and were 17 percent higher for the nine months ended September 30 2004 compared with the same period in 2003. The increases reflect work performed on projects that have shifted from preliminary studies and engineering work to the execution stage of procurement and construction during the quarter. Revenue for the first six months of 2004 included a higher level of front-end engineering services which do not generate significant revenue but do result in higher operating margins. Operating profit margin in the three and nine months ended September 30, 2004 was comparable with the same periods in 2003.

A major project that has reached mechanical completion in the Oil & Gas segment is the Hamaca Crude Upgrader Project (“Hamaca”) located in Jose, Venezuela. Hamaca is a $1.1 billion lump sum project (including $92 million of approved change orders) of Grupo Alvica (“GA”), a joint venture including Fluor Daniel (80 percent) and Inelectra C.A. (20 percent), to design and build a petroleum upgrader for a consortium of owners called Petrolera Ameriven (“PA”) including Petroleos de Venezuela S.A., ChevronTexaco and ConocoPhillips.

The GA joint venture is pursuing the following three cost and schedule relief issues:

•	modifications and extra work arising from differing site soil conditions,

•	costs arising from the site labor agreement for 2000 called “Acta Convenio” and

•	events in Venezuela in early 2003, including a national strike and other force majeure incidents.

The site soil conditions issue was the subject of arbitration hearings in November 2002. There are no monetary cross-claims by PA in the arbitration. The amount of the claim for site soil conditions of $159 million includes the direct costs as well as significant delay-related and indirect costs. In April 2004, the arbitration panel awarded GA $36 million for direct cost of the site soil conditions remediation work, virtually all of the amounts sought by GA for this issue. The client had previously conditionally accepted responsibility relating to the soil conditions matter and $28 million had been paid. The balance of the $36 million award amount was received in April 2004. The award confirmed GA’s methodology for computing the amount of all change orders arising under the contract. In addition, the award also granted GA approximately 14 weeks of schedule relief. The delay and indirect costs were the subject of hearings in June 2004 and a decision is expected shortly.

The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were held in April 2003 and a decision on this issue is also expected shortly. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter.

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

Incurred costs associated with delay and indirect costs related to the soil conditions, Acta Convenio, the national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of September 30, 2004, incurred costs amounting to $253.2 million have been deferred. Subcontractor close-outs will result in additional costs as contracts are settled. The company believes that schedule relief awarded in connection with the direct costs of the site soil conditions, along with other delay days requested on the other issues, will be sufficient to avoid the imposition of liquidated damages. If costs relating to Acta Convenio, soil conditions, the national strike or other claims are determined to be not recoverable or liquidated damages are assessed, the company could face materially reduced profits or losses on this project, along with lower levels of cash and additional borrowings.

New awards for the three months ended September 30, 2004 were $612 million compared with $398 million in the comparable period of 2003. New awards in the 2004 period included engineering, procurement and construction management for a clean fuels project in the United States and a number of smaller projects located in various foreign countries. Backlog at September 30, 2004 increased 43 percent to $4.8 billion compared with $3.3 billion at September 30, 2003.

INDUSTRIAL & INFRASTRUCTURE

Revenues and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2004	2003	2004	2003
Revenues	$556.7	$663.7	$1,519.3	$1,985.5
Operating profit	16.8	18.4	42.3	44.9

Revenues for the three and nine months ended September 30, 2004 decreased 16 percent and 23 percent, respectively, compared with the same periods in 2003 primarily due to slow start-up progress on recently awarded projects and the lower level of new awards in the latter half of 2003. In addition, as discussed above, certain projects that were removed from backlog in the third quarter of 2003 also had a negative impact on the volume of work performed in the nine months ended September 30, 2004. Operating profit margin in the three months ended September 30, 2004 was 3.0 percent compared with 2.8 percent in the comparable period of the prior year. The current quarter’s operating profit includes a $9.0 million negative impact from a provision recorded for an estimated project loss, partially offset by a $7.2 million positive impact from the favorable resolution of a project related dispute. In the second quarter of 2003, a provision amounting to $7.4 million was recognized for the impairment of an equity investment earned in connection with consulting work on a magnesium project in Australia.

New awards for the three months ended September 30, 2004 were $1.1 billion compared with $0.7 billion for the 2003 comparison period. New awards in the 2004 period include construction management for a pharmaceuticals plant in Puerto Rico, a full scope chemicals plant in the United Kingdom and added scope on a LCD glass manufacturing plant in Taiwan. For the nine months ended September 30, 2004 new awards amounted to $3.9 billion compared with $2.1 billion for the same period in 2003. Activity in new awards has strengthened substantially in 2004 reflecting improvement in economically sensitive markets such as mining, chemicals and manufacturing. Backlog increased to $5.2 billion at September 30, 2004 compared with $3.5 billion at September 30, 2003.

GOVERNMENT

Revenues and operating profit for the Government segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2004	2003	2004	2003
Revenues	$529.7	$403.3	$1,698.7	$1,088.7
Operating profit	18.2	11.8	63.5	32.4

The increase in revenues in the three and nine months ended September 30, 2004 is primarily due to the substantial increase in work performed on projects in Iraq and revenue from entities acquired during 2003. Del-Jen was acquired late in the first quarter of 2003 and J.A. Jones International was acquired in the fourth quarter of 2003. In addition, Trend Western was acquired by Del-Jen in the first quarter of 2004. In total, these acquired businesses contributed $280 million of revenue in the nine months ended September 30, 2004 compared with $95 million from acquired businesses in the same period of 2003. Work performed in Iraq contributed approximately $145 million and $503 million in revenue in the three and nine months ended September 30, 2004, respectively. There was no work in Iraq in the comparable periods of 2003. Increased operating profit in the three and nine months ended September 30, 2004 compared with the same periods of 2003 is primarily due to earnings on the projects in Iraq and also includes contributions from business acquisitions in 2003 and 2004.

New awards of $1.2 billion in the three months ended September 30, 2004 were roughly equivalent to the amount reported in the same period a year ago. Both quarters included the impact of the annual renewal of two major DOE projects. New awards of $1.8 billion in the nine months ended September 30, 2004 exceeded the amount reported for the 2003 comparison period of $1.5 billion primarily as the result of new awards for work in Iraq, which are added to backlog as task orders are received.

Backlog at September 30, 2004 increased to $1.7 billion from $1.3 billion at the end of the third quarter last year.

GLOBAL SERVICES

Revenues and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2004	2003	2004	2003
Revenues	$279.5	$235.1	$896.9	$824.2
Operating profit	25.5	18.9	68.8	69.1

Revenue and operating profit increased 19 percent and 35 percent, respectively, in the third quarter of 2004 compared with the same period in 2003. These increases are primarily due to higher levels of procurement and increased staffing services driven by overall growth in Fluor’s work performed. Operating profit for the earlier part of 2004 was negatively impacted by reduced construction-related site services activities for power and oil and gas projects which have been completed.

New awards and backlog for Global Services reflect operations and maintenance activities. The equipment, temporary staffing and global sourcing and procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. New awards for the three and nine months ended September 30, 2004 were $274 million and $920 million, respectively, compared with $267 million and $844 million, respectively, for the 2003 comparison periods.

Backlog for Global Services at September 30, 2004 was $1.9 billion compared with $1.6 billion at September 30, 2003.

POWER

Revenues and operating profit (loss) for the Power segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2004	2003	2004	2003
Revenues	$31.7	$263.7	$251.5	$604.4
Operating profit (loss)	(10.1)	20.7	16.8	59.8

As a result of a shift in the markets served by and the types of projects awarded to ICA Fluor, commencing in the third quarter of 2004, its operating results, new awards and backlog are included in the Oil & Gas segment.

Revenues for 2004 reflect the expected decline, compared with the year ago periods, associated with continued softness in power plant procurement and construction activity. Operating margin in 2003 reflects performance on projects that were either completed or nearing completion where profit recognition is strongest. Operating profit in the first half of 2004 benefited from settlements relating to projects completed in prior periods. Unexpected costs associated with the start-up and commissioning of a waste-coal power plant was the cause of the operating loss for the three months ended September 30, 2004.

New project awards in the third quarter and first nine months of 2004 were $9 million and $115 million, respectively, compared with $210 million and $316 million in the prior year comparison periods. Demand for new power generation has declined significantly as existing industry capacity is currently meeting demand. Backlog at September 30, 2004 was $78 million compared with $565 million at September 30, 2003.

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

OTHER

Corporate general and administrative expense for the three months ended September 30, 2004 was $23.7 million, reflecting a 29 percent decline compared with $33.5 million in the same period of 2003. This decline was the result of a $5.5 million pre-tax gain related to the final disposal of a residual interest in a property that was sold by the company in 1985, combined with several other accrual and foreign currency adjustments totaling $4.0 million. Additionally, $7.4 million of other pre-tax gains from real estate sales during the first six months of 2004 contributed to the $17.1 million decline in corporate general and administrative expense for the nine months ended September 30, 2004, compared with the corresponding period of 2003. Corporate general and administrative expense in 2004 has been negatively impacted as a result of higher audit fees and other costs of complying with the provisions of the Sarbanes-Oxley Act of 2002. However, these increased costs have been largely offset by the success of expense reduction programs.

During the third quarter of 2004, net interest income was $1.1 million, consistent with the amount reported in the same period of 2003. For the nine months ended September 30, 2004 net interest income of $1.0 million compares with $2.1 million in the same period of 2003 reflecting the higher level of outstanding borrowings in the 2004 period compared with 2003.

The effective tax rate on the company’s continuing operations for the three and nine months ended September 30, 2004 was 35.2 percent and 34.1 percent, respectively, compared with 32.2 percent and 33.2 percent in the 2003 comparison periods. The effective tax rate for the remainder of the year is projected to be approximately 33 to 34 percent compared with 33 percent for the full year of 2003.

MATTERS IN DISPUTE RESOLUTION

As of September 30, 2004, several matters on certain completed and in progress projects are in the dispute resolution process. The following discussion provides a background and current status of these matters:

Murrin Murrin

On May 5, 2004, Fluor Australia and its client, Anaconda Nickel (“Anaconda’’) entered into a settlement agreement resolving all disputes related to the Murrin Murrin Nickel Cobalt project located in Western Australia. Fluor Australia paid the equivalent of approximately US$120 million to end all remaining claims under both the first and second phases of arbitration, including any appeals. The payment had no material effect on the company’s financial position or results of operations for the current year as the amount was funded by the company’s insurers.

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

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision is expected shortly.

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

The Project was severely delayed with completion of Phase II. DIG unilaterally took over completion and operation of Phase II and commissioned that portion of the plant. Shortly thereafter, DIG drew upon a $30 million letter of credit which Duke/Fluor Daniel (“D/FD”) expects to recover upon resolution of the dispute. D/FD retains lien rights (in fee) against the project. In October 2001, D/FD commenced an action in Michigan State Court to foreclose on the lien interest.

In December 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. The lien action remains stayed pending completion of the arbitration of D/FD’s claims against DIG and DIG’s claims against D/FD. An arbitration panel has been appointed and the arbitration will likely proceed in late 2005.

Hamaca Crude Upgrader

Discussion of the status of the Hamaca project is included above under Oil & Gas.

FINANCIAL POSITION AND LIQUIDITY

During the first nine months of 2004, cash was generated from operations, issuance of debt in excess of debt reduction and sales of excess real estate. In the first nine months of 2003, cash used by operating activities was the primary reason for a substantial reduction in cash balances. In the first nine months of both 2004 and 2003, niche acquisitions were made that will enhance existing operations in the Government and Global Services segments.

In the first nine months of 2004, cash provided by operating activities of $17.3 million was primarily attributable to earnings sources, substantially offset by an increase in operating assets and liabilities. The Oil & Gas segment has experienced a significant increase in contract work in progress and reduction in client advances due in large part to costs incurred related to contract performance on the Hamaca project in Venezuela that has reached mechanical completion. A significant portion of these amounts result from incurred costs relating to change orders that are in the dispute resolution process. At September 30, 2004, the company has deferred its share of these costs amounting to $253.2 million, of which $73.6 million was funded in the first nine months of 2004. In addition, a number of projects are in the early front-end engineering and design phase which resulted in greater working capital requirements. Also contributing to the increase in operating assets and liabilities was a net reduction of $27.8 million in advances from Duke/Fluor Daniel partnership (“D/FD”) as power projects were completed and advance payments previously received from clients for those projects was expended. Cash utilized for operating activities in the first nine months of 2003 included approximately $275 million to fund progress on the Hamaca project and to repay advances from D/FD. In July 2003, the company jointly announced with Duke Energy Corporation the decision to dissolve the D/FD partnership as a result of the significant decline in the construction of new power plants. The dissolution is not expected to have a material impact on cash flows in 2004. The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects.

Cash flows from investing activities in the first nine months of 2004 included $59.7 million from the sale of three real estate assets and a residual property interest and $16.7 million from the disposal of other property, plant and equipment. Partially offsetting these transactions was $33.0 million used to acquire Trend Western, a provider of logistics and operations services to military bases in the United States and Guam. In the first nine months of 2003, $54.5 million was used for two niche acquisitions. Del-Jen, a provider of outsourcing services to the US Government, and Plant Performance Services, a provider of specialty operations and maintenance services, were purchased for $33.3 million and $21.2 million, respectively, in cash. The sale of the last remaining AMECO dealership operation in the second quarter of 2003 resulted in proceeds of $31.9 million. Capital expenditures for continuing operations, primarily for on-going renewal and replacement in the construction equipment operations, were $68.8 million in the first nine months of 2004 compared with $47.6 million in the same period of 2003.

Cash provided by financing activities in the first nine months of 2004 included the issuance of convertible senior notes resulting in net proceeds of $322.5 million. The company utilized a portion of these proceeds to repay $121.5 million in commercial paper and $100.0 million in outstanding debt on its Aliso Viejo, California facilities. In addition, the company retired $28.6 million in outstanding debt on its Calgary, Canada facilities during the third quarter of 2004. The convertible notes are due February 15, 2024 and bear interest at 1.5 percent per annum. Interest is payable semi-annually on February 15 and August 15 of each year. The company’s debt-to-capital ratio at September 30, 2004 is 22.1 percent compared with 19.7 percent at December 31, 2003. Also impacting cash flows in the first nine months of 2004 was cash received from the exercise of stock options. Cash utilized for the payment of dividends ($0.48 per share) in the nine months ended September 30, 2004 and 2003 was $40.0 million and $39.2 million, respectively.

Liquidity is provided by cash generated from operations, customer advances on contracts in progress and access to financial markets. As customer advances are reduced through use in project execution and if not replaced by advances on new projects, the company’s cash position would be reduced. Cash is also required and is being provided from other sources to fund subcontractor close-outs on the Hamaca project in Venezuela. This project has incurred significant costs for work relating to change orders that are subject to arbitration proceedings. The requirements for operating liquidity could result in the need for short-term borrowings. For the next 12 months, cash generated from operations supplemented by borrowings under credit facilities are expected to be sufficient to fund operations.

Off-Balance Sheet Arrangements

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $874 million in short-term committed and uncommitted credit lines to support letters of credit. Letters of credit are issued in the ordinary course of business to clients to support advance payments, in lieu of retention, as performance guarantees for projects and certain other corporate purposes. Primarily as a result of the company’s strong credit standing which provides the availability of letters of credit capacity, retainage on engineering and construction contracts is minimal. In certain limited circumstances, the company also posts surety bonds to guarantee its performance on contracts.

In the first quarter of 2004, changes in the company’s contractual obligations included the issuance of $330 million of 1.5 percent convertible senior notes and repayment of $129 million of lease financing. As of September 30, 2004, no other material changes had occurred with regard to the company’s commercial commitments and contractual obligations as disclosed in the company’s December 31, 2003 annual report on Form 10-K.

In July 2004, the company entered into a new, five-year, $800 million Senior Credit Facility. The agreement replaced existing facilities totaling $700 million. Of the total capacity, $300 million is dedicated to commercial paper back-up lines. The balance is available for letters of credit and funded loans. The company may borrow up to $300 million under unsecured committed revolving short- and long-term lines of credit and up to $500 million in committed lines of credit to support letters of credit. Borrowings on committed lines bear interest at rates based on the London Interbank Offered Rate (“LIBOR”) plus an applicable borrowing margin, or the prime rate.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of clients and other third parties under engineering and construction contracts. In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution. As of September 30, 2004, no material changes to financial or performance assurances to clients have occurred since the filing of the company’s December 31, 2003 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. The company was not obligated for any material financial guarantees of the debt of third parties as of September 30, 2004.

Financial Instruments

The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At September 30, 2004, the company had forward foreign exchange contracts of less than 36 months duration to exchange principally; Euros, British pounds, Australian dollars and South African rand for U.S. dollars. The total gross notional amount of these contracts at September 30, 2004 was $58 million representing forward contracts to purchase foreign currency.

OTHER MATTERS

The company’s independent auditor, Ernst & Young LLP (“E&Y”), recently notified the SEC, the Public Company Accounting Oversight Board (the “PCAOB”) and the company’s Audit Committee that certain foreign affiliates of E&Y performed non-audit work in China, Taiwan and Brazil that has raised questions regarding E&Y’s independence with respect to its performance of audit services.

In connection with the preparation of local tax returns, prior to 2001 and continuing until March 2004, E&Y’s foreign affiliate in China made payments of taxes to local tax authorities with respect to individual employee and immaterial subsidiaries’ tax liabilities. As a result, E&Y’s foreign affiliates had temporary custody of insubstantial amounts of company tax related funds. This E&Y affiliate also made payments of a rental deposit to a Chinese landlord on behalf of the company which involved the handling of immaterial amounts of company funds in 2002. The fees paid by the company to E&Y’s foreign affiliate for these services were $11,293, $8,581, $6,656 and $1,383 during 2001, 2002, 2003 and 2004, respectively.

During 2001, E&Y’s foreign affiliate in Taiwan made payments of the taxes to local authorities in connection with providing tax return preparation services for an employee of the company. Those payments involved the handling of company funds. The fees paid by the company to E&Y Taiwan for these services amounted to $1,653 during 2001. Similar services have not been provided by E&Y’s affiliate in Taiwan since 2001.

Prior to 2001 and continuing through March 2004 as part of its annual tax filing and bookkeeping services, E&Y’s foreign affiliate in Brazil had power of attorney that allowed it to issue checks from a bank account of one of the company’s immaterial subsidiaries. Fees paid by the company to E&Y’s foreign affiliate for its tax filing and bookkeeping services (including the prohibited check writing services and fees for the preparation of the power of attorney) were $15,000 in each of 2001, 2002 and 2003 and $5,400 in 2004. The amounts paid from or held in the checking account were inconsequential to the company.

The company’s Audit Committee and E&Y have discussed E&Y’s independence with respect to its audit of the consolidated financial statements of the company in light of the foregoing. E&Y has informed the Audit Committee that it does not believe that the provision of the services described above has impaired E&Y’s independence with respect to the company as the services are administrative in nature, immaterial in amount, and have been discontinued. The Audit Committee is continuing to monitor developments at the SEC and PCAOB and will continue to evaluate and review processes relevant to the maintenance of E&Y’s independence.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the disclosure on this matter made in the Annual Report on Form 10-K for the year ended December 31, 2003.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG
Three and Nine Months Ended September 30, 2004 and 2003

UNAUDITED

	Three Months Ended
	September 30
$ in millions	2004	2003
Backlog – beginning of period	$12,919.4	$10,463.1
New awards	3,225.4	2,736.3
Adjustments and cancellations, net	(86.3)	(816.2)
Work performed	(2,312.6)	(2,079.4)

Backlog – end of period	$13,745.9	$10,303.8

	Nine Months Ended
	September 30
	2004	2003
Backlog – beginning of period	$10,607.1	$9,709.1
New awards	9,659.6	7,622.6
Adjustments and cancellations, net	(21.9)	(708.3)
Work performed	(6,498.9)	(6,319.6)

Backlog – end of period	$13,745.9	$10,303.8

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Fluor and its subsidiaries, incidental to their normal business activities, are parties to a number of legal proceedings and other matters in various stages of development. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate are not expected to have a material adverse effect upon the consolidated financial position, or the results of operations of the company, after giving effect to provisions already recorded.

In addition to the matters described above, we are involved in disputes with respect to the Hamaca Crude Upgrader project located in Jose, Venezuela. We are part of a joint venture which is actively proceeding on a number of issues under binding arbitration to recover amounts that are due as change orders to the project. For additional information on the Hamaca dispute, see the section entitled “Results of Operations – Oil & Gas” in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the company during the quarter ended September 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
(in thousands, except per share data)

Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased(1)	Share	Programs	Program (2)
July 1, 2004 – July 31, 2004	0	N/A	N/A	4,141
August 1, 2004 – August 31, 2004	0	N/A	N/A	4,141
September 1, 2004 – September 30, 2004	24	$43.82	N/A	4,141

(1) Shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2) On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. That authorization is ongoing and does not have an expiration date.

Item 6. Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (2)

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (3)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (4)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(5)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (6)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan (7)

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective April 28, 2004 (8)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (9)

10.8	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (6)

10.9	Directors’ Life Insurance Summary(1)

10.10	Fluor Executives’ Supplemental Benefit Plan (1)

10.11	Fluor Corporation Retirement Plan for Outside Directors (1)

10.12	Executive Severance Plan (2)

10.13	2001 Key Employee Performance Incentive Plan (9)

10.14	2001 Fluor Stock Appreciation Rights Plan (9)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan (6)

10.16	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan *

10.17	Code of Ethics and Business Conduct, as amended and restated (2)

10.18	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (2)

10.19	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (10)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

Exhibit	Description
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on April 30, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(10)	Filed as Exhibit 10.18 to the Registrant’s report on Form 10-Q dated August 9, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date: November 9, 2004	/s/ D. Michael Steuert

D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date: November 9, 2004	/s/ V.L. Prechtl

V. L. Prechtl
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (2)

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (3)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (4)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(5)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (6)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan (7)

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective April 28, 2004 (8)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (9)

10.8	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (6)

10.9	Directors’ Life Insurance Summary(1)

10.10	Fluor Executives’ Supplemental Benefit Plan (1)

10.11	Fluor Corporation Retirement Plan for Outside Directors (1)

10.12	Executive Severance Plan (2)

10.13	2001 Key Employee Performance Incentive Plan (9)

10.14	2001 Fluor Stock Appreciation Rights Plan (9)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan (6)

10.16	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan *

10.17	Code of Ethics and Business Conduct, as amended and restated (2)

10.18	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (2)

10.19	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (10)

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on April 30, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(10)	Filed as Exhibit 10.18 to the Registrant’s report on Form 10-Q dated August 9, 2004 and incorporated herein by reference.