Form 10-K
period 2004-12-31
FLUOR CORP
filed 2005-03-04
CIK 1124198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-16129

FLUOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0927079
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)
One Enterprise Drive,	92656
Aliso Viejo, California	(Zip Code)
(Address of principal executive offices)

(949) 349-2000
(Registrant’s telephone number, including area code)

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     Based upon the closing price of the registrant’s common stock as of June 30, 2004, the aggregate market value of the common stock held by non-affiliates was $3,905,716,254.

     As of March 1, 2005, there were 85,555,812 shares of Fluor common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on April 27, 2005, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2004.

FLUOR CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

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

     Except as the context otherwise requires, the terms “Fluor” or the “Registrant” as used herein are references to Fluor Corporation and its predecessors and references to the “company,” “we,” “us,” or “our” as used herein shall include Fluor Corporation, its consolidated subsidiaries and divisions.

PART I

Item 1. Business

     Fluor Corporation was incorporated in Delaware on September 11, 2000 prior to a reverse spin-off transaction which separated us from our coal business which now operates as Massey Energy Company. However, through various of our predecessors, we have been in business for more than 100 years. Our executive offices are located at One Enterprise Drive, Aliso Viejo, California 92656, telephone number (949) 349-2000. Our common stock currently trades on the New York Stock Exchange under the ticker symbol “FLR”.

     The company is structured as a holding company which owns the stock of a number of subsidiaries. It is through these subsidiaries that we perform our business. We operate globally, with workforce of nearly 35,000 employees located in offices in 25 countries across six continents. We define our business as providing engineering, procurement, construction and maintenance services. We serve a diverse set of industries worldwide including chemical and petrochemicals, life sciences, manufacturing, oil and gas, power, telecommunications and transportation infrastructure. We are also a primary service provider to the United States federal government. We perform operations and maintenance activities for major industrial clients. We believe that due to the diversity of the services we provide, coupled with our broad geographic scope and experience across a broad array of markets, we are able to deliver solid returns, more consistent growth and better shareholder value.

     We are one of the largest professional services firms, providing services on a global basis in the fields of engineering, procurement, construction and maintenance services. We are aligned into five principal operating segments (each, a “segment”). The five segments are Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. Fluor Constructors International, Inc. which is organized and operates separately from our business segments, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects to our segments.

     One of our core values and a fundamental business strategy is our constant pursuit of safety. Both for us and our clients, the maintenance of a safe workplace is a key business driver. In the areas in which we provide our services, we have and continue to deliver excellent safety performance, with our safety record being significantly better than the national industry average. We believe that our safety record is one of our most distinguishing features.

     During the third quarter of 2004, we moved our Mexican and Central American operations, which we perform through our partnership with Grupo ICA known as ICA Fluor Daniel (“ICA Fluor”), from our Power segment to our Oil & Gas segment. This move reflects a shift toward an increasing dominance of oil and gas-based projects and services being performed by ICA Fluor.

     A summary of our operations and activities by business segment and geographical area is set forth below.

General Operations

     On a general basis, our services fall into four broad categories: engineering, procurement, construction and maintenance. We offer these services independently and on a fully integrated basis. Our services can range from basic consulting activities, often at the early stages of a project to complete, sole-responsibility, design build contracts.

•	In the engineering area, our expertise ranges from traditional engineering disciplines such as piping, mechanical, electrical, civil, structural and architectural to emerging engineering specialties including simulation, enterprise integration, integrated automation processes and interactive 3-D modeling. As part of these services, we often provide conceptual design services, which allow us to align each project’s function, scope, cost and schedule with the customer’s objectives in order to optimize project success. Also included within these services are such activities as feasibility studies, project development planning, technology evaluation, risk management assessment, global siting, constructability reviews, asset optimization and front-end engineering.

•	Our procurement team offers traditional procurement services as well as new strategic sourcing and supply processes that are aimed at improving product quality and performance while also reducing project cost and schedule. Our clients benefit from our global sourcing and supply expertise, global purchasing volume, access, technical knowledge, competitive pricing and attention to service. Our activities include sourcing, material control, buying, procurement management, expediting, supplier quality inspection, logistics and field material management.

•	In the construction area, we mobilize, execute, commission and demobilize projects on a self-perform or subcontracted basis or through construction management as the owner’s agent. Generally, we are responsible for the completion of a project, often in difficult locations and under difficult circumstances. Often, we are designated as a program manager, where a client has facilities in multiple locations, complex phases in a single project location, or a large-scale investment in a facility. Depending upon the project, we may be the primary contractor or we may act as a subcontractor to another party.

•	Under our operations and maintenance contracts, we deliver total maintenance services, facility management, plant readiness, commissioning, start-up and maintenance technology, small capital projects and turnaround and outage services, on a global basis.

We operate in five basic business segments, as described below:

Oil & Gas

     The Oil & Gas segment is an integrated service provider offering a full range of design, engineering, procurement, construction and project management services to a broad spectrum of energy-related industries. We serve a number of specific industries which include upstream oil and gas production, and downstream refining and integrated petrochemicals. We also continue to focus on oil sands development, where we see continuing growth prospects especially in Canada, gas field and natural gas projects, where the increase in demand for natural gas has driven growth in areas such as Liquefied Natural Gas and gas-to-liquids projects and in the clean fuels market, both domestically and internationally, where an increasing number of countries continue to implement stronger environmental policies. Our role in each project can vary, but may involve us providing front-end engineering, program management and final design services, construction management services, self-perform construction, or oversight of other contractors and the responsibility for the procurement of labor, materials, equipment and subcontractors. Our typical projects include new facilities, upgrades and revamps of existing facilities, fire and explosion rebuilds, expansions for refineries, pipeline and offshore facility installations. With our partner Grupo ICA, we maintain a joint venture known as ICA Fluor where we continue to participate in the Mexican oil and gas market.

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

     Key areas of focus in this market during 2004 included life sciences, especially with regard to commercial scale biologics facilities, mining due to strengthening in commodity markets during 2004, chemicals largely in the Middle East and China, and transportation infrastructure projects, mostly with large-scale, complex design-build and public/private partnership opportunities where we can demonstrate our competitive strengths.

Government

     The Government segment is a leading provider of project management services to the United States government, particularly to the Department of Energy. This segment is presently providing environmental restoration, engineering, construction, site operations and maintenance services at two major Department of Energy project sites.

     We also provide engineering and construction services, as well as contingency operations support to the Departments of Defense, State and Transportation and to agencies such as the Federal Emergency Management Agency. Our contingency operations activities, which support military logistical and infrastructure needs around the world, are evidenced by our recent task orders for the U.S. Army Central Command to upgrade military facilities and electrical infrastructure in Iraq. Through our subsidiary, Del-Jen, Inc., and as a result of its acquisition in February 2004 of Trend Western, Inc., we are a leading provider of outsourced services to the federal government. Del-Jen provides operations and maintenance services at military bases and education and training services to the Department of Labor, particularly through its Job Corps programs. Through our J. A. Jones International subsidiary, we are one of the largest providers for the Department of State’s embassy and consulate market. During 2004, we placed focus on successfully growing our Government business and we will continue to explore further growth and expansion opportunities in this segment. We also continue to focus on opportunities with the Department of Homeland Security and the Federal Emergency Management Agency.

Global Services

     The Global Services segment brings together a variety of customized service capabilities that complement and support our core businesses. Service areas within this segment include operations and maintenance activities, construction and maintenance site services and industrial fleet outsourcing, plant turnaround services, temporary staffing, materials and subcontract procurement, and construction-related support. These markets are largely driven by the growing demand from clients to outsource non-core services. Global Services’ activities in the operations and maintenance markets include providing facility management, maintenance, operations and asset management services to the oil and gas, chemicals and life sciences, fossil and nuclear power, and manufacturing industries. We are a leading supplier of integrated facility management services, including on-site maintenance and operation support services. Included within Global Services is Plant Performance Services, which we also refer to as P2SSM. P2S is one of the largest specialty, rapid response service providers in the United States, performing small capital construction projects, specialty welding, electrical and instrumentation services, fabrication, mechanical and turnaround services.

     We also provide Site ServicesSM and Fleet OutsourcingSM through our American Equipment Company, Inc. (“AMECO”) subsidiary. AMECO provides integrated construction equipment, tool and fleet outsourcing solutions on a global basis for construction projects and plant sites. With locations throughout North and South America, AMECO supports some of the largest construction projects and plant locations in the world. We serve the temporary staffing market through our TRS® Staffing Solutions (“TRS”) subsidiary. TRS is a global enterprise of staffing specialists that provide clients with recruiting and placement of temporary, contract and direct hire technical professionals. Our construction and global sourcing and supply organizations provide global resources, processes and technology, market knowledge and experience, and volume-leveraged pricing to the company and third parties.

Power

     In the Power segment, we design and construct new power generation facilities, mostly in the fossil fuel power industry. We perform a full range of services, including engineering, procurement, construction, start-up, and maintenance. We also provide the design and installation of emissions equipment to comply with environmental guidelines. In addition, we have been successfully increasing the in-plant services we provide to the power market where, for example, we can assist clients in operational improvements, predictive and preventative maintenance and turbine fleet management. Previously, we performed the vast majority of our power work through our joint venture with Duke Energy in a venture known as Duke Fluor Daniel. As the power market has cycled down over the past year from historical highs during the past few years, we elected to discontinue this joint venture; however, we continue to complete previously contracted projects as we work towards the liquidation of this venture. We will continue to pursue power generation opportunities, and any new projects will be performed 100% by us.

Discontinued Coal Segment

     On November 30, 2000 (the “Distribution Date”), Fluor Corporation (“Old Fluor”), a corporation incorporated in Delaware in 1978 as successor in interest to a California corporation of the same name incorporated in 1924, announced that it had completed a reverse spin-off transaction where Old Fluor’s Coal segment, which previously operated as a subsidiary under the name of A. T. Massey Coal Company, Inc., was separated from the other business segments of Old Fluor.

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

Other Matters

   Backlog

     Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power segments at December 31, 2004 and 2003.

	December 31,	December 31,
	2004	2003
	(in millions)
Oil & Gas	$4,778	$3,420
Industrial & Infrastructure	5,658	3,273
Government	1,520	1,488
Global Services	2,258	1,821
Power	552	605

Total	$14,766	$10,607

     The following table sets forth the consolidated backlog of the Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power segments at December 31, 2004 and 2003 by region.

	December 31,	December 31,
	2004	2003
	(in millions)
United States	$5,418	$5,041
Asia Pacific (including Australia)	859	505
Europe, Africa and Middle East	4,708	3,871
The Americas	3,781	1,190

Total	$14,766	$10,607

     For purposes of the preceding tables, we include our operations and maintenance activities when we compute our backlog for our Global Services segment; however, the equipment, temporary staffing and global sourcing and procurement operations of our Global Services segment do not report backlog due to the quick turnaround between the receipt of new awards and the recognition of revenue. With respect to backlog in our Government segment, if a contract covers multiple years, we only include the amounts for which Congressional funding has been approved and then only for that portion of the work to be completed in the next twelve months. For projects related to unconsolidated or partially consolidated joint ventures, we include only percentage membership of each joint venture’s backlog.

     We expect to perform 45% of our backlog in 2005. The dollar amount of the backlog is not necessarily indicative of our future earnings related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict with certainty the portion of our December 31, 2004 backlog estimated to be performed subsequent to 2005.

     For additional information with respect to our backlog, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, below.

Types of Contracts

     While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two groups of contracts: cost reimbursable, and guaranteed maximum and fixed price contracts. As of December 31, 2004, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	2004 Backlog
	(in millions)
Cost Reimbursable	73%	$10,779
Guaranteed Maximum and Fixed Price	27%	$3,987

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

     Some of our government contracts are known as Indefinite Delivery Indefinite Quantity agreements. Under these arrangements, we work closely with the government to define the scope and amount of work required based upon an estimate of the maximum amount that the government desires to spend. While the scope is often not initially fully defined or requires any specific amount of work, once the project scope is determined, additional work may be awarded to us without the need for further competitive bidding.

     Guaranteed maximum price contracts, or GMAX contracts, are performed in a manner similar to cost reimbursable contracts except that the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. We can be responsible for some or all of the total cost of the project if the cost exceeds the guaranteed maximum price. Where the total cost is less than the negotiated guaranteed maximum price, we will receive the benefit of the cost savings based upon a negotiated agreement with the client.

     Fixed price contracts include both negotiated fixed price contracts and lump sum contracts. Under negotiated fixed price contracts, we are selected as contractor first, and then we negotiate price with the client. These types of contracts generally occur where we commence work before a final price is agreed upon. Under lump sum contracts, we competitively bid based upon specifications provided by the client, agreeing to develop a project at a fixed price. Another type of fixed price contract is a so-called unit price contract under which we are paid a set amount for every “unit” of work performed. In some fixed price contracts, we can benefit from some of the cost savings depending upon whether the client is willing to bear some of the risk if the actual cost exceeds the contract award. As a result, if we perform well, we can benefit from cost savings; however, if the project does not proceed as originally planned, we cannot recover for cost overruns except in certain limited situations.

Competition

     We are one of the world’s larger providers of engineering, procurement and construction services. The markets served by our business are highly competitive and for the most part require substantial resources, particularly highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by the business, including U.S.-based companies such as the Bechtel Group, Inc., Jacobs Engineering Group, Halliburton’s Kellogg Brown & Root, CB&I, CH2M Hill Companies, Parsons Engineering and Washington Group International, and international companies such as Foster-Wheeler, Technip and AMEC.

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

     The various markets served by the Global Services segment, while containing some similarities, tend also to have discrete issues particularly impacting that unit. Each of the markets we serve has a large number of companies competing in its markets. In the equipment sector, which operates in numerous markets, the equipment industry is highly fragmented and very competitive, with most competitors operating in specific geographic areas. The competition for larger capital project services is more narrow and limited to only those capable of providing comprehensive equipment, tool and management services. Temporary staffing is a highly fragmented market with over 1,000 companies competing nationally. The key competitive factors in this business line are price, service, quality, breadth of service, and the ability to identify and retain qualified personnel and geographical coverage. The barriers to entry in operations and maintenance are both financially and logistically low with the result that the industry is highly fragmented with no single company being dominant. Competition is generally driven by reputation, price and the capacity to perform.

     Key competitive factors in our Government segment are primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner.

Significant Customers

     For 2004, 2003 and 2002, revenues earned directly or indirectly from agencies of the United States Federal Government accounted for 24%, 16%, and 10%, respectively, of our total revenues. However, we are not dependent on any single federal agency or upon any other single customer on an on-going basis, and the loss of any single customer would not have a material adverse effect on our business. Except for the United States Federal Government, no other single customer accounted for over 10% of our revenues in either of the last two years.

Raw Materials

     The principal raw materials we use in our business include structural steel, metal plate and concrete. These and the other raw materials and the components we use and which are necessary for the conduct of our business are generally available from numerous sources. We do not foresee any unavailability of raw materials and components that would have a material adverse effect on our business in the near term. However, the price and availability of these raw materials and components may vary significantly from year to year due to various factors including customer demand, producer capacity, market conditions and material shortages and costs.

Research and Development

     While we engage in research and development efforts in the development of new products and services, during the past three fiscal years, we have not incurred costs for company-sponsored research and development activities which would be material, special or unusual in any of our business segments.

Patents

     We hold patents and licenses for certain items that we use in our operations. However, none is so essential that its loss would materially effect our business.

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

Number of Employees

     The following table sets forth the number of employees of Fluor and its subsidiaries engaged in our continuing business segments as of December 31, 2004:

Total
Employees
Oil & Gas	5,184
Industrial & Infrastructure	3,472
Government	7,809
Global Services	15,066
Power	943
Other	2,325

Total	34,799

     With respect to our total number of employees, as of December 31, 2004 we had 17,344 salaried employees and 17,455 craft and hourly employees. The number of craft and hourly employees varies in relation to the number and size of projects we have in process at any particular time.

Executive Officers of the Registrant

     Pursuant to the requirements of Item 401(b) and 401(e) of Regulation S-K, the following information is being furnished with respect to the company’s executive officers:

Name	Age	Position with the Company(1)
Alan L. Boeckmann	56	Chairman and Chief Executive Officer
Stephen B. Dobbs	48	Group President, Industrial & Infrastructure
Jeffery L. Faulk	54	Group President, Energy & Chemicals
Lawrence N. Fisher	61	Chief Legal Officer and Secretary
H. Steven Gilbert	57	Senior Vice President, Human Resources and Administration
Kirk D. Grimes	47	Group President, Global Services
John L. Hopkins	50	Group President, Government
Robert A. McNamara	50	Senior Group Executive
Victor L. Prechtl	58	Vice President and Controller
D. Michael Steuert	56	Senior Vice President and Chief Financial Officer
Mark A. Stevens	52	Group Executive, Project Risk

(1)	Except where otherwise indicated, all references are to positions held with Fluor Corporation or one of its subsidiaries. All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors.

Alan L. Boeckmann

     Chairman and Chief Executive Officer, since February 2002; member of the Board since 2001; formerly, Chief Operating Officer from 2000; President and Chief Executive Officer, Fluor Daniel (now known as Fluor Enterprises, Inc.), a subsidiary of the company, from 1999; joined the company in 1979 with previous service from 1974 to 1977.

   Stephen B. Dobbs

     Group President, Industrial and Infrastructure, since November 2004; formerly, Group President, Infrastructure, from October 2003; President, Infrastructure from 2002; President, Transportation, from 2001; formerly Vice President, Sales, Infrastructure from 1999; joined the company in 1980.

   Jeffery L. Faulk

     Group President, Energy & Chemicals, since October 2003; formerly President and Chief Executive Officer of Duke/Fluor Daniel, a joint venture between the company and Duke Energy, from 2001; formerly Senior Vice President Operations, Energy & Chemicals and Vice President Operations, Oil & Gas since 1996; joined the company in 1973.

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

   John L. Hopkins

     Group President, Government since October 2003; formerly, Group Executive, Sales, Marketing and Strategic Planning from 2002; formerly Group Executive, Fluor Global Services from September 2001; formerly President and Chief Executive Officer, TradeMC, a developer and promoter of supplier networks for the procurement of capital goods, and an affiliate of the company, from March 2000; Group President, Sales & Marketing from 1988; joined the company in 1984 as a result of the company’s acquisition of Strategic Organizational Systems, Inc.

   Robert A. McNamara

     Senior Group Executive since November 2004; formerly, Group President, Industrial, since October 2003; formerly, Group Executive, Industrial & Infrastructure from 2002; formerly, Group Executive, Industrial since 2001; formerly, President, Manufacturing and Life Sciences from 1998; President, ADP Marshall, Inc., a construction subsidiary of the company which was acquired by the company in 1996, which he originally joined in 1978.

    Victor L. Prechtl

     Vice President and Controller since 1994; joined the company in 1981.

    D. Michael Steuert

     Senior Vice President and Chief Financial Officer since May 2001; formerly Senior Vice President and Chief Financial Officer, Litton Industries Inc, a major defense contractor from 1999 to 2001; joined the company in May 2001.

    Mark A. Stevens

     Group Executive, Project Risk since November 2004; formerly, Group Executive, Commercial Strategy & Risk since October, 2003; formerly Group Executive, Global Services from 2002; formerly Senior Executive, Sales, Marketing & Strategic Planning from 2001; formerly, President, Energy & Chemicals from 1997; joined the company in 1975.

Available Information

     Our web site address is www.fluor.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on our “Investor Relations” portion of our website, http://investor.fluor.com/Edgar.cfm, under the heading “SEC Filings.” These reports are available on our web site as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. These reports, and any amendments to them, are also available at the internet web site of the Securities and Exchange Commission, http://www.sec.gov. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, NW, Washington, DC, 20549. In order to obtain information about the operation of the Public Reference Room, you may call 1-800-732-0330. We also maintain various matters related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Codes of Conduct at the “Investor Relations” portions of our website, http://investor.fluor.com.

Company Risk Factors

We bear the risk of cost overruns in approximately 27% of the dollar-value of our contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

     We conduct our business under various types of contractual arrangements. In terms of dollar-value, the majority of our contracts allocate the risk of cost overruns to our client by requiring our client to reimburse us for our costs. Approximately 27% of the dollar-value of our contracts, however, are guaranteed maximum price or fixed price contracts, where we bear a significant portion of the risk for cost overruns. Under these fixed price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, our suppliers’ or subcontractors’ inability to perform, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project. From time to time, we may also assume a project’s technical risk, which means that we may have to satisfy certain technical requirements of a project despite the fact that at the time of project award, we may not have previously produced the system or product in question.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

     As of December 31, 2004, our backlog was approximately $14.8 billion. We cannot guarantee that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. Backlog reductions can adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually receive. Finally, poor project or contract performance could also impact our profits.

If we guarantee the timely completion or performance standards of a project, we could incur additional costs to cover our guarantee obligations.

     In some instances and in many of our fixed price contracts, we guarantee a customer that we will complete a project by a scheduled date. We sometimes provide that the project, when completed, will also achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the costs to cause the project to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages. To the extent that these events occur, the total costs of the project would exceed our original estimates and we could experience reduced profits or, in some cases, a loss for that project.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

     We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to third parties. We have been and may in future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which may reduce our profits and cash available for operations.

We have seen an increase in our claims against project owners for payment and our failure to recover adequately on these and future claims could have a material effect on us.

     We have over the past few years seen an increase in the volume and the amount of claims brought by us against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional costs, both direct and indirect. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used significant working capital in projects to cover cost overruns pending the resolution of the relevant claims, as in the case of our Hamaca project. In connection with disputes relating to the Hamaca project, we have deferred approximately $249.7 million of incurred costs, as of December 31, 2004. If we fail to obtain a favorable judgment or are unable to collect any awards from a favorable judgment, our profits and financial condition could be materially and adversely affected. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial condition.

We are vulnerable to the cyclical nature of the markets we serve.

     The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. Although downturns can impact our entire business, our telecommunications and power markets exemplify businesses that are cyclical in nature and continue to be affected by a decrease in worldwide demand for these projects during the past year. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to general downturns and are cyclical in nature. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in these industries.

We have international operations that are subject to foreign economic and political uncertainties. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses.

     Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. As of December 31, 2004, approximately 63% of our projected backlog consisted of engineering and construction revenues to be derived from facilities to be constructed in other countries; we expect that a significant portion of our revenues and profits will continue to come from international projects for the foreseeable future.

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

We work in international locations where there are high security risks, which could result in harm to our employees or unanticipated costs.

     Some of our services are performed in high risk locations, such as Iraq and Venezuela, where the country or location is suffering from political, social or economic issues, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs such as security costs to maintain the safety of our personnel. Moreover, despite these activities, in these locations, we cannot guarantee the safety of our personnel.

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

     In addition, government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements. For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the Service Contract Act and Department of Defense security regulations. We must also comply with various other government regulations and requirements as well as various statutes related to employment practices, environmental protection, recordkeeping and accounting. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily suspended or even debarred from government contracting or subcontracting.

     We also run the risk of the impact of government audits, investigations and proceedings, and so-called “qui tam” actions that, if an unfavorable result occurs, could impact our profits and financial condition, as well as our ability to obtain future government work. For example, government agencies such as the U.S. Defense Contract Audit Agency (the “DCAA”) routinely review and audit government contractors. If these agencies determine that a rule or regulation has been violated, a variety of penalties can be imposed including criminal and civil penalties all of which would harm our reputation with the government or even debar us from future government activities. The DCAA has the ability to review how we have accounted for costs under the FAR and CAS, and if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed.

     If one or more of our government contracts are terminated for any reason, if we are suspended from government contract work, or if payment of our costs is disallowed, we could suffer a significant reduction in expected revenues and profits.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenues or profits.

     Under our accounting procedures, we measure and recognize a large portion of our profits and revenues under the percentage of completion accounting methodology. This methodology allows us to recognize revenues and profits ratably over the life of a contract by comparing the amount of the costs incurred to date against the total amount of costs expected to be incurred. The effect of revisions to revenues and estimated costs is recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenues and profits.

We continue to expand our business in areas where bonding is required, but bonding capacity is limited.

     We continue to expand our business in areas where the underlying contract must be bonded, especially in the transportation infrastructure arena. Because of the overall lack of worldwide bonding capacity, we can find it difficult to find sureties who will provide the contract-required bonding. In addition, these contracts are often very large and extremely complex, which often necessitates the use of a joint venture, often with a competitor, to bid on and perform these types of contracts, especially since it may be easier to jointly pursue the necessary bonding. However, entering into these types of joint ventures or partnerships exposes us to the credit and performance risks of third parties, many of whom are not as financially strong as we are. If our joint venturers or partners fail to perform, we could suffer negative results.

Our international operations expose us to foreign currency fluctuations that could increase our U.S. dollar costs or reduce our U.S. dollar revenues.

     Because our functional currency is the U.S. dollar, we generally try to denominate our contracts in United States dollars. However, from time to time our contracts are denominated in foreign currencies, which results in our foreign operations facing the additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits.

Intense competition in the engineering and construction industry could reduce our market share and profits.

     We serve markets that are highly competitive and in which a large number of multinational companies compete, such as the Bechtel Group, Inc., Jacobs Engineering Group, Halliburton’s Kellogg Brown & Root, Washington Group International, Parsons Engineering, CH2M Hill Companies, CB&I, Foster Wheeler, Technip and AMEC. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

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

     We enter into various joint ventures as part of our engineering, procurement and construction businesses, such as ICA Fluor and project specific joint ventures. The success of these and other joint ventures depend, in large part, on the satisfactory performance of our joint venture partners of their joint venture obligations. If our joint venture partners fail to satisfactorily perform their joint venture obligations as a result of financial or other difficulties, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

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

Past and future environmental, safety and health regulations could impose significant additional costs on us that reduce our profits.

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

If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

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

     We expect to continue to pursue selective acquisitions of businesses. We cannot assure you that we will be able to locate suitable acquisitions or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Acquisitions may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced. We also may encounter difficulties integrating acquisitions and successfully managing the growth we expect to experience from these acquisitions.

Delaware law and our charter documents may impede or discourage a takeover or change of control.

     We are a Delaware corporation. Various anti-takeover provisions under Delaware law impose impediments on the ability of others to acquire control of us, even if a change of control would be beneficial to our stockholders. In addition, certain provisions of our bylaws may impede or discourage a takeover. For example:

•	our Board of Directors is divided into three classes serving staggered three year terms;

•	vacancies on the board can only be filled by other directors;

•	there are various restrictions on the ability of a shareholder to nominate a director for election; and

•	our Board of Directors can authorize the issuance of preference shares.

     These types of provisions could make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our shareholders. Accordingly, shareholders may be limited in the ability to obtain a premium for their shares.

As a holding company, we are dependent on our subsidiaries for cash distributions to fund debt payments.

     Because we are a holding company, we have no true operations nor significant assets other than the stock we own of our subsidiaries. We depend on dividends, loans and other distributions from these subsidiaries for us to be able to pay our debt and other financial obligations. Contractual limitations and legal regulations may restrict the ability of our subsidiaries to make such distributions or loans to us or, if made, may be insufficient to cover our financial obligations, or to pay interest or principal when due on our debt.

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

Our credit facilities restrict our ability and the ability of some of our subsidiaries to engage in certain business activities.

     On July 28, 2004, we entered into a new senior unsecured credit facility which provides for the financing of our business operations for up to $800 million in both loans and other financial commitments. This credit facility places certain limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt beyond specified limits, create or permit liens, consolidate or merge, make material changes in the nature or conduct of our business, or transfer or sell assets. This credit facility contains relatively standard provisions for companies similar to us in size and credit rating. Our ability to continue to borrow under this credit facility depends upon the satisfaction of covenants, some of which are beyond our control to satisfy. If we fail to comply with the terms and conditions of this credit facility, we could be called into default which, if not cured or waived, would allow the lender to accelerate repayment of the debt. We cannot be certain that we can remedy all defaults, and if our debt repayment is accelerated, we may not have the ability to either pay back or refinance the debt.

Item 2. Properties

Major Facilities

     Operations of Fluor and its subsidiaries are conducted in both owned and leased properties totaling approximately six (6) million square feet. The offices referenced below are used for general office and engineering purposes; our office located in Aliso Viejo, California also contains our executive offices. As our business and the mix of structures is constantly changing, the extent of utilization of the facilities cannot be accurately stated. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the location and general character of the major existing facilities:

Location	Interest
United States and Canada:

Aliso Viejo, CA	Owned
Calgary, Canada	Owned
Charlotte, North Carolina	Leased
Greenville, South Carolina	Owned and Leased
Houston (Sugar Land), Texas	Leased
Long Beach, California	Leased
Richland, Washington	Leased
Rumford, Rhode Island	Leased
San Juan, Puerto Rico	Leased
Tucson, Arizona	Leased
Vancouver, Canada	Leased

The Americas:

Caracas, Venezuela	Leased
Mexico City, Mexico	Leased
Santiago, Chile	Owned and Leased

Europe, Africa and Middle East:

Al Khobar, Saudi Arabia (Dhahran area)	Owned
Asturias, Spain	Owned
Camberely, England	Owned and Leased
Gliwice, Poland	Owned
Haarlem, Netherlands	Owned and Leased
Sandton, South Africa	Leased

Asia and Asia Pacific:

Jakarta, Indonesia	Leased
Manila, Philippines	Owned
New Delhi, India	Leased
Perth Australia	Leased

     In addition to the offices referenced above, we also lease or own a number of sales, administrative and field construction offices, warehouses and equipment yards strategically located throughout the world.

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

     In addition to the matters described above, we are involved in disputes with respect to the Hamaca Crude Upgrader Project located in Jose, Venezuela. We are part of a joint venture which is actively proceeding on a number of issues under binding arbitration to recover certain costs we have incurred with respect to this project and, if we are not successful in this arbitration, it could have a material adverse effect on us. For additional information on the Hamaca disputes and certain other matters in dispute, see the section entitled “Matters in Dispute Resolution” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, below.

Item 4. Submission of Matters to a Vote of Security Holders

     The company did not submit any matters to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is traded on the New York Stock Exchange under the symbol “FLR.” The following table sets forth for the quarters indicated the high and low sales prices of our common stock, as reported in the Consolidated Transactions Reporting System, and the cash dividends paid per share of common stock.

	Common Stock
	Price Range		Dividends
	High	Low	Per Share
Year Ended December 31, 2004
Fourth Quarter	$55.19	$42.77	$0.16
Third Quarter	$47.67	$41.26	$0.16
Second Quarter	$48.15	$36.10	$0.16
First Quarter	$41.95	$36.50	$0.16
Year Ended December 31, 2003
Fourth Quarter	$40.54	$34.60	$0.16
Third Quarter	$37.83	$32.80	$0.16
Second Quarter	$36.48	$33.20	$0.16
First Quarter	$34.99	$27.18	$0.16

     With respect to the dividends referenced above, we expect to pay comparable dividends in the future. However, any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See “Risk Factors.”

     At March 1, 2005, there were 85,555,812 shares outstanding and approximately 10,182 shareholders of record of the company’s common stock.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2004 with respect to the shares of common stock that may be issued under the Company’s equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be	Weighted average	Number of securities available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding
Plan Category	Warrants and Rights	Warrants and Rights	securities listed in column (a))
Equity compensation plans approved by shareholders (1)	1,427,306	$31.37	3,737,298
Equity compensation plans not approved by shareholders (2)	1,434,648	$35.69	0

Total	2,861,954	$33.53	3,737,298

(1)	Consists of the 2000 Non-Employee Director Plan (as amended in 2004 with shareholder-approval) and the 2003 Executive Performance Incentive Plan, both of which were approved by shareholders.

(2)	Consists of 974,648 shares issuable under the Company’s 2001 Key Employee Performance Incentive Plan (the “2001 Plan”), and a warrant to purchase 460,000 shares provided to a minority shareholder of a subsidiary of the Company which is an e-commerce procurement venture in order to induce the shareholder to enter into a royalty agreement. The 2001 Plan was a broad-based plan that provided for the issuance of up to 3,600,000 shares of common stock pursuant to stock options, restricted stock, incentive awards or stock units. Any person who was a full-time “exempt” employee or prospective employee of the Company or any consultant or advisor of the Company was eligible for the grant of awards under the 2001 plan. No awards under the 2001 plan were granted to executive officers of the Company. The 2001 plan was terminated when the Company’s 2003 Executive Performance Incentive Plan was approved by shareholders at the Company’s annual shareholders’ meeting in 2003.

Issuer Purchases of Equity Securities

     The following table provides information as of the three (3) months ending December 31, 2004 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act. Amounts are expressed in thousands, except per share amounts:

				(d)
				Maximum
			(c)	Number of
			Total Number of Shares	Shares that May
	(a)	(b)	Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under Plans or
Period	Shares Purchased(1)	Paid per Share	Plans or Programs	Programs(2)
October 1 – October 31, 2004	0	N/A	N/A	4,141
November 1 – November 30, 2004	0	N/A	N/A	4,141
December 1 – December 31, 2004	66	$52.09	N/A	4,141

(1)	Shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)	On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. That authorization is ongoing and does not have an expiration date.

Item 6. Selected Financial Data

     The following table presents selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Form 10-K. Amounts are expressed in millions, except for per share information:

					Year Ended
	Year Ended December 31,				October 31,

	2004	2003	2002	2001	2000

CONSOLIDATED OPERATING RESULTS

Revenues	$9,380.3	$8,805.7	$9,959.0	$8,972.2	$9,422.9
Earnings from continuing operations before taxes	281.2	268.0	260.5	185.3	164.3
Earnings from continuing operations	186.7	179.5	170.0	127.8	116.3
Earnings (loss) from discontinued operations	—	(11.6)	(6.4)	(108.4)	7.7
Cumulative effect of change in accounting principle	—	(10.4)	—	—	—
Net earnings	186.7	157.5	163.6	19.4	124.0
Basic earnings (loss) per share
Continuing operations	2.29	2.25	2.14	1.64	1.55
Discontinued operations	—	(0.15)	(0.08)	(1.39)	0.10
Cumulative effect of change in accounting principle	—	(0.13)	—	—	—

Net earnings	2.29	1.97	2.06	0.25	1.65
Diluted earnings (loss) per share
Continuing operations	2.25	2.23	2.13	1.61	1.52
Discontinued operations	—	(0.15)	(0.08)	(1.36)	0.10
Cumulative effect of change in accounting principle	—	(0.13)	—	—	—

Net earnings	2.25	1.95	2.05	0.25	1.62
Return on average shareholders’ equity	15.7%	16.2%	19.4%	2.6%	7.7%
Cash dividends per common share	0.64	0.64	0.64	0.64	1.00

CONSOLIDATED FINANCIAL POSITION

Current assets	$2,723.3	$2,205.5	$1,924.1	$1,851.3	$1,318.3
Current liabilities	1,764.0	1,821.0	1,756.2	1,862.7	1,570.3

Working capital	959.3	384.5	167.9	(11.4)	(252.0)
Property, plant and equipment, net	527.8	569.5	467.0	508.1	570.8
Total assets	3,969.6	3,441.3	3,142.2	3,142.5	4,958.4
Capitalization
Short-term debt *	129.9	221.5	—	38.4	88.7
Long-term debt	347.7	44.7	17.6	17.6	17.6
Shareholders’ equity	1,335.8	1,081.5	883.9	789.3	1,609.2

Total capitalization	1,813.4	1,347.7	901.5	845.3	1,715.5
Total debt as a percent of total capitalization	26.3%	19.7%	2.0%	6.6%	6.2%
Shareholders’ equity per common share	15.81	13.17	11.02	9.85	21.25
Common shares outstanding at period end	84.5	82.1	80.2	80.1	75.7

OTHER DATA

New awards	$13,028.6	$9,976.0	$8,596.8	$10,766.6	$9,644.2
Backlog at year end	14,765.8	10,607.1	9,709.1	11,505.5	10,012.2
Capital expenditures – continuing operations	104.4	79.2	63.0	148.4	156.2
Cash provided (utilized) by operating activities	(81.5)	(303.7)	195.7	621.8	186.1

*	Includes commercial paper, loan notes, miscellaneous trade notes payable and the current portion of long-term debt.

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

     See Management’s Discussion and Analysis on pages 20 to 35 and Notes to Consolidated Financial Statements on pages F-9 to F-36 for information relating to significant items affecting the results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying Notes. For purposes of reviewing this document, “operating profit” is calculated as revenues less cost of revenues excluding: corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; other non-operating income and expense items; earnings or loss from discontinued operations; and the cumulative effect of a change in accounting principle.

Accounting Pronouncements

     Following is a discussion of the impact of accounting and financial reporting pronouncements that have been applied in the preparation of the company’s Consolidated Financial Statements and accompanying Notes. This information is provided to assist in an understanding of the impact such changes have had on the company’s financial reporting. Unless a specific reference is made to a new pronouncement, the company has determined that the pronouncement either does not apply to its business or that the impact of applying the pronouncement is not significant.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45 or the “Interpretation”). FIN 45 expands on the accounting and disclosure requirements under existing accounting standards. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation. Disclosures required by the Interpretation are provided below in the Financial Position and Liquidity section of this Management’s Discussion and Analysis and in the footnotes to the accompanying financial statements. The accounting requirements of the Interpretation are applicable to transactions entered into beginning January 1, 2003. Application of this Interpretation did not have a significant effect on the company’s consolidated results of operations or financial position in 2004 or 2003.

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

     During 2004, the company exercised options to purchase both the Aliso Viejo ($100 million) and Calgary ($29 million) engineering and office facilities. These amounts are reported as repayments of facilities financing in the accompanying Consolidated Statement of Cash Flows.

     Contracts that are executed jointly through partnerships and joint ventures are proportionally consolidated in accordance with Emerging Issues Task Force (“EITF”) Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures” (EITF 00-01) and Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (SOP 81-1) issued by the American Institute of Certified Public Accountants. The company evaluates the applicability of FIN 46-R to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards.

     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) providing guidance on accounting for the effects of the Act and specific disclosure requirements. Based on an analysis of the Act, the company has concluded that its retiree medical plans provide benefits that are at least actuarially equivalent to Medicare Part D. The company adopted the provisions of FSP 106-2 as of July 1, 2004 and recorded the effects of the subsidy in measuring net periodic postretirement benefit cost during the quarter ended September 30, 2004. This resulted in a reduction in the accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service of $2.9 million and a pretax reduction in net periodic postretirement benefit costs of $0.3 million for the second half of the year.

     In September 2004, the EITF reached a final consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“Issue 04-8”), that became effective for the company on December 31, 2004. Contingently convertible debt instruments (commonly referred to as Co-Cos) are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of the final consensus on Issue No. 04-8 by the EITF, the company applied a widely held interpretation that Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” allowed the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share (“EPS”) in instances where conversion depends on the achievement of a specified market price of the issuer’s shares and such price had not been attained.

     Issue 04-8 requires that these underlying common shares be included in the diluted EPS computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. However, principal amounts that must be settled entirely in cash may be excluded from the computations. Prior to the end of 2004, the company irrevocably elected to pay the principal amount of the convertible debentures in cash, and therefore, there will be no dilutive impact until the average price of the company’s stock exceeds the conversion price of $55.94. Subsequent to December 31, 2004, the conversion price has been exceeded. If the company’s stock price is in excess of the conversion price as of March 31, 2005, the company will then use the treasury stock method of accounting for the excess of the market stock price over $55.94 in calculating diluted EPS. Upon conversion, any stock appreciation amount above the conversion price of $55.94 will be satisfied by the company through the issuance of common stock which thereafter will be included in calculating both basic and diluted EPS. Because the company has irrevocably elected to pay the principal amount of the debt in cash, previously reported diluted EPS for the first, second, and third quarters of 2004 will not change as a result of the consensus on Issue 04-8.

     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123-R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Upon adoption of SFAS 123-R, pro forma disclosure of the impact of share-based payments to employees is no longer permitted.

     SFAS 123-R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The company expects to adopt SFAS 123-R on January 1, 2005, using the “modified retrospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123-R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123-R that remain unvested on the effective date.

     As permitted by SFAS 123, the company currently accounts for share-based payments to employees using the intrinsic value method pursuant to APB 25 and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123-R’s fair value method will have an impact on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123-R will not be material based on unvested options outstanding at December 31, 2004. Had SFAS 123-R been adopted in prior periods, the impact would be as presented in the disclosure of pro forma earnings and earnings per share in the Stock Plan footnote under Major Accounting Policies in the accompanying Consolidated Financial Statements. SFAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement will generally impact cash provided or utilized by operating activities with offsets in cash flows from financing activities in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $14 million, $4 million, and $2 million in 2004, 2003 and 2002, respectively.

Discussion of Critical Accounting Policies

     The company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The company’s significant accounting policies are described in the Notes to Consolidated Financial Statements. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the Consolidated Financial Statements apply the following critical accounting policies.

     Engineering and Construction Contracts Engineering and construction contract revenues are recognized on the percentage-of-completion method based on contract costs incurred to date compared with total estimated contract costs. This method of revenue recognition requires the company to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor costs and productivity, the impact of change orders, liability claims, contract disputes, or achievement of contractual performance standards. Changes in total estimated contract costs and losses, if any, are recognized in the period they are determined. The majority of the company’s engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. In the highly competitive markets served by the company, there is an increasing trend for cost-reimbursable contracts with incentive-fee arrangements. As of December 31, 2004, 73 percent of the company’s backlog was cost reimbursable while 27 percent was for guaranteed maximum, fixed or unit price contracts. In certain instances, the company has provided guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues realized from the projects.

     Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made certain claims against clients for costs. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims amounted to $105 million and $24 million at December 31, 2004 and 2003, respectively. Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of the impact on contract price.

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

     Engineering and Construction Partnerships and Joint Ventures Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company accounts for its interests in the operations of these ventures on a proportional consolidation basis. Under this method of accounting, the company consolidates its proportional share of venture revenues, costs and operating profits in the Consolidated Statement of Earnings and generally uses the one-line equity method of accounting in the Consolidated Balance Sheet. The most significant application of the proportional consolidation method is in the Power, Oil & Gas and Industrial & Infrastructure segments.

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

     Foreign Currency The company generally limits its exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. Under certain limited circumstances, such foreign currency payment provisions could be deemed embedded derivatives. As of December 31, 2004 and 2003, the company had no significant foreign currency arrangements that constitute embedded derivatives in any of its contracts. Managing foreign currency risk on projects requires estimates of future cash flows and judgments about the timing and distribution of expenditures of foreign currencies.

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

     Deferred Taxes Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company’s financial statements or tax returns. At December 31, 2004 the company had deferred tax assets of $272.8 million which were partially offset by a valuation allowance of $57.9 million and further reduced by deferred tax liabilities of $55.4 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for certain tax credit carryforwards, net operating and capital loss carryforwards for U.S. and non-U.S. subsidiaries, and certain project performance reserves. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company’s effective tax rate on future earnings.

     Retirement Benefits The company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” as amended (SFAS 87). As permitted by SFAS 87, changes in retirement plan obligations and assets set aside to pay benefits are not recognized as they occur but are recognized over subsequent periods. Assumptions concerning discount rates, long-term rates of return on assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Recent decreases in long-term interest rates have the effect of increasing plan liabilities and if expected returns on plan assets are not achieved, future funding obligations could increase substantially. Assuming no changes in current assumptions, the company expects to fund between $35 million and $70 million for the calendar year 2005. If the discount rate were reduced by 25 basis points, plan liabilities would increase by approximately $32 million.

Results of Operations

Summary of Overall Company Results

     During 2004, revenue and earnings from continuing operations increased by 7 percent and 4 percent, respectively, compared with 2003. Revenue of the Oil & Gas segment was favorably impacted during the year by increased work performed associated with the transition to field activities on two major international projects. Additionally, a positive trend for new awards in the Government segment resulted in a significant increase in work performed in Iraq on projects for the U.S. Government in 2004. The company also benefited from increased revenues beginning in the first quarter of 2004 from business acquisitions completed in 2003 and early 2004. Offsetting these improvements has been a continued trend away from power projects. Revenues and earnings from continuing operations were also negatively impacted by the lower level of new project awards in the economically sensitive mining, chemicals and manufacturing markets experienced in 2003. In addition, the company’s 2003 decision to suspend performance on a mining project and withdraw from certain commercial projects had a negative impact on 2003 backlog and the volume of work performed in 2004.

     Revenue declined 12 percent in 2003 compared with 2002 primarily due to declines in the Power and Oil & Gas segments. Earnings from continuing operations increased 6 percent primarily due to the improved performance of the Government, Industrial & Infrastructure and Global Services Segments. Also contributing to the improvement was lower reported corporate administrative and general expense due to the absence of several non-operating charges that were included in 2002, and a lower tax rate on earnings from continuing operations.

     The company experienced a significant decline in Power segment revenue and earnings over the last two years as projects in the segment were completed and the contribution from new awards declined due to the cyclical downward trend in the demand for new power plant construction. Partially offsetting this trend in Power is an increasing trend for new awards in the Industrial & Infrastructure and Government segments. Following a low level in 2002, new awards in the Oil & Gas segment have rebounded in 2003 and 2004. The company believes that the global oil and gas industry is in the early stages of a long-term cycle of investment that will continue to develop over the next three to five years. New awards in the Industrial & Infrastructure segment increased significantly in 2004 and were distributed primarily across the mining, chemicals and life sciences markets, reflecting improved economics supporting capital spending commitments. In addition, the trend for new awards in the Government segment has increased due to awards for work in Iraq as well as the completion of the acquisitions of the International Division of J.A. Jones Construction Company (“J.A. Jones”) and Trend Western Technical Corporation (“Trend Western”). These acquisitions improve the company’s service offering to both the Department of State and Department of Defense.

     Earnings from continuing operations before taxes for the three years ended December 31, 2004 were $281 million, $268 million and $261 million, respectively. Because of the decline in Power segment earnings, which related largely to projects located in the United States, domestic operating profit declined significantly during 2004, offset by increases in foreign operating profits.

     The company had net earnings of $2.25 per share in 2004 compared with $1.95 per share in 2003 and $2.05 in 2002. Results in 2003 were negatively impacted by a loss from discontinued operations of $0.15 per share and a loss of $0.13 per share for the cumulative effect of a change in accounting principle. Results in 2002 include a loss from discontinued operations of $0.08 per share. The results of discontinued operations are further discussed below. The loss from the cumulative effect of a change in accounting principle is discussed above under Accounting Pronouncements.

     Following is a discussion of the operating performance of each business segment, corporate administrative and general expense and other items.

     The company provides professional services on a global basis in the fields of engineering, procurement, construction and maintenance (“EPCM”) and is organized into five business segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides engineering and construction professional services for upstream oil and gas production, downstream refining and certain petrochemical markets. The Industrial & Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, microelectronics, chemicals, telecommunications and transportation projects and other facilities. The Government segment provides project management, engineering, construction, and contingency response services to the United States government. The Global Services segment includes operations and maintenance, construction equipment, temporary staffing and global sourcing and procurement services. The Power segment provides professional services to engineer and construct power generation facilities.

     Through the second quarter of 2004, services provided by the Power segment were conducted through two joint ventures; Duke/Fluor Daniel, a 50 percent owned partnership with Duke Energy, and ICA Fluor Daniel (“ICA Fluor”), a 49 percent owned joint venture with Grupo ICA, a Mexican company. As a result of a shift in the markets served by and the types of projects awarded to ICA Fluor, commencing in the third quarter of 2004, its operating results, new awards and backlog are included in the Oil & Gas segment. Prior periods have not been restated for the change in segment classification of ICA Fluor. In July 2003, the company jointly announced with Duke Energy Corporation the decision to terminate the Duke/Fluor Daniel partnership (“D/FD”) as a result of the significant decline in the construction of new power plants. The dissolution is not expected to have a material impact on results of operations or financial position of the company. The dissolution is in progress and is expected to be completed in 2005 as remaining project activities are concluded. The company has continued to identify and pursue power generation opportunities and future projects will be performed 100 percent by Fluor.

     Oil & Gas Revenue in the Oil & Gas segment amounted to $3.2 billion, $2.6 billion and $3.5 billion for the years ended December 31, 2004, 2003 and 2002, respectively. The 21 percent increase during 2004 resulted from a global increase in project activity which includes the impact of the transition to field activities on two major international projects where the volume of labor, material and subcontract work is greatest. The decrease in revenue during 2003 reflects the completion of several projects during the year and revenue recognition from projects awarded in 2003 that did not fully replace the revenue on the completed projects. Operating profit margin in the Oil & Gas segment increased slightly, to 4.8 percent in 2004 compared with 2003. The operating profit margin in 2003 increased to 4.6 percent compared with 3.7 percent in 2002 due to the higher content of project completions combined with improved execution performance.

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

     The GA joint venture is pursuing cost and schedule relief through arbitration proceedings for the following three issues:

•	modifications and extra work arising from differing site soil conditions,

•	costs arising from the site labor agreement for 2000 called “Acta Convenio” and

•	events in Venezuela in early 2003, including a national strike and other force majeure incidents.

     Arbitration proceedings were commenced by GA in late 2001. The site soil conditions issue was the subject of arbitration hearings in November 2002. There are no monetary cross-claims by PA in the arbitration. The amount of the claim for site soil conditions of $159 million includes the direct costs as well as significant delay-related and indirect costs. In April 2004, the arbitration panel awarded GA $36 million for direct cost of the site soil conditions remediation work, virtually all of the amounts sought by GA for this issue. The client had previously conditionally accepted responsibility relating to the soil conditions matter and $28 million had been paid. The balance of the award amount was received in April 2004. The award confirmed GA’s methodology for computing the amount of all change orders arising under the contract. In addition, the award also granted GA approximately 14 weeks of schedule relief. The delay and indirect costs were the subject of hearings in June 2004 and a decision is expected shortly.

     The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were held in April 2003 and a decision on this issue is also expected shortly. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter.

     In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the national strike in Venezuela. A change order relating to the national strike in the approximate amount of $340 million was submitted by GA. This action was followed by the filing of an arbitration claim relating to this issue in January 2004. Hearings on this issue are now scheduled for March and April 2005. Other force majeure incidents occurring prior to the national strike also were the subject of arbitration hearings in October 2003.

     Incurred costs associated with delay and indirect costs related to the soil conditions, Acta Convenio, the national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of December 31, 2004, incurred costs amounting to $249.7 million have been deferred. Subcontractor close-outs will result in additional costs as contracts are settled. The company believes that schedule relief awarded in connection with the direct costs of the site soil conditions, along with other delay days requested on the other issues, will be sufficient to avoid the imposition of liquidated damages. If costs relating to Acta Convenio, soil conditions, the national strike or other claims are determined to be not recoverable or liquidated damages are assessed, the company could face materially reduced profits or losses on this project, along with lower levels of cash and additional borrowings.

     New awards in the Oil & Gas segment were $3.6 billion in 2004, roughly equal to the $3.7 billion in 2003. New awards in 2003 increased 89 percent compared with $1.9 billion in 2002. New project awards in 2004 included a $570 million oil sands project and a $244 million clean fuels project, which are both in Canada, a $346 million refinery complex modernization project in Mexico and a $176 million refinery upgrade project in South Africa. New project awards in 2003 include the Tengizchevroil (“TCO”) project, a major oil and gas development in Kazakhstan. The increase in 2003 new awards is partly attributable to the TCO project which was expected to be awarded in 2002 but was temporarily suspended due to funding considerations that were resolved early in 2003. Also included in new awards in 2003 is the Sakhalin I program and construction management project led by ExxonMobil and a project for Lukoil, a major Russian oil company. The lower level of new awards in 2002 was primarily due to the previously mentioned temporary suspension of the TCO project. The large size and uncertain timing of complex, international projects can create variability in the segment’s award pattern; consequently, future award trends are difficult to predict with certainty.

     Backlog for the Oil & Gas segment was $4.8 billion at December 31, 2004, an increase of 40 percent compared with $3.4 billion at December 31, 2003. The 2004 backlog growth included the impacts of new awards and the reclassification of ICA Fluor during the year. The $3.4 billion backlog at December 31, 2003 compared with $2.3 billion at December 31, 2002. This increase was due to the higher level of new awards in 2003 and the lower level of work performed on these new awards that were in the early stages of project execution where activity is focused on engineering and project planning.

     Total assets in the Oil & Gas segment increased to $665 million at December 31, 2004 compared with $508 million at December 31, 2003. The increase includes the impact of the growth in segment revenues, as well as increased deferred costs on the Hamaca project of $70 million.

     Industrial & Infrastructure The Industrial & Infrastructure segment had revenues of $2.3 billion, $2.6 billion and $2.4 billion for the years ended December 31, 2004, 2003 and 2002, respectively. The 12 percent decline in revenues during 2004 resulted from slow start-up progress on recently awarded projects and a lower level of new awards in the latter half of 2003. In addition, as discussed below, certain projects that were removed from backlog in the third quarter of 2003 also had a negative impact on the volume of work performed in 2004. The 8 percent increase in revenues during 2003 primarily reflects the higher volume of work performed on life sciences projects awarded in 2002 partially offset by lower volume of work performed on mining projects as a number of projects were completed in 2002.

     Operating profit margin for the Industrial & Infrastructure segment increased to 3.0 percent in 2004 compared with 2.4 percent in 2003. Operating profit for the segment has been impacted in all three years by provisions relating to specific projects. During 2004, a $28 million provision due to estimated cost overruns resulting in a loss on a transportation infrastructure project was partially offset by a $7.2 million positive impact from recovery of insurance proceeds relating to the Verde Gold project, which is further discussed below. In 2003 operating profit was negatively impacted by a $7.4 million charge relating to the write-down of an equity investment in a magnesium smelter project in Australia. The investment was committed in previous years as part of a consulting arrangement with the client wherein the company agreed to be compensated for its services in shares of the client’s capital stock. Due to funding considerations, continued development of the project was suspended, resulting in the client seeking bankruptcy protection. Because the company was not the execution contractor there was no impact on backlog or operating results from project execution.

     The 2003 operating profit margin in the Industrial & Infrastructure segment was essentially flat with 2002. In 2003 margins were reduced by the equity investment write-down discussed above, a higher volume of construction management work which has reduced margins due to lower risk and lack of project margin on projects that were removed from backlog which are discussed further below. A $26 million dispute resolution provision in 2002 primarily relates to an unfavorable arbitration ruling on the Verde Gold project in Chile, a gold ore processing facility completed in 1996. During the second quarter of 2002, the company recognized a loss provision from Verde Gold of $20 million representing the arbitration award plus applicable interest, less a $3 million reserve provided in prior years and expected insurance recoveries. The net impact on results of operations for 2002 was a charge of $14 million.

     New awards in the Industrial & Infrastructure segment increased to $5.0 billion during 2004, compared with $2.6 billion during 2003 and $3.5 billion in 2002. New awards in 2004 include a variety of mining, pharmaceuticals, chemicals and manufacturing projects throughout the world. The decline in new awards in 2003 resulted from economic weakness in the mining, telecommunications and manufacturing markets reflecting overcapacity and poor commodity pricing in these industries. New awards in 2002 included a substantial award for the SH 130 toll road project in Texas.

     Backlog for the Industrial & Infrastructure segment grew to $5.7 billion during 2004 following a decline to $3.3 billion at the end of 2003, compared with $4.2 billion at December 31, 2002. The growth during 2004 was reflective of the substantial new awards during the year. Contributing to the 2003 decline was the removal of $750 million for three projects that had been booked during the previous two years. One of these was a mining project that was removed due to considerations relating to ongoing financing. The other two were commercial projects that the company decided not to execute due to evolving changes in industry liability.

     Government The Government segment had revenues of $2.3 billion, $1.7 billion and $1.0 billion for the years ended December 31, 2004, 2003 and 2002, respectively. The 34 percent increase in revenue during 2004 resulted principally from reconstruction activity in Iraq, strong performance on environmental remediation programs for the Department of Energy (“DOE”), and businesses acquired over the last two years. Del-Jen, Inc. (“Del-Jen”) was acquired late in the first quarter of 2003 and J.A. Jones was acquired in the fourth quarter of 2003. In addition, Trend Western was acquired by Del-Jen in the first quarter of 2004. In total, these acquired businesses contributed $371.1 million of revenue in 2004, compared with $153.1 million from the acquired businesses in 2003. In addition to the impact of business acquisitions, the 78 percent increase during 2003 included a substantial increase in work performed for the Department of Defense on the Midcourse Missile Defense test bed facilities in Alaska, the Department of State for an embassy project in Brazil and new awards for task orders in Iraq. Revenue in all periods includes work for ongoing environmental restoration, engineering, construction, site operations and maintenance services at two major DOE sites: the Fernald Environmental Management Project (“Fernald”) in Ohio and the Hanford Environmental Management Project in Washington.

     The operating profit margin for the Government segment was 3.7 percent during 2004, up from 2.8 percent during 2003. This improvement reflects improved contract performance and a higher level of costs related to proposal activity in the prior year. Operating profit margin for the Government segment declined to 2.8 percent in 2003 compared with 3.1 percent in 2002. Contributing to this decline was the impact of a particularly high level of proposal costs during 2003 as the segment pursued a number of new opportunities. Many projects performed on behalf of U.S. government clients under multi-year contracts provide for annual funding. As a result, new awards for the Government segment only reflect the annual award of work to be performed over the ensuing 12 months.

     Total assets in the Government segment increased to $654 million at December 31, 2004 compared with $475 million at December 31, 2003. The segment has recognized unbilled fees totaling $91.1 million related to the Fernald project. The project has moved into the closeout stage and contract terms provide that a portion of the earned fees will not be billed until project completion in 2007. Deferred fees recognized in revenue in 2004, 2003 and 2002 were $36.8 million, $21.9 million and $6.0 million, respectively. Also contributing to the increase in segment assets was a significant increase in accounts receivable and contract work in progress relating to projects performed in the Middle East.

     Global Services The Global Services segment had revenues of $1.3 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2004, 2003 and 2002, respectively. The 16 percent growth during 2004 was primarily the result of increased operations and maintenance activity. The 15 percent increase in revenue in 2003 includes $151.6 million from Plant Performance Services (“P2S”), which was acquired at the end of the first quarter of that year. Revenue during 2002 also reflects the impact of selectivity to improve margins and depressed economic conditions resulting in lower operations and maintenance activity in the manufacturing sector during that year.

     Operating profit margin in the Global Services segment was 7.8 percent, 8.7 percent and 9.7 percent 2004, 2003 and 2002, respectively. The declines during 2004 and 2003 were the combined result of lower levels of company-wide construction activity, which impacted the segment’s construction equipment business, and reduced margins that resulted from competitive factors in the operations and maintenance business.

     New awards in the Global Services segment for operations and maintenance projects increased 23 percent, to $1.5 billion during 2004, compared to $1.3 billion during 2003. A significant multi-year contract for a new client in the United Kingdom was awarded during the fourth quarter of 2004. New awards for 2003 of $1.3 billion represented an increase of 23 percent over 2002. This increase is primarily due to the contribution from P2S, as well as a lower level of new awards in 2002 that was attributable to increased selectivity and the depressed economic conditions in the manufacturing sector.

     Backlog for the Global Services segment increased by 24 percent, to $2.3 billion, at December 31, 2004, compared with $1.8 billion at December 31, 2003. This growth was principally the result of the large new award discussed in the preceding paragraph. In previous years, backlog was fairly stable at $1.8 billion at December 31, 2003 and $1.6 billion as of December 31, 2002. This relative stability is due in part to the multi-year nature of operations and maintenance contracts where consistent and efficient performance results in long-term client relationships. The equipment, temporary staffing and global sourcing and procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. Accordingly, new awards and backlog for the segment relate to the operations and maintenance activities only.

     Power The Power segment has experienced significant declines in revenue during recent years, to $326 million during 2004 from $759 million for the year ended December 31, 2003 and $2.2 billion in 2002. This decline is due to the substantial work-off of projects in backlog that were awarded in prior years. The segment has experienced a substantial reduction in new awards over the last several years as demand for new power generation has diminished following a strong cycle of power plant construction activity.

     As a result of a shift in the markets served by and the types of projects awarded to ICA Fluor, commencing in the third quarter of 2004, its operating results, new awards and backlog are included in the Oil & Gas segment rather than the Power segment where it was previously reported.

     Operating profit margin in the Power segment declined to 4.2 percent during 2004 from a very strong 10.2 percent for the year ended December 31, 2003. The current year performance was negatively impacted by the completion of a major cycle of investment in power projects and unexpected costs associated with the start-up and commissioning of a waste-coal power plant during the third quarter of the year. Operating profit margin during 2002 was 4.9 percent. Although operating profit declined in 2003 to $77 million compared to $107 million in 2002 due to the decline in the power market, the strong margin performance in 2003 was attributable to highly successful execution resulting in early completion of projects. Projects in the Power segment are primarily bid and awarded on a fixed price basis. This method of contracting exposes the segment to the risk of cost overruns due to factors such as material cost and labor productivity variances or schedule delays.

     New awards in the Power segment recovered somewhat during 2004, to $612 million from $485 million for 2003. Two awards during the fourth quarter 2004 were the largest contributors to this growth. One was for the recommissioning of a power plant in South Africa and the other was for the completion of a partially-constructed natural gas-fired plant in Nevada. New awards declined to $485 million for the year ended December 31, 2003, compared with $1.1 billion in 2002. Backlog for the Power segment decreased to $552 million at December 31, 2004 compared with $605 million at December 31, 2003 and $841 million at December 31, 2002. The 2004 decline includes the impact of the movement of ICA Fluor to the Oil & Gas segment. Most of the projects awarded in prior years have now been completed. New award activity for the near term future is expected to be modest as existing power generation capacity is expected to meet anticipated demand.

     Corporate For the year ended December 31, 2004 corporate administrative and general expenses were $142.4 million, compared with $141.5 million in the prior year. Included in the 2004 amount are non-operating pretax gains of $5.5 million related to the final disposal of a residual interest in a property that was sold by the company in 1985 and $7.1 million from real estate sales. Those real estate gains, in addition to savings from successful expense reduction programs and favorable pension adjustments, were offset by higher executive incentives and costs of complying with the provisions of the Sarbanes-Oxley Act of 2002. Corporate administrative and general expense, excluding non-operating items, increased four percent in 2003 compared with 2002 primarily due to higher management incentive compensation costs. Non-operating items in 2002 included charges relating to the reevaluation of the company’s enterprise resource management (“ERM”) system, recognition of a provision for a guarantee obligation and a provision to recognize impairment related to an investment in The Beacon Group Energy Investment Fund, L.P. that were recognized in that year. Partially offsetting these charges in 2002 was the recognition of a gain relating to the demutualization of an insurance company in which the company had an investment.

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

     Net interest income was $3.5 million, $3.2 million and $6.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Lower net interest income in 2004 and 2003 compared with 2002 is primarily the result of lower cash balances and increased short-term borrowings.

     The effective tax rates on the company’s continuing operations were 33.6 percent, 33.0 percent and 34.8 percent for the years 2004, 2003 and 2002, respectively. The slight rise in the tax rate in 2004 compared with 2003 is primarily due to the increase in non-deductible expenses as well as capital and foreign losses that received no tax benefits. Such increase, however, was partially offset by the decrease in state income taxes largely attributable to the utilization of prior year net operating losses in California, which losses were suspended in 2003 and 2002 due to the state’s deficit position. In addition, during 2004 the company disposed of certain business assets, which resulted in a favorable effective tax rate variance due to certain permanent book/tax basis differences. The tax rate in 2003 compared with 2002 was lower substantially due to the tax benefits from favorable tax return adjustments and settlements.

     On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extraterritorial income exclusion (“ETI”) for foreign sales that is viewed to be inconsistent with international trade protocols by the European Union. The company expects the net effect of the phase-out of the ETI and the phase-in of this new deduction to result in an increase in its effective tax rate for fiscal years 2005 and 2006 of approximately one to two percentage points, based on anticipated earnings levels. In the long-term, the company does not expect to receive significant tax benefits from this new qualified domestic production deduction due to a shift of project mix to more international projects.

     Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities provided by the Act, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on the deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the company’s tax return.

     Also included in the Act is a provision that incentivizes U.S. multinationals to repatriate certain qualified foreign earnings by providing a special one-time 85 percent dividend received deduction, subject to specific reinvestment and repatriation guidelines and certain limitations. The company may elect to apply this provision in 2005 and is in the process of evaluating its effect on the company, taking into account its reinvestment options and its operational working capital needs worldwide. The amount of the qualified dividend to be repatriated under this provision is yet to be determined, pending the completion of this evaluation, the passage of the Technical Corrections Bill by Congress and the issuance of additional guidance by the United States Department of the Treasury.

     Matters in Dispute Resolution During 2004, several matters relating to certain significant completed and in progress projects were in the dispute resolution process. The following discussion provides a background and current status of these matters:

  Murrin Murrin

     On May 5, 2004, Fluor Australia and its client, Anaconda Nickel (“Anaconda”) entered into a settlement agreement resolving all disputes related to the Murrin Murrin Nickel Cobalt project located in Western Australia. Fluor Australia paid the equivalent of approximately US$120 million to end all remaining claims under both the first and second phases of arbitration, including any appeals. The payment had no material effect on the company’s consolidated financial position or results of operations as the amount, including defense costs, was funded by the company’s insurers.

     In September 2002, the first phase of arbitration resulted in an amended award to Anaconda of approximately US$84.0 million and an award to Fluor Australia of approximately US$59.9 million for amounts owing from Anaconda under the contract. The company had previously recovered the first phase award plus substantially all defense costs incurred from available insurance.

Fluor Daniel International and Fluor Arabia Ltd. V. General Electric Company, et al
U.S.D.C., Southern District Court, New York

     In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision on entitlement is expected shortly and a decision on damages is expected later in 2005.

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

     In December 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. The lien action remains stayed pending completion of the arbitration of D/FD’s claims against DIG and DIG’s claims against D/FD. An arbitration panel has been appointed and the arbitration is scheduled to begin in October 2005.

Hamaca Crude Upgrader

     See discussion regarding the Hamaca project above under Oil & Gas.

     Discontinued Operations In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and non-EPCM components of its temporary staffing businesses. An active program to consummate such disposal was initiated and completed as of the end of 2003. Operating results for these non-core businesses have been reclassified and are reported as discontinued operations in the accompanying Consolidated Statement of Earnings.

     During 2003 the last remaining dealership operation was sold generating proceeds of $31.9 million. In 2002, the sale of one dealership subsidiary resulted in cash proceeds of $45.9 million. Other dealership asset disposals during 2002 produced proceeds of $51 million.

     During the second quarter of 2002, the Australian operations of the temporary staffing business that was sold resulted in cash proceeds of $5.1 million. The temporary staffing industry experienced severe competition in 2002 due to depressed economic conditions, which resulted in significant erosion in the fair value of those businesses. As a result, the company recognized adjustments to the carrying value of the U.S. and U.K. based disposal groups. The sales of the U.S. and U.K. operations were completed in the fourth quarter of 2002, resulting in proceeds of $2 million.

     Disposal of the construction equipment operations in Argentina and Peru were finalized in 2002 resulting in proceeds of $5.1 million primarily from collection of accounts receivable and sales of inventory and equipment.

     Interest expense was not reclassified to discontinued operations in connection with the non-core businesses because disposal of these operations did not include any debt to be assumed by the buyers.

     Revenue and the results of operations, including loss on disposal, for all discontinued operations are as follows:

	Year Ended December 31
	2003	2002

(in thousands)
Revenues:
Dealership operations	$30,097	$155,909
Other equipment operations	—	7,880
Temporary staffing operations	34	67,661

Total revenues	$30,131	$231,450

Earnings (Loss) from Discontinued Operations:
Dealership operations	$2,575	$4,214
Other equipment operations	117	213
Temporary staffing operations	(404)	(4,036)

Earnings from discontinued operations before tax	2,288	391
Provision for taxes	800	891

Earnings (loss) from discontinued operations	$1,488	$(500)

Loss on disposal before tax	$(7,386)	$(8,770)
Provision for taxes (tax benefit)	5,718	(2,909)

Loss on disposal	$(13,104)	$(5,861)

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

Financial Position and Liquidity

     Cash utilized by operating activities in 2004 and 2003 was primarily due to the significant use of cash to fund project operations. This compares to cash provided by operating activities in 2002. Significant cash was used in 2004, 2003 and 2002 to fund projects in the Power segment resulting in a reduction in advances from affiliate of $44.5 million, $212.8 million and $282.1 million, respectively. These advances represented the company’s proportional share of excess cash from Duke/Fluor Daniel that was generated from client advance payments received in 2001 and prior years upon award of projects. The joint venture partners managed excess cash of Duke/Fluor Daniel through these proportional advances. Client advances on Duke/Fluor Daniel projects have been a normal condition of contracts in the power industry where most of the projects are negotiated on a fixed price basis. As these projects progress, the expenditures for labor and materials are partially funded from these advance payments. With the completion of nearly all work on Duke/Fluor Daniel projects as of December 31, 2004, the amounts advanced to the company have been substantially repaid to the partnership and used in project execution. The company jointly announced with Duke Energy Corporation in July 2003, the decision to dissolve the Duke/Fluor Daniel partnership as a result of the significant decline in the construction of new power plants. The dissolution is not expected to have a material impact on future operating cash flows.

     The company also used significant cash in 2004 and 2003 to fund ongoing work and the change orders that are in the dispute resolution process relating to the Hamaca project in Venezuela. The company has incurred substantial costs relating to the change orders for which it is not currently being paid pending resolution through arbitration. As of December 31, 2004 and 2003, the company had incurred $249.7 million and $179.6 million, respectively, in deferred costs on this project. During 2004 and 2003, ongoing work on Hamaca not associated with change orders used approximately $59 million and $80 million, respectively, of cash from advances received in prior years.

     Excluding the impact of the repayment of advances relating to power projects and the funding for the Hamaca project, cash was used to fund other changes in net operating assets and liabilities primarily associated with engineering and construction activities. There has also been a significant increase in operating assets and liabilities totaling approximately $56 million in 2004 and $126 million in 2003 relating to work in the Government segment, primarily in connection with start-up and ongoing activities on the CETAC and AFCAP projects in the Middle East in 2004 and 2003, as well as the Missile Defense work in Alaska in 2003. The projects in the Middle East required rapid deployment starting late in the fourth quarter of 2003, which resulted in substantial initial investment of working capital. Reconstruction activity in Iraq during 2004 required additional working capital. Working capital of the Industrial & Infrastructure segment increased by $108 million during 2004 due to the startup of several large projects in the latter part of the year. Early start-up activities and ongoing progress on major Oil & Gas projects other than Hamaca required investments in operating working capital of $83 million in 2003. During 2003, approximately $44 million of working capital was provided to P2S, which was acquired early in that year.

     The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects.

     Cash utilized by operating activities is also impacted by contributions to the company’s defined benefit retirement plans. Contributions in 2004 amounted to $30 million compared with $52 million and $110 million in 2003 and 2002, respectively. The large contributions in 2003 and 2002 were due in part to lower than expected investment results on plan assets coupled with the business objective to utilize available resources to maintain full funding of accumulated benefits in most of the plans. One plan was not fully funded in 2004 and 2003 and the minimum pension liability amounts were $34 million and $28 million, respectively, for this plan. The company recognized a minimum liability plus elimination of $12 million of pension assets in 2002, resulting in an after-tax charge of $29 million in the accumulated other comprehensive loss component of shareholders’ equity.

     During 2003 and 2002, the receipt of funds from insurance claims relating to the Murrin Murrin project amounted to $84.1 million and $35.4 million, respectively. As of December 31, 2003, amounts due from the insurance companies for claims submitted had been collected except for minor amounts of arbitration defense costs. Activities in 2002 associated with the disposal of certain discontinued equipment and temporary staffing businesses generated $24 million of cash from liquidation of operating assets and liabilities, primarily from accounts receivable and inventories.

     Business acquisitions utilized cash of $33.0 million during 2004 (for the acquisition of Trend Western) and $54.5 million during 2003 (for the acquisition of Del-Jen, P2S and J.A. Jones International). Cash flows from investing activities during

2004 included $58.6 million from the sale of three excess real estate assets and a residual property interest and $22.2 million from the disposal of other property, plant and equipment. During 2003 the company realized $26.1 million from the disposal of property, plant and equipment and $31.9 million in proceeds from the sale of the last discontinued equipment dealership operation. Cash provided by investing activities in 2002 was benefited by the sale and liquidation activities associated with discontinued operations. Sales of discontinued businesses during that year generated $101 million in proceeds from the liquidation of property, plant and equipment and sales of dealership and temporary staffing businesses. Partially offsetting these proceeds were capital expenditures of $16 million primarily for the one remaining equipment dealership that was sold later in 2003.

     Cash utilized by investing activities in 2004, 2003 and 2002 included capital expenditures of $104.4 million, $79.2 million and $63.0 million, respectively, for continuing operations. Capital expenditures for continuing operations primarily relate to the equipment operations in the Global Services segment that support engineering and construction projects. The increase in these capital expenditures from 2003 to 2004 related largely to rental equipment to support reconstruction activity in Iraq. The decision to divest certain equipment operations substantially reduced the company’s capital investment requirements. Capital expenditures in future periods will include equipment purchases for the equipment operations of the Global Services segment, facility renewal and refurbishment, and computer infrastructure in support of the company’s continuing investment in automated systems.

     In July 2004, the company entered into a new, five-year, $800 million Senior Credit Facility. The agreement replaced existing facilities totaling $700 million. Of the total capacity, $300 million is dedicated to commercial paper back-up lines. The balance is available for letters of credit and funded loans. As of December 31, 2004 and 2003, primarily in response to significant increases in funds required for project operations, the company had outstanding borrowings of $129.9 million and $121.5 million, respectively, in the commercial paper market.

     Liquidity is further provided by substantial advance billings on contracts in progress, which, prior to 2004 included the company’s proportional share of excess cash that was advanced to the company by Duke/Fluor Daniel (see discussion above). As customer advances are used in project execution and not replaced by advances on new projects, the company’s cash position will be reduced. Cash has also been required to fund work performed on the Hamaca project in Venezuela. This project incurred significant costs for work relating to change orders that are subject to arbitration proceedings.

     The increase in new awards over the last two years will continue to result in start-up activities where the use of cash is greatest on projects for which cash is not provided by advances from clients. As work progresses on individual projects and client payments on invoiced amounts begin, cash used in start-up activities is recovered and cash flows tend to stabilize through project completion. Over the next 12 months cash required to fund start-up and ongoing project activities is expected to result in an increase in net operating assets and liabilities and may reduce available cash balances or require other sources of funding including additional short- or long-term borrowings or equity offerings.

     During 2004 the company issued $330 million of 1.5 percent Convertible Senior Notes due 2024, realizing net proceeds of $323 million. Proceeds from the Notes were used to pay off all outstanding commercial paper and $100.0 million was used to obtain ownership of the Aliso Viejo engineering and corporate offices through payoff of the lease financing. In December 2004 the company irrevocably elected to pay the principal amount of the Notes in cash. Ownership of the Calgary, Canada facilities was also obtained during 2004 through the payoff of $28.6 million of lease financing using available Canadian cash balances.

     In December 2004, the company filed a “shelf” registration statement for the issuance of up to $500 million of any combination of debt securities or common stock, the proceeds from which could be used for debt retirement, the funding of working capital requirements or other corporate purposes. No securities have been issued under this filing.

     For the years ended December 31, 2004, 2003 and 2002, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar, resulting in unrealized translation gains that are reflected in the cumulative translation component of accumulated other comprehensive income (loss). Unrealized gains amounting to $40.0 million, $45.1 million and $20.9 million in 2004, 2003 and 2002, respectively, relate to cash balances held in currencies other than the U.S. dollar. Because most of the cash held in foreign currencies will be used for project related expenditures in those currencies, the company’s exposure to realized exchange gains and losses is considered nominal.

     Proceeds from stock option exercises provided cash flow of $61.7 million, $28.5 million and $14.9 million during 2004, 2003 and 2002, respectively. The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares under certain market conditions. No purchases were made during 2004. During 2003 and 2002, the company purchased 94,000 shares for total consideration of $2.7 million and 726,000 shares for total consideration of $19.2 million, respectively. The maximum number of shares that could be purchased under the existing repurchase program is 4.1 million shares. There is no present plan to purchase any shares under the existing program.

     Cash dividends declared and paid in 2004, 2003 and 2002 were at the rate of $0.64 per share. The payment and level of future cash dividends will be subject to the discretion of the company’s Board of Directors.

     The company has sufficient sources of funds to meet its anticipated operating needs. Cash on hand, short- and long-term lines of credit and potential issuances of debt or equity securities under the shelf registration statement give the company significant operating liquidity. For the next 12 months, cash generated from operations supplemented by borrowings under credit facilities and the issuance of debt or equity securities are expected to be sufficient to fund operations.

     Off-Balance Sheet Arrangements The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $825 million in committed and uncommitted lines of credit to support letters of credit. In addition, the company has $52 million in uncommitted lines for general cash management purposes. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. At December 31, 2004, the company had utilized $392 million of its letter of credit capacity. The company also posts surety bonds primarily on state and local government projects to guarantee its performance on contracts.

     Contractual obligations at December 31, 2004 are summarized as follows:

	Amount of Commitment Expiration Per Period
Contractual Obligations	Total	Under 1 year	1-3 years	4-5 years	Over 5 years

$ in millions
Long-term Debt:
Convertible Senior Notes	$330	$—	$—	$—	$330
5.625% Municipal bonds	18	—	—	—	18
Operating leases (1)	275	29	53	42	151
Compensation related obligations	296	30	67	82	117
Pollution control bonds	7	2	5	—	—

Total	$926	$61	$125	$124	$616

(1)	Operating leases are primarily for engineering and project execution office facilities in Sugar Land, Texas, the United Kingdom and various other domestic and international locations.

     Guarantees In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated joint ventures and other jointly-executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. The amount of guarantees outstanding measured on this basis totals $1.8 billion as of December 31, 2004. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, the amount payable under a guarantee is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.

     Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of December 31, 2004, the company had extended financial guarantees on behalf of certain clients and other unrelated third parties totaling approximately $4 million. The remaining outstanding amount of a financial guarantee for $7 million of pollution control bonds related to zinc operations that were sold in 1987 has been recognized at the full amount of the underlying obligation. The obligation was recognized by a charge to earnings in 2002 due to the obligor’s bankruptcy filing and inability to meet the current obligation on the bonds without financial assistance from the company.

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

Item 7A. Quantitative and Qualitative Discussions about Market Risk

     The company invests excess cash in short-term securities that carry a floating money market rate of return. Additionally, a substantial portion of the company’s cash balances are maintained in foreign countries. Debt instruments carry a fixed rate coupon on all long-term debt. The company’s exposure to interest rate risk on its long-term debt is not material due to the low fixed interest rates on the obligations. However, commercial paper is issued at current short-term interest rates, which could increase in the future.

     The company does not currently use derivatives, such as swaps, to alter the interest characteristics of its short-term securities or its debt instruments. The company generally utilizes currency options and forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and does not engage in currency speculation. At December 31, 2004, the company had forward foreign exchange contracts of less than 27 months duration, to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts at December 31, 2004 was $54 million.

     Beginning in 2003 and continuing through 2004, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar, resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. Most of these unrealized gains relate to cash balances held in currencies other than the U.S. dollar. Because it is expected that most of this cash will be used for project execution expenditures in the currency in which it is held, the risk of realized translation losses is mitigated.

     In 2001, the company issued a warrant for the purchase of 460,000 shares, at $36.06 per share, of the company’s common stock to a partner in the company’s e-commerce procurement venture. Any compensation realized by the holder through exercise of the warrant will offset any royalties otherwise payable under a five-year cooperation and services agreement.

Item 8. Financial Statements and Supplementary Data

     The information required by this Item is submitted as a separate section of this Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2004. Based on this evaluation, our chief executive office and our chief financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, the design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future events, no matter how remote. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

     Management’s Report on Internal Control Over Financial Reporting, which appears on page F-2 of this report, is incorporated herein by this reference.

Attestation Report of the Independent Registered Public Accounting Firm

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page F-3 of this report, and which is incorporated herein by this reference.

Changes in Internal Control over Financial Reporting

     There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by paragraph (a), and paragraphs (c) through (j) of Item 401 of Regulation S-K (except for information required by paragraph (b) and (e) of Item 401 to the extent the required information pertains to our executive officers, which is set forth below) is hereby incorporated by reference from our definitive proxy statement for our 2005 annual meeting which will be filed with the Securities and Exchange Commission (the “Commission”). Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporate Governance portion of our Proxy Statement.

Code of Ethics

     We have long maintained and enforced a “Code of Business Conduct and Ethics” which applies to all Fluor officers and employees, including our chief executive officer, chief financial officer, and principal accounting officer and controller. A copy of our Code of Business Conduct and Ethics, as amended has been filed as an exhibit to this Form 10-K and has been posted on the investor relations portion of our website, at www.fluor.com. Shareholders may request a free copy of our Code of Business Conduct and Ethics from:

Fluor Corporation
Attention: Investor Relations
One Enterprise Drive
Aliso Viejo, California 92656
(949) 349-2000

     We have disclosed and continue to intend to disclose any changes or amendments to our code of ethics or waivers from our code of ethics applicable to our chief executive officer, chief financial officer, and principal accounting officer or controller by posting such changes or waivers to our website.

Corporate Governance

     We have adopted Corporate Governance Guidelines, which are available on our website at www.fluor.com. Shareholders may also request a free copy of our Corporate Governance Guidelines from the address and phone number set forth under “Code of Ethics.”

Certifications

     On May 20, 2004 we submitted to the New York Stock Exchange certifications of our Chairman and Chief Executive Officer and our Chief Legal Officer that they were not aware of any violation by Fluor Corporation of the New York Stock Exchange’s corporate governance listing standards as of the date of the certification. In addition, we have filed with the Securities and Exchange Commission, as an exhibit to this Form 10-K with respect to fiscal year 2003, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosure.

Item 11. Executive Compensation

     Information required by this item is included in the Organization and Compensation Committee Report on Executive Compensation and Executive Compensation and Other Information sections of our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days following the close of our year, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information required by this item is included in the Stock Ownership and Stock-Based Holdings of Executive Officers and Directors and Executive Compensation and Other Information sections of our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days following the close of our year, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information required by this item is included in the Other Matters section of the Corporate Governance portion of our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days following the close of our year, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information required by this item is included in the Ratification of Appointment of Auditors section of our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days following the close of our year, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

     Our consolidated financial statements at December 31, 2004 and December 31, 2003 and for each of the three years in the period ended December 31, 2004 and the notes thereto, together with the report of the independent registered accounting firm on those consolidated financial statements are hereby filed as part of this report, beginning on page F-1.

2. Financial Statement Schedules:

     No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant(1)

3.2	Amended and Restated Bylaws of the registrant*

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004(2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company)(3)

10.2	Tax Sharing Agreement between the Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann(1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens(8)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan(5)

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors(6)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002(7)

10.8	Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002(8)

10.9	Directors’ Life Insurance Summary(1)

10.10	Fluor Executives’ Supplemental Benefit Plan(1)

10.11	Fluor Corporation Retirement Plan for Outside Directors(1)

10.12	Executive Severance Plan(10)

10.13	2001 Key Employee Performance Incentive Plan(7)

10.14	2001 Fluor Stock Appreciation Rights Plan(7)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan(8)

10.16	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan(11)

10.17	Code of Ethics and Business Conduct, as amended and restated(9)

10.18	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert(9)

10.19	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (10)

21	Subsidiaries of the registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

Exhibit	Description
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s repost on Form 10-Q filed on August 9, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION

	By:	/s/ D. Michael Steuert
D. Michael Steuert,
Senior Vice President
and Chief Financial Officer

March 4, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer and Director:

/s/ Alan L. Boeckmann	Chairman of the Board and	March 4, 2005
Alan L. Boeckmann	Chief Executive Officer

Principal Financial Officer:

/s/ D. Michael Steuert	Senior Vice President and	March 4, 2005
D. Michael Steuert	Chief Financial Officer

Principal Accounting Officer:

/s/ Victor L. Prechtl	Vice President and Controller	March 4, 2005
Victor L. Prechtl

Other Directors:

/s/ Peter J. Fluor	Director	March 4, 2005
Peter J. Fluor

/s/ David P. Gardner	Director	March 4, 2005
David P. Gardner

/s/ James T. Hackett	Director	March 4, 2005
James T. Hackett

/s/ Kent Kresa	Director	March 4, 2005
Kent Kresa

/s/ Vilma S. Martinez	Director	March 4, 2005
Vilma S. Martinez

/s/ Dean R. O’Hare	Director	March 4, 2005
Dean R. O’Hare

/s/ Joseph W. Prueher	Director	March 4, 2005
Joseph W. Prueher

/s/ Robin Renwick	Director	March 4, 2005
Lord Robin Renwick, K.C.M.G

/s/ Suzanne H. Woolsey	Director	March 4, 2005
Suzanne H. Woolsey

FLUOR CORPORATION

FLUOR CORPORATION

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the company is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The company’s internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The company’s internal control over financial reporting is supported by written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of the company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the company’s annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the company’s internal control over financial reporting and testing of the operational effectiveness of the company’s internal control over financial reporting.

Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2004.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting which appears on the following page.

By:	/s/ Alan L. Boeckmann	By:	/s/ D. Michael Steuert

	Alan L. Boeckmann,		D. Michael Steuert,
	Chairman of the Board and		Senior Vice President and
	Chief Executive Officer		Chief Financial Officer

March 3, 2005

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Shareholders
Fluor Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fluor Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fluor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Fluor Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fluor Corporation as of December 31, 2004 and 2003, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2004 and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Orange County, California
March 3, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fluor Corporation

We have audited the accompanying consolidated balance sheets of Fluor Corporation as of December 31, 2004 and 2003, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fluor Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Orange County, California
March 3, 2005

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31
(in thousands, except per share amounts)	2004	2003	2002

TOTAL REVENUES	$9,380,277	$8,805,703	$9,958,956

TOTAL COST OF REVENUES	8,960,236	8,399,477	9,544,785

OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	142,388	141,465	160,097
Interest expense	15,446	10,109	8,925
Interest income	(18,951)	(13,329)	(15,375)

Total cost and expenses	9,099,119	8,537,722	9,698,432

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	281,158	267,981	260,524
INCOME TAX EXPENSE	94,463	88,526	90,548

EARNINGS FROM CONTINUING OPERATIONS	186,695	179,455	169,976
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	1,488	(500)
LOSS ON DISPOSAL, NET OF TAXES	—	(13,104)	(5,861)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(10,389)	—

NET EARNINGS	$186,695	$157,450	$163,615

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$2.29	$2.25	$2.14
Discontinued operations	—	(0.15)	(0.08)
Cumulative effect of change in accounting principle	—	(0.13)	—

Net earnings	$2.29	$1.97	$2.06

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$2.25	$2.23	$2.13
Discontinued operations	—	(0.15)	(0.08)
Cumulative effect of change in accounting principle	—	(0.13)	—

Net earnings	$2.25	$1.95	$2.05

SHARES USED TO CALCULATE EARNINGS PER SHARE
Basic	81,562	79,796	79,344
Diluted	82,795	80,539	79,853

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(in thousands, except share amounts)	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$604,517	$496,502
Accounts and notes receivable	761,179	627,986
Contract work in progress	1,076,687	827,091
Deferred taxes	127,851	118,550
Other current assets	153,080	135,339

Total current assets	2,723,314	2,205,468

Property, Plant and Equipment
Land	40,540	62,143
Buildings and improvements	261,004	271,045
Machinery and equipment	634,402	602,454
Construction in progress	1,156	2,061

	937,102	937,703
Less accumulated depreciation	409,294	368,223

Net property, plant and equipment	527,808	569,480

Other Assets
Goodwill	77,036	54,157
Investments	85,189	98,206
Deferred taxes	31,691	66,051
Pension assets	187,455	173,613
Other	337,064	274,331

Total other assets	718,435	666,358

	$3,969,557	$3,441,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$722,910	$571,535
Short-term debt	129,940	221,469
Advances from affiliate	—	44,548
Advance billings on contracts	389,895	480,881
Accrued salaries, wages and benefits	308,907	306,786
Other accrued liabilities	212,329	195,743

Total current liabilities	1,763,981	1,820,962

Long-term debt due after one year	347,649	44,652
Noncurrent liabilities	522,135	494,158
Contingencies and commitments

Shareholders’ Equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common – authorized 150,000,000 shares ($0.01 par value); issued and outstanding - 84,538,107 and 82,102,029 shares, respectively	845	821
Additional capital	507,133	415,078
Unamortized executive stock plan expense	(33,757)	(24,412)
Accumulated other comprehensive income (loss)	2,970	(35,335)
Retained earnings	858,601	725,382

Total shareholders’ equity	1,335,792	1,081,534

	$3,969,557	$3,441,306

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
(in thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$186,695	$157,450	$163,615
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	87,036	79,676	77,989
Amortization of intangibles	4,852	1,257	—
Restricted stock amortization	16,039	12,526	10,433
Cumulative effect of change in accounting principle	—	10,389	—
Deferred taxes	4,054	48,284	45,357
Stock option tax benefit	14,009	3,652	2,476
Retirement plan accrual (contribution), net	14,815	(620)	(79,500)
Unbilled fees receivable	(36,792)	(21,940)	(5,999)
Special provision, net of cash payments	—	—	(1,558)
Provisions for impairment of assets	—	14,817	31,145
Changes in operating assets and liabilities, excluding effects of business acquisitions/dispositions	(343,265)	(672,822)	(23,562)
Gain on sale of real estate and residual property interest	(12,545)	—	—
Insurance proceeds	3,832	84,055	35,411
Equity in earnings of investees	(1,317)	(114)	(13,186)
Other, net	(18,928)	(20,336)	(46,876)

Cash provided (utilized) by operating activities	(81,515)	(303,726)	195,745

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures:
Continuing operations	(104,432)	(79,183)	(63,014)
Discontinued operations	—	(2,583)	(15,960)
Acquisitions, net	(33,000)	(54,531)	—
Investments, net	358	(13,895)	21,944
Proceeds from sale of real estate and residual property interest	58,607	—	—
Proceeds from disposal of property, plant and equipment	22,151	26,065	63,041
Proceeds from sale of subsidiaries	—	31,926	50,955
Other, net	(4,161)	1,046	2,385

Cash provided (utilized) by investing activities	(60,477)	(91,155)	59,351

CASH FLOWS FROM FINANCING ACTIVITIES

Cash dividends paid	(53,476)	(52,287)	(51,485)
Proceeds from issuance of convertible debt	330,000	—	—
Debt issuance costs	(7,490)	—	—
Repayment of facilities financing	(128,581)	—	—
Increase (decrease) in short-term borrowings, net	8,471	121,469	(38,175)
Stock options exercised	61,687	28,502	14,851
Purchases of common stock	—	(2,691)	(19,199)
Other, net	(586)	(2,032)	(1,237)

Cash provided (utilized) by financing activities	210,025	92,961	(95,245)

Effect of exchange rate changes on cash	39,982	45,055	20,862

Increase (decrease) in cash and cash equivalents	108,015	(256,865)	180,713
Cash and cash equivalents at beginning of year	496,502	753,367	572,654

Cash and cash equivalents at end of year	$604,517	$496,502	$753,367

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Unamortized	Accumulated
				Executive	Other
			Additional	Stock Plan	Comprehensive	Retained
(in thousands, except per share amounts)	Shares	Amount	Capital	Expense	Income (Loss)	Earnings	Total

BALANCE AT DECEMBER 31, 2001	80,107	$801	$352,960	$(22,779)	$(49,805)	$508,089	$789,266

Comprehensive income
Net earnings	—	—	—	—	—	163,615	163,615
Foreign currency translation adjustment (net of deferred taxes of $1,623)	—	—	—	—	2,538	—	2,538
Pension plan adjustment (net of deferred taxes of $12,307)	—	—	—	—	(28,716)	—	(28,716)

Comprehensive income							137,437

Cash dividends ($0.64 per share)	—	—	—	—	—	(51,485)	(51,485)
Exercise of stock options	618	6	14,845	—	—	—	14,851
Stock option tax benefit	—	—	2,476	—	—	—	2,476
Amortization of executive stock plan expense	—	—	—	10,433	—	—	10,433
Purchases of common stock	(726)	(7)	(18,869)	—	—	—	(18,876)
Cancellation of restricted stock	(56)	—	(1,237)	1,002	—	—	(235)
Issuance of restricted stock	245	2	7,257	(7,259)	—	—	—

BALANCE AT DECEMBER 31, 2002	80,188	802	357,432	(18,603)	(75,983)	620,219	883,867

Comprehensive income
Net earnings	—	—	—	—	—	157,450	157,450
Foreign currency translation adjustment (net of deferred taxes of $24,711)	—	—	—	—	38,650	—	38,650
Pension plan adjustment (net of deferred taxes of $857)	—	—	—	—	1,998	—	1,998

Comprehensive income							198,098

Cash dividends ($0.64 per share)	—	—	—	—	—	(52,287)	(52,287)
Exercise of stock options	1,101	12	28,490	—	—	—	28,502
Stock option tax benefit	—	—	3,652	—	—	—	3,652
Amortization of executive stock plan expense	—	—	—	12,526	—	—	12,526
Purchases of common stock	(94)	(1)	(2,690)	—	—	—	(2,691)
Restricted stock cancelled for withholding tax	(75)	(1)	(1,684)	—	—	—	(1,685)
Conversion of restricted stock units	—	—	2,387	11,196	—	—	13,583
Cancellation of restricted stock	(97)	(1)	(3,534)	1,504	—	—	(2,031)
Issuance of restricted stock	1,079	10	31,025	(31,035)	—	—	—

BALANCE AT DECEMBER 31, 2003	82,102	821	415,078	(24,412)	(35,335)	725,382	1,081,534

Comprehensive income
Net earnings	—	—	—	—	—	186,695	186,695
Foreign currency translation adjustment (net of deferred taxes of $25,469)	—	—	—	—	42,103	—	42,103
Pension plan adjustment (net of deferred taxes of $1,628)	—	—	—	—	(3,798)	—	(3,798)

Comprehensive income							225,000

Cash dividends ($0.64 per share)	—	—	—	—	—	(53,476)	(53,476)
Exercise of stock options	2,011	20	61,667	—	—	—	61,687
Stock option tax benefit	—	—	14,009	—	—	—	14,009
Amortization of executive stock plan expense	—	—	—	16,039	—	—	16,039
Restricted stock cancelled for withholding tax	(213)	(2)	(8,412)	—	—	—	(8,414)
Cancellation of restricted stock	(31)	(1)	(698)	112	—	—	(587)
Issuance of restricted stock	669	7	25,489	(25,496)	—	—	—

BALANCE AT DECEMBER 31, 2004	84,538	$845	$507,133	$(33,757)	$2,970	$858,601	$1,335,792

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Accounting Policies

   Principles of Consolidation

     The financial statements include the accounts of the company and its subsidiaries. The equity method of accounting is used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is accounted for on the cost method. Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company recognizes its proportional share of venture revenues, costs and operating profits in its Consolidated Statement of Earnings and generally uses the one-line equity method of accounting in the Consolidated Balance Sheet. The company evaluates the applicability of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (FIN 46-R) (see Financing Arrangements) to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards. There are no such financing entities in use at the present time.

     As more fully described in the Discontinued Operations Note, in September 2001, the company adopted a plan to dispose of certain non-core operations. As a result, certain non-core operations are presented as discontinued operations. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2002 and 2003 have been reclassified to conform with the 2004 presentation.

   Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

   Cash and Cash Equivalents

     Cash and cash equivalents include securities with maturities of 90 days or less at the date of purchase. Securities with maturities beyond 90 days, when present, are classified as marketable securities within current assets and are carried at fair value.

   Engineering and Construction Contracts

     The company recognizes engineering and construction contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Customer-furnished materials, labor and equipment, and in certain cases subcontractor materials, labor and equipment, are included in revenues and cost of revenues when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenues recognized in excess of amounts billed are classified as current assets under contract work in progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billings on contracts. The company anticipates that substantially all incurred costs associated with contract work in progress at December 31, 2004 will be billed and collected in 2005. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Depreciation and Amortization

     Additions to property, plant and equipment are recorded at cost. Assets are depreciated principally using the straight-line method over the following estimated useful lives: buildings and improvements — six to 50 years and machinery and equipment — one to 10 years. Leasehold improvements are amortized over the shorter of their economic lives or the lease terms.

     In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective for the company’s calendar year 2002. Under SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. During 2004, the company completed its annual goodwill impairment tests in the first quarter and has determined that none of the goodwill is impaired.

     Intangibles arising from business acquisitions are amortized over the useful lives of those assets, ranging from one to nine years.

   Income Taxes

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company’s financial statements or tax returns.

   Earnings Per Share

     Basic earnings per share (“EPS”) are calculated by dividing earnings from continuing operations, loss from discontinued operations, cumulative effect of change in accounting principle and net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities, using the treasury stock method. Potentially dilutive securities outstanding include employee stock options and restricted stock, a warrant for the purchase of 460,000 shares and the 1.5 percent Convertible Senior Notes (see Financing Arrangements below for information about the Notes.)

     For the period ended December 31, 2004, 900 shares of unvested restricted stock were not included in the computation of diluted earnings per share because these securities are antidilutive. Antidilutive options and unvested restricted stock not included in the computation of diluted earnings per share for the period ended December 31, 2003 were 887,381 and 17,403, respectively, and 4,430,865 and 763,922, respectively for the period ended December 31, 2002.

     Dilutive securities included in the company’s diluted EPS calculation are as follows:

	Year Ended December 31
	2004	2003	2002
(shares in thousands)

Employee stock options / restricted stock	903	633	509
Warrant	330	110	—

	1,233	743	509

   Advances from Affiliate

     Advances from affiliate relate to cash received by a partnership from advance billings on contracts, which are made available to the partners. Such advances, when outstanding, are classified as an operating liability of the company. During 2004, all advances were substantially repaid to the partnership and used in project execution. At December 31, 2004, the company’s net investment in the partnership is included in Investments in the accompanying Consolidated Balance Sheet.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives and Hedging

     The company uses currency options and forward exchange contracts to hedge certain foreign currency transactions entered into in the ordinary course of business. At December 31, 2004, the company had approximately $54 million of forward exchange contracts outstanding relating to engineering and construction contract obligations. The company does not engage in currency speculation. The forward exchange contracts generally require the company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, the company could be at risk for any currency related fluctuations. The contracts are of varying duration, none of which extend beyond March 2007. The company formally documents its hedge relationships at the inception of the agreements, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. All existing fair value hedges are determined to be highly effective. As a result, the impact to earnings due to hedge ineffectiveness is immaterial for 2004, 2003 and 2002.

     The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. Under certain limited circumstances, such foreign currency payment provisions could be deemed embedded derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). As of December 31, 2004 and 2003, the company had no significant embedded derivatives in any of its contracts.

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

   Stock Plans

     The company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB 25). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. All unvested options outstanding under the company’s option plans have grant prices equal to the market price of the company’s stock on the date of grant. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the company’s stock at the end of the period.

     In December 2004, the FASB issued SFAS 123-R, “Share-Based Payment” (SFAS 123-R), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” . SFAS 123-R supersedes APB 25 and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     SFAS 123-R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The company will adopt SFAS 123-R on January 1, 2005, using the “modified retrospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123-R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123-R that remain unvested on the adoption date.

     As permitted by SFAS 123, the company currently accounts for share-based payments to employees using the intrinsic value method pursuant to APB 25 and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123-R’s fair value method will have an impact on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123-R will not be material based on unvested options outstanding at December 31, 2004. Had SFAS 123-R been adopted in prior periods, the impact of that standard would be as presented in the disclosure of pro forma earnings and earnings per share below.

     Currently under APB 25, no compensation cost is recognized for unvested stock options where the grant price is equal to the market price on the date of grant and the vesting provisions are based only on the passage of time. Had the company recorded compensation expense using the accounting method recommended by SFAS 123, net earnings and diluted earnings per share would have been reduced to the pro forma amounts as follows:

	December 31
Year Ended	2004	2003	2002
(in thousands)

Net earnings
As reported	$186,695	$157,450	$163,615
Stock-based employee compensation expense, net of tax	(8,642)	(8,577)	(8,340)

Pro forma	$178,053	$148,873	$155,275

Basic net earnings per share
As reported	$2.29	$1.97	$2.06

Pro forma	$2.18	$1.86	$1.95

Diluted net earnings per share
As reported	$2.25	$1.95	$2.05

Pro forma	$2.15	$1.84	$1.94

  Comprehensive Income (Loss)

     SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The company reports the cumulative foreign currency translation adjustments and adjustments related to recognition of minimum pension liabilities as components of accumulated other comprehensive income (loss). At December 31, 2004, accumulated other comprehensive income (loss) included cumulative foreign currency translation adjustments of $33.5 million (net of deferred taxes of $20.0 million) and adjustments related to recognition of minimum pension liabilities of $(30.5) million (net of deferred taxes of $13.1 million).

     Beginning in 2003 and continuing through 2004, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. Most of these unrealized gains relate to cash balances held in currencies other than the U.S. dollar.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     Results of operations for all periods presented have been reclassified and are presented as discontinued operations. Interest expense was not reclassified to discontinued operations in connection with the non-core businesses because disposal of those operations did not include any debt to be assumed by the buyers.

     The revenues and earnings (loss) from discontinued operations are as follows:

	Year Ended December 31
	2003	2002
(in thousands)

Revenues:
Dealership operations	$30,097	$155,909
Other equipment operations	—	7,880
Temporary staffing operations	34	67,661

Total revenues	$30,131	$231,450

Earnings (Loss) from Discontinued Operations:
Dealership operations	$2,575	$4,214
Other equipment operations	117	213
Temporary staffing operations	(404)	(4,036)

Earnings from discontinued operations before tax	2,288	391
Provision for taxes	800	891

Earnings (loss) from discontinued operations	$1,488	$(500)

Loss on disposal before tax	$(7,386)	$(8,770)
Provision for taxes (tax benefit)	5,718	(2,909)

Loss on disposal	$(13,104)	$(5,861)

     There have been no results of operations or assets or liabilities reported as discontinued operations for any period subsequent to June 30, 2003.

Business Investments and Acquisitions

     From time to time, the company enters into investment arrangements, including joint ventures, that are related to its engineering and construction business.

     In January 2003, the company acquired Del-Jen, Inc. (“Del-Jen”), a leading provider of services to the Departments of Defense and Labor. The acquisition expanded the company’s ability to provide services in the government outsourcing market and is reported in the company’s Government segment. Del-Jen was acquired for $33.3 million in cash. In connection with this acquisition, the company recorded goodwill of $24.0 million and intangible assets of $3.2 million. The intangible assets are being amortized over useful lives ranging from three to seven years.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In March 2003, the company acquired five specialty operations and maintenance (“O&M”) business groups from Philip Services Corporation. The acquired businesses, which have been named Plant Performance Services (“P2S”), expand and strengthen the O&M services business component of the Global Services segment and complement the company’s core engineering, procurement, and construction business. The business groups were acquired for $21.2 million in cash. The seller retained the working capital for these businesses. Acquisition cost in excess of tangible assets acquired amounted to $11.5 million (goodwill of $8.7 million and intangible assets of $2.8 million). The intangible assets are being amortized over useful lives ranging from one to five years.

     In November 2003, the company acquired the International Division of J.A. Jones Construction Company (J.A. Jones), which provides design-build and construction services to the U.S. Government. This acquisition further expanded the company’s portfolio of government business. J.A. Jones has been renamed J.A. Jones International, LLC and is reported in the Government segment. The acquisition did not have a material impact on the company’s consolidated financial statements.

     In February 2004, Del-Jen acquired Trend Western Technical Corporation, a provider of logistics and operations services to military bases in the United States and Guam for $33.0 million in cash. This acquisition further enhances the company’s ability to serve the federal government marketplace and expands the service offering and the international reach of Del-Jen. The company recorded goodwill of $18.0 million and intangible assets of $10.0 million. The intangible assets are being amortized over useful lives ranging from four to nine years. The acquisition did not have a material impact on the company’s consolidated financial statements.

     The company’s consolidated financial statements include the operating results of these businesses from the dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis to the company’s consolidated results of operations.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statement of Cash Flows

     Cash flows as shown in the Consolidated Statement of Cash Flows and changes in operating assets and liabilities shown below include the effects of discontinued operations on a consolidated basis, without separate identification and classification of discontinued operations.

     The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows comprise:

	Year Ended December 31
	2004	2003	2002
(in thousands)

(Increase) decrease in:
Accounts and notes receivable	$(116,880)	$(81,185)	$70,937
Contract work in progress	(249,596)	(394,475)	(49,361)
Inventories	(13,717)	(1,957)	36,666
Other current assets	4,114	(35,935)	(7,392)
Increase (decrease) in:
Accounts payable	150,453	111,182	59,267
Advances from affiliate	(44,548)	(212,782)	(282,084)
Advance billings on contracts	(90,986)	(43,780)	100,419
Accrued liabilities	17,895	(13,890)	47,986

(Increase) in operating assets and liabilities	$(343,265)	$(672,822)	$(23,562)

Cash paid during the period for:
Interest	$13,685	$10,028	$8,780
Income taxes	$62,493	$22,962	$46,485
Non-cash investing and financing activities:
Consolidation of leased property, plant and equipment	$—	$(106,957)	$—
Consolidation of lease financing	$—	$127,021	$—

Income Taxes

     The income tax expense (benefit) included in the Consolidated Statement of Earnings is as follows:

	Year Ended December 31
	2004	2003	2002
(in thousands)

Current:
Federal	$8	$3,183	$4,904
Foreign	78,899	37,279	33,406
State and local	4,880	5,996	4,863

Total current	83,787	46,458	43,173

Deferred:
Federal	7,252	38,770	34,027
Foreign	6,126	3,953	14,771
State and local	(2,702)	409	(3,441)

Total deferred	10,676	43,132	45,357

Total income tax expense (benefit)	$94,463	$89,590	$88,530

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The income tax expense (benefit) applicable to continuing operations, discontinued operations and cumulative effect of change in accounting principle is as follows:

	Year Ended December 31
	2004	2003	2002
(in thousands)

Provision for continuing operations:
Current	$83,787	$54,756	$56,249
Deferred	10,676	33,770	34,299

Total provision for continuing operations	94,463	88,526	90,548

Provision (benefit) for discontinued operations:
Current	—	(8,298)	(13,076)
Deferred	—	14,816	11,058

Total provision (benefit) for discontinued operations	—	6,518	(2,018)

Provision (benefit) for cumulative effect of change in accounting principle:
Current	—	—	—
Deferred	—	(5,454)	—

Total provision (benefit) for cumulative effect of change in accounting principle	—	(5,454)	—

Total income tax expense (benefit)	$94,463	$89,590	$88,530

     A reconciliation of U.S. statutory federal income tax expense to income tax expense on earnings from continuing operations is as follows:

	Year Ended December 31
	2004	2003	2002
(in thousands)

U.S. statutory federal tax expense	$98,405	$93,793	$91,183

Increase (decrease) in taxes resulting from:
Valuation allowance	—	19,471	—
State and local income taxes	1,416	4,163	4,214
Items without tax effect, net	3,910	1,440	10,066
Tax return adjustments and settlements	(3,315)	(22,279)	(6,671)
Foreign Sales Corporation tax benefit	(3,252)	(3,390)	(4,587)
Disposition of assets	(1,288)	—	—
Utilization of tax credits	—	(2,855)	—
Utilization of foreign loss carryforwards / carrybacks	(1,091)	(939)	(2,218)
Utilization of domestic loss carryforwards / carrybacks	(730)	(730)	—
Other, net	408	(148)	(1,439)

Total income tax expense – continuing operations	$94,463	$88,526	$90,548

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31
	2004	2003
(in thousands)

Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$74,126	$58,289
Employee time-off accrual	42,313	41,155
Project performance and general reserves	47,555	36,829
Workers’ compensation insurance accruals	12,654	22,190
Tax credit carryforwards	24,870	46,641
Tax basis of investments in excess of book basis	23,878	23,558
Net operating loss carryforwards	16,556	20,703
Capital loss carryforwards	10,318	10,271
Lease related expenditures	8,586	6,838
Unrealized currency loss	2,294	1,790
Translation adjustments	—	5,509
Other	9,656	15,012

Total deferred tax assets	272,806	288,785
Valuation allowance for deferred tax assets	(57,914)	(63,670)

Deferred tax assets, net	$214,892	$225,115

Deferred tax liabilities:
Residual U.S. tax on unremitted non-U.S. earnings	$(27,500)	$(29,426)
Translation adjustments	(14,781)	—
Book basis of property, equipment and other capital costs in excess of tax basis	(7,964)	(6,532)
Other	(5,105)	(4,556)

Total deferred tax liabilities	(55,350)	(40,514)

Net deferred tax assets	$159,542	$184,601

     The company has U.S. and non-U.S. net operating loss carryforwards of approximately $40 million and $10 million, respectively, at December 31, 2004. The utilization of the U.S. losses are subject to certain limitations. Of the $40 million U.S. losses, $36 million will expire in the years 2020 and 2021 while the remaining $4 million will expire in the year 2005. The non-U.S. losses largely relate to the company’s operations in the United Kingdom, Germany and Malaysia, and can be carried forward indefinitely until fully utilized.

     The company has U.S. and non-U.S. capital loss carryforwards of approximately $14 million and $15 million, respectively, at December 31, 2004. The U.S. capital loss will expire in 2006 whereas the non-U.S. losses may be carried forward indefinitely.

     The company has foreign tax credit carryforwards of approximately $17 million, of which $11 million will expire in 2011 and $6 million in 2012. The company also has alternative minimum tax credit carryforwards of approximately $8 million, which will never expire.

     The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for foreign tax credit and capital loss carryforwards, certain project performance reserves and the net operating loss carryforwards of U.S. and certain non-U.S.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subsidiaries. The utilization of these carryforwards resulted in a net decrease of $5.8 million in the valuation allowance as of December 31, 2004.

     Residual income taxes of approximately $5 million have not been provided on approximately $14 million of undistributed earnings of certain foreign subsidiaries at December 31, 2004 because the company intends to keep those earnings reinvested indefinitely.

     United States and foreign earnings from continuing operations before taxes are as follows:

	December 31
Year Ended	2004	2003	2002
(in thousands)

United States	$39,610	$113,038	$116,481
Foreign	241,548	154,943	144,043

Total	$281,158	$267,981	$260,524

     The decrease in United States earnings from operations during 2004 was principally the result of the decline in profitability of the Power segment.

Retirement Benefits

     The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees. Contributions to defined contribution retirement plans are based on a percentage of the employee’s compensation. Expense recognized for these plans of approximately $46 million, $50 million and $52 million in the years ended December 31, 2004, 2003 and 2002, respectively, is primarily related to domestic engineering and construction operations. Contributions to defined benefit pension plans are generally at the minimum annual amount required by applicable regulations. During 2004, the company contributed $15 million to the domestic defined benefit cash balance plan and an aggregate $15 million to non-U.S. pension plans. Payments to retired employees under these plans are generally based upon length of service, age and/or a percentage of qualifying compensation. The defined benefit pension plans are primarily related to domestic and international engineering and construction salaried employees and U.S. craft employees.

     In December 2003, the FASB issued a revised SFAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132-R). This statement amends the disclosure requirements of SFAS 132 to require more details about retirement plan assets, benefit obligations, cash flows and other relevant information. SFAS 132-R is effective for years ending after December 15, 2003, except certain benefit payment and international plan disclosures that are effective for fiscal years ending after June 15, 2004. Disclosures relating to international plans are included for all periods in the accompanying information. The adoption of the disclosure provisions of SFAS 132-R did not have a material effect on the company’s consolidated financial statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Net periodic pension expense for continuing operations defined benefit pension plans includes the following components:

	Year Ended December 31
	2004	2003	2002
(in thousands)

Service cost	$35,490	$33,634	$33,928
Interest cost	42,594	38,358	33,988
Expected return on assets	(50,667)	(40,318)	(44,252)
Amortization of transition asset	(701)	(758)	(1,690)
Amortization of prior service cost	(114)	(77)	36
Recognized net actuarial loss	18,547	20,999	8,958

Net periodic pension expense	$45,149	$51,838	$30,968

     The ranges of assumptions indicated below cover defined benefit pension plans in Australia, Germany, the United Kingdom, the Netherlands and the United States. These assumptions are based on the then current economic environment in each host country at the end of each respective annual reporting period. The company uses December 31 as the measurement date for its plans.

December 31
	2004	2003	2002

For determining benefit obligations at year-end:
Discount rates	5.00-6.00%	5.50-6.00%	5.75-7.00%
Rates of increase in compensation levels	3.00-4.00%	3.00-4.00%	3.00-4.00%

For determining net periodic cost for year:
Discount rates	5.00-6.00%	5.50-7.00%	5.75-7.00%
Rates of increase in compensation levels	3.00-4.00%	3.00-4.00%	3.00-4.00%
Expected long-term rates of return on assets	5.00-8.00%	5.00-8.00%	5.00-9.50%

     The following table sets forth the weighted average target and actual allocations of plan assets:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans
		Plan Assets			Plan Assets
	Target	December 31		Target	December 31
	Allocation	2004	2003	Allocation	2004	2003
Asset category:

Equity securities	60-70%	63%	63%	40%	39%	42%
Debt securities	30-40%	29%	28%	50%	52%	54%
Real estate	0%	0%	0%	0%	1%	1%
Other	0%	8%	9%	10%	8%	3%

Total		100%	100%	100%	100%	100%

     The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. An extended period of low long-term interest rates has had the effect of increasing plan liabilities and if expected long-term returns on plan assets are not achieved, future funding obligations could increase substantially. Assuming no changes in current assumptions, the company expects to fund approximately $35 million to $70 million for the

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

calendar year 2005. If the discount rate were reduced by 25 basis points, plan liabilities would increase by approximately $32 million.

     The investment of assets in defined benefit plans is based on the expected long-term capital market outlook. Asset return assumptions utilizing historical returns, correlations and investment manager forecasts are established for each major asset category including public domestic, international and global equities, private equities and government, corporate and emerging market debt. Investment allocations are determined by each Plan’s Investment Committee and/or Trustees. Long-term allocation guidelines are set and expressed in terms of a target and target range allocation for each asset class to provide portfolio management flexibility. The asset allocation is diversified to maintain risk at a reasonable level without sacrificing return. Factors including the future growth in the number of plan participants and forecasted benefit obligations, inflation and the rate of salary increases are also considered in developing asset allocations and target return assumptions. In the case of certain foreign plans, asset allocations may be governed by local requirements. While most of the company’s plans are not prohibited from investing in the company’s capital stock, there are no such directed investments at the present time.

     The following benefit payments for defined benefit pension plans, which reflect expected future service, as appropriate, are expected to be paid:

Year Ended December 31,
(in thousands)

2005	$42,218
2006	43,943
2007	47,521
2008	50,029
2009	52,632
2010 – 2014	290,245

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table sets forth the change in benefit obligation, plan assets and funded status of all of the company’s defined benefit pension plans:

	December 31
	2004	2003
(in thousands)

Change in pension benefit obligation
Benefit obligation at beginning of period	$747,309	$600,261
Service cost	35,490	33,634
Interest cost	42,594	38,358
Employee contributions	4,431	3,689
Currency translation	36,166	50,832
Actuarial loss	10,902	54,436
Benefits paid	(37,839)	(33,901)

Benefit obligation at end of period	$839,053	$747,309

Change in plan assets
Fair value at beginning of period	$686,268	$533,567
Actual return on plan assets	48,022	89,333
Company contributions	30,334	52,458
Employee contributions	4,431	3,689
Currency translation	27,368	41,122
Benefits paid	(37,839)	(33,901)

Fair value at end of period	$758,584	$686,268

Funded status	$(80,469)	$(61,041)

Unrecognized net actuarial loss	277,664	245,924
Unrecognized prior service cost	(293)	(364)
Unrecognized net asset	23	(673)

Net amount recognized	$196,925	$183,846

     Defined benefit pension plan amounts recognized in the Consolidated Balance Sheet as of December 31, 2004 and 2003 are as follows:

	December 31
	2004	2003
(in thousands)

Pension assets	$187,455	$173,613
Accrued benefit cost	(34,124)	(27,935)
Accumulated other comprehensive loss	43,594	38,168

Net amount recognized	$196,925	$183,846

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table sets forth selected aggregate information for defined benefit pension plans with benefit obligations in excess of plan assets and accumulated benefit obligation in excess of plan assets as of December 31, 2004 and 2003:

	Plans with Benefit		Plan with Accumulated
	Obligations in Excess		Benefit Obligations in
	of Plan Assets (1)		Excess of Plan Assets
	December 31		December 31
	2004	2003	2004	2003
(in thousands)

Projected benefit obligation	$434,723	$370,639	$179,864	$148,104
Accumulated benefit obligation			161,409	132,907
Fair value of plan assets	351,188	309,193	127,285	104,972

(1)Includes three non-U.S. plans, one of which also has an accumulated benefit obligations in excess of plan assets.

Additional information:

Increase (decrease) in minimum liability included in other comprehensive loss			$6,189	$(927)

     In addition to the company’s defined benefit pension plans, the company and certain of its subsidiaries provide health care and life insurance benefits for certain retired employees. The health care and life insurance plans are generally contributory, with retiree contributions adjusted annually. Service costs are accrued currently. The accumulated postretirement benefit obligation at December 31, 2004, 2003 and 2002 was determined in accordance with the current terms of the company’s health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 10 percent in 2005 down to 5 percent in 2010 and beyond. The effect of a 1 percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation and the aggregate of the annual service and interest costs by approximately $1.7 million and $0.1 million, respectively. The effect of a 1 percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and the aggregate of the annual service and interest costs by approximately $1.6 million and $0.1 million, respectively.

     Net periodic postretirement benefit cost for continuing operations includes the following components:

	Year Ended December 31
	2004	2003	2002
(in thousands)

Service cost	$—	$—	$—
Interest cost	1,808	2,243	2,055
Expected return on assets	—	—	—
Amortization of prior service cost	—	—	—
Actuarial adjustment	—	—	165
Recognized net actuarial loss	746	631	114

Net periodic postretirement benefit cost	$2,554	$2,874	$2,334

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table sets forth the change in benefit obligation of the company’s postretirement benefit plans for continuing operations:

	Year Ended December 31
	2004	2003	2002
(in thousands)

Change in postretirement benefit obligation
Benefit obligation at beginning of period	$34,545	$41,533	$31,429
Service cost	—	—	—
Interest cost	1,808	2,243	2,055
Employee contributions	5,558	4,650	4,215
Actuarial (gain) loss	(609)	(4,588)	12,091
Benefits paid	(10,383)	(9,293)	(8,257)

Benefit obligation at end of period	$30,919	$34,545	$41,533

Funded status	$(30,919)	$(34,545)	$(41,533)
Unrecognized net actuarial loss	9,239	10,594	15,813

Accrued postretirement benefit obligation	$(21,680)	$(23,951)	$(25,720)

     The discount rate used in determining the postretirement benefit obligation was 5.75 percent at December 31, 2004, 6.00 percent at December 31, 2003 and 7.00 percent at December 31, 2002. Benefit payments, as offset by employee contributions, are not expected to change significantly in the future.

     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2) providing guidance on accounting for the effects of the Act and specific disclosure requirements. Based on an analysis of the Act, the company has concluded that its retiree medical plans provide benefits that are at least actuarially equivalent to Medicare Part D. The company adopted the provisions of FSP 106-2 as of July 1, 2004 and recorded the effects of the subsidy in measuring net periodic postretirement benefit cost during the quarter ended September 30, 2004. This resulted in a reduction in the accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service of $2.9 million and a pretax reduction in net periodic postretirement benefit costs of $0.3 million for the second half of 2004.

     The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Financial Instruments

     The estimated fair value of the company’s financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)

Assets:
Cash and cash equivalents	$604,517	$604,517	$496,502	$496,502
Notes receivable, including noncurrent portion	14,520	14,520	18,933	18,933
Long-term investments	8,023	8,491	7,458	7,926

Liabilities:
Commercial paper, loan notes and notes payable	129,940	129,940	221,469	221,469
Long-term debt	347,649	393,958	44,652	46,095
Other noncurrent financial liabilities	15,557	15,557	15,413	15,413

Other financial instruments:
Foreign currency contracts	(739)	(739)	147	147
Letters of credit	—	2,118	—	1,558
Lines of credit	—	1,513	—	446

     Fair values were determined as follows:

•	The carrying amounts of cash and cash equivalents, short-term notes receivable, commercial paper, loan notes and notes payable approximate fair value because of the short-term maturity of these instruments.

•	Long-term investments are based on quoted market prices for these or similar instruments. Long-term notes receivable are estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

•	The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same maturities.

•	Other noncurrent financial liabilities consist primarily of deferred payments, for which cost approximates fair value.

•	Foreign currency contracts are estimated by obtaining quotes from brokers.

•	Letters of credit and lines of credit amounts are based on fees currently charged for similar agreements or on the estimated cost to terminate or settle the obligations.

Financing Arrangements

     In July 2004, the company entered into a new, five-year, $800 million Senior Credit Facility. The agreement replaced existing facilities totaling $700 million. Of the total capacity, $300 million is dedicated to commercial paper back-up lines. The balance is available for letters of credit and funded loans. Borrowings on committed lines bear interest at rates based on the London Interbank Offered Rate (“LIBOR”) plus an applicable borrowing margin, or the prime rate. At December 31, 2004, the company utilized $130 million of these lines to support commercial paper and no amounts were outstanding for funded loans.

     The company has a total of $825 million of committed and uncommitted lines of credit to support letters of credit. At December 31, 2004, $392 million of these lines of credit were used to support outstanding letters of credit. In addition, the company has $52 million in uncommitted lines for general cash management purposes.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The weighted average effective interest rate of commercial paper issued at December 31, 2004 was 2.40 percent. During 2004, the company issued commercial paper at a discount with a weighted average effective interest rate of 1.65 percent.

     Short-term debt comprises:

	December 31
	2004	2003
(in thousands)
Commercial paper	$129,940	$121,469
Facilities financing	—	100,000

Total short-term debt	$129,940	$221,469

     Long-term debt comprises:

	December 31
	2004	2003
(in thousands)
Convertible Senior Notes	$330,000	$—
Facilities financing	—	27,021
5.625% Municipal bonds	17,649	17,631

Total long-term debt	$347,649	$44,652

     In February 2004, the company issued $330 million of Convertible Senior Notes due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. The notes bear interest at a rate of 1.50 percent per annum with interest payable semi-annually on February 15 and August 15 of each year. On or after February 17, 2005, the notes are convertible into shares of the company’s common stock at a conversion rate of 17.875 shares per each $1,000 principal amount of notes at an initial conversion price of $55.94 per share, if (a) the closing price of the company’s common stock exceeds a specified trigger price for a specified period of time, (b) the company calls the notes for redemption or (c) upon the occurrence of specified corporate transactions. Additionally, conversion of the notes may occur only during the fiscal quarter immediately following the quarter in which the trigger price is achieved. Upon conversion, the company initially had the right to deliver, in lieu of common stock, cash or a combination of cash and shares of the company’s stock but, as discussed below, has subsequently irrevocably elected to pay the principal in cash. As of December 31, 2004, neither the conversion price nor trigger price had been achieved since the date of issue.

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

     In September 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“Issue 04-8”). Contingently convertible debt instruments (commonly referred to as Co-Cos) are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of the final consensus on Issue 04-8 by the EITF, the company applied a widely held interpretation that SFAS 128, “Earnings per Share,” allowed the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted EPS in instances where conversion depends on the achievement of a specified market price of the issuer’s shares.

     Issue 04-8 requires that these underlying common shares be included in the diluted EPS computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. However, principal amounts that must be settled entirely in cash may be excluded from the computations. On December 30, 2004, the company irrevocably elected to pay the principal amount of the convertible debentures in cash, and, therefore, there will be no dilutive

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

impact on EPS until the average stock price exceeds the conversion price of $55.94. Subsequent to December 31, 2004, the conversion price has been exceeded. If the company’s stock price is in excess of the conversion price as of March 31, 2005, the company will then use the treasury stock method of accounting for the excess of the market stock price over $55.94 in calculating diluted EPS. Upon conversion, any stock appreciation amount above the conversion price of $55.94 will be satisfied by the company through the issuance of common stock which thereafter will be included in calculating both basic and diluted EPS. Because the company has irrevocably elected to pay the principal amount of the debt in cash, previously reported diluted EPS for the first, second, and third quarters of 2004 will not change as a result of the consensus on Issue 04-8.

     Certain of the company’s engineering office facilities, located in Aliso Viejo, California and Calgary, Canada, were leased through arrangements involving variable interest entities. In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46-R). FIN 46-R provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

     The company’s engineering office facilities in Aliso Viejo, California (“Aliso Viejo”) and Calgary, Canada (“Calgary”) were leased through arrangements involving variable interest entities. Beginning in the first quarter of 2003, the company consolidated these entities in its financial statements as prescribed by FIN 46-R. At December 31, 2003, the effect of this consolidation resulted in an increase of $100 million and $27 million in reported short-term and long-term debt, respectively, and an increase in Property, Plant and Equipment of $107 million. None of the terms of the leasing arrangements or the company’s obligations as a lessee were impacted by this change in accounting. The cumulative impact of the difference in earnings, amounting to a charge of $10.4 million net of tax, relating to prior years was reported in the first quarter of 2003 as the cumulative effect of a change in accounting principle. The debt for these entities provided for interest only payments at interest rates based on a reference rate (LIBOR for the Aliso Viejo facility and Canadian banker’s acceptance for the Calgary facility) plus a margin. Maturity on the debt coincided with the term of the leases. Rent payments were equal to the debt service on the underlying financing.

     During 2004, the company exercised its options to purchase both the Aliso Viejo ($100 million) and Calgary ($29 million) engineering and office facilities. These amounts are reported as repayments of facilities financing in the accompanying Consolidated Statement of Cash Flows.

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

     In December 2004, the company filed a “shelf” registration statement for the issuance of up to $500 million of any combination of debt securities or common stock, the proceeds from which could be used for debt retirement, the funding of working capital requirements or other corporate purposes. No securities have been issued under this filing.

Other Noncurrent Liabilities

     The company maintains appropriate levels of insurance for business risks. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities include $16 million and $35 million at December 31, 2004 and 2003, respectively, relating to these liabilities. For certain professional liability risks the company’s retention amount under its claims-made insurance policies does not include an accrual for claims

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

incurred but not reported because there is insufficient claims history or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.

     The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. At December 31, 2004 and 2003, $258 million and $236 million were accrued under these plans and included in noncurrent liabilities.

     At December 31, 2004 and 2003, $34 million and $28 million, respectively, were included in noncurrent liabilities relating to the minimum pension liability for a non-U.S. plan.

     As of December 31, 2004, the company has a remaining unexpended reserve of $0.9 million associated with its 1999 reorganization. That reserve relates to non-U.S. personnel costs and will be paid as follows: 2005 — $0.4 million; 2006 — $0.2 million; 2007 — $0.1 million; 2008 — $0.1 million; thereafter — $0.1 million.

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

     During the year ended December 31, 2004, the company issued no stock options or SARS as part of its executive incentive program. During the year ended December 31, 2003, the company issued 1,085,950 nonqualified stock options and 51,500 SARS with annual vesting of 25 percent. During the year ended December 31, 2002, the company issued 736,660 nonqualified stock options and 34,300 SARS with annual vesting of 25 percent.

     Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been attained as established by the Committee. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the company. Restricted stock granted under the plans totaled 671,050 shares, 1,079,813 shares and 245,110 shares in the years ended December 31, 2004, 2003 and 2002, respectively. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2004, 2003 and 2002 was $38, $29 and $30 per share, respectively. Recorded compensation cost, net of tax, for restricted stock plans totaled $10 million, $7 million and $4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     For purposes of calculating the proforma stock-based compensation expense as presented in the table on page F-12, the following weighted-average assumptions were used for new grants in 2003 and 2002. No new grants were made in 2004.

	December 31
	2003	2002

Expected option lives (years)	5	6
Risk-free interest rates	3.00%	3.25%
Expected dividend yield	2.21%	2.20%
Expected volatility	42.06%	45.50%

     The fair value of each option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The weighted-average fair value of options granted during the years ended December 31, 2003 and 2002 was $9 and $12 per share, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes stock option activity:

		Weighted Average
		Exercise Price
	Stock Options	Per Share

Outstanding at December 31, 2001	4,561,312	$31

Granted	736,660	30
Expired or canceled	(97,421)	37
Exercised	(627,896)	24

Outstanding at December 31, 2002	4,572,655	31

Granted	1,085,950	29
Expired or canceled	(111,177)	33
Exercised	(1,101,406)	26

Outstanding at December 31, 2003	4,446,022	32

Granted	—	—
Expired or canceled	(33,070)	38
Exercised	(2,010,998)	31

Outstanding at December 31, 2004	2,401,954	$33

Exercisable at:

December 31, 2004	1,986,761	$33
December 31, 2003	2,693,830	32
December 31, 2002	3,400,858	30

     At December 31, 2004, there are a maximum of 3,737,298 shares available for future grant. Available for grant includes shares which may be granted by the Committee under the company’s various stock plans, as either stock options, on a share-for-share basis, or restricted stock, on the basis of one share for each 1.75 available shares.

     At December 31, 2004, options outstanding have exercise prices between $17 and $45, with a weighted-average exercise price of $33 and a weighted-average remaining contractual life of 5.7 years. Of the options outstanding, 465,793 have exercise prices between $17 and $26, with a weighted-average exercise price of $25 and a weighted-average remaining contractual life of 4.5 years; all of these options are exercisable with a weighted-average exercise price of $25. The remaining 1,936,161 outstanding options have exercise prices between $27 and $45, with a weighted-average exercise price of $35 and a weighted-average remaining contractual life of 6.0 years; 1,520,968 of these options are exercisable with a weighted-average exercise price of $35.

Lease Obligations

     Net rental expense for continuing operations amounted to approximately $95 million, $90 million and $83 million in the years ended December 31, 2004, 2003 and 2002, respectively. The company’s lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The company’s obligations for minimum rentals under non-cancelable operating leases are as follows:

Year Ended December 31,
(in thousands)
2005	$29,309
2006	28,572
2007	23,945
2008	22,301
2009	19,896
Thereafter	$150,959

Contingencies and Commitments

     The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. The company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Clients have made claims arising from engineering and construction contracts against the company, and the company has made certain claims against clients for costs incurred in excess of the current contract provisions. Recognized claims against clients amounted to $105 million and $24 million at December 31, 2004 and 2003, respectively. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

     As of December 31, 2004, several matters on certain completed and in progress projects are in the dispute resolution process. The following discussion provides a background and current status of these matters:

Murrin Murrin

     On May 5, 2004, Fluor Australia and its client, Anaconda Nickel (“Anaconda”) entered into a settlement agreement resolving all disputes related to the Murrin Murrin Nickel Cobalt project located in Western Australia. Fluor Australia paid the equivalent of approximately US$120 million to end all remaining claims under both the first and second phases of arbitration, including any appeals. The payment had no material effect on the company’s consolidated financial position or results of operations as the amount, including defense costs, was funded by the company’s insurers.

In September 2002, the first phase of arbitration resulted in an amended award to Anaconda of approximately US$84.0 million and an award to Fluor Australia of approximately US$59.9 million for amounts owing from Anaconda under the contract. The company had previously recovered the first phase award plus substantially all defense costs incurred from available insurance.

Fluor Daniel International and Fluor Arabia Ltd. V. General Electric Company, et al
U.S.D.C., Southern District Court, New York

     In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded and a decision on entitlement is expected shortly and a decision on damages is expected later in 2005.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     In December 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. The lien action remains stayed pending completion of the arbitration of D/FD’s claims against DIG and DIG’s claims against D/FD. An arbitration panel has been appointed and the arbitration is scheduled to begin in October 2005.

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

     The GA joint venture is pursuing cost and schedule relief through arbitration proceedings for the following three issues:

•	modifications and extra work arising from differing site soil conditions,

•	costs arising from the site labor agreement for 2000 called “Acta Convenio” and

•	events in Venezuela in early 2003, including a national strike and other force majeure incidents.

     Arbitration proceedings were commenced by GA in late 2001. The site soil conditions issue was the subject of arbitration hearings in November 2002. There are no monetary cross-claims by PA in the arbitration. The amount of the claim for site soil conditions of $159 million includes the direct costs as well as significant delay-related and indirect costs. In April 2004, the arbitration panel awarded GA $36 million for direct cost of the site soil conditions remediation work, virtually all of the amounts sought by GA for this issue. The client had previously conditionally accepted responsibility relating to the soil conditions matter and $28 million had been paid. The balance of the award amount was received in April 2004. The award confirmed GA’s methodology for computing the amount of all change orders arising under the contract. In addition, the award also granted GA approximately 14 weeks of schedule relief. The delay and indirect costs were the subject of hearings in June 2004 and a decision is expected shortly.

     The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were held in April 2003 and a decision on this issue is also expected shortly. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter.

     In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the national strike in Venezuela. A change order relating to the national strike in the approximate amount of $340 million was submitted by GA. This action was followed by the filing of an arbitration claim relating to this issue in January 2004. Hearings on this issue are now scheduled for March and April 2005. Other force majeure incidents occurring prior to the national strike also were the subject of arbitration hearings in October 2003.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Incurred costs associated with delay and indirect costs related to the soil conditions, Acta Convenio, the national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of December 31, 2004, incurred costs amounting to $249.7 million have been deferred. Subcontractor close-outs will result in additional costs as contracts are settled. The company believes that schedule relief awarded in connection with the direct costs of the site soil conditions, along with other delay days requested on the other issues, will be sufficient to avoid the imposition of liquidated damages. If costs relating to Acta Convenio, soil conditions, the national strike or other claims are determined to be not recoverable or liquidated damages are assessed, the company could face materially reduced profits or losses on this project, along with lower levels of cash and additional borrowings.

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

Securities Class Action Litigation
U.S.D.C., Central District, Southern Division, California

     Plaintiffs in this action are alleging that certain Fluor officers and directors violated the Securities Exchange Act of 1934 by providing false or misleading statements about the company’s business and prospects. These complaints purport to be class action complaints brought on behalf of purchasers of the company’s stock during the period from May 22, 1996 through February 18, 1997. The company’s initial motion to dismiss the action was granted by the court with leave to amend. The plaintiffs filed their amended complaint and the company moved the court to dismiss the new amended complaint. The Court granted the company’s motion and dismissed plaintiff’s action without leave to amend on July 10, 2002. Plaintiffs appealed the dismissal and the Ninth Circuit Court of Appeals has remanded the motion to the trial court with instructions to allow plaintiff an additional chance to plead additional claims. During the first quarter of 2005 the company, its insurer and the plaintiffs have reached an agreement in principal to settle this proceeding. If and when the settlement is consummated, it will have no material effect on the company since substantially all the settlement proceeds will be provided by the company’s insurer.

     None of the dispute resolution or litigation matters are expected to have a material effect on consolidated financial position or results of operations.

Guarantees

     In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. The amount of guarantees outstanding measured on this basis totals $1.8 billion as of December 31, 2004. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.

     Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of December 31, 2004, the company had extended financial guarantees on behalf of certain clients and other unrelated third parties totaling approximately $4 million. A financial guarantee for $7 million of pollution control bonds related to zinc operations that were sold in 1987 has been recognized at the full amount of the underlying obligation. The obligation was recognized by a charge to earnings in 2002 due to the obligor’s bankruptcy filing and inability to meet the current obligation on the bonds without financial assistance from the company.

Other Matters

     In 2001, the company issued a warrant for the purchase of 460,000 shares at $36.06 per share of the company’s common stock to a partner in the company’s e-commerce procurement venture. Any compensation realized by the holder through exercise of the warrant will offset any royalties otherwise payable under a five-year cooperation and services agreement.

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

Operations by Business Segment and Geographical Area

     The company provides professional services on a global basis in the fields of engineering, procurement, construction and maintenance. Operations are organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides engineering and construction professional services for upstream oil and gas production, downstream refining, and certain petrochemicals markets. The Industrial & Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, microelectronics, chemicals, telecommunications and transportation projects and other facilities. The Government segment provides project management, engineering, construction, and contingency response services to the United States government. The percentages of the company’s consolidated revenue from the United States government, which represents a significant customer, were 24 percent, 19 percent and 10 percent, respectively, during the three years ended December 31, 2004. The Global Services segment includes operations and maintenance, equipment and temporary staffing services and the company’s global sourcing and procurement services business. The Power segment provides professional services to engineer, construct and maintain power generation facilities. Through the second quarter of 2004, services provided by the Power segment were primarily conducted through two jointly owned groups; Duke/Fluor Daniel, 50 percent owned partnerships with Duke Energy, and ICA Fluor Daniel (“ICA Fluor”), 49 percent jointly owned companies with Grupo ICA, a Mexican company. As the result of a shift in the markets served by and the types of projects awarded to ICA Fluor, commencing in the third quarter of 2004, its operating results and assets are included in the Oil & Gas segment. Prior periods have not been restated for the change in segment classification of ICA Fluor.

     In July 2003, the company jointly announced with Duke Energy Corporation the decision to terminate the Duke/Fluor Daniel partnership relationship as a result of the significant decline in the construction of new power plants. The dissolution is not expected to have a material impact on results of operations or financial position of the company. The dissolution is in

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

progress and is expected to be completed in 2005 as remaining project activities are concluded. The company will continue to identify and pursue power generation opportunities and future projects will be performed 100 percent by Fluor.

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

     The Global Services segment provides a variety of services including: equipment services and outsourcing for construction and industrial needs; repair, renovation, replacement, predictive and preventative services for commercial and industrial facilities; and productivity consulting services and maintenance management to the manufacturing and process industries. In addition, Global Services provides temporary staffing specializing in technical, professional and administrative personnel for projects in all segments.

     The Government segment provides project management services to the United States government, particularly to the Department of Energy. The segment has recognized unbilled fees totaling $91.1 million related to the Fernald project. The project has moved into the closeout stage and contract terms provide that a portion of the earned fees will not be billed until project completion in 2007. Deferred fees recognized in revenue in 2004, 2003 and 2002 were $36.8 million, $21.9 million and $6.0 million, respectively.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating Information by Segment

	Year Ended December 31
	2004	2003	2002
(in millions)
External revenues
Oil & Gas	$3,207	$2,647	$3,482
Industrial & Infrastructure	2,296	2,598	2,400
Government	2,271	1,694	952
Global Services	1,280	1,108	961
Power	326	759	2,164

Total external revenue	$9,380	$8,806	$9,959

Operating profit
Oil & Gas	$154	$121	$129
Industrial & Infrastructure	69	63	55
Government	83	48	30
Global Services	100	97	93
Power	14	77	107

Total operating profit	$420	$406	$414

Depreciation and amortization
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	—	—	—
Government	2	1	—
Global Services	42	40	40
Power	—	—	—
Corporate and other	43	39	38

Total depreciation and amortization	$87	$80	$78

Total assets *
Oil & Gas	$665	$508	$331
Industrial & Infrastructure	548	444	469
Government	654	475	128
Global Services	463	384	318
Power	61	104	116
Corporate and other	1,579	1,526	1,730

Total assets *	$3,970	$3,441	$3,092

Capital expenditures
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	—	—	—
Government	—	—	—
Global Services	81	57	46
Power	—	—	—
Corporate and other	23	22	17

Total capital expenditures	$104	$79	$63

*	Continuing operations only

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reconciliation of Segment Information to Consolidated Amounts

	Year Ended December 31
	2004	2003	2002
(in millions)
Continuing Operations
Total segment operating profit	$420	$406	$414
Corporate administrative and general expense	143	141	160
Interest (income) expense, net	(4)	(3)	(7)

Earnings from continuing operations before taxes	$281	$268	$261

Non-Operating (Income) and Expense

     The following table summarizes non-operating (income) and expense items reported in corporate administrative and general expense:

	Year Ended December 31
	2004	2003	2002
(in millions)
Guarantee obligation	$—	$—	$14
Enterprise resource management system reevaluation charges	—	—	13
Investment impairment	—	—	9
Gain from insurance company demutualization	—	—	(15)
Gains from sales of portfolio properties	(7)	—	—
Gain from disposal of residual property interest	(6)	—	—
Other, net	4	(1)	3

Total	$(9)	$(1)	$24

Enterprise-Wide Disclosures

	Revenues from Continuing Operations			Total Assets
	Year Ended December 31			At December 31
	2004	2003	2002	2004	2003
(in millions)
United States*	$5,454	$5,473	$6,515	$2,087	$1,978
Canada	590	560	1,620	179	159
Asia Pacific (includes Australia)	315	333	226	259	114
Europe	1,737	1,001	810	707	522
Central and South America	897	1,069	546	589	576
Middle East and Africa	387	370	242	149	92

	$9,380	$8,806	$9,959	$3,970	$3,441

*	Includes export revenues to unaffiliated customers of $1.2 billion, $0.6 billion and $0.8 billion in the years ended December 31, 2004, 2003 and 2002, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Quarterly Financial Data (Unaudited)

     The following is a summary of the quarterly results of operations:

	First	Second	Third	Fourth
	Quarter (1)	Quarter	Quarter (2), (3)	Quarter (4)
(in thousands, except per share amounts)
Year ended December 31, 2004
Revenues	$2,063,254	$2,214,450	$2,362,670	$2,739,903
Cost of revenues	1,964,433	2,114,767	2,257,972	2,623,064
Earnings before taxes	70,264	67,353	72,885	70,656
Net earnings	46,726	44,790	47,262	47,917
Earnings per share
Basic	0.58	0.55	0.58	0.58
Diluted	0.57	0.54	0.57	0.57

Year ended December 31, 2003
Revenues	$2,076,959	$2,243,400	$2,120,815	$2,364,529
Cost of revenues	1,980,261	2,146,339	2,023,254	2,249,623
Earnings from continuing operations before taxes	60,648	66,087	65,072	76,174
Earnings from continuing operations	40,925	42,986	44,124	51,420
Cumulative effect of change in accounting principle	(10,389)	—	—	—
Net earnings	16,912	44,994	44,124	51,420
Basic earnings (loss) per share
Continuing operations	0.52	0.54	0.55	0.64
Discontinued operations	(0.17)	0.02	—	—
Cumulative effect of change in accounting principle	(0.13)	—	—	—
Net earnings	0.22	0.56	0.55	0.64
Diluted earnings (loss) per share
Continuing operations	0.51	0.54	0.55	0.63
Discontinued operations	(0.17)	0.02	—	—
Cumulative effect of change in accounting principle	(0.13)	—	—	—
Net earnings	0.21	0.56	0.55	0.63

(1)	In the first quarter of 2004, $7.9 million of pretax gains from sales of excess portfolio real estate properties were recorded.

(2)	Cost of revenues for the third quarter of 2004 has been reduced by $9.2 million to reclassify certain accrual adjustments that were previously reported as corporate administrative and general expense. This reclassification increased previously reported segment operating profit in the following amounts: Oil & Gas, $4.4 million; Industrial & Infrastructure, $3.5 million; and Global Services, $1.3 million.

(3)	The third quarter of 2004 includes a $5.5 million pretax gain from disposal of a residual property interest.

(4)	In the fourth quarter of 2004, an aggregate of $8.5 million in pretax charges were recorded for incentive compensation which were partially offset by a positive adjustment to pension expense.

FLUOR CORPORATION

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant(1)

3.2	Amended and Restated Bylaws of the registrant*

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004(2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company)(3)

10.2	Tax Sharing Agreement between the Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann(1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens(8)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan(5)

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors(6)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002(7)

10.8	Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002(8)

10.9	Directors’ Life Insurance Summary(1)

10.10	Fluor Executives’ Supplemental Benefit Plan(1)

10.11	Fluor Corporation Retirement Plan for Outside Directors(1)

10.12	Executive Severance Plan(10)

10.13	2001 Key Employee Performance Incentive Plan(7)

10.14	2001 Fluor Stock Appreciation Rights Plan(7)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan(8)

10.16	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan(11)

10.17	Code of Ethics and Business Conduct, as amended and restated(9)

10.18	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert(9)

10.19	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (10)

21	Subsidiaries of the registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer of Fluor Corporation pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Exhibit	Description
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s repost on Form 10-Q filed on August 9, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.