Form 10-K/A
period 2004-12-31
FLUOR CORP
filed 2005-03-07
CIK 1124198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-16129

FLUOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	33-0927079 (I.R.S. Employer Identification Number)

One Enterprise Drive, Aliso Viejo, California (Address of principal executive offices)	92656 (Zip Code)

(949) 349-2000
(Registrant’s telephone number, including area code)

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $.01 par value	New York Stock Exchange

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

EXPLANATORY NOTE
SIGNATURES
EXHIBIT INDEX
EXHIBIT 23

EXPLANATORY NOTE

     This Form 10-K/A is being filed solely to attach a revised version of the Consent of Independent Registered Public Accounting Firm attached as Exhibit 23 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 4, 2005. The changes to the Consent of Independent Registered Public Accounting Firm have been made by Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm. No other changes are being made by means of this filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	*
D. Michael Steuert,
Senior Vice President and Chief Financial Officer

March 7, 2005

*	The undersigned does hereby sign this Form 10-K/A on behalf of the above-indicated officer of Fluor Corporation pursuant to a power of attorney executed by such officer.

/s/ Eric P. Helm
Eric P. Helm
Attorney-in-Fact

EXHIBIT INDEX

     The following exhibit is filed as part of this report on Form 10-K/A:

Exhibit	Description
23	Consent of Independent Registered Public Accounting Firm