Form 10-Q
period 2005-03-31
FLUOR CORP
filed 2005-05-05
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of April 30, 2005, there were 86,584,542 shares of common stock outstanding.

FLUOR CORPORATION

FORM 10-Q

March 31, 2005

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Three Months Ended March 31, 2005 and 2004

UNAUDITED

$ in thousands, except per share amounts	2005	2004

REVENUES	$2,859,767	$2,063,254

COSTS AND EXPENSES
Cost of revenues	2,741,199	1,964,433
Corporate administrative and general expense	38,109	27,798
Interest expense	4,819	4,468
Interest income	(4,949)	(3,709)

Total Costs and Expenses	2,779,178	1,992,990

EARNINGS BEFORE TAXES	80,589	70,264
INCOME TAX EXPENSE	33,196	23,538

NET EARNINGS	$47,393	$46,726

EARNINGS PER SHARE
BASIC	$0.57	$0.58

DILUTED	$0.56	$0.57

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	83,698	80,918

DILUTED	84,934	82,149

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See Accompanying Notes

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2005 and December 31, 2004

UNAUDITED

	March 31,	December 31,
$ in thousands, except share amounts	2005	2004 *

ASSETS

Current assets
Cash and cash equivalents	$643,050	$604,517
Accounts and notes receivable	786,350	761,179
Contract work in progress	1,237,856	1,076,687
Deferred taxes	125,082	127,851
Other current assets	150,741	153,080

Total current assets	2,943,079	2,723,314

Property, plant and equipment (net of accumulated depreciation of $425,529 and $409,294, respectively)	516,921	527,808
Investments and goodwill	175,982	162,225
Deferred taxes	41,600	31,691
Pension assets	177,121	187,455
Other	353,030	337,064

	$4,207,733	$3,969,557

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$785,258	$722,910
Short-term debt	119,905	129,940
Advance billings on contracts	497,801	389,895
Accrued salaries, wages and benefits	316,089	308,907
Other accrued liabilities	204,164	212,329

Total current liabilities	1,923,217	1,763,981

Long-term debt due after one year	347,654	347,649
Noncurrent liabilities	506,316	522,135

Contingencies and commitments

Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common – authorized 150,000,000 shares ($0.01 par value); issued and outstanding – 86,552,381 and 84,538,107 shares, respectively	866	845
Additional capital	605,057	507,133
Unamortized executive stock plan expense	(54,158)	(33,757)
Accumulated other comprehensive income (loss)	(13,489)	2,970
Retained earnings	892,270	858,601

Total shareholders’ equity	1,430,546	1,335,792

	$4,207,733	$3,969,557

*	Amounts at December 31, 2004 have been derived from audited financial statements.

See Accompanying Notes

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004

UNAUDITED

$ in thousands	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$47,393	$46,726
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	23,176	22,204
Amortization of intangibles	540	666
Restricted stock amortization	4,765	3,913
Taxes paid on vested restricted stock	(8,143)	(4,694)
Deferred taxes	(2,886)	9,622
Stock option tax benefit	8,134	1,944
Retirement plan accrual, net of contributions	4,123	9,484
Unbilled fees receivable	(18,844)	(5,535)
Changes in operating assets and liabilities, excluding effects of business acquisitions	(13,820)	(127,900)
Gain on sale of real estate	—	(7,663)
Equity in (earnings) loss of investees	(2,226)	1,029
Other, net	(5,277)	5,068

Cash provided (utilized) by operating activities	36,935	(45,136)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(33,244)	(19,321)
Acquisitions, net	—	(33,000)
Proceeds from sale of real estate	—	38,381
Proceeds from disposal of property, plant and equipment	5,403	5,551
Other, net	(3,677)	(2,270)

Cash utilized by investing activities	(31,518)	(10,659)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debt	—	330,000
Debt issuance costs	—	(6,929)
Repayment of facilities financing	—	(100,000)
Decrease in short-term borrowings	(10,035)	(121,469)
Net proceeds from issuance of common stock	41,820	—
Stock options exercised	31,001	11,857
Cash dividends paid	(13,724)	(13,283)
Other, net	(157)	(262)

Cash provided by financing activities	48,905	99,914

Effect of exchange rate changes on cash	(15,789)	5,625

Increase in cash and cash equivalents	38,533	49,744

Cash and cash equivalents at beginning of period	604,517	496,502

Cash and cash equivalents at end of period	$643,050	$546,246

See Accompanying Notes

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)	The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2004 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals including certain contract loss provisions during the quarter ended March 31, 2005) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at March 31, 2005 and its consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004.

Certain 2004 amounts have been reclassified to conform with the 2005 presentation.

(2)	The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	March 31
$ in thousands	2005	2004

Net earnings	$47,393	$46,726
Foreign currency translation adjustment	(16,459)	960

Comprehensive income	$30,934	$47,686

(3)	The effective tax rate on the company’s operations for the three months ended March 31, 2005 was 41.2 percent compared with 33.5 percent in the 2004 comparison period. The increase is attributable to international embassy contract provisions recorded in the 2005 period. Such foreign losses reduce the company’s ability to absorb excess foreign taxes incurred in high tax jurisdictions.

(4)	Cash paid for interest was $5.5 million and $4.8 million for the three months ended March 31, 2005 and 2004, respectively. Income tax payments, net of receipts, were $24.9 million and $11.1 million during the three-month periods ended March 31, 2005 and 2004, respectively.

(5)	The company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”), as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. All unvested options outstanding under the company’s option plans have grant prices equal to the market price of the company’s stock on the date of grant. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the company’s stock at the end of the period.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123-R, “Share-Based Payment” (SFAS 123-R), which is a revision of SFAS 123. SFAS 123-R supersedes APB 25 and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The provisions of SFAS 123-R apply to awards granted after the required effective date of the statement, which is no later than January 1, 2006 for the company, with early adoption permitted in periods for which financial statements have not yet been issued. Initial application to existing unvested awards may be based on either a modified prospective method or a modified retrospective method. The method of application selected by the company will determine which, if any, previously reported operating results will be restated. The company will adopt SFAS 123-R on January 1, 2006. Based on unvested options outstanding at March 31, 2005, the adoption of SFAS 123-R’s fair value method will not have a material impact on results of operations and will have no impact on overall financial position.

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

	Three Months Ended
	March 31
$ in thousands, except per share amounts	2005	2004

Net earnings
As reported	$47,393	$46,726
Stock-based employee compensation expense, net of tax	(919)	(1,342)

Pro forma	$46,474	$45,384

Basic net earnings per share
As reported	$0.57	$0.58

Pro forma	$0.56	$0.56

Diluted net earnings per share
As reported	$0.56	$0.57

Pro forma	$0.55	$0.55

(6)	Operations are organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides engineering and construction professional services for upstream oil and gas production, downstream refining, chemicals and petrochemicals markets. The Industrial & Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, microelectronics, telecommunications and transportation projects and other facilities. The Government segment provides project management, engineering, construction, and contingency response services to the United States government, which represents a significant customer. The Global Services segment includes operations and maintenance, equipment and temporary staffing services and the company’s

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

global procurement services business. The Power segment provides professional services to engineer, construct and maintain power generation facilities.

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

In the first quarter of 2005, the company realigned its chemicals business line, which had been part of the Industrial & Infrastructure segment, under the Oil & Gas segment. This change was made to better match the needs for the large number of petrochemical projects anticipated over the next few years with the Oil & Gas segment’s project support infrastructure. All prior periods have been restated to reflect this change.

Operating information by segment is as follows for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31
External Revenue ($ in millions)	2005	2004

Oil & Gas	$1,183.9	$618.9
Industrial & Infrastructure	670.3	461.8
Government	561.1	577.6
Global Services	365.4	314.1
Power	79.1	90.9

Total external revenue	$2,859.8	$2,063.3

	Three Months Ended
	March 31
Operating Profit ($ in millions)	2005	2004

Oil & Gas	$54.3	$28.2
Industrial & Infrastructure	20.8	9.1
Government	9.1	27.5
Global Services	31.3	20.1
Power	3.1	14.0

Total operating profit	$118.6	$98.9

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

A reconciliation of the segment information to consolidated amounts for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31
$ in millions	2005	2004

Total segment operating profit	$118.6	$98.9
Corporate administrative and general expense	38.1	27.8
Interest (income) expense, net	(0.1)	0.8

Earnings before taxes	$80.6	$70.3

     The following table summarizes non-operating (income) and expense items reported in corporate administrative and general expense:

	Three Months Ended
	March 31
$ in millions	2005	2004

Gains from sales of portfolio properties	$—	$(7.7)
Other, net	1.7	2.4

Total	$1.7	$(5.3)

Total assets for the Oil & Gas segment at March 31, 2005 were $791.0 million compared with $731.2 million at December 31, 2004. The current year increase is principally the result of the substantial increase in working capital that supports project activities. Total assets for the Power segment at March 31, 2005 were $84.3 million compared with $61.1 million at December 31, 2004. This increase resulted from costs incurred on project execution of recent new awards. Total assets for the Government segment increased to $691.7 million at March 31, 2005 from $654.3 million at December 31, 2004. This increase includes $19 million of unbilled fees that will be billed upon project completion in late 2006.

(7)	In December 2004, the company filed a “shelf” registration statement for the issuance of up to $500 million of any combination of debt securities or common stock, the proceeds from which could be used for debt retirement, the funding of working capital requirements or other corporate purposes. The company has entered into a distribution agreement for up to 2,000,000 shares of common stock. During the quarter ended March 31, 2005, the company sold 758,367 shares under this distribution agreement, realizing net proceeds of $41.8 million.

(8)	Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended
	March 31
$ in thousands	2005	2004

Service cost	$9,127	$8,897
Interest cost	11,033	9,987
Expected return on assets	(13,455)	(12,046)
Amortization of transition asset	3	(120)
Amortization of prior service cost	(28)	(27)
Recognized net actuarial loss	4,404	4,421

Net periodic pension expense	$11,084	$11,112

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

The company currently expects to fund approximately $35 million to $70 million during 2005 compared with $30 million funded in 2004. During the three months ended March 31, 2005, contributions of approximately $7 million were made to the company’s non-U.S. defined benefit pension plans.

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended
	March 31
$ in thousands	2005	2004

Service cost	$—	$—
Interest cost	400	484
Expected return on assets	—	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	225	231

Net periodic postretirement benefit cost	$625	$715

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(9)	The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. The company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Clients have made claims arising from engineering and construction contracts against the company, and the company has made claims against clients for costs incurred in excess of the current contract provisions. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $128 million and $105 million at March 31, 2005 and December 31, 2004, respectively. The company does not expect that failure to realize claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

Securities Class Action Litigation U.S.D.C., Central District, Southern Division, California

The company has reached an agreement to settle an action without any admission of company liability in which the plaintiffs alleged that certain Fluor officers and directors violated the Securities Exchange Act of 1934 by providing false or misleading statements about the company’s business and prospects. These complaints purported to be class action complaints brought on behalf of purchasers of the company’s stock during the period from May 22, 1996 through February 18, 1997. The company’s initial motion to dismiss the action was granted by the court with leave to amend. The plaintiffs filed their amended complaint and the company moved the court to dismiss the new amended complaint. The Court granted the company’s motion and dismissed plaintiff’s action without leave to amend on July 10, 2002. Plaintiffs appealed the dismissal and the Ninth Circuit Court of Appeals remanded the motion to the trial court with instructions to allow plaintiff an additional chance to plead additional claims. During the first quarter of 2005 the company, its insurer and the plaintiffs reached an agreement to settle this proceeding for $18 million without any admission of company liability, of which $16 million was paid by the company’s insurers. The remaining $2 million had been previously provided, and therefore, did not affect operating results for the first quarter of 2005. A hearing to confirm the settlement has been scheduled for June 27, 2005.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

As of March 31, 2005, several matters relating to completed and in-progress projects are in the dispute resolution process. The following discussion provides a background and current status of certain of these matters:

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded. In January 2005 the arbitration panel indicated that it would be rendering its decision in two phases; the first to be a decision on entitlement and second, a decision on damages. On May 4, 2005 the arbitration panel issued a partial award on entitlement issues which confirmed Fluor’s entitlement to recovery of certain of its claims for costs incurred in construction of the plant. A decision determining the amount recoverable is expected later in 2005.

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

In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the national strike in Venezuela. A change order relating to the national strike in the approximate amount of $340 million was submitted by GA. This action was followed by the filing of an arbitration claim relating to this issue in January 2004. Hearings on this issue are now tentatively scheduled for August and October 2005. Other force majeure incidents occurring prior to the national strike also were the subject of arbitration hearings in October 2003.

Incurred costs associated with delay and indirect costs related to the soil conditions, Acta Convenio, the national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of March 31, 2005, incurred costs amounting to $263 million have been deferred. Additional costs will be incurred as subcontractor close-outs are settled and remaining contract completion activities are concluded. The company believes that schedule relief awarded in connection with the direct costs of the site soil conditions, along with other delay days requested on the other issues, will be sufficient to avoid the imposition of liquidated damages. If costs relating to Acta Convenio, soil conditions, the national strike or other claims are determined to be not recoverable or liquidated damages are assessed, the company could face materially reduced profits or losses on this project, along with lower levels of cash and additional borrowings.

London Connect Project

The company filed for arbitration proceedings in February 2005 in connection with its London Connect Project, a $500 million lump sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system. The company is seeking relief through arbitration proceedings for two issues. The first is the overall delay and disruption related to the contract, which has hearings scheduled to commence in May 2006. The second is for scope disputes concerning the enabling of the various train stock to accept the new telecommunications network equipment. The company has not received a procedural order indicating when hearings will begin on the second issue. Claims are being recognized as costs are incurred in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.”

(10)	In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED

by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. As of March 31, 2005, no material changes to financial or performance assurances to clients had occurred since the filing of the company’s December 31, 2004 annual report on Form 10-K.

The company has a joint venture arrangement that will design, build, finance and maintain an aircraft refueling facility at a United States Air Force base in Qatar for the Defense Energy Support Center, an agency of the Department of Defense. The company has a 27.5 percent interest in the joint venture company. On April 29, 2005, the joint venture entered into an agreement for project financing which includes a joint and several project completion guarantee by the members of the joint venture. The maximum potential amount of future payments that could be required under the guarantee is $76.5 million, the maximum principal amount available under the financing arrangement, plus any accrued interest.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of March 31, 2005, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2004 annual report on Form 10-K.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the company’s December 31, 2004 annual report on Form 10-K. For purposes of reviewing this document, “operating profit” is calculated as revenues less cost of revenues.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected revenues and earnings levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature. These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

•	Changes in global business, economic (including currency risk), political and social conditions;

•	The company’s failure to receive anticipated new contract awards and the related impacts on staffing levels and costs;

•	Customer cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time;

•	The cyclical nature of many of the markets the company serves and its vulnerability to downturns;

•	Difficulties or delays incurred in the execution of construction contracts, including performance by our joint venture partners, resulting in cost overruns or liabilities;

•	Failure to meet timely completion or performance standards could result in higher costs and reduced profits or, in some cases losses on projects;

•	A failure to obtain favorable results in existing or future litigation or dispute resolution proceedings;

•	Customer delays or defaults in making payments;

•	The potential impact of certain tax matters including, but not limited to, those resulting from the company’s reverse spin-off transaction consummated November 30, 2000 involving Massey Energy Company;

•	Possible limitations of bonding capacity;

•	Restrictions imposed by credit facilities;

•	Limitations on cash transfers from subsidiaries may restrict the company’s ability to satisfy financial obligations, or to pay interest or principal when due on outstanding debt;

•	Competition in the global engineering, procurement and construction industry;

•	The company’s ability to identify and successfully integrate acquisitions;

•	The impact of past and future environmental, health and safety regulations; and

•	Restrictions on possible transactions imposed by Delaware law.

While most risks affect only future costs or revenues anticipated by the company, some risks may relate to accruals that have already been reflected in earnings. The company’s failure to receive payments of accrued amounts or if liabilities are incurred in excess of amounts previously recognized, a charge against future earnings could result.

Additional information concerning these and other factors can be found in our press releases as well as our periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1. Business-Company Risk Factors” in the company’s Form 10-K filed March 4, 2005. These filings are available publicly on the SEC’s website at http://www.sec.gov, on Fluor’s website at http://investor.fluor.com or upon request from Fluor’s Investor Relations Department: (949) 349-3909. The company disclaims any intent or obligation to update its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net earnings in the three months ended March 31, 2005 were $47.4 million or $0.56 per diluted share. These results compare with net earnings of $46.7 million or $0.57 per diluted share for the corresponding period of 2004. The results in 2004 included an after-tax gain of $5.1 million ($0.06 per diluted share) from the sale of two real estate assets.

Revenues for the three months ended March 31, 2005 were $2.9 billion compared with $2.1 billion for the 2004 comparison period. The current year increase was primarily in the Oil & Gas and Industrial & Infrastructure segments, reflecting the work performed on the higher level of new awards received over the last two years.

Consolidated new awards for the three months ended March 31, 2005 were $3.4 billion compared with $3.1 billion in the comparable 2004 period. The Oil & Gas and Global Services segments had significant increases in new awards, partially offset by lower new awards in the Industrial & Infrastructure segment.

Consolidated backlog at March 31, 2005 increased 30 percent to $15.4 billion from $11.9 billion at March 31, 2004. Approximately 80 percent of consolidated new awards for the three months ended March 31, 2005 were for projects located outside of the United States. As of March 31, 2005, approximately 67 percent of consolidated backlog relates to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward. Based on the strength of first quarter revenues, the company has reevaluated the amount of 2005 work performed that is expected to be derived from beginning backlog of $14.8 billion and now expects to perform approximately 60 percent of that backlog in 2005.

OIL & GAS

Revenues and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2005	2004

Revenues	$1,183.9	$618.9
Operating profit	54.3	28.2

Commencing in the third quarter of 2004, as the result of a shift in the markets served by and the types of projects awarded to ICA Fluor Daniel (“ICA Fluor”), its operating results, new awards and backlog are included in the Oil & Gas segment. ICA Fluor was previously included in the Power segment. Prior periods have not been restated for the change in segment classification of ICA Fluor.

In the first quarter of 2005, the chemicals business, which had previously been part of the Industrial & Infrastructure segment, was realigned under the Oil & Gas segment. This change was made to better match the needs for the large number of petrochemical projects anticipated over the next few years with the Oil & Gas segment’s project support infrastructure. All prior periods have been restated to reflect this change.

Revenues increased by 91 percent during 2005 due to the continued increase in global activities that has been experienced over the past two years. The operating profit margin has remained consistent at 4.6 percent.

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

In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the national strike in Venezuela. A change order relating to the national strike in the approximate amount of $340 million was submitted by GA. This action was followed by the filing of an arbitration claim relating to this issue in January 2004. Hearings on this issue are now tentatively scheduled for August and October 2005. Other force majeure incidents occurring prior to the national strike also were the subject of arbitration hearings in October 2003.

Incurred costs associated with delay and indirect costs related to the soil conditions, Acta Convenio, the national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of March 31, 2005, incurred costs amounting to $263 million have been deferred. Additional costs will be incurred as subcontractor close-outs are settled and remaining contract completion activities are concluded. The company believes that schedule relief awarded in connection with the direct costs of the site soil conditions, along with other delay days requested on the other issues, will be sufficient to avoid the imposition of liquidated damages. If costs relating to Acta Convenio, soil conditions, the national strike or other claims are determined to be not recoverable or liquidated damages are assessed, the company could face materially reduced profits or losses on this project, along with lower levels of cash and additional borrowings.

Total assets for the Oil & Gas segment at March 31, 2005 were $791.0 million compared with $731.2 million at December 31, 2004. The current year increase is primarily the result of the substantial increase in working capital that supports project activities.

New awards for the three months ended March 31, 2005 were $1.5 billion compared with $1.1 billion in the comparable period of 2004. Significant new awards in 2005 included an oil processing facility in Canada and a petrochemical complex in Kuwait.

Backlog at March 31, 2005 increased 26 percent to $5.9 billion compared with $4.7 billion at March 31, 2004, reflecting the continued strength of new awards.

INDUSTRIAL & INFRASTRUCTURE

Revenues and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2005	2004

Revenues	$670.3	$461.8
Operating profit	20.8	9.1

In the first quarter of 2005, the chemicals business, which had previously been part of the Industrial & Infrastructure segment, was realigned under the Oil & Gas segment. This change was made to better match the needs for the large number of petrochemical projects anticipated over the next few years with the Oil & Gas segment’s project support infrastructure. All prior periods have been restated to reflect this change.

Revenues for the three months ended March 31, 2005 increased 45 percent compared with the same period in 2004. This improvement resulted primarily from increased activity on mining projects during the current year.

Operating profit margin in the three months ended March 31, 2005 was 3.1 percent compared with 2.0 percent in the comparable period of the prior year. The 2005 increase has resulted from the substantial increase in revenue combined with a fairly constant level of overhead cost, partly offset by charges totaling approximately $10 million, primarily arising from three claim settlements.

New awards for the three months ended March 31, 2005 were $0.6 billion compared with an extremely strong $1.2 billion for the 2004 comparison period. Backlog increased to $4.9 billion at March 31, 2005 compared with $3.5 billion at March 31, 2004. The increase resulted from the substantial level of new awards over the past year, partially offset by the cancellation of a $282 million life sciences project in Puerto Rico.

GOVERNMENT

Revenues and operating profit for the Government segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2005	2004

Revenues	$561.1	$577.6
Operating profit	9.1	27.5

The modest decrease in revenues in the three months ended March 31, 2005 compared with the same period in the prior year was primarily the result of a decline in the level of work performed on projects in Iraq. Work performed in Iraq contributed approximately $141 million in revenue in the three months ended March 31, 2005 compared with $154 million in the comparable 2004 period.

The decline in operating profit during the current year includes the impact of provisions totaling $31 million recognized on four embassy projects which were adversely impacted by higher costs due to scope changes, unexpected execution problems and subcontractor difficulties. Total estimated cost overruns of $50 million on these projects were reduced by $19 million of recognized claim recoveries. Additional claim recoveries are currently being evaluated. The impact of the embassy provisions was partially offset by increased margin on the Fernald project. The segment has recognized unbilled fees totaling $110 million related to this project at March 31, 2005, including $19 million during the first quarter of 2005, compared with $6 million in the same period of 2004. Fees recognized in the 2005 period include the favorable impact of accelerated completion. These fees will be billed upon project completion in late 2006.

New awards of $0.4 billion in the three months ended March 31, 2005 were consistent with new awards in the 2004 comparison period.

Backlog at March 31, 2005 increased to $1.5 billion from $1.2 billion at the end of the first quarter last year.

GLOBAL SERVICES

Revenues and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2005	2004

Revenues	$365.4	$314.1
Operating profit	31.3	20.1

Revenue and operating profit increased 16 percent and 56 percent, respectively, in the first quarter of 2005 compared with the same period in 2004. The increases resulted from improved performance in all sectors, led by the operations and maintenance and equipment services sectors.

New awards and backlog for Global Services reflect operations and maintenance activities only. The equipment, temporary staffing and global procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. New awards for the three months ended March 31, 2005 were $754 million compared with $399 million for the 2004 comparison period, reflecting the addition of three significant new client sites. Backlog for Global Services at March 31, 2005 was $2.7 billion compared with $1.9 billion at March 31, 2004.

POWER

Revenues and operating profit for the Power segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2005	2004

Revenues	$79.1	$90.9
Operating profit	3.1	14.0

As the result of a shift in the markets served by and the types of projects awarded to ICA Fluor, commencing in the third quarter of 2004, its operating results, new awards and backlog are included in the Oil & Gas segment rather than the Power segment where it was previously reported.

The reduced revenues for 2005 reflect the impact of lower levels of project execution activity, which are in the relatively early stages, where profit recognition is generally lower. Operating margin in 2004 reflects performance on projects that were either completed or nearing completion where profit recognition is strongest. Operating profit in the first quarter of 2004 also benefited from the receipt of a settlement for a dispute relating to a project that was completed in 2002.

New project awards in the first quarter of 2005 were $82 million compared with $21 million in the prior year comparison period. Demand for new power generation has increased modestly in recent months following a downturn in power plant construction activity. Backlog at March 31, 2005 was $483 million compared with $549 million at March 31, 2004.

In July 2003, the company jointly announced with Duke Energy Corporation the decision to dissolve the Duke/Fluor Daniel partnership (“D/FD”) as a result of the significant decline in the construction of new power plants. The dissolution is not expected to have a material impact on results of operations or financial position of the company. The dissolution is in progress and is expected to be completed in 2005 as remaining project activities are concluded. The company has continued to identify and pursue power generation opportunities and future projects that will be performed 100 percent by Fluor.

OTHER

Corporate general and administrative expense for the three months ended March 31, 2005 was $38.1 million, reflecting a 37 percent increase compared with $27.8 million in the same period of 2004. This increase was the combined result of the impact of the $7.7 million pre-tax gain from the sale of two real estate assets which reduced 2004 results and higher overhead expenses in 2005 due to the timing of recognition of certain costs when compared with the same period in 2004.

During the first quarter of 2005, net interest income was $0.1 million, compared with $0.8 million net interest expense reported in the same period of 2004.

The effective tax rate on the company’s operations for the three months ended March 31, 2005 was 41.2 percent compared with 33.5 percent in the 2004 comparison period. The increase is attributable to the international embassy contract provisions discussed under Government above. Such foreign losses reduce the company’s ability to absorb excess foreign taxes incurred in high tax jurisdictions. The effective tax rate for the current year is projected to between 35 and 37 percent compared with 33.6 percent for 2004.

ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123-R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Upon adoption of SFAS 123-R, pro forma disclosure of the impact of share-based payments to employees is no longer permitted.

The provisions of SFAS 123-R apply to awards granted after the required effective date of the statement, which is no later than January 1, 2006 for the company, with early adoption permitted in periods for which financial statements have not yet been issued. Initial application to existing unvested awards may be based on either a modified prospective method or a modified retrospective method. The method of application selected by the company will determine which, if any, previously reported operating results will be restated. The company will adopt SFAS 123-R on January 1, 2006.

As permitted by SFAS 123, the company currently accounts for share-based payments to employees using the intrinsic value method pursuant to APB 25 and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123-R’s fair value method will have an impact on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123-R will not be material based on unvested options outstanding at March 31, 2005. Had SFAS 123-R been adopted in prior periods, the impact would be as presented in the disclosure of pro forma earnings and earnings per share in Note 5 in the Condensed Consolidated Financial Statements. SFAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement will generally impact cash provided or utilized by operating activities with equal offset in cash flows from financing activities in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $8.1 million and $1.9 million in the first quarter of 2005 and 2004, respectively.

LITIGATION

Securities Class Action Litigation
U.S.D.C., Central District, Southern Division, California

The company has reached an agreement to settle an action without any admission of company liability in which the plaintiffs alleged that certain Fluor officers and directors violated the Securities Exchange Act of 1934 by providing false or misleading statements about the company’s business and prospects. These complaints purported to be class action complaints brought on behalf of purchasers of the company’s stock during the period from May 22, 1996 through February 18, 1997. The company’s initial motion to dismiss the action was granted by the court with leave to amend. The plaintiffs filed their amended complaint and the company moved the court to dismiss the new amended complaint. The Court granted the company’s motion and dismissed plaintiff’s action without leave to amend on July 10, 2002. Plaintiffs appealed the dismissal and the Ninth Circuit Court of Appeals remanded the motion to the trial court with instructions to allow plaintiff an additional chance to plead additional claims. During the first quarter of 2005 the company, its insurer and the plaintiffs reached an agreement to settle this proceeding for $18 million without any admission of company liability, of which $16 million was paid by the company’s insurers. The remaining $2 million had been previously provided, and therefore, did not affect operating results for the first quarter of 2005.

MATTERS IN DISPUTE RESOLUTION

As of March 31, 2005, several matters relating to completed and in progress projects are in the dispute resolution process. The following discussion provides a background and current status of certain of these matters:

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded. In January 2005 the arbitration panel indicated that it would be rendering its decision in two phases; the first to be a decision on entitlement and second, a decision on damages. On May 4, 2005 the arbitration panel issued a partial award on entitlement issues which confirmed Fluor’s entitlement to recovery of certain of its claims for costs incurred in construction of the plant. A decision determining the amount recoverable is expected later in 2005.

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

London Connect Project

The company filed for arbitration proceedings in February 2005 in connection with its London Connect Project, a $500 million lump sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system. The company is seeking relief through arbitration proceedings for two issues. The first is the overall delay and disruption related to the contract, which has hearings scheduled to commence in May 2006. The second is for scope disputes concerning the enabling of the various train stock to accept the new telecommunications network equipment. The company has not received a procedural order indicating when hearings will begin on the second issue. Claims are being recognized as costs are incurred in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.”

FINANCIAL POSITION AND LIQUIDITY

During the first quarter of 2005, cash was generated from operations, the issuance of common stock and the exercise of stock options.

In the three months ended March 31, 2005, cash provided by operating activities was $36.9 million and primarily attributable to earnings sources, partially offset by an increase in operating assets and liabilities. The Oil & Gas segment has experienced a significant increase in working capital due to the higher project execution activity levels during 2005, and costs incurred related to contract performance on the Hamaca project in Venezuela that has reached mechanical completion. At March 31, 2005, the company had deferred its share of these costs amounting to $263.4 million, of which $13.6 million was funded in the first quarter of 2005.

Cash utilized by investing activities was $31.5 million in the first quarter of 2005 compared with $10.7 million in the 2004 comparable period. Investing cash flows in the three months ended March 31, 2004 included $38.4 million in proceeds from the sale of two real estate properties, which was partially offset by $33.0 million used to acquire Trend Western Technical Corporation. Capital expenditures, primarily for ongoing renewal and replacement in the construction equipment operations, including operations in Iraq, were $33.2 million in the three months ended March 31, 2005 compared with $19.3 million in the same period of 2004.

Cash provided by financing activities in the first three months of 2005 included the issuance of 758,367 shares of common stock, resulting in net proceeds of $41.8 million. During the first quarter of 2004, net proceeds of $323.1 million were realized from the issuance of convertible senior notes. A portion of the proceeds from this issuance was used to repay $100 million of outstanding debt on the company’s Aliso Viejo, California facilities and $121.5 million of commercial paper. Also impacting cash flows in the first quarter of both 2005 and 2004 was $31.0 million and $11.9 million, respectively, in cash received from the exercise of stock options. Cash utilized for the payment of dividends ($0.16 per share) in the three months ended March 31, 2005 and 2004 was $13.7 million and $13.3 million, respectively. The company’s total debt to total capitalization (“debt-to-capital”) ratio at March 31, 2005 is 24.6 percent compared with 26.3 percent at December 31, 2004.

Liquidity is provided by cash generated from operations, advance billings on contracts in progress and access to financial markets. As customer advances are reduced through use in project execution and if not replaced by advances on new projects, the company’s cash position would be reduced. The requirements for operating liquidity could result in the need for short-term borrowings. For the next 12 months, cash generated from operations supplemented by borrowings under credit facilities and the issuance of debt or equity securities are expected to be sufficient to fund operations.

Off-Balance Sheet Arrangements

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $821 million in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. The company also posts surety bonds primarily on state and local government projects to guarantee its performance on contracts.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution. As of March 31, 2005, no material changes to financial or performance assurances to clients have occurred since the filing of the company’s December 31, 2004 annual report on Form 10-K.

The company has a joint venture arrangement that will design, build, finance and maintain an aircraft refueling facility at a United States Air Force base in Qatar for the Defense Energy Support Center, an agency of the Department of Defense. The company has a 27.5 percent interest in the joint venture company. On April 29, 2005, the joint venture entered into an agreement for project financing which includes a joint and several project completion guarantee by the members of the joint venture. The maximum potential amount of future payments that could be required under the guarantee is $76.5 million, the maximum principal amount available under the financing arrangement, plus any accrued interest.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of March 31, 2005, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2004 annual report on Form 10-K.

Financial Instruments

The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At March 31, 2005, the company had forward foreign exchange contracts of less than 23 months duration to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts at March 31, 2005 was $86 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes on this matter in the first quarter of 2005. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2004 remain current.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in alerting them on a timely basis to information relating to the company that is required to be included in our periodic reports filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended on the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG
Three Months Ended March 31, 2005 and 2004

UNAUDITED

	Three Months Ended
	March 31
$ in millions	2005	2004

Backlog – beginning of period	$14,765.8	$10,607.1
New awards	3,350.7	3,127.7
Adjustments and cancellations, net	106.0	148.6
Work performed	(2,806.5)	(2,018.8)

Backlog – end of period	$15,416.0	$11,864.6

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

In addition to the matters described above, we are involved in disputes with respect to the Hamaca Crude Upgrader project located in Jose, Venezuela. We are part of a joint venture which is actively proceeding on a number of issues under binding arbitration to recover amounts that are due as change orders to the project. For additional information on the Hamaca dispute, see the section entitled “Results of Operations – Oil & Gas” in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the company during the quarter ended March 31, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
(in thousands, except per share data)

Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased (1)	Share	Programs	Program (2)

January 1, 2005 – January 31, 2005	32	$54.66	N/A	4,141

February 1, 2005 – February 28, 2005	111	57.64	N/A	4,141

March 1, 2005 – March 31, 2005	2	61.69	N/A	4,141

(1)	Shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)	On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. That authorization is ongoing and does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders of Fluor Corporation was held on April 27, 2005.

(b)	Four Class III directors were elected to serve for a term of three years, ending at the 2008 annual meeting of shareholders. The four Class III directors are Peter J. Fluor, David P. Gardner, Joseph W. Prueher and Suzanne H. Woolsey. Continuing directors include three Class I directors, Alan L. Boeckmann, Vilma S. Martinez and Dean R. O’Hare, and three Class II directors, James T. Hackett, Kent Kresa and Robin W. Renwick. Martha R. Seger, who was serving as a Class II director, retired from the Board on December 31, 2004.

(c)	The following four Class III directors were elected to serve a term of three years, ending at the 2008 annual meeting:

	Votes For	Votes Withheld
Peter J. Fluor	59,952,843	16,102,256
David P. Gardner	72,909,720	3,145,379
Joseph W. Prueher	75,112,799	942,300
Suzanne H. Woolsey	75,098,853	956,246

In addition, the shareholders approved the following proposal:

				Broker
	For	Against	Abstain	Non-Votes
Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ended December 31, 2005	75,306,444	238,846	509,809	0

Finally, the following proposal presented by a shareholder was not approved:

				Broker
	For	Against	Abstain	Non-Votes
Shareholder proposal to require the Board of Directors to initiate the appropriate process to amend the Fluor Corporation governance documents to require a majority vote standard in future director elections.	19,573,298	48,598,565	1,174,768	6,708,468

Item 5. Other Information

See the discussion regarding financing guarantee for aircraft refueling facility in the section entitled “Off-Balance Sheet Arrangements” in Part 1, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Item 6. Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant *

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (5)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan as amended and restated as of March 30, 2005 *

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (6)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (7)

10.8	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (5)

10.9	Directors’ Life Insurance Summary(1)

10.10	Fluor Executives’ Supplemental Benefit Plan (1)

10.11	Fluor Corporation Retirement Plan for Outside Directors (1)

10.12	Executive Severance Plan (9)

10.13	2001 Key Employee Performance Incentive Plan as amended and restated as of March 30, 2005 *

10.14	2001 Fluor Stock Appreciation Rights Plan (7)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan as amended and restated as of March 30, 2005 *

10.16	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (10)

10.17	Code of Ethics and Business Conduct, as amended and restated (11)

10.18	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (11)

10.19	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

Exhibit	Description
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.18 to the Registrant’s report on Form 10-Q dated August 9, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on August 9, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on November 9, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION
Date: May 5, 2005	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date: May 5, 2005	/s/ V.L. Prechtl
V. L. Prechtl
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant *

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (5)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan as amended and restated as of March 30, 2005 *

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (6)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (7)

10.8	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (5)

10.9	Directors’ Life Insurance Summary (1)

10.10	Fluor Executives’ Supplemental Benefit Plan (1)

10.11	Fluor Corporation Retirement Plan for Outside Directors (1)

10.12	Executive Severance Plan (9)

10.13	2001 Key Employee Performance Incentive Plan as amended and restated as of March 30, 2005 *

10.14	2001 Fluor Stock Appreciation Rights Plan (7)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan as amended and restated as of March 30, 2005 *

10.16	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (10)

10.17	Code of Ethics and Business Conduct, as amended and restated (11)

10.18	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (11)

10.19	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (8)

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.18 to the Registrant’s report on Form 10-Q dated August 9, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on August 9, 2004 incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on November 9, 2004 incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.