Form 10-Q
period 2005-06-30
FLUOR CORP
filed 2005-08-08
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of July 31, 2005, there were 86,735,420 shares of common stock outstanding.

FLUOR CORPORATION
FORM 10-Q
June 30, 2005

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended June 30, 2005 and 2004
UNAUDITED

$ in thousands, except per share amounts	2005	2004

REVENUES	$2,919,942	$2,214,450

COSTS AND EXPENSES
Cost of revenues	2,888,095	2,114,767
Corporate administrative and general expense	27,652	32,979
Interest expense	4,273	3,318
Interest income	(5,655)	(3,967)

Total Costs and Expenses	2,914,365	2,147,097

EARNINGS BEFORE TAXES	5,577	67,353
INCOME TAX EXPENSE	22,009	22,563

NET EARNINGS (LOSS)	$(16,432)	$44,790

EARNINGS (LOSS) PER SHARE
BASIC	$(0.19)	$0.55

DILUTED	$(0.19)	$0.54

SHARES USED TO CALCULATE EARNINGS (LOSS) PER SHARE
BASIC	84,994	81,233

DILUTED	84,994	82,519

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Six Months Ended June 30, 2005 and 2004
UNAUDITED

$ in thousands, except per share amounts	2005	2004

REVENUES	$5,779,709	$4,277,704

COSTS AND EXPENSES
Cost of revenues	5,629,294	4,079,200
Corporate administrative and general expense	65,761	60,777
Interest expense	9,092	7,786
Interest income	(10,604)	(7,676)

Total Costs and Expenses	5,693,543	4,140,087

EARNINGS BEFORE TAXES	86,166	137,617
INCOME TAX EXPENSE	55,205	46,101

NET EARNINGS	$30,961	$91,516

EARNINGS PER SHARE
BASIC	$0.37	$1.13

DILUTED	$0.36	$1.11

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	84,346	81,076

DILUTED	85,573	82,335

DIVIDENDS DECLARED PER SHARE	$0.32	$0.32

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2005 and December 31, 2004
UNAUDITED

	June 30,	December 31,
$ in thousands, except share amounts	2005	2004 *

ASSETS

Current assets
Cash and cash equivalents	$688,985	$604,517
Accounts and notes receivable	802,148	761,179
Contract work in progress	1,053,097	1,076,687
Deferred taxes	131,155	127,851
Other current assets	138,343	153,080

Total current assets	2,813,728	2,723,314

Property, plant and equipment (net of accumulated depreciation of $434,540 and $409,294, respectively)	519,032	527,808
Investments and goodwill	183,809	162,225
Deferred taxes	52,707	31,691
Pension assets	164,908	187,455
Other	360,306	337,064

	$4,094,490	$3,969,557

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$726,672	$722,910
Short-term debt	99,910	129,940
Advance billings on contracts	454,857	389,895
Accrued salaries, wages and benefits	294,746	308,907
Other accrued liabilities	257,639	212,329

Total current liabilities	1,833,824	1,763,981

Long-term debt due after one year	347,658	347,649
Noncurrent liabilities	521,837	522,135

Contingencies and commitments

Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 150,000,000 shares ($0.01 par value); issued and outstanding – 86,664,366 and 84,538,107 shares, respectively	867	845
Additional capital	609,700	507,133
Unamortized executive stock plan expense	(49,527)	(33,757)
Accumulated other comprehensive income (loss)	(31,842)	2,970
Retained earnings	861,973	858,601

Total shareholders’ equity	1,391,171	1,335,792

	$4,094,490	$3,969,557

*	Amounts at December 31, 2004 have been derived from audited financial statements.
See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
UNAUDITED

$ in thousands	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$30,961	$91,516
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	48,672	42,757
Amortization of intangibles	1,077	992
Restricted stock amortization	9,490	8,185
Taxes paid on vested restricted stock	(8,183)	(4,876)
Deferred taxes	(9,445)	8,174
Stock option tax benefit	9,237	3,109
Retirement plan accrual, net of contributions	13,096	15,817
Unbilled fees receivable	(26,468)	(6,644)
Changes in operating assets and liabilities, excluding effects of business acquisitions	115,621	(147,369)
Gain on sale of real estate	(4,248)	(7,372)
Equity in (earnings) loss of investees	(6,100)	1,277
Other, net	3,130	11,913

Cash provided by operating activities	176,840	17,479

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(86,213)	(42,479)
Acquisitions, net	—	(33,000)
Investments, net	(13,604)	2,770
Proceeds from sale of real estate	16,609	50,208
Proceeds from disposal of property, plant and equipment	11,086	10,895
Other, net	(1,611)	(2,206)

Cash utilized by investing activities	(73,733)	(13,812)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debt	—	330,000
Debt issuance costs	—	(7,490)
Repayment of facilities financing	—	(100,000)
Decrease in short-term borrowings	(30,030)	(121,469)
Net proceeds from issuance of common stock	41,820	—
Stock options exercised	34,631	20,409
Cash dividends paid	(27,589)	(26,575)
Other, net	(740)	(526)

Cash provided by financing activities	18,092	94,349

Effect of exchange rate changes on cash	(36,731)	45

Increase in cash and cash equivalents	84,468	98,061

Cash and cash equivalents at beginning of period	604,517	496,502

Cash and cash equivalents at end of period	$688,985	$594,563

See Accompanying Notes

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)	The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2004 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals including certain contract loss provisions and a loss resulting from an unfavorable jury award during the quarter and six months ended June 30, 2005) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at June 30, 2005, its consolidated results of operations for the three and six months ended June 30, 2005 and 2004 and its consolidated cash flows for the six months ended June 30, 2005 and 2004.

Certain 2004 amounts have been reclassified to conform with the 2005 presentation.

(2)	The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2005	2004	2005	2004
Net earnings (loss)	$(16,432)	$44,790	$30,961	$91,516
Foreign currency translation adjustment	(18,353)	(3,711)	(34,812)	(2,751)

Comprehensive income (loss)	$(34,785)	$41,079	$(3,851)	$88,765

(3)	Income tax expense exceeded earnings before taxes for the three months ended June 30, 2005. The income tax expense incurred during the quarter is primarily attributable to the U.S. and foreign taxes provided on foreign earnings. As the result of a $65 million charge associated with the unfavorable jury award on a project in the Cayman Islands, which represents a foreign loss, the company’s ability to absorb foreign taxes incurred in high tax jurisdictions was significantly diminished. Accordingly, certain foreign earnings are subject to both U.S. and foreign taxes without an offsetting foreign tax credit. This, combined with the international embassy contract provisions recorded in the first quarter of 2005, resulted in the increase of the effective tax rate to 64.1 percent for the six months ended June 30, 2005, when compared with 33.5 percent in the 2004 comparison period.
(4)	Cash paid for interest was $10.0 million and $6.9 million for the six months ended June 30, 2005 and 2004, respectively. Income tax payments, net of receipts, were $48.1 million and $22.1 million during the six-month periods ended June 30, 2005 and 2004, respectively.
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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
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

The provisions of SFAS 123-R apply to awards granted after the required effective date of the statement, which is no later than January 1, 2006 for the company, with early adoption permitted in periods for which financial statements have not yet been issued. Initial application to existing unvested stock option awards may be based on either a modified prospective method or a modified retrospective method. The method of application selected by the company will determine which, if any, previously reported operating results will be restated for comparative purposes. The company is required to adopt SFAS 123-R on January 1, 2006. Based on unvested options outstanding at June 30, 2005, the adoption of SFAS 123-R’s fair value method will not have a material impact on results of operations and will have no impact on overall financial position.

Currently under APB 25, no compensation cost is recognized for unvested stock options where the grant price is equal to the market price on the date of grant and the vesting provisions are based only on the passage of time. Had the company recorded compensation expense using the accounting method recommended by SFAS 123, net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in thousands, except per
share amounts	2005	2004	2005	2004

Net earnings (loss)
As reported	$(16,432)	$44,790	$30,961	$91,516
Stock-based employee compensation expense, net of tax	(335)	(1,303)	(1,254)	(2,645)

Pro forma	$(16,767)	$43,487	$29,707	$88,871

Basic net earnings (loss) per share
As reported	$(0.19)	$0.55	$0.37	$1.13

Pro forma	$(0.20)	$0.54	$0.35	$1.10

Diluted net earnings (loss) per share
As reported	$(0.19)	$0.54	$0.36	$1.11

Pro forma	$(0.20)	$0.53	$0.35	$1.08

In addition, the adoption of SFAS 123-R will require the company to assume the first date on which an employee becomes eligible to retire in determining the amortization period for new stock-based awards. For example, if the employee is eligible for retirement two years from the date of grant, the amortization period will be no longer than two years rather than the normal

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
vesting period. The company has historically used the total specified service period in determining restricted stock amortization, with acceleration only upon actual retirement of employees. The assessment of the impact on previously recorded amortization has not yet been completed. For the three and six months ended June 30, 2005, compensation expense of $4.8 million and $9.5 million, respectively, are included in corporate administrative and general expense related to restricted stock, compared with $4.3 million and $8.2 million for the three and six months ended June 30, 2004.
(6)	Operations are organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides engineering and construction professional services for upstream oil and gas production, downstream refining, chemicals and petrochemicals markets. The Industrial & Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, microelectronics, telecommunications and transportation projects and other facilities. The Government segment provides project management, engineering, construction, and contingency response services to the United States government, which represents a significant customer. The Global Services segment includes operations and maintenance, equipment and temporary staffing services and the company’s global procurement services business. The Power segment provides professional services to engineer, construct and maintain power generation facilities.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
Operating information by segment is as follows for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30		June 30

External Revenue
($ in millions)	2005	2004	2005	2004

Oil & Gas	$1,213.0	$741.4	$2,396.9	$1,360.3
Industrial & Infrastructure	557.9	449.4	1,228.2	911.2
Government	647.2	591.5	1,208.4	1,169.1
Global Services	382.8	303.2	748.2	617.3
Power	119.0	128.9	198.0	219.8

Total external revenu	$2,919.9	$2,214.4	$5,779.7	$4,277.7

	Three Months Ended		Six Months Ended
Operating Profit (Loss)	June 30		June 30

($ in millions)	2005	2004	2005	2004

Oil & Gas	$49.6	$32.5	$103.9	$60.6
Industrial & Infrastructure	(63.8)	13.3	(43.0)	22.4
Government	19.5	17.7	28.6	45.2
Global Services	23.5	23.3	54.7	43.4
Power	3.1	12.8	6.2	26.9

Total Operating Profit	$31.9	$99.6	$150.4	$198.5

A reconciliation of the segment information to consolidated amounts for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in millions	2005	2004	2005	2004

Total segment operating profit	$31.9	$99.6	$150.4	$198.5
Corporate administrative and general expense	27.7	33.0	65.7	60.8
Interest (income) expense, net	(1.4)	(0.7)	(1.5)	0.1

Earnings before taxes	$5.6	$67.3	$86.2	$137.6

The following table summarizes non-operating (income) and expense items reported in corporate administrative and general expense:

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in millions	2005	2004	2005	2004

Sales of portfolio properties	$(4.2)	$0.3	$(4.2)	$(7.4)
Other, net	0.6	(0.9)	2.3	1.5

Total	$(3.6)	$(0.6)	$(1.9)	$(5.9)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
Total assets for the Industrial & Infrastructure segment declined from $482.5 million at December 31, 2004 to $403.3 million at June 30, 2005 as the combined result of the recent strengthening of the U.S. dollar relative to the functional currencies in which many of the segment’s projects are transacted and adjustments associated with 2005 contract loss provisions and the unfavorable jury award. The segment realized no economic impact of the strengthening since its obligations are generally satisfied in the same functional currencies. Total assets for the company’s other segments have generally fluctuated in response to changes in the level of operating activities during the current year.
(7)	In December 2004, the company filed a “shelf” registration statement for the issuance of up to $500 million of any combination of debt securities or common stock, the proceeds from which could be used for debt retirement, the funding of working capital requirements or other corporate purposes. The company has entered into a distribution agreement for up to 2,000,000 shares of common stock. During the quarter ended June 30, 2005, no shares were sold under this distribution agreement. For the six months ended June 30, 2005, the company sold 758,367 shares realizing net proceeds of $41.8 million.
(8)	Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in thousands	2005	2004	2005	2004

Service cost	$9,040	$8,800	$18,167	$17,697
Interest cost	10,861	11,211	21,894	21,198
Expected return on assets	(13,274)	(13,184)	(26,729)	(25,230)
Amortization of transition asset	3	(234)	6	(354)
Amortization of prior service cost	(27)	(25)	(55)	(52)
Recognized net actuarial loss	4,350	4,828	8,754	9,249

Net periodic pension expense	$10,953	$11,396	$22,037	$22,508

The company currently expects to fund approximately $35 million to $70 million during 2005 compared with $30 million funded in 2004. During the six months ended June 30, 2005, contributions of approximately $9 million were made to the company’s non-U.S. defined benefit pension plans.
Net periodic postretirement benefit cost includes the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30

$ in thousands	2005	2004	2005	2004

Service cost	$—	$—	$—	$—
Interest cost	400	483	800	967
Expected return on assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	225	231	450	462

Net periodic postretirement benefit cost	$625	$714	$1,250	$1,429

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(9)	The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. The company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Clients have made claims arising from engineering and construction contracts against the company, and the company has made claims against clients for costs incurred in excess of the current contract provisions. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $121 million and $105 million at June 30, 2005 and December 31, 2004, respectively. The company does not expect that failure to realize claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

The company participates in a 50/50 joint venture for a transportation infrastructure project located in California. In 2004, the company recorded a $28 million charge for its proportional share of estimated cost overruns on the project. The project continues to be subject to circumstances, such as owner-directed scope changes and delays that could result in additional charges in the future. The company continues to evaluate the impact of these circumstances on its estimated project costs, as well as any potential claims for recoveries or other contingencies on the project. At present, the company has determined that no such amounts are estimable based on information currently available to the company and thus no additional charges have been included in the second quarter.

Ritz Carlton Cayman Islands

On June 23, 2005, Fluor Daniel Caribbean, Inc. (“FD Caribbean”), a wholly owned subsidiary of the company, received an unexpected unfavorable jury verdict awarding $28.8 million to the developer of a resort hotel project in the Caribbean. FD Caribbean was the general contractor on the project, which is located in the Cayman Islands.

During the course of the project, FD Caribbean ceased work on extra facilities that the developer added to the project scope without demonstrating the availability of funding to pay for such extra work. The company continued to perform the original contract base work. In January 2004, FD Caribbean filed suit to force collection of invoices for work that had been performed. Subsequent to the filing of the suit, the developer terminated the company, claiming that lack of progress constituted a material breach of the contract. The jury’s verdict awarded the developer damages in the amount referred to above. The company strongly believes that this verdict is not supported by the facts or by applicable law. Efforts are ongoing to pursue all possible avenues of reconsideration or appeal.

The financial impact in the second quarter of 2005 was a charge of approximately $65 million to net earnings, including interest and attorneys’ fees. In addition to the jury award, the charge also includes a reversal of amounts previously billed to the client for work performed, including recognized project earnings. The charge significantly reduced the company’s ability to absorb foreign taxes incurred in high tax jurisdictions, resulting in the related tax benefit being completely offset by the loss of foreign tax credit arising from this matter.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
Securities Class Action Litigation U.S.D.C., Central District, Southern Division, California

Without any admission of company liability, the company has consummated settlement of an action in which the plaintiffs alleged that certain Fluor officers and directors violated the Securities Exchange Act of 1934 by providing false or misleading statements about the company’s business and prospects. These complaints purported to be class action complaints brought on behalf of purchasers of the company’s stock during the period from May 22, 1996 through February 18, 1997. During the first quarter of 2005 the company, its insurer and the plaintiffs reached an agreement to settle this proceeding for $18 million without any admission of company liability, of which $16 million was paid by the company’s insurers. The remaining $2 million had been previously provided, and therefore, did not affect operating results for the first half of 2005. A hearing to confirm the settlement was held on June 27, 2005 and the court approved the settlement on June 29, 2005.

As of June 30, 2005, several matters relating to completed and in-progress projects are in the dispute resolution process. The following discussion provides a background and current status of certain of these matters:

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded. In January 2005 the arbitration panel indicated that it would be rendering its decision in two phases; the first to be a decision on entitlement and second, a decision on damages. On May 4, 2005 the arbitration panel issued a partial award on entitlement issues which confirmed Fluor’s entitlement to recovery of certain of its claims for costs incurred in construction of the plant. A decision determining the amount recoverable is pending.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
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
Arbitration proceedings were commenced by GA in late 2001. The site soil conditions issue was the subject of arbitration hearings in November 2002. There are no monetary cross-claims by PA in the arbitration. The amount of the claim for site soil conditions of $159 million includes the direct costs as well as significant delay-related and indirect costs. In April 2004, the arbitration panel awarded GA $36 million for direct cost of the site soil conditions remediation work, virtually all of the amounts sought by GA for this issue. The client had previously conditionally accepted responsibility relating to the soil conditions matter and $28 million had been paid. The balance of the award amount was received in April 2004. The award confirmed GA’s methodology for computing the amount of all change orders arising under the contract. In addition, the award also granted GA approximately 14 weeks of schedule relief. The delay and indirect costs were the subject of hearings in June 2004 and a decision is pending.

The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were held in April 2003 and a decision on this issue is also expected shortly. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter.

In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the national strike in Venezuela. A change order relating to the national strike in the approximate amount of $340 million was submitted by GA. This action was followed by the filing of an arbitration claim relating to this issue in January 2004. Hearings on this issue are now scheduled for August and October 2005. Other force majeure incidents occurring prior to the national strike also were the subject of arbitration hearings in October 2003.

Incurred costs associated with delay and indirect costs related to the soil conditions, Acta Convenio, the national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of June 30, 2005, incurred costs amounting to $266 million have been deferred. Additional costs will be incurred as subcontractor close-outs are settled and remaining contract completion activities are concluded. The company believes that schedule relief awarded in

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
connection with the direct costs of the site soil conditions, along with other delay days requested on the other issues, will be sufficient to avoid the imposition of liquidated damages. If costs relating to Acta Convenio, soil conditions, the national strike or other claims are determined to be not recoverable or liquidated damages are assessed, the company could face materially reduced profits or losses on this project, along with lower levels of cash and additional borrowings.

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

(10)	In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. As of June 30, 2005, the amount of guarantees outstanding measured on this basis increased to $2.5 billion compared with $1.8 billion as of December 31, 2004 as the principal result of a new transportation infrastructure joint-venture project.

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

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of June 30, 2005, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2004 annual report on Form 10-K.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
(11)	On May 10, 2005, the company announced its decision to relocate its corporate headquarters from Southern California to the Dallas/Fort Worth metropolitan area. This move is expected to improve operational efficiency and position the company to more effectively serve its global client base. Of the approximately 390 headquarters staff presently located in Aliso Viejo, California, approximately 200 employees will either stay in Southern California or move to other U.S. office locations. Approximately 60 employees will relocate to the new Texas headquarters where approximately 120 additional employees are expected to be hired. Approximately 130 employees will leave the company as a result of the move.

The cost of employee displacements will be accrued ratably starting in the third quarter of 2005 through the anticipated date of the Southern California headquarters office closure in the second quarter of 2006. All other relocation and hiring costs will be charged to expense as incurred.

The existing corporate facility in Aliso Viejo is being sold, with an expected closing date in the third quarter of 2005. A short-term, market rate lease-back is being negotiated with the buyer that will allow the company to continue to occupy the facility for up to 18 months. The cost of the new Texas headquarters is expected to approximate $55 million and will be paid from available cash resources including proceeds from the pending sale of the existing headquarters facility.

The accrual for employee displacement costs is expected to approximate $2 million during 2005. Employee relocation and hiring costs of approximately $2 million are expected to be incurred during the remainder of 2005, with an additional amount of approximately $18 million to be incurred during 2006. All employee displacement, relocation and hiring costs will be included in corporate administrative and general expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FLUOR CORPORATION
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made herein, including statements regarding the company’s projected revenues and earnings levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature. These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:
•	Changes in global business, economic (including currency risk), political and social conditions;

•	The company’s failure to receive anticipated new contract awards and the related impacts on staffing levels and costs;

•	Customer cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time;

•	The cyclical nature of many of the markets the company serves and its vulnerability to downturns;

•	Difficulties or delays incurred in the execution of construction contracts, including performance by our joint venture partners, resulting in cost overruns or liabilities;

•	Failure to meet timely completion or performance standards could result in higher costs and reduced profits or, in some cases losses on projects;

•	A failure to obtain favorable results in existing or future litigation or dispute resolution proceedings;

•	The potential impact of certain tax matters including, but not limited to, those from foreign operations and the ongoing audits by tax authorities and those resulting from the company’s reverse spin-off transaction consummated November 30, 2000 involving Massey Energy Company;

•	Customer delays or defaults in making payments;

•	Possible limitations of bonding capacity;

•	Restrictions imposed by credit facilities;

•	Limitations on cash transfers from subsidiaries may restrict the company’s ability to satisfy financial obligations, or to pay interest or principal when due on outstanding debt;

•	Competition in the global engineering, procurement and construction industry;

•	The company’s ability to identify and successfully integrate acquisitions;

•	The impact of past and future environmental, health and safety regulations; and

•	Restrictions on possible transactions imposed by Delaware law.
While most risks affect only future costs or revenues anticipated by the company, some risks may relate to accruals that have already been reflected in results of operations. The company’s failure to receive payments of accrued amounts or if liabilities are incurred in excess of amounts previously recognized, a charge against future earnings could result.
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

RESULTS OF OPERATIONS
Results of operations in the three and six months ended June 30, 2005 were a net loss of $16.4 million or $0.19 per diluted share and net earnings of $31.0 million or $0.36 per diluted share, respectively. These results compare with net earnings of $44.8 million or $0.54 per diluted share and $91.5 million or $1.11 per diluted share, respectively for the corresponding periods of 2004. The results for the three months ended June 30, 2005 include a charge of $65 million ($0.77 per diluted share) resulting from the unfavorable impact of a jury award and an after-tax gain of $2.4 million ($0.03 per diluted share) from the sale of a real estate asset. The results for the six months ended June 30, 2004 include an after-tax gain of $4.9 million ($0.06 per diluted share) from the sale of three real estate assets during the first half of the year. Because of the net loss in the second quarter, shares used to calculate diluted earnings per share for the three months ended June 30, 2005 are the same as shares used to calculate basic earnings per share.
Revenues for the three and six months ended June 30, 2005 were $2.9 billion and $5.8 billion, respectively, compared with $2.2 billion and $4.3 billion, respectively for the 2004 comparison periods. The current year increase was primarily in the Oil & Gas and Industrial & Infrastructure segments, reflecting the work performed on the higher level of new awards received over the last two years.
During the second quarter ended June 30, 2005, a subsidiary of the company received an unexpected unfavorable jury verdict awarded to a client for a project in the Cayman Islands. The impact to the results of operations was a charge of approximately $65 million to pre-tax earnings, including estimated interest and attorneys’ fees. In addition to the jury award, the charge also includes a reversal of amounts previously billed to the client for work performed, including recognized project earnings. As a result of the charge, which represents a foreign loss, the company’s ability to absorb foreign taxes incurred in high tax jurisdictions was significantly diminished. Accordingly, certain foreign earnings are subject to both U.S. and foreign taxes without an offsetting foreign tax credit.
Consolidated new awards for the three and six months ended June 30, 2005 were $3.2 billion and $6.6 billion, respectively, compared with $3.3 billion and $6.4 billion, respectively, in the comparable 2004 periods. The Global Services and Power segments had significant increases in new awards, offset by lower new awards in the Industrial & Infrastructure segment.
Consolidated backlog at June 30, 2005 increased 21 percent to $15.7 billion from $12.9 billion at June 30, 2004. Approximately 68 percent of consolidated new awards for the six months ended June 30, 2005 were for projects located outside of the United States. As of June 30, 2005, approximately 65 percent of consolidated backlog relates to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.
OIL & GAS
Revenues and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2005	2004	2005	2004

Revenues	$1,213.0	$741.4	$2,396.9	$1,360.3
Operating profit	49.6	32.5	103.9	60.6
     Commencing in the third quarter of 2004, as the result of a shift in the markets served by and the types of projects awarded to ICA Fluor Daniel (“ICA Fluor”), its operating results, new awards and backlog are included in the Oil & Gas segment. ICA Fluor was previously included in the Power segment. Prior periods have not been restated for the change in segment classification of ICA Fluor.

In the first quarter of 2005, the chemicals business line, which had previously been part of the Industrial & Infrastructure segment, was realigned under the Oil & Gas segment. This change was made to better match the needs for the large number of petrochemical projects anticipated over the next few years with the Oil & Gas segment’s project support infrastructure. All prior periods have been restated to reflect this change.
Revenues increased by 64 percent and 76 percent in the three and six months ended June 30, 2005 due to the continued increase in global project execution activities that have been experienced over the past two years. Operating profit margin has decreased slightly to 4.1 percent and 4.3 percent for the three and six month periods ended June 30, 2005 compared with 4.4 percent and 4.5 percent for the corresponding periods of 2004.
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
Arbitration proceedings were commenced by GA in late 2001. The site soil conditions issue was the subject of arbitration hearings in November 2002. There are no monetary cross-claims by PA in the arbitration. The amount of the claim for site soil conditions of $159 million includes the direct costs as well as significant delay-related and indirect costs. In April 2004, the arbitration panel awarded GA $36 million for direct cost of the site soil conditions remediation work, virtually all of the amounts sought by GA for this issue. The client had previously conditionally accepted responsibility relating to the soil conditions matter and $28 million had been paid. The balance of the award amount was received in April 2004. The award confirmed GA’s methodology for computing the amount of all change orders arising under the contract. In addition, the award also granted GA approximately 14 weeks of schedule relief. The delay and indirect costs were the subject of hearings in June 2004 and a decision is pending.
The hearings on the fundamental cost differences between the earlier 1998 labor agreement and the 2000 Acta Convenio were held in April 2003 and a decision on this issue is also expected shortly. The amount of the claim for Acta Convenio is $210 million and no payments have been made by the client relating to this matter.
In accordance with the contract, the joint venture is entitled to cost and schedule relief for the impact of the national strike in Venezuela. A change order relating to the national strike in the approximate amount of $340 million was submitted by GA. This action was followed by the filing of an arbitration claim relating to this issue in January 2004. Hearings on this issue are now scheduled for August and October 2005. Other force majeure incidents occurring prior to the national strike also were the subject of arbitration hearings in October 2003.
Incurred costs associated with delay and indirect costs related to the soil conditions, Acta Convenio, the national strike and other claims are probable of being recovered and thus are being deferred. These costs will be recognized in revenue when a change order is approved or payment is received. As of June 30, 2005, incurred costs amounting to $266 million have been deferred. Additional costs will be incurred as subcontractor close-outs are settled and remaining contract completion activities are concluded. The company believes that schedule relief awarded in connection with the direct costs of the site soil conditions, along with other delay days requested on the other issues, will be sufficient to avoid the imposition of liquidated damages. If costs relating to Acta Convenio, soil conditions, the national strike or other claims are determined to be not recoverable or liquidated damages are assessed, the company could face materially reduced profits or losses on this project, along with lower levels of cash and additional borrowings.
New awards for the three months ended June 30, 2005 were $1.2 billion compared with $1.3 billion in the comparable period of 2004. Significant new awards in the 2005 period included a $665 million petrochemical complex in Saudi Arabia and a $172 million onshore production unit in Kazakhstan.
Backlog at June 30, 2005 increased 13 percent to $6.0 billion compared with $5.3 billion at June 30, 2004, reflecting the continued strength of new awards.
INDUSTRIAL & INFRASTRUCTURE
Revenues and operating profit (loss) for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2005	2004	2005	2004

Revenues	$557.9	$449.4	$1,228.2	$911.2
Operating profit (loss)	(63.8)	13.3	(43.0)	22.4
In the first quarter of 2005, the chemicals business line, which had previously been part of the Industrial & Infrastructure segment, was realigned under the Oil & Gas segment. This change was made to better match the needs for the large number of petrochemical projects anticipated over the next few years with the Oil & Gas segment’s project support infrastructure. All prior periods have been restated to reflect this change.
Operating profit for the three and six months ended June 30, 2005 decreased significantly compared with the same periods in 2004. This decrease resulted primarily from a $65 million charge relating to an unfavorable jury award received during the second quarter of 2005 on a Cayman Islands project and a $9 million charge for disputed change orders on another project. In addition, in the first quarter of 2005, claim settlements totaling approximately $10 million were recognized.
On June 23, 2005, Fluor Daniel Caribbean, Inc. (“FD Caribbean”), a wholly owned subsidiary of the company, received an unexpected unfavorable jury verdict awarding $28.8 million to the developer of a resort hotel in the Caribbean. FD Caribbean was the general contractor on the project, which is located in the Cayman Islands.
During the course of the project, FD Caribbean ceased work on extra facilities that the developer added to the project scope without demonstrating the availability of funding to pay for such extra work. The company continued to perform the original contract base work. In January 2004, FD Caribbean filed suit to force collection of invoices for work that had been performed. Subsequent to the filing of the suit, the developer terminated the company, claiming that lack of progress constituted a material breach of the contract. The jury’s verdict awarded the developer damages in the amount referred to above. The company strongly believes that this verdict is not supported by the facts or by applicable law and will pursue all possible avenues of reconsideration or appeal.
The financial impact in the second quarter of 2005 was a charge of approximately $65 million including interest and attorneys’ fees. In addition to the jury award, the charge also includes a reversal of amounts previously billed to the client for work performed, including recognized project earnings. Efforts for reconsideration and appeal are ongoing.

The company participates in a 50/50 joint venture for a transportation infrastructure project located in California. In 2004, the company recorded a $28 million charge for its proportional share of estimated cost overruns on the project. The project continues to be subject to circumstances, such as owner-directed scope changes and delays that could result in additional charges in the future. The company continues to evaluate the impact of these circumstances on its estimated project costs, as well as any potential claims for recoveries or other contingencies on the project. At present, the company has determined that no such amounts are estimable based on information currently available to the company and thus no additional charges have been included in the second quarter.
Total assets for the Industrial & Infrastructure segment declined from $482.5 million at December 31, 2004 to $403.3 million at June 30, 2005 as the combined result of the recent strengthening of the U.S. dollar relative to the functional currencies in which many of the segment’s projects are transacted and adjustments associated with 2005 contract loss provisions. The segment realized no economic impact of the strengthening since its obligations are generally satisfied in the same functional currencies.
New awards for the three months ended June 30, 2005 were $348 million compared with an extremely strong $1.4 billion for the 2004 comparison period. Backlog decreased slightly to $4.5 billion at June 30, 2005 compared with $4.4 billion at June 30, 2004. During the second and first quarters of 2005, the segment experienced two life sciences project cancellations of $80 million and $282 million, respectively.
GOVERNMENT
Revenues and operating profit for the Government segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2005	2004	2005	2004

Revenues	$647.2	$591.5	$1,208.4	$1,169.1
Operating profit	19.5	17.7	28.6	45.2
The increase in revenues in the three and six months ended June 30, 2005 compared with the same periods in the prior year was primarily the result of increases in the level of work performed on projects in Iraq and higher fees on the Fernald project. Work performed in Iraq contributed approximately $202 million and $343 million, respectively, in revenue in the three and six months ended June 30, 2005 compared with $188 million and $342 million, respectively, in the comparable 2004 periods.
Operating profit for the three and six months ended June 30, 2005 includes the impact of provisions totaling $7 million and $38 million, respectively, recognized on four embassy projects which were adversely impacted by higher costs due to scope changes, unexpected execution problems and subcontractor difficulties. Total estimated cost overruns of $57 million on these projects were reduced by $19 million of recognized claim recoveries. Additional claim recoveries continue to be evaluated. The impact of the embassy provisions was largely offset by increased margin on the Fernald project. The segment has recognized unbilled fees totaling $118 million related to this project at June 30, 2005, including $7 million and $26 million, respectively, during the three and six months ended June 30, 2005, compared with $1 million and $7 million, respectively, in the same periods of 2004. Fees recognized in the 2005 period include the favorable impact of accelerated completion. These fees will be billed upon project completion in late 2006.
New awards of $350 million in the three months ended June 30, 2005 were approximately $110 million higher than new awards in the 2004 comparison period.
Backlog at June 30, 2005 increased to $1.2 billion from $915 million at the end of the second quarter of 2004, reflecting the favorable impact of increasing new awards levels.

GLOBAL SERVICES
Revenues and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2005	2004	2005	2004

Revenues	$382.8	$303.2	$748.2	$617.3
Operating profit	23.5	23.3	54.7	43.4
Revenue increased 26 percent and 21 percent, respectively, in the three and six months ended June 30, 2005 compared with the same periods in 2004. The second quarter growth resulted primarily from an increase in customer-furnished materials. The operating profit margin declined to 6.1 percent in the second quarter of 2005 compared with 7.7 percent in the 2004 period, principally as the result of lower margin contribution on customer furnished materials. Operating results for the six months ended June 30, 2005 reflect the improved performance in all sectors that was achieved in the first quarter.
New awards and backlog for Global Services reflect operations and maintenance activities only. The equipment, temporary staffing and global procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. New awards for the three months ended June 30, 2005 were $748 million compared with $247 million for the 2004 comparison period, reflecting the addition of one new client and the renewal of agreements with three existing clients. Backlog for Global Services at June 30, 2005 was $3.1 billion compared with $1.9 billion at June 30, 2004, reflecting the impact of continued growth in the number of client sites served.
POWER
Revenues and operating profit for the Power segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2005	2004	2005	2004

Revenues	$119.0	$128.9	$198.0	$219.8
Operating profit	3.1	12.8	6.2	26.9
As the result of a shift in the markets served by and the types of projects awarded to ICA Fluor, commencing in the third quarter of 2004, its operating results, new awards and backlog are included in the Oil & Gas segment rather than the Power segment where it was previously reported.
The reduced operating profit in 2005 reflects the impact of lower levels of project execution activity, which are in the relatively early stages, where profit recognition is generally lower. Operating margin in 2004 reflects performance on projects that were either completed or nearing completion where profit recognition is strongest. Operating profit in the first half of 2004 also benefited from the receipt of a settlement for a dispute relating to a project that was completed in 2002.
New project awards in the second quarter of 2005 were $564 million compared with $85 million in the prior year comparison period. Demand for new power generation has increased modestly in recent quarters following a downturn in power plant construction activity. Backlog at June 30, 2005 was $934 million compared with $454 million at June 30, 2004. All projects in backlog will be performed 100 percent by Fluor.
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
OTHER
Corporate general and administrative expense for the three and six months ended June 30, 2005 was $27.7 million and $65.7 million, respectively, compared with $33.0 million and $60.8 million in the corresponding periods of 2004. Gains on the sale of real estate assets are included in both years. Included in the second quarter of 2005 is a $4.2 million pre-tax gain from the sale of one real estate asset compared with a $7.4 million pre-tax gain from the sale of three real estate assets in the first quarter of 2004.
During the second quarter of 2005, net interest income was $1.4 million, compared with $0.7 million net interest expense reported in the same period of 2004. For the six months ended June 30, 2005 net interest income was $1.5 million compared to $0.1 million net interest expense in the same period of 2004.
On May 10, 2005, the company announced its decision to relocate its corporate headquarters from Southern California to the Dallas/Fort Worth metropolitan area. This move is expected to improve operational efficiency and position the company to more effectively serve its global client base. Of the approximately 390 headquarters staff presently located in Aliso Viejo, California, approximately 200 employees will either stay in Southern California or move to other U.S. office locations. Approximately 60 employees will relocate to the new Texas headquarters where approximately 120 additional employees are expected to be hired. Approximately 130 employees will leave the company as a result of the move.
The cost of employee displacements will be accrued ratably starting in the third quarter of 2005 through the anticipated date of the Southern California headquarters office closure in the second quarter of 2006. All other relocation and hiring costs will be charged to expense as incurred.
The existing corporate facility in Aliso Viejo is being sold, with an expected closing date in the third quarter of 2005. A short-term, market rate lease-back has been negotiated with the buyer that will allow the company to continue to occupy the facility for up to 18 months.
The accrual for employee displacement costs is expected to approximate $2 million during 2005. Employee relocation and hiring costs of approximately $2 million are expected to be incurred during the remainder of 2005, with additional amounts of approximately $18 million to be incurred during 2006. All employee relocation and hiring costs will be included in corporate general and administrative expense.
Income tax expense exceeded earnings before taxes for the three months ended June 30, 2005. The effective tax rate on the company’s operations for the six months ended June 30, 2005 was 64.1 percent compared with 33.5 percent in the 2004 comparison period. The higher 2005 effective tax rate is attributable to the Cayman Islands project jury award discussed under Industrial & Infrastructure above and the international embassy contract provisions discussed under Government above. Such foreign losses reduce the company’s ability to absorb excess foreign taxes incurred in high tax jurisdictions. The effective tax rate for the current year is projected to be between 40 and 45 percent compared with 33.6 percent for 2004.
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
The provisions of SFAS 123-R apply to awards granted after the required effective date of the statement, which is no later than January 1, 2006 for the company, with early adoption permitted in periods for which financial statements have not yet been issued. Initial application to existing unvested stock option awards may be based on either a modified prospective method or a modified retrospective method. The method of application selected by the company will determine which, if any, previously reported operating results will be restated. The company is required to adopt SFAS 123-R on January 1, 2006.
As permitted by SFAS 123, the company currently accounts for share-based payments to employees using the intrinsic value method pursuant to APB 25 and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123-R’s fair value method will have an impact on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123-R will not be material based on unvested options outstanding at June 30, 2005. Had SFAS 123-R been adopted in prior periods, the impact would be as presented in the disclosure of pro forma earnings and earnings per share in Note 5 in the Condensed Consolidated Financial Statements. Adoption of the new standard will also have an impact on the timing of expense recognition for new stock based awards, as discussed in Note 5 in the Condensed Consolidated Financial Statements.
SFAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement will generally impact cash provided or utilized by operating activities with equal offset in cash flows from financing activities in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $9.2 million and $3.1 million in the six month periods ended June 30, 2005 and 2004, respectively.
LITIGATION
Ritz Carlton Cayman Islands
Discussion of the status of this project is included above under Industrial & Infrastructure.
Securities Class Action Litigation
U.S.D.C., Central District, Southern Division, California
Without any admission of company liability, the company has consummated settlement of an action in which the plaintiffs alleged that certain Fluor officers and directors violated the Securities Exchange Act of 1934 by providing false or misleading statements about the company’s business and prospects. These complaints purported to be class action complaints brought on behalf of purchasers of the company’s stock during the period from May 22, 1996 through February 18, 1997. During the first quarter of 2005 the company, its insurer and the plaintiffs reached an agreement to settle this proceeding for $18 million without any admission of company liability, of which $16 million was paid by the company’s insurers. The remaining $2 million had been previously provided, and therefore, did not affect operating results for the first quarter of 2005. A hearing to confirm the settlement was held on June 27, 2005 and the court approved the settlement on June 29, 2005.
MATTERS IN DISPUTE RESOLUTION
As of June 30, 2005, several matters relating to completed and in progress projects are in the dispute resolution process. The following discussion provides a background and current status of certain of these matters:

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al
In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded. In January 2005 the arbitration panel indicated that it would be rendering its decision in two phases; the first to be a decision on entitlement and second, a decision on damages. On May 4, 2005 the arbitration panel issued a partial award on entitlement issues which confirmed Fluor’s entitlement to recovery of certain of its claims for costs incurred in construction of the plant. A decision determining the amount recoverable is pending.
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
FINANCIAL POSITION AND LIQUIDITY
During the first half of 2005, cash was generated primarily from operations, the issuance of common stock and the sale of certain real estate.
In the six months ended June 30, 2005, cash provided by operating activities was $176.8 million and primarily attributable to earnings sources and increases in advance billings on contracts in the Oil & Gas and Government segments. Cash provided by operating activities during the first six months of 2004 was $17.5 million, which included reductions associated with progress on the Hamaca project of $41.9 million and a $30.9 million decrease in advances from D/FD as power projects were completed and advance payments previously received from clients on those projects were expended.
Cash utilized by investing activities was $73.7 million in the first half of 2005 compared with $13.8 million in the 2004 comparison period. During the second quarter of 2005 the company received $16.6 million in proceeds from the sale of one real estate property and $11.1 million from the disposal of other property and equipment. Investing cash flows in the six months ended June 30, 2004 included $50.2 million in proceeds from the sale of three real estate properties, which was partially offset by $33.0 million used to acquire Trend Western Technical Corporation. Capital expenditures, primarily for ongoing renewal and replacement in the construction equipment operations, including operations in Iraq and Eastern Europe were $86.2 million in the six months ended June 30, 2005 compared with $42.5 million in the same period of 2004. A joint-venture entity that will maintain telecommunications facilities for the London Underground was funded during the three months ended June 30, 2005, resulting in a cash investment of $13.6 million.
Cash provided by financing activities in the first six months of 2005 included the issuance of 758,367 shares of common stock, resulting in net proceeds of $41.8 million. Offsetting this cash inflow was the utilization of $30.0 million for debt reduction. During the first quarter of 2004, net proceeds of $323.1 million were realized from the issuance of convertible senior notes. A portion of the proceeds from this issuance was used to repay $100 million of outstanding debt on the company’s Aliso Viejo, California facilities and $121.5 million of commercial paper. Also impacting cash flows in the first half of both 2005 and 2004 was $34.6 million and $20.4 million, respectively, in cash received from the exercise of stock options. Cash utilized for the payment of dividends ($0.32 per share) in the six months ended June 30, 2005 and 2004 was $27.6 million and $26.6 million, respectively. The company’s total debt to total capitalization (“debt-to-capital”) ratio at June 30, 2005 was 24.3 percent compared with 26.3 percent at December 31, 2004.
Liquidity is provided by cash generated from operations, advance billings on contracts in progress and access to financial markets. As customer advances are reduced through use in project execution and if not replaced by advances on new projects, the company’s cash position would be reduced. The requirements for operating liquidity could result in the need for short-term borrowings. For the next 12 months, cash generated from operations supplemented as necessary by borrowings under credit facilities and the issuance of debt or equity securities are expected to be sufficient to fund operations. The cost of acquisition and construction of the new corporate headquarters in the Dallas/Fort Worth metropolitan area are expected to be approximately $55 million, and will be funded from available cash resources, including proceeds from the pending sale of the existing headquarters facility, over the next nine to twelve months.
Off-Balance Sheet Arrangements
The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $833 million in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. The company also posts surety bonds primarily on state and local government projects to guarantee its performance on contracts.
In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and for other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution. As of June 30, 2005, the amount of guarantees outstanding measured on this basis increased to $2.5 billion compared with $1.8 billion as of December 31, 2004 as the principal result of a new transportation infrastructure joint-venture project.
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
Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of June 30, 2005, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2004 annual report on Form 10-K.
Financial Instruments
The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At June 30, 2005, the company had forward foreign exchange contracts of less than 20 months duration to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts at June 30, 2005 was $73 million.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes on this matter in the first half of 2005. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2004 remain current.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the six months ended on the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
Three and Six Months Ended June 30, 2005 and 2004
UNAUDITED

	Three Months Ended
	June 30
$ in millions	2005	2004

Backlog — beginning of period	$15,416.0	$11,864.6
New awards	3,230.2	3,306.5
Adjustments and cancellations, net	(122.3)	(84.1)
Work performed	(2,857.5)	(2,167.6)

Backlog — end of period	$15,666.4	$12,919.4

	Six Months Ended
	June 30
$ in millions	2005	2004

Backlog — beginning of period	$14,765.8	$10,607.1
New awards	6,581.0	6,434.2
Adjustments and cancellations, net	(16.5)	64.4
Work performed	(5,663.9)	(4,186.3)

Backlog — end of period	$15,666.4	$12,919.4

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about purchases by the company during the quarter ended June 30, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities
(in thousands, except per share data)

			Total Number of
			Shares
			Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average	Announced	Be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs	Program (2)

April 1, 2005 – April 31, 2005	4	$54.69	N/A	4,141
May 1, 2005 – May 31, 2005	1	57.93	N/A	4,141
June 1, 2005 – June 30, 2005	0	0.00	N/A	4,141

(1)	Shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)	On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. That authorization is ongoing and does not have an expiration date.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (12)

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (5)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan as amended and restated as of March 30, 2005 (12)

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (6)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (7)

10.8	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (5)

10.9	Directors’ Life Insurance Summary(1)

10.10	Fluor Executives’ Supplemental Benefit Plan (1)

10.11	Fluor Corporation Retirement Plan for Outside Directors (1)

10.12	Executive Severance Plan (9)

10.13	2001 Key Employee Performance Incentive Plan as amended and restated as of March 30, 2005 (12)

10.14	2001 Fluor Stock Appreciation Rights Plan (7)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan as amended and restated as of March 30, 2005 (12)

10.16	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (10)

10.17	Code of Ethics and Business Conduct, as amended and restated (11)

10.18	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (11)

10.19	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

Exhibit	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.18 to the Registrant’s report on Form 10-Q dated August 9, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on August 9, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on November 9, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on May 5, 2005 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date: August 8, 2005	/s/ D. Michael Steuert

D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date: August 8, 2005	/s/ V.L. Prechtl

V. L. Prechtl
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (12)

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (5)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan as amended and restated as of March 30, 2005 (12)

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (6)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (7)

10.8	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (5)

10.9	Directors’ Life Insurance Summary(1)

10.10	Fluor Executives’ Supplemental Benefit Plan (1)

10.11	Fluor Corporation Retirement Plan for Outside Directors (1)

10.12	Executive Severance Plan (9)

10.13	2001 Key Employee Performance Incentive Plan as amended and restated as of March 30, 2005 (12)

10.14	2001 Fluor Stock Appreciation Rights Plan (7)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan as amended and restated as of March 30, 2005 (12)

10.16	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (10)

10.17	Code of Ethics and Business Conduct, as amended and restated (11)

10.18	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (11)

10.19	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (8)

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.18 to the Registrant’s report on Form 10-Q dated August 9, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on August 9, 2004 incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on November 9, 2004 incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on May 5, 2005 and incorporated herein by reference.