Form 10-Q
period 2005-09-30
FLUOR CORP
filed 2005-11-03
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2005, there were 86,824,746 shares of common stock outstanding.

FLUOR CORPORATION
FORM 10-Q
September 30, 2005

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
 Three Months Ended September 30, 2005 and 2004
UNAUDITED

$ in thousands, except per share amounts	2005	2004

REVENUES	$3,418,525	$2,362,670

COSTS AND EXPENSES
Cost of revenues	3,237,647	2,257,972
Corporate administrative and general expense	25,112	32,888
Interest expense	3,853	3,734
Interest income	(5,551)	(4,809)

Total Costs and Expenses	3,261,061	2,289,785

EARNINGS BEFORE TAXES	157,464	72,885
INCOME TAX EXPENSE	26,275	25,623

NET EARNINGS	$131,189	$47,262

EARNINGS PER SHARE
BASIC	$1.54	$0.58

DILUTED	$1.51	$0.57

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	85,158	81,756

DILUTED	87,140	83,129

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
 Nine Months Ended September 30, 2005 and 2004
UNAUDITED

$ in thousands, except per share amounts	2005	2004

REVENUES	$9,198,234	$6,640,374

COSTS AND EXPENSES
Cost of revenues	8,866,941	6,337,172
Corporate administrative and general expense	90,873	93,665
Interest expense	12,945	11,520
Interest income	(16,155)	(12,485)

Total Costs and Expenses	8,954,604	6,429,872

EARNINGS BEFORE TAXES	243,630	210,502
INCOME TAX EXPENSE	81,480	71,724

NET EARNINGS	$162,150	$138,778

EARNINGS PER SHARE
BASIC	$1.92	$1.71

DILUTED	$1.88	$1.68

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	84,617	81,302

DILUTED	86,095	82,599

DIVIDENDS DECLARED PER SHARE	$0.48	$0.48

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
 September 30, 2005 and December 31, 2004
UNAUDITED

	September 30,	December 31,
$ in thousands, except share amounts	2005	2004 *

ASSETS

Current assets
Cash and cash equivalents	$1,047,312	$604,517
Accounts and notes receivable	671,392	761,179
Contract work in progress	942,895	1,076,687
Deferred taxes	127,751	127,851
Other current assets	120,042	153,080

Total current assets	2,909,392	2,723,314

Property, plant and equipment (net of accumulated depreciation of $453,220 and $409,294, respectively)	549,046	527,808
Investments and goodwill	196,972	162,225
Deferred taxes	30,179	31,691
Pension assets	165,514	187,455
Other	372,562	337,064

	$4,223,665	$3,969,557

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$865,627	$722,910
Short-term debt	—	129,940
Advance billings on contracts	460,573	389,895
Accrued salaries, wages and benefits	336,583	308,907
Other accrued liabilities	186,706	212,329

Total current liabilities	1,849,489	1,763,981

Long-term debt due after one year	347,663	347,649
Noncurrent liabilities	490,786	522,135

Contingencies and commitments

Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 150,000,000 shares ($0.01 par value); issued and outstanding — 86,804,958 and 84,538,107 shares, respectively	868	845
Additional capital	615,521	507,133
Unamortized executive stock plan expense	(44,568)	(33,757)
Accumulated other comprehensive income (loss)	(15,368)	2,970
Retained earnings	979,274	858,601

Total shareholders’ equity	1,535,727	1,335,792

	$4,223,665	$3,969,557

* Amounts at December 31, 2004 have been derived from audited financial statements.
See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
UNAUDITED

$ in thousands	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$162,150	$138,778
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	74,695	63,507
Amortization of intangibles	1,615	958
Restricted stock amortization	13,829	12,337
Taxes paid on vested restricted stock	(9,184)	(5,909)
Deferred taxes	896	4,330
Stock option tax benefit	11,047	5,689
Retirement plan accrual, net of contributions	(12,450)	24,174
Unbilled fees receivable	(32,594)	(17,459)
Changes in operating assets and liabilities, excluding effects of business acquisitions	476,453	(195,986)
Gain on sale of real estate	(14,618)	(12,866)
Equity in (earnings) loss of investees	(13,655)	2,227
Other, net	1,331	(2,501)

Cash provided by operating activities	659,515	17,279

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(145,277)	(68,849)
Acquisition, net	—	(33,000)
Investments, net	(13,604)	2,358
Proceeds from sale of real estate	45,049	59,688
Proceeds from disposal of property, plant and equipment	17,020	16,655
Other, net	(1,955)	(2,600)

Cash utilized by investing activities	(98,767)	(25,748)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debt	—	330,000
Debt issuance costs	—	(7,490)
Repayment of facilities financing	—	(128,581)
Decrease in short-term borrowings	(129,940)	(121,469)
Net proceeds from issuance of common stock	41,820	—
Stock options exercised	40,198	33,718
Cash dividends paid	(41,477)	(39,975)
Other, net	(1,293)	(506)

Cash provided (utilized) by financing activities	(90,692)	65,697

Effect of exchange rate changes on cash	(27,261)	7,819

Increase in cash and cash equivalents	442,795	65,047
Cash and cash equivalents at beginning of period	604,517	496,502

Cash and cash equivalents at end of period	$1,047,312	$561,549

See Accompanying Notes

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)	The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2004 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals including certain contract loss provisions during the nine months ended September 30, 2005) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at September 30, 2005, its consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 and its consolidated cash flows for the nine months ended September 30, 2005 and 2004.

Certain 2004 amounts have been reclassified to conform with the 2005 presentation.

(2)	The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2005	2004	2005	2004

Net earnings	$131,189	$47,262	$162,150	$138,778
Foreign currency translation adjustment	16,474	4,978	(18,338)	2,227

Comprehensive income	$147,663	$52,240	$143,812	$141,005

(3)	As the result of international embassy contract provisions recorded in the first quarter of 2005 and a $65 million charge during the second quarter of 2005 associated with the unfavorable jury award on a project in the Cayman Islands, which represent foreign losses, the company’s ability to absorb foreign taxes incurred in high tax jurisdictions was significantly diminished; accordingly, certain foreign earnings were subject to both U.S. and foreign taxes without an offsetting foreign tax credit during the first half of the year. The set-aside of the jury verdict and no-liability resolution of the Cayman Islands hotel project, along with the settlement of the Hamaca Crude Upgrader project claims during the third quarter of 2005, substantially reverse the foreign losses recorded in prior quarters and restore the company’s ability to absorb foreign taxes incurred in high tax jurisdictions. This coupled with the tax benefit attributable to the foreign repatriation provision enacted under the American Jobs Creation Act of 2004 (the “Jobs Act”) discussed further below gave rise to the low 16.7 percent effective tax rate in the current quarter. The effective tax rate for the nine months ended September 30, 2005 returned to a more typical annualized level of 33.4 percent from the effective tax rate of 64.1 percent for the six months ended June 30, 2005.

On October 22, 2004, the Jobs Act was signed into law. Among its various provisions, the Jobs Act creates a one-time incentive for U.S. corporations to repatriate certain qualified foreign earnings by providing an 85 percent dividends received deduction, subject to specific reinvestment guidelines and certain limitations. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 allows companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Jobs Act on a

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purpose of applying Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”

On August 11, 2005, the company’s Domestic Reinvestment Plan (the “Plan”) prepared pursuant to the Jobs Act was approved by the company’s Chief Executive Officer. The Plan was ratified by the Executive Committee of the company’s Board of Directors on August 29, 2005.

On September 29, 2005, approximately $89 million was repatriated from certain foreign subsidiaries of the company, including certain previously taxed income and the base year amount as provided under the repatriation provision of the Jobs Act. The results of operations for the three and nine months ended September 30, 2005 include a tax benefit of $4.1 million attributable to the dividends received deduction net of the foreign tax credits given up in exchange for such deduction. As the computation of the above tax benefit took into account, among other things, the projected earnings and foreign taxes to be incurred by the distributing subsidiaries for the full year of 2005, a true-up will be required at the end of the year.

In addition, the computation of the above tax benefit was based on the repatriation statute enacted under the Jobs Act and a series of notices issued to date by the U.S. Treasury Department and the Internal Revenue Service (“IRS”) in connection with such repatriation provision. This tax benefit may be impacted by future law changes enacted by Congress or the further guidance issued by the U.S. Treasury Department or the IRS. The impact of such future changes will be reflected in the financial reporting period in which any such change in law is enacted or becomes effective.
(4)	Cash paid for interest was $14.3 million and $10.9 million for the nine months ended September 30, 2005 and 2004, respectively. Income tax payments, net of receipts, were $70.7 million and $45.7 million during the nine-month periods ended September 30, 2005 and 2004, respectively.

(5)	The company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”), as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. All unvested options outstanding under the company’s option plans have grant prices equal to the market price of the company’s stock on the date of grant. Compensation cost for restricted stock is determined based on the fair value of the stock at the date of grant. Compensation cost for stock appreciation rights and performance equity units is determined based on the quoted market price of the company’s stock at the end of the period.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123-R, “Share-Based Payment” (SFAS 123-R), which is a revision of SFAS 123. SFAS 123-R supersedes APB 25 and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options to be recognized in the income statement based on their fair values. Upon adoption of SFAS 123-R, pro forma disclosure is no longer an alternative.

The provisions of SFAS 123-R apply to awards granted after the required effective date of the statement, which is no later than January 1, 2006 for the company. Initial application to existing unvested stock option awards may be based on either a modified prospective method or a modified retrospective method. The method of application selected by the company will

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
determine which, if any, previously reported operating results will be restated for comparative purposes. Based on unvested options outstanding at September 30, 2005, the adoption of SFAS 123-R’s fair value method will not have a material impact on results of operations and will have no impact on overall financial position.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands, except per share amounts	2005	2004	2005	2004

Net earnings
As reported	$131,189	$47,262	$162,150	$138,778
Stock option expense, net of tax	(334)	(5,027)	(1,588)	(7,672)

Pro forma	$130,855	$42,235	$160,562	$131,106

Basic net earnings per share
As reported	$1.54	$0.58	$1.92	$1.71

Pro forma	$1.54	$0.52	$1.90	$1.61

Diluted net earnings per share
As reported	$1.51	$0.57	$1.88	$1.68

Pro forma	$1.51	$0.51	$1.86	$1.59

In 2003, the company granted certain options providing for accelerated vesting if specific market conditions were achieved. In the third quarter of 2004, those options became 100 percent vested because the average closing price of the company’s common stock exceeded a specified price for 20 consecutive trading days. As a result, the remaining compensation cost for the fully vested options was treated as a pro forma option expense above for the three and nine months ended September 30, 2004.

The company has not historically considered retirement eligibility in determining stock-based compensation expense, including expense associated with stock options and restricted stock. The adoption of SFAS 123-R will require the company to assume the first date on which an employee becomes eligible to retire in determining the amortization period for future stock-based awards. For example, if the employee is eligible for retirement two years from the date of grant, the amortization period will be no longer than two years rather than the specified service period over which awards normally vest. Upon adoption of FAS 123-R retirement eligibility will be considered in the determination of periodic expense on a prospective basis for all future stock-based awards. Prior periods or amounts previously recognized will not be adjusted or restated. Compensation expense associated with awards granted in prior periods will continue to be recognized using historical amortization practices.

The impact of using retirement eligibility in determining stock option expense would have been to decrease the pro forma adjustments by approximately 65 percent for the three and nine month periods ended September 30, 2005 and to decrease the pro forma adjustments by approximately 60 percent for the three and nine month periods ended September 30, 2004, with offsetting increases in preceding years. The impact of using retirement eligibility to determine amortization

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
periods on previously recorded restricted stock amortization for the three and nine month periods ended September 30, 2005 and 2004 would have been to increase restricted stock amortization expense by approximately one-third.

For the three and nine months ended September 30, 2005, recognized compensation expense of $4.3 million and $13.8 million, respectively, are included in corporate administrative and general expense related to restricted stock, compared with $4.1 million and $12.3 million for the three and nine months ended September 30, 2004.
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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
Operating information by segment is as follows for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
External Revenue	September 30		September 30
($ in millions)	2005	2004	2005	2004

Oil & Gas	$1,447.5	$1,000.4	$3,844.4	$2,360.7
Industrial & Infrastructure	857.3	521.4	2,085.5	1,432.6
Government	651.3	529.7	1,859.6	1,698.7
Global Services	367.8	279.5	1,116.0	896.9
Power	94.6	31.7	292.7	251.5

Total external revenue	$3,418.5	$2,362.7	$9,198.2	$6,640.4

	Three Months Ended		Nine Months Ended
Operating Profit (Loss)	September 30		September 30
($ in millions)	2005	2004	2005	2004

Oil & Gas	$84.1	$51.0	$188.0	$111.7
Industrial & Infrastructure	43.5	18.8	0.5	41.1
Government	20.9	18.3	49.5	63.5
Global Services	26.5	26.7	81.3	70.1
Power	5.9	(10.1)	12.0	16.8

Total Operating Profit	$180.9	$104.7	$331.3	$303.2

A reconciliation of the segment information to consolidated amounts for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2005	2004 *	2005	2004 *

Total segment operating Profit	$180.9	$104.7	$331.3	$303.2
Corporate administrative and general expense	25.1	32.9	90.9	93.7
Interest income, net	(1.7)	(1.1)	(3.2)	(1.0)

Earnings before taxes	$157.5	$72.9	$243.6	$210.5

*	Cost of revenues as previously reported in the Form 10-Q for the quarterly period ended September 30, 2004 has been reduced by $9.2 million to reclassify certain accrual adjustments that were previously reported as corporate administrative and general expense. This reclassification increased previously reported segment operating profit in the following amounts: Oil & Gas, $4.4 million; Industrial & Infrastructure, $3.5 million; and Global Services, $1.3 million.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
The following table summarizes non-operating (income) and expense items reported in corporate administrative and general expense:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2005	2004	2005	2004

Sales of portfolio properties	$(10.4)	$(5.4)	$(14.6)	$(12.8)
Other, net	0.4	0.1	2.8	1.6

Total	$(10.0)	$(5.3)	$(11.8)	$(11.2)

Total assets for the Oil & Gas segment decreased to $521.8 million at September 30, 2005 from $731.2 million at December 31, 2004. The change was the primary result of the settlement of claims on the Hamaca Crude Upgrader project (see further discussion in Note 9). Total assets for the company’s other segments have generally fluctuated in response to changes in the stages of project execution activities during the current year.

(7)	In December 2004, the company filed a “shelf” registration statement for the issuance of up to $500 million of any combination of debt securities or common stock, the proceeds from which could be used for debt retirement, the funding of working capital requirements or other corporate purposes. The company has entered into a distribution agreement for up to 2,000,000 shares of common stock. During the quarter ended September 30, 2005, no shares were sold under this distribution agreement. For the nine months ended September 30, 2005, the company sold 758,367 shares realizing net proceeds of $41.8 million.

(8)	During the third quarter of 2005, the company implemented a plan design change to a non-U.S. defined benefit plan, retroactive to January 1, 2005 and revised certain assumptions for the plan. The impact of these changes was a reduction of $7.7 million to net periodic pension expense for the current year, $5.8 million of which is included in the net periodic pension expense for the three and nine months ended September 30, 2005.

Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2005	2004	2005	2004

Service cost	$5,466	$8,828	$23,633	$26,525
Interest cost	9,467	10,574	31,361	31,772
Expected return on assets	(12,943)	(12,586)	(39,672)	(37,815)
Amortization of transition asset	3	(177)	9	(531)
Amortization of prior service cost	(27)	(25)	(82)	(77)
Recognized net actuarial loss	3,019	4,621	11,773	13,869

Net periodic pension expense	$4,985	$11,235	$27,022	$33,743

The company currently expects to fund approximately $80 million to $100 million during 2005 compared with $30 million funded in 2004. During the nine months ended September 30, 2005, contributions of approximately $39 million were made to the company’s non-U.S. defined benefit pension plans.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
Net periodic postretirement benefit cost includes the following components:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2005	2004	2005	2004

Service cost	$—	$—	$—	$—
Interest cost	400	420	1,200	1,387
Expected return on assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	225	142	675	604

Net periodic postretirement benefit cost	$625	$562	$1,875	$1,991

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.
(9)	The company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Clients have made claims arising from engineering and construction contracts against the company, and the company has made claims against clients for costs incurred in excess of the current contract provisions. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $134 million and $105 million at September 30, 2005 and December 31, 2004, respectively. The company does not expect that failure to realize claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

The company participates in a 50/50 joint venture for a transportation infrastructure project located in California. In 2004, the company recorded a $28 million charge for its proportional share of estimated cost overruns on the project. The project continues to experience circumstances, such as owner-directed scope changes and delays that could result in additional charges in the future. The company continues to evaluate the impact of these matters on its estimated project costs, as well as claims for recoveries and other contingencies on the project. Based on this evaluation, the company recorded an additional charge of $3.2 million during the third quarter of 2005.

The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. As of September 30, 2005, several matters relating to completed and in-progress projects and certain other matters are in the dispute resolution process. The following discussion provides a background and current status of certain of these matters:

Hamaca Crude Upgrader

During the third quarter of 2005 the company settled all outstanding claims with the owners’ consortium on the Hamaca Crude Upgrader Project in Jose, Venezuela. The pending arbitration proceedings have been dismissed. The settlement is intended to reimburse the company for its incurred costs arising from disputed change orders on the project and for its cost of capital in funding those incurred costs. As a result, in the third quarter, all project related costs previously deferred were eliminated from the balance sheet and the settlement was recognized in revenue resulting in recognition of $30.5 million in pre-tax earnings in the Oil & Gas segment.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
Ritz Carlton Cayman Islands
On June 23, 2005, Fluor Daniel Caribbean, Inc. (“FD Caribbean”), a wholly owned subsidiary of the company, received an unfavorable jury verdict awarding $28.8 million to the developer of a resort hotel project in the Caribbean. FD Caribbean was the general contractor on the project, which is located in the Cayman Islands. As a consequence, the company recorded a $65 million charge in its second quarter to recognize the jury award, estimated attorney fees and pre-judgment interest, and reversal of previously billed accounts receivable for work performed on the project. At the time of the original jury decision, the company strongly believed the verdict was not supported by the facts or by applicable law. On September 15, 2005, the judge who tried the case granted the company’s motion for a new trial, setting aside the unfavorable verdict in its totality. On September 29, 2005, in lieu of a new trial, the parties have stipulated to a judgment of no liability in favor of either side, and the action has been dismissed with prejudice.
The financial impact in the third quarter of 2005 is a reversal of the jury award including estimated interest and attorney fees totaling $32.9 million. The reversal restores the company’s ability to absorb foreign taxes incurred in high tax jurisdictions, resulting in the recognition of foreign tax credits that could not previously be utilized.
London Connect Project
The company filed for arbitration proceedings in February 2005 in connection with its London Connect Project, a $500 million lump sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system. The company is seeking relief through arbitration proceedings for two issues. The first is the overall delay and disruption related to the contract, which has hearings scheduled to commence in May 2006. The second is for scope disputes concerning the enabling of the various train stock to accept the new telecommunications network equipment. The company has not received a procedural order indicating when hearings will begin on the second issue. Costs incurred amounting to $22.7 million relating to delay and disruption are being recognized as claims.
Embassy Projects
The company has 11 embassy projects that are in various stages of completion under contracts with the United States Department of State. The company has recognized losses totaling $41.8 million in the nine months ended September 30, 2005 due to unanticipated circumstances on four of these projects. Claims for equitable adjustment totaling approximately $84 million have been identified on seven projects and costs totaling $43.3 million related to these claims have been incurred and recognized in revenue in the nine months ended September 30, 2005. Additional claim recoveries continue to be evaluated. These projects have been adversely impacted by higher costs due to scope changes, unexpected execution problems, increases in material cost and subcontractor difficulties. The company is seeking recoveries and is preparing requests for equitable adjustment which will be submitted to the client in the fourth quarter of 2005.
U.S. Department of Justice Civil Lawsuit
U.S.D.C., Central District of California
On November 1, 2005, the company entered into an agreement to settle a civil lawsuit without any admission of company liability involving the U.S. Department of Justice. The case, initiated in March 2000 by a former employee, was settled for $12.5 million, resolving a dispute relating to the company’s distribution of overhead expenses to government contracts between 1995 and 1998. The case had been under court-ordered seal. A pre-tax charge of $5 million is included in the

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
operating results of the Government segment for the third quarter of 2005. The remaining $7.5 million had been previously provided, and therefore, did not affect operating results for the third quarter of 2005.
The settlement relates to operations in the late 1990s and does not impact current operations. The company’s government accounting practices are well documented and have been continuously reviewed and accepted by government regulators and third-party experts and the company believes that it would have ultimately prevailed. However, the settlement allows the company to focus on current and future operations without further distraction.
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
Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al
In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded. In January 2005 the arbitration panel indicated that it would be rendering its decision in two phases; the first to be a decision on entitlement and second, a decision on damages. On May 4, 2005 the arbitration panel issued a partial award on entitlement issues which confirmed Fluor’s entitlement to recovery of certain of its claims for costs incurred in construction of the plant. A decision determining the amount recoverable has yet to be issued by the arbitration panel.
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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
In December 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. The lien action remains stayed pending completion of the arbitration of D/FD’s claims against DIG and DIG’s claims against D/FD. An arbitration panel has been appointed and the arbitration is underway.
(10)	In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. As of September 30, 2005, the amount of guarantees outstanding measured on this basis increased to $2.4 billion compared with $1.8 billion as of December 31, 2004 as the principal result of a new transportation infrastructure joint-venture project.

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

During the third quarter of 2005 the company was awarded a $524 million Infrastructure project to design, build, maintain and finance a new telecommunications system throughout England’s motorways. The project will be executed through a joint venture in which the company owns a 45 percent interest. The joint venture will borrow approximately $260 million on a non-recourse basis which along with partner capital contributions totaling approximately $40 million will be used to construct the upgraded telecommunications infrastructure. During construction the existing telecommunications system will be operated and maintained. Upon completion of the upgrade the entire system will be operated and maintained under a services agreement extending through 2016. The company is currently evaluating the joint venture arrangement and will determine any additional reporting responsibilities with respect to its participation in the fourth quarter.

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $761 million in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
or for performance and completion guarantees on engineering and construction contracts. As of September 30, 2005, the company had utilized $309 million of its letter of credit capacity compared with $392 million as of December 31, 2004. The company also posts surety bonds primarily on state and local government projects to guarantee its performance on contracts.
Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of September 30, 2005, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2004 annual report on Form 10-K.
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

The cost of employee displacements are being accrued ratably starting in the third quarter of 2005 through the anticipated date of the Southern California headquarters office closure in the second quarter of 2006. All other relocation and hiring costs will be charged to expense as incurred.

For the three months ended September 30, 2005, corporate administrative and general expenses include $2.5 million for relocation costs, which comprises the accrual for employee displacement costs and other direct expenses. Employee relocation and hiring costs and facility relocation costs totaling approximately $3 million are expected to be incurred during the remainder of 2005, with an additional amount of approximately $19 million to be incurred during 2006. All future employee displacement, relocation and hiring costs will also be included in corporate administrative and general expense.

The existing corporate facility in Aliso Viejo was sold in September 2005. A short-term, market rate lease-back has been negotiated with the buyer that will allow the company to continue to occupy the facility for up to 18 months. The capital cost of the new Texas headquarters is expected to approximate $60 million and will be paid from available cash resources including proceeds from the sale of the existing headquarters facility.

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

RESULTS OF OPERATIONS
Results of operations in the three and nine months ended September 30, 2005 were net earnings of $131.2 million or $1.51 per diluted share and $162.2 million or $1.88 per diluted share, respectively. These results compare with net earnings of $47.3 million or $0.57 per diluted share and $138.8 million or $1.68 per diluted share, respectively for the corresponding periods of 2004. The Oil & Gas, Government and Global Services segments had improved or essentially unchanged performance in the three months ended September 30, 2005 compared with the same period in 2004. Pre-tax operating results for the three month period in 2005 include $30.5 million from the settlement of claims on the Hamaca Crude Oil Upgrader (“Hamaca”) project and $32.9 million from the partial reversal of a second quarter provision for a jury award and other costs discussed further below. In addition, gains of $10.4 million from the sale of the current corporate facility and another real estate asset were recognized during the 2005 three month period. During the 2004 three month period, a $5.5 million pre-tax gain related to the final disposal of a residual interest in a property that was sold by the company in 1985 was realized. The pre-tax operating results for the nine months ended September 30, 2005 and 2004 include gains of $14.6 million and $7.4 million, respectively, from the sale of real estate assets. In addition, the 2004 nine month period includes the $5.5 million gain from the residual property interest previously mentioned.
Revenues for the three and nine months ended September 30, 2005 were $3.4 billion and $9.2 billion, respectively, compared with $2.4 billion and $6.6 billion, respectively for the 2004 comparison periods. All segments have experienced significant revenue growth in 2005. Additionally, the Oil & Gas segment recognized approximately $294 million of revenue during the third quarter of 2005 as the result of the Hamaca settlement.
As the result of international embassy contract provisions recorded in the first quarter of 2005 and a $65 million charge during the second quarter of 2005 associated with the unfavorable jury award on a project in the Cayman Islands, which represents a foreign loss, the company’s ability to absorb foreign taxes incurred in high tax jurisdictions was significantly diminished; accordingly, certain foreign earnings were subject to both U.S. and foreign taxes without an offsetting foreign tax credit during the first half of the year. The set-aside of the jury verdict and no-liability resolution of the Cayman Islands hotel project, along with the settlement of the Hamaca Crude Upgrader project claims during the third quarter of 2005, substantially reverse the foreign losses recorded in prior quarters and restore the company’s ability to absorb foreign taxes incurred in high tax jurisdictions. This coupled with the tax benefit attributable to the foreign repatriation provision enacted under the American Jobs Creation Act of 2004 (the “Jobs Act”) discussed further below (see “OTHER”) gave rise to the low 16.7 percent effective tax rate in the current quarter and restored the year-to-date rate to a more expected level of 33.4 percent.
Consolidated new awards for the three and nine months ended September 30, 2005 were $2.5 billion and $9.1 billion, respectively, compared with $3.2 billion and $9.7 billion, respectively, in the comparable 2004 periods. The Oil & Gas and Industrial & Infrastructure segments had lower new awards in the 2005 three-month period, partly offset by an increase for the Global Services segment.
Consolidated backlog at September 30, 2005 increased 7 percent to $14.7 billion from $13.7 billion at September 30, 2004. Approximately 59 percent of consolidated new awards for the nine months ended September 30, 2005 were for projects located outside of the United States. As of September 30, 2005, approximately 62 percent of consolidated backlog relates to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

OIL & GAS
Revenues and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2005	2004	2005	2004

Revenues	$1,447.5	$1,000.4	$3,844.4	$2,360.7
Operating profit	84.1	51.0	188.0	111.7
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
Revenues increased by 45 percent and 63 percent in the three and nine months ended September 30, 2005 compared with the corresponding periods of 2004 due to the continued increase in global project execution activities that have been experienced over the past two years and recognized revenues of $294 million on the Hamaca project settlement, which is discussed further below. Operating profit for the three months ended September 30, 2005 includes $30.5 million from the settlement of claims on the Hamaca project. Operating profit margin has increased to 5.8 percent and 4.9 percent for the three and nine month periods ended September 30, 2005 compared with 5.1 percent and 4.7 percent for the corresponding periods of 2004. Excluding the impact of the Hamaca settlement, the operating profit margins have declined slightly during 2005, primarily as the result of client furnished materials expended during the current phase of construction activity.
During the third quarter of 2005 the company settled all outstanding claims with the owners’ consortium on the Hamaca Crude Upgrader Project in Jose, Venezuela. The pending arbitration proceedings have been dismissed. The settlement is intended to reimburse the company for its incurred costs arising from disputed change orders on the project and for its cost of capital in funding those incurred costs. As a result, in the third quarter, all project related costs previously deferred were eliminated from the balance sheet and the settlement was recognized in revenue resulting in recognition of $30.5 million in pre-tax earnings in the Oil & Gas segment.
Total assets for the Oil & Gas segment decreased to $521.8 million at September 30, 2005 from $731.2 million at December 31, 2004 primarily as a result of the settlement of claims on the Hamaca project.
New awards for the three months ended September 30, 2005 were $179 million compared with $906 million in the comparable period of 2004. The decline in new awards during the 2005 period resulted primarily from a delay in the award of one large gas complex project that was received and will be recognized in the fourth quarter.
Backlog at September 30, 2005 decreased to $5.3 billion compared with $5.5 billion at September 30, 2004, reflecting the decline in third quarter new awards. A backlog adjustment for the Hamaca settlement was recorded during the third quarter of 2005, concurrent with the revenue recognition, resulting in no net change in backlog during the current quarter.

INDUSTRIAL & INFRASTRUCTURE
Revenues and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2005	2004	2005	2004

Revenues	$857.3	$521.4	$2,085.5	$1,432.6
Operating profit	43.5	18.8	0.5	41.1
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
Revenues have increased significantly during 2005 as the result of the strength of 2004 contract awards, including substantial amounts of customer-furnished materials.
Operating profit for the three months ended September 30, 2005 increased significantly compared with the three months ended September 30, 2004. The increase includes $32.9 million from the partial reversal of a second quarter provision for a jury award and other costs on a Cayman Islands project, partly offset by lower current year operating profit contribution from an international infrastructure project and a charge of $3.2 million associated with a transportation infrastructure project in California.
Operating profit for the nine months ended September 30, 2005 decreased significantly compared with the same period in 2004. This decrease resulted primarily from the $32.1 million charge relating to the no-liability resolution of a Cayman Islands project, the $3.2 million transportation infrastructure project charge discussed in the previous paragraph, a $9 million second quarter charge for disputed change orders on another project and first quarter of 2005 claim settlements totaling approximately $10 million.
On June 23, 2005, Fluor Daniel Caribbean, Inc. (“FD Caribbean”), a wholly owned subsidiary of the company, received an unfavorable jury verdict awarding $28.8 million to the developer of a resort hotel project in the Caribbean. FD Caribbean was the general contractor on the project, which is located in the Cayman Islands. As a consequence, the company recorded a $65 million charge in its second quarter to recognize the jury award, estimated attorney fees and pre-judgment interest, and reversal of previously billed accounts receivable for work performed on the project. At the time of the original jury decision, the company strongly believed the verdict was not supported by the facts or by applicable law. On September 15, 2005, the judge who tried the case granted the company’s motion for a new trial, setting aside the unfavorable verdict in its totality. On September 29, 2005, in lieu of a new trial, the parties have stipulated to a judgment of no liability in favor of either side, and the action has been dismissed with prejudice.
The financial impact in the third quarter of 2005 is a reversal of the jury award including estimated interest and attorney fees totaling $32.9 million. The reversal also contributed to restoring the company’s ability to absorb foreign taxes incurred in high tax jurisdictions, resulting in the recognition of foreign tax credits that could not previously be utilized.
The company participates in a 50/50 joint venture for a transportation infrastructure project located in California. In 2004, the company recorded a $28 million charge for its proportional share of estimated cost overruns on the project. The project continues to be subject to circumstances, such as owner-directed scope changes and delays that could result in additional charges in the future. The company continues to evaluate the impact of these circumstances on its estimated project costs, as well as claims for recoveries and other contingencies on the project. Based on this evaluation, the company recorded an additional charge of $3.2 million during the third quarter of 2005.

The company filed for arbitration proceedings in February 2005 in connection with its London Connect Project, a $500 million lump sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system. The company is seeking relief through arbitration proceedings for two issues. The first is the overall delay and disruption related to the contract, which has hearings scheduled to commence in May 2006. The second is for scope disputes concerning the enabling of the various train stock to accept the new telecommunications network equipment. The company has not received a procedural order indicating when hearings will begin on the second issue. Costs incurred amounting to $22.7 million relating to delay and disruption are being recognized as claims.
New awards for the three months ended September 30, 2005 were $690 million compared with $840 million for the 2004 comparison period. Backlog decreased to $4.0 billion at September 30, 2005 compared with $4.6 billion at September 30, 2004. During the first three quarters of 2005, the segment experienced three life sciences project cancellations of $282 million, $80 million and $334 million, respectively.
GOVERNMENT
Revenues and operating profit for the Government segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2005	2004	2005	2004

Revenues	$651.3	$529.7	$1,859.6	$1,698.7
Operating profit	20.9	18.3	49.5	63.5
The increase in revenues in the three and nine months ended September 30, 2005 compared with the same periods in the prior year was primarily the result of increases in the level of work performed on projects in Iraq. Work performed in Iraq contributed approximately $232 million and $575 million, respectively, in revenue in the three and nine months ended September 30, 2005 compared with $145 million and $503 million, respectively, in the comparable 2004 periods.
The increase in operating profit for the three months ended September 30, 2005 compared with the corresponding period in 2004 includes the favorable impacts of increased work in Iraq and improved margin on Department of Energy projects, partly offset by a $5 million charge related to the settlement of a civil lawsuit with the U.S. Department of Justice and additional provisions of $4.3 million on certain embassy projects. Operating profit for the nine months ended September 30, 2005 includes the impact of provisions recognized on four embassy projects totaling $41.8 million. The company has 11 embassy projects that are in various stages of completion under contracts with the United States Department of State. Claims for equitable adjustment on seven of these projects totaling approximately $84.0 million have been identified, and $43.3 million in costs relating to these claims have been incurred and recognized in revenue in the nine months ended September 30, 2005. Additional claim recoveries continue to be evaluated. These embassy projects have been adversely impacted by higher costs due to scope changes, unexpected execution problems, increases in material cost and subcontractor difficulties. The impact of the embassy provisions was partly offset by increased margin on the Fernald project. The segment has recognized unbilled fees totaling $124 million related to this project at September 30, 2005, including $6 million and $33 million, respectively, during the three and nine months ended September 30, 2005, compared with $10 million and $17 million, respectively, in the same periods of 2004. Fees recognized in 2005 include the favorable impact of accelerated completion. These fees will be billed upon project completion in 2006.
New awards for the three months ended September 30, 2005 was $1.1 billion, slightly below the $1.2 billion of new awards in the 2004 comparison period.

Backlog at September 30, 2005 was $1.7 billion, level with backlog at the end of the third quarter of 2004.
GLOBAL SERVICES
Revenues and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2005	2004	2005	2004

Revenues	$367.8	$279.5	$1,116.0	$896.9
Operating profit	26.5	26.7	81.3	70.1
Revenue increased 32 percent and 24 percent, respectively, in the three and nine months ended September 30, 2005 compared with the same periods in 2004. The third quarter increase included growth in all sectors of the business. The operating profit margin decreased to 7.2 percent in the third quarter of 2005 compared with 9.6 percent in the 2004 period, principally as the result of a shift in the mix of business during 2005 among the segment’s various service lines. The operating profit margin for the nine months ended September 30, 2005 was consistent with the prior year period.
New awards and backlog for Global Services reflect operations and maintenance activities only. The equipment, temporary staffing and global procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. New awards for the three months ended September 30, 2005 were $511 million compared with $275 million for the 2004 comparison period, reflecting the addition of a major environmental capital project for an existing client and one new maintenance client. Also during the third quarter of 2005, a change of circumstances occurred on a large maintenance contract which necessitated the removal of $400 million in client furnished materials from backlog. Backlog for Global Services at September 30, 2005 was $2.8 billion compared with $1.9 billion at September 30, 2004, reflecting the impact of continued growth in the number of client sites served.
POWER
Revenues and operating profit (loss) for the Power segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2005	2004	2005	2004

Revenues	$94.6	$31.7	$292.7	$251.5
Operating profit (loss)	5.9	(10.1)	12.0	16.8
As the result of a shift in the markets served by and the types of projects awarded to ICA Fluor, commencing in the third quarter of 2004, its operating results, new awards and backlog are included in the Oil & Gas segment rather than the Power segment where it was previously reported. Prior periods have not been restated for the change in segment classification of ICA Fluor.
In July 2003, the company jointly announced with Duke Energy Corporation the decision to dissolve the Duke/Fluor Daniel partnership (“D/FD”) as a result of the significant decline in the construction of new power plants. The dissolution is not expected to have a material impact on results of operations or financial position of the company. The dissolution is in progress and is expected to be substantially completed in 2005 as remaining project activities are concluded.

Revenues increased significantly in the three months ended September 30, 2005 compared with the same period in 2004. The improvement is the result of increasing project execution activity on recent contract awards.
The 6.2 percent operating profit margin for the third quarter of 2005 includes the favorable impact of closeouts of certain D/FD contracts. Unexpected costs associated with the start-up and commissioning of a waste-coal power plant were the cause of the operating loss for the three months ended September 30, 2004.
The operating profit margin declined to 4.1 percent for the nine months ended September 30, 2005 compared with 6.7 percent in the 2004 period. The 2004 margin reflects performance on projects that were either completed or nearing completion where profit recognition is strongest, partly offset by unexpected costs associated with the waste-coal power plant start-up and commissioning. Operating profit in the 2004 nine-month period also includes the favorable impact of a settlement for a dispute relating to a project that was completed in 2002.
Demand for new power generation has increased modestly in recent quarters following a downturn in power plant construction activity. New project awards in the third quarter of 2005 were $13 million compared with $9 million in the prior year comparison period. Backlog at September 30, 2005 was $869 million compared with $78 million at September 30, 2004. All projects in backlog will be performed 100 percent by Fluor.
OTHER
Corporate general and administrative expense for the three and nine months ended September 30, 2005 was $25.1 million and $90.9 million, respectively, compared with $32.9 million and $93.7 million in the corresponding periods of 2004. Gains on the sale of real estate assets are included in both years. Included in the three and nine months ended September 30, 2005 are pre-tax gains of $10.4 million and $14.6 million, respectively, from the sale of real estate assets. This compares with a $7.4 million pre-tax gain from the sale of three real estate assets in the first quarter of 2004 and a $5.5 million pre-tax gain from the final disposal of a residual property interest in the third quarter of 2004.
During the third quarter of 2005, net interest income was $1.7 million compared with $1.1 million net interest income reported in the same period of 2004. For the nine months ended September 30, 2005 net interest income was $3.2 million compared to $1.0 million net interest income in the corresponding period of 2004.
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
The cost of employee displacements are being accrued ratably starting in the third quarter of 2005 through the anticipated date of the Southern California headquarters office closure in the second quarter of 2006. All other relocation and hiring costs will be charged to expense as incurred.
For the three months ended September 30, 2005, corporate administrative expenses include $2.5 million for relocation costs, which comprises the accrual of employee displacement costs and other direct expenses. Employee relocation and hiring costs and facility relocation costs totaling approximately $3 million are expected to be incurred during the remainder of 2005, with an additional amount of approximately $19 million to be incurred during 2006. All future employee displacement, relocation and hiring costs will also be included in corporate administrative and general expense.

The existing corporate facility in Aliso Viejo was sold in September 2005. A short-term, market rate lease-back has been negotiated with the buyer that will allow the company to continue to occupy the facility for up to 18 months. The cost of the new Texas headquarters is expected to approximate $60 million and will be paid from available cash resources including proceeds from the sale of the current headquarters facility.
The effective tax rate on the company’s operations for the three and nine months ended September 30, 2005 was 16.7 percent and 33.4 percent compared with 35.2 percent and 34.1 percent in the 2004 comparison periods. The effective tax rate for the nine months ended September 30, 2005 has returned to a more typical annualized level of 33.4 percent from the effective tax rate of 64.1 percent for the six months ended June 30, 2005. Foreign losses, including the international embassy contract provisions discussed under “Government” above and the Cayman Islands project jury award, reduced the company’s ability to absorb excess foreign taxes incurred in high tax jurisdictions, resulting in the significant increase of the effective tax rate during the first half of 2005. The partial reversal of the Cayman Islands project jury award and the settlement of the Hamaca project claims during the third quarter of 2005 substantially reversed the foreign losses recorded in prior quarters and restored the company’s ability to absorb foreign taxes incurred in high tax jurisdictions. This coupled with the tax benefit attributable to the foreign repatriation provision enacted under the American Jobs Creation Act of 2004 (the “Jobs Act”) as more fully discussed below produced a favorable impact for the quarter. Nine month effective tax rates for 2005 and 2004 are fairly comparable. The effective tax rate for the full current year is projected to be between 28 and 33 percent compared with 33.6 percent for 2004.
On October 22, 2004, the Jobs Act was signed into law. Among its various provisions, the Jobs Act creates a one-time incentive for U.S. corporations to repatriate certain qualified foreign earnings by providing an 85 percent dividends received deduction, subject to specific reinvestment guidelines and certain limitations. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 allows companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Jobs Act on a company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purpose of applying Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”
On August 11, 2005, the company’s Domestic Reinvestment Plan (the “Plan”) prepared pursuant to the Jobs Act was approved by the company’s Chief Executive Officer. The Plan was ratified by the Executive Committee of the company’s Board of Directors on August 29, 2005.
On September 29, 2005, approximately $89 million was repatriated from certain foreign subsidiaries of the company, including certain previously taxed income and the base year amount as provided under the repatriation provision of the Jobs Act. The results of operations for the three and nine months ended September 30, 2005 include a tax benefit of $4.1 million attributable to the dividends received deduction net of the foreign tax credits given up in exchange for such deduction. As the computation of the above tax benefit took into account, among other things, the projected earnings and foreign taxes to be incurred by the distributing subsidiaries for the full year of 2005, a true-up will be required at the end of the year.
In addition, the computation of the above tax benefit was based on the repatriation statute enacted under the Jobs Act and a series of notices issued to date by the U.S. Treasury Department and the Internal Revenue Service (“IRS”) in connection with such repatriation provision. This tax benefit may be impacted by future law changes enacted by Congress or the further guidance issued by the U.S. Treasury Department or the IRS. The impact of such future changes will be reflected in the financial reporting period in which any such change in law is enacted or becomes effective.

ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123-R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Upon adoption of SFAS 123-R, pro forma disclosure of the impact of share-based payments to employees is no longer permitted.
The provisions of SFAS 123-R apply to awards granted after the required effective date of the statement, which is no later than January 1, 2006 for the company. Initial application to existing unvested stock option awards may be based on either a modified prospective method or a modified retrospective method. The method of application selected by the company will determine which, if any, previously reported operating results will be restated.
As permitted by SFAS 123, the company currently accounts for share-based payments to employees using the intrinsic value method pursuant to APB 25 and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123-R’s fair value method will have an impact on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123-R will not be material based on unvested options outstanding at September 30, 2005. Had SFAS 123-R been adopted in prior periods, the impact would be as presented in the disclosure of pro forma earnings and earnings per share in Note 5 in the Condensed Consolidated Financial Statements. Adoption of the new standard will also have an impact on the timing of expense recognition for new stock based awards, as discussed in Note 5 in the Condensed Consolidated Financial Statements.
SFAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement will generally impact cash provided or utilized by operating activities with equal offset in cash flows from financing activities in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $11.0 million and $5.7 million in the nine month periods ended September 30, 2005 and 2004, respectively.
LITIGATION AND MATTERS IN DISPUTE RESOLUTION
As of September 30, 2005, several matters relating to completed and in progress projects and certain other matters are in the dispute resolution process. The following discussion provides a background and current status of certain of these matters:
Hamaca Crude Upgrader
Discussion of the status of the Hamaca project is included above under Oil & Gas.
Ritz Carlton Cayman Islands
Discussion of the status of this project is included above under Industrial & Infrastructure.
London Connect Project
Discussion of the status of the London Connect project is included above under Industrial & Infrastructure.

Embassy Projects
Discussion of the status of these projects is included above under Government.
U.S. Department of Justice Civil Lawsuit
U.S.D.C., Central District of California
On November 1, 2005, the company entered into an agreement to settle a civil lawsuit without any admission of company liability involving the U.S. Department of Justice. The case, initiated in March 2000 by a former employee, was settled for $12.5 million, resolving a dispute relating to the company’s distribution of overhead expenses to government contracts between 1995 and 1998. The case had been under court-ordered seal. A pre-tax charge of $5 million is included in the operating results of the Government segment for the third quarter of 2005. The remaining $7.5 million had been previously provided, and therefore, did not affect operating results for the third quarter of 2005.
The settlement relates to operations in the late 1990s and does not impact current operations. The company’s government accounting practices are well documented and have been continuously reviewed and accepted by government regulators and third-party experts and the company believes that it would have ultimately prevailed. However, the settlement allows the company to focus on current and future operations without further distraction.
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
Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al
In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded. In January 2005 the arbitration panel indicated that it would be rendering its decision in two phases; the first to be a decision on entitlement and second, a decision on damages. On May 4, 2005 the arbitration panel issued a partial award on entitlement issues which confirmed Fluor’s entitlement to recovery of certain of its claims for costs incurred in construction of the plant. A decision determining the amount recoverable has yet to be issued by the arbitration panel.
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
In December 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. The lien action remains stayed pending completion of the arbitration of D/FD’s claims against DIG and DIG’s claims against D/FD. An arbitration panel has been appointed and the arbitration is underway.
FINANCIAL POSITION AND LIQUIDITY
During the nine months ended September 30, 2005, cash was generated primarily from operations, including cash received from the settlement of the Hamaca claims, the issuance of common stock and the sale of certain real estate assets.
In the nine months ended September 30, 2005, cash provided by operating activities was $659.5 million and included cash received from the settlement of claims on the Hamaca project, earnings sources and increases in advance billings on contracts in the Oil & Gas, Industrial & Infrastructure and Government segments. Cash provided by operating activities during the first nine months of 2004 was $17.3 million, which included reductions associated with progress on the Hamaca project of $73.6 million and a $27.8 million decrease in advances from D/FD as power projects were completed and advance payments previously received from clients on those projects were expended.
Cash utilized by investing activities was $98.8 million in the first nine months of 2005 compared with $25.7 million in the 2004 comparison period. During 2005 the company received $45.0 million in proceeds from the sale of three real estate properties and $17.0 million from the disposal of other property and equipment. Investing cash flows in the nine months ended September 30, 2004 included $59.7 million in proceeds from the sale of three real estate properties and a residual property interest and $16.7 million from the disposal of other property, plant and equipment. During 2004, $33.0 million was used to acquire Trend Western Technical Corporation. Capital expenditures, primarily for ongoing renewal and replacement in the construction equipment operations, including hurricane relief contracts in the United States and operations in Iraq and Eastern Europe were $145.3 million in the nine months ended September 30, 2005 compared with $68.8 million in the same period of 2004. A joint-venture entity that will maintain telecommunications facilities for the London Underground was funded during 2005, resulting in a cash investment of $13.6 million.
Cash utilized by financing activities in the first nine months of 2005 included a $129.9 million repayment of commercial paper. Partially offsetting this cash outflow were proceeds from the issuance of 758,367 shares of common stock for $41.8 million. During 2004, net proceeds of $322.5 million were realized from the issuance of convertible senior notes. A portion of the proceeds from this issuance was used to repay $100 million of outstanding debt on the company’s Aliso Viejo, California facilities and $121.5 million of commercial paper. Also impacting cash flows in the first nine months of both 2005 and 2004 was $40.2 million and $33.7 million, respectively, in cash received from the exercise of stock options. Cash utilized for the payment of dividends ($0.48 per share) in the nine months ended September 30, 2005 and 2004 was $41.5 million and $40.0 million, respectively. The company’s total debt to total capitalization (“debt-to-capital”) ratio at September 30, 2005 was 18.5 percent compared with 26.3 percent at December 31, 2004.
Liquidity is provided by cash generated from operations, advance billings on contracts in progress and access to financial markets. As customer advances are reduced through use in project execution and if not replaced by advances on new projects, the company’s cash position would be reduced. The requirements for operating liquidity could result in the need for short-term borrowings. For the next 12 months, cash generated from operations supplemented as necessary by borrowings under credit facilities and the issuance of debt or equity securities are expected to be sufficient to fund operations. The total cost of acquisition and construction of the new corporate headquarters in the Dallas/Fort Worth metropolitan area are expected to be approximately $60 million, and will be funded from available cash resources over the next six to nine months. As of September 30, 2005, approximately $9 million of the cost of the new corporate headquarters had been paid.
Off-Balance Sheet Arrangements
The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $761 million in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. As of September 30, 2005, the company had utilized $309 million of its letter of credit capacity compared with $392 million as of December 31, 2004. The company also posts surety bonds primarily on state and local government projects to guarantee its performance on contracts.
In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and for other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution. As of September 30, 2005, the amount of guarantees outstanding measured on this basis increased to $2.4 billion compared with $1.8 billion as of December 31, 2004 as the principal result of a new transportation infrastructure joint-venture project.
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
During the third quarter of 2005 the company was awarded a $524 million Infrastructure project to design, build and finance a new telecommunications system throughout England’s motorways. The project will be executed through a joint venture in which the company owns a 45 percent interest. The joint venture will borrow approximately $260 million on a non-recourse basis which along with partner capital contributions totaling approximately $40 million will be used to construct the upgraded telecommunications infrastructure. During construction the existing telecommunications system will be operated and maintained. Upon completion of the upgrade the entire system will be operated and maintained under a services agreement extending through 2016. The company is currently evaluating the joint venture arrangement and will determine any additional reporting responsibilities with respect to its participation in the fourth quarter.
Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of September 30, 2005, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2004 annual report on Form 10-K.

Financial Instruments
The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At September 30, 2005, the company had forward foreign exchange contracts of less than 17 months duration to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts at September 30, 2005 was $48 million.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes on this matter in the first nine months of 2005. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2004 remain current.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
Three and Nine Months Ended September 30, 2005 and 2004
UNAUDITED

	Three Months Ended
	September 30
$ in millions	2005	2004

Backlog – beginning of period	$15,666.4	$12,919.4
New awards	2,533.3	3,225.4
Adjustments and cancellations, net	(195.0)	(86.3)
Work performed	(3,342.2)	(2,312.6)

Backlog – end of period	$14,662.5	$13,745.9

	Nine Months Ended
	September 30
$ in millions	2005	2004

Backlog – beginning of period	$14,765.8	$10,607.1
New awards	9,114.3	9,659.6
Adjustments and cancellations, net	(211.5)	(21.9)
Work performed	(9,006.1)	(6,498.9)

Backlog – end of period	$14,662.5	$13,745.9

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
See the section entitled “Results of Operations – Oil & Gas” in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above for a discussion of the settlement of claims relating to the Hamaca Crude Upgrader project.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about purchases by the company during the quarter ended September 30, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities
(in thousands, except per share data)

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased(1)	per Share	Programs	Program(2)

July 1, 2005 – July 31, 2005	0	$0.00	N/A	4,141

August 1, 2005 – August 31, 2005	0	0.00	N/A	4,141

September 1, 2005 – September 30, 2005	16	60.93	N/A	4,141

(1)	Shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)	On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. That authorization is ongoing and does not have an expiration date.

Item 6. Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (12)

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (5)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan as amended and restated as of March 30, 2005 (12)

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (6)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (7)

10.8	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (5)

10.9	Directors’ Life Insurance Summary(1)

10.10	Fluor Executives’ Supplemental Benefit Plan (1)

10.11	Fluor Corporation Retirement Plan for Outside Directors (1)

10.12	Executive Severance Plan (9)

10.13	2001 Key Employee Performance Incentive Plan as amended and restated as of March 30, 2005 (12)

10.14	2001 Fluor Stock Appreciation Rights Plan (7)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan as amended and restated as of March 30, 2005 (12)

10.16	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (10)

10.17	Code of Ethics and Business Conduct, as amended and restated (11)

10.18	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (11)

10.19	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

Exhibit	Description
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.18 to the Registrant’s report on Form 10-Q dated August 9, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on August 9, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on November 9, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on May 5, 2005 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date: November 3, 2005	/s/ D. Michael Steuert

D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date: November 3, 2005	/s/ V. L. Prechtl

V. L. Prechtl
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (12)

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann (1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A. Stevens (5)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan as amended and restated as of March 30, 2005 (12)

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (6)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (7)

10.8	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (5)

10.9	Directors’ Life Insurance Summary(1)

10.10	Fluor Executives’ Supplemental Benefit Plan (1)

10.11	Fluor Corporation Retirement Plan for Outside Directors (1)

10.12	Executive Severance Plan (9)

10.13	2001 Key Employee Performance Incentive Plan as amended and restated as of March 30, 2005 (12)

10.14	2001 Fluor Stock Appreciation Rights Plan (7)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan as amended and restated as of March 30, 2005 (12)

10.16	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (10)

10.17	Code of Ethics and Business Conduct, as amended and restated (11)

10.18	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (11)

10.19	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (8)

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.18 to the Registrant’s report on Form 10-Q dated August 9, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on August 9, 2004 incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on November 9, 2004 incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on May 5, 2005 and incorporated herein by reference.