Form 10-K
period 2005-12-31
FLUOR CORP
filed 2006-03-01
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number: 1-16129

FLUOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0927079 (I.R.S. Employer Identification No.)

One Enterprise Drive Aliso Viejo, California (Address of principal executive offices)	92656 (Zip Code)
(949) 349-2000
(Registrant’s telephone number, including area code)

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑   No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
                Large accelerated filer ☑          Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,948,552,689 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2006
Common Stock, $.01 par value per share	87,362,410 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2006 (Proxy Statement)	Part III

FLUOR CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005

i

     From time to time, Fluor® Corporation makes certain comments and disclosures in reports and statements, including this report, or statements made by its officers or directors that are not based on historical facts and which may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements, including disclosures which use words such as the company “believes,” “anticipates,” “expects,” “estimates” and similar statements are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations.
     Any forward-looking statements that we may make are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. Any forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements. As a result, the reader is cautioned not to rely on these forward-looking statements. Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:
•	Changes in global business, economic (including currency risk), political and social conditions;

•	The company’s failure to receive anticipated new contract awards and the related impacts on staffing levels and costs;

•	Customer cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time;

•	The cyclical nature of many of the markets the company serves and its vulnerability to downturns;

•	Difficulties or delays incurred in the execution of construction contracts, including performance by our joint venture partners, resulting in cost overruns or liabilities;

•	Failure to meet timely completion or performance standards could result in higher costs and reduced profits or, in some cases losses on projects;

•	A failure to obtain favorable results in existing or future litigation or dispute resolution proceedings;

•	The potential impact of certain tax matters including, but not limited to, those from foreign operations and the ongoing audits by tax authorities and those resulting from the company’s reverse spin-off transaction involving our former coal segment;

•	Customer delays or defaults in making payments;

•	Possible limitations of bonding capacity;

•	Restrictions imposed by credit facilities;

•	Limitations on cash transfers from subsidiaries may restrict the company’s ability to satisfy financial obligations, or to pay interest or principal when due on outstanding debt;

•	Competition in the global engineering, procurement and construction industry;

•	The company’s ability to identify and successfully integrate acquisitions;

•	The impact of past and future environmental, health and safety regulations; and

•	Restrictions on possible transactions imposed by Delaware law.
     While most risks affect only future costs or revenues anticipated by the company, some risks may relate to accruals that have already been reflected in results of operations. The company’s failure to receive payments of accrued amounts or if liabilities are incurred in excess of amounts previously recognized, a charge against future earnings could result. In addition, any forward-looking statements should be considered in context with various disclosures made by us about our business including, without limitation, the risk factors more particularly described below in Item 1A. – “Risk Factors.”
     Except as the context otherwise requires, the terms “Fluor” or the “Registrant” as used herein are references to Fluor Corporation and its predecessors and references to the “company,” “we,” “us,” or “our” as used herein shall include Fluor Corporation, its consolidated subsidiaries and divisions.

PART I
Item 1. Business
     Fluor Corporation was incorporated in Delaware on September 11, 2000 prior to a reverse spin-off transaction which separated us from our coal business which now operates as Massey Energy Company. However, through various of our predecessors, we have been in business for more than 100 years. Our principal executive offices are located at One Enterprise Drive, Aliso Viejo, California 92656, telephone number (949) 349-2000. In April 2006, we will be moving our principal executive offices to the Dallas-Fort Worth metroplex where our new address will be 6700 Las Colinas Boulevard, Irving, Texas 75039.
     Our common stock currently trades on the New York Stock Exchange under the ticker symbol “FLR”.
     Fluor is a holding company which owns the stock of a number of subsidiaries. It is through these subsidiaries that we perform our business. We define our business as providing engineering, procurement, construction and maintenance (“EPCM”) services on a global basis. We serve a diverse set of industries worldwide including oil and gas, the United States government, chemical and petrochemicals, life sciences, manufacturing, power, and transportation infrastructure. We are also a primary service provider to the United States federal government. We perform operations and maintenance activities for major industrial clients.
     We are one of the largest professional services firms, providing services on a global basis in the fields of engineering, procurement, construction and maintenance services. We are aligned into five principal operating segments. The five segments are Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. Fluor Constructors International, Inc. which is organized and operates separately from our business segments, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects to our segments. Financial information on segments, as defined under accounting principles generally accepted in the United States, is set forth on page F-35 of this report on Form 10-K under the caption “Operating Information by Segment,” which is incorporated herein by this reference.
Competitive Strengths
     As a fully-integrated world class provider of engineering, procurement, construction and maintenance services, we believe that our business model allows us the opportunity to bring our clients a compelling business offering that combines excellence in execution, safety, cost containment and experience. In that regard, we believe that our business strategy, which is based on certain of our core competencies, provides us with some significant competitive advantages:
     Excellence in Execution. As an EPCM company with a proven and historic track record of project completion and client satisfaction, we believe that our ability to engineer, construct and manage complex projects often in geographically challenged locations gives us a distinct competitive advantage. We strive to bring our projects in on schedule while meeting or exceeding all client specifications. In an increasingly competitive environment, we are also continually emphasizing cost controls so that our clients achieve not only their performance requirements but also their budgetary needs.
     Financial Strength. We believe that we are among the most financially sound and strong companies in our sector. We strive to maintain a solid financial condition, placing an emphasis on having a strong balance sheet and an investment grade credit rating. Our financial strength also provides us a valuable competitive advantage in terms of access to bonding capacity and letters of credit which are critical to our business. Our financial strength also allows us to fund our strategic initiatives, pay dividends and pursue opportunities for growth. Finally, our strong balance sheet allows us to better handle unanticipated cash flow delays.
     Safety. One of our core values and a fundamental business strategy is our constant pursuit of safety. Both for us and our clients, the maintenance of a safe workplace is a key business driver. In the areas in which we provide our services, we have and continue to deliver excellent safety performance, with our safety record being significantly better than the national industry average. In our estimation, a safe job site decreases risks on a project site, assures a proper environment for our employees and enhances their morale, reduces project costs and exposures and generally improves client relations. We believe that our safety record is one of our most distinguishing features.
     Global Execution Platform. As the largest U.S.-based publicly traded EPCM company, we have a global footprint with employees in more than 25 countries and in almost 200 offices. By doing so, we are able to build local relationships that allow us better to capitalize on opportunities near these locations while also giving our larger internationally-based customers the comfort that we know and understand the markets where they may elect to use our services. In addition, our global reach allows us to mobilize quickly to those locations where our projects arise.
     Market Diversity. The company serves multiple markets across a broad spectrum of industries. We feel that our market diversity is a key strength of our company by allowing us to mitigate the impact of the cyclicality in the markets we serve. Just as important, our concentrated attention on market diversification allows us to achieve more consistent growth and deliver solid returns. We believe that our continued focus on maintaining a good balance across our entire business portfolio permits us to focus on our more stable business markets while also permitting us to be ready to capitalize on developing or cyclical markets when they are strong. This focus also allows us to better weather any downturns in a specific market by allowing us to emphasize markets which are strong.
     Long Term Client Relationships. While we aggressively work towards pursuing and serving new clients, we also believe that the long term relationships we have built with our major clients, often after decades of work with many of them, allows us to better understand and be more responsive to their requirements. These types of relationships also allow us to better understand many of the risks that we might face with a project or a client, thereby allowing us to better anticipate risks, solve problems and manage our risk. We have worked towards an almost alliance-like relationship with many of these clients and, in doing so, we better understand their business needs.
     Risk Management. We believe that our ability to assess, understand and gauge project risk, especially in difficult locations or circumstances or in a lump sum contracting environment, gives us the ability to selectively enter into markets or accept projects where we feel we can best perform. We have an experienced management team, particularly in risk management and project execution, that allows us to better understand potential risks and, therefore, how to manage them. Our risk management capabilities allow us to better control cost and schedule issues which in turns leads to clients who are pleased with our execution skills and shareholders who are pleased with our financial performance.
General Operations
     As previously noted, our services fall into four broad categories: engineering, procurement, construction and maintenance. We offer these services independently and on a fully integrated basis. Our services can range from basic consulting activities, often at the early stages of a project to complete, sole-responsibility, design build contracts.
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

•	Under our operations and maintenance contracts, our clients ask us to operate and maintain large, complex facilities for them. We do so through the delivery of total maintenance services, facility management, plant readiness, commissioning, start-up and maintenance technology, small capital projects and turnaround and outage services, on a global basis. Among other things, we can provide key management, staffing and management skills to clients on-site at their facilities. Our operations and maintenance activities can also include routine and outage/turnaround maintenance services, general maintenance and asset management, and restorative, repair, predictive and prevention services.
     We operate in five basic business segments, as described below:
Oil & Gas
     Through our Oil & Gas segment, we have long served the global oil and gas production and processing industries as an integrated service provider offering a full range of design, engineering, procurement, construction and project management services to a broad spectrum of energy-related industries. We serve a number of specific industries which include upstream oil and gas production, downstream refining and integrated petrochemicals. While we perform projects which range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies who has the global strength and reach to perform extremely large projects in difficult locations. As the demand for oil and gas continues to increase, and as the locations where large scale oil and gas projects tend to be located become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength and experience. Moreover, as many of our key oil and gas customers continue to recognize that they need to invest and expend resources to meet oil and gas demands, we believe that the company has been and will continue to be extremely well-positioned to capitalize on these growing opportunities.
     In a specific project, our role can vary, but may involve us providing front-end engineering, program management and final design services, construction management services, self-perform construction, or oversight of other contractors and the responsibility for the procurement of labor, materials, equipment and subcontractors. We have the capacity to design and construct new facilities, upgrade and revamp existing facilities, rebuild facilities following fires and explosions, and expand refineries, pipeline and offshore facility installations. We also provide consulting services ranging from feasibility studies to process assessment to project finance structuring and studies.
     In the upstream sector, increasing demand for oil and gas coupled with high oil and gas prices has resulted in the need to develop new opportunities. Our typical projects in the upstream sector revolve around the production, processing and transporting of oil and gas resources which can include such areas as the development of major new fields, as well as liquefied natural gas (LNG) projects and gas-to-liquids (GTL) projects which creates product that can be shipped in tankers to consumers.
     In the downstream sector, demand for refined products continues to increase on a global basis and we continue to pursue significant opportunities. We continue to pursue markets in areas such as oil sands development, as well as in clean fuels, both domestically and internationally, where an increasing number of countries continue to implement stronger environmental policies. As heavier feedstocks become more viable to refine, we employ our strength in technologies to pursue opportunities which facilitate the removal of sulfur from this heavier crude. Our clients continue to modernize and modify existing refineries to increase capacity and satisfy environmental requirements, and we continue to play a strong role in each of these markets. We also have seen that rising oil and gas prices have facilitated the beginning stages of the development of new refineries on a global basis.
     We continue to pursue opportunities in the petrochemicals market, especially those involving the expansion of ethylene production. Particular focus is placed on the Middle Eastern markets near to where the feedstocks are located, and the Chinese market where there is strong need for the petrochemical projects. In that regard, we are providing construction management and other services for major petrochemical facilities in Saudi Arabia and Kuwait, and we have recently completed two major petrochemical facilities in China.
     With our partner Grupo ICA, we maintain a joint venture known as ICA Fluor where we continue to participate in the Mexican oil, gas, power and chemical markets.
Industrial & Infrastructure
     The Industrial & Infrastructure segment provides design, engineering, procurement and construction services to the manufacturing, life sciences, commercial and institutional, mining, microelectronics, telecommunications and transportation sectors. We provide our clients with the resources of architecture, industrial design, engineering, construction, construction management and commissioning (including validation) for new construction and refurbishment of existing facilities. These projects often require state-of-the-art application of our client’s process and intellectual knowledge. We focus on providing our clients with solutions to reduce and contain costs, and to compress delivery schedules. By doing so, our clients are able to begin to use their facilities on a quicker, more cost efficient basis.
     In Transportation and Infrastructure, we continue to promote our business model of large complex projects. Here again, we provide a broad range of services including consulting, design, planning, structuring, engineering and construction management domestically and internationally. Our service offerings include roads, highways, bridges, rail, transport and airports. As demand for these services increases while government budgets become increasingly constrained, many of our projects involve the use of so-called public/private partnerships. Under these arrangements, the company is able to develop and finance deals in concert with public entities for projects such as toll roads which would not have otherwise been commenced had only public funding been available.
     Mining has been a particularly strong area of growth. For many years, mining had not received adequate investment; as commodity prices and business and consumer demand has increased, mining opportunities have similarly increased. The company has traditionally provided the full range of EPCM services to the mining industry. We believe we are one of the few companies who has the size and experience to pursue large scale mining projects in difficult locations.
     In Manufacturing, we provide engineering, design, procurement, consulting, construction and construction management services to a wide variety of industries. We have seen particular growth in the consumer electronics arena in areas such as glass manufacturing where a facility can manufacture glass for flat panel monitors, notebook computers and flat screen televisions. Similarly, we have seen opportunities for chip fabrication and microelectronic facilities.
     Life Sciences, encompassing primarily the pharmaceuticals and biotechnology industries, while not as strong in 2005 as in past years, remains a key focus of the Industrial & Infrastructure segment. In this area, we provide design, engineering, procurement, construction and construction management services. We also specialize in providing validation and commissioning services where we not only bring new facilities into production but we also keep existing facilities operating. As a fully integrated provider of services to Life Sciences customers, we can provide all the necessary tools to successfully create and complete projects. The ability to do this on a large scale basis, especially in a business where time to market is critical, allows us to better serve our customers and is a key competitive advantage.
     In Telecommunications, we provide design, engineering, procurement and construction management services. Domestically, business remains somewhat modest; however, in 2005, we saw growth in European markets.
Government
     The Government segment is a leading provider of project management services to the United States government, with particular focus on the Department of Energy, the Department of Homeland Security, the Department of Defense and the Department of State. Because the U.S. government is the single largest purchaser of outsourced services in the world with a relatively stable year to year budget, we have recently focused our attention on this segment in part because we believe we can leverage the skill sets we already possess while at the same time grow our service offering in an annuity-type work environment that can be less cyclical in nature.
     For the Department of Energy, we primarily provide services in the area of environmental restoration, environmental management, engineering, construction, site operations and maintenance services primarily at two major project sites in Hanford, Washington and Fernald, Ohio. We have been very successful in addressing the myriad of environmental and other difficult issues associated with these sites and, due in part to our successes, the Fernald site is on target to reach closure in 2006. We have taken the skills we have refined at these sites and are pursing other domestic opportunities where we foresee growth at other Department of Energy locations and with the National Nuclear Security Administration, and internationally with respect to nuclear decommissioning and other energy activities in the United Kingdom.
     We also provide engineering and construction services, as well as contingency operations support to the Department of Defense. We primarily support military logistical and infrastructure needs around the world, as evidenced by continuing work for the U.S. Army Central Command to upgrade military facilities and water and electrical infrastructure in Iraq. Through our subsidiary, Del-Jen, Inc., and as a result of its acquisition of Trend Western, Inc., we are a leading provider of outsourced services to the federal government. Del-Jen provides operations and maintenance services at military bases and education and training services to the Department of Labor, particularly through its Job Corps programs.
     The company is also providing significant support to the Department of Homeland Security especially with respect to supporting the U.S. government’s rapid response capabilities to address security issues and disaster relief, the latter primarily through our long-standing relationship with the Federal Emergency Management Agency (“FEMA”).
     Through our J. A. Jones International subsidiary, we are one of the largest providers for the Department of State’s embassy and consulate market. We are assessing our continuing interests in this market.
Global Services
     The Global Services segment brings together a variety of customized service capabilities that complement and support our core businesses as well as providing an independent source of revenue. Service areas within this segment include operations and maintenance activities, construction and maintenance site services and industrial fleet outsourcing, plant turnaround services, temporary staffing, materials and subcontract procurement, and construction-related support. These markets are largely driven by the growing demand from clients to outsource non-core services.
     Global Services’ activities in the operations and maintenance markets include providing facility management, maintenance, operations and asset management services to the oil and gas, chemicals and life sciences, fossil and nuclear power, and manufacturing industries. We are a leading supplier of integrated facility management services, including on-site maintenance and operation support services. We have recently expanded our service offerings to the international market.
     Included within Global Services is Plant Performance Services, which we also refer to as P2SSM. P2S is one of the largest specialty, rapid response service providers in the United States, performing small capital construction projects, specialty welding, electrical and instrumentation services, fabrication, mechanical and turnaround services.
     We also provide Site ServicesSM and Fleet OutsourcingSM through our American Equipment Company, Inc. (“AMECO”) subsidiary. AMECO provides integrated construction equipment, tool and fleet outsourcing solutions on a global basis for construction projects and plant sites to both Fluor and third party clients. With locations throughout North and South America, AMECO supports some of the largest construction projects and plant locations in the world.
     We serve the temporary staffing market through our TRS® Staffing Solutions (“TRS”) subsidiary. TRS is a global enterprise of staffing specialists that provide clients with recruiting and placement of temporary, contract and direct hire technical professionals to both Fluor and third party clients.

     Our construction and procurement unit provides global resources, processes and technology, market knowledge and experience, and volume-leveraged pricing to the company and third parties. Through a combination of industry-leading technologies, our global network and expertise, and our large spend on goods and services, we are able to bring strong pricing, delivery and performance solutions to the company and our clients.
Power
     In the Power segment, we design and construct new power generation facilities. We perform a full range of services, including engineering, procurement, construction, start-up, and maintenance. We also provide the design and installation of emissions equipment to comply with environmental guidelines. In addition, we have been successfully increasing the in-plant services we provide to the power market where, for example, we can assist clients in operational improvements, predictive and preventative maintenance and turbine fleet management. Previously, we performed the vast majority of our power work through our joint venture with Duke Energy in a venture known as Duke Fluor Daniel. We are now positioned to pursue this market, which is showing signs of resurgence, with our own resources. As the power market has cycled down over the past year from historical highs, we elected to discontinue this joint venture. We have placed strong focus on the coal-fired power generation facilities, where due to the lower cost of coal in comparison to other fuels, we have already seen and expect to continue to see growth opportunities. We also see a robust market for the clean up of existing power facilities where there will likely be large capital expenditures needed in order to satisfy environmental requirements.
Other Matters
 Backlog
     Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power segments at December 31, 2005 and 2004.

	December 31,	December 31,
	2005	2004
	(in millions)
Oil & Gas	$6,044	$5,353
Industrial & Infrastructure	3,887	5,083
Government	1,422	1,520
Global Services	2,462	2,258
Power	1,112	552

Total	$14,927	$14,766

     The following table sets forth the consolidated backlog of the Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power segments at December 31, 2005 and 2004 by region.

	December 31,	December 31,
	2005	2004
	(in millions)
United States	$5,290	$5,418
Asia Pacific (including Australia)	1,229	859
Europe, Africa and Middle East	5,890	4,708
The Americas	2,518	3,781

Total	$14,927	$14,766

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
     We expect to perform 46 percent of our backlog in 2006. The dollar amount of the backlog is not necessarily indicative of our future earnings related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict with certainty the portion of our December 31, 2005 backlog estimated to be performed subsequent to 2006.
     For additional information with respect to our backlog, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, below.
Types of Contracts
     While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two groups of contracts: cost reimbursable, and guaranteed maximum and fixed price contracts. As of December 31, 2005, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	2005 Backlog
	(in millions)
Cost Reimbursable	68%	$10,139
Guaranteed Maximum and Fixed Price	32%	$4,788
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
     Fixed price contacts include both negotiated fixed price contracts and lump sum contracts. Under negotiated fixed price contracts, we are selected as contractor first, and then we negotiate price with the client. These types of contracts generally occur where we commence work before a final price is agreed upon. Under lump sum contracts, we bid on a contract based upon specifications provided by the client against competitors, agreeing to develop a project at a fixed price. Another type of fixed price contract is a so-called unit price contract under which we are paid a set amount for every “unit” of work performed. In some fixed price contracts, we can benefit from some of the cost savings depending upon whether the client is willing to bear some of the risk if the actual cost exceeds the contract award. As a result, if we perform well, we can benefit from cost savings; however, if the project does not proceed as originally planned, we cannot recover for cost overruns except in certain limited situations.
Competition
     We are one of the world’s larger providers of engineering, procurement and construction services. The markets served by our business are highly competitive and for the most part require substantial resources, particularly highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by the business, including U.S.-based companies such as the Bechtel Group, Inc., Jacobs Engineering Group, Halliburton’s Kellogg Brown & Root, Chicago Bridge and Iron Company N.V., CH2M Hill Companies Limited, Parsons Engineering Group, the Shaw Group and Washington Group International, and international companies such as Foster-Wheeler Ltd., Technip-Coflexip and AMEC plc.
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
Significant Customers
     For 2005, 2004 and 2003, revenues earned directly or indirectly from agencies of the United States Federal Government accounted for 21%, 24% and 19%, respectively, of our total revenues. However, we are not dependent on any single federal agency or upon any other single customer on an on-going basis, and the loss of any single customer would not have a material adverse effect on our business. Except for the United States Federal Government, no other single customer accounted for over 10% of our revenues in either of the last two years.
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
Patents
     We hold patents and licenses for certain items that we use in our operations. However, none is so essential that its loss would materially affect our business.
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
Number of Employees
     The following table sets forth the number of employees of Fluor and its subsidiaries engaged in our continuing business segments as of December 31, 2005:

Total
Employees
Oil & Gas	7,990
Industrial & Infrastructure	2,772
Government	7,240
Global Services	14,114
Power	130
Other	2,590

Total	34,836
     With respect to our total number of employees, as of December 31, 2005 we had 17,795 salaried employees and 17,041 craft and hourly employees. The number of craft and hourly employees varies in relation to the number and size of projects we have in process at any particular time.
Available Information
     Our web site address is www.fluor.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on our “Investor Relations” portion of our website, http://investor.fluor.com/Edgar.cfm, under the heading “SEC Filings.” These reports are available on our web site as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. These reports, and any amendments to them, are also available at the internet web site of the Securities and Exchange Commission, http://www.sec.gov. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC, 20549. In order to obtain information about the operation of the Public Reference Room, you may call 1-800-732-0330. We also maintain various matters related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Codes of Conduct at the “Investor Relations” portion of our website, www.fluor.com.

Item 1A. Risk Factors
We bear the risk of cost overruns in approximately 32% of the dollar-value of our contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.
     We conduct our business under various types of contractual arrangements. In terms of dollar-value, the majority of our contracts allocate the risk of cost overruns to our client by requiring our client to reimburse us for our costs. Approximately 32% of the dollar-value of our contracts, however, are guaranteed maximum price or fixed price contracts, where we bear a significant portion of the risk for cost overruns. Under these fixed price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, our suppliers’ or subcontractors’ inability to perform, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project. From time to time, we may also assume a project’s technical risk, which means that we may have to satisfy certain technical requirements of a project despite the fact that at the time of project award, we may not have previously produced the system or product in question.
Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.
     As of December 31, 2005, our backlog was approximately $14.9 billion. We cannot guarantee that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. Backlog reductions can adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually receive. Finally, poor project or contract performance could also impact our profits.
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
     We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to third parties. We have been and may in future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our profits and cash available for operations.

We have seen an increase in our claims against project owners for payment and our failure to recover adequately on these and future claims could have a material effect on us.
     We have over the past few years seen an increase in the volume and the amount of claims brought by us against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional costs, both direct and indirect. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial condition.
We are vulnerable to the cyclical nature of the markets we serve.
     The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. Although downturns can impact our entire business, our telecommunications and power markets exemplify businesses that are cyclical in nature and have recently been affected by a decrease in worldwide demand for these projects. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to general downturns and are cyclical in nature. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in these industries.
Our continued success requires us to hire and retain qualified personnel.
     Over the past year, the demand for employees who engage and are experienced in the services we perform has grown as our customers have increased their capital expenditures and the use of our services. The success of our business is dependent upon being able to attract and retain personnel, including executive, management and craft employees, who have the necessary and required experience and expertise. In addition, we are moving our corporate headquarters to Irving, Texas from Southern California in the spring. While we have asked a large number of employees to relocate to Irving, we may suffer some employee losses for those employees who elect not to move which could in turn have an impact on our public company reporting and other corporate activities. If we cannot find and keep the employees necessary to execute our contracts or to perform necessary corporate activities, it could have a material adverse impact on our business or financial results.
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
     Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. As of December 31, 2005, approximately 65% of our projected backlog consisted of engineering and construction revenues to be derived from facilities to be constructed in other countries; we expect that a significant portion of our revenues and profits will continue to come from international projects for the foreseeable future.
     Operating in the international marketplace exposes us to a number of risks including:
•	abrupt changes in foreign government policies and regulations,

•	embargoes,

•	trade restrictions;

•	tax increases;

•	United States government policies, and

•	international hostilities.
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
     We also run the risk of the impact of government audits, investigations and proceedings, and so-called “qui tam” actions brought by individuals or the government under the Federal False Claims Act that, if an unfavorable result occurs, could impact our profits and financial condition, as well as our ability to obtain future government work. For example, government agencies such as the U.S. Defense Contract Audit Agency (the “DCAA”) routinely review and audit government contractors. If these agencies determine that a rule or regulation has been violated, a variety of penalties can be imposed including criminal and civil penalties all of which would harm our reputation with the government or even debar us from future government activities. The DCAA has the ability to review how we have accounted for costs under the FAR and CAS, and if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed.

     If one or more of our government contracts are terminated for any reason including for convenience, if we are suspended from government contract work, or if payment of our costs is disallowed, we could suffer a significant reduction in expected revenues and profits.
Some of our projects and new business may be located in environments where anti-corruption initiatives are not followed.
     We often perform our projects in countries with less robust legal systems or which are in the developmental stage. Transparency International, an international organization which reviews potential governmental and institutional corruption, has rated many of the countries poorly in terms of their acceptance of corruption and their enforcement of anti-corruption laws and rules. It is the policy of the company to comply with all applicable anti-bribery laws such as the Foreign Corrupt Practices Act (the “FCPA”) of the United States and the applicable laws of all foreign countries in which we operate. Under the FCPA, among other things, U.S.-based companies such as Fluor and our agents or other intermediaries are precluded from offering anything of value to foreign officials or governments with the intent of obtaining or retaining business, or to otherwise obtain an improper advantage. We train our staff concerning FCPA issues, and we also inform our partners, subcontractors, agents and others who work for us or on our behalf that they must comply with FCPA requirements. We also have procedures and controls in place to monitor internal and external compliance. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.
We work in international locations where there are high security risks, which could result in harm to our employees or unanticipated costs.
     Some of our services are performed in high risk locations, such as Iraq, where the country or location is suffering from political, social or economic issues, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs such as security costs to maintain the safety of our personnel. Moreover, despite these activities, in these locations, we cannot guarantee the safety of our personnel.
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
It can be very difficult or expensive to obtain the insurance we need for our business operations.
     As part of business operations, we maintain insurance both as a corporate risk management strategy and in order to satisfy the requirements of many of our contracts. Insurance products have become increasingly expensive and sometimes very difficult to obtain. Although we have in the past been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future.
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
     We serve markets that are highly competitive and in which a large number of multinational companies compete, such as the Bechtel Group, Inc., Jacobs Engineering Group, Halliburton’s Kellogg Brown & Root, Chicago Bridge and Iron Company N.V., CH2M Hill Companies Limited, Parsons Engineering Group, the Shaw Group and Washington Group International, and international companies such as Foster-Wheeler Ltd., Technip-Coflexip and AMEC plc. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.
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
     We enter into various joint ventures as part of our engineering, procurement and construction businesses, such as ICA Fluor and project specific joint ventures. The success of these and other joint ventures depend, in large part, on the satisfactory performance of our joint venture partners of its joint venture obligations. If our joint venture partners fail to satisfactorily perform their joint venture obligations as a result of financial or other difficulties, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.
We may have additional tax liabilities.
     We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe that our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that which is reflected in our financial statements.
     In addition, prior to the reverse spin-off involving our former coal segment, our predecessor-in-interest received a ruling from the Internal Revenue Service that the reverse spin-off qualified as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. The ruling was granted based upon certain representations made by our predecessor-in-interest. While we are not aware of any facts or circumstances that would cause those representations to be incorrect or incomplete, if those representations were inaccurate, it is possible that the ruling would no longer be valid. In such event, we could incur a significant corporate tax liability that could have a material adverse effect on our financial condition.
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
     We expect to continue to pursue selective acquisitions of businesses. We cannot assure you that we will be able to locate suitable acquisitions or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Acquisitions may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced. We also may encounter difficulties diligencing or integrating acquisitions and successfully managing the growth we expect to experience from these acquisitions.
In the event we make acquisitions using our stock as consideration, we could dilute share ownership.
     As we have announced, we intend to grow our business not only organically but also potentially through acquisitions. One method of paying for acquisitions or to otherwise fund our corporate initiatives is through the issuance of additional equity securities. If we do issue additional equity securities; this could have the effect of diluting our earnings per share and shareholders’ percentage ownership.
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
     Because we are a holding company, we have no true operations or significant assets other than the stock we own of our subsidiaries. We depend on dividends, loans and other distributions from these subsidiaries for us to be able to pay our debt and other financial obligations. Contractual limitations and legal regulations may restrict the ability of our subsidiaries to make such distributions or loans to us or, if made, may be insufficient to cover our financial obligations, or to pay interest or principal when due on our debt.

We are dependent upon third parties to complete many of our contracts.
     Much of the work performed under our contracts is actually performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump sum or a fixed-price type contract, we may suffer losses on these contracts. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to source these supplies, equipment or services on a delayed basis or at a higher price than anticipated which could impact contract profitability.
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
Systems and information technology interruption could adversely impact our ability to operate.
     As a global company, we are heavily reliant on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience occasional system interruptions and delays. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems, systems operation could be interrupted or delayed. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions. Any of these or other events could cause system interruption, delays and loss of critical data, could delay or prevent operations, and could adversely affect our operating results.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
Major Facilities
     Operations of Fluor and its subsidiaries are conducted in both owned and leased properties totaling approximately six million square feet. The offices referenced below are used for general office and engineering purposes; our office located in Aliso Viejo, California also contains our executive offices, however in April we will relocate our corporate headquarters to the Dallas area in Irving, Texas. As our business and the mix of structures is constantly changing, the extent of utilization of the facilities cannot be accurately stated. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the location and general character of the major existing facilities:

Location	Interest
United States and Canada:

Aliso Viejo, CA	Owned and Leased
Calgary, Canada	Owned
Charlotte, North Carolina	Leased
Dallas, Texas	Leased
Greenville, South Carolina	Owned and Leased
Houston (Sugar Land), Texas	Leased
Irving, Texas	Owned
Long Beach, California	Leased
Richland, Washington	Leased
Rumford, Rhode Island	Leased
San Juan, Puerto Rico	Leased
South San Francisco, California	Leased
Tucson, Arizona	Leased
Vancouver, Canada	Leased

The Americas:

Caracas, Venezuela	Leased
Mexico City, Mexico	Leased
Santiago, Chile	Owned and Leased

Europe, Africa and Middle East:

Abu Dhabi, U.A.E.	Leased
Ahmadi, Kuwait	Leased
Al Khobar, Saudi Arabia (Dhahran area)	Owned
Asturias, Spain	Owned
Camberley, England	Owned and Leased
Dublin, Ireland	Leased
Gliwice, Poland	Owned
Haarlem, Netherlands	Owned and Leased
Moscow, Russia	Leased
Sandton, South Africa	Leased

Asia and Asia Pacific:

Jakarta, Indonesia	Leased
Manila, Philippines	Owned
New Delhi, India	Leased
Perth, Australia	Leased
Shanghai, China	Leased
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

     For information on matters in dispute, see the section entitled “Matters in Dispute Resolution” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, below.
Item 4. Submission of Matters to a Vote of Security Holders
     The company did not submit any matters to a vote of security holders during the fourth quarter of 2005.
Executive Officers of the Registrant
     Information regarding the company’s executive officers is set forth under the caption “Executive Officers of the Registrant” in Part III, Item 10, of this Form 10-K and is incorporated herein by this reference.
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

	Common Stock
	Price Range		Dividends
	High	Low	Per Share
Year Ended December 31, 2005
Fourth Quarter	$79.10	$58.52	$0.16
Third Quarter	$65.77	$56.25	$0.16
Second Quarter	$61.76	$51.07	$0.16
First Quarter	$63.94	$50.11	$0.16

Year Ended December 31, 2004
Fourth Quarter	$55.19	$42.77	$0.16
Third Quarter	$47.67	$41.26	$0.16
Second Quarter	$48.15	$36.10	$0.16
First Quarter	$41.95	$36.50	$0.16
     With respect to the dividends referenced above, we have announced that we intend to increase our quarterly dividend by 25%. However, any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See “Item 1A.-Risk Factors.”
     At February 23, 2006, there were 87,362,410 shares outstanding and approximately 9,395 shareholders of record of the company’s common stock.

Issuer Purchases of Equity Securities
     The following table provides information as of the three (3) months ending December 31, 2005 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

	(a)	(b)	(c)	(d)
				Maximum
				Number of
			Total Number of Shares	Shares that May
			Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under Plans or
Period	Shares Purchased(1)	per Share	Plans or Programs	Programs(2)
October 1 — October 31, 2005	0	N/A	0	4,141
November 1 — November 30, 2005	0	N/A	0	4,141
December 1 — December 31, 2005	17	$77.15	0	4,141

Total	17	$77.15	0	4,141

(1)	Shares cancelled as payment for statutory withholding taxes, in thousands, upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)	On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. That authorization is ongoing and does not have an expiration date. All numbers in this column are referenced in thousands.

Item 6. Selected Financial Data
The following table presents selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K. Amounts are expressed in millions, except for per share and employee information:

	Year Ended December 31,
	2005	2004	2003	2002	2001
CONSOLIDATED OPERATING RESULTS

Revenues	$13,161.0	$9,380.3	$8,805.7	$9,959.0	$8,972.2
Earnings from continuing operations before taxes	299.6	281.2	268.0	260.5	185.3
Earnings from continuing operations	227.3	186.7	179.5	170.0	127.8
Loss from discontinued operations	—	—	(11.6)	(6.4)	(108.4)
Cumulative effect of change in accounting principle	—	—	(10.4)	—	—

Net earnings	227.3	186.7	157.5	163.6	19.4
Basic earnings (loss) per share
Continuing operations	2.68	2.29	2.25	2.14	1.64
Discontinued operations	—	—	(0.15)	(0.08)	(1.39)
Cumulative effect of change in accounting principle	—	—	(0.13)	—	—

Net earnings	2.68	2.29	1.97	2.06	0.25
Diluted earnings (loss) per share
Continuing operations	2.62	2.25	2.23	2.13	1.61
Discontinued operations	—	—	(0.15)	(0.08)	(1.36)
Cumulative effect of change in accounting principle	—	—	(0.13)	—	—

Net earnings	2.62	2.25	1.95	2.05	0.25

Return on average shareholders’ equity	15.5%	15.7%	16.2%	19.4%	2.6%
Cash dividends per common share	$0.64	$0.64	$0.64	$0.64	$0.64

CONSOLIDATED FINANCIAL POSITION

Current assets	$3,108.2	$2,723.3	$2,205.5	$1,924.1	$1,851.3
Current liabilities	2,339.3	1,764.0	1,821.0	1,756.2	1,862.7

Working capital	768.9	959.3	384.5	167.9	(11.4)

Property, plant and equipment, net	581.5	527.8	569.5	467.0	508.1
Total assets	4,574.4	3,969.6	3,441.3	3,142.2	3,142.5
Capitalization
Short-term debt	330.0	129.9	221.5	—	38.4
Long-term debt	34.5	347.7	44.7	17.6	17.6
Non-recourse project finance debt	57.6	—	—	—	—
Shareholders’ equity	1,630.6	1,335.8	1,081.5	883.9	789.3

Total capitalization	2,052.7	1,813.4	1,347.7	901.5	845.3
Total debt as a percent of total capitalization	20.6%	26.3%	19.7%	2.0%	6.6%
Shareholders’ equity per common share	$18.70	$15.81	$13.17	$11.02	$9.85
Common shares outstanding at year end	87.1	84.5	82.1	80.2	80.1

OTHER DATA

New awards	$12,517.4	$13,028.6	$9,976.0	$8,596.8	$10,766.6
Backlog at year end	14,926.6	14,765.8	10,607.1	9,709.1	11,505.5
Capital expenditures — continuing operations	213.2	104.4	79.2	63.0	148.4
Cash provided by (used in) operating activities	408.7	(84.2)	(303.7)	195.7	621.8

Salaried employees	17,795	17,344	17,564	19,259	21,140
Craft/hourly employees	17,041	17,455	11,447	25,550	30,173

Total employees	34,836	34,799	29,011	44,809	51,313

In September 2001, the company adopted a plan to dispose of certain non-core construction equipment and temporary staffing businesses. The assets, liabilities and results of operations of non-core businesses for all periods presented have been reclassified and are presented as discontinued operations.

See Management’s Discussion and Analysis on pages 22 to 37 and Notes to Consolidated Financial Statements on pages F-9 to F-37 for information relating to significant items affecting the results of operations.

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
Results of Operations
Summary of Overall Company Results
     During 2005, revenue and earnings from continuing operations increased by 40 percent and 22 percent, respectively, compared with 2004. All of the company’s business segments had higher revenue primarily due to increased project execution activity resulting from strong new award levels over the last three years. The company believes that the global oil and gas industry is in a long-term cycle of investment that will continue to develop over the next several years. The Oil & Gas and Global Services segments are benefiting from this trend through improved revenue and operating profit. Also contributing to results in the Oil & Gas segment was the completion of a major refinery upgrader project in Venezuela and final settlement of all outstanding claims with the owner’s consortium on the project. This performance was, however, partially offset by an operating loss in the Industrial & Infrastructure segment primarily due to settlements related to projects in the dispute resolution process and cost overruns on several projects. Revenue improved in the Government segment due to higher activity in Iraq and for support of the Federal Emergency Management Agency (“FEMA”) in hurricane relief efforts; however, operating profit was essentially flat primarily due to cost overruns and recognized losses on certain embassy projects for the Department of State.
     The Industrial & Infrastructure segment recognized losses in 2005 on various project-related settlements, including two resort hotel projects in the Caribbean and two life sciences projects. In addition, a toll road project being executed by a joint venture in which the company has 50 percent participation, recognized losses in 2005 due to further increases in estimated costs. A loss was also recognized in 2004 on this project. The toll road project has experienced increased costs associated with scope changes requested by the client and other delay related costs. All of these projects were bid under fixed price or guaranteed maximum commercial terms where the risk of certain variances in cost estimates remain with the company.
     During 2004, revenue and earnings from continuing operations increased by 7 percent and 4 percent, respectively, compared with 2003. The 2004 improvement in revenue was concentrated in the Oil & Gas, Government and Global Services segments. All segments, with the exception of Power, had increases in operating profit in 2004 compared with 2003. Revenue and operating profit in the Power segment were substantially lower in 2004 compared with 2003 due to the decline in new awards due to the cyclical downward trend in the demand for new power plant construction and resulting project completions. The Government segment benefited from increased revenue beginning in the first quarter of 2004 from business acquisitions completed in 2003 and early 2004.
     During 2005 the company recognized an accrual in the amount of $19.1 million for foreign employment related taxes that may be payable primarily on behalf of certain United States expatriate employees working in certain foreign jurisdictions. The employment taxes primarily relate to stock based compensation where local tax reporting requirements differ in the method of calculation of taxable amounts from the reporting required in the United States. The accrual recognizes the aggregate of taxes due on compensation as required to be reported in these foreign jurisdictions. Approximately $15.3 million of the charge was recognized in the Oil & Gas segment with the majority of the balance recognized in Industrial & Infrastructure and minor amounts in the Government and Global Services segments.
     Earnings from continuing operations before taxes for the three years ended December 31, 2005 were $300 million in 2005, $281 million in 2004 and $268 million in 2003. Because of the decline in Power segment earnings, which related largely to projects located in the United States, domestic operating profit has continued to decline during 2005 and 2004, offset by increases in operating profits from non-U.S. operations.
     The decrease in the 2005 tax rate compared with 2004 is primarily attributable to a favorable audit settlement with the Internal Revenue Service, tax benefit associated with the dividends made pursuant to the American Jobs Creation Act of 2004, and the reversal of certain valuation allowances resulting from the realization of tax benefits associated with such items on the tax returns. These items include certain net operating loss and tax credit carryforwards. In addition, the increased foreign activities of the company during the year also produced increased extraterritorial income exclusion tax benefit.
     The company had net earnings of $2.62 per share in 2005 compared with $2.25 per share in 2004 and $1.95 per share in 2003. Results in 2003 were negatively impacted by a loss from discontinued operations of $0.15 per share and a loss of $0.13 per share for the cumulative effect of a change in accounting principle. The results of discontinued operations are further discussed below. The loss from the cumulative effect of a change in accounting principle relates to the adoption of Financial Accounting Standards Board Interpretation No. 46(R) relating to consolidation of entities that owned certain of the company’s leased facilities. Additional discussion of these facilities is contained in the Financing Obligations footnote in the accompanying Consolidated Financial Statements.
     For a more detailed discussion of operating performance of each business segment, corporate administrative and general expense and other items, see Segment Operations and Corporate and Tax Matters below.
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
     Engineering and Construction Contracts. Engineering and construction contract revenues are recognized on the percentage-of-completion method based on contract costs incurred to date compared with total estimated contract costs. This method of revenue recognition requires the company to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor costs and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract costs and losses, if any, are recognized in the period they are determined. The majority of the company’s engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. In the highly competitive markets served by the company, there is an increasing trend for cost-reimbursable contracts with incentive-fee arrangements. As of December 31, 2005, 68 percent of the company’s backlog was cost reimbursable while 32 percent was for guaranteed maximum, fixed or unit price contracts. In certain instances, the company has provided guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees, as well as increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues realized from the projects.
     Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made claims against clients for costs. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims amounted to $144 million and $105 million at December 31, 2005 and 2004, respectively. Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of the impact on contract price.

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
     Engineering and Construction Partnerships and Joint Ventures. Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company accounts for its interests in the operations of these ventures on a proportional consolidation basis. Under this method of accounting, the company consolidates its proportional share of venture revenues, costs and operating profits in the Consolidated Statement of Earnings and generally uses the one-line equity method of accounting in the Consolidated Balance Sheet. The most significant application of the proportional consolidation method is in the Oil & Gas, Industrial & Infrastructure and Government segments.
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
     Financial Accounting Standards Board (FASB) Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (FIN 46-R) provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.
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
     Foreign Currency. The company generally limits its exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. Under certain limited circumstances, such foreign currency payment provisions could be deemed embedded derivatives. As of December 31, 2005 and 2004, the company had no significant foreign currency arrangements that constitute embedded derivatives in any of its contracts. Managing foreign currency risk on projects requires estimates of future cash flows and judgments about the timing and distribution of expenditures of foreign currencies.
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

     Deferred Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company’s financial statements or tax returns. At December 31, 2005 the company had deferred tax assets of $323.7 million which were partially offset by a valuation allowance of $40.9 million and further reduced by deferred tax liabilities of $55.8 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for certain net operating and capital loss carryforwards for U.S. and non-U.S. subsidiaries, and certain reserves on investments. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company’s effective tax rate on future earnings.
     Retirement Benefits. The company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” as amended (SFAS 87). As permitted by SFAS 87, changes in retirement plan obligations and assets set aside to pay benefits are not recognized as they occur but are recognized over subsequent periods. Assumptions concerning discount rates, long-term rates of return on assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The continuing trend in recent years of low long-term interest rates has had the effect of increasing plan liabilities and if expected returns on plan assets are not achieved, future funding obligations could increase substantially. Assuming no changes in current assumptions, the company expects to fund between $35 million and $70 million for the calendar year 2006. If the discount rate were reduced by 25 basis points, plan liabilities would increase by approximately $29 million.
     Share-Based Payment. The company uses stock-based compensation to reward key executives and align their interests with those of shareholders. Types of stock-based compensation that have been awarded in recent years include restricted stock, options and stock appreciation rights.
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
     As permitted by SFAS 123, the company currently accounts for share-based payments to employees using the intrinsic value method pursuant to APB 25 and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123-R’s fair value method will have an impact on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123-R will not be material based on unvested options outstanding at December 31, 2005. Had SFAS 123-R been adopted in prior periods, the impact would be as presented in the disclosure of pro forma earnings and earnings per share in the Consolidated Financial Statements. Adoption of the new standard will also have an impact on the timing of expense recognition for new stock based awards, as discussed in the Consolidated Financial Statements.
     SFAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement will generally impact cash provided or utilized by operating activities with equal offset in cash flows from financing activities in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $17 million, $14 million and $4 million in the years ended December 31, 2005, 2004 and 2003, respectively.
Segment Operations
     The company provides professional services on a global basis in the fields of engineering, procurement, construction and maintenance (“EPCM”) and is organized into five business segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides engineering, procurement and construction professional services for upstream oil and gas production, downstream refining and certain petrochemical markets. The Industrial & Infrastructure segment provides engineering, procurement and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, microelectronics, telecommunications and transportation projects and other facilities. The Government segment provides project management, engineering, construction, and contingency response services to the United States government. The Global Services segment includes operations and maintenance, construction equipment, temporary staffing and global sourcing and procurement services. The Power segment provides professional services to engineer and construct power generation facilities.
     Oil & Gas. In the first quarter of 2005, the chemicals business line, which had been part of the Industrial & Infrastructure segment, was realigned under the Oil & Gas segment. This change was made to better match the needs for the large number of petrochemical projects anticipated over the next few years with the Oil & Gas segment’s large project support infrastructure. All prior periods have been restated to reflect this change. Commencing in the third quarter of 2004, as the result of a shift in the markets served by and the types of projects awarded to ICA Fluor Daniel (“ICA Fluor”), its operating results, new awards and backlog are included in the Oil & Gas segment. ICA Fluor was previously included in the Power segment. Prior periods have not been restated for the change in segment classification of ICA Fluor.
     Revenue in the Oil & Gas segment amounted to $5.3 billion, $3.4 billion and $2.7 billion for the years ended December 31, 2005, 2004 and 2003, respectively. The 54 percent increase during 2005 and 26 percent increase during 2004 resulted from the strength of new contract awards over the past several years due to the higher level of global oil and gas exploration and refining, and also included $294 million in 2005 from the Hamaca project settlement discussed further below. Operating profit margin in the Oil & Gas segment was 4.6 percent in 2005 compared with 4.7 percent in 2004 and 4.4 percent in 2003. Although 2005 operating margin was favorably impacted by the $30.5 million settlement discussed in the following paragraph, margin was reduced by the impact of the $15.3 million employment tax charge discussed above under Summary of Overall Company Results.
     During the third quarter of 2005, the company settled all outstanding claims with the owners’ consortium on the Hamaca Crude Upgrader Project in Jose, Venezuela. The pending arbitration proceedings have been dismissed. The settlement reimbursed the company for its incurred costs arising from change orders on the project and for its cost of capital in funding those incurred costs. The settlement was recorded in revenue and resulted in recognition of $30.5 million in operating profit in the Oil & Gas segment.
     New awards in the Oil & Gas segment were $4.4 billion in 2005, $4.0 billion in 2004 and $4.1 billion in 2003. The segment is participating in an expanding market that includes very large “mega-projects” in diverse geographical locations, which are very well suited for Fluor’s global execution and project management capabilities and strong financial position. New project awards in 2005 included $1.3 billion for two large international petrochemical projects, $1.0 billion for a gas complex in the United Arab Emirates and $774 million from a Canadian oil sands project. New project awards in 2004 included a $570 million oil sands project and a $244 million clean fuels project, which are both in Canada, a $346 million refinery complex modernization project in Mexico and a $176 million refinery upgrade project in South Africa. New project awards in 2003 include the Tengizchevroil (“TCO”) project, a major oil and gas development in Kazakhstan.
     Backlog for the Oil & Gas segment was $6.0 billion, up sequentially from $5.3 billion at December 31, 2004 and $3.8 billion at December 31, 2003. The 2005 growth relates principally to the continued strength of new awards and project scope adjustments to existing projects. The 2004 backlog growth included the impacts of new awards and the reclassification of ICA Fluor during the year.
     Total assets in the Oil & Gas segment decreased to $575 million at December 31, 2005 from $731 million at December 31, 2004, reflecting the net impact of the settlement on the Hamaca project, partially offset by additional costs associated with the higher level of project execution activities. Total assets in the Oil & Gas segment were $523 million at December 31, 2003. The 2004 increase includes the impact of the growth in segment revenues, as well as incurred costs that were deferred on the Hamaca project of $70 million.
     Industrial & Infrastructure. As mentioned above, in the first quarter of 2005, the chemicals business line, which had been part of the Industrial & Infrastructure segment, was realigned under the Oil & Gas segment. Again, this change was made to better match the needs for the large number of petrochemical projects anticipated over the next few years with the Oil & Gas segment’s large project support infrastructure. All prior periods have been restated to reflect this change.
     The Industrial & Infrastructure segment had revenues of $3.2 billion, $2.1 billion and $2.5 billion for the years ended December 31, 2005, 2004 and 2003, respectively. Revenues increased significantly during 2005, primarily as the result of the strength of 2004 contract awards. The 18 percent decline in revenues during 2004 resulted from slow start-up progress on recently awarded projects and a lower level of new awards in the latter half of 2003. In addition, certain projects that were removed from backlog in 2003 also had a negative impact on the volume of work performed in 2004.
     The Industrial & Infrastructure segment reported an operating loss of $16.7 million for 2005, compared with operating profits of $62.4 million and $63.1 million for 2004 and 2003, respectively. Operating results for the segment have been impacted in all three years by provisions relating to specific projects.
     During 2005, a $32.1 million charge relating to the no-liability resolution of a Cayman Islands project was recorded. On June 23, 2005, Fluor Daniel Caribbean, Inc. (“FD Caribbean”), a wholly owned subsidiary of the company, received an unfavorable jury verdict awarding $28.8 million to the developer of a resort hotel project in the Caribbean. FD Caribbean was the general contractor on the project, which is located in the Cayman Islands. As a consequence, the company recorded a $65 million charge in its second quarter to recognize the jury award, estimated attorney fees and pre-judgment interest, and reversal of previously billed accounts receivable for work performed on the project. At the time of the original jury decision, the company strongly believed the verdict was not supported by the facts or by applicable law. On September 15, 2005, the judge who tried the case granted the company’s motion for a new trial, setting aside the unfavorable verdict in its totality. On September 29, 2005, in lieu of a new trial, the parties stipulated to a judgment of no liability in favor of either side, and the action was dismissed with prejudice. As a result, the company reversed the provision for the jury award, estimated attorney fees and pre-judgment interest in the third quarter of 2005.
     The company participates in a 50/50 joint venture that is executing a fixed-price transportation infrastructure project in California. The project continues to be subject to circumstances including owner-directed scope changes leading to quantity growth, cost escalation, and additional labor, resulting in additional costs due to schedule delays. The company continues to evaluate the impact of these circumstances on estimated total project costs, as well as claims for recoveries and other contingencies on the project. During 2005 and 2004, provisions of $24 million and $28 million, respectively, were recorded due to these increasing estimated costs. While the estimate of total project costs is based on the final design including changes directed by the client, any future changes in these estimates will be recognized when identified.
     To date, the joint venture has submitted claims totaling approximately $112 million to the client. Costs totaling $28.7 million have been incurred by the joint venture against these claims as of December 31, 2005 and the company has recognized its $14.4 million proportionate share of these costs in revenue.
     In addition to charges arising from the Cayman Islands and transportation infrastructure projects discussed above, during 2005 the segment recorded provisions totaling approximately $50 million relating to a number of other projects that have been the subject of dispute resolution activities. Project losses recognized in 2005 include settlements on a resort hotel project in the Bahamas and two life sciences projects. These projects were bid under fixed price or guaranteed maximum commercial terms where the risk of variances in cost estimates remain with the company. Where the company had determined that costs incurred in excess of the contract price should be the responsibility of the owner, the company made claims against the owners for recovery of costs incurred. Dispute resolution activities have now been concluded on these matters and settlements have been finalized. Several other matters of lesser significance were concluded and incurred costs deemed to be unrecoverable including certain legal fees were recognized in 2005.
     During 2004, operating profit included the recorded provision for the transportation infrastructure project discussed above and a $7.2 million positive impact from a recovery of insurance proceeds relating to the Verde Gold project. In 2003, operating profit was negatively impacted by a $7.4 million charge relating to the write-down of an equity investment in a magnesium smelter project in Australia.
     The company is involved in arbitration proceedings in connection with its London Connect Project (“LUL”), a $500 million lump sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system. In February 2005, the company sought relief through arbitration proceedings for two issues. First, the company is seeking relief for the overall delay and disruption to the project that relates to the contract time period of 2001 through 2003. The arbitration hearing on this matter is scheduled to commence in May 2006. In addition, a claim for delay and disruption subsequent to 2003 will be submitted to the dispute resolution process shortly. The total costs incurred amounting to $44 million relating to delay and disruption for the entire contract period have been recognized as claims. The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment. Hearings involving LUL, the company and Motorola, a subcontractor, are completed and the parties await the arbitration award.
     New awards in the Industrial & Infrastructure segment were $2.3 billion during 2005, following a very strong level of $4.6 billion in 2004 and $2.2 billion during 2003. The lower level of new awards in 2005 includes the impact of reduced spending by life sciences customers and the timing of receipt of large mining awards. New awards in 2004 included a variety of mining, life sciences and manufacturing projects throughout the world.
     Backlog for the Industrial & Infrastructure segment declined to $3.9 billion at the end of 2005 from $5.1 billion at the end of 2004. For 2003, ending backlog was $2.9 billion. The 2005 decline includes the impact of the lower level of new awards during the year and reductions relating primarily to the cancellations of a number of life sciences projects. The growth during 2004 was reflective of the substantial new awards during the year.
     Government. The Government segment had revenues of $2.7 billion, $2.3 billion and $1.7 billion for the years ended December 31, 2005, 2004 and 2003, respectively. The 19 percent increase in revenue during 2005 resulted principally from FEMA contracts associated with hurricane relief efforts in certain states bordering the Gulf of Mexico and an increase in reconstruction activity in Iraq. The 34 percent increase in revenue during 2004 resulted principally from reconstruction activity in Iraq, strong performance on environmental remediation programs for the Department of Energy (“DOE”), and approximately $220 million from businesses acquired in 2004 and 2003. Del-Jen, Inc. (“Del-Jen”) was acquired late in the first quarter of 2003 and J.A. Jones was acquired in the fourth quarter of 2003. In addition, Trend Western was acquired by Del-Jen in the first quarter of 2004. Revenue in all three years includes work for ongoing environmental restoration, engineering, construction, site operations and maintenance services at two major DOE sites: the Fernald Environmental Management Project (“Fernald”) in Ohio and the Hanford Environmental Management Project in Washington.
     The operating profit for the Government segment during 2005 of $83.7 million, or 3 percent of revenues, was essentially unchanged compared with 2004. Although 2005 operating profit increased due to the year’s revenue growth, that improvement was offset by a $5 million charge related to the settlement of a civil lawsuit with the U.S. Department of Justice and provisions totaling $56 million recognized on four embassy projects. These embassy projects have been adversely impacted by higher costs due to scope changes, unexpected execution problems, increases in material cost and subcontractor difficulties. The company has 11 embassy projects that are in various stages of completion under contracts with the United States Department of State. Claims for equitable adjustment on seven of these projects totaling approximately $77.5 million have been identified to date and as of December 31, 2005, $44.3 million in costs relating to these claims have been incurred and recognized in revenue. Additional claim recoveries continue to be evaluated.

     For the year ended December 31, 2004, operating profit of $83.5 million, or 3.7 percent of revenue, compares with $48.1 million, or 2.8 percent of revenue, during 2003. The earnings growth resulted from strong performance on environmental nuclear projects and from the full year effect of the Del-Jen and Trend Western acquisitions.
     New awards in the Government segment were $2.5 billion during 2005, compared with $2.3 billion during 2004 and $2.0 billion in 2003. During the past two years new awards have increased due to new FEMA contracts, reconstruction activities in Iraq and business acquisitions. Many projects performed on behalf of U.S. government clients under multi-year contracts provide for annual funding. As a result, new awards for the Government segment only reflect the annual award of work to be performed over the ensuing 12 months for annually-funded contracts. Backlog has remained fairly constant over the past three years, at $1.4 billion for 2005 and $1.5 billion for 2004 and 2003.
     Total assets in the Government segment increased to $905 million at December 31, 2005, up from $654 million at December 31, 2004 and $475 million at December 31, 2003. The 2005 increase was the combined result of significant increases in accounts receivable and contract work in progress relating to FEMA and Iraq reconstruction projects, the embassy claims, and unbilled fees on the Fernald project. The 2004 increase related principally to Iraq reconstruction projects and unbilled fees on the Fernald project.
     The segment has recognized unbilled fees totaling $130 million related to the Fernald project. The project has moved into the closeout stage and contract terms provide that a portion of the earned fees will not be billed until project completion in 2006. Deferred fees recognized in revenue in 2005, 2004 and 2003 were $38.9 million, $36.8 million and $21.9 million, respectively.
     Global Services. The Global Services segment had revenues of $1.6 billion, $1.3 billion and $1.1 billion for the years ended December 31, 2005, 2004 and 2003, respectively. Increased operations and maintenance and equipment rental activities have been the primary drivers of these increases. Operating profit margin in the Global Services segment was 7.2 percent, 7.8 percent and 8.7 percent for the years ended December 31, 2005, 2004 and 2003 respectively. The small decline during 2005 resulted from a shift in the mix of business among the segment’s various service lines. The 2004 decline was the result of lower levels of self-perform construction activity and reduced margins resulting from competitive factors in the operations and maintenance business.
     The equipment, temporary staffing and global sourcing and procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. Accordingly, new awards and backlog for the segment relate to the operations and maintenance activities only.
     New awards in the Global Services segment increased 42 percent, to $2.2 billion during 2005, and 23 percent, to $1.5 billion during 2004, from $1.3 billion during 2003. Continued growth in the number of client sites served gave rise to these increases.
     During 2005, backlog for the Global Services segment increased by 9 percent, to $2.5 billion, from $2.3 billion at the end of 2004. Backlog increased 24 percent during 2004, from $1.8 billion at December 31, 2003. This growth was principally the result of the increase in new awards discussed in the preceding paragraph, although a change in scope on a large maintenance contract resulted in the removal of $400 million in materials costs from backlog during 2005.
     Total assets in the Global Services segment increased to $640 million at December 31, 2005, up from $463 million at December 31, 2004 and $384 million at December 31, 2003. These increases were the combined result of significant increases in capital expenditures, accounts receivable and contract work in progress relating to hurricane relief projects and equipment rentals associated with Iraq reconstruction contracts.
     Power. In July 2003, the company jointly announced with Duke Energy Corporation the decision to terminate the Duke/Fluor Daniel partnership (“D/FD”) as a result of the significant decline in the construction of new power plants. The dissolution was substantially completed in 2005 and did not have a material impact on results of operations or financial position of the company. The Power segment continues to identify and pursue power generation opportunities with its own resources.
     Commencing in the third quarter of 2004, as the result of a shift in the markets served by and the types of projects awarded to ICA Fluor, its operating results, new awards and backlog are included in the Oil & Gas segment rather than the Power segment where it was previously reported. Prior periods have not been restated for the change in segment classification of ICA Fluor.
     The Power segment has reported significantly lower revenue in 2005 and 2004, of $384 million and $326 million, respectively, than during 2003, when $759 million was reported. This decline resulted from the reduced level of construction of new power plants discussed above.
     Operating profit margin in the Power segment declined to 3.5 percent during 2005 from 4.2 percent during 2004. The 2005 margin reflects the negative impact of a loss on one project, partly offset by favorable performance on a number of other projects. The 2004 margin reflects performance on projects that were either completed or nearing completion, where profit recognition is strongest and a favorable settlement for a dispute relating to a project that was completed in 2002. The favorable results were partly offset by unexpected costs associated with a waste-coal power plant start-up and commissioning. Operating margin during 2003 was a very strong 10.2 percent, which was attributable to highly successful execution resulting in early completion of a number of projects. Projects in the Power segment are often bid and awarded on a fixed price basis. This method of contracting provides opportunities for margin improvement resulting from successful execution, but also exposes the segment to the risk of cost overruns due to factors such as material cost and labor productivity variances or schedule delays.
     New awards in the Power segment recovered due to a modest strengthening in the power generation market during 2005 and 2004. New awards were to $1.0 billion in 2005 and $612 million in 2004, compared with $485 million during 2003. New awards in 2005 included a contract for the installation of three flue-gas desulphurization units at a coal-fired power facility in Kentucky and a 2000 megawatt power plant in Nevada. New awards in 2004 included one for the recommissioning of a power plant in South Africa and a contract for the completion of a partially-constructed natural gas-fired plant in Nevada.
     Backlog for the Power segment increased to $1.1 billion at December 31, 2005 from $552 million at December 31, 2004, reflecting the new awards in 2005. During 2004, backlog declined from $605 million at December 31, 2003, which included the impact of the movement of ICA Fluor to the Oil & Gas segment.
Corporate and Tax Matters
     Corporate. For the three years ended December 31, 2005, corporate administrative and general expenses were $143.7 million, $142.4 million and $141.5 million, respectively. Included in these amounts is non-operating income of $11 million, $9 million and $1 million, respectively. The 2005 and 2004 amounts relate primarily to gains from sales of portfolio properties in both years and a gain from disposal of a residual property interest in 2004. Corporate administrative and general expense, excluding non-operating items, increased two percent in 2005 and six percent in 2004. The factors that impacted the 2004 expense level continued in 2005, and additional expenses were incurred with respect to the relocation of the corporate headquarters, as discussed below. The 2004 increase was the net result of savings from successful expense reduction programs and favorable pension adjustments, offset by higher executive incentives and costs of complying with the provisions of the Sarbanes Oxley Act of 2002.
     On May 10, 2005, the company announced its decision to relocate its corporate headquarters from Southern California to the Dallas/Fort Worth metropolitan area. This move is expected to improve operational efficiency and position the company to more effectively serve its global client base. Of the approximately 390 headquarters staff located in Aliso Viejo, California on May 10, 2005, approximately 200 employees will either stay in Southern California or move to other U.S. office locations. Approximately 80 employees from Southern California and other company locations will relocate to the new Texas headquarters where approximately 100 additional employees are expected to be hired. Approximately 130 employees will leave the company as a result of the move.

     The cost of employee displacements is being accrued ratably starting in the third quarter of 2005 through the anticipated date of the Southern California headquarters office closure in the second quarter of 2006. All other relocation and hiring costs are charged to expense as incurred.
     For the year ended December 31, 2005, corporate administrative expenses include $5.7 million for relocation costs, which comprises the accrual of employee displacement costs and other direct expenses. Additional employee relocation and hiring costs and facility relocation costs totaling approximately $19 million are expected to be incurred during 2006, which will also be included in corporate administrative and general expense.
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
     Net interest income was $7.4 million, $3.5 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Higher interest income in 2005 relates principally to larger investment balances and higher short-term interest rates.
     Tax. The effective tax rates on the company’s continuing operations were 24.1 percent, 33.6 percent and 33.0 percent for the years 2005, 2004 and 2003, respectively. The decrease in the 2005 tax rate compared with 2004 is primarily attributable to a favorable audit settlement with the Internal Revenue Service, tax benefit associated with the dividends made pursuant to the American Jobs Creation Act of 2004 (the “Jobs Act”) as more fully discussed below, and the reversal of certain valuation allowance resulting from the realization of tax benefits associated with such items on the tax returns. These items include certain net operating loss and tax credit carryforwards. In addition, the increased foreign activities of the company during the year also produced increased extraterritorial income exclusion tax benefit. These aforementioned favorable tax rate variances were partially offset by the tax effect recorded on certain foreign earnings which the company had previously planned to reinvest overseas indefinitely. During 2005, the company reviewed its intent with respect to such foreign earnings and decided to forego this permanent reinvestment plan. Accordingly, the 2005 tax rate reflects the U.S. tax effect on these earnings.
     The slight rise in the tax rate in 2004 compared with 2003 is primarily due to the increase in non-deductible expenses. Such increase, however, was partially offset by the reversal of certain valuation allowances arising from the utilization of certain tax credit carryforward, and the decrease in state income taxes largely attributable to the utilization of prior year net operating losses in California, which losses were suspended in 2003 and 2002 due to the state’s deficit position. In addition, during 2004 the company disposed of certain business assets, which resulted in a favorable effective tax rate variance due to certain permanent book/tax basis differences.
     On October 22, 2004, the Jobs Act was signed into law. Among its various provisions, the Jobs Act creates a one-time incentive for U.S. corporations to repatriate certain qualified foreign earnings by providing an 85 percent dividends received deduction, subject to specific reinvestment guidelines and certain limitations. On December 21, 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 allows companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Jobs Act on a company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purpose of applying Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”
     On August 11, 2005, the company’s Domestic Reinvestment Plan (the “Plan”) prepared pursuant to the Jobs Act was approved by the company’s Chief Executive Officer. The Plan was ratified by the Executive Committee of the company’s Board of Directors on August 29, 2005.
     On September 29, 2005, approximately $89 million was repatriated from certain foreign subsidiaries of the company, including certain previously taxed income and the base year amount as provided under the repatriation provision of the Jobs Act. The results of operations for 2005 include a tax benefit of $3.8 million attributable to the dividends received deduction net of the foreign tax credits given up in exchange for such deduction. Note that this tax benefit decreased slightly from $4.1 million reported in the third quarter due to a true-up of the 2005 operating results in the fourth quarter.
Discontinued Operations
     In September 2001, the Board of Directors approved a plan to dispose of certain non-core operations of the company’s construction equipment and non-EPCM components of its temporary staffing businesses. An active program to consummate such disposal was initiated and completed as of the end of the second quarter of 2003.
     During 2003 the last remaining dealership operation was sold generating proceeds of $31.9 million. Revenue, earnings and loss on disposal for discontinued operations during 2003 were $30.1 million, $1.5 million and $13.1 million, respectively. There have been no results of operations reported as discontinued operations for any period subsequent to June 30, 2003.
Matters in Dispute Resolution
     As of December 31, 2005, a number of matters relating to certain significant completed and in progress projects were in the dispute resolution process. The following discussion provides a background and current status of certain of these matters:
Infrastructure Joint Venture Project
     Discussion of the status of an infrastructure joint venture project in California is included above under “Industrial & Infrastructure”.
London Connect Project
     Discussion of the status of the London Connect project is included above under “Industrial & Infrastructure”.
Embassy Projects
     Discussion of the status of these projects is included above under “Government”.
Fluor Daniel International and Fluor Arabia Ltd. V. General Electric Company, et al
U.S.D.C., Southern District Court, New York
     In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the engineering, procurement and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded. In January 2005 the arbitration panel indicated that it would be rendering its decision in two phases; the first to be a decision on entitlement and second, a decision on damages. On May 4, 2005 the arbitration panel issued a partial award on entitlement issues which confirmed Fluor’s entitlement to recovery of certain of its claims for costs incurred in construction of the plant. A decision determining the amount recoverable has yet to be issued by the arbitration panel.
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
Financial Position and Liquidity
     Cash provided by operating activities during 2005 was $409 million of which $245 million was provided by reductions in net operating assets and liabilities, primarily due to cash collected in connection with the close-out of the Hamaca project. The company used significant cash in 2004 and 2003 to fund ongoing work and change orders relating to the Hamaca project. In both 2004 and 2003, net operating assets and liabilities increased by amounts greater than funds generated by other earnings sources resulting in cash being utilized by operating activities. Significant cash was used in 2004 and 2003 to fund projects in the Power segment resulting in a reduction in advances from affiliate of $45 million and $213 million, respectively. These advances represented the company’s proportional share of excess cash from Duke/Fluor Daniel that was generated from client advance payments received in prior years upon award of projects. With the completion of nearly all work on Duke/Fluor Daniel projects as of the end of 2004, the amounts advanced to the company had been substantially repaid to the partnership and used in project execution. The company jointly announced with Duke Energy Corporation in 2003, the decision to dissolve the partnership. The dissolution was largely completed in 2005 with no significant impact on cash flows.
     The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects. The increase in new awards over the last three years will continue to result in periodic start-up activities where the use of cash is greatest on projects for which cash is not provided by advances from clients. As work progresses on individual projects and client payments on invoiced amounts begin, cash used in start-up activities is recovered and cash flows tend to stabilize through project completion. Liquidity is also provided by substantial advance billings on contracts in progress, which prior to 2004 included the company’s proportional share of excess cash that was advanced to the company by Duke/Fluor Daniel. As customer advances are used in project execution and not replaced by advances on new projects, the company’s cash position will be reduced. In the event there is net investment in operating assets that exceeds available cash balances the company maintains short-term borrowing facilities to satisfy any periodic net operating cash outflows.
     Cash from operating activities is used to provide contributions to the company’s defined contribution and defined benefit plans. While contributions to defined contribution plans have remained relatively stable over the past three years, contributions to the defined benefit plans have shown more variability, at $89 million in 2005 compared with $30 million in 2004 and $52 million in 2003. The large contributions in 2005 and 2003 were due in part to the variability of actual returns on plan assets coupled with the business objective to utilize available resources to maintain or achieve full funding of accumulated benefits in most of the plans. One plan that was not fully funded in 2004 and 2003 received a contribution totaling $60 million which provides full funding to the level of accumulated benefits as of December 31, 2005. As of December 31, 2005 all plans are funded to at least the level of accumulated benefits.
     During 2003, the receipt of funds from insurance claims relating to the Murrin Murrin project amounted to $84.1 million. As of December 31, 2005, amounts due from the insurance companies for claims submitted have been collected except for minor amounts of arbitration defense costs.
     Business acquisitions utilized cash of $33.0 million during 2004 (for the acquisition of Trend Western) and $54.5 million during 2003 (for the acquisition of Del-Jen, P2S and J.A. Jones International). Cash flows from investing activities during 2005 and 2004 included $45.0 million and $58.6 million from the sale of real estate assets and a residual property interest and $24.7 million and $22.2 million, respectively from the disposal of other property, plant and equipment. During 2003 the company realized $26.1 million from the disposal of property, plant and equipment and $31.9 million in proceeds from the sale of the last discontinued equipment dealership operation.
     Cash utilized by investing activities in 2005, 2004 and 2003 included capital expenditures of $213.2 million, $104.4 million and $79.0 million, respectively, for continuing operations. Capital expenditures for continuing operations include $23.9 million in 2005 for construction of the new corporate headquarters facility in Texas, but otherwise relate primarily relate to the equipment operations in the Global Services segment that support engineering and construction projects. The increase in these capital expenditures over the past three years related largely to rental equipment to support reconstruction activity in Iraq in all years and hurricane recovery in the United States during 2005. Capital expenditures in future periods will include equipment purchases for the equipment operations of the Global Services segment, completion of the new headquarters facility and renewal and refurbishment of other facilities, and computer infrastructure in support of the company’s continuing investment in automated systems. New engineering and construction joint ventures of the Industrial and Infrastructure segment in the United Kingdom during 2005 required capital contributions totaling approximately $30 million.
     In July 2004, the company entered into a new, five-year, $800 million Senior Credit Facility. The agreement replaced existing facilities totaling $700 million. Of the total capacity, $300 million is dedicated to commercial paper back-up lines. The balance is available for letters of credit and funded loans. As of December 31, 2004, primarily in response to significant increases in funds required for project operations, the company had outstanding borrowings of $129.9 million in the commercial paper market. These borrowings were repaid during 2005.
     During 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due 2024, realizing net proceeds of $323 million. Proceeds from the Notes were used to pay off all outstanding commercial paper and $100.0 million was used to obtain ownership of the Aliso Viejo engineering and corporate offices through payoff of the lease financing. Ownership of the Calgary, Canada facilities was also obtained during 2004 through the payoff of $28.6 million of lease financing using available Canadian cash balances.
     In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion. During the fourth quarter of 2005, the trigger price was achieved for the specified number of days and the Notes have therefore been classified as short-term debt as of December 31, 2005. The company does not know the amount, if any, of the Notes that will be presented for conversion, and will use available cash balances to satisfy any required repayments.
     In December 2004, the company filed a “shelf” registration statement for the issuance of up to $500 million of any combination of debt securities or common stock, the proceeds from which could be used for debt retirement, the funding of working capital requirements or other corporate purposes. The company has entered into a distribution agreement for up to two million shares of common stock. During 2005 the company sold 758,367 shares under this distribution agreement, realizing net proceeds of $41.8 million.
     During 2005, an equity bridge loan and non-recourse project financing provided $16.8 million and $57.6 million, respectively, of financing cash flow. These amounts relate to the consolidation of a joint venture, as discussed in National Roads Telecommunications Services Project below.
     Proceeds from stock option exercises provided cash flow of $50.6 million, $61.7 million and $28.5 million during 2005, 2004 and 2003, respectively. The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares under certain market conditions. No purchases were made during 2005 or 2004. During 2003, the company purchased 94,000 shares for total consideration of $2.7 million. The maximum number of shares that could be purchased under the existing repurchase program is 4.1 million shares. There is no present plan to purchase any shares under the existing program.
     Cash dividends declared in 2005, 2004 and 2003 were at the rate of $0.64 per share. Declared dividends are typically paid during the month following the quarter in which they are declared. However, for the dividend paid to shareholders as of January 3, 2006, payment by the company to the disbursing agent occurred in the month of

December 2005, resulting in two cash payments by the company in the fourth quarter. In the first quarter of 2006, the company’s Board of Directors authorized an increase in the dividend payable April 3, 2006 to $0.20 per share. The payment and level of future cash dividends will be subject to the discretion of the company’s Board of Directors.
     Beginning in 2003 and continuing through 2004, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. This trend reversed during 2005 and unrealized translation losses occurred. Unrealized losses of $32.9 million in 2005 and unrealized gains of $40.0 million and $45.1 million in 2004 and 2003, respectively, relate to cash balances held in currencies other than the U.S. dollar. Because most of the cash held in foreign currencies will be used for project related expenditures in those currencies, the company’s exposure to realized exchange gains and losses is considered nominal.
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
     Off-Balance Sheet Arrangements (including contractual obligations). The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $976 million in committed and uncommitted lines of credit to support letters of credit. In addition, the company has $61 million in uncommitted lines for general cash management purposes. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. At December 31, 2005, the company had utilized $542 million of its letter of credit capacity. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.
     Contractual obligations at December 31, 2005 are summarized as follows:

		Amount of Commitment Expiration Per Period

Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	Over 5 years

$ in millions
Debt:
1.5% Convertible Senior Notes	$330	$330	$—	$—	$—
5.625% Municipal bonds	17	—	—	—	17
4.65% equity bridge loan	17	—	17	—	—
Non-recourse project finance debt	58	—	34	24	—
Operating leases (1)	248	27	49	38	134
Compensation related obligations	311	26	66	68	151
Guarantee of pollution control bonds	5	3	2	—	—

Total	$986	$386	$168	$130	$302

(1)	Operating leases are primarily for engineering and project execution office facilities in Sugar Land, Texas, the United Kingdom and various other domestic and international locations.
     The company has a joint venture arrangement that will design, build, finance and maintain an aircraft refueling facility at a United States Air Force base in Qatar for the Defense Energy Support Center, an agency of the Department of Defense. The company has a 27.5 percent interest in the joint venture company. On April 29, 2005, the joint venture entered into an agreement for project financing which includes a joint and several project completion guarantee by the members of the joint venture. The maximum potential amount of future payments that could be required under the guarantee is $76.5 million, the maximum principal amount available under the financing arrangement, plus any accrued interest. The facility is presently over 50 percent complete and proceeding as expected.

National Roads Telecommunications Services (“NRTS”) Project
     During 2005 the company’s Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited (“GeneSYS”), which is consolidated in the company’s consolidated financial statements. The project was entered into with the United Kingdom Secretary of State for Transport (the “Highways Agency”) to design, build, maintain and finance a new integrated transmission network throughout England’s motorways. The project will be executed by GeneSYS in which the company owns a 45 percent interest and HSBC Infrastructure Fund Management Limited, which owns a 55 percent interest. GeneSYS will finance the engineering and construction (“E&C”) of upgraded telecommunications infrastructure with approximately $240 million (£140 million) of non-recourse debt (the “term loan facility”) from a consortium of lenders (the “Banks”) along with joint venture member capital contributions totaling approximately $37 million (£22 million). The equity contributions by the joint venture members have been provided through equity bridge loans from the Banks. The loans have been guaranteed or secured in proportion to each member’s equity participation. The equity bridge loans are repayable upon completion of the upgrade at which time the equity members are required to fund their contributions to the joint venture.
     During construction, the availability of the existing telecommunications network will be maintained for the Highways Agency by GeneSYS. Upon completion of the upgrade, operating availability of the network will be provided to the Highways Agency and the system will be fully maintained by GeneSYS. Under this arrangement, GeneSYS is entitled to payments from the Highways Agency for network availability, operations and maintenance (“O&M”) plus fees for on-demand maintenance services. The company has been engaged by GeneSYS to provide design engineering and construction of the network as well as O&M and on-demand services for the existing and upgraded facilities under a subcontract extending through 2016.
     Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture. The company’s December 31, 2005 financial statements include the accounts of GeneSYS, and, accordingly, the nonrecourse debt provided by the Banks.
     The term loan facility provides for interest only at LIBOR plus a margin of 95 basis points during construction of the upgraded facilities reducing to a margin of 90 basis points after completion of construction and continuing until fully repaid. Commitment fees are payable on unused portions of the facility. Payments are due in installments over the term of the services period ending in 2016.
     The term loan facility is an obligation of GeneSYS and will never be a debt obligation of the company because it is non-recourse to the joint venture members. Accordingly, in the event of a default on the term loans, the lenders may only look to the resources of GeneSYS for repayment. The debt will never be repayable from assets of the company beyond its gross $17 million equity investment plus any un-remitted profits in the venture.
     The contract has been segmented between the E&C and O&M portions of the work to be performed. The E&C portion of the work will be accounted for using contract accounting revenue recognition principles. Revenue in connection with O&M services including on-demand services will be recognized as earned through the life of the contract.
     Guarantees In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated joint ventures and other jointly- executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. The amount of guarantees outstanding measured on this basis totals $2.4 billion as of December 31, 2005. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, the amount payable under a guarantee is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.
     Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of December 31, 2005, the company had extended financial guarantees on behalf of certain clients and other unrelated third parties totaling approximately $9.7 million, including a recognized amount of $5.3 million associated with a guarantee of pollution control bonds related to zinc operations that were sold in 1987.
     Inflation Although inflation and cost trends affect the company, its engineering and construction operations are generally protected by the ability to fix costs at the time of bidding or to recover cost increases in cost reimbursable contracts. The company has taken actions to reduce its dependence on external economic conditions; however, management is unable to predict with certainty the amount and mix of future business.

Item 7A.	Quantitative and Qualitative Discussions about Market Risk
     The company invests excess cash in short-term securities that carry a floating money market rate of return. Additionally, a substantial portion of the company’s cash balances are maintained in foreign countries. Debt instruments carry a fixed rate coupon on all long-term debt. The company’s exposure to interest rate risk on its long-term debt is not material due to the low fixed interest rates on the obligations. However, commercial paper, when outstanding, is issued at current short-term interest rates, which could increase in the future.
     The company does not currently use derivatives, such as swaps, to alter the interest characteristics of its short-term securities or its debt instruments. The company generally utilizes currency options and forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and does not engage in currency speculation. At December 31, 2005, the company had forward foreign exchange contracts of less than 15 months duration, to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts at December 31, 2005 was $52 million.
     Beginning in 2003 and continuing through 2004, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar, resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. This trend reversed during 2005 and unrealized translation losses occurred. Most of these unrealized gains or losses relate to cash balances held in currencies other than the U.S. dollar. Because it is expected that most of this cash will be used for project execution expenditures in the currency in which it is held, the risk of realized translation losses is mitigated.
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
     The information required by this Item is submitted as a separate section of this Form 10-K. See Item 15 beginning on page F-1, below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
     Management’s Report on Internal Control Over Financial Reporting, which appears on page F-2 of this report, is incorporated herein by this reference.
Attestation Report of the Independent Registered Public Accounting Firm
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report which appears on page F-3 of this report, and which is incorporated herein by this reference.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
     None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
     The information required by paragraph (a), and paragraphs (c) through (j) of Item 401 of Regulation S-K (except for information required by paragraph (b) and (e) of Item 401 to the extent the required information pertains to our executive officers, which is set forth below) is hereby incorporated by reference from our definitive proxy statement for our 2006 annual meeting which will be filed with the Securities and Exchange Commission (the “Commission”). Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporate Governance portion of our Proxy Statement.
Executive Officers of the Registrant
     Pursuant to the requirements of Item 401(b) and 401(e) of Regulation S-K, the following information is being furnished with respect to the company’s executive officers:

Name	Age	Position with the Company(1)
Ray F. Barnard	47	Chief Information Officer
Alan L. Boeckmann	57	Chairman and Chief Executive Officer
David E. Constable	44	Group President, Power
Stephen B. Dobbs	48	Group President, Industrial & Infrastructure
Jeffery L. Faulk	55	Group President, Energy & Chemicals
Lawrence N. Fisher	62	Chief Legal Officer and Secretary
Lisa Glatch	43	Group President, Government
H. Steven Gilbert	58	Senior Vice President, Human Resources and Administration
Kirk D. Grimes	48	Group President, Global Services
John L. Hopkins	51	Group President, Government
Victor L. Prechtl	59	Vice President and Controller
D. Michael Steuert	57	Senior Vice President and Chief Financial Officer

(1)	Except where otherwise indicated, all references are to positions held with Fluor Corporation or one of its subsidiaries. All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors.
Ray F. Barnard
     Chief Information Officer, since February 2002; formerly, Senior Vice President with TradeMC from 2000-2002; formerly, Executive Vice President, ENSCO Corporation from 1999 to 2000; formerly, Vice President, IBM Corporation from 1994 to 1998; joined the company in 2000.
Alan L. Boeckmann
     Chairman and Chief Executive Officer, since February 2002; member of the Board since 2001; formerly, Chief Operating Officer from 2000; President and Chief Executive Officer, Fluor Daniel, from 1999; joined the company in 1979 with previous service from 1974 to 1977.
David E. Constable
     Group President, Power, since October 2005; formerly, Senior Vice President, Sales for Energy & Chemicals from 2003 to 2005; formerly, President, Operations & Maintenance and Telecommunications business line from 2000 to 2003; joined the company in 1982.

Stephen B. Dobbs
     Group President, Industrial and Infrastructure, since November 2004; formerly, Group President, Infrastructure, from October 2003; President, Infrastructure from 2002; President, Transportation, from 2001; formerly Vice President, Sales, Infrastructure from 1999; joined the company in 1980.
Jeffery L. Faulk
     Group President, Energy & Chemicals, since October 2003; formerly President and Chief Executive Officer of Duke/Fluor Daniel from 2001; formerly Senior Vice President Operations, Energy & Chemicals and Vice President Operations, Oil & Gas since 1996; joined the company in 1973.
Lawrence N. Fisher
     Chief Legal Officer and Secretary since 1996; joined the company in 1974.
Lisa Glatch
     Group President, Government since September 2005; formerly, Senior Vice President, Government Operations from 2004 to 2005; formerly, President, Telecommunications Business Unit from 2002 to 2004; formerly, Senior Vice President, Human Resources from 2001 to 2002; formerly, Lead Executive, Proctor & Gamble account from 1999; joined the Company in 1996 with a break in service in 2000 when she was Director, West Coast Operations of Jacobs Engineering Group.
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
John L. Hopkins
     Group President, Government since October 2003; formerly, Group Executive, Sales, Marketing and Strategic Planning from 2002; formerly Group Executive, Fluor Global Services from September 2001; formerly President and Chief Executive Officer, TradeMC, a developer and promoter of supplier networks for the procurement of capital goods from March 2000 in which the company had an ownership interest; Group President, Sales & Marketing from 1988; joined the company in 1984 as a result of the company’s acquisition of Strategic Organizational Systems, Inc.
Victor L. Prechtl
     Vice President and Controller since 1994; joined the company in 1981.
D. Michael Steuert
     Senior Vice President and Chief Financial Officer since May 2001; formerly Senior Vice President and Chief Financial Officer, Litton Industries, Inc., a major defense contractor from 1999 to 2001; joined the company in May 2001.

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
Attention: Investor Relations
One Enterprise Drive
Aliso Viejo, California 92656
(949) 349-2000

On or after April 24, 2006:
Fluor Corporation
Attention: Investor Relations
6700 Las Colinas Boulevard
Irving, Texas 75039
(469) 398-7220
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
Certifications
     In 2005, we submitted to the New York Stock Exchange certifications of our Chairman and Chief Executive Officer and our Chief Legal Officer that they were not aware of any violation by Fluor Corporation of the New York Stock Exchange’s corporate governance listing standards. In addition, we have filed with the Securities and Exchange Commission, as an exhibit to this Form 10-K with respect to fiscal year 2005, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosure.

Item 11.	Executive Compensation
     Information required by this item is included in the Organization and Compensation Committee Report on Executive Compensation, Executive Compensation and Other Information, Compensation Committee Interlocks and Insider Participation and Directors’ Fees sections of our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days following the close of our year, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 403 of Regulation S-K is included in the Stock Ownership and Stock-Based Holdings of Executive Officers and Directors, Stock Ownership of Certain Beneficial Owners, and Executive Compensation and Other Information sections of our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days following the close of our year, which information is incorporated herein by reference.

Equity Compensation Plan Information
     The following table provides information as of December 31, 2005 with respect to the shares of common stock that may be issued under the Company’s equity compensation plans:

	(a)	(b)	(c)
	Number of securities to be	Weighted average	Number of securities available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options, warrants	outstanding options,	compensation plans (excluding
Plan Category	and rights	warrants and rights	securities listed in column (a))
Equity compensation plans approved by shareholders (1)	431,165	$30.72	3,034,383

Equity compensation plans not approved by shareholders (2)	904,439	$35.52	0

Total	1,335,604	$33.97	3,034,383

(1)	Consists of the 2000 Non-Employee Director Plan, as amended in 2004, and the 2003 Executive Performance Incentive Plan, both of which were approved by shareholders.

(2)	Consists of 444,439 shares issuable under the company’s 2001 Key Employee Performance Incentive Plan (the “2001 Plan”), and a warrant to purchase 460,000 shares provided to a minority shareholder of a subsidiary of the company which is an e-commerce procurement venture in order to induce the shareholder to enter into a royalty agreement. The 2001 Plan was a broad-based plan that provided for the issuance of up to 3,600,000 shares of common stock pursuant to stock options, restricted stock, incentive awards or stock units. Any person who was a full-time “exempt” employee or prospective employee of the company or any consultant or advisor of the company was eligible for the grant of awards under the 2001 plan. No awards under the 2001 Plan were granted to executive officers of the company. The 2001 Plan was terminated when the company’s 2003 Executive Performance Incentive Plan was approved by shareholders at the company’s annual shareholders’ meeting in 2003.

Item 13.	Certain Relationships and Related Transactions
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
(a) Documents filed as part of this report:
1. Financial Statements:
     Our consolidated financial statements at December 31, 2005 and December 31, 2004 and for each of the three years in the period ended December 31, 2005 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this report, beginning on page F-1.
2. Financial Statement Schedules:
     No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant(1)

3.2	Amended and Restated Bylaws of the registrant*

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17,
2004(2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy
Company)(3)

10.2	Tax Sharing Agreement between the Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L.
Boeckmann(1)

10.4	Special Retention Program, dated September 12, 2000, between Fluor Corporation and Mark A.
Stevens(8)

10.5	Fluor Corporation 2000 Executive Performance Incentive Plan(5)

10.6	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors(6)

10.7	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1,
2002(7)

10.8	Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1,
2002(8)

10.9	Directors’ Life Insurance Summary(1)

10.10	Fluor Executives’ Supplemental Benefit Plan(1)

10.11	Fluor Corporation Retirement Plan for Outside Directors(1)

10.12	Executive Severance Plan(10)

10.13	2001 Key Employee Performance Incentive Plan(7)

10.14	2001 Fluor Stock Appreciation Rights Plan(7)

10.15	Fluor Corporation 2003 Executive Performance Incentive Plan(8)

10.16	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive
Performance Incentive Plan(11)

10.17	Code of Ethics and Business Conduct, as amended and restated(9)

10.18	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert(9)

10.19	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A.
and Citicorp USA, Inc., as Co-Syndication Agents (10)

21.1	Subsidiaries of the registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer of Fluor Corporation*

31.2	Certification of Chief Financial Officer of Fluor Corporation*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the
Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the
Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s repost on Form 10-Q filed on August 9, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION

By:	/s/ D. Michael Steuert
D. Michael Steuert,
Senior Vice President
and Chief Financial Officer
March 1, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer and Director:

/ s/ Alan L. Boeckmann	Chairman of the Board and	March 1, 2006
Alan L. Boeckmann	Chief Executive Officer

Principal Financial Officer:

/s/ D. Michael Steuert	Senior Vice President and	March 1, 2006
D. Michael Steuert	Chief Financial Officer

Principal Accounting Officer:

/s/ Victor L. Prechtl	Vice President and Controller	March 1, 2006
Victor L. Prechtl

Other Directors:

/s/ Peter J. Fluor	Director	March 1, 2006
Peter J. Fluor

/s/ James T. Hackett	Director	March 1, 2006
James T. Hackett

/s/ Kent Kresa	Director	March 1, 2006
Kent Kresa

/s/ Vilma S. Martinez	Director	March 1, 2006
Vilma S. Martinez

/s/ Dean R. O’Hare	Director	March 1, 2006
Dean R. O’Hare

/s/ Joseph W. Prueher	Director	March 1, 2006
Joseph W. Prueher

/s/ Robin Renwick	Director	March 1, 2006
Lord Robin Renwick, K.C.M.G.

/s/ Peter S. Watson	Director	March 1, 2006
Peter S. Watson

/s/ Suzanne H. Woolsey	Director	March 1, 2006
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
In connection with the preparation of the company’s annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the company’s internal control over financial reporting and testing of the operational effectiveness of the company’s internal control over financial reporting.
Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2005.
Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting which appears on the following page.

By:	/s/ Alan L. Boeckmann Alan L. Boeckmann,	By:	/s/ D. Michael Steuert D. Michael Steuert,
	Chairman of the Board and		Senior Vice President and
	Chief Executive Officer		Chief Financial Officer
February 28, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of Fluor Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fluor Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fluor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Fluor Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2005 of Fluor Corporation and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
February 28, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of Fluor Corporation
We have audited the accompanying consolidated balance sheets of Fluor Corporation as of December 31, 2005 and 2004, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fluor Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
February 28, 2006

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31
(in thousands, except per share amounts)	2005	2004	2003

TOTAL REVENUES	$13,161,051	$9,380,277	$8,805,703

TOTAL COST OF REVENUES	12,725,123	8,960,236	8,399,477

OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	143,723	142,388	141,465
Interest expense	16,289	15,446	10,109
Interest income	(23,666)	(18,951)	(13,329)

Total cost and expenses	12,861,469	9,099,119	8,537,722

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	299,582	281,158	267,981
INCOME TAX EXPENSE	72,309	94,463	88,526

EARNINGS FROM CONTINUING OPERATIONS	227,273	186,695	179,455
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	—	1,488
LOSS ON DISPOSAL, NET OF TAXES	—	—	(13,104)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(10,389)

NET EARNINGS	$227,273	$186,695	$157,450

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$2.68	$2.29	$2.25
Discontinued operations	—	—	(0.15)
Cumulative effect of change in accounting principle	—	—	(0.13)

Net earnings	$2.68	$2.29	$1.97

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$2.62	$2.25	$2.23
Discontinued operations	—	—	(0.15)
Cumulative effect of change in accounting principle	—	—	(0.13)

Net earnings	$2.62	$2.25	$1.95

SHARES USED TO CALCULATE EARNINGS PER SHARE
Basic	84,820	81,562	79,796
Diluted	86,656	82,795	80,539

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(in thousands, except share amounts)	2005	2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$789,016	$604,517
Accounts and notes receivable	850,203	761,179
Contract work in progress	1,110,650	1,076,687
Deferred taxes	151,215	127,851
Other current assets	207,138	153,080

Total current assets	3,108,222	2,723,314

PROPERTY, PLANT AND EQUIPMENT
Land	38,032	40,540
Buildings and improvements	252,862	261,004
Machinery and equipment	731,489	634,402
Construction in progress	25,210	1,156

	1,047,593	937,102
Less accumulated depreciation	466,055	409,294

Net property, plant and equipment	581,538	527,808

OTHER ASSETS
Goodwill	77,150	77,036
Investments	115,871	85,189
Deferred taxes	75,797	31,691
Pension assets	238,494	187,455
Other	377,373	337,064

Total other assets	884,685	718,435

	$4,574,445	$3,969,557

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$1,003,886	$722,910
Commercial paper	—	129,940
Convertible Senior Notes	330,000	—
Advance billings on contracts	475,498	389,895
Accrued salaries, wages and benefits	344,315	308,907
Other accrued liabilities	185,636	212,329

Total current liabilities	2,339,335	1,763,981

LONG-TERM DEBT DUE AFTER ONE YEAR	34,465	347,649
NON-RECOURSE PROJECT FINANCE DEBT	57,558	—
NONCURRENT LIABILITIES	512,529	522,135
CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common — authorized 150,000,000 shares ($0.01 par value); issued and outstanding — 87,088,202 and 84,538,107 shares in 2005 and 2004, respectively	871	845
Additional capital	629,901	507,133
Unamortized executive stock plan expense	(39,777)	(33,757)
Accumulated other comprehensive income	9,103	2,970
Retained earnings	1,030,460	858,601

Total shareholders’ equity	1,630,558	1,335,792

	$4,574,445	$3,969,557

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
(in thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$227,273	$186,695	$157,450
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	101,998	87,036	79,676
Amortization of intangibles	2,126	2,177	1,257
Restricted stock amortization	18,493	16,039	12,526
Taxes paid on vested restricted stock	(10,774)	(8,414)	(1,685)
Cumulative effect of change in accounting principle	—	—	10,389
Deferred taxes	(55,677)	4,054	48,284
Stock option tax benefit	16,904	14,009	3,652
Retirement plan accrual (contribution), net	(56,890)	14,815	(620)
Unbilled fees receivable	(38,897)	(36,792)	(21,940)
Provisions for impairment of assets	—	—	14,817
Changes in operating assets and liabilities, excluding effects of business acquisitions/dispositions	244,544	(343,265)	(672,822)
Gain on sale of real estate and residual property interest	(14,618)	(12,545)	—
Insurance proceeds	—	—	84,055
Equity in earnings of investees	(15,624)	(1,317)	(114)
Other, net	(10,183)	(6,682)	(18,651)

Cash provided (utilized) by operating activities	408,675	(84,190)	(303,726)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures:
Continuing operations	(213,207)	(104,432)	(79,183)
Discontinued operations	—	—	(2,583)
Acquisitions, net	—	(33,000)	(54,531)
Investments, net	(13,215)	358	(13,895)
Proceeds from sale of real estate and residual property interest	45,049	58,607	—
Proceeds from disposal of property, plant and equipment	24,731	22,151	26,065
Proceeds from sale of subsidiaries	—	—	31,926
Other, net	(2,490)	(1,486)	1,046

Cash utilized by investing activities	(159,132)	(57,802)	(91,155)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debt	—	330,000	—
Debt issuance costs	—	(7,490)	—
Repayment of facilities financing	—	(128,581)	—
Increase (decrease) in short-term borrowings, net	(129,940)	8,471	121,469
Equity bridge loan	16,798	—	—
Proceeds from issuance of non-recourse project financing	57,558	—	—
Net proceeds from issuance of common stock	41,820	—	—
Stock options exercised	50,550	61,687	28,502
Cash dividends paid	(68,665)	(53,476)	(52,287)
Purchases of common stock	—	—	(2,691)
Other, net	(219)	(586)	(2,032)

Cash provided (utilized) by financing activities	(32,098)	210,025	92,961

Effect of exchange rate changes on cash	(32,946)	39,982	45,055

Increase (decrease) in cash and cash equivalents	184,499	108,015	(256,865)
Cash and cash equivalents at beginning of year	604,517	496,502	753,367

Cash and cash equivalents at end of year	$789,016	$604,517	$496,502

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Unamortized	Accumulated
				Executive	Other
			Additional	Stock Plan	Comprehensive	Retained
(in thousands, except per share amounts)	Shares	Amount	Capital	Expense	Income (Loss)	Earnings	Total

BALANCE AT DECEMBER 31, 2002	80,188	$802	$357,432	$(18,603)	$(75,983)	$620,219	$883,867

Comprehensive income
Net earnings	—	—	—	—	—	157,450	157,450
Foreign currency translation adjustment (net of deferred taxes of $24,711)	—	—	—	—	38,650	—	38,650
Pension plan adjustment (net of deferred taxes of $857)	—	—	—	—	1,998	—	1,998

Total comprehensive income							198,098
Cash dividends ($0.64 per share)	—	—	—	—	—	(52,287)	(52,287)
Exercise of stock options	1,101	12	28,490	—	—	—	28,502
Stock option tax benefit	—	—	3,652	—	—	—	3,652
Amortization of executive stock plan expense	—	—	—	12,526	—	—	12,526
Purchases of common stock	(94)	(1)	(2,690)	—	—	—	(2,691)
Restricted stock cancelled for withholding tax	(75)	(1)	(1,684)	—	—	—	(1,685)
Conversion of restricted stock units	—	—	2,387	11,196	—	—	13,583
Cancellation of restricted stock	(97)	(1)	(3,534)	1,504	—	—	(2,031)
Issuance of restricted stock	1,079	10	31,025	(31,035)	—	—	—

BALANCE AT DECEMBER 31, 2003	82,102	$821	$415,078	$(24,412)	$(35,335)	$725,382	$1,081,534

Comprehensive income
Net earnings	—	—	—	—	—	186,695	186,695
Foreign currency translation adjustment (net of deferred taxes of $25,469)	—	—	—	—	42,103	—	42,103
Pension plan adjustment (net of deferred taxes of $1,628)	—	—	—	—	(3,798)	—	(3,798)

Total comprehensive income							225,000
Cash dividends ($0.64 per share)	—	—	—	—	—	(53,476)	(53,476)
Exercise of stock options	2,011	20	61,667	—	—	—	61,687
Stock option tax benefit	—	—	14,009	—	—	—	14,009
Amortization of executive stock plan expense	—	—	—	16,039	—	—	16,039
Restricted stock cancelled for withholding tax	(215)	(2)	(8,412)	—	—	—	(8,414)
Cancellation of restricted stock	(31)	(1)	(698)	112	—	—	(587)
Issuance of restricted stock	671	7	25,489	(25,496)	—	—	—

BALANCE AT DECEMBER 31, 2004	84,538	$845	$507,133	$(33,757)	$2,970	$858,601	$1,335,792

Comprehensive income
Net earnings	—	—	—	—	—	227,273	227,273
Foreign currency translation adjustment (net of deferred taxes of $9,270)	—	—	—	—	(24,383)	—	(24,383)
Pension plan adjustment (net of deferred taxes of $13,078)	—	—	—	—	30,516	—	30,516

Total comprehensive income							233,406
Cash dividends ($0.64 per share)	—	—	—	—	—	(55,414)	(55,414)
Issuance of common stock	758	8	41,812	—	—	—	41,820
Exercise of stock options	1,525	15	50,535	—	—	—	50,550
Stock option tax benefit	—	—	16,904	—	—	—	16,904
Amortization of executive stock plan expense	—	—	—	18,493	—	—	18,493
Restricted stock cancelled for withholding tax	(184)	(2)	(10,772)	—	—	—	(10,774)
Cancellation of restricted stock	(37)	—	(1,406)	1,187	—	—	(219)
Issuance of restricted stock	488	5	25,695	(25,700)	—	—	—

BALANCE AT DECEMBER 31, 2005	87,088	$871	$629,901	$(39,777)	$9,103	$1,030,460	$1,630,558

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major Accounting Policies
Principles of Consolidation
     The financial statements include the accounts of the company and its subsidiaries. The equity method of accounting is used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is accounted for on the cost method. Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company recognizes its proportional share of venture revenues, costs and operating profits in its Consolidated Statement of Earnings and generally uses the one-line equity method of accounting in the Consolidated Balance Sheet. The company evaluates the applicability of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (see Financing Arrangements) to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards.
     All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2003 and 2004 have been reclassified to conform with the 2005 presentation.
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
Engineering and Construction Contracts
     The company recognizes engineering and construction contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Customer-furnished materials, labor and equipment, and in certain cases subcontractor materials, labor and equipment, are included in revenues and cost of revenues when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenues recognized in excess of amounts billed are classified as current assets under contract work in progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billings on contracts. The company anticipates that substantially all incurred costs associated with contract work in progress at December 31, 2005 will be billed and collected in 2006. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Depreciation and Amortization
     Additions to property, plant and equipment are recorded at cost. Assets are depreciated principally using the straight-line method over the following estimated useful lives: buildings and improvements — six to 40 years and machinery and equipment — one to 10 years. Leasehold improvements are amortized over the shorter of their economic lives or the lease terms.
     Goodwill is not amortized but is subject to annual impairment tests. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. During 2005, the company completed its annual goodwill impairment tests in the first quarter and has determined that none of the goodwill is impaired.
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
     For the year ended December 31, 2005 there were no antidilutive securities outstanding. For the year ended December 31, 2004, 900 shares of unvested restricted stock were not included in the computation of diluted earnings per share because these securities are antidilutive. Antidilutive options and unvested restricted stock not included in the computation of diluted earnings per share for the year ended December 31, 2003 were 887,381 and 17,403, respectively.
     Dilutive securities included in the company’s diluted EPS calculation are as follows:

	Year Ended December 31
(shares in thousands)	2005	2004	2003

Employee stock options and restricted stock	1,007	1,157	738
Conversion equivalent of dilutive convertible debt	643	—	—
Warrant	186	76	5

	1,836	1,233	743

Derivatives and Hedging
     The company uses currency options and forward exchange contracts to hedge certain foreign currency transactions entered into in the ordinary course of business. At December 31, 2005, the company had approximately $52 million of forward exchange contracts outstanding relating to engineering and construction contract obligations. The company does not engage in currency speculation. The forward exchange contracts generally require the

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, the company could be at risk for any currency related fluctuations. The contracts are of varying duration, none of which extend beyond March 2007. The company formally documents its hedge relationships at the inception of the agreements, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. All existing fair value hedges are determined to be highly effective. As a result, the impact to earnings due to hedge ineffectiveness is immaterial for 2005, 2004 and 2003.
     The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. Under certain limited circumstances, such foreign currency payment provisions could be deemed embedded derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). As of December 31, 2005 and 2004, the company had no significant embedded derivatives in any of its contracts.
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
     The provisions of SFAS 123-R apply to awards granted after the required effective date of the statement, which is no later than January 1, 2006 for the company. Initial application to existing unvested stock option awards may be based on either a modified prospective method or a modified retrospective method. The method of application selected by the company will determine which, if any, previously reported operating results will be restated for

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
comparative purposes. Based on unvested options outstanding at December 31, 2005, the adoption of SFAS 123-R’s fair value method will not have a material impact on results of operations and will have no impact on overall financial position.
     SFAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement will generally impact cash provided or utilized by operating activities with equal offset in cash flows from financing activities in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $17 million, $14 million and $4 million in the years ended December 31, 2005, 2004 and 2003, respectively.
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

	Year Ended December 31
(in thousands)	2005	2004	2003

Net earnings
As reported	$227,273	$186,695	$157,450
Stock-based employee compensation expense, net of tax	(1,914)	(8,642)	(8,577)

Pro forma	$225,359	$178,053	$148,873

Basic net earnings per share
As reported	$2.68	$2.29	$1.97

Pro forma	$2.66	$2.18	$1.86

Diluted net earnings per share
As reported	$2.62	$2.25	$1.95

Pro forma	$2.60	$2.15	$1.84

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
     The impact of using retirement eligibility in determining stock option expense would have been to decrease the pro forma adjustments by approximately 70 percent for 2005, approximately 60 percent for 2004 and approximately 15 percent for 2003, with offsetting increases in preceding years. The impact of using retirement eligibility to determine amortization periods on previously recorded restricted stock amortization for 2005 and 2004 would have been to increase restricted stock amortization expense by approximately one-third and to increase restricted stock amortization expense by approximately one-fourth for 2003.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     For the years 2005, 2004 and 2003, recognized compensation expense of $18.5 million, $16.0 million and $12.5 million, respectively, is included in corporate administrative and general expense related to restricted stock.
Comprehensive Income (Loss)
     SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The company reports the cumulative foreign currency translation adjustments and adjustments related to recognition of minimum pension liabilities as components of accumulated other comprehensive income (loss). At December 31, 2005, accumulated other comprehensive income represents cumulative foreign currency translation adjustments of $9.1 million (net of deferred taxes of $5.7 million).
     Beginning in 2003 and continuing through 2004, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. This trend reversed during 2005 and unrealized translation losses occurred. Most of these unrealized gains or losses relate to cash balances held in currencies other than the U.S. dollar.
Relocation of Corporate Headquarters
     On May 10, 2005, the company announced its decision to relocate its corporate headquarters from Southern California to the Dallas/Fort Worth metropolitan area. This move is expected to improve operational efficiency and position the company to more effectively serve its global client base. Of the approximately 390 headquarters staff located in Aliso Viejo, California on May 10, 2005, approximately 200 employees will either stay in Southern California or move to other U.S. office locations. Approximately 80 employees from Southern California and other company locations will relocate to the new Texas headquarters where approximately 100 additional employees are expected to be hired. Approximately 130 employees will leave the company as a result of the move.
     The cost of employee displacements is being accrued ratably starting in the third quarter of 2005 through the anticipated date of the Southern California headquarters office closure in the second quarter of 2006. All other relocation and hiring costs are charged to expense as incurred.
     For the year ended December 31, 2005, corporate administrative expenses include $5.7 million for relocation costs, which comprises the accrual of employee displacement costs and other direct expenses. Additional employee relocation and hiring costs and facility relocation costs totaling approximately $19 million are expected to be incurred during 2006, which will also be included in corporate administrative and general expense.
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

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Revenue, earnings and loss on disposal for all discontinued operations during 2003 were $30.1 million, $1.5 million and $13.1 million, respectively. There have been no results of operations reported as discontinued operations for any period subsequent to June 30, 2003.
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

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows comprise:

	Year Ended December 31
(in thousands)	2005	2004	2003

(Increase) decrease in:
Accounts and notes receivable	$(128,875)	$(116,880)	$(81,185)
Contract work in progress	(33,963)	(249,596)	(394,475)
Inventories	(7,546)	(13,717)	(1,957)
Other current assets	4,955	4,114	(35,935)
Increase (decrease) in:
Accounts payable	280,976	150,453	111,182
Advances from affiliate	—	(44,548)	(212,782)
Advance billings on contracts	85,603	(90,986)	(43,780)
Accrued liabilities	43,394	17,895	(13,890)

(Increase) decrease in operating assets and liabilities	$244,544	$(343,265)	$(672,822)

Cash paid during the period for:
Interest	$14,307	$13,685	$10,028
Income taxes	114,804	62,493	22,962

Non-cash investing and financing activities:
Consolidation of leased property, plant and equipment	$—	$—	$(106,957)
Consolidation of lease financing	—	—	127,021

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Income Taxes
     The income tax expense (benefit) included in the Consolidated Statement of Earnings is as follows:

	Year Ended December 31
(in thousands)	2005	2004	2003

Current:
Federal	$39,028	$8	$3,183
Foreign	81,343	78,899	37,279
State and local	3,334	4,880	5,996

Total current	123,705	83,787	46,458

Deferred:
Federal	(31,543)	7,252	38,770
Foreign	(13,572)	6,126	3,953
State and local	(6,281)	(2,702)	409

Total deferred	(51,396)	10,676	43,132

Total income tax expense	$72,309	$94,463	$89,590

     The income tax expense (benefit) applicable to continuing operations, discontinued operations and cumulative effect of change in accounting principle is as follows:

	Year Ended December 31
in thousands)	2005	2004	2003

Provision for continuing operations:
Current	$123,705	$83,787	$54,756
Deferred	(51,396)	10,676	33,770

Total provision for continuing operations	72,309	94,463	88,526

Provision (benefit) for discontinued operations:
Current	—	—	(8,298)
Deferred	—	—	14,816

Total provision for discontinued operations	—	—	6,518

Benefit for cumulative effect of change in accounting principle:
Current	—	—	—
Deferred	—	—	(5,454)

Total benefit for cumulative effect of change in accounting principle	—	—	(5,454)

Total income tax expense	$72,309	$94,463	$89,590

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     A reconciliation of U.S. statutory federal income tax expense to income tax expense on earnings from continuing operations is as follows:

	Year Ended December 31
(in thousands)	2005	2004	2003

U.S. statutory federal tax expense	$104,854	$98,405	$93,793

Increase (decrease) in taxes resulting from:
State and local income taxes	3,476	1,416	4,163
Items without tax effect, net	5,575	3,801	1,552
Foreign earnings not previously tax effected under APB 23	5,070	—	—
Section 965 Dividend	(3,827)	—	—
Extraterritorial income exclusion/Foreign Sales Corporation tax benefit	(7,163)	(3,252)	(3,390)
Tax return adjustments and settlements	(15,682)	732	(8,514)
Valuation allowance/reversal (due to realization of benefits on tax returns)	(20,405)	(5,756)	1,834
Disposition of assets	80	(1,288)	—
Utilization of loss carrybacks	—	—	(939)
Other, net	331	405	27

Total income tax expense — continuing operations	$72,309	$94,463	$88,526

     Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31
(in thousands)	2005	2004

Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$72,405	$74,126
Employee time-off accrual	29,081	42,313
Project performance and general reserves	114,668	47,555
Workers’ compensation insurance accruals	11,792	12,654
Tax credit carryforwards	—	24,870
Tax basis of investments in excess of book basis	55,170	23,878
Net operating loss carryforwards	23,156	16,556
Capital loss carryforwards	8,946	10,318
Lease related expenditures	5,641	8,586
Unrealized currency loss	469	2,294
Other	2,350	9,656

Total deferred tax assets	323,678	272,806
Valuation allowance for deferred tax assets	(40,851)	(57,914)

Deferred tax assets, net	$282,827	$214,892

Deferred tax liabilities:
Residual U.S. tax on unremitted non-U.S. earnings	$(41,897)	$(27,500)
Translation adjustments	(6,069)	(14,781)
Book basis of property, equipment and other capital costs in excess of tax basis	(3,700)	(7,964)
Other	(4,149)	(5,105)

Total deferred tax liabilities	(55,815)	(55,350)

Net deferred tax assets	$227,012	$159,542

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The company has U.S. and non-U.S. net operating loss carryforwards of approximately $36 million and $45 million, respectively, at December 31, 2005. The utilization of the U.S. losses are subject to certain limitations. Of the $36 million U.S. losses, $10 million will expire in the year 2020 and $26 million will expire in year 2021. The non-U.S. losses largely relate to the company’s operations in Chile, Germany, Indonesia, Ireland, Spain and Malaysia. Of the $45 million non-U.S. losses, $34 million can be carried forward indefinitely while $2 million will expire in 2010, $3 million will expire in 2020 and the remaining $6 million, representing the aggregate total of several amounts each of which is immaterial, will expire between 2006 and 2012 in various jurisdictions.
     The company has U.S. and non-U.S. capital loss carryforwards of approximately $14 million and $13 million, respectively, at December 31, 2005. The U.S. capital loss will expire in 2006 whereas the non-U.S. losses may be carried forward indefinitely. At December 31, 2005, the company no longer had any tax credit carryforwards.
     The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for certain net operating and capital loss carryforwards for U.S. and non-U.S. subsidiaries, and certain reserves on investments. The utilization of the tax credit carryforwards, which was partially offset by the additional valuation allowance established for certain non-U.S. net operating losses, resulted in a net decrease of $17 million in the valuation allowance as of December 31, 2005.
     Until 2005, residual income taxes of approximately $5 million were not provided on approximately $14 million of undistributed earnings of a foreign joint venture because the company intended to keep those earnings reinvested overseas indefinitely. During 2005, the company reviewed its intent with respect to such foreign earnings and decided to forego this permanent reinvestment plan. Accordingly, the 2005 income tax expense reflects the $5 million tax effect on these earnings.
     United States and foreign earnings from continuing operations before taxes are as follows:

	Year Ended December 31
(in thousands)	2005	2004	2003

United States	$28,176	$39,610	$113,038
Foreign	271,406	241,548	154,943

Total	$299,582	$281,158	$267,981

     The decrease in United States earnings from operations during 2004 was principally the result of the decline in profitability of the Power segment, which continued into 2005.
Retirement Benefits
     The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees. Contributions to defined contribution retirement plans are based on a percentage of the employee’s compensation. Expense recognized for these plans of approximately $51 million, $45 million and $48 million in the years ended December 31, 2005, 2004 and 2003 respectively, is primarily related to domestic engineering and construction operations. Contributions to defined benefit pension plans are generally at the minimum annual amount required by applicable regulations. During 2005, the company contributed $21.5 million to the domestic defined benefit cash balance plan and an aggregate $67.7 million to non-U.S. pension plans, including $60 million to fully-fund the accumulated benefit obligations in one plan. Payments to retired employees under these plans are generally based upon length of service, age and/or a percentage of qualifying compensation. The defined benefit pension plans are primarily related to domestic and international engineering and construction salaried employees and U.S. craft employees.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     During the third quarter of 2005, the company implemented a plan design change to a non-U.S. defined benefit plan, retroactive to January 1, 2005 and revised certain assumptions for the plan. The impact of these changes was a reduction of $7.7 million to net periodic pension expense for the current year.
     Net periodic pension expense for continuing operations defined benefit pension plans includes the following components:

	Year Ended December 31
(in thousands)	2005	2004	2003

Service cost	$31,423	$35,490	$33,634
Interest cost	41,533	42,594	38,358
Expected return on assets	(52,580)	(50,667)	(40,318)
Amortization of transition asset	12	(701)	(758)
Amortization of prior service cost	(109)	(114)	(77)
Recognized net actuarial loss	15,631	18,547	20,999

Net periodic pension expense	$35,910	$45,149	$51,838

     The ranges of assumptions indicated below cover defined benefit pension plans in Australia, Germany, the United Kingdom, the Netherlands and the United States. These assumptions are based on the then current economic environment in each host country at the end of each respective annual reporting period. The company uses December 31 as the measurement date for its plans.

December 31
	2005	2004	2003

For determining benefit obligations at year-end:
Discount rates	4.00-5.50%	5.00-6.00%	5.50-6.00%
Rates of increase in compensation levels	3.00-4.00%	3.00-4.00%	3.00-4.00%

For determining net periodic cost for the year:
Discount rates	5.00-5.75%	5.00-6.00%	5.50-7.00%
Rates of increase in compensation levels	3.00-4.00%	3.00-4.00%	3.00-4.00%
Expected long-term rates of return on assets	5.00-8.00%	5.00-8.00%	5.00-8.00%

     The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. An extended period of low long-term interest rates has had the effect of increasing plan liabilities and if expected long-term returns on plan assets are not achieved, future funding obligations could increase substantially. Assuming no changes in current assumptions, the company expects to fund approximately $35 million to $70 million for the calendar year 2006. If the discount rate were reduced by 25 basis points, plan liabilities would increase by approximately $29 million. Determination of the discount rate includes consideration of yield curves on non-callable high quality bonds having maturities that are consistent with the expected timing of future payments to plan participants.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The following table sets forth the weighted average target and actual allocations of plan assets:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans
		Plan Assets			Plan Assets
	Target	December 31		Target	December 31
	Allocation	2005	2004	Allocation	2005	2004

Asset category:

Equity securities	45-55%	53%	63%	40%	37%	39%
Debt securities	30-40%	29%	29%	54%	44%	52%
Real estate	0-5%	0%	0%	0%	0%	1%
Other	10-15%	18%	8%	6%	19%	8%

Total		100%	100%	100%	100%	100%

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
     The following benefit payments for defined benefit pension plans, which reflect expected future service, as appropriate, are expected to be paid:

Year Ended December 31,
(in thousands)
2006	$43,251
2007	46,451
2008	48,251
2009	51,277
2010	52,610
2011 — 2015	291,648

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The following table sets forth the change in benefit obligation, plan assets and funded status of all of the company’s defined benefit pension plans:

	December 31
(in thousands)	2005	2004

Change in pension benefit obligation
Benefit obligation at beginning of period	$839,053	$747,309
Service cost	31,423	35,490
Interest cost	41,533	42,594
Employee contributions	5,134	4,431
Currency translation	(57,033)	36,166
Actuarial loss	58,161	10,902
Benefits paid	(33,853)	(37,839)

Benefit obligation at end of period	$884,418	$839,053

Change in plan assets
Fair value at beginning of period	$758,584	$686,268
Actual return on plan assets	69,498	48,022
Company contributions	89,192	30,334
Employee contributions	5,134	4,431
Currency translation	(50,022)	27,368
Benefits paid	(33,853)	(37,839)

Fair value at end of period	$838,533	$758,584

Funded status	$(45,885)	$(80,469)
Unrecognized net actuarial loss	284,539	277,664
Unrecognized prior service cost	(169)	(293)
Unrecognized net asset	9	23

Net amount recognized	$238,494	$196,925

     Defined benefit pension plan amounts recognized in the Consolidated Balance Sheet as of December 31, 2005 and 2004 are as follows:

	December 31
(in thousands)	2005	2004

Pension assets	$238,494	$187,455
Accrued benefit cost	—	(34,124)
Accumulated other comprehensive loss	—	43,594

Net amount recognized	$238,494	$196,925

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The following table sets forth selected aggregate information for defined benefit pension plans with benefit obligation in excess of plan assets and accumulated benefit obligation in excess of plan assets as of December 31, 2005 and 2004:

	Plans with Benefit		Plan with Accumulated
	Obligation in Excess of		Benefit Obligation in
	Plan Assets		Excess of Plan Assets
	December 31		December 31
(in thousands)	2005 (1)	2004 (2)	2005	2004

Projected benefit obligation	$873,381	$434,723	$—	$179,864
Accumulated benefit obligation			—	161,409
Fair value of plan assets	824,042	351,188	—	127,285

(1) Includes all plans except one non-U.S. plan
(2) Includes three non-U.S. plans, one of which also had an accumulated benefit obligation in excess of plan assets at December 31, 2004

Additional information:

Increase (decrease) in minimum liability included in other comprehensive income			$(34,124)	$6,189

     In addition to the company’s defined benefit pension plans, the company and certain of its subsidiaries provide health care and life insurance benefits for certain retired employees. The health care and life insurance plans are generally contributory, with retiree contributions adjusted annually. Service costs are accrued currently. The accumulated postretirement benefit obligation at December 31, 2005, 2004 and 2003 was determined in accordance with the current terms of the company’s health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 9 percent in 2006 down to 5 percent in 2011 and beyond. The effect of a 1 percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation and the aggregate of the annual service and interest costs by approximately $1.6 million and $0.1 million, respectively. The effect of a 1 percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and the aggregate of the annual service and interest costs by approximately $1.5 million and $0.1 million, respectively.
     Net periodic postretirement benefit cost for continuing operations includes the following components:

	Year Ended December 31
(in thousands)	2005	2004	2003

Service cost	$—	$—	$—
Interest cost	1,712	1,808	2,243
Expected return on assets	—	—	—
Amortization of prior service cost	—	—	—
Actuarial adjustment	—	—	—
Recognized net actuarial loss	1,032	746	631

Net periodic postretirement benefit cost	$2,744	$2,554	$2,874

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The following table sets forth the change in benefit obligation of the company’s postretirement benefit plans for continuing operations:

	Year Ended December 31
(in thousands)	2005	2004	2003
Change in postretirement benefit obligation
Benefit obligation at beginning of period	$30,919	$34,545	$41,533
Service cost	—	—	—
Interest cost	1,712	1,808	2,243
Employee contributions	5,638	5,558	4,650
Actuarial (gain) loss	2,721	(609)	(4,588)
Benefits paid	(10,896)	(10,383)	(9,293)

Benefit obligation at end of period	$30,094	$30,919	$34,545

Funded status	$(30,094)	$(30,919)	$(34,545)
Unrecognized net actuarial loss	10,927	9,239	10,594

Accrued postretirement benefit obligation	$(19,167)	$(21,680)	$(23,951)

     The discount rate used in determining the postretirement benefit obligation was 5.5 percent at December 31, 2005, 5.75 percent at December 31, 2004 and 6.00 percent at December 31, 2003. The discount rate used for postretirement obligations is determined based on the same considerations discussed above that impact defined benefit plans in the United States. Benefit payments, as offset by employee contributions, are not expected to change significantly in the future.
     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2) providing guidance on accounting for the effects of the Act and specific disclosure requirements. Based on an analysis of the Act, the company has concluded that its retiree medical plans provide benefits that are at least actuarially equivalent to Medicare Part D. The company adopted the provisions of FSP 106-2 as of July 1, 2004 and recorded the effects of the subsidy in measuring net periodic postretirement benefit cost during the quarter ended September 30, 2004. This resulted in a reduction in the accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service of $4.9 million at December 31, 2005 and $2.9 million at December 31, 2004 and a pretax reduction in net periodic postretirement benefit costs of $0.8 million for 2005 and $0.3 million for the second half of 2004.
     The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Fair Value of Financial Instruments
     The estimated fair value of the company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)

Assets:
Cash and cash equivalents	$788,597	$788,597	$604,517	$604,517
Notes receivable, including noncurrent portion	25,727	25,727	14,520	14,520
Long-term investments	6,677	7,145	5,894	6,362

Liabilities:
Commercial paper, loan notes and notes payable	—	—	129,940	129,940
1.5% Convertible Senior Notes	330,000	465,300	330,000	374,933
Other long-term debt	34,465	35,583	17,649	18,995
Non-recourse project finance debt	57,558	57,558	—	—
Other noncurrent financial liabilities	21,901	21,901	15,557	15,557

Other financial instruments:
Foreign currency contracts	(738)	(738)	(739)	(739)
Letters of credit	—	3,201	—	2,118
Lines of credit	—	1,183	—	1,513

     Fair values were determined as follows:
•	The carrying amounts of cash and cash equivalents, short-term notes receivable, commercial paper, loan notes and notes payable approximate fair value because of the short-term maturity of these instruments.
•	Long-term investments are based on quoted market prices for these or similar instruments. Long-term notes receivable are estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.
•	The fair value of debt obligations is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same maturities.
•	Other noncurrent financial liabilities consist primarily of deferred payments, for which cost approximates fair value.
•	Foreign currency contracts are estimated by obtaining quotes from brokers.
•	Letters of credit and lines of credit amounts are based on fees currently charged for similar agreements or on the estimated cost to terminate or settle the obligations.
Financing Arrangements
     In July 2004, the company entered into a new, five-year, $800 million Senior Credit Facility. Of the total capacity, $300 million is dedicated to commercial paper back-up lines. The balance is available for letters of credit and funded loans. Borrowings on committed lines bear interest at rates based on the London Interbank Offered Rate (“LIBOR”) plus an applicable borrowing margin, or the prime rate. At December 31, 2005, no amounts were outstanding for commercial paper or funded loans. At December 31, 2004, $129.9 million of commercial paper was outstanding.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The company has a total of $976 million of committed and uncommitted lines of credit to support letters of credit. At December 31, 2005, $61 million of these lines of credit were used to support outstanding letters of credit. In addition, the company has $542 million in uncommitted lines for general cash management purposes.
     During 2005, the company issued commercial paper at a discount with a weighted average effective interest rate of 2.94 percent.
     Long-term debt comprises:

	December 31
(in thousands)	2005	2004

1.5% Convertible Senior Notes	$—	$330,000
5.625% Municipal bonds due 2019	17,667	17,649
4.65% equity bridge loan due 2007	16,798	—

Total long-term debt	$34,465	$347,649

     In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Interest on the notes is payable semi-annually on February 15 and August 15 of each year. On or after February 17, 2005, the notes are convertible into shares of the company’s common stock at a conversion rate of 17.875 shares per each $1,000 principal amount of notes at an initial conversion price of $55.94 per share, if (a) the closing price of the company’s common stock exceeds a specified trigger price for a specified period of time, (b) the company calls the notes for redemption or (c) upon the occurrence of specified corporate transactions. Additionally, conversion of the notes may occur only during the fiscal quarter immediately following the quarter in which the trigger price is achieved. Upon conversion, the company initially had the right to deliver, in lieu of common stock, cash or a combination of cash and shares of the company’s stock but, as discussed below, has subsequently irrevocably elected to pay the principal in cash. During the fourth quarter of 2005, the trigger price was achieved for the specified number of days and the notes have therefore been classified as short-term debt as of December 31, 2005.
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
     Issue 04-8 requires that these underlying common shares be included in the diluted EPS computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. However, principal amounts that must be settled entirely in cash may be excluded from the computations. On December 30, 2004, the company irrevocably elected to pay the principal amount of the convertible debentures in cash, and, therefore, there is no dilutive impact on EPS unless the average stock price exceeds the conversion price of $55.94.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During 2005, the conversion price was exceeded at the end of the second, third and fourth quarters. Accordingly, the treasury stock method of accounting has been used for the excess of the closing market stock price at the end of each reporting period over $55.94 in calculating diluted EPS. Upon conversion, any stock appreciation amount above the conversion price of $55.94 will be satisfied by the company through the issuance of common stock which thereafter will be included in calculating both basic and diluted EPS.
     The company has engaged in certain transactions involving variable interest entities. In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46-R). FIN 46-R provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.
     See National Roads Telecommunications Services Project appearing on page F-32 for a discussion relating to non-recourse term loans and equity bridge financing for a joint venture that has been consolidated during 2005.
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
     In December 2004, the company filed a “shelf” registration statement for the issuance of up to $500 million of any combination of debt securities or common stock, the proceeds from which could be used for debt retirement, the funding of working capital requirements or other corporate purposes. The company has entered into a distribution agreement for up to two million shares of common stock. During 2005, the company sold 758,367 shares under this distribution agreement, realizing net proceeds of $41.8 million.
Other Noncurrent Liabilities
     The company maintains appropriate levels of insurance for business risks. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities include $13 million and $16 million at December 31, 2005 and 2004, respectively, relating to these liabilities. For certain professional liability risks the company’s retention amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported because there is insufficient claims history

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.
     The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. At December 31, 2005 and 2004, $272 million and $246 million were accrued under these plans and included in noncurrent liabilities.
     At December 31, 2004, $34 million was included in noncurrent liabilities relating to the minimum pension liability for a non-U.S. plan. No similar obligation existed at December 31, 2005 due to funding during the year.
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
     During the years ended December 31, 2005 and 2004, the company issued no stock options or SARS as part of its executive incentive program. During the year ended December 31, 2003, the company issued 1,085,950 nonqualified stock options and 51,500 SARS with annual vesting of 25 percent.
     Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed and any performance objectives have been attained as established by the Committee. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the company. Restricted stock granted under the plans totaled 487,905 shares, 671,050 shares and 1,079,813 shares in the years ended December 31, 2005, 2004 and 2003, respectively. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2005, 2004 and 2003 was $53, $38 and $29 per share, respectively. Recorded compensation cost, net of tax, for restricted stock plans totaled $14 million, $11 million and $8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     For purposes of calculating the proforma stock-based compensation expense as presented in the table on page F-12, weighted-average assumptions of five years for expected option lives, 3 percent for the risk-free interest rate, 2.21 percent for the expected dividend yield and 42.06 percent for expected volatility were used for new grants in 2003. No new grants were made in 2005 or 2004.
     The fair value of each option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The weighted-average fair value of options granted during the year ended December 31, 2003 was $9 per share.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The following table summarizes stock option activity:

		Weighted Average
		Exercise Price
	Stock Options	Per Share

Outstanding at December 31, 2002	4,572,655	$31

Granted	1,085,950	29
Expired or canceled	(111,177)	33
Exercised	(1,101,406)	26

Outstanding at December 31, 2003	4,446,022	$32

Granted	—	—
Expired or canceled	(33,070)	38
Exercised	(2,010,998)	31

Outstanding at December 31, 2004	2,401,954	$33

Granted	—	—
Expired or canceled	(1,620)	30
Exercised	(1,524,730)	33

Outstanding at December 31, 2005	875,604	$33

Exercisable at:
December 31, 2005	729,394	$34
December 31, 2004	1,986,761	33
December 31, 2003	2,693,830	32

     At December 31, 2005, there were a maximum of 3,170,055 shares available for future grant. Shares available for future grant include shares which may be granted by the Committee under the company’s various stock plans, as either stock options, on a share-for-share basis, or restricted stock, on the basis of one share for each 1.75 available shares.
     At December 31, 2005, options outstanding have exercise prices between $25 and $45, with a weighted-average exercise price of $33 and a weighted-average remaining contractual life of 4.9 years. Of the options outstanding, 606,302 have exercise prices between $25 and $30, with a weighted-average exercise price of $28 and a weighted-average remaining contractual life of 5.5 years; 460,092 of these options are exercisable with a weighted-average exercise price of $28. The remaining 269,302 outstanding options have exercise prices between $37 and $45, with a weighted-average exercise price of $43 and a weighted-average remaining contractual life of 3.7 years; all of these options are exercisable.
Lease Obligations
     Net rental expense for continuing operations amounted to approximately $113 million, $90 million and $84 million in the years ended December 31, 2005, 2004 and 2003, respectively. The company’s lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The company’s obligations for minimum rentals under non-cancelable operating leases are as follows:

Year Ended December 31,
(in thousands)
2006	$26,700
2007	25,300
2008	23,600
2009	21,300
2010	16,200
Thereafter	133,500

Contingencies and Commitments
     The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. The company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Clients have made claims arising from engineering and construction contracts against the company, and the company has made claims against clients for costs incurred in excess of the current contract provisions. Recognized claims against clients amounted to $144 million and $105 million at December 31, 2005 and 2004, respectively. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.
     As of December 31, 2005, several matters on certain completed and in progress projects are in the dispute resolution process. The following discussion provides a background and current status of these matters:
Hamaca Crude Upgrader
     During the third quarter of 2005, the company settled all outstanding claims with the owners’ consortium on the Hamaca Crude Upgrader Project in Jose, Venezuela. The pending arbitration proceedings have been dismissed. The settlement reimbursed the company for its incurred costs arising from change orders on the project and for its cost of capital in funding those incurred costs. The settlement was recognized in revenue and resulted in an increase of $30.5 million in pre-tax earnings in the Oil & Gas segment.
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

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Infrastructure Joint Venture Project
     The company participates in a 50/50 joint venture that is executing a fixed-price transportation infrastructure project in California. The project continues to be subject to circumstances including owner-directed scope changes leading to quantity growth, cost escalation, and additional labor, and resulting in additional costs due to schedule delays. The company continues to evaluate the impact of these circumstances on estimated total project costs, as well as claims for recoveries and other contingencies on the project. During 2005 and 2004, provisions of $24 million and $28 million, respectively, were recorded due to these increasing estimated costs. While the estimate of total project costs is based on the final design including changes directed by the client, any future changes in these estimates will be recognized when identified.
     To date, the joint venture has submitted claims totaling approximately $112 million to the client. Costs totaling $28.7 million have been incurred by the joint venture against these claims as of December 31, 2005 and the company has recognized its $14.4 million proportionate share of these costs in revenue.
London Connect Project
     The company is involved in arbitration proceedings in connection with its London Connect Project (“LUL”), a $500 million lump sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system. In February 2005, the company sought relief through arbitration proceedings for two issues. First, the company is seeking relief for the overall delay and disruption to the project that relates to the contract time period of 2001 through 2003. The arbitration hearing on this matter is scheduled to commence in May 2006. In addition, a claim for delay and disruption subsequent to 2003 will be submitted to the dispute resolution process shortly. The total costs incurred amounting to $44 million relating to delay and disruption for the entire contract period have been recognized as claims. The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment. Hearings involving LUL, the company and Motorola, a subcontractor, are completed and the parties await the arbitration award.
Embassy Projects
     The company has 11 embassy projects that are in various stages of completion under contracts with the United States Department of State. The company has recognized losses totaling $56 million in 2005 due to unanticipated circumstances on four of these projects. These projects have been adversely impacted by higher costs due to scope changes, unexpected execution problems, increases in material cost and subcontractor difficulties. Claims for equitable adjustment on seven of these projects totaling approximately $77.5 million have been identified to date and as of December 31, 2005, $44.3 million in costs relating to these claims have been incurred and recognized in revenue. Additional claim recoveries continue to be evaluated.
Fluor Daniel International and Fluor Arabia Ltd. V. General Electric Company, et al
U.S.D.C., Southern District Court, New York
     In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the engineering, procurement and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded. In January 2005 the arbitration panel indicated that it would be rendering its decision in two phases; the first to be a decision on entitlement and second, a decision on damages. On May 4, 2005 the arbitration panel issued a partial award on entitlement issues which confirmed Fluor’s entitlement to recovery of certain of its claims

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
for costs incurred in construction of the plant. A decision determining the amount recoverable has yet to be issued by the arbitration panel.
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
     Following is a discussion of a litigation matter:
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
Guarantees
     In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. The amount of guarantees outstanding measured on this basis totals $2.4 billion as of December 31, 2005. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.
     The company has a joint venture arrangement that will design, build, finance and maintain an aircraft refueling facility at a United States Air Force base in Qatar for the Defense Energy Support Center, an agency of the Department of Defense. The company has a 27.5 percent interest in the joint venture company. On April 29, 2005, the joint venture entered into an agreement for project financing which includes a joint and several project completion guarantee by the members of the joint venture. The maximum potential amount of future payments that could be required under the guarantee is $76.5 million, the maximum principal amount available under the financing arrangement, plus any accrued interest. The facility is presently over 50 percent complete and proceeding as expected.
  National Roads Telecommunications Services (“NRTS”) Project
     During 2005 the company’s Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited (“GeneSYS”), which is consolidated in the company’s consolidated financial statements. The project was entered into with the United Kingdom Secretary of State for Transport (the “Highways Agency”) to design, build, maintain and finance a new integrated transmission network throughout England’s motorways. The project will be executed by GeneSYS in which the company owns a 45 percent interest and HSBC Infrastructure Fund Management Limited, which owns a 55 percent interest. GeneSYS will finance the engineering and construction (“E&C”) of upgraded telecommunications infrastructure with approximately $240 million (£140 million) of non-recourse debt (the “term loan facility”) from a consortium of lenders (the “Banks”) along with joint venture member capital contributions totaling approximately $37 million (£22 million). The equity contributions by the joint venture members have been provided through equity bridge loans from the Banks. The loans have been guaranteed or secured in proportion to each member’s equity participation. The equity bridge loans are repayable upon completion of the upgrade at which time the equity members are required to fund their contributions to the joint venture.
     During construction, the availability of the existing telecommunications network will be maintained for the Highways Agency by GeneSYS. Upon completion of the upgrade, operating availability of the network will be provided to the Highways Agency and the system will be fully maintained by GeneSYS. Under this arrangement, GeneSYS is entitled to payments from the Highways Agency for network availability, operations and maintenance (“O&M”) plus fees for on-demand maintenance services. The company has been engaged by GeneSYS to provide design engineering and construction of the network as well as O&M and on-demand services for the existing and upgraded facilities under a subcontract extending through 2016.
     Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture. The company’s financial statements include the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks totaling $57.6 million at December 31, 2005.
     The term loan facility provides for interest only at LIBOR plus a margin of 95 basis points during construction of the upgraded facilities reducing to a margin of 90 basis points after completion of construction and continuing until fully repaid. Commitment fees are payable on unused portions of the facility. Payments are due in installments over the term of the services period ending in 2016.
     The term loan facility is an obligation of GeneSYS and will never be a debt obligation of the company because it is non-recourse to the joint venture members. Accordingly, in the event of a default on the term loans, the lenders may only look to the resources of GeneSYS for repayment. The debt will never be repayable from assets of the company beyond its gross $17 million equity investment plus any un-remitted profits in the venture.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The contract has been segmented between the E&C and O&M portions of the work to be performed. The E&C portion of the work will be accounted for using contract accounting revenue recognition principles. Revenue in connection with O&M services including on-demand services will be recognized as earned through the life of the contract.
     Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of December 31, 2005, the company had extended financial guarantees on behalf of certain clients and other unrelated third parties totaling approximately $9.7 million, including a recognized amount of $5.3 million associated with a guarantee of pollution control bonds related to zinc operations that were sold in 1987.
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
Operations by Business Segment and Geographical Area
     The company provides professional services on a global basis in the fields of engineering, procurement, construction and maintenance. Operations are organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides engineering and construction professional services for upstream oil and gas production, downstream refining, and certain petrochemicals markets. The Industrial & Infrastructure segment provides engineering and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, microelectronics, chemicals, telecommunications and transportation projects and other facilities. The Government segment provides project management, engineering, construction, and contingency response services to the United States government. The percentages of the company’s consolidated revenue from the United States government, which represents a significant customer, were 21 percent, 24 percent and 19 percent, respectively, during the years ended December 31, 2005, 2004 and 2003. The Global Services segment includes operations and maintenance, equipment and temporary staffing services and the company’s global sourcing and procurement services business. The Power segment provides professional services to engineer, construct and maintain power generation facilities. Through the second quarter of 2004, services provided by the Power segment were primarily conducted through two jointly owned groups; Duke/Fluor Daniel, 50 percent owned partnerships with Duke Energy, and ICA Fluor Daniel (“ICA Fluor”), 49 percent jointly owned companies with Grupo ICA, a Mexican company. As the result of a shift in

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the markets served by and the types of projects awarded to ICA Fluor, commencing in the third quarter of 2004, its operating results and assets are included in the Oil & Gas segment. Prior periods have not been restated for the change in segment classification of ICA Fluor.
     In July 2003, the company jointly announced with Duke Energy Corporation the decision to terminate the Duke/Fluor Daniel partnership relationship as a result of the significant decline in the construction of new power plants. The dissolution was substantially completed in 2005 and did not have a material impact on results of operations or financial position of the company. The Power segment continues to identify and pursue power generation opportunities with its own resources.
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
     The Government segment provides project management services to the United States government, particularly to the Department of Energy. The segment has recognized unbilled fees totaling $130.0 million related to the Fernald project. The project has moved into the closeout stage and contract terms provide that a portion of the earned fees will not be billed until project completion in 2006. Deferred fees recognized in revenue in 2005, 2004 and 2003 and 2002 were $38.9 million, $36.8 million and $21.9 million, respectively.
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

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Operating Information by Segment

	Year Ended December 31
	2005	2004	2003

(in millions)
External revenues
Oil & Gas	$5,291	$3,429	$2,722
Industrial & Infrastructure	3,200	2,074	2,523
Government	2,708	2,271	1,694
Global Services	1,578	1,280	1,108
Power	384	326	759

Total external revenues	$13,161	$9,380	$8,806

Operating profit (loss)
Oil & Gas	$242	$161	$121
Industrial & Infrastructure	(17)	62	63
Government	84	83	48
Global Services	114	100	97
Power	13	14	77

Total operating profit	$436	$420	$406

Depreciation and amortization
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	—	—	—
Government	4	2	1
Global Services	57	42	40
Power	—	—	—
Corporate and other	41	43	39

Total depreciation and amortization	$102	$87	$80

Total assets *
Oil & Gas	$575	$731	$523
Industrial & Infrastructure	490	482	429
Government	905	654	475
Global Services	640	463	384
Power	94	61	104
Corporate and other	1,870	1,579	1,526

Total assets *	$4,574	$3,970	$3,441

Capital expenditures
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	—	—	—
Government	—	—	—
Global Services	159	81	57
Power	—	—	—
Corporate and other	54	23	22

Total capital expenditures	$213	$104	$79

*	Continuing operations only

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Reconciliation of Segment Information to Consolidated Amounts

	Year Ended December 31
	2005	2004	2003

(in millions)
Continuing Operations
Total segment operating profit	$436	$420	$406
Corporate administrative and general expense	144	143	141
Interest (income) expense, net	(8)	(4)	(3)

Earnings from continuing operations before taxes	$300	$281	$268

Non-Operating (Income) and Expense
     The following table summarizes non-operating (income) and expense items reported in corporate administrative and general expense:

	Year Ended December 31
	2005	2004	2003

(in millions)
Gains from sales of portfolio properties	$(15)	$(7)	$—
Gain from disposal of residual property interest	—	(6)	—
Other, net	4	4	(1)

Total	$(11)	$(9)	$(1)

Enterprise-Wide Disclosures

	Revenues from Continuing Operations			Total Assets
	Year Ended December 31			At December 31
	2005	2004	2003	2005	2004

(in millions)
United States *	$5,326	$5,454	$5,473	$2,707	$2,087
Canada	1,027	590	560	300	179
Asia Pacific (includes Australia)	1,032	315	333	382	259
Europe	2,740	1,737	1,001	624	707
Central and South America	1,491	897	1,069	353	589
Middle East and Africa	1,545	387	370	208	149

Total	$13,161	$9,380	$8,806	$4,574	$3,970

*	Includes export revenues to unaffiliated customers of $2.7 billion, $1.2 billion and $0.6 billion in the years ended December 31, 2005, 2004 and 2003, respectively.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Quarterly Financial Data (Unaudited)
     The following is a summary of the quarterly results of operations:

	First	Second	Third	Fourth
	Quarter (1)	Quarter (2)	Quarter (3)	Quarter (4)

(in thousands, except per share amounts)
Year ended December 31, 2005
Revenues	$2,859,767	$2,919,942	$3,418,525	$3,962,817
Cost of revenues	2,741,199	2,888,095	3,237,647	3,858,182
Earnings before taxes	80,589	5,577	157,464	55,952
Net earnings (loss) (5)	47,393	(16,432)	131,189	65,123
Earnings (loss) per share
Basic	$0.57	$(0.19)	$1.54	$0.76
Diluted	0.56	(0.19)	1.51	0.74

Year ended December 31, 2004
Revenues	$2,063,254	$2,214,450	$2,362,670	$2,739,903
Cost of revenues	1,964,433	2,114,767	2,257,972	2,623,064
Earnings before taxes	70,264	67,353	72,885	70,656
Net earnings	46,726	44,790	47,262	47,917
Earnings per share
Basic	$0.58	$0.55	$0.58	$0.58
Diluted	0.57	0.54	0.57	0.57

(1)	In the first quarter of 2004, $7.9 million of pretax gains from sales of excess portfolio real estate properties were recorded.

(2)	The second quarter of 2005 includes a $65 million pretax charge associated with the unfavorable jury award on a project in the Cayman Islands and a $4.2 million pretax gain from the sale of an excess portfolio real estate property.

(3)	Earnings before taxes in the third quarter of 2005 includes a $30.5 million pretax credit from the settlement of claims on the Hamaca Crude Oil Upgrader (“Hamaca”) project, a $32.9 million pretax credit from the set aside of the second quarter unfavorable jury award and subsequent settlement of the Cayman Islands project recorded during the second quarter of 2005 and $10.3 million in pretax gains from the sale of excess portfolio real estate properties. Earnings before taxes in the third quarter of 2004 includes a $5.5 million pretax gain from the disposal of a residual property interest.

(4)	In the fourth quarters of 2005 and 2004, an aggregate of $10.7 million and $8.5 million in pretax charges, respectively, were recorded for incentive compensation. In addition, during the fourth quarter of 2005, a pretax charge of $19.1 million was recorded for employment related taxes in foreign jurisdictions that may be payable on behalf of certain expatriate employees. The fourth quarter of 2004 incentive compensation charges were partially offset by a positive adjustment to pension expense.

(5)	Quarterly net earnings (loss) for 2005 were significantly impacted due to the tax effects of a number of factors, including foreign losses during the second quarter, the partial reversal of the Cayman Islands project jury award and settlement of Hamaca project claims in the third quarter and a favorable audit settlement, tax credits and repatriation of earnings from non-U.S. subsidiaries during the fourth quarter.

FLUOR CORPORATION
EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant(1)

3.2	Amended and Restated Bylaws of the registrant*

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004(2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company)(3)

10.2	Tax Sharing Agreement between the Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Special Retention Program, dated March 7, 2000, between Fluor Corporation and Alan L. Boeckmann(1)

10.4	Fluor Corporation 2000 Executive Performance Incentive Plan(5)

10.5	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors(6)

10.6	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002(7)

10.7	Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002(8)

10.8	Directors’ Life Insurance Summary(1)

10.9	Fluor Executives’ Supplemental Benefit Plan(1)

10.10	Fluor Corporation Retirement Plan for Outside Directors(1)

10.11	Executive Severance Plan(10)

10.12	2001 Key Employee Performance Incentive Plan(7)

10.13	2001 Fluor Stock Appreciation Rights Plan(7)

10.14	Fluor Corporation 2003 Executive Performance Incentive Plan(8)

10.15	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan(11)

10.16	Code of Ethics and Business Conduct, as amended and restated(9)

10.17	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert(9)

10.18	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (10)

21.1	Subsidiaries of the registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer of Fluor Corporation*

31.2	Certification of Chief Financial Officer of Fluor Corporation*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 7, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s repost on Form 10-Q filed on August 9, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.