Form 10-Q
period 2006-03-31
FLUOR CORP
filed 2006-05-08
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-16129
FLUOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0927079

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)
6700 Las Colinas Boulevard, Irving, Texas 75039

(Address of principal executive offices)
(469) 398-7000

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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Common Stock, $0.01 par value — 87,554,335 shares outstanding on April 30, 2006.

FLUOR CORPORATION
FORM 10-Q
March 31, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Three Months Ended March 31, 2006 and 2005
UNAUDITED

$ in thousands, except per share amounts	2006	2005

REVENUES	$3,624,876	$2,859,767

COSTS AND EXPENSES
Cost of revenues	3,440,499	2,741,199
Corporate administrative and general expense	41,771	38,109
Interest expense	4,828	4,819
Interest income	(5,013)	(4,949)

Total Costs and Expenses	3,482,085	2,779,178

EARNINGS BEFORE TAXES	142,791	80,589
INCOME TAX EXPENSE	53,937	33,196

NET EARNINGS	$88,854	$47,393

EARNINGS PER SHARE
BASIC	$1.03	$0.57

DILUTED	$1.00	$0.56

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	85,912	83,698

DILUTED	88,907	84,934

DIVIDENDS DECLARED PER SHARE	$0.20	$0.16

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006 and December 31, 2005
UNAUDITED

	March 31,	December 31,
$ in thousands, except share amounts	2006	2005 *

ASSETS

Current assets
Cash and cash equivalents	$653,984	$789,016
Accounts and notes receivable	871,993	850,203
Contract work in progress	1,405,496	1,110,650
Deferred taxes	163,747	151,215
Other current assets	288,245	207,138

Total current assets	3,383,465	3,108,222
Property, plant and equipment (net of accumulated depreciation of $485,048 and $466,055 respectively)	600,409	581,538
Investments and goodwill	208,317	193,021
Deferred taxes	81,728	75,797
Pension assets	235,212	238,494
Other	345,467	377,373

	$4,854,598	$4,574,445

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$1,130,356	$1,003,886
Commercial paper	45,087	—
Convertible Senior Notes	330,000	330,000
Advance billings on contracts	465,343	475,498
Accrued salaries, wages and benefits	355,954	344,315
Other accrued liabilities	188,802	185,636

Total current liabilities	2,515,542	2,339,335

Long-term debt due after one year	34,670	34,465
Non-recourse project finance debt	71,647	57,558
Noncurrent liabilities	517,668	512,529

Contingencies and commitments

Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 150,000,000 shares ($0.01 par value); issued and outstanding — 87,513,223 and 87,088,202 shares, respectively	875	871
Additional capital	604,852	629,901
Unamortized executive stock plan expense	—	(39,777)
Accumulated other comprehensive income	7,509	9,103
Retained earnings	1,101,835	1,030,460

Total shareholders’ equity	1,715,071	1,630,558

	$4,854,598	$4,574,445

*	Amounts at December 31, 2005 have been derived from audited financial statements.
       See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
UNAUDITED

$ in thousands	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$88,854	$47,393
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	27,754	23,176
Amortization of intangibles	369	540
Restricted stock and stock option amortization	8,320	4,765
Taxes paid on vested restricted stock	(12,768)	(8,143)
Deferred taxes	(14,325)	(2,886)
Stock option tax benefit	—	8,134
Retirement plan accrual, net of contributions	2,068	4,123
Unbilled fees receivable	(5,792)	(18,844)
Changes in operating assets and liabilities	(235,731)	(13,820)
Equity in earnings of investees	(4,254)	(2,226)
Other, net	(12,794)	(5,277)

Cash provided (utilized) by operating activities	(158,299)	36,935

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(56,145)	(33,244)
Proceeds from disposal of property, plant and equipment	6,772	5,403
Other, net	(1,776)	(3,677)

Cash utilized by investing activities	(51,149)	(31,518)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in short-term borrowings	45,087	(10,035)
Net proceeds from issuance of common stock	—	41,820
Proceeds from issuance of non-recourse project financing	14,294	—
Stock options exercised	11,908	31,001
Stock option tax benefit	8,115	—
Cash dividends paid	—	(13,724)
Other, net	(258)	(157)

Cash provided by financing activities	79,146	48,905

Effect of exchange rate changes on cash	(4,730)	(15,789)

Increase (decrease) in cash and cash equivalents	(135,032)	38,533

Cash and cash equivalents at beginning of period	789,016	604,517

Cash and cash equivalents at end of period	$653,984	$643,050

See Accompanying Notes

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)	The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2005 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at March 31, 2006 and its consolidated results of operations and cash flows for the three months ended March 31, 2006 and 2005.

(2)	The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	March 31
$ in thousands	2006	2005

Net earnings	$88,854	$47,393
Foreign currency translation adjustment	(1,594)	(16,459)

Comprehensive income	$87,260	$30,934

(3)	The effective tax rates, based on the company’s actual operating results for the three months ended March 31, 2006 and 2005, were 37.8 percent and 41.2 percent, respectively. The decrease in 2006 is attributable to the absence of foreign losses resulting from provisions on certain international embassy projects recorded in the 2005 period. Such foreign losses in the 2005 period reduced the company’s ability to absorb excess foreign taxes incurred in high tax jurisdictions.

Judgment is required in determining the consolidated provision for income taxes as the company considers its worldwide taxable earnings and the impact of the continuous audit process conducted by various tax authorities. The final outcome of these audits by foreign jurisdictions, the Internal Revenue Service and various state governments could differ materially from that which is reflected in the Condensed Consolidated Financial Statements.

(4)	Cash paid for interest was $5.3 million and $5.5 million for the three months ended March 31, 2006 and 2005, respectively. Income tax payments, net of receipts, were $55.9 million and $24.9 million during the three-month periods ended March 31, 2006 and 2005, respectively.

(5)	In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123-R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and prohibits the recording of additional capital from restricted stock until those instruments vest. Upon adoption of SFAS 123-R, pro forma disclosure of the impact of share-based payments to employees is no longer an alternative.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
The provisions of SFAS 123-R generally apply to awards granted after the required effective date of the statement, which was January 1, 2006 for the company. The company has elected the modified prospective method of application and, accordingly, has not restated previously reported financial condition, operating results or cash flows. The elimination of additional capital associated with unvested restricted shares resulted in an offsetting reversal of unamortized executive stock plan expense upon implementation of SFAS 123-R. Additionally, the presentation of cash flows for 2006 has been modified to reflect the benefits of tax deductions for stock compensation in excess of recognized compensation cost as financing cash flows, as now required.
The company’s executive stock plans are described, and informational disclosures provided, in the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2005. The contractual lives of 2006 awards, which have included stock options and stock appreciation rights, are consistent with those of prior years. Restricted stock awards totaling 264,872 shares have been granted in 2006 at a per share price of $84.21, vesting over five years.
During the quarter ended March 31, 2006, the company recognized pretax compensation expense of $938,000 ($0.01 per diluted share after-tax) associated with stock options, including amounts arising from new stock option awards to purchase 259,175 shares at $84.21 per share, with annual vesting of 20 percent. The per share fair value of the options, determined using the Black-Scholes option-pricing model and assumptions of a 4.74 year average life, 4.6 percent risk-free interest rate, 1 percent expected dividend yield and 30 percent historical volatility, is $25.72. Previously under APB 25, no compensation cost was recognized for unvested stock options where the grant price was equal to the market price on the date of grant and the vesting provisions were based only on the passage of time. Had the company recorded compensation expense using the accounting method required by SFAS 123-R, net earnings and earnings per share for the three months ended March 31, 2005 would have been reduced to the pro forma amounts as follows:

$ in thousands, except per share amounts

Net earnings
As reported	$47,393
Stock-based employee compensation expense, net of tax	(919)

Pro forma	$46,474

Basic net earnings per share
As reported	$0.57

Pro forma	$0.56

Diluted net earnings per share
As reported	$0.56

Pro forma	$0.55

The company has not historically considered retirement eligibility in determining stock-based compensation expense, including expense associated with stock options and restricted stock. The adoption of SFAS 123-R required the company to assume the first date on which an employee becomes eligible to retire in determining the amortization period for future stock-based awards. For example, if the employee is eligible for retirement two years from the date of grant, the amortization period will be no longer than two years rather than the specified service period over which awards normally vest. Retirement eligibility has been considered in the determination of periodic expense on a prospective basis for current year awards, and compensation expense associated with awards granted in prior periods have continued to be recognized using historical straight-line amortization practices.
The impact of using retirement eligibility in determining stock option expense would have been to decrease the pro forma adjustments by approximately 65 percent for the first quarter of 2005. The impact of using retirement eligibility to determine amortization periods for new stock options and restricted stock awards during the first quarter of 2006 was to increase pretax amortization expense by approximately $0.5 million and $1.5 million, respectively, for an aggregate after-tax impact of $0.02 per diluted share. The impact of using retirement eligibility to determine amortization

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
periods for previous restricted stock awards would have been to increase recorded restricted stock amortization expense of $4.8 million by approximately one-third during the 2005 period.
The average trading price of the company’s stock during the first quarter of 2006 was $83 per share. During the three months ended March 31, 2006, 342,000 stock options were exercised at a weighted average exercise price of $35 per share. As of March 31, 2006, there were 792,000 stock options outstanding with a weighted average exercise price of $49 per share, of which 528,000 were exercisable with a weighted average exercise price of $32 per share. As of December 31, 2005 and March 31, 2006, there were 1,498,000 and 1,310,000 unvested shares, respectively, of restricted stock outstanding. The balances of unamortized stock option and restricted stock expense at March 31, 2006 were $5.9 million and $53.6 million, respectively.
(6)	Operations are organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides engineering, procurement and construction professional services for upstream oil and gas production, downstream refining and certain petrochemicals markets. The Industrial & Infrastructure segment provides engineering, procurement and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, microelectronics, telecommunications and transportation projects and other facilities. The Government segment provides project management, engineering, construction and contingency response services to the United States government, which represents a significant customer. The Global Services segment includes operations and maintenance, construction equipment, temporary staffing and global procurement services. The Power segment provides professional services to engineer and construct power generation facilities.

Operating information by segment is as follows for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31
External Revenue ($ in millions)	2006	2005

Oil & Gas	$1,191.2	$1,183.9
Industrial & Infrastructure	762.9	670.3
Government	1,133.7	561.1
Global Services	459.3	365.4
Power	77.8	79.1

Total external revenue	$3,624.9	$2,859.8

	Three Months Ended
	March 31
Operating Profit ($ in millions)	2006	2005

Oil & Gas	$56.7	$54.3
Industrial & Infrastructure	13.6	20.8
Government	78.5	9.1
Global Services	35.6	31.3
Power	—	3.1

Total operating profit	$184.4	$118.6

A reconciliation of the segment information to consolidated amounts for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31
$ in millions	2006	2005

Total segment operating profit	$184.4	$118.6
Corporate administrative and general expense	41.8	38.1
Interest (income) expense, net	(0.2)	(0.1)

Earnings before taxes	$142.8	$80.6

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
Corporate administrative and general expense includes non-operating expense of $1.0 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively.
Total assets in the Oil & Gas segment increased to $637 million at March 31, 2006 from $575 million at December 31, 2005 due to additional working capital associated with the higher level of project execution activities. Total assets in the Government segment increased to $1.3 billion at March 31, 2006 from $905 million at December 31, 2005 as the result of work being performed in support of the Federal Emergency Management Agency for hurricane relief efforts. Government segment assets include unbilled fees totaling $136 million on the Fernald project at March 31, 2006, of which $122 million are included in other current assets and $14 million are included in other assets in the accompanying Condensed Consolidated Balance Sheet.
(7)	In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Conversion of the notes may occur only during the fiscal quarter immediately following a quarter in which the conversion trigger price is achieved. Upon conversion, the company initially had the right to deliver, in lieu of common stock, cash or a combination of cash and shares of the company’s stock but has subsequently irrevocably elected to pay the principal in cash. During the fourth quarter of 2005 and the first quarter of 2006, the trigger price was achieved for the specified number of days and the notes have therefore been classified as short-term debt as of March 31, 2006 and December 31, 2005.

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

(8)	Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended
	March 31
$ in thousands	2006	2005

Service cost	$8,582	$9,127
Interest cost	10,678	11,033
Expected return on assets	(14,846)	(13,455)
Amortization of transition asset	2	3
Amortization of prior service cost	(29)	(28)
Recognized net actuarial loss	4,691	4,404

Net periodic pension expense	$9,078	$11,084

The company currently expects to fund approximately $40 million to $60 million during 2006 compared with $89 million funded in 2005. During the three months ended March 31, 2006, contributions of approximately $7 million were made by the company.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
Net periodic postretirement benefit cost includes the following components:

	Three Months Ended
	March 31
$ in thousands	2006	2005

Service cost	$—	$—
Interest cost	385	400
Expected return on assets	—	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	280	225

Net periodic postretirement benefit cost	$665	$625

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(9)	The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. The company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Clients have made claims arising from engineering and construction contracts against the company, and the company has made claims against clients for costs incurred in excess of the current contract provisions. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $157 million and $144 million at March 31, 2006 and December 31, 2005, respectively. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of March 31, 2006, several matters on certain completed and in-progress projects are in the dispute resolution process. The following discussion provides a background and current status of certain of these matters:

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

To date, the joint venture has submitted claims totaling approximately $114 million to the client. Costs of $32 million have been incurred by the joint venture relating to these claims as of March 31, 2006 and the company has recognized its $16 million proportionate share of these costs in revenue.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
London Connect Project
The company is involved in arbitration proceedings in connection with its London Connect Project (“LUL”), a $500 million lump sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system. In February 2005, the company sought relief through arbitration proceedings for two issues. First, the company is seeking relief for the overall delay and disruption to the project that relates to the contract time period of 2001 through 2003. The arbitration hearing on this matter is scheduled to commence in May 2006. A claim for delay and disruption subsequent to 2003 will be submitted to the dispute resolution process shortly. Costs incurred of $51 million relating to delay and disruption for the entire contract period have been recognized as claims. The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment. Hearings involving LUL, the company and Motorola, a subcontractor, are completed and the parties await the arbitration decision.
Embassy Projects
The company has 11 embassy projects that are in various stages of completion under fixed-priced contracts with the United States Department of State. Several of these projects have been adversely impacted by higher costs due to scope changes, unexpected execution problems, increases in material cost and subcontractor difficulties. Claims for equitable adjustment on seven of these projects totaling approximately $77.5 million have been submitted to date and, as the first formal step in dispute resolution, the majority of these claims have now been certified in accordance with federal contracting requirements, with the balance expected to be certified in the near future. As of March 31, 2006, $45.5 million in costs relating to these claims have been incurred and recognized in revenue. Additional claim recoveries continue to be evaluated.
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
In December 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. The lien action remains stayed pending completion of the arbitration of D/FD’s claims against DIG and DIG’s claims against D/FD. An arbitration panel has been appointed and arbitration is underway.
(10)	In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. As of March 31, 2006, no material changes to financial or performance assurances to clients had occurred since the filing of the company’s December 31, 2005 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of March 31, 2006, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2005 annual report on Form 10-K.

The company has a joint venture arrangement that will design, build, finance and maintain an aircraft refueling facility at a United States Air Force base in Qatar for the Defense Energy Support Center, an agency of the Department of Defense. The company has a 27.5 percent interest in the joint venture company. On April 29, 2005, the joint venture entered into an agreement for project financing which includes joint and several project completion guarantees by the members of the joint venture. The maximum potential amount of future payments that could be required under the guarantee is $76.5 million, the maximum principal amount available under the financing arrangement, plus any accrued interest. The facility is presently over 65 percent complete and proceeding as expected.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
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
Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture. The company’s financial statements include the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks totaling $71.6 million and $57.6 million at March 31, 2006 and December 31, 2005, respectively.
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
(11)	As of March 31, 2006, the previously announced relocation of the company’s corporate headquarters from Southern California to Irving, Texas is in progress. The new corporate office was officially opened on April 24, 2006 at 6700 Las Colinas Boulevard, Irving, Texas 75039. The

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
new telephone number is 469-398-7000. The relocation is being accomplished in phases through June 2006 as all personnel and functions move from the existing Aliso Viejo facility and other locations.
Approximately 130 employees in Southern California that will not be relocating to Texas have already left or will leave the company in the next two months. The cost of these employee displacements has been accrued ratably starting in the third quarter of 2005 through the actual or anticipated date of the Southern California headquarters office closure in the second quarter of 2006. All other relocation and hiring costs are charged to expense as incurred.
For the quarter ended March 31, 2006, corporate administrative expenses include $2.5 million for relocation costs, which comprises the accrual of employee displacement costs and other direct expenses. Additional employee relocation and hiring costs and facility relocation costs totaling approximately $16 million are expected to be incurred during the remainder of 2006, which will also be included in corporate administrative and general expense.
The existing corporate facility in Aliso Viejo was sold in September 2005. A short-term, market rate lease-back has been negotiated with the buyer that will terminate on June 30, 2006. The cost of the new Texas headquarters is expected to approximate $60 million and is being funded from available cash resources including proceeds from the sale of the current headquarters facility.

FLUOR CORPORATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the company’s December 31, 2005 annual report on Form 10-K. For purposes of reviewing this document, “operating profit” is calculated as revenues less cost of revenues.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made herein, including statements regarding the company’s projected revenues and earnings levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature. These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:
•	Difficulties or delays incurred in the execution of construction contracts, including performance by our joint venture partners, resulting in cost overruns or liabilities;

•	A failure to obtain favorable results in existing or future litigation or dispute resolution proceedings;

•	The potential impact of certain tax matters including, but not limited to, those from foreign operations and the ongoing audits by tax authorities and those resulting from the company’s reverse spin-off transaction involving the company’s former coal segment;

•	Changes in global business, economic (including currency risk), political and social conditions;

•	The company’s failure to receive anticipated new contract awards and the related impacts on staffing levels and costs;

•	Customer cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time;

•	The cyclical nature of many of the markets the company serves and its vulnerability to downturns;

•	Failure to meet timely completion or performance standards could result in higher costs and reduced profits or, in some cases losses on projects;

•	Customer delays or defaults in making payments;

•	The company’s ability to hire and retain qualified personnel;

•	Possible limitations of bonding capacity;

•	The availability of credit and restrictions imposed by credit facilities;

•	Limitations on cash transfers from subsidiaries may restrict the company’s ability to satisfy financial obligations, or to pay interest or principal when due on outstanding debt;

•	Competition in the global engineering, procurement and construction industry;

•	The company’s ability to identify and successfully integrate acquisitions;

•	The impact of past and future environmental, health and safety regulations; and

•	Restrictions on possible transactions imposed by Delaware law.
While most risks affect only future costs or revenues anticipated by the company, some risks may relate to accruals that have already been reflected in earnings. The company’s failure to receive payments of accrued amounts or if liabilities are incurred in excess of amounts previously recognized, a charge against future earnings could result.
Additional information concerning these and other factors can be found in our press releases as well as our periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1. Business-Company Risk Factors” in the company’s Form 10-K filed March 1, 2006. These filings are available publicly on the SEC’s website at http://www.sec.gov, on Fluor’s website at http://investor.fluor.com or upon request from Fluor’s Investor Relations Department: (469) 398-7220. The company disclaims any intent or obligation to update its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS
Net earnings in the three months ended March 31, 2006 were $88.9 million or $1.00 per diluted share. These results compare with net earnings of $47.4 million or $0.56 per diluted share for the corresponding period of 2005.
Revenues for the three months ended March 31, 2006 were $3.6 billion compared with $2.9 billion for the 2005 comparison period. The current year increase was primarily the result of work being performed in support of the Federal Emergency Management Agency (“FEMA”) for hurricane relief efforts. The level of FEMA revenues is expected to decline for the balance of 2006, as the company’s work on hurricane relief efforts is anticipated to diminish.
Consolidated new awards for the three months ended March 31, 2006 were $3.8 billion compared with $3.4 billion in the comparable 2005 period. The Government, Oil & Gas and Industrial & Infrastructure segments had increases in new awards, partially offset by lower new awards in the Global Services and Power segments.
Consolidated backlog at March 31, 2006 of $15.4 billion was essentially flat compared with backlog at March 31, 2005. Approximately 35 percent of consolidated new awards for the three months ended March 31, 2006 were for projects located outside of the United States. As of March 31, 2006, approximately 60 percent of consolidated backlog relates to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.
OIL & GAS
Revenues and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2006	2005

Revenues	$1,191.2	$1,183.9
Operating profit	56.7	54.3
Revenues have remained relatively flat in the first quarter of 2006, while the operating profit margin has improved slightly.
New awards for the three months ended March 31, 2006 were $1.8 billion, compared with $1.5 billion for the first quarter of 2005. Backlog at March 31, 2006 increased 15 percent to $6.8 billion compared with $5.9 billion at March 31, 2005.
Total assets in the Oil & Gas segment increased to $637 million at March 31, 2006 from $575 million at December 31, 2005 due to additional working capital associated with the higher level of project execution activities.

INDUSTRIAL & INFRASTRUCTURE
Revenues and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2006	2005

Revenues	$762.9	$670.3
Operating profit	13.6	20.8
Revenues for the three months ended March 31, 2006 increased approximately 14 percent compared with the same period in 2005. This increase resulted primarily from higher activity on mining projects.
Operating profit margin in the three months ended March 31, 2006 was 1.7 percent compared with 3.1 percent in the comparable period of the prior year. The 2005 period included very strong performance on one project that is now substantially complete, partly offset by charges totaling approximately $10 million, primarily arising from three claim settlements. No significant claim settlements occurred during the 2006 period.
New awards for the three months ended March 31, 2006 were $672 million compared with $592 million for the 2005 comparison period. Backlog decreased to $3.8 billion at March 31, 2006 compared with $4.9 billion at March 31, 2005. The decrease includes the impact of a lower level of new awards over the past year and a higher level of work performed on mining projects.
GOVERNMENT
Revenues and operating profit for the Government segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2006	2005

Revenues	$1,133.7	$561.1
Operating profit	78.5	9.1
The substantial increase in revenues in the three months ended March 31, 2006 compared with the same period in the prior year was primarily the result of hurricane relief activities in support of FEMA. Work performed in Iraq contributed approximately $157 million in revenue in the three months ended March 31, 2006 compared with $137 million in the comparable 2005 period.
The $69.4 million increase in operating profit during the current year includes significant contributions from FEMA hurricane relief work and the Fernald environmental project. In addition, operating profit in the first quarter of 2005 was adversely impacted by provisions totaling $31 million on certain embassy projects that are discussed further below.
The segment has recognized unbilled fees totaling $136 million on the Fernald project at March 31, 2006, including $6 million during the first quarter of 2006, compared with $19 million in the same period of 2005. An additional $30 million of fees were billed during the first quarter of 2006, compared with $1 million during the 2005 comparison period. Fees recognized in both the 2005 and 2006 periods include the favorable impact of accelerated completion. All unbilled fees on the Fernald project are expected to be billed upon project completion in late 2006.
New awards of $766 million in the three months ended March 31, 2006 were approximately $322 million higher than new awards in the 2005 comparison period, principally as the result of FEMA awards.

Backlog at March 31, 2006 declined to $1.1 billion from $1.5 billion at the end of the first quarter last year. Although 2006 new awards have increased relative to 2005, the FEMA awards have generally been performed very quickly and therefore have not significantly impacted current year backlog. Performance on the Fernald project, however, has reduced backlog during 2006, reflecting progress towards completion.
Total assets in the Government segment increased to $1.3 billion at March 31, 2006 from $905 million at December 31, 2005 as the result of work being performed in support of the FEMA hurricane relief efforts.
GLOBAL SERVICES
Revenues and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2006	2005

Revenues	$459.3	$365.4
Operating profit	35.6	31.3
Revenue and operating profit increased 26 percent and 14 percent, respectively, in the first quarter of 2006 compared with the same period in 2005. The increases resulted primarily from FEMA hurricane relief activities. The operating profit margin has declined somewhat during 2006 primarily as a result of provisions for certain doubtful accounts receivable.
New awards and backlog for Global Services reflect operations and maintenance activities only. The equipment, temporary staffing and global procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. New awards for the three months ended March 31, 2006 were $578 million compared with $754 million for the 2005 comparison period. Backlog for Global Services at March 31, 2006 was $2.7 billion compared with roughly the same amount at March 31, 2005.
POWER
Revenues and operating profit for the Power segment are summarized as follows:

	Three Months Ended
	March 31
$ in millions	2006	2005

Revenues	$77.8	$79.1
Operating profit	—	3.1
The decline in operating profit for the first quarter of 2006 compared with the same period in 2005 resulted from a loss on one project and higher bid and proposal overhead in support of new contract pursuit.
New project awards in the first quarter of 2006 were $6 million compared with $82 million in the prior year comparison period. Backlog at March 31, 2006 was $1.1 billion compared with $483 million at March 31, 2005.
OTHER
Corporate general and administrative expense for the three months ended March 31, 2006 was $41.8 million, reflecting a 10 percent increase compared with $38.1 million in the same period of 2005. This increase includes the impacts of the relocation of the company’s headquarters and the adoption of a new share-based accounting standard discussed below in the 2006 period.
As of March 31, 2006, the previously announced relocation of the company’s corporate headquarters from Southern California to Irving, Texas is in progress. The new corporate office was officially opened on April 24, 2006 at 6700 Las Colinas Boulevard, Irving, Texas 75039. The new telephone number is 469-398-7000. The relocation is being accomplished in phases through June 2006 as all personnel and functions move from the existing Aliso Viejo facility and other locations.
Approximately 130 employees in Southern California that will not be relocating to Texas have already left or will leave the company in the next two months. The cost of these employee displacements has been accrued ratably starting in the third quarter of 2005 through the actual or anticipated date of the Southern California headquarters office closure in the second quarter of 2006. All other relocation and hiring costs are charged to expense as incurred.
For the quarter ended March 31, 2006, corporate administrative expenses include $2.5 million for relocation costs, which comprises the accrual of employee displacement costs and other direct expenses. Additional employee relocation and hiring costs and facility relocation costs totaling approximately $16 million are expected to be incurred during the remainder of 2006, which will also be included in corporate administrative and general expense.
The existing corporate facility in Aliso Viejo was sold in September 2005. A short-term, market rate lease-back has been negotiated with the buyer that will terminate on June 30, 2006. The cost of the new Texas headquarters is expected to approximate $60 million and is being paid from available cash resources including proceeds from the sale of the current headquarters facility.
There was no significant variation in net interest income in the first quarter of 2006 compared with same period of 2005.
The effective tax rates, based on the company’s actual operating results for the three months ended March 31, 2006 and 2005, were 37.8 percent and 41.2 percent, respectively. The decrease in 2006 is attributable to the 2005 international embassy contract provisions discussed under Government above. Such foreign losses reduced the company’s ability to absorb excess foreign taxes incurred in high tax jurisdictions.
ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123-R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and prohibits the recording of additional capital from restricted stock until those instruments vest. Upon adoption of SFAS 123-R, pro forma disclosure of the impact of share-based payments to employees is no longer an alternative.
The provisions of SFAS 123-R generally apply to awards granted after the required effective date of the statement, which was January 1, 2006 for the company. The company has elected the modified prospective method of application and, accordingly, has not restated previously reported financial condition, operating results or cash flows. The elimination of additional capital associated with unvested restricted shares resulted in an offsetting reversal of unamortized executive stock plan expense upon implementation of SFAS 123-R. Additionally, the presentation of cash flows for 2006 has been modified to reflect the benefits of tax deductions for stock compensation in excess of recognized compensation cost as financing cash flows, as now required.

During the quarter ended March 31, 2006, the company recognized pretax compensation expense of $938,000 ($0.01 per diluted share after-tax) associated with stock options, including amounts arising from new stock option awards. The per share fair value of such options was determined using the Black-Scholes option-pricing model. Previously under APB 25, no compensation cost was recognized for unvested stock options where the grant price was equal to the market price on the date of grant and the vesting provisions were based only on the passage of time. Had SFAS 123-R been adopted in prior periods, the impact would be as presented in the disclosure of pro forma earnings and earnings per share in Note 5 in the accompanying Condensed Consolidated Financial Statements.
The company has not historically considered retirement eligibility in determining stock-based compensation expense, including expense associated with stock options and restricted stock. The adoption of SFAS 123-R required the company to assume the first date on which an employee becomes eligible to retire in determining the amortization period for future stock-based awards. For example, if the employee is eligible for retirement two years from the date of grant, the amortization period will be no longer than two years rather than the specified service period over which awards normally vest. Retirement eligibility has been considered in the determination of periodic expense on a prospective basis for current year awards, and compensation expense associated with awards granted in prior periods have continued to be recognized using historical straight-line amortization practices.
The impact of using retirement eligibility in determining stock option expense would have been to decrease the pro forma adjustments by approximately 65 percent for the first quarter of 2005. The impact of using retirement eligibility to determine amortization periods for new stock option and restricted stock awards during the first quarter of 2006 was to increase pretax amortization expense by approximately $0.5 million and $1.5 million, respectively, for an aggregate after-tax impact of $0.02 per diluted share. The impact of using retirement eligibility to determine amortization periods for restricted stock would have been to increase restricted stock amortization expense of $4.8 million by approximately one-third during the 2005 period.
MATTERS IN DISPUTE RESOLUTION
As of March 31, 2006, the following matters relating to completed and in progress projects are in the dispute resolution process:
Infrastructure Joint Venture Project
London Connect Project
Embassy Projects
Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al
Dearborn Industrial Project
Duke/Fluor Daniel (D/FD)
Discussion of the status of the projects identified above is included in Footnote 9 to the Condensed Consolidated Financial Statements.
FINANCIAL POSITION AND LIQUIDITY
In the three months ended March 31, 2006, cash used by operating activities of $158.3 million resulted from substantial working capital requirements to support the FEMA hurricane efforts, partially offset by earnings sources.
Cash utilized by investing activities was $51.1 million in the first quarter of 2006 compared with $31.5 million in the 2005 comparison period. Capital expenditures, primarily for construction of the new headquarters facility and ongoing renewal and replacement in the construction equipment operations, including operations in Iraq, were $56.1 million in the three months ended March 31, 2006 compared with $33.2 million in the same period of 2005.
Cash provided by financing activities in the first three months of 2005 included the issuance of 758,367 shares of common stock, resulting in net proceeds of $41.8 million. Also impacting cash flows in the first quarter of both 2006 and 2005 was $11.9 million and $31.0 million, respectively, in cash received from the exercise of stock options. Declared dividends are typically paid during the month following the quarter in which they are declared. However, for the dividend paid to shareholders as of January 3, 2006, payment by the company to the disbursing agent occurred in the month of December 2005, resulting in no cash payment by the company in the first quarter of 2006. Cash utilized for the payment of dividends in the three months ended March 31, 2005 was $13.7 million ($0.16 per share). During the first quarter of 2006, the company’s Board of Director’s authorized an increase in the dividend payable April 3, 2006 to $0.20 per share. The company’s total debt to total capitalization (“debt-to-capital”) ratio at March 31, 2006 is 21.9 percent compared with 20.6 percent at December 31, 2005.
Liquidity is provided by cash generated from operations, advance billings on contracts in progress and access to financial markets. As customer advances are reduced through use in project execution and if not replaced by advances on new projects, the company’s cash position would be reduced. The requirements for operating liquidity resulted in the need for short-term commercial paper borrowings of $45 million during the first quarter of 2006. For the next 12 months, cash generated from operations supplemented by borrowings under credit facilities and the issuance of debt or equity securities are expected to be sufficient to fund operations.
During 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due 2024, realizing net proceeds of $323 million. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion. During the fourth quarter of 2005 and the first quarter of 2006, the trigger price was achieved for the specified number of days and the Notes have therefore been classified as short-term debt as of March 31, 2006 and December 31, 2005. The company does not know the amount, if any, of the Notes that will be presented for conversion, and will use available cash balances to satisfy any required repayments.
Off-Balance Sheet Arrangements
The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $1.0 billion in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.
In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution. As of March 31, 2006, no material changes to financial or performance assurances to clients have occurred since the filing of the company’s December 31, 2005 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of March 31, 2006, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2005 annual report on Form 10-K.
The company has a joint venture arrangement that will design, build, finance and maintain an aircraft refueling facility at a United States Air Force base in Qatar for the Defense Energy Support Center, an agency of the Department of Defense. The company has a 27.5 percent interest in the joint venture company. On April 29, 2005, the joint venture entered into an agreement for project financing which includes a joint and several project completion guarantee by the members of the joint venture. The maximum potential amount of future payments that could be required under the guarantee is $76.5 million, the maximum principal amount available under the financing arrangement, plus any accrued interest. The facility is presently over 65 percent complete and proceeding as expected.
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
Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture. The company’s financial statements include the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks totaling $71.6 million and $57.6 million at March 31, 2006 and December 31, 2005, respectively.
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
Financial Instruments
The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At March 31, 2006, the company had forward foreign exchange contracts of less than 24 months duration to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts at March 31, 2006 was $295 million.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes on this matter in the first quarter of 2006. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2005 remain current.
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
The new corporate office in Irving, Texas was officially opened on April 24, 2006. In connection with the relocation we have hired a number of new employees and outsourced certain functions. The company is pleased with the progress on the relocation. See Item 1A. “Risk Factors – Our continued success requires us to hire and retain qualified personnel” in the Annual Report on Form 10-K for the year ended December 31, 2005.

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
Three Months Ended March 31, 2006 and 2005
UNAUDITED

	Three Months Ended
	March 31
$ in millions	2006	2005
Backlog – beginning of period	$14,926.6	$14,765.8
New awards	3,825.8	3,350.7
Adjustments and cancellations, net	165.8	106.0
Work performed	(3,540.9)	(2,806.5)

Backlog – end of period	$15,377.3	$15,416.0

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
Item 1A.  Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2005, under Item 1A. “Risk Factors” includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factor information disclosed in the Form 10-K.
We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.
     To the extent that cash flow from operations, together with available borrowings under our credit facility, is insufficient to make future investments, make acquisitions or provide needed additional working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about purchases by the company during the quarter ended March 31, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities
(in thousands, except per share data)

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased(1)	Share	Programs	Program (2)
January 1, 2006 – January 31, 2006	5	$80.77	N/A	4,141

February 1, 2006 – February 28, 2006	82	$87.68	N/A	4,141

March 1, 2006 – March 31, 2006	10	$84.68	N/A	4,141

Total	97	$87.03

(1)	Shares cancelled as payment for statutory withholding taxes, in thousands, upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)	On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. That authorization is ongoing and does not have an expiration date.

Item 4.     Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of shareholders of Fluor Corporation was held on May 3, 2006.

(b)	Three Class I directors were elected to serve for a term of three years, ending at the 2009 annual meeting of shareholders. The three Class I directors are Alan L. Boeckmann, Vilma S. Martinez and Dean R. O’Hare. Continuing directors include four Class II directors, James T. Hackett, Kent Kresa, Lord Robin W. Renwick and Peter S. Watson, and three Class III directors, Peter J. Fluor, Joseph W. Prueher and Suzanne H. Woolsey.

(c)	The following three Class I directors were elected to serve a term of three years, ending at the 2009 annual meeting:

	Votes For	Votes Withheld
Alan L. Boeckmann	78,103,443	1,223,234
Vilma S. Martinez	71,364,795	7,961,882
Dean R. O’Hare	78,396,535	930,142
     In addition, the shareholders approved the following proposal:

				Broker
	For	Against	Abstain	Non-Votes
Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ended December 31, 2006	78,633,790	186,184	506,704	0
Finally, the following proposal presented by a shareholder was not approved:

				Broker
	For	Against	Abstain	Non-Votes
Shareholder proposal that the Board of Directors adopt a policy that a significant portion of future stock option grants to senior executives be performance-based	20,836,501	50,446,587	726,117	7,317,473

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant *

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Fluor Corporation 2000 Executive Performance Incentive Plan (5)

10.4	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (6)

10.5	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (7)

10.6	Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002 (8)

10.7	Directors’ Life Insurance Summary(1)

10.8	Fluor Executives’ Supplemental Benefit Plan (1)

10.9	Fluor Corporation Retirement Plan for Outside Directors (1)

10.10	Executive Severance Plan (10)

10.11	2001 Key Employee Performance Incentive Plan (7)

10.12	2001 Fluor Stock Appreciation Rights Plan (7)

10.13	Fluor Corporation 2003 Executive Performance Incentive Plan (8)

10.14	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (11)

10.15	Code of Ethics and Business Conduct, as amended and restated (9)

10.16	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (9)

10.17	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (10)

10.18	Special Retention Agreement, dated March 27, 2006, between Fluor Corporation and John Hopkins *

31.1	Certification of Chief Executive Officer of Fluor Corporation *

31.2	Certification of Chief Financial Officer of Fluor Corporation *

Exhibit	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on August 9, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date: May 8, 2006	/s/ D. Michael Steuert

D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date: May 8, 2006	/s/ V.L. Prechtl

V. L. Prechtl
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant *

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Fluor Corporation 2000 Executive Performance Incentive Plan (5)

10.4	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (6)

10.5	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (7)

10.6	Fluor Corporation Deferred Director’s Fees Program, as amended and restated effective January 1, 2002 (8)

10.7	Directors’ Life Insurance Summary(1)

10.8	Fluor Executives’ Supplemental Benefit Plan (1)

10.9	Fluor Corporation Retirement Plan for Outside Directors (1)

10.10	Executive Severance Plan (10)

10.11	2001 Key Employee Performance Incentive Plan (7)

10.12	2001 Fluor Stock Appreciation Rights Plan (7)

10.13	Fluor Corporation 2003 Executive Performance Incentive Plan (8)

10.14	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (11)

10.15	Code of Ethics and Business Conduct, as amended and restated (9)

10.16	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (9)

10.17	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (10)

10.18	Special Retention Agreement, dated March 27, 2006, between Fluor Corporation and John Hopkins *

31.1	Certification of Chief Executive Officer of Fluor Corporation *

31.2	Certification of Chief Financial Officer of Fluor Corporation *

Exhibit	Description
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

*	New exhibit filed with this report.

(1)	Filed as the same numbered exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K filed on December 29, 2000 and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s report on Form 10-K filed March 31, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on August 9, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.