Form 10-Q
period 2006-06-30
FLUOR CORP
filed 2006-08-07
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-16129
FLUOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0927079

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Common Stock, $0.01 par value — 87,587,365 shares outstanding on July 31, 2006.

FLUOR CORPORATION
FORM 10-Q
June 30, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended June 30, 2006 and 2005
UNAUDITED

(in thousands, except per share amounts)	2006	2005

REVENUES	$3,456,430	$2,919,942

COSTS AND EXPENSES
Cost of revenues	3,294,870	2,888,095
Corporate administrative and general expense	54,302	27,652
Interest expense	6,253	4,273
Interest income	(5,532)	(5,655)

Total Costs and Expenses	3,349,893	2,914,365

EARNINGS BEFORE TAXES	106,537	5,577
INCOME TAX EXPENSE	39,985	22,009

NET EARNINGS (LOSS)	$66,552	$(16,432)

EARNINGS (LOSS) PER SHARE
BASIC	$0.77	$(0.19)

DILUTED	$0.74	$(0.19)

SHARES USED TO CALCULATE EARNINGS (LOSS) PER SHARE
BASIC	86,263	84,994

DILUTED	89,621	84,994

DIVIDENDS DECLARED PER SHARE	$0.20	$0.16

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Six Months Ended June 30, 2006 and 2005
UNAUDITED

(in thousands, except per share amounts)	2006	2005

REVENUES	$7,081,306	$5,779,709

COSTS AND EXPENSES
Cost of revenues	6,735,369	5,629,294
Corporate administrative and general expense	96,073	65,761
Interest expense	11,081	9,092
Interest income	(10,545)	(10,604)

Total Costs and Expenses	6,831,978	5,693,543

EARNINGS BEFORE TAXES	249,328	86,166
INCOME TAX EXPENSE	93,922	55,205

NET EARNINGS	$155,406	$30,961

EARNINGS PER SHARE
BASIC	$1.81	$0.37

DILUTED	$1.74	$0.36

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	86,088	84,346

DILUTED	89,266	85,573

DIVIDENDS DECLARED PER SHARE	$0.40	$0.32

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006 and December 31, 2005
UNAUDITED

	June 30,	December 31,
(in thousands, except share amounts)	2006	2005 *

ASSETS

Current assets
Cash and cash equivalents	$584,834	$789,016
Accounts and notes receivable	1,007,027	850,203
Contract work in progress	1,204,591	1,110,650
Deferred taxes	158,015	151,215
Other current assets	326,173	207,138

Total current assets	3,280,640	3,108,222
Property, plant and equipment (net of accumulated depreciation of $498,835 and $466,055, respectively)	618,980	581,538
Investments and goodwill	213,203	193,021
Deferred taxes	118,779	75,797
Pension assets	237,352	238,494
Other	343,651	377,373

	$4,812,605	$4,574,445

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$897,042	$1,003,886
Commercial paper	99,969	—
Convertible Senior Notes	330,000	330,000
Advance billings on contracts	472,929	475,498
Accrued salaries, wages and benefits	345,648	344,315
Other accrued liabilities	238,655	185,636

Total current liabilities	2,384,243	2,339,335

Long-term debt due after one year	35,728	34,465
Non-recourse project finance debt	94,214	57,558
Noncurrent liabilities	508,233	512,529

Contingencies and commitments

Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 150,000,000 shares ($0.01 par value); issued and outstanding — 87,585,455 and 87,088,202 shares, respectively	876	871
Additional capital	619,213	629,901
Unamortized executive stock plan expense	—	(39,777)
Accumulated other comprehensive income	19,229	9,103
Retained earnings	1,150,869	1,030,460

Total shareholders’ equity	1,790,187	1,630,558

	$4,812,605	$4,574,445

*	Amounts at December 31, 2005 have been derived from audited financial statements.
See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
UNAUDITED

(in thousand)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$155,406	$30,961
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	56,117	48,672
Amortization of intangibles	1,010	1,077
Restricted stock and stock option amortization	17,261	9,490
Minority interest	(10,202)	17,329
Deferred compensation trust assets	(5,536)	(2,027)
Deferred compensation obligation	5,429	1,510
Taxes paid on vested restricted stock	(13,187)	(8,183)
Deferred taxes	(43,928)	(9,445)
Stock option tax benefit	—	9,237
Retirement plan accrual, net of contributions	5,897	13,096
Unbilled fees receivable	(7,846)	(26,468)
Changes in operating assets and liabilities	(382,020)	113,050
Gain on sale of real estate	—	(4,248)
Equity in earnings of investees	(8,355)	(6,100)
Currency translation	(5,722)	(9,025)
Other items	(8,212)	(2,086)

Cash provided (utilized) by operating activities	(243,888)	176,840

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(110,773)	(86,213)
Investments, net	—	(13,604)
Proceeds from sale of real estate	—	16,609
Proceeds from disposal of property, plant and equipment	16,227	11,086
Other items	(1,646)	(1,611)

Cash utilized by investing activities	(96,192)	(73,733)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in short-term borrowings	99,969	(30,030)
Net proceeds from issuance of common stock	—	41,820
Proceeds from issuance of non-recourse project financing	32,361	—
Stock options exercised	14,454	34,631
Stock option tax benefit	10,858	—
Cash dividends paid	(17,848)	(27,589)
Other items	(288)	(740)

Cash provided by financing activities	139,506	18,092

Effect of exchange rate changes on cash	(3,608)	(36,731)

Increase (decrease) in cash and cash equivalents	(204,182)	84,468
Cash and cash equivalents at beginning of period	789,016	604,517

Cash and cash equivalents at end of period	$584,834	$688,985

See Accompanying Notes

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)	The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2005 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals, including certain contract loss provisions, and a loss resulting from an unfavorable jury award during the quarter and six months ended June 30, 2005) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at June 30, 2006 and its consolidated results of operations for the three and six months ended June 30, 2006 and 2005 and its cash flows for the six months ended June 30, 2006 and 2005.

Certain 2005 amounts have been reclassified to conform with the 2006 presentation.

(2)	The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2006	2005	2006	2005

Net earnings (loss)	$66,552	$(16,432)	$155,406	$30,961
Foreign currency translation adjustment	11,720	(18,353)	10,126	(34,812)

Comprehensive income (loss)	$78,272	$(34,785)	$165,532	$(3,851)

(3)	The effective tax rates, based on the company’s actual operating results for the three and six months ended June 30, 2006, were 37.5 percent and 37.7 percent, respectively. Income tax expense exceeded earnings before taxes for the three months ended June 30, 2005 and the effective tax rate for the six months ended June 30, 2005 was 64.1 percent primarily due to U.S. and foreign taxes provided on foreign earnings. As the result of a $65 million charge associated with the unfavorable jury award on a project in the Cayman Islands in the second quarter of 2005 and provisions on certain international embassy contracts recognized in the first quarter of 2005, all of which represent foreign losses, the company’s ability to absorb foreign taxes incurred in high tax jurisdictions was significantly diminished. Accordingly, certain foreign earnings were subject to both U.S. and foreign taxes without an offsetting foreign tax credit.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation addresses the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) on the uncertainty in income taxes recognized in financial statements. Specifically, FIN 48 prescribes a consistent recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, as well as interim

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
period accounting and disclosure. The interpretation will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.

The company has not yet completed its assessment of the effects of applying the provisions of FIN 48.

(4)	Cash paid for interest was $8.6 million and $10.0 million for the six months ended June 30, 2006 and 2005, respectively. Income tax payments, net of receipts, were $115.3 million and $48.1 million during the six-month periods ended June 30, 2006 and 2005, respectively.

(5)	The significant increase in the trading prices of the company’s common stock during recent quarters has resulted in greater impacts of dilutive securities in earnings per share (“EPS”) computations for 2006 periods. Dilutive securities included in EPS computations are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(shares in thousands)	2006	2005	2006	2005

Employee stock options and restricted stock	732	961	707	972
Conversion equivalent of dilutive convertible debt	2,348	169	2,201	85
Warrant	278	169	270	170

Total	3,358	1,299	3,178	1,227

Because of the net loss in the second quarter of 2005, shares used to calculate diluted earnings per share for that period are the same as shares used to calculate basic earnings per share.

(6)	In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123-R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and prohibits the recording of additional capital from restricted stock until those instruments vest. With the adoption of SFAS 123-R, pro forma disclosure of the impact of share-based payments to employees is no longer an alternative.

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

The company’s executive stock plans are described, and informational disclosures provided, in the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2005. The contractual lives of 2006 awards, which have included stock options

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
and stock appreciation rights, are consistent with those of prior years. Restricted stock awards totaling 270,000 shares have been granted in 2006 at a weighted-average per share price of $84, vesting over five years.

During the three and six month periods ended June 30, 2006, the company recognized pretax compensation expense, including the impact on expense of retirement eligibility discussed below, of $1.2 million ($0.01 per diluted share after-tax) and $2.2 million ($0.02 per diluted share after-tax), respectively, associated with stock options, including amounts arising from new stock option awards to purchase 260,000 shares at a weighted-average price of $84 per share, with annual vesting of 20 percent. The $26 per share weighted-average fair value of 2006 option grants was determined using the Black-Scholes option-pricing model and assumptions of a 4.74 average life, 4.6 percent risk-free interest rate, 1 percent expected dividend yield and 30 percent historical volatility. Previously under APB 25, no compensation cost was recognized for unvested stock options where the grant price was equal to the market price on the date of grant and the vesting provisions were based only on the passage of time. Had the company recorded compensation expense using the accounting method required by SFAS 123-R, net earnings and earnings per share for the three and six month periods ended June 30, 2005 would have been reduced to the pro forma amounts as follows:

	Three Months	Six Months
	Ended	Ended
$ in thousands, except per share amounts	June 30, 2005	June 30, 2005

Net earnings (loss)
As reported	$(16,432)	$30,961
Stock-based employee compensation expense, net of tax	(335)	(1,254)

Pro forma	$(16,767)	$29,707

Basic net earnings (loss) per share
As reported	$(0.19)	$0.37

Pro forma	$(0.20)	$0.35

Diluted net earnings (loss) per share
As reported	$(0.19)	$0.36

Pro forma	$(0.20)	$0.35

The company has not historically considered retirement eligibility in determining stock-based compensation expense, including expense associated with stock options and restricted stock. The adoption of SFAS 123-R required the company to assume the first date on which an employee becomes eligible to retire in determining the amortization period for stock-based awards. For example, if the employee is eligible for retirement two years from the date of grant, the amortization period is to be no longer than two years rather than the specified service period over which awards normally vest. Retirement eligibility has been considered in the determination of periodic expense on a prospective basis for current year awards, and compensation expense associated with awards granted in prior periods have continued to be recognized using historical straight-line amortization practices based on award specific vesting periods.

The impact of using retirement eligibility in determining all stock option expense would have been to decrease the pro forma adjustments shown above by approximately 65 percent for the three and six month periods ended June 30, 2005. The impact of using retirement eligibility to determine amortization periods for all restricted stock awards would have been to increase recorded restricted stock amortization expense of $4.7 million and $9.5 million by approximately one-third during the 2005 three and six month periods, respectively. The impact of using

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
retirement eligibility to determine amortization periods for 2006 stock option and restricted stock awards was to increase pretax amortization expense by approximately $0.8 million and $2.2 million, respectively, for an aggregate after-tax impact of $0.02 per diluted share during the three months ended June 30, 2006. The corresponding impacts for the six months ended June 30, 2006 were $1.4 million and $3.8 million pretax, respectively, or $0.04 per diluted share after-tax.

The average trading price of the company’s stock during the first half of 2006 was $87 per share. During the six months ended June 30, 2006, 420,000 stock options were exercised at a weighted average exercise price of $34 per share. As of June 30, 2006, there were 715,000 stock options outstanding with a weighted average exercise price of $51 per share, of which 456,000 were exercisable with a weighted average exercise price of $31 per share. As of December 31, 2005 and June 30, 2006, there were 1,498,000 and 1,297,000 unvested shares, respectively, of restricted stock outstanding. The balances of unamortized stock option and restricted stock expense at June 30, 2006 were $4.6 million and $46.4 million, respectively.

(7)	Operations are organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides engineering, procurement and construction professional services for upstream oil and gas production, downstream refining and certain petrochemicals markets. The Industrial & Infrastructure segment provides engineering, procurement and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, microelectronics, telecommunications and transportation projects and other facilities. The Government segment provides project management, engineering, construction and contingency response services to the United States government, which represents a significant customer. The Global Services segment includes operations and maintenance, construction equipment, temporary staffing and global procurement services. The Power segment provides professional services to engineer and construct power generation facilities.

Operating information by segment is as follows for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30		June 30
External Revenue ($ in millions)	2006	2005	2006	2005

Oil & Gas	$1,301.7	$1,213.0	$2,492.9	$2,396.9
Industrial & Infrastructure	749.1	557.9	1,511.9	1,228.2
Government	816.2	647.2	1,950.0	1,208.4
Global Services	483.5	382.8	942.8	748.2
Power	105.9	119.0	183.7	198.0

Total external revenue	$3,456.4	$2,919.9	$7,081.3	$5,779.7

	Three Months Ended		Six Months Ended
	June 30		June 30
Operating Profit (Loss)($ in millions)	2006	2005	2006	2005

Oil & Gas	$76.5	$49.6	$133.2	$103.9
Industrial & Infrastructure	17.8	(63.8)	31.4	(43.0)
Government	24.7	19.5	103.2	28.6
Global Services	39.9	23.5	75.5	54.7
Power	2.6	3.1	2.6	6.2

Total operating profit	$161.5	$31.9	$345.9	$150.4

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
A reconciliation of the segment information to consolidated amounts for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2006	2005	2006	2005

Total segment operating profit	$161.5	$31.9	$345.9	$150.4
Corporate administrative and general expense	54.3	27.7	96.1	65.7
Interest (income) expense, net	0.7	(1.4)	0.5	(1.5)

Earnings before taxes	$106.5	$5.6	$249.3	$86.2

The following table summarizes non-operating (income) and expense items reported in administrative and general expense:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2006	2005	2006	2005

Sales of portfolio properties	$—	$(4.2)	$—	$(4.2)
Impairment of investment	3.6	—	3.6	—
Other items	0.8	0.5	1.8	2.3

Total	$4.4	$(3.7)	$5.4	$(1.9)

Total assets in the Oil & Gas segment increased to $654 million at June 30, 2006 from $575 million at December 31, 2005 due to additional working capital associated with the higher level of project execution activities. Total assets in the Government segment increased to $1.1 billion at June 30, 2006 from $905 million at December 31, 2005 as the principal result of work being performed in support of the Federal Emergency Management Agency for hurricane relief efforts. Government segment assets include unbilled fees totaling $137.8 million on the Fernald project at June 30, 2006, of which $124.0 million are included in other current assets and $13.8 million are included in other assets in the accompanying Condensed Consolidated Balance Sheet.
(8)	During 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due 2024, realizing net proceeds of $323 million. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion. During the fourth quarter of 2005 and the first two quarters of 2006, the trigger price was achieved for the specified number of days and the Notes have therefore been classified as short-term debt as of June 30, 2006 and December 31, 2005.

In December 2004, the company filed a “shelf” registration statement for the issuance of up to $500 million of any combination of debt securities or common stock, the proceeds from which could be used for debt retirement, the funding of working capital requirements or other corporate purposes. The company has entered into a distribution agreement for up to 2,000,000 shares of common stock. During the six months ended June 30, 2005, the company sold 758,367 shares under this distribution agreement, realizing net proceeds of $41.8 million.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
The company has a total of $1.0 billion of committed and uncommitted lines of credit to support letters of credit. At June 30, 2006, $696 million of these lines of credit were used to support outstanding letters of credit.
(9)	Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2006	2005	2006	2005

Service cost	$8,675	$9,040	$17,257	$18,167
Interest cost	10,892	10,861	21,570	21,894
Expected return on assets	(15,138)	(13,274)	(29,984)	(26,729)
Amortization of transition asset	3	3	5	6
Amortization of prior service cost	(29)	(27)	(58)	(55)
Recognized net actuarial loss	4,767	4,350	9,458	8,754

Net periodic pension expense	$9,170	$10,953	$18,248	$22,037

The company currently expects to contribute approximately $40 million to $60 million to the plans during 2006 compared with $89 million funded in 2005. During the six months ended June 30, 2006, contributions of approximately $12 million were made by the company.

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2006	2005	2006	2005

Service cost	$—	$—	$—	$—
Interest cost	385	400	770	800
Expected return on assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	280	225	560	450

Net periodic postretirement benefit cost	$665	$625	$1,330	$1,250

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.
(10)	The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. The company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Clients have made claims arising from engineering and construction contracts against the company, and the company has made claims against clients for costs incurred in excess of the current contract provisions. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $184 million and $144 million at June 30, 2006 and December 31, 2005, respectively. Amounts ultimately realized from claims could differ materially from the balances included in the financial

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
statements.The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.
As of June 30, 2006, several matters on certain completed and in-progress projects are in the dispute resolution process. The following discussion provides a background and current status of certain of these matters:

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

To date, the joint venture has submitted claims totaling approximately $120 million to the client. Costs of $59 million have been incurred by the joint venture relating to these claims as of June 30, 2006 and the company has recognized its $29.4 million proportionate share of these costs in revenue.

London Connect Project

The company is involved in arbitration proceedings in connection with its London Connect Project (“LUL”), a $500 million lump sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system. In February 2005, the company sought relief through arbitration proceedings for two issues. First, the company is seeking relief for the overall delay and disruption to the project that relates to the contract time period of 2001 through 2003. The arbitration hearing on this matter has been held and the parties are awaiting a decision from the arbitrator. A claim for delay and disruption subsequent to 2003 has been submitted to the dispute resolution process. Costs incurred of $67 million relating to delay and disruption for the entire contract period have been recognized as claims. The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment. Hearings involving LUL, the company and Motorola, a subcontractor, are completed and the parties await the arbitration decision.

Embassy Projects

The company has 11 embassy projects that are in various stages of completion under fixed-priced contracts with the United States Department of State. Several of these projects have been adversely impacted by higher costs due to scope changes, unexpected execution problems, increases in material cost and subcontractor difficulties. Claims for equitable adjustment on seven of these projects totaling approximately $80 million have been submitted to date and, as the first formal step in dispute resolution, the majority of these claims have now been certified in accordance with federal contracting requirements, with the balance expected to be certified in the near future. As of June 30, 2006, $50 million in costs relating to these claims have been incurred and recognized in revenue. Additional claim recoveries continue to be evaluated.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
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

Dearborn Industrial Project Duke/Fluor Daniel (“D/FD”)

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

In December 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. The lien action remains stayed pending completion of the arbitration of D/FD’s claims against DIG and DIG’s claims against D/FD. The arbitration proceedings are now underway.
(11)	In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. As of June 30, 2006, no material changes to financial or performance assurances to clients had occurred since the filing of the company’s December 31, 2005 annual report on Form 10-K, other than reductions in the amount of such guarantees arising from progress towards completion of contracts.
Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of June 30, 2006, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2005 annual report on Form 10-K and the carrying value of recorded guarantee obligations was not significant as of either of those dates.
The company has a joint venture arrangement that will design, build, finance and maintain an aircraft refueling facility at a United States Air Force base in Qatar for the Defense Energy Support Center, an agency of the Department of Defense. The company has a 27.5 percent interest in the joint venture company. On April 29, 2005, the joint venture entered into an agreement for project financing which includes joint and several project completion guarantees by the members of the joint venture. The maximum potential amount of future payments that could be required under the guarantee is $76.5 million, the maximum principal amount available under the financing arrangement, plus any accrued interest. The facility is presently over 75 percent complete, with completion expected before the end of 2006.
National Roads Telecommunications Services (“NRTS”) Project
During 2005 the company’s Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited (“GeneSYS”), which is consolidated in the company’s consolidated financial statements. The project was entered into with the United Kingdom Secretary of State for Transport (the “Highways Agency”) to design, build, maintain and finance a new integrated transmission network throughout England’s motorways. The project will be executed by GeneSYS, in which the company owns a 45 percent interest, and HSBC Infrastructure Fund Management Limited, which owns a 55 percent interest. GeneSYS will finance the engineering and construction (“E&C”) of upgraded telecommunications infrastructure with approximately $240 million (£140 million) of non-recourse debt (the “term loan facility”) from a consortium of lenders (the “Banks”) along with joint venture member capital contributions totaling approximately $37 million (£22 million). The equity contributions by the joint venture members have been provided through equity bridge loans from the Banks. The loans have been guaranteed or secured in proportion to each member’s equity participation. The equity bridge loans are repayable upon completion of the upgrade at which time the equity members are required to fund their contributions to the joint venture.
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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
engineering and construction of the network as well as O&M and on-demand services for the existing and upgraded facilities under a subcontract extending through 2016.

Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture. The company’s financial statements include the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks totaling $94.2 million and $57.6 million at June 30, 2006 and December 31, 2005, respectively.

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
(12)	As of June 30, 2006, the previously announced relocation of the company’s corporate headquarters from Southern California to Irving, Texas was completed. The new corporate office was officially opened on April 24, 2006 at 6700 Las Colinas Boulevard, Irving, Texas 75039. The new telephone number is 469-398-7000. The relocation was accomplished in phases as all personnel and functions moved from the former Aliso Viejo facility and other locations.

Approximately 120 employees in Southern California that did not relocate to Texas left the company. The cost of these employee displacements was accrued ratably starting in the third quarter of 2005 through the date of the employee departures. All other relocation and hiring costs are charged to expense as incurred.

For the quarter and six months ended June 30, 2006, corporate administrative expenses include $8.8 million and $11.3 million, respectively, for relocation costs, which comprise the accrual of employee displacement costs and other direct expenses. Additional relocation costs of approximately $7 million are expected to be incurred during the remainder of 2006, which will also be included in corporate administrative and general expense.

The corporate facility in Aliso Viejo was sold in September 2005. A short-term, market rate lease-back was negotiated with the buyer that terminated on June 30, 2006. The cost of the new Texas headquarters totaled $60 million and was funded from available cash resources including proceeds from the sale of the former headquarters facility.

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
Additional information concerning these and other factors can be found in our press releases as well as our periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. Risk Factors” in the company’s Form 10-K filed March 1, 2006 and Form 10-Q filed May 8, 2006. These filings are available publicly on the SEC’s website at http://www.sec.gov, on Fluor’s website at http://investor.fluor.com or upon request from Fluor’s Investor Relations Department: (469) 398-7220. The company disclaims any intent or obligation to update its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS
Net earnings in the three and six months ended June 30, 2006 were $66.6 million, or $0.74 per diluted share and $155.4 million, or $1.74 per diluted share, respectively. These results compare with a net loss of $16.4 million, or $0.19 per diluted share and net earnings of $31.0 million, or $0.36 per diluted share, respectively, for the corresponding periods of 2005. Results in the 2005 periods were adversely impacted by provisions relating to cost overruns on certain embassy projects and recognition of an unfavorable jury award on a project in the Cayman Islands.
Revenues for the three and six months ended June 30, 2006 were $3.5 billion and $7.1 billion, respectively, compared with $2.9 billion and $5.8 billion for the corresponding 2005 periods. The current year increase was primarily the result of work being performed in support of the Federal Emergency Management Agency (“FEMA”) for hurricane relief efforts. The level of FEMA activity is expected to decline for the balance of 2006, as the company’s work on hurricane relief efforts is anticipated to diminish. Additionally, the Fernald project is progressing towards completion and the Hanford project will soon be subject to re-bidding. These factors are expected to result in significantly reduced revenues and operating profit in the company’s Government segment starting in the second half of 2006.
The effective tax rates for the three and six months ended June 30, 2006 were 37.5 percent and 37.7 percent, respectively. As a result of international embassy contract provisions recorded in the first quarter of 2005, which are discussed below under Government, and the $65 million charge during the second quarter of 2005 associated with the unfavorable jury award on the Cayman Islands project, which is discussed below under Industrial & Infrastructure, both of which represent foreign losses, the company’s ability to absorb foreign taxes incurred in high tax jurisdictions was significantly diminished. As a result, because certain foreign earnings were subject to both U.S. and foreign taxes without an offsetting foreign tax credit, the tax rate was unusually high during the first half of 2005.
Consolidated new awards for the three and six months ended June 30, 2006 were $5.8 billion and $9.6 billion, respectively, compared with $3.2 billion and $6.6 billion in the corresponding 2005 periods. The Oil & Gas, Industrial & Infrastructure and Government segments have had increases in new awards during the 2006 periods, partially offset by lower new awards in the Global Services and Power segments.
Consolidated backlog at June 30, 2006 of $18.0 billion was 15 percent higher compared with backlog at June 30, 2005. Approximately 56 percent of consolidated new awards for the six months ended June 30, 2006 were for projects located outside of the United States. As of June 30, 2006, approximately 64 percent of consolidated backlog relates to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.
OIL & GAS
Revenues and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2006	2005	2006	2005

Revenues	$1,301.7	$1,213.0	$2,492.9	$2,396.9
Operating profit	76.5	49.6	133.2	103.9
Revenues have increased as a result of a higher level of project execution activities by 7 percent and 4 percent for the three and six months ended June 30, 2006 compared with the corresponding periods in 2005, while the operating profit margin has improved significantly in the current year. The improvement in the operating profit margin has resulted from a number of favorable project completions during the current year.
New awards for the three months ended June 30, 2006 were $2.6 billion, compared with $1.2 billion for the second quarter of 2005. New awards during the second quarter of 2006 included a project in Qatar in excess of $1 billion. Backlog at June 30, 2006 increased 40 percent to $8.4 billion compared with $6.0 billion at June 30, 2005.
Total assets in the Oil & Gas segment increased to $654 million at June 30, 2006 from $575 million at December 31, 2005 due to additional working capital associated with the higher level of project execution activities.
INDUSTRIAL & INFRASTRUCTURE
Revenues and operating profit (loss) for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2006	2005	2006	2005

Revenues	$749.1	$557.9	$1,511.9	$1,228.2
Operating profit (loss)	17.8	(63.8)	31.4	(43.0)
Revenues for the three and six months ended June 30, 2006 increased approximately 34 percent and 23 percent, respectively, compared with the corresponding periods in 2005. These increases resulted primarily from growth in the level of work on mining projects.
Operating profit for the three and six months ended June 30, 2006 has increased significantly compared with the same periods in 2005. Although operating profit has increased during 2006 as a result of the higher revenues, that improvement has been lessened by charges associated with disputed change orders totaling $7 million that were recorded in the second quarter of 2006. The results for the 2005 comparison periods include charges of $65 million relating to an unfavorable jury award received during the second quarter of 2005 on the Cayman Islands project discussed below and $9 million for disputed change orders on other projects. In addition, in the first quarter of 2005, claim settlements resulted in charges totaling approximately $10 million.
On June 23, 2005, Fluor Daniel Caribbean, Inc. (“FD Caribbean”), a wholly owned subsidiary of the company, received an unfavorable jury verdict awarding $28.8 million to the developer of a resort hotel project in the Caribbean. FD Caribbean was the general contractor on the project, which is located in the Cayman Islands. As a consequence, the company recorded a $65 million charge in the second quarter of 2005 to recognize the jury award, estimated attorney fees and pre-judgment interest, and reversal of previously billed accounts receivable for work performed on the project. At the time of the original jury decision, the company strongly believed the verdict was not supported by the facts or by applicable law. On September 15, 2005, the judge who tried the case granted the company’s motion for a new trial, setting aside the unfavorable verdict in its totality. On September 29, 2005, in lieu of a new trial, the parties stipulated to a judgment of no liability in favor of either side, and the action has been dismissed with prejudice. As a result, $32.9 million of the second quarter 2005 charge was reversed in the third quarter of 2005.
New awards for the three months ended June 30, 2006 were $2.3 billion compared with $348 million for the 2005 comparison period. New awards in the second quarter of 2006 were distributed broadly across all sectors of business. Backlog increased to $5.4 billion at June 30, 2006 compared with $4.5 billion at June 30, 2005. The increase includes the impact of the strong second quarter new awards.

GOVERNMENT
Revenues and operating profit for the Government segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2006	2005	2006	2005

Revenues	$816.2	$647.2	$1,950.0	$1,208.4
Operating profit	24.7	19.5	103.2	28.6
The substantial increase in revenues in the three and six months ended June 30, 2006 compared with the same periods in the prior year was primarily the result of hurricane relief activities in support of FEMA. Work performed in Iraq contributed approximately $82 million and $239 million, respectively, in revenue in the three and six months ended June 30, 2006 compared with $201 million and $338 million in the corresponding 2005 periods. During the three and six months ended June 30, 2006, the segment recognized revenues of $76 million and $205 million, respectively, on the Fernald project, compared with $97 million and $221 million during the corresponding 2005 periods. This project is expected to be completed before the end of 2006.
The $5.2 million and $74.6 million increases in operating profit for the three and six month periods ending June 30, 2006, respectively, include significant contributions from FEMA hurricane relief work. Operating profit in both 2006 and 2005 has been adversely impacted by provisions on certain embassy projects that are in various stages of completion. During the three and six months ended June 30, 2006, charges on certain embassy projects totaling $21.3 million were recognized, compared with charges totaling $6.5 million and $37.5 million during the three and six month periods ended June 30, 2005, respectively. Additionally, during the second quarter of 2006, a charge of $8 million was recorded due to higher estimated costs to complete a project in Afghanistan.
New awards of $442 million in the three months ended June 30, 2006 were approximately $93 million higher than new awards in the 2005 comparison period, principally as the result of FEMA awards.
Backlog at June 30, 2006 was $699 million compared with $1.2 billion at the end of the second quarter last year. Although 2006 new awards have increased relative to 2005, the FEMA awards have generally been performed very quickly and therefore have not significantly impacted current year backlog. Performance on the Fernald project, however, has reduced backlog during 2006, reflecting progress towards completion.
Total assets in the Government segment increased to $1.1 billion at June 30, 2006 from $905 million at December 31, 2005 as the principal result of work being performed in support of the FEMA hurricane relief efforts. The segment has recognized unbilled fees totaling $137.8 million on the Fernald project at June 30, 2006, including $7.9 million during the current year. Unbilled fees recognized include the favorable impact of accelerated completion. All unbilled fees on the Fernald project will be billed upon project completion and collection is expected in early 2007.
GLOBAL SERVICES
Revenues and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2006	2005	2006	2005

Revenues	$483.5	$382.8	$942.8	$748.2
Operating profit	39.9	23.5	75.5	54.7

Revenue increased 26 percent during the three and six months ended June 30 of 2006 compared with the same periods in 2005. The 2006 improvement has occurred across all business lines of Global Services’ operations. Operating profit and margin has improved during 2006 primarily as a result of hurricane recovery support activities.
New awards and backlog for Global Services reflect operations and maintenance activities only. The equipment, temporary staffing and global procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. New awards for the three months ended June 30, 2006 were $280 million compared with $748 million for the 2005 comparison period. This decrease was due to three large contract awards in the 2005 period. Backlog for Global Services at June 30, 2006 was $2.5 billion compared with $3.1 billion at June 30, 2005. The current year decline reflects the decrease in new awards and a change in scope on a large maintenance contract during the fourth quarter of 2005 that resulted in the removal of $400 million in materials costs from backlog during that period.
POWER
Revenues and operating profit for the Power segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2006	2005	2006	2005

Revenues	$105.9	$119.0	$183.7	$198.0
Operating profit	2.6	3.1	2.6	6.2
The decline in operating profit for the six months ended June 30, 2006 compared with 2005 resulted from a loss on one project during the first quarter of the current year and higher bid and proposal overhead in support of new contract pursuit.
New project awards in the second quarter of 2006 were $122 million compared with $564 million in the prior year comparison period. Backlog at June 30, 2006 was $1.1 billion compared with $934 million at June 30, 2005. New awards for the segment are typically large in amount, but occur on an irregular basis.
OTHER
Corporate general and administrative expense for the three and six months ended June 30, 2006 was $54.3 million and $96.1 million, respectively, compared with $27.7 million and $65.7 million in the corresponding periods of 2005. The increase of $26.6 million for the three month period consists primarily of $8.8 million associated with the relocation of the company’s headquarters, $3.4 million arising from the adoption in 2006 of a new accounting standard relating to share-based compensation discussed below, $3.3 million of higher compensation costs associated with the strong 2006 new awards and operating performance, a $3.6 million investment impairment charge during the 2006 period and a $4.2 million gain from the sale of a real estate asset during the 2005 period. The $30.4 million increase for the six month period consists primarily of $11.3 million from the relocation of the company’s headquarters, $6.0 million from adoption of the new share-base compensation accounting standard, $8.0 million from higher compensation costs associated with the strong 2006 new awards and operating performance and the 2006 investment impairment charge and 2005 real estate gain mentioned previously.
As of June 30, 2006, the previously announced relocation of the company’s corporate headquarters from Southern California to Irving, Texas was completed. The new corporate office was officially opened on

April 24, 2006 at 6700 Las Colinas Boulevard, Irving, Texas 75039. The new telephone number is 469-398-7000. The relocation was accomplished in phases as all personnel and functions moved from the former Aliso Viejo facility and other locations.
Approximately 120 employees in Southern California that did not relocate to Texas left the company. The cost of these employee displacements was accrued ratably starting in the third quarter of 2005 through the date of the employee departures. All other relocation and hiring costs are charged to expense as incurred.
For the quarter and six months ended June 30, 2006, corporate administrative expenses include $8.8 million and $11.3 million, respectively, for relocation costs, which comprise the accrual of employee displacement costs and other direct expenses. Additional relocation costs of approximately $7 million are expected to be incurred during the remainder of 2006, which will also be included in corporate administrative and general expense.
The corporate facility in Aliso Viejo was sold in September 2005. A short-term, market rate lease-back was negotiated with the buyer that terminated on June 30, 2006. The cost of the new Texas headquarters totaled $60 million and was funded from available cash resources including proceeds from the sale of the former headquarters facility.
Net interest expense of $0.7 million and $0.5 million during the three and six month periods ended June 30, 2006 compares with net interest income of $1.4 million and $1.5 million during the corresponding periods of 2005. This shift is the combined result of higher outstanding commercial paper balances that have been required to support project execution activities, an increase in the interest rates on commercial paper borrowings and the consolidation of non-recourse project finance debt during the 2006 periods.
The effective tax rates, based on the company’s actual operating results for the three and six months ended June 30, 2006, were 37.5 percent and 37.7 percent, respectively. The relationships of income tax expense to earnings before taxes were adversely impacted during the 2005 comparison periods by the $65 million jury award discussed under Industrial & Infrastructure above and the international embassy contract provisions discussed under Government above. Such foreign losses reduced the company’s ability to absorb excess foreign taxes incurred in high tax jurisdictions.
ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123-R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and prohibits the recording of additional capital from restricted stock until those instruments vest. Upon adoption of SFAS 123-R, pro forma disclosure of the impact of share-based payments to employees is no longer an alternative.
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

During the three and six month periods ended June 30, 2006, the company recognized pretax compensation expense, including the impact on expense of retirement eligibility discussed below, of $1.2 million ($0.01 per diluted share after-tax) and $2.2 million ($0.02 per diluted share after-tax), respectively, associated with stock options, including amounts arising from new stock option awards. The per share fair value of such options was determined using the Black-Scholes option-pricing model. Previously under APB 25, no compensation cost was recognized for unvested stock options where the grant price was equal to the market price on the date of grant and the vesting provisions were based only on the passage of time. Had SFAS 123-R been adopted in prior periods, the impact would be as presented in the disclosure of pro forma earnings and earnings per share in Note 6 in the accompanying Condensed Consolidated Financial Statements.
The company has not historically considered retirement eligibility in determining stock-based compensation expense, including expense associated with stock options and restricted stock. The adoption of SFAS 123-R required the company to assume the first date on which an employee becomes eligible to retire in determining the amortization period for stock-based awards. For example, if the employee is eligible for retirement two years from the date of grant, the amortization period will be no longer than two years rather than the specified service period over which awards normally vest. Retirement eligibility has been considered in the determination of periodic expense on a prospective basis for current year awards, and compensation expense associated with awards granted in prior periods have continued to be recognized using historical straight-line amortization practices based on award specific vesting periods.
The impact of using retirement eligibility in determining all stock option expense would have been to decrease the pro forma adjustments by approximately 65 percent for the three and six month periods ended June 30, 2005. The impact of using retirement eligibility to determine amortization periods for all restricted stock awards would have been to increase recorded restricted stock amortization expense of $4.7 million and $9.5 million by approximately one-third during the 2005 three and six month periods, respectively. The impact of using retirement eligibility to determine amortization periods for 2006 stock option and restricted stock awards was to increase pretax amortization expense by approximately $0.8 million and $2.2 million, respectively, for an aggregate after-tax impact of $0.02 per diluted share during the three months ended June 30, 2006. The corresponding impact for the six months ended June 20, 2006 was $1.4 million and $3.8 million pretax, respectively, or $0.04 per diluted share after-tax.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation addresses the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) on the uncertainty in income taxes recognized in financial statements. Specifically, FIN 48 prescribes a consistent recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, as well as interim period accounting and disclosure. The interpretation will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.
The company has not yet completed its assessment of the effects of applying the provisions of FIN 48.
MATTERS IN DISPUTE RESOLUTION
As of June 30, 2006, the following matters relating to completed and in progress projects are in the dispute resolution process:
Infrastructure Joint Venture Project
London Connect Project
Embassy Projects
Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

Dearborn Industrial Project
Duke/Fluor Daniel (“D/FD”)
Discussion of the status of the projects identified above is included in Footnote 10 to the Condensed Consolidated Financial Statements.
FINANCIAL POSITION AND LIQUIDITY
In the six months ended June 30, 2006, cash used by operating activities of $244 million resulted from substantial working capital requirements to support the FEMA hurricane efforts and expansion of project execution activities, partially offset by earnings sources.
Cash utilized by investing activities was $96.2 million in the first half of 2006 compared with $73.7 million in the 2005 comparison period. Capital expenditures, primarily for construction of the new headquarters facility and ongoing renewal and replacement in the construction equipment operations, were $110.8 million in the six months ended June 30, 2006 compared with $86.2 million in the corresponding period of 2005.
Cash provided by financing activities in the first six months of 2005 included the issuance of 758,367 shares of common stock, resulting in net proceeds of $41.8 million. Also impacting cash flows in the first six months of both 2006 and 2005 was $14.5 million and $34.6 million, respectively, in cash received from the exercise of stock options. Declared dividends are typically paid during the month following the quarter in which they are declared. However, for the dividend paid to shareholders as of January 3, 2006, payment by the company to the disbursing agent occurred in the month of December 2005, resulting in no cash payment by the company in the first quarter of 2006. Cash utilized for the payment of dividends in the six months ended June 30, 2005 was $28 million ($0.32 per share). During the first quarter of 2006, the company’s Board of Directors authorized an increase in the quarterly dividend to $0.20 per share and the second quarter dividend, totaling $18 million, was also paid at this rate. The company’s total debt to total capitalization (“debt-to-capital”) ratio at June 30, 2006 is 23.8 percent compared with 20.6 percent at December 31, 2005.
Liquidity is provided by cash generated from operations, advance billings on contracts in progress and access to financial markets. As customer advances are reduced through use in project execution and if not replaced by advances on new projects, the company’s cash position would be reduced. The requirements for operating liquidity resulted in the need for short-term commercial paper borrowings of $100 million during the first six months of 2006. For the next 12 months, cash generated from operations supplemented by borrowings under credit facilities and the issuance of debt or equity securities are expected to be sufficient to fund operations.
During 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due 2024, realizing net proceeds of $323 million. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion. During the fourth quarter of 2005 and the first two quarters of 2006, the trigger price was achieved for the specified number of days and the Notes have therefore been classified as short-term debt as of June 30, 2006 and December 31, 2005. The company does not know the amount, if any, of the Notes that will be presented for conversion, and will use available cash balances to satisfy any required repayments.
Off-Balance Sheet Arrangements
The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $1.0 billion in committed and uncommitted lines of credit to support letters of credit. As of June 30, 2006, $696 million of these lines of credit were used to support outstanding letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.
In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution. As of June 30, 2006, no material changes to financial or performance assurances to clients have occurred since the filing of the company’s December 31, 2005 annual report on Form 10-K, other than reductions in the amount of such guarantees arising from progress towards completion of contracts.
Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of June 30, 2006, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2005 annual report on Form 10-K and the carrying value of recorded guarantee obligations was not significant as of either of those dates.
The company has a joint venture arrangement that will design, build, finance and maintain an aircraft refueling facility at a United States Air Force base in Qatar for the Defense Energy Support Center, an agency of the Department of Defense. The company has a 27.5 percent interest in the joint venture company. On April 29, 2005, the joint venture entered into an agreement for project financing which includes a joint and several project completion guarantee by the members of the joint venture. The maximum potential amount of future payments that could be required under the guarantee is $76.5 million, the maximum principal amount available under the financing arrangement, plus any accrued interest. The facility is presently over 75 percent complete, with completion expected before the end of 2006.
National Roads Telecommunications Services (“NRTS”) Project
During 2005 the company’s Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited (“GeneSYS”), which is consolidated in the company’s consolidated financial statements. The project was entered into with the United Kingdom Secretary of State for Transport (the “Highways Agency”) to design, build, maintain and finance a new integrated transmission network throughout England’s motorways. The project will be executed by GeneSYS, in which the company owns a 45 percent interest, and HSBC Infrastructure Fund Management Limited, which owns a 55 percent interest. GeneSYS will finance the engineering and construction (“E&C”) of upgraded telecommunications infrastructure with approximately $240 million (£140 million) of non-recourse debt (the “term loan facility”) from a consortium of lenders (the “Banks”) along with joint venture member capital contributions totaling approximately $37 million (£22 million). The equity contributions by the joint venture members have been provided through equity bridge loans from the Banks. The loans have been guaranteed or secured in proportion to each member’s equity participation. The equity bridge loans are repayable upon completion of the upgrade at which time the equity members are required to fund their contributions to the joint venture.
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
Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture. The company’s financial statements include the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks totaling $94.2 million and $57.6 million at June 30, 2006 and December 31, 2005, respectively.
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
Financial Instruments
The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At June 30, 2006, the company had forward foreign exchange contracts of less than 20 months duration to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts at June 30, 2006 was $276 million.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes on this matter in the first six months of 2006. Accordingly, the disclosures provided in the annual report on Form 10-K for the year ended December 31, 2005 remain current.
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

To maintain a cost-effective controls structure, management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can only provide reasonable assurance that our management’s control objectives are met. In addition, the design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals.
Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the six months ended on the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The new corporate office in Irving, Texas was officially opened on April 24, 2006. In connection with the relocation a number of new employees were hired and certain functions were outsourced. The transition was successfully completed during the second quarter and the company believes that there is no significant risk to the reliability of financial reporting. See Item 1A. “Risk Factors — Our continued success requires us to hire and retain qualified personnel” in the annual report on Form 10-K for the year ended December 31, 2005.

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
Three and Six Months Ended June 30, 2006 and 2005
UNAUDITED

	Three Months Ended
	June 30
(in millions)	2006	2005

Backlog — beginning of period	$15,377.8	$15,416.0
New awards	5,755.6	3,230.2
Adjustments and cancellations, net	247.3	(122.3)
Work performed	(3,350.5)	(2,857.5)

Backlog — end of period	$18,030.2	$15,666.4

	Six Months Ended
	June 30
(in millions)	2006	2005

Backlog — beginning of period	$14,926.6	$14,765.8
New awards	9,581.4	6,581.0
Adjustments and cancellations, net	413.6	(16.5)
Work performed	(6,891.4)	(5,663.9)

Backlog — end of period	$18,030.2	$15,666.4

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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarter ended March 31, 2006, under Item 1A. “Risk Factors.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about purchases by the company during the quarter ended June 30, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities
(in thousands, except per share data)

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased(1)	Share	Programs	Program (2)

April 1, 2006 — April 30, 2006	—	—	N/A	4,141

May 1, 2006 — May 31, 2006	—	—	N/A	4,141

June 1, 2006 — June 30, 2006	4	$90.68	N/A	4,141

Total	4	$90.68

(1)	Shares cancelled as payment for statutory withholding taxes, in thousands, upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)	On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. That authorization is ongoing and does not have an expiration date.

Item 5. Other Information
On August 2, 2006, the Organization and Compensation Committee (the “Committee”) of the Board of Directors of Fluor Corporation unanimously approved amendments to the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors. The amendments allow non-employee directors, upon approval by the Committee, to transfer shares of restricted stock to members of the director’s immediate family, to trusts for the benefit of the director or members of the director’s immediate family, or to a partnership or other entity whose only owners are the director and/or members of the director’s immediate family. The Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated on August 2, 2006, is attached hereto as Exhibit 10.4 and incorporated herein by reference.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (11)

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Fluor Corporation 2000 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (10)

10.4	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated on August 2, 2006 *

10.5	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (5)

10.6	Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002 (6)

10.7	Directors’ Life Insurance Summary (1)

10.8	Fluor Executives’ Supplemental Benefit Plan (1)

10.9	Fluor Corporation Retirement Plan for Outside Directors (1)

10.10	Executive Severance Plan (7)

10.11	2001 Key Employee Performance Incentive Plan, as amended and restated as of March 30, 2005 (10)

10.12	2001 Fluor Stock Appreciation Rights Plan (5)

10.13	Fluor Corporation 2003 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (10)

10.14	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (9)

10.15	Code of Ethics and Business Conduct, as amended and restated (7)

10.16	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (7)

10.17	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (8)

10.18	Special Retention Agreement, dated March 27, 2006, between Fluor Corporation and John Hopkins (11)

31.1	Certification of Chief Executive Officer of Fluor Corporation *

31.2	Certification of Chief Financial Officer of Fluor Corporation *

Exhibit	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

*	New exhibit filed with this report.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on August 9, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on May 5, 2005 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on May 8, 2006 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date: August 7, 2006	/s/ D. Michael Steuert

D. Michael Steuert Senior Vice President and Chief Financial Officer

Date: August 7, 2006	/s/ V.L. Prechtl

V. L. Prechtl Vice President and Controller

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (11)

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Fluor Corporation 2000 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (10)

10.4	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated on August 2, 2006 *

10.5	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (5)

10.6	Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002 (6)

10.7	Directors’ Life Insurance Summary (1)

10.8	Fluor Executives’ Supplemental Benefit Plan (1)

10.9	Fluor Corporation Retirement Plan for Outside Directors (1)

10.10	Executive Severance Plan (7)

10.11	2001 Key Employee Performance Incentive Plan, as amended and restated as of March 30, 2005 (10)

10.12	2001 Fluor Stock Appreciation Rights Plan (5)

10.13	Fluor Corporation 2003 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (10)

10.14	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (9)

10.15	Code of Ethics and Business Conduct, as amended and restated (7)

10.16	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (7)

10.17	Credit Agreement dated as of July 28, 2004 among Fluor Corporation, the lenders party thereto from time to time, BNP Paribas, as Administrative Agent and an Issuing Lender, and Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents (8)

10.18	Special Retention Agreement, dated March 27, 2006, between Fluor Corporation and John Hopkins (11)

31.1	Certification of Chief Executive Officer of Fluor Corporation *

31.2	Certification of Chief Financial Officer of Fluor Corporation *

Exhibit	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

*	New exhibit filed with this report.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 10-K filed March 31, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on August 9, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on May 5, 2005 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on May 8, 2006 and incorporated herein by reference.