Form 10-Q
period 2006-09-30
FLUOR CORP
filed 2006-11-06
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Common Stock, $0.01 par value – 88,043,968 shares outstanding on October 31, 2006.

FLUOR CORPORATION
FORM 10-Q
September 30, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Three Months Ended September 30, 2006 and 2005
UNAUDITED

(in thousands, except per share amounts)	2006	2005

REVENUES	$3,364,036	$3,418,525

COSTS AND EXPENSES
Cost of revenues	3,317,401	3,237,647
Corporate administrative and general expense	32,647	25,112
Interest expense	6,429	3,853
Interest income	(6,292)	(5,551)

Total Costs and Expenses	3,350,185	3,261,061

EARNINGS BEFORE TAXES	13,851	157,464
INCOME TAX EXPENSE (CREDIT)	(13,487)	26,275

NET EARNINGS	$27,338	$131,189

EARNINGS PER SHARE
BASIC	$0.32	$1.54

DILUTED	$0.31	$1.51

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	86,363	85,158

DILUTED	88,933	87,140

DIVIDENDS DECLARED PER SHARE	$0.20	$0.16

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Nine Months Ended September 30, 2006 and 2005
UNAUDITED

(in thousands, except per share amounts)	2006	2005

REVENUES	$10,445,342	$9,198,234

COSTS AND EXPENSES
Cost of revenues	10,052,770	8,866,941
Corporate administrative and general expense	128,720	90,873
Interest expense	17,510	12,945
Interest income	(16,837)	(16,155)

Total Costs and Expenses	10,182,163	8,954,604

EARNINGS BEFORE TAXES	263,179	243,630
INCOME TAX EXPENSE	80,435	81,480

NET EARNINGS	$182,744	$162,150

EARNINGS PER SHARE
BASIC	$2.12	$1.92

DILUTED	$2.05	$1.88

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	86,179	84,617

DILUTED	89,153	86,095

DIVIDENDS DECLARED PER SHARE	$0.60	$0.48

See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006 and December 31, 2005
UNAUDITED

	September 30,	December 31,
(in thousands, except share amounts)	2006	2005 *

ASSETS

Current assets
Cash and cash equivalents	$895,047	$789,016
Accounts and notes receivable	750,538	850,203
Contract work in progress	1,061,680	1,110,650
Deferred taxes	243,209	151,215
Other current assets	345,477	207,138

Total current assets	3,295,951	3,108,222

Property, plant and equipment (net of accumulated depreciation of $518,165 and $466,055, respectively)	654,129	581,538
Investments and goodwill	218,125	193,021
Deferred taxes	97,384	75,797
Pension assets	230,636	238,494
Other	386,582	377,373

	$4,882,807	$4,574,445

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$802,339	$1,003,886
Equity bridge loan	18,295	—
Non-recourse project finance debt	22,361	—
Convertible Senior Notes	329,999	330,000
Advance billings on contracts	483,744	475,498
Accrued salaries, wages and benefits	379,318	344,315
Other accrued liabilities	362,970	185,636

Total current liabilities	2,399,026	2,339,335

Long-term debt due after one year	17,681	34,465
Non-recourse project finance debt	116,377	57,558
Noncurrent liabilities	523,228	512,529

Contingencies and commitments

Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common – authorized 150,000,000 shares ($0.01 par value); issued and outstanding – 88,042,664 and 87,088,202 shares, respectively	880	871
Additional capital	645,194	629,901
Unamortized executive stock plan expense	—	(39,777)
Accumulated other comprehensive income	19,733	9,103
Retained earnings	1,160,688	1,030,460

Total shareholders’ equity	1,826,495	1,630,558

	$4,882,807	$4,574,445

*	Amounts at December 31, 2005 have been derived from audited financial statements.
See Accompanying Notes

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
UNAUDITED

(in thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$182,744	$162,150
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	86,132	74,695
Amortization of intangibles	1,515	1,615
Restricted stock and stock option amortization	25,932	13,829
Minority interest	(11,734)	(1,145)
Deferred compensation trust assets	(11,025)	(10,589)
Deferred compensation obligation	15,123	8,587
Taxes paid on vested restricted stock	(14,393)	(9,184)
Deferred taxes	(119,739)	896
Stock option tax benefit	—	11,047
Retirement plan accrual, net of contributions	16,311	(12,450)
Unbilled fees receivable	—	(32,594)
Changes in operating assets and liabilities	26,762	462,045
Gain on sale of real estate	—	(14,618)
Equity in earnings of investees	(10,474)	(13,655)
Insurance proceeds	9,345	5,715
Currency translation	13,783	9,056
Other items	(24,227)	4,115

Cash provided by operating activities	186,055	659,515

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(187,556)	(145,277)
Investments, net	(314)	(13,604)
Proceeds from sale of real estate	—	45,049
Proceeds from disposal of property, plant and equipment	28,285	17,020
Other items	(1,852)	(1,955)

Cash utilized by investing activities	(161,437)	(98,767)

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in short-term borrowings	—	(129,940)
Net proceeds from issuance of common stock	—	41,820
Proceeds from issuance of non-recourse project financing	76,050	—
Stock options and warrants exercised	31,726	40,198
Stock option tax benefit	12,260	—
Cash dividends paid	(35,254)	(41,477)
Other items	(447)	(1,293)

Cash provided (utilized) by financing activities	84,335	(90,692)

Effect of exchange rate changes on cash	(2,922)	(27,261)

Increase in cash and cash equivalents	106,031	442,795

Cash and cash equivalents at beginning of period	789,016	604,517

Cash and cash equivalents at end of period	$895,047	$1,047,312

See Accompanying Notes

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)	The Condensed Consolidated Financial Statements as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005 do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2005 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals, including certain contract loss provisions) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at September 30, 2006 and its consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 and its cash flows for the nine months ended September 30, 2006 and 2005.

Certain 2005 amounts have been reclassified to conform with the 2006 presentation.

(2)	The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2006	2005	2006	2005

Net earnings	$27,338	$131,189	$182,744	$162,150
Foreign currency translation adjustment	504	16,474	10,630	(18,338)

Comprehensive income	$27,842	$147,663	$193,374	$143,812

(3)	Due to the utilization of net operating loss and capital loss carryforwards and an increase in the extraterritorial income exclusion and the domestic production activities deduction, a tax credit of $13.5 million was recorded for the third quarter of 2006. These factors reduced the effective tax rate, based on the company’s actual operating results for the nine months ended September 30, 2006, to 30.6 percent. The effective tax rates were 16.7 percent and 33.4 percent, respectively, for the three and nine month periods ended September 30, 2005. The set-aside of a jury verdict and no-liability resolution of a Cayman Islands hotel project, along with the settlement of the Hamaca Crude Upgrader project claims during the third quarter of 2005 substantially reversed the foreign losses recorded in prior quarters of 2005 and restored the company’s ability to absorb foreign taxes incurred in high tax jurisdictions. These, coupled with the tax benefit attributable to the foreign repatriation provision enacted under the American Jobs Creation Act of 2004 gave rise to the low effective tax rate in the third quarter of 2005.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
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

The company has not yet completed its assessment of the effects of applying the provisions of FIN 48.

(4)	Cash paid for interest was $13.5 million and $14.3 million for the nine months ended September 30, 2006 and 2005, respectively. Income tax payments, net of receipts, were $129.5 million and $70.7 million during the nine-month periods ended September 30, 2006 and 2005, respectively.

(5)	The significant increase in the trading prices of the company’s common stock over the past year has resulted in greater impacts of dilutive securities in earnings per share (“EPS”) computations for 2006 periods. Dilutive securities included in EPS computations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(shares in thousands)	2006	2005	2006	2005

Employee stock options and restricted stock	733	1,023	715	989
Conversion equivalent of dilutive convertible debt	1,607	773	2,003	314
Warrant	230	186	256	175

Total	2,570	1,982	2,974	1,478

(6)	In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123-R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and prohibits the recording of additional capital from restricted stock until those instruments vest. With the adoption of SFAS 123-R, pro forma disclosure of the impact of share-based payments to employees is no longer an alternative.

The provisions of SFAS 123-R generally apply to awards granted after the required effective date of the statement, which was January 1, 2006 for the company. The company has elected the modified prospective method of application and, accordingly, has not restated previously reported financial condition, operating results or the presentation of cash flows. The elimination of additional capital associated with unvested restricted shares resulted in an offsetting reversal of unamortized executive stock plan expense upon implementation of SFAS 123-R. Additionally, the presentation of cash flows for 2006 has been modified to reflect the benefits of tax deductions for stock compensation in excess of recognized compensation cost as financing cash flows, as now required.

The company’s director and executive stock plans are described, and informational disclosures provided, in the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2005. The contractual lives of 2006 awards, which have included

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
stock options and stock appreciation rights, are consistent with those of prior years. Restricted stock awards totaling 271,000 shares have been granted in 2006 at a weighted-average per share price of $84, vesting over five years.
During the three and nine month periods ended September 30, 2006, the company recognized pretax compensation expense, including the impact on expense of retirement eligibility discussed below, of $1.2 million ($0.01 per diluted share after-tax) and $3.4 million ($0.02 per diluted share after-tax), respectively, associated with stock options. Current year expense includes amounts arising from stock option awards during the first quarter of 2006 to purchase 260,000 shares at a weighted-average price of $84 per share, with annual vesting of 20 percent. The $26 per share weighted-average fair value of 2006 option grants was determined using the Black-Scholes option-pricing model and assumptions of a 4.74 year average life, 4.6 percent risk-free interest rate, 1 percent expected dividend yield and 30 percent historical volatility. Previously under APB 25, no compensation cost was recognized for unvested stock options where the grant price was equal to the market price on the date of grant and the vesting provisions were based only on the passage of time. Had the company recorded compensation expense using the accounting method required by SFAS 123-R, net earnings and earnings per share for the three and nine month periods ended September 30, 2005 would have been reduced to the pro forma amounts as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
$ in thousands, except per share amounts	2005	2005

Net earnings
As reported	$131,189	$162,150
Stock-based employee compensation expense, net of tax	(334)	(1,588)

Pro forma	$130,855	$160,562

Basic net earnings per share
As reported	$1.54	$1.92

Pro forma	$1.54	$1.90

Diluted net earnings per share
As reported	$1.51	$1.88

Pro forma	$1.51	$1.86

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
The impact of using retirement eligibility in determining all stock option expense would have been to decrease the pro forma adjustments shown above by approximately 65 percent for the three and nine month periods ended September 30, 2005. The impact of using retirement eligibility to determine amortization periods for all restricted stock awards would have been to increase

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
recorded restricted stock amortization expense of $4.3 million and $13.8 million by approximately one-third during the 2005 three and nine month periods, respectively. The impact of using retirement eligibility to determine amortization periods for 2006 stock option and restricted stock awards was to increase pretax amortization expense by approximately $0.8 million and $2.4 million, respectively, for an aggregate after-tax impact of $0.02 per diluted share during the three months ended September 30, 2006. The corresponding impacts for the nine months ended September 30, 2006 were pretax increases of $2.1 million for stock options and $6.2 million for restricted stock that had a total impact of $0.06 per diluted share after-tax.

The average trading price of the company’s stock during the first nine months of 2006 was $86 per share. During the nine months ended September 30, 2006, 439,000 stock options were exercised at a weighted average exercise price of $34 per share. As of September 30, 2006, there were 692,000 stock options outstanding with a weighted average exercise price of $51 per share, of which 436,000 were exercisable with a weighted average exercise price of $31 per share. As of September 30, 2006 and December 31, 2005, there were 1,237,000 and 1,498,000 unvested shares, respectively, of restricted stock outstanding. The balances of unamortized stock option and restricted stock expense at September 30, 2006 were $3.4 million and $38.5 million, respectively.

(7)	Operations are organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides engineering, procurement and construction professional services for upstream oil and gas production, downstream refining and certain petrochemicals markets. The Industrial & Infrastructure segment provides engineering, procurement and construction professional services for manufacturing and life sciences facilities, commercial and institutional buildings, mining, microelectronics, telecommunications and transportation projects and other facilities. The Government segment provides project management, engineering, construction and contingency response services to the United States government, which represents a significant customer. The Global Services segment includes operations and maintenance, construction equipment, temporary staffing and global procurement services. The Power segment provides professional services to engineer and construct power generation facilities.

Operating information by segment is as follows for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
External Revenue	September 30		September 30
($ in millions)	2006	2005	2006	2005

Oil & Gas	$1,382.5	$1,447.5	$3,875.4	$3,844.4
Industrial & Infrastructure	800.3	857.3	2,312.3	2,085.5
Government	550.3	651.3	2,500.2	1,859.6
Global Services	484.4	367.8	1,427.2	1,116.0
Power	146.5	94.6	330.2	292.7

Total external revenue	$3,364.0	$3,418.5	$10,445.3	$9,198.2

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED

	Three Months Ended		Nine Months Ended
Operating Profit (Loss)	September 30		September 30
($ in millions)	2006	2005	2006	2005

Oil & Gas	$86.8	$84.1	$220.0	$188.0
Industrial & Infrastructure	21.5	43.5	52.9	0.5
Government	(95.2)	20.9	8.0	49.5
Global Services	31.5	26.5	107.0	81.3
Power	2.0	5.9	4.7	12.0

Total operating profit	$46.6	$180.9	$392.6	$331.3

A reconciliation of the segment information to consolidated amounts for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Total segment operating profit	$46.6	$180.9	$392.6	$331.3
Corporate administrative and general expense	32.6	25.1	128.7	90.9
Interest (income) expense, net	0.1	(1.7)	0.7	(3.2)

Earnings before taxes	$13.9	$157.5	$263.2	$243.6

The following table summarizes non-operating (income) and expense items reported in administrative and general expense:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Sales of portfolio properties	$—	$(10.4)	$—	$(14.6)
Impairment of investment	—	2.0	3.6	2.0
Other items	(0.5)	0.2	1.3	2.4

Total	$(0.5)	$(8.2)	$4.9	$(10.2)

Total assets in the Oil & Gas segment increased to $650 million at September 30, 2006 from $575 million at December 31, 2005 due to additional working capital associated with the higher level of project execution activities. Total assets in the Industrial & Infrastructure segment increased to $545 million at September 30, 2006 from $490 million at December 31, 2005 as the principal result of costs incurred in connection with the National Roads Telecommunications Services project discussed in Note 11 below. Total assets in the Global Services segment increased to $725 million at September 30, 2006 from $640 million at December 31, 2005 as the principal result of investments in equipment and inventories to support the 2006 revenue growth. Total assets in the Government segment decreased to $698 million at September 30, 2006 from $905 million at December 31, 2005 as the principal result of cash collections from and reduced activity levels in Federal Emergency Management Agency and Iraq reconstruction projects. Government segment assets include unbilled fees totaling $130.0 million on the Fernald project at September 30, 2006, of which $112.6 million are included in other current assets and $17.4 million are included in other assets in the accompanying Condensed Consolidated Balance Sheet.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
(8)	During 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due 2024, realizing net proceeds of $323 million. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion. During the fourth quarter of 2005 and the first three quarters of 2006, the trigger price was achieved for the specified number of days and the Notes have therefore been classified as short-term debt as of September 30, 2006 and December 31, 2005.
In December 2004, the company filed a “shelf” registration statement for the issuance of up to $500 million of any combination of debt securities or common stock, the proceeds from which could be used for debt retirement, the funding of working capital requirements or other corporate purposes. Pursuant to the shelf registration statement, the company subsequently entered into a distribution agreement for up to 2,000,000 shares of common stock. During the nine months ended September 30, 2005, the company sold 758,367 shares under this distribution agreement, realizing net proceeds of $41.8 million.
During the third quarter of 2006 the company entered into an amended credit facility maturing in 2011 that provides for revolving loans and letters of credit up to $1.5 billion. The company now has a total of $2.0 billion of committed and uncommitted lines of credit to support the issuance of letters of credit. At September 30, 2006, $655 million of these lines of credit were used to support outstanding letters of credit.
(9)	Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2006	2005	2006	2005

Service cost	$8,725	$5,466	$25,982	$23,633
Interest cost	10,988	9,467	32,558	31,361
Expected return on assets	(15,271)	(12,943)	(45,255)	(39,672)
Amortization of transition asset	2	3	7	9
Amortization of prior service cost	(29)	(27)	(87)	(82)
Recognized net actuarial loss	4,803	3,019	14,261	11,773

Net periodic pension expense	$9,218	$4,985	$27,466	$27,022

During the third quarter of 2005, the company implemented a plan design change to a non-U.S. defined benefit plan, retroactive to January 1, 2005 and revised certain assumptions for the plan. The impact of these changes was a reduction of $7.7 million to net periodic pension expense for the year, $5.8 million of which was included in the net periodic pension expense for the three and nine months ended September 30, 2005.
The company currently expects to contribute approximately $50 million to $70 million to the plans during 2006 compared with $89 million funded in 2005. During the nine months ended September 30, 2006, contributions of approximately $11 million were made by the company.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
Net periodic postretirement benefit cost includes the following components:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2006	2005	2006	2005

Service cost	$—	$—	$—	$—
Interest cost	386	400	1,156	1,200
Expected return on assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	280	225	840	675

Net periodic postretirement benefit cost	$666	$625	$1,996	$1,875

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). This statement requires that the funded status of plans, measured as the difference between plan assets at fair value and the benefit obligations, be recognized in the statement of financial position and that various items be recognized in other comprehensive income before they are recognized in periodic benefit cost. Additional disclosures will also be required. The statement will apply to fiscal years ending after December 15, 2006.

The company has not yet completed its assessment of the effects of applying the provisions of SFAS 158. However, the initial pretax reduction of comprehensive income upon adoption is expected to be approximately $300 million.

(10)	The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. The company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Clients have made claims arising from engineering and construction contracts against the company, and the company has made claims against clients for costs incurred in excess of the current contract provisions. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $193 million and $144 million at September 30, 2006 and December 31, 2005, respectively. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of September 30, 2006, several matters on certain completed and in-progress projects are in the dispute resolution process. The following discussion provides a background and current status of certain of these matters:

Infrastructure Joint Venture Project

The company participates in a 50/50 joint venture that is executing a fixed-price transportation infrastructure project in California. The project continues to be subject to circumstances including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
schedule delays, resulting in additional costs. During the third quarter of 2006 additional charges of $22.3 million were recorded. The company continues to evaluate the impact of these circumstances on estimated total project costs, as well as claims for recoveries and other contingencies on the project.

To date, the joint venture has submitted claims totaling approximately $125 million to the client. Costs of $56 million have been incurred by the joint venture relating to these claims as of September 30, 2006 and the company has recognized its $28 million proportionate share of these costs in revenue.

London Connect Project

The company is involved in arbitration proceedings in connection with its London Connect Project (“LUL”), a $500 million lump sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system. In February 2005, the company sought relief through arbitration proceedings for two issues. First, the company is seeking relief for the overall delay and disruption to the project that relates to the contract time period of 2001 through 2003. The arbitration hearing on this matter has been held and the company is anticipating a decision from the arbitrator prior to the end of 2006. A claim for delay and disruption subsequent to 2003 has been submitted to the dispute resolution process. Costs incurred of $69 million relating to delay and disruption for the entire contract period have been recognized as claims. The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment. Hearings involving LUL, the company and Motorola, a subcontractor, are completed and the parties await the arbitration decision.

Embassy Projects

The company has been performing work on 11 embassy projects for the United States Department of State under fixed-price contracts over the last two years. Five projects remain under construction and are in various stages of completion. These projects have been adversely impacted by higher costs due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased costs to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor difficulties and the availability and productivity of construction labor. Civil unrest in Haiti along with other factors has caused significant schedule delays resulting in increased costs. These unanticipated difficult operating conditions encountered on this project have caused the company to revise the execution strategy which is reflected in the current estimate to complete. The Haiti project is approximately 25 percent complete and because construction activity will continue for another 18 to 24 months actual costs could vary from the current estimate. Projects in Kazakhstan, Jamaica and Belize will be completed and the facilities will be occupied by December 2006. The project in Greece will be completed in early 2007.

During the third quarter of 2006, the company recognized provisions totaling $133 million for estimated cost overruns on these uncompleted projects, including substantial amounts relating to the embassy in Haiti, where periods of civil unrest have resulted in significant schedule delays and cost increases. In addition, increased cost has resulted from collapsible soil conditions at the site, additional client imposed requirements and subsequent increases in material quantities, and the availability and productivity of construction labor. During the second quarter of 2006 the company recognized $21 million in cost overruns on embassy projects in Kazakhstan and Jamaica bringing the total provisions recognized to $154 million for the nine months ended September 30, 2006. The company recognized provisions for estimated cost overruns on certain of the embassy projects totaling $42 million in the nine months ended September 30, 2005.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
Claims for equitable adjustment on seven of the projects totaling approximately $81 million have been submitted or identified to date. As the first formal step in dispute resolution, the majority of these claims have now been certified in accordance with federal contracting requirements. As of September 30, 2006, $59 million in costs relating to these claims have been incurred and recognized in revenue. Additional claims continue to be evaluated.

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

In December 2001, DIG filed a responsive pleading denying liability and simultaneously served a demand for arbitration to D/FD claiming, among other things, that D/FD is liable to DIG for alleged construction delays and defective engineering and construction work at the Dearborn plant. The court has ordered the matter to arbitration. The lien action remains stayed pending completion of the arbitration of D/FD’s claims against DIG and DIG’s claims against D/FD. The arbitration proceedings have been completed and a decision from the arbitrators is anticipated prior to the end of 2006.

(11)	In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. As of September 30, 2006, no material changes to financial or performance assurances to clients had occurred since the filing of the company’s December 31, 2005 annual report on Form 10-K, other than reductions in the amount of such guarantees arising from progress towards completion of contracts.
Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of September 30, 2006, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2005 annual report on Form 10-K and the carrying value of recorded guarantee obligations was not significant as of either of those dates.
The company has a joint venture arrangement to design, build, finance and maintain an aircraft refueling facility at a United States Air Force base in Qatar for the Defense Energy Support Center, an agency of the Department of Defense. The company has a 27.5 percent interest in the joint venture company. On April 29, 2005, the joint venture entered into an agreement for project financing which includes joint and several project completion guarantees by the members of the joint venture. The maximum potential amount of future payments that could be required under the guarantee is $76.5 million, the maximum principal amount available under the financing arrangement, plus any accrued interest. The facility is presently over 80 percent complete, with completion expected in early 2007.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNAUDITED
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

Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture. The company’s financial statements include the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks totaling $138.7 million and $57.6 million at September 30, 2006 and December 31, 2005, respectively.

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

The contract has been segmented between the E&C and O&M portions of the work to be performed. The E&C portion of the work is being accounted for using contract accounting revenue recognition principles. Revenue in connection with O&M services including on-demand services will be recognized as earned through the life of the contract.

(12)	As of the end of the second quarter of 2006, the previously announced relocation of the company’s corporate headquarters from Southern California to Irving, Texas was completed. Approximately 120 employees in Southern California who did not relocate to Texas left the company. The cost of these employee displacements was accrued ratably starting in the third quarter of 2005 through the date of the employee departures. All other relocation and hiring costs are charged to expense as incurred.

For the quarter and nine months ended September 30, 2006, corporate administrative and general expenses include $3.1 million and $14.4 million, respectively, for relocation costs, which comprise the accrual of employee displacement costs and other direct expenses. Additional relocation costs of approximately $2 million are expected to be incurred during the fourth quarter of 2006, which will also be included in corporate administrative and general expense.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made herein, including statements regarding the company’s projected revenues and earnings levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature. These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:
•	Difficulties or delays incurred in the execution of construction contracts, including performance by our joint venture partners, resulting in cost overruns or liabilities;
•	A failure to obtain favorable results in existing or future litigation or dispute resolution proceedings;
•	The potential impact of certain tax matters including, but not limited to, those from foreign operations and the ongoing audits by tax authorities and those resulting from the company’s reverse spin-off transaction involving the company’s former coal segment;
•	Changes in global business, economic (including currency risk), political and social conditions;
•	The company’s failure to receive anticipated new contract awards and the related impacts on staffing levels and costs;
•	Customer cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time;
•	Unanticipated losses that may arise on fixed price projects as a result of factors such as civil unrest, security issues, labor conditions and other unforeseeable events;
•	The cyclical nature of many of the markets the company serves and its vulnerability to downturns;
•	Failure to meet timely completion or performance standards could result in higher costs and reduced profits or, in some cases losses on projects;
•	Customer delays or defaults in making payments;
•	The company’s ability to hire and retain qualified personnel;
•	Possible limitations of bonding capacity;
•	The availability of credit and restrictions imposed by credit facilities;
•	Limitations on cash transfers from subsidiaries may restrict the company’s ability to satisfy financial obligations, or to pay interest or principal when due on outstanding debt;
•	Competition in the global engineering, procurement and construction industry;
•	The company’s ability to identify and successfully integrate acquisitions;
•	The impact of past and future environmental, health and safety regulations; and

•	Restrictions on possible transactions imposed by Delaware law.
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
RESULTS OF OPERATIONS
Net earnings in the three and nine months ended September 30, 2006 were $27.3 million, or $0.31 per diluted share and $182.7 million, or $2.05 per diluted share, respectively. These results compare with net earnings of $131.2 million, or $1.51 per diluted share and net earnings of $162.2 million, or $1.88 per diluted share, respectively, for the corresponding periods of 2005. Earnings before taxes in the third quarter of 2006 were significantly impacted by provisions totaling $168 million on fixed-price projects in the Government and Industrial & Infrastructure segments. Provisions for losses on certain fixed-price embassy projects totaling $133 million and $154 million were recognized in the three and nine months of 2006, respectively, compared with provisions totaling $4 million and $42 million for the corresponding 2005 periods. The embassy projects have been subject to significant cost increases resulting from schedule extensions, scope changes, client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor difficulties and the availability and productivity of construction labor. Civil unrest in Haiti has also caused significant schedule delays resulting in increased costs. In addition to the provisions on the embassy projects, provisions totaling $13 million and $29 million in the three and nine months ended September 30, 2006, were recognized for cost overruns due to difficulties with a subcontractor on a fixed-price project at the Bagram Air Force base in Afghanistan. See further discussion of the embassy and Afghanistan provisions under Government below. Results also include provisions totaling $22.3 million and $26.8 million in the three and nine months ended September 30, 2006 for a fixed price infrastructure joint venture project in California.
Earnings before taxes for the 2005 three month period includes $30.5 million from the settlement of claims on the Hamaca Crude Oil Upgrader (“Hamaca”) project and $33 million from the partial reversal of a 2005 second quarter provision for a jury award and other costs discussed below under Oil & Gas and Industrial & Infrastructure, respectively. In addition, gains of $10 million from the sale of the former corporate facility and another real estate asset were recognized during the 2005 three month period.
Revenues for the three and nine months ended September 30, 2006 were $3.4 billion and $10.4 billion, respectively, compared with $3.4 billion and $9.2 billion for the corresponding 2005 periods. The increase in the nine month period was primarily the result of work being performed in support of the Federal Emergency Management Agency (“FEMA”) for hurricane relief efforts. The level of FEMA activity began to decline in the third quarter and is expected to decline further during the fourth quarter of 2006, as the company’s work on hurricane relief efforts is completed. Additionally, the Fernald project is progressing towards completion. These factors, plus lower activity in Iraq, are expected to result in reduced revenues in the company’s Government segment in the fourth quarter of 2006.
Due to the utilization of net operating loss and capital loss carryforwards and an increase in the extraterritorial income exclusion and the domestic production activities deduction, a tax credit of $13.5 million was recorded for the third quarter of 2006. These factors reduced the effective tax rate, based on the company’s actual operating results for the nine months ended September 30, 2006, to 30.6 percent. The effective tax rates were 16.7 percent and 33.4 percent, respectively, for the three and nine month periods ended September 30, 2005. The set-aside of a jury verdict and no-liability resolution of a Cayman Islands hotel project, along with the settlement of the Hamaca project claims during the third quarter of 2005 substantially reversed the foreign losses recorded in prior quarters of 2005 and restored the company’s ability to absorb foreign taxes incurred in high tax jurisdictions. These, coupled with the tax benefit attributable to the foreign repatriation provision enacted under the American Jobs Creation Act of 2004 gave rise to the low effective tax rate in the third quarter of 2005.

Consolidated new awards for the three and nine months ended September 30, 2006 were $4.8 billion and $14.4 billion, respectively, compared with $2.5 billion and $9.1 billion in the corresponding 2005 periods. The Oil & Gas and Industrial & Infrastructure segments have had increases in new awards during the 2006 periods, partially offset by lower new awards in the Global Services and Power segments. New awards for the Government segment were lower than the prior year during the third quarter of 2006, but are consistent with the prior year for the nine months ended September 30, 2006.
Consolidated backlog at September 30, 2006 of $19.8 billion was 35 percent higher compared with backlog of $14.7 billion at September 30, 2005. Approximately 58 percent of consolidated new awards for the nine months ended September 30, 2006 were for projects located outside of the United States. As of September 30, 2006, approximately 66 percent of consolidated backlog relates to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.
OIL & GAS
Revenues and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Revenues	$1,382.5	$1,447.5	$3,875.4	$3,844.4
Operating profit	86.8	84.1	220.0	188.0
Revenues for the 2006 periods are roughly comparable to the amounts reported for the 2005 comparison periods. Increased levels of project execution activities have largely offset the $294 million that was recognized from the Hamaca project settlement that occurred in the third quarter of 2005. Operating profit for the three and nine months ended September 30, 2005 included $30.5 million from the Hamaca settlement. Operating profit for the 2006 periods includes the impact of a number of favorable project completions during the current year, as well as a current year increase in the level of higher-margin front-end engineering and design work.
New awards for the three months ended September 30, 2006 were $2.9 billion, compared with $179 million for the third quarter of 2005. New awards during the third quarter of 2006 included a new $2.2 billion project in Saudi Arabia. Backlog at September 30, 2006 increased approximately 90 percent, to $10.1 billion, compared with $5.3 billion at September 30, 2005.
Total assets in the Oil & Gas segment increased to $650 million at September 30, 2006 from $575 million at December 31, 2005 due to additional working capital associated with the higher level of project execution activities.
INDUSTRIAL & INFRASTRUCTURE
Revenues and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Revenues	$800.3	$857.3	$2,312.3	$2,085.5
Operating profit	21.5	43.5	52.9	0.5

Revenues for the three months ended September 30, 2006 decreased approximately 7 percent compared with the corresponding 2005 period, which included substantially higher activity on manufacturing projects. The increase in revenues for the nine months ended September 30, 2006 resulted primarily from the growth in the level of work on mining projects.
Operating profit for the three months ended September 30, 2006 decreased approximately 51 percent compared with the same period in 2005. The results for the 2005 three month comparison period includes a benefit of $32.9 million from the partial reversal of a second quarter provision for a jury award and other costs on the Cayman Islands project discussed below, slightly offset by charges of $3.2 million associated with a transportation infrastructure project in California. Although additional charges of $22.3 million were recorded during the third quarter of 2006 relating to the same California project, that amount was more than offset by favorable adjustments relating to successful project close-out activities, improved margins on more recent projects and overhead spending reductions.
Operating profit for the nine months ended September 30, 2006 has increased significantly compared with the essentially break-even performance in the 2005 comparison period. During the 2005 period, the $32.1 million net charge discussed in the following paragraph was recorded, in addition to project charges and claims settlements totaling $22.2 million.
On June 23, 2005, Fluor Daniel Caribbean, Inc. (“FD Caribbean”) received an unfavorable jury verdict awarding $28.8 million to the developer of a resort hotel project in the Caribbean. FD Caribbean was the general contractor on the project, which is located in the Cayman Islands. As a consequence, the company recorded a $65 million charge in the second quarter of 2005 to recognize the jury award, estimated attorney fees and pre-judgment interest, and reversal of previously billed accounts receivable for work performed on the project. At the time of the original jury decision, the company strongly believed the verdict was not supported by the facts or by applicable law. On September 15, 2005, the judge who tried the case granted the company’s motion for a new trial, setting aside the unfavorable verdict in its totality. On September 29, 2005, in lieu of a new trial, the parties stipulated to a judgment of no liability in favor of either side, and the action has been dismissed with prejudice. As a result, $32.9 million of the second quarter 2005 charge was reversed in the third quarter of 2005, resulting in a net charge of $32.1 million for the hotel project settlement.
New awards for the three months ended September 30, 2006 were $743 million compared with $690 million for the 2005 comparison period. New awards in the third quarter of 2006 were concentrated in mining projects. Backlog increased to $5.3 billion at September 30, 2006 compared with $4.0 billion at September 30, 2005, reflecting growth in all sectors of the business.
Total assets in the Industrial & Infrastructure segment increased to $545 million at September 30, 2006 from $490 million at December 31, 2005 as the principal result of costs incurred in connection with the National Roads Telecommunications Services project discussed under Off-Balance Sheet Arrangements below.
GOVERNMENT
Revenues and operating profit (loss) for the Government segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Revenues	$550.3	$651.3	$2,500.2	$1,859.6
Operating profit (loss)	(95.2)	20.9	8.0	49.5
The decrease in revenues in the three months ended September 30, 2006 compared with the corresponding 2005 period resulted from the continued decline in the level of work performed in Iraq. The substantial increase in revenues in the nine months ended September 30, 2006 compared with the same period in the prior year was primarily the result of hurricane relief activities in support of FEMA.

Work performed in Iraq contributed approximately $65 million and $304 million, respectively, in revenue in the three and nine months ended September 30, 2006 compared with $219 million and $557 million in the corresponding 2005 periods. As mentioned above, the level of FEMA activity began to decline in the third quarter and is expected to decline further during the fourth quarter of 2006, as the company’s work on hurricane relief efforts is completed. Reduced FEMA and Iraq activities and the completion of the Fernald project before year-end are anticipated to result in reduced revenues in the Government segment in the fourth quarter of 2006.
Operating profit in both 2006 and 2005 has been adversely impacted by provisions on certain embassy projects for the United States Department of State. Provisions on the embassy projects totaled $133 million and $154 million in the three and nine months ended September 30, 2006, respectively, compared with provisions totaling $4 million and $42 million for the corresponding 2005 periods.
The company has been performing work on 11 embassy projects for the United States Department of State under fixed-price contracts over the last two years. Five projects remain under construction and are in various stages of completion. These projects have been adversely impacted by higher costs due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased costs to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor difficulties and the availability and productivity of construction labor. Civil unrest in Haiti along with other factors has caused significant schedule delays resulting in increased costs. These unanticipated difficult operating conditions encountered on this project have caused the company to revise the execution strategy which is reflected in the current estimate to complete. The Haiti project is approximately 25 percent complete and because construction activity will continue for another 18 to 24 months actual costs could vary from the current estimate. Projects in Kazakhstan, Jamaica and Belize will be completed and the facilities will be occupied by December 2006. The project in Greece will be completed in early 2007.
Claims for equitable adjustment on seven of the projects totaling approximately $81 million have been submitted or identified to date. As the first formal step in dispute resolution, the majority of these claims have now been certified in accordance with federal contracting requirements. As of September 30, 2006, $59 million in costs relating to these claims have been incurred and recognized in revenue. Additional claims continue to be evaluated.
Following the completion of the existing embassy projects, the company will no longer pursue projects in that market. In addition, the company has re-evaluated its approach to business opportunities in the Government segment and has decided that it will refrain from the pursuit of fixed priced opportunities.
In addition to the provisions on the embassy projects, provisions totaling $13 million and $29 million in the three and nine months ended September 30, 2006 were recognized for subcontractor cost overruns on a fixed-price project in Afghanistan. Due to performance and quality issues, the primary subcontractor’s scope has been substantially reduced and the estimated costs to complete the project using alternative resources has further escalated. The provisions include estimated impact of schedule delays and limited site access due to client imposed limits. The project is estimated to be completed in mid-2007.
New awards of $731 million in the three months ended September 30, 2006 were approximately $410 million lower than new awards in the 2005 comparison period, which included the final award at the Fernald nuclear cleanup site.
Backlog at September 30, 2006 was $928 million compared with $1.7 billion at the end of the third quarter last year. Although 2006 new awards are consistent with those of 2005 for the nine month periods, the FEMA awards have generally been performed very quickly and therefore have not significantly impacted current year backlog. Performance on the Fernald project, however, has reduced backlog during 2006, reflecting progress towards completion.
Total assets in the Government segment decreased to $698 million at September 30, 2006 from $905 million at December 31, 2005 as the principal result of cash collections from and decreased activity levels in FEMA and Iraq reconstruction projects. The segment has recognized unbilled fees totaling $130.0 million on the Fernald project at September 30, 2006. These unbilled fees include the favorable impact of accelerated completion, and will be billed upon project completion. Collection is expected in early 2007.

GLOBAL SERVICES
Revenues and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Revenues	$484.4	$367.8	$1,427.2	$1,116.0
Operating profit	31.5	26.5	107.0	81.3
Revenues increased approximately 30 percent during the three and nine months ended September 30 of 2006 compared with the corresponding periods in 2005. The 2006 improvement has occurred broadly across the business lines of Global Services’ operations, and includes the favorable impact of hurricane recovery activities. Operating profit has improved during 2006 as a result of the revenue growth. The operating margin for the three months ended September 30, 2006 declined compared with the corresponding 2005 period primarily due to higher overhead associated with new construction and procurement initiatives.
New awards and backlog for Global Services reflect operations and maintenance activities only. The equipment, temporary staffing and global procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. New awards for the three months ended September 30, 2006 were $221 million compared with $510 million for the 2005 comparison period. New awards during the 2005 period included a major environmental capital project for an existing client and one new maintenance client. Backlog for Global Services at September 30, 2006 was $2.4 billion compared with $2.8 billion at September 30, 2005. The current year decline reflects the lower level of new awards during the first nine months of 2006.
Total assets in the Global Services segment increased to $725 million at September 30, 2006 from $640 million at December 31, 2005 as the principal result of investments in equipment and inventories to support the 2006 revenue growth.
POWER
Revenues and operating profit for the Power segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005
Revenues	$146.5	$94.6	$330.2	$292.7
Operating profit	2.0	5.9	4.7	12.0
Revenues and operating profits for the 2006 periods are concentrated in projects that are in the early stages. Operating profit for the 2005 periods included the favorable impacts from successful project close-out activities. Also contributing to the lower operating profits during 2006 has been higher overhead spending in anticipation of increasing revenues and a loss on one project that was recognized in the first quarter of 2006.
New project awards in the third quarter of 2006 were $158 million compared with $13 million in the prior year comparison period. Backlog at September 30, 2006 was $1.1 billion compared with $869 million at September 30, 2005. New awards for the segment are typically large in amount, but occur on an irregular basis.

OTHER
Corporate administrative and general expense for the three and nine months ended September 30, 2006 was $32.6 million and $128.7 million, respectively, compared with $25.1 million and $90.9 million in the corresponding periods of 2005. The increase of $7.5 million for the three month period includes $3.6 million of expense arising from the adoption in 2006 of the new accounting standard relating to share-based compensation discussed below and a $10.4 million gain from the sale of a real estate asset during the 2005 period, partially offset by reduced compensation costs as a result of lower operating profit expectations for the current year. The $37.8 million increase for the nine month period includes $11.9 million from the relocation of the company’s headquarters and $9.6 million from the adoption of the new share-based compensation accounting standard, while the 2005 amount includes real estate gains totaling $14.6 million.
As of the end of the second quarter of 2006, the previously announced relocation of the company’s corporate headquarters from Southern California to Irving, Texas was completed. Approximately 120 employees in Southern California who did not relocate to Texas left the company. The cost of these employee displacements was accrued ratably starting in the third quarter of 2005 through the date of the employee departures. All other relocation and hiring costs are charged to expense as incurred.
For the quarter and nine months ended September 30, 2006, corporate administrative and general expense includes $3.1 million and $14.4 million, respectively, for relocation costs, compared with $2.5 million in the corresponding 2005 periods. Those costs include the accrual of employee displacement costs and other direct expenses. Additional relocation costs of approximately $2 million are expected to be incurred during the fourth quarter of 2006, which will also be included in corporate administrative and general expense.
The corporate facility in Aliso Viejo was sold in September 2005. A short-term, market rate lease-back was negotiated with the buyer that terminated on June 30, 2006. The cost of the new Texas headquarters totaled $60 million and was funded from available cash resources including proceeds from the sale of the former headquarters facility.
Net interest expense of $0.1 million and $0.7 million during the three and nine month periods ended September 30, 2006 compares with net interest income of $1.7 million and $3.2 million during the corresponding periods of 2005. This shift is the combined result of outstanding commercial paper balances during the first six months of 2006 that were required to support project execution activities, an increase in the interest rates on those commercial paper borrowings and the consolidation of non-recourse project finance debt during the 2006 periods.
Income tax expense (credit) for the three and nine months ended September 30, 2006 and 2005 is discussed above under “Results of Operations”.
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

The provisions of SFAS 123-R generally apply to awards granted after the required effective date of the statement, which was January 1, 2006 for the company. The company has elected the modified prospective method of application and, accordingly, has not restated previously reported financial condition, operating results or the presentation of cash flows. The elimination of additional capital associated with unvested restricted shares resulted in an offsetting reversal of unamortized executive stock plan expense upon implementation of SFAS 123-R. Additionally, the presentation of cash flows for 2006 has been modified to reflect the benefits of tax deductions for stock compensation in excess of recognized compensation cost as financing cash flows, as now required.
During the three and nine month periods ended September 30, 2006, the company recognized pretax compensation expense, including the impact on expense of retirement eligibility discussed below, of $1.2 million ($0.01 per diluted share after-tax) and $3.4 million ($0.02 per diluted share after-tax), respectively, associated with stock options. The per share fair value of such options was determined using the Black-Scholes option-pricing model. Previously under APB 25, no compensation cost was recognized for unvested stock options where the grant price was equal to the market price on the date of grant and the vesting provisions were based only on the passage of time. Had SFAS 123-R been adopted in prior periods, the impact would be as presented in the disclosure of pro forma earnings and earnings per share in Note 6 in the accompanying Condensed Consolidated Financial Statements.
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
The impact of using retirement eligibility in determining all stock option expense would have been to decrease the pro forma adjustments by approximately 65 percent for the three and nine month periods ended September 30, 2005. The impact of using retirement eligibility to determine amortization periods for all restricted stock awards would have been to increase recorded restricted stock amortization expense of $4.3 million and $13.8 million by approximately one-third during the 2005 three and nine month periods, respectively. The impact of using retirement eligibility to determine amortization periods for 2006 stock option and restricted stock awards was to increase pretax amortization expense by approximately $0.8 million and $2.4 million, respectively, for an aggregate after-tax impact of $0.02 per diluted share during the three months ended September 30, 2006. The corresponding impacts for the nine months ended September 30, 2006 were pretax increases of $2.1 million for stock options and $6.2 million for restricted stock that had a total impact of $0.06 per diluted share after-tax.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). This statement requires that the funded status of plans, measured as the difference between plan assets at fair value and the benefit obligations, be recognized in the statement of financial position and that various items be recognized in other comprehensive income before they are recognized in periodic benefit cost. Additional disclosures will also be required. The statement will apply to fiscal years ending after December 15, 2006.
The company has not yet completed its assessment of the effects of applying the provisions of SFAS 158. However, the initial pretax reduction of comprehensive income upon adoption is expected to be approximately $300 million.
MATTERS IN DISPUTE RESOLUTION
As of September 30, 2006, a number of matters relating to completed and in progress projects are in the dispute resolution process. These include an Infrastructure Joint Venture Project, the London Connect Project, certain Embassy Projects, Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al and the Dearborn Industrial Project. Discussion of the status of these projects is included in Note 10 to the Condensed Consolidated Financial Statements.
FINANCIAL POSITION AND LIQUIDITY
During the nine months ended September 30, 2006, cash generated by operating activities of $186.1 million resulted primarily from earnings sources, including adjustments for depreciation of fixed assets, amortization of restricted stock and stock options and net changes in operating assets and liabilities. Operating cash flow for the 2005 period included the favorable impact of the Hamaca project settlement.
Cash utilized by investing activities was $161.4 million in the first nine months of 2006 compared with $98.8 million in the 2005 comparison period. Capital expenditures, primarily for construction of the new headquarters facility and ongoing renewal and replacement in the construction equipment operations, were $187.6 million in the nine months ended September 30, 2006 compared with $145.3 million in the corresponding period of 2005.
Cash utilized by financing activities in the first nine months of 2005 resulted primarily from the repayment of commercial paper. Although no commercial paper borrowings were outstanding as of the end of the third quarter of 2006, $76.1 million of non-recourse project financing has been issued during the current year for the National Roads Telecommunications Services project discussed below under Off-Balance Sheet Arrangements. During the 2005 period, net proceeds of $41.8 million were realized from the sale of 758,367 shares of common stock. No such similar sales have occurred in the current year. Also impacting cash flows in the first nine months of both 2006 and 2005 was $15.1 million and $40.1 million, respectively, in cash received from the exercise of stock options. During the third quarter of 2006, a warrant for the purchase of 460,000 shares was exercised, yielding proceeds of $16.6 million. Declared dividends are typically paid during the month following the quarter in which they are declared. However, for the dividend paid to shareholders as of January 3, 2006, payment by the company to the disbursing agent occurred in the month of December 2005, resulting in no cash payment by the company in the first quarter of 2006. Cash utilized for the payment of dividends in the nine months ended September 30, 2005 was $41.5 million ($0.48 per share). During the first quarter of 2006, the company’s Board of Directors authorized an increase in the quarterly dividend to $0.20 per share and all dividend payments during 2006, totaling $35.3 million, have been paid at this rate. The company’s total debt to total capitalization (“debt-to-capital”) ratio at September 30, 2006 increased to 21.7 percent compared with 20.6 percent at December 31, 2005 due to additional funding of non-recourse project financing.
Liquidity is provided by cash generated from operations, including advance billings on contracts in progress, and access to financial markets. As customer advances are reduced through use in project execution and if not replaced by advances on new projects, the company’s cash position would be reduced. For the next 12 months, cash generated from operations supplemented by borrowings under credit facilities and the issuance of debt or equity securities are expected to be sufficient to fund operations.

During 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due 2024, realizing net proceeds of $323 million. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion. During the fourth quarter of 2005 and the first three quarters of 2006, the trigger price was achieved for the specified number of days and the Notes have therefore been classified as short-term debt as of September 30, 2006 and December 31, 2005. The company does not know the amount, if any, of the Notes that will be presented for conversion, and will use available cash balances to satisfy any required repayments.
Off-Balance Sheet Arrangements
The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. During the third quarter of 2006 the company entered into an amended credit facility maturing in 2011 that provides for revolving loans and letters of credit up to $1.5 billion. The company now has a total of $2.0 billion of committed and uncommitted lines of credit to support letters of credit. As of September 30, 2006, $655 million of these lines of credit were used to support outstanding letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.
In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution. As of September 30, 2006, no material changes to financial or performance assurances to clients have occurred since the filing of the company’s December 31, 2005 annual report on Form 10-K, other than reductions in the amount of such guarantees arising from progress towards completion of contracts.
Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of September 30, 2006, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2005 annual report on Form 10-K and the carrying value of recorded guarantee obligations was not significant as of either of those dates.
The company has a joint venture arrangement to design, build, finance and maintain an aircraft refueling facility at a United States Air Force base in Qatar for the Defense Energy Support Center, an agency of the Department of Defense. The company has a 27.5 percent interest in the joint venture company. On April 29, 2005, the joint venture entered into an agreement for project financing which includes a joint and several project completion guarantee by the members of the joint venture. The maximum potential amount of future payments that could be required under the guarantee is $76.5 million, the maximum principal amount available under the financing arrangement, plus any accrued interest. The facility is presently over 80 percent complete, with completion expected in early 2007.

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
Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture. The company’s financial statements include the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks totaling $138.7 million and $57.6 million at September 30, 2006 and December 31, 2005, respectively.
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
The contract has been segmented between the E&C and O&M portions of the work to be performed. The E&C portion of the work is being accounted for using contract accounting revenue recognition principles. Revenue in connection with O&M services including on-demand services will be recognized as earned through the life of the contract.
Financial Instruments
The company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At September 30, 2006, the company had forward foreign exchange contracts of less than 17 months duration to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts at September 30, 2006 was $243 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes on this matter in the first nine months of 2006, other than the exercise of the warrant for the purchase of 460,000 shares that was discussed in our annual report on Form 10-K for the year ended December 31, 2005.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the nine months ended on the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
Three and Nine Months Ended September 30, 2006 and 2005
UNAUDITED

	Three Months Ended
	September 30
(in millions)	2006	2005

Backlog – beginning of period	$18,030.2	$15,666.4
New awards	4,790.7	2,533.3
Adjustments and cancellations, net	245.0	(195.0)
Work performed	(3,275.9)	(3,342.2)

Backlog – end of period	$19,790.0	$14,662.5

	Nine Months Ended
	September 30
(in millions)	2006	2005

Backlog – beginning of period	$14,926.6	$14,765.8
New awards	14,372.1	9,114.3
Adjustments and cancellations, net	658.6	(211.5)
Work performed	(10,167.3)	(9,006.1)

Backlog – end of period	$19,790.0	$14,662.5

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about purchases by the company during the quarter ended September 30, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities
(in thousands, except per share data)

			Total Number
			of Shares	Maximum
			Purchased	Number of
			as Part of	Shares that May
		Average	Publicly	Yet Be
	Total Number	Price	Announced	Purchased
	of Shares	Paid per	Plans or	Under the Plans
Period	Purchased(1)	Share	Programs	or Program (2)

July 1, 2006 – July 31, 2006	1	$84.96	N/A	4,141
August 1, 2006 – August 31, 2006	—	—	N/A	4,141
September 1, 2006 – September 30, 2006	15	$81.48	N/A	4,141

Total	16	$81.69

(1)	Shares cancelled as payment for statutory withholding taxes, in thousands, upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)	On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. That authorization is ongoing and does not have an expiration date.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (10)

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Fluor Corporation 2000 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (9)

10.4	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated on August 2, 2006 (11)

10.5	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (5)

10.6	Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002 (6)

10.7	Directors’ Life Insurance Summary (1)

10.8	Fluor Executives’ Supplemental Benefit Plan (1)

10.9	Fluor Corporation Retirement Plan for Outside Directors (1)

10.10	Executive Severance Plan (7)

10.11	2001 Key Employee Performance Incentive Plan, as amended and restated as of March 30, 2005 (9)

10.12	2001 Fluor Stock Appreciation Rights Plan (5)

10.13	Fluor Corporation 2003 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (9)

10.14	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (8)

10.15	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (7)

10.16	Amended and Restated Credit Agreement, dated as of September 7, 2006 among Fluor Corporation, BNP Paribas, as Administrative Agent and an Issuing Lender, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and the lenders party thereto *

10.17	Special Retention Agreement, dated March 27, 2006, between Fluor Corporation and John Hopkins (11)

31.1	Certification of Chief Executive Officer of Fluor Corporation *

31.2	Certification of Chief Financial Officer of Fluor Corporation *

Exhibit	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

*	New exhibit filed with this report.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on May 5, 2005 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on May 8, 2006 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on August 7, 2006 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION
Date: November 6, 2006	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date: November 6, 2006	/s/ V.L. Prechtl
V. L. Prechtl
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Bylaws of the registrant (10)

4.1	Indenture between Fluor Corporation and Bank of New York, as trustee dated as of February 17, 2004 (2)

10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (3)

10.2	Tax Sharing Agreement between Fluor Corporation and A.T. Massey Coal Company, Inc.(4)

10.3	Fluor Corporation 2000 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (9)

10.4	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated on August 2, 2006 (11)

10.5	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (5)

10.6	Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002 (6)

10.7	Directors’ Life Insurance Summary (1)

10.8	Fluor Executives’ Supplemental Benefit Plan (1)

10.9	Fluor Corporation Retirement Plan for Outside Directors (1)

10.10	Executive Severance Plan (7)

10.11	2001 Key Employee Performance Incentive Plan, as amended and restated as of March 30, 2005 (9)

10.12	2001 Fluor Stock Appreciation Rights Plan (5)

10.13	Fluor Corporation 2003 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (9)

10.14	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (8)

10.15	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (7)

10.16	Amended and Restated Credit Agreement dated as of September 7, 2006 among Fluor Corporation, BNP Paribas, as Administrative Agent and an Issuing Lender, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and the lenders party thereto *

10.17	Special Retention Agreement, dated March 27, 2006, between Fluor Corporation and John Hopkins (11)

31.1	Certification of Chief Executive Officer of Fluor Corporation *

31.2	Certification of Chief Financial Officer of Fluor Corporation *

Exhibit	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *

*	New exhibit filed with this report.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s report on Form 8-K filed on February 17, 2004 and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s report on Form 8-K dated December 7, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 21, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 10-K filed March 31, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on May 5, 2005 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on May 8, 2006 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s report on Form 10-Q filed on August 7, 2006 and incorporated herein by reference.