Form 10-K
period 2006-12-31
FLUOR CORP
filed 2007-03-01
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number: 1-16129

FLUOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0927079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6700 Las Colinas Boulevard	75039
Irving, Texas	(Zip Code)
(Address of principal executive offices)

469-398-7000

(Registrant’s telephone number, including area code)

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,072,252,748 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2007
Common Stock, $.01 par value per share	87,935,942 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders	Part III
to be held May 2, 2007 (Proxy Statement)

FLUOR CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

i

From time to time, Fluor® Corporation makes certain comments and disclosures in reports and statements, including this report, or statements are made by its officers or directors, that, while based on reasonable assumptions, may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements, including disclosures which use words such as the company “believes,” “anticipates,” “expects,” “estimates” and similar statements are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations.

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

•       Competition in the global engineering, procurement and construction industry;

•       Difficulties or delays incurred in the execution of construction contracts, including performance by our joint venture or teaming partners, resulting in cost overruns or liabilities;

•       Failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases losses on projects;

•       A failure to obtain favorable results in existing or future litigation or dispute resolution proceedings;

•       The company’s failure to receive anticipated new contract awards and the related impacts on staffing levels and cost;

•       Changes in global business, economic (including currency risk), political and social conditions;

•       Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business, resulting in unanticipated losses on fixed price projects;

•       The company’s ability to hire and retain qualified personnel;

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

•       Customer delays or defaults in making payments;

•       The availability of credit and restrictions imposed by credit facilities;

•       Possible limitations of bonding capacity;

•       The company’s ability to identify and successfully integrate acquisitions;

•       Restrictions on possible transactions imposed by Delaware law; and

•       Limitations on cash transfers from subsidiaries that may restrict the company’s ability to satisfy financial obligations or to pay interest or principal when due on outstanding debt.

While most risks affect only future cost or revenue anticipated by the company, some risks may relate to accruals that have already been reflected in earnings. The company’s failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized could result in a charge against future earnings. In addition, any forward-looking statements should be considered in context with various disclosures made by us about our business including, without limitation, the risk factors more particularly described below in Item 1A. — “Risk Factors.”

Except as the context otherwise requires, the terms “Fluor” or the “Registrant” as used herein are references to Fluor Corporation and its predecessors and references to the “company,” “we,” “us,” or “our” as used herein shall include Fluor Corporation, its consolidated subsidiaries and divisions.

PART I

Item 1. Business

Fluor Corporation was incorporated in Delaware on September 11, 2000 prior to a reverse spin-off transaction that separated us from our coal business which now operates as Massey Energy Company. However, through various of our predecessors, we have been in business for more than 100 years. Our principal executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas 75039, telephone number (469) 398-7000.

Our common stock currently trades on the New York Stock Exchange under the ticker symbol “FLR”.

Fluor is a holding company that owns the stock of a number of subsidiaries. It is through these subsidiaries that we perform our business. We define our business as providing engineering, procurement, construction and maintenance (“EPCM”) services on a global basis. We serve a diverse set of industries worldwide including oil and gas, chemical and petrochemicals, life sciences, manufacturing, mining, power and transportation infrastructure. We are also a primary service provider to the United States federal government. We perform operations and maintenance activities for major industrial clients.

We are one of the largest professional services firms, providing services on a global basis in the fields of engineering, procurement, construction and maintenance services. We are aligned into five principal operating segments. The five segments are Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. Fluor Constructors International, Inc., which is organized and operates separately from our business segments, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects in each of our segments. Financial information on our segments, as defined under accounting principles generally accepted in the United States, is set forth on page F-34 of this report on Form 10-K under the caption “Operating Information by Segment,” which is incorporated herein by this reference.

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

Excellence in Execution   As an EPCM company with a proven and historic track record of project completion and client satisfaction, we believe that our ability to engineer, construct and manage complex projects often in geographically challenged locations gives us a distinct competitive advantage. We strive to complete our projects on schedule while meeting or exceeding all client specifications. In an increasingly competitive environment, we are also continually emphasizing cost controls so that our clients achieve not only their performance requirements but also their budgetary needs.

Financial Strength   We believe that we are among the most financially sound companies in our sector. We strive to maintain a solid financial condition, placing an emphasis on having a strong balance sheet and an investment grade credit rating. Our financial strength also provides us a valuable competitive advantage in terms of access to bonding capacity and letters of credit which are critical to our business. Our financial strength also allows us to fund our strategic initiatives, pay dividends and pursue opportunities for growth. Finally, as a result of our strong balance sheet, we can better manage unanticipated cash flow variations.

Safety   One of our core values and a fundamental business strategy is our constant pursuit of safety. Both for us and our clients, the maintenance of a safe workplace is a key business driver. In the areas in which we provide our services, we have delivered and continue to deliver excellent safety performance, with our safety record being significantly better than the national industry average. In our estimation, a safe job site decreases risks on a project site, assures a proper environment for our employees and enhances their morale, reduces project cost and exposures and generally improves client relations. We believe that our safety record is one of our most distinguishing features.

Global Execution Platform   As the largest U.S.-based, publicly-traded EPCM company, we have a global footprint with employees in more than 25 countries and in almost 200 offices. Our global presence allows us to build local relationships that permit us to capitalize better on opportunities near these locations while also providing comfort to our larger internationally-based customers that we know and understand the markets where they may elect to use our services. In addition, our global reach allows us to mobilize quickly to those locations where our projects arise.

Market Diversity   The company serves multiple markets across a broad spectrum of industries. We feel that our market diversity is a key strength of our company that helps to mitigate the impact of the cyclicality in the markets we serve. Just as important, our concentrated attention on market diversification allows us to achieve more consistent growth and deliver solid returns. We believe that our continued strategy of maintaining a good balance across our entire business portfolio permits us to focus on our more stable business markets while also remaining ready to capitalize on developing our cyclical markets when they are strong. This strategy also allows us to better weather any downturns in a specific market by emphasizing markets that are strong.

Long Term Client Relationships   While we aggressively work towards pursuing and serving new clients, we also believe that the long term relationships we have built with our major clients, often after decades of work with many of them, allow us to better understand and be more responsive to our clients’ requirements. These types of relationships also facilitate a better understanding of many of the risks that we might face with a project or a client, thereby allowing us to better anticipate risks, solve problems and manage our risk. We have worked towards an almost alliance-like relationship with many of these clients and, in doing so, we better understand their business needs.

Risk Management   We believe that our ability to assess, understand and gauge project risk, especially in difficult locations or circumstances or in a lump sum contracting environment, gives us the ability to selectively enter into markets or accept projects where we feel we can best perform. We have an experienced management team, particularly in risk management and project execution, that helps us to better understand potential risks and, therefore, how to manage them. Our risk management capabilities result in controlled cost and timely performance which in turn leads to clients who are satisfied with our execution skills.

General Operations

As previously noted, our services fall into four broad categories: engineering, procurement, construction and maintenance. We offer these services independently and on a fully integrated basis. Our services can range from basic consulting activities, often at the early stages of a project, to complete, sole-responsibility, design build contracts.

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

•       In the construction area, we mobilize, execute, commission and demobilize projects on a self-perform or subcontracted basis or through construction management as the owner’s agent. Generally, we are responsible for the completion of a project, often in difficult locations and under challenging circumstances. We are frequently designated as a program manager, where a client has facilities in multiple locations, complex phases in a single project location, or a large-scale investment in a facility. Depending upon the project, we may be the primary contractor or we may act as a subcontractor to another party.

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

We operate in five basic business segments, as described below:

Oil & Gas

Through our Oil & Gas segment, we have long served the global oil and gas production and processing industries as an integrated service provider offering a full range of design, engineering, procurement, construction and project management services to a broad spectrum of energy-related industries. We serve a number of specific industries including upstream oil and gas production, downstream refining and integrated petrochemicals. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies who has the global strength and reach to perform extremely large projects in difficult locations. As the demand for oil and gas continues to increase, and as the locations where large scale oil and gas projects tend to be located become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength and experience. Moreover, as many of our key oil and gas customers continue to recognize that they need to invest and expend resources to meet oil and gas demands, we believe that the company has been and will continue to be extremely well-positioned to capitalize on these growing opportunities.

With each specific project, our role can vary. We may be involved in providing front-end engineering, program management and final design services, construction management services, self-perform construction, or oversight of other contractors and we may also assume responsibility for the procurement of labor, materials, equipment and subcontractors. We have the capacity to design and construct new facilities, upgrade and revamp existing facilities, rebuild facilities following fires and explosions, and expand refineries, pipeline and offshore facility installations. We also provide consulting services ranging from feasibility studies to process assessment to project finance structuring and studies.

In the upstream sector, increasing demand for oil and gas coupled with high oil and gas prices has resulted in the need to develop new opportunities. Our typical projects in the upstream sector revolve around the production, processing and transporting of oil and gas resources, including projects such as the development of major new fields, as well as liquefied natural gas (LNG) projects and gas-to-liquids (GTL) projects that create product that can be shipped in tankers to consumers.

In the downstream sector, demand for refined products continues to increase on a global basis and we continue to pursue significant opportunities. We remain focused on markets such as oil sands development, as well as in clean fuels, both domestically and internationally, where an increasing number of countries continue to implement stronger environmental policies. As heavier feedstocks become more viable to refine, we employ our strength in technologies to pursue opportunities that facilitate the removal of sulfur from this heavier crude. Our clients continue to modernize and modify existing refineries to increase capacity and satisfy environmental requirements, and we continue to play a strong role in each of these markets. We also have seen that the ongoing strength of oil and gas prices continues to facilitate the development of new refineries on a global basis.

We also pursue opportunities in the petrochemicals market, especially those involving the expansion of ethylene production. Particular focus is placed on the Middle Eastern markets near to where the feedstocks are located, and the Chinese market where there is strong need for the petrochemical products. In that regard, we are providing construction management and other services for major petrochemical facilities in Saudi Arabia and Kuwait, and we have recently completed one major petrochemical facility in China.

With our partner Grupo ICA, we maintain a joint venture known as ICA Fluor, through which we continue to participate in the Mexican and Central American oil, gas, power and chemical markets.

Industrial & Infrastructure

The Industrial & Infrastructure segment provides design, engineering, procurement and construction services to the transportation, mining, life sciences, telecommunications, manufacturing, commercial and institutional, microelectronics and healthcare sectors. We provide these services with respect to both new construction and refurbishment of existing facilities. These projects often require state-of-the-art application of our clients’ processes and intellectual knowledge. We focus on providing our clients with solutions to reduce and contain cost and to compress delivery schedules. By doing so, our clients are able to begin to use their facilities on a quicker, more cost efficient basis.

In Transportation Infrastructure, we continue to promote our business model of large complex projects. Here again, we provide a broad range of services including consulting, design, planning, structuring, engineering and construction management, domestically and internationally. Our service offerings include roads, highways, bridges, rail, transport and airports. As demand for these services increases while government budgets become increasingly constrained, many of our projects involve the use of so-called public/private partnerships. Under these arrangements, the company is able to develop and finance deals in concert with public entities for projects such as toll roads which would not have otherwise been commenced had only public funding been available.

Mining has been a particularly strong area of growth. For many years, mining did not receive adequate investment; as commodity prices and business and consumer demand has increased, mining opportunities have similarly increased. The company has traditionally provided the full range of EPCM services to the mining industry. We believe we are one of the few companies who has the size and experience to pursue large scale mining projects in difficult locations.

Life Sciences, encompassing primarily the pharmaceuticals and biotechnology industries, remains a key focus of the Industrial & Infrastructure segment. In this area, we provide design, engineering, procurement, construction and construction management services. We also specialize in providing validation and commissioning services where we not only bring new facilities into production but we also keep existing facilities operating. As a fully integrated provider of services to Life Sciences customers, we can provide all the necessary tools to successfully create and complete projects. The ability to do this on a large scale basis, especially in a business where time to market is critical, allows us to better serve our customers and is a key competitive advantage.

In Telecommunications, we provide design, engineering, procurement and construction management services, especially in the European markets.

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

We also continue to pursue projects in the Healthcare market. Potential projects include for-profit and nonprofit healthcare centers as well as university medical centers.

Government

The Government segment is a provider of project management services to the United States government, with particular focus on the Department of Energy, the Department of Homeland Security and the Department of Defense. Because the U.S. government is the single largest purchaser of outsourced services in the world, with a relatively stable year-to-year budget, our focus on the Government segment allows us to leverage our skills while growing our service offering in an environment that can be less cyclical in nature.

For the Department of Energy, we primarily provide services in the area of environmental restoration, environmental management, engineering, construction, site operations and maintenance services at the project site in Hanford, Washington. We have been very successful in addressing the myriad of environmental and other difficult issues associated with these types of sites, as evidenced by our successful and timely completion of the Fernald, Ohio site in 2006. We are taking the skills we have refined at these sites and are pursuing domestic opportunities where we foresee growth at other Department of Energy locations and with the National Nuclear Security Administration. We are also considering international opportunities with respect to nuclear decommissioning and other energy activities in the United Kingdom and the former Soviet Union.

We also provide engineering and construction services, as well as contingency operations support, to the Department of Defense. We support military logistical and infrastructure needs around the world, as evidenced by our continuing work for the U.S. Army Central Command upgrading military facilities and reconstructing the water and electrical infrastructure in Iraq. Through our subsidiary, Del-Jen, Inc., we are a leading provider of outsourced services to the federal government. Del-Jen provides operations and maintenance services at military bases and education and training services to the Department of Labor, particularly through its Job Corps programs.

The company is also providing significant support to the Department of Homeland Security. We are particularly involved in supporting the U.S. government’s rapid response capabilities to address security issues and disaster relief, the latter primarily through our long-standing relationship with the Federal Emergency Management Agency.

Global Services

The Global Services segment integrates a variety of customized service capabilities that assist industrial clients in improving the performance of their plants and facilities. Capabilities within Global Services include operations and maintenance activities, small capital project execution, site equipment and tool services, industrial fleet outsourcing, plant turnaround services, temporary staffing, materials and subcontract procurement, and construction-related support.

Support services for large capital projects are provided to clients in concert with other Fluor segments or on a standalone basis. Continuing operations and sustaining small capital project services are frequently executed under multi-year alliance style agreements directly between Global Services and its clients. Clients increasingly demand these services to help achieve substantial operations improvements while they remain focused on their core business functions.

Global Services’ activities in the operations and maintenance markets include providing facility start-up and management, plant and facility maintenance, operations support and asset management services to the oil and gas, chemicals, life sciences, metals and mining, power and manufacturing industries. We are a leading supplier of operations and maintenance services, providing our service offerings both domestically and internationally.

Included within Global Services is Plant Performance Services LLC, or P2SSM. P2S is one of the largest specialty, rapid response service providers in the United States, performing small capital construction, specialty welding, electrical and instrumentation, fabrication, mechanical, turnaround and demolition services.

We also provide Site ServicesSM and Fleet OutsourcingSM through American Equipment Company, Inc., or AMECO®. AMECO provides integrated construction equipment, tool, and fleet outsourcing solutions on a global basis for construction projects and plant sites of both third party clients and clients of the company. AMECO supports large construction projects and plants at locations throughout North and South America, South Africa and the Middle East.

Global Services serves the temporary staffing market through TRS Staffing Solutions, Inc. or TRS®. TRS is a global enterprise of staffing specialists that provides the company and third party clients with recruiting and permanent placement services and the placement of contract technical professionals.

Our construction and procurement unit provides global construction and procurement resources, processes, systems, market knowledge and volume-leveraged pricing to the company and third parties. We offer flexible execution models, reliable project deliveries and innovative performance solutions to the company and its clients through the combination of industry-leading technologies, our global execution platform and our large spend on goods and services.

Power

In the Power segment, we provide a full range of services to the gas, solid fuel, nuclear and plant betterment marketplace. Our services include engineering, procurement, construction, program management, start-up and commissioning and maintenance. In the plant betterment market, we design, install and commission emissions equipment in order to assist our clients with environmental guideline compliance. In the gas market, we offer a full range of services for simple and combined cycle reference designs as well as integrated solutions for Integrated Gasification Combined Cycle (IGCC) technologies. In the solid fueled market, we offer a full range of services for subcritical, supercritical, ultra-supercritical and circulating fluidized bed (CFB) technologies through a range of reference designs. In the emerging nuclear market, we are strategically positioned to offer services that bring a broad depth of experience from nuclear experienced professionals within Fluor.

A prime growth market focus for Fluor is the coal-fired power generation market. This business line taps into one of the world’s largest indigenous fuel sources while delivering proven full scale technology for base load capacity within compliance of the stated industry emission guidelines. We also focus considerable effort on the gas fueled power market, where Fluor was an industry leader in the past building cycle. To assist owners to comply with the current Clean Air Interstate Rule (CAIR), our plant betterment unit offers engineering, procurement, construction and commissioning (EPCC) solutions utilizing both conventional and multi-pollutant technologies. The re-emergence of nuclear power in the U.S. market would significantly assist in the overall reduction of carbon dioxide emissions and provide economical solutions for capacity additions. Fluor is positioned for this market in the United States and globally offering a wide range of proven services.

Other Matters

Backlog

Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power segments at December 31, 2006 and 2005.

	December 31, 2006	December 31, 2005
	(in millions)
Oil & Gas	$11,986	$6,044
Industrial & Infrastructure	5,438	3,887
Government	840	1,422
Global Services	2,337	2,462
Power	1,277	1,112
Total	$21,878	$14,927

The following table sets forth the consolidated backlog of the Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power segments at December 31, 2006 and 2005 by region.

	December 31, 2006	December 31, 2005
	(in millions)
United States	$9,010	$5,290
Asia Pacific (including Australia)	1,096	1,229
Europe, Africa and Middle East	9,080	5,890
The Americas	2,692	2,518
Total	$21,878	$14,927

For purposes of the preceding tables, we include our operations and maintenance activities when we compute our backlog for our Global Services segment; however, the equipment, temporary staffing and global sourcing and procurement operations of our Global Services segment do not report backlog due to the quick turnaround between the receipt of new awards and the recognition of revenue. With respect to backlog in our Government segment, if a contract covers multiple years, we only include the amounts for which Congressional funding has been approved and then only for that portion of the work to be completed in the next twelve months. For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture’s backlog.

We expect to perform approximately 50% of our backlog in 2007. The dollar amount of the backlog is not necessarily indicative of our future revenue or earnings related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict with certainty the portion of our December 31, 2006 backlog estimated to be performed annually subsequent to 2007.

For additional information with respect to our backlog, please refer to Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” below.

Types of Contracts

While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two groups of contracts: cost reimbursable contracts, and guaranteed maximum or fixed price contracts. In some markets, we are seeing “hybrid” contracts containing both fixed price and cost reimbursable elements. As of December 31, 2006, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	2006 Backlog
	(in millions)
Cost Reimbursable	74%	$16,247
Guaranteed Maximum and Fixed Price	26%	$5,631

Under cost reimbursable contracts, the client reimburses our cost in developing a project and pays us a pre-determined fee or a fee based upon a percentage of the cost incurred in completing the project. Our profit may be in the form of a fee, a simple mark-up applied to labor cost incurred in performing the contract, or a combination of the two. The fee element may also vary. The fee may be an incentive fee based upon achieving certain performance factors, milestones or targets; it may be a fixed amount in the contract; or it may be based upon a percentage of the cost incurred.

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

Some of our government contracts are known as Indefinite Delivery Indefinite Quantity (IDIQ) agreements. Under these arrangements, we work closely with the government to define the scope and amount of work required based upon an estimate of the maximum amount that the government desires to spend. While the scope is often not initially fully defined or requires any specific amount of work, once the project scope is determined, additional work may be awarded to us without the need for further competitive bidding.

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

Fixed price contacts include both negotiated fixed price contracts and lump sum contracts. Under negotiated fixed price contracts, we are selected as contractor first, and then we negotiate price with the client. These types of contracts generally occur where we commence work before a final price is agreed upon. Under lump sum contracts, we bid on a contract based upon specifications provided by the client against competitors, agreeing to develop a project at a fixed price. Another type of fixed price contract is a so-called unit price contract under which we are paid a set amount for every “unit” of work performed. In some fixed price contracts, we can benefit from some of the cost savings depending upon whether the client is willing to bear some of the risk if the actual cost exceeds the contract award. As a result, if we perform well, we can benefit from cost savings; however, if the project does not proceed as originally planned, we cannot recover cost overruns except in certain limited situations.

Competition

We are one of the world’s larger providers of engineering, procurement and construction services. The markets served by our business are highly competitive and for the most part require substantial resources and particularly highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as Bechtel Group, Inc., Jacobs Engineering Group, Inc., KBR Inc., Chicago Bridge and Iron Company N.V., CH2M Hill Companies Limited, Parsons Corporation, the Shaw Group and Washington Group International, and international companies such as Foster Wheeler Ltd., Technip and AMEC plc.

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

The various markets served by the Global Services segment, while having some similarities, tend also to have discrete issues particularly impacting individual units. Each of the markets we serve has a large number of companies competing in its markets. In the equipment sector, which operates in numerous markets, the equipment industry is highly fragmented and very competitive, with most competitors operating in specific geographic areas. The competition for larger capital project services is more narrow and limited to only those capable of providing comprehensive equipment, tool and management services. Temporary staffing is a highly fragmented market with over 1,000 companies competing nationally. The key competitive factors in this business line are price, service, quality, breadth of service and the ability to identify and retain qualified personnel and geographical coverage. The barriers to entry in operations and maintenance are both financially and logistically low with the result that the industry is highly fragmented with no single company being dominant. Competition is generally driven by reputation, price and the capacity to perform.

Key competitive factors in our Government segment are primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner.

Significant Customers

For 2006, 2005 and 2004, revenue earned directly or indirectly from agencies of the United States Federal Government accounted for 20%, 21% and 24%, respectively, of our total revenue. However, we are not dependent on any single federal agency or upon any other single customer on an on-going basis, and the loss of any single customer would not have a material adverse effect on our business. Except for the United States Federal Government, no other single customer accounted for over 10% of our revenue in any of the last three years.

Raw Materials

The principal raw materials we use in our business include structural steel, metal plate and concrete. These and the other raw materials and the components we use and which are necessary for the conduct of our business are generally available from numerous sources. We do not foresee any unavailability of raw materials and components that would have a material adverse effect on our business in the near term. However, the price and availability of these raw materials and components may vary significantly from year to year due to various factors including customer demand, producer capacity, market conditions and material shortages and cost.

Research and Development

While we engage in research and development efforts in the development of new products and services, during the past three fiscal years, we have not incurred cost for company-sponsored research and development activities which would be material, special or unusual in any of our business segments.

Patents

We hold patents and licenses for certain items that we use in our operations. However, none is so essential that its loss would materially affect our business.

Environmental, Safety and Health Matters

We believe, based upon present information available to us, that our accruals with respect to future environmental cost are adequate and any future cost will not have a material effect on our consolidated financial position, results of operations or liquidity. Some factors, however could result in additional expenditures or the provision of additional accruals in expectation of such expenditures. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup cost or the allocation of such cost among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.

Number of Employees

The following table sets forth the number of employees of Fluor and its subsidiaries engaged in our business segments as of December 31, 2006:

Total Employees
Salaried Employees:
Oil & Gas	8,953
Industrial & Infrastructure	2,967
Government	3,584
Global Services	3,104
Power	308
Other	3,162
Total Salaried	22,078
Craft and Hourly Employees	15,482
Total	37,560

The number of craft and hourly employees, who provide support throughout the various business segments, varies in relation to the number and size of projects we have in process at any particular time.

Available Information

Our website address is www.fluor.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investors” portion of our website, under the heading “SEC Filings” filed under “Financial Information.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. These reports, and any amendments to them, are also available at the internet website of the Securities and Exchange Commission, http://www.sec.gov. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC, 20549. In order to obtain information about the operation of the Public Reference Room, you may call 1-800-732-0330. We also maintain various documents related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Codes of Conduct at the “Investors” portion of our website, www.fluor.com, under “Corporate Governance.”

Item 1A. Risk Factors

We are vulnerable to the cyclical nature of the markets we serve.

The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. Although downturns can impact our entire business, our telecommunications and power markets exemplify businesses that are cyclical in nature and have recently been affected by a decrease in worldwide demand for these projects (although we believe the power market is now in an upturn). Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to general downturns and are cyclical in nature. During economic downturns, our clients may demand better terms. In addition, our government clients may face budget deficits that prohibit them from funding proposed and existing projects. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in these industries.

Intense competition in the engineering and construction industry could reduce our market share and profits.

We serve markets that are highly competitive and in which a large number of multinational companies compete. Among our competitors are U.S. companies such as Bechtel Group, Inc., Jacobs Engineering Group, Inc., KBR Inc., Chicago Bridge and Iron Company N.V., CH2M Hill Companies Limited, Parsons Corporation, the Shaw Group and Washington Group International, and international companies such as Foster Wheeler Ltd., Technip and AMEC plc. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

We bear the risk of cost overruns in approximately 26% of the dollar-value of our contracts. We may experience reduced profits or, in some cases, losses under these contracts if cost increase above our estimates.

We conduct our business under various types of contractual arrangements. In terms of dollar-value, the majority of our contracts allocate the risk of cost overruns to our client by requiring our client to reimburse us for our cost. Approximately 26% of the dollar-value of our contracts are currently guaranteed maximum price or fixed price contracts, where we bear a significant portion of the risk for cost overruns. Under these fixed price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, our suppliers’ or subcontractors’ inability to perform, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

As of December 31, 2006, our backlog was approximately $21.9 billion. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Projects may remain in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination for convenience provisions in them. Therefore, project terminations, suspensions or scope adjustments may occur from time to time with respect to contracts in our backlog. Finally, poor project or contract performance could also impact our backlog and profits.

If we guarantee the timely completion or performance standards of a project, we could incur additional cost to cover our guarantee obligations.

In some instances and in many of our fixed price contracts, we guarantee a customer that we will complete a project by a scheduled date. We sometimes provide that the project, when completed, will also achieve certain performance standards. From time to time, we may also assume a project’s technical risk, which means that we may have to satisfy certain technical requirements of a project despite the fact that at the time of project award, we may not have previously produced the system or product in question. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the cost to cause the project to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages. To the extent that these events occur, the total cost of the project could exceed our original estimates and we could experience reduced profits or, in some cases, a loss for that project.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of cost they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our profits and cash available for operations.

Our failure to recover adequately on claims against project owners for payment could have a material effect on us.

We occasionally bring claims against project owners for additional cost exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional cost, both direct and indirect. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial condition.

We maintain a workforce based upon current and anticipated workloads. If we do not receive future contract awards or if these awards are delayed, significant cost may result.

Our estimates of future performance depend on, among other matters, whether and when we will receive certain new contract awards. While our estimates are based upon our good faith judgment, these estimates can be unreliable and may frequently change based on newly available information. In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size with our contract needs. If an expected contract award is delayed or not received, we could incur cost resulting from reductions in staff or redundancy of facilities that would have the effect of reducing our profits.

We have international operations that are subject to foreign economic and political uncertainties. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. As of December 31, 2006, approximately 59% of our projected backlog consisted of engineering and construction revenue to be derived from facilities to be constructed in other countries; we expect that a significant portion of our revenue and profits will continue to come from international projects for the foreseeable future.

Operating in the international marketplace exposes us to a number of special risks including:

•       abrupt changes in foreign government policies and regulations;

•       embargoes;

•       trade restrictions;

•       tax increases;

•       currency exchange rate fluctuations;

•       changes in labor conditions and difficulties in staffing and managing international operations;

•       United States government policies; and

•       international hostilities.

The lack of a well-developed legal system in some of these countries may make it difficult to enforce our contractual rights. We also face significant risks due to civil strife, acts of war, terrorism and insurrection. Our level of exposure to these risks will vary with respect to each project, depending on the particular stage of each such project. For example, our risk exposure with respect to a project in an early development stage will generally be less than our risk exposure with respect to a project in the middle of construction. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses. Project disruptions and losses could significantly reduce our overall revenue and profits.

We work in international locations where there are high security risks, which could result in harm to our employees or unanticipated cost.

Some of our services are performed in high risk locations, such as Iraq and Haiti, where the country or location is subject to political, social or economic risks, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial security cost to maintain the safety of our personnel. Moreover, despite these activities, in these locations, we cannot guarantee the safety of our personnel.

Our continued success requires us to hire and retain qualified personnel.

Over the past year, the demand for employees who engage and are experienced in the services we perform has continued to grow as our customers have increased their capital expenditures and the use of our services. The success of our business is dependent upon being able to attract and retain personnel, including engineers, corporate management and craft employees, who have the necessary and required experience and expertise. Competition for these kinds of personnel is intense.

Our government contracts may be terminated at any time. Also, if we do not comply with restrictions and regulations imposed by the government, our government contracts may be terminated and we may be unable to enter into future government contracts. The termination of our government contracts could significantly reduce our expected revenue.

We enter into significant government contracts, from time to time, such as those that we have with the U.S. Department of Energy at Hanford. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls, which could result in withholding or delay of payments to us. Government contracts are also exposed to uncertainties associated with Congressional funding. The government is under no obligation to maintain funding at any specific level and funds for a program may even be eliminated. Our government clients may terminate or decide not to renew our contracts with little or no prior notice.

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

We also run the risk of the impact of government audits, investigations and proceedings, and so-called “qui tam” actions brought by individuals or the government under the Federal False Claims Act that, if an unfavorable result occurs, could impact our profits and financial condition, as well as our ability to obtain future government work. For example, government agencies such as the U.S. Defense Contract Audit Agency (the “DCAA”) routinely review and audit government contractors. If these agencies determine that a rule or regulation has been violated, a variety of penalties can be imposed including criminal and civil penalties all of which would harm our reputation with the government or even debar us from future government activities. The DCAA has the ability to review how we have accounted for cost under the FAR and CAS, and if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed.

If one or more of our government contracts are terminated for any reason including for convenience, if we are suspended from government contract work, or if payment of our cost is disallowed, we could suffer a significant reduction in expected revenue and profits.

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

Past and future environmental, safety and health regulations could impose significant additional cost on us that reduce our profits.

We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. The applicable regulations, as well as the technology and length of time available to comply with those regulations, continue to develop and change. In addition, past activities could also have a material impact on us. For example, when we sold our mining business formerly conducted through St. Joe Minerals Corporation, we retained responsibility for certain non-lead related environmental liabilities, but only to the extent that such liabilities were not covered by St. Joe’s comprehensive general liability insurance. While we are not currently aware of any material exposure arising from our former St. Joe’s business or otherwise, the cost of complying with rulings and regulations or satisfying any environmental remediation requirements for which we are found responsible could be substantial and could reduce our profits.

A substantial portion of our business is generated either directly or indirectly as a result of federal, state, local and foreign laws and regulations related to environmental matters. A reduction in the number or scope of these laws or regulations, or changes in government policies regarding the funding, implementation or enforcement of such laws and regulations, could significantly reduce the size of one of our markets and limit our opportunities for growth or reduce our revenue below current levels.

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

We enter into various joint ventures as part of our engineering, procurement and construction businesses, including ICA Fluor and project-specific joint ventures. The success of these and other joint ventures depends, in large part, on the satisfactory performance by our joint venture partners of their joint venture obligations. If our joint venture partners fail to satisfactorily perform their joint venture obligations as a result of financial or other difficulties, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

If we are unable to form teaming arrangements, our ability to compete for and win certain contracts may be negatively impacted.

In both the private and public sectors, either acting as a prime contractor or as a subcontractor, we may join with other firms to form a team to compete for a single contract. Because a team can offer stronger combined qualifications than any firm standing alone, these teaming arrangements can be very important to the success of a particular contract bid process or proposal. The failure to maintain such relationships in certain markets, such as the nuclear energy market, may impact our ability to win work.

We are dependent upon third parties to complete many of our contracts.

Much of the work performed under our contracts is actually performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump sum or a fixed-price type contract, we may suffer losses on these contracts. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to source these supplies, equipment or services on a delayed basis or at a higher price than anticipated which could impact contract profitability.

If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

Because of the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations or liquidity.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenue or profits.

Under our accounting procedures, we measure and recognize a large portion of our profits and revenue under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenue and profits ratably over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and estimated cost is recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

Some of our projects and new business may be located in environments where anti-corruption initiatives are not followed.

We often perform our projects in countries with less robust legal systems or which are in the developmental stage. Transparency International, an international organization which reviews potential governmental and institutional corruption, has rated many of the countries poorly in terms of their acceptance of corruption and their enforcement of anti-corruption laws and rules. It is the policy of the company to comply with all applicable anti-bribery laws of the United States such as the Foreign Corrupt Practices Act (the “FCPA”) and the applicable laws of all foreign countries in which we operate. Under the FCPA, among other things, U.S.-based companies such as Fluor and our agents or other intermediaries are precluded from offering anything of value to foreign officials or governments with the intent of obtaining or retaining business, or to otherwise obtain an improper advantage. We train our staff concerning FCPA issues, and we also inform our partners, subcontractors, agents and others who work for us or on our behalf that they must comply with FCPA requirements. We also have procedures and controls in place to monitor internal and external compliance. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.

To the extent that cash flow from operations, together with available borrowings under our credit facilities, are insufficient to make future investments, make acquisitions or provide needed additional working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

We continue to expand our business in areas where bonding is required, but bonding capacity is limited.

We continue to expand our business in areas where the underlying contract must be bonded, especially in the transportation infrastructure arena. These bonds indemnify the customer if we fail to perform our obligations under the contract. Failure to provide a bond on terms required by a customer may result in an inability to compete for or win a project. Historically, we have had a strong bonding capacity but, as is typically the case, bonding is at the surety’s sole discretion. In addition, because of the overall lack of worldwide bonding capacity, we may find it difficult to find sureties who will provide the contract-required bonding. In addition, these contracts are often very large and extremely complex, which often necessitates the use of a joint venture, often with a competitor, to bid on and perform these types of contracts, especially since it may be easier to jointly pursue the necessary bonding. However, entering into these types of joint ventures or partnerships exposes us to the credit and performance risks of third parties, many of whom are not as financially strong as we are. If our joint venturers or partners fail to perform, we could suffer negative results.

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

As we have announced, we intend to grow our business not only organically but also potentially through acquisitions. One method of paying for acquisitions or to otherwise fund our corporate initiatives is through the issuance of additional equity securities. If we do issue additional equity securities, the issuance could have the effect of diluting our earnings per share and shareholders’ percentage ownership.

Delaware law and our charter documents may impede or discourage a takeover or change of control.

We are a Delaware corporation. Various anti-takeover provisions under Delaware law impose impediments on the ability of others to acquire control of us, even if a change of control would be beneficial to our shareholders. In addition, certain provisions of our bylaws may impede or discourage a takeover. For example:

•                    our Board of Directors is divided into three classes serving staggered three-year terms;

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

Because we are a holding company, we have no true operations or significant assets other than the stock we own of our subsidiaries. We depend on dividends, loans and other distributions from these subsidiaries to be able to pay our debt and other financial obligations. Contractual limitations and legal regulations may restrict the ability of our subsidiaries to make such distributions or loans to us or, if made, may be insufficient to cover our financial obligations, or to pay interest or principal when due on our debt.

Systems and information technology interruption could adversely impact our ability to operate.

As a global company, we are heavily reliant on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience system interruptions and delays. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems, systems operation could be interrupted or delayed. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions. Any of these or other events could cause system interruption, delays and loss of critical data, could delay or prevent operations, and could adversely affect our operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Major Facilities

Operations of Fluor and its subsidiaries are conducted at both owned and leased properties totaling approximately six million square feet. The properties referenced below are used for general office and engineering purposes; our office located in Irving, Texas contains our executive offices. As our business and the mix of structures is constantly changing, the extent of utilization of the facilities by particular segments cannot be accurately stated. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the location and general character of the major existing facilities:

Location	Interest
United States and Canada:
Aliso Viejo, CA	Owned and Leased
Calgary, Canada	Owned and Leased
Charlotte, North Carolina	Leased
Dallas, Texas	Leased
Greenville, South Carolina	Owned and Leased
Houston (Sugar Land), Texas	Leased
Irvine, California	Leased
Irving, Texas	Owned
Long Beach, California	Leased
Mt. Laurel, New Jersey	Leased
Richland, Washington	Leased
Rumford, Rhode Island	Leased
San Juan, Puerto Rico	Leased
South San Francisco, California	Leased
Vancouver, Canada	Leased
The Americas:
Caracas, Venezuela	Leased
Mexico City, Mexico	Leased
Santiago, Chile	Owned and Leased
Europe, Africa and Middle East:
Abu Dhabi, U.A.E.	Leased
Ahmadi, Kuwait	Leased
Al Khobar, Saudi Arabia (Dhahran area)	Owned
Asturias, Spain	Owned
Camberley, England	Owned and Leased
Dublin, Ireland	Leased
Gliwice, Poland	Owned
Haarlem, Netherlands	Owned
London, England	Leased
Madrid, Spain	Leased
Moscow, Russia	Leased
Sandton, South Africa	Leased
Asia and Asia Pacific:
Jakarta, Indonesia	Leased
Manila, Philippines	Owned
New Delhi, India	Leased
Perth, Australia	Leased
Shanghai, China	Leased

In addition to the properties referenced above, we also lease or own a number of sales, administrative and field construction offices, warehouses and equipment yards strategically located throughout the world.

Item 3. Legal Proceedings

Fluor and its subsidiaries, as part of their normal business activities, are parties to a number of legal proceedings and other matters in various stages of development. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material adverse effect upon the consolidated financial position or the results of operations of the company, after giving effect to provisions already recorded.

For information on matters in dispute, see the section entitled — “Litigation and Matters in Dispute Resolution” in Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” below.

Item 4. Submission of Matters to a Vote of Security Holders

The company did not submit any matters to a vote of security holders during the fourth quarter of 2006.

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

	Common Stock
	Price Range		Dividends
	High	Low	Per Share
Year Ended December 31, 2006
Fourth Quarter	$88.01	$74.04	$0.20
Third Quarter	$94.95	$73.51	$0.20
Second Quarter	$103.85	$82.13	$0.20
First Quarter	$88.96	$74.99	$0.20
Year Ended December 31, 2005
Fourth Quarter	$79.10	$58.52	$0.16
Third Quarter	$65.77	$56.25	$0.16
Second Quarter	$61.76	$51.07	$0.16
First Quarter	$63.94	$50.11	$0.16

Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See Item 1A. — “Risk Factors.”

At February 23, 2007, there were 87,935,942 shares outstanding and approximately 8,738 shareholders of record of the company’s common stock.

Issuer Purchases of Equity Securities

The following table provides information as of the three (3) months ending December 31, 2006 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
October 1 — October 31, 2006	0	N/A	0	4,141,000
November 1 — November 30, 2006	0	N/A	0	4,141,000
December 1 — December 31, 2006	1,770	$81.88	0	4,141,000
Total	1,770	$81.88	0	4,141,000

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

Item 6. Selected Financial Data

The following table presents selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K. Amounts are expressed in millions, except for per share and employee information:

	Year Ended December 31,
	2006	2005	2004	2003	2002
CONSOLIDATED OPERATING RESULTS
Revenue	$14,078.5	$13,161.0	$9,380.3	$8,805.7	$9,959.0
Earnings from continuing operations before taxes	382.0	299.6	281.2	268.0	260.5
Earnings from continuing operations	263.5	227.3	186.7	179.5	170.0
Loss from discontinued operations	—	—	—	(11.6)	(6.4)
Cumulative effect of change in accounting principle	—	—	—	(10.4)	—
Net earnings	263.5	227.3	186.7	157.5	163.6
Basic earnings (loss) per share
Continuing operations	3.05	2.68	2.29	2.25	2.14
Discontinued operations	—	—	—	(0.15)	(0.08)
Cumulative effect of change in accounting principle	—	—	—	(0.13)	—
Net earnings	3.05	2.68	2.29	1.97	2.06
Diluted earnings (loss) per share
Continuing operations	2.95	2.62	2.25	2.23	2.13
Discontinued operations	—	—	—	(0.15)	(0.08)
Cumulative effect of change in accounting principle	—	—	—	(0.13)	—
Net earnings	2.95	2.62	2.25	1.95	2.05
Return on average shareholders’ equity	15.2%	15.5%	15.7%	16.2%	19.4%
Cash dividends per common share	$0.80	$0.64	$0.64	$0.64	$0.64
CONSOLIDATED FINANCIAL POSITION
Current assets	$3,323.6	$3,108.2	$2,723.3	$2,205.5	$1,924.1
Current liabilities	2,406.3	2,339.3	1,764.0	1,821.0	1,756.2
Working capital	917.3	768.9	959.3	384.5	167.9
Property, plant and equipment, net	692.1	581.5	527.8	569.5	467.0
Total assets	4,874.9	4,574.4	3,969.6	3,441.3	3,142.2
Capitalization
Convertible Senior Notes	330.0	330.0	330.0	—	—
Non-recourse project finance debt	192.8	57.6	—	—	—
Other debt obligations	36.8	34.5	147.6	266.2	17.6
Shareholders’ equity	1,730.5	1,630.6	1,335.8	1,081.5	883.9
Total capitalization	2,290.1	2,052.7	1,813.4	1,347.7	901.5
Total debt as a percent of total capitalization	24.4%	20.6%	26.3%	19.7%	2.0%
Shareholders’ equity per common share	$19.66	$18.72	$15.81	$13.17	$11.02
Common shares outstanding at year end	88.0	87.1	84.5	82.1	80.2
OTHER DATA
New awards	$19,276.2	$12,517.4	$13,028.6	$9,976.0	$8,596.8
Backlog at year end	21,877.7	14,926.6	14,765.8	10,607.1	9,709.1
Capital expenditures — continuing operations	274.1	213.2	104.4	79.2	63.0
Cash provided by (used in) operating activities	296.2	408.7	(84.2)	(303.7)	195.7
Salaried employees	22,078	17,795	17,344	17,564	19,259
Craft/hourly employees	15,482	17,041	17,455	11,447	25,550
Total employees	37,560	34,836	34,799	29,011	44,809

In September 2001, the company adopted a plan to dispose of certain non-core construction equipment and temporary staffing businesses. The assets, liabilities and results of operations of non-core businesses for all periods presented have been reclassified and are presented as discontinued operations. See Management’s Discussion and Analysis on pages 23 to  39 and Notes to Consolidated Financial Statements on pages F-9 to F-36 for information relating to significant items affecting the results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying Notes. For purposes of reviewing this document, “operating profit” is calculated as revenue less cost of revenue excluding: corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

Results of Operations

Summary of Overall Company Results

During 2006, revenue increased by 7 percent compared with 2005. This increase is the primary result of higher project execution activities in the Oil & Gas, Global Services and Power segments and work being performed in continuing support of the Federal Emergency Management Agency (“FEMA”) for hurricane relief efforts that started in 2005. The level of FEMA activity declined in the second half of 2006, as the company’s work on hurricane relief efforts was completed. Additionally, a large Department of Energy (“DOE”) project has been completed. These factors, plus lower activity in Iraq, resulted in reduced revenue in the second half of 2006 for the Government segment, which was largely offset by revenue growth in the other segments.

Earnings before taxes for 2006 increased by 28 percent compared with 2005. The company believes that the global oil and gas industry is in a long-term cycle of investment that will continue to develop over the next several years. The Oil & Gas and Global Services segments are benefiting from this trend, as reflected in improved operating results. Additionally, during 2006 the Industrial & Infrastructure segment returned to profitability after reporting an operating loss for 2005. Partially offsetting these operating profit improvements during 2006 were provisions totaling $183 million on fixed-price projects in the Government segment. Provisions for losses on certain fixed-price embassy projects totaling $154 million were recognized in 2006, in addition to provisions totaling $56 million during 2005. The embassy projects have been subject to significant cost increases resulting from schedule extensions, scope changes, client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. Civil unrest impacting the project in Haiti has also caused significant schedule delays resulting in increased cost. In addition to the provisions on the embassy projects, provisions totaling $29 million were recognized during 2006 for cost overruns due to difficulties with a subcontractor on a fixed-price project in Afghanistan. See further discussion of the embassy and Afghanistan provisions under Government below.

During 2005, revenue and earnings before taxes increased by 40 percent and 22 percent, respectively, compared with 2004. All of the company’s business segments had higher revenue primarily due to increased project execution activity resulting from strong new award levels in the previous years. Contributing to results in the Oil & Gas segment was the completion of a major refinery upgrader project in Venezuela and final settlement of all outstanding claims with the owners’ consortium on the project. This performance was, however, partially offset by an operating loss in the Industrial & Infrastructure segment primarily due to settlements related to projects in the dispute resolution process and cost overruns on several projects. Revenue improved in the Government segment due to higher activity in Iraq and in support of the FEMA hurricane relief efforts; however, operating profit was essentially flat primarily due to the embassy project losses discussed above.

Earnings before taxes for 2005 included gains of $15 million from the sale of the former corporate facility and other real estate assets and a provision in the amount of $19 million for foreign employment related taxes primarily on behalf of certain United States expatriate employees working in certain foreign jurisdictions. Approximately $15 million of the charge was recognized in the Oil & Gas segment with the majority of the balance recognized in Industrial & Infrastructure and minor amounts in the Government and Global Services segments.

Earnings before taxes were $382 million in 2006, $300 million in 2005 and $281 million in 2004. During 2006, U.S. earnings before taxes increased significantly primarily due to FEMA activity, while embassy project losses reduced non-U.S. earnings before taxes.

The effective tax rates for 2006, 2005 and 2004 were approximately 31 percent, 24 percent and 34 percent, respectively. Variability in effective tax rates in recent years is discussed below under Corporate and Tax Matters. The company had net earnings of $2.95 per share in 2006 compared with $2.62 per share in 2005 and $2.25 per share in 2004.

Consolidated new awards for 2006 were $19.3 billion, compared with $12.5 billion during 2005 and $13.0 billion in 2004. The Oil & Gas and Industrial & Infrastructure segments had increases in new awards during 2006, partially offset by lower new awards in the Global Services, Government and Power segments. Consolidated backlog at December 31, 2006 of $21.9 billion was 47 percent higher compared with backlog of $14.9 billion at December 31, 2005. Consolidated backlog was essentially unchanged at December 31, 2005 compared with December 31, 2004.

For a more detailed discussion of operating performance of each business segment, corporate administrative and general expense and other items, see Segment Operations and Corporate and Tax Matters below.

Discussion of Critical Accounting Policies

The company’s discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The company’s significant accounting policies are described in the Notes to Consolidated Financial Statements. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the Consolidated Financial Statements apply the following critical accounting policies.

Engineering   and Construction Contracts   Engineering and construction contract revenue is recognized on the percentage-of-completion method based on contract cost incurred to date compared with total estimated contract cost. This method of revenue recognition requires the company to prepare estimates of cost to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. The majority of the company’s engineering and construction contracts provide for reimbursement of cost plus a fixed or percentage fee. In the highly competitive markets served by the company, there is an increasing trend for cost-reimbursable contracts with incentive-fee arrangements. As of December 31, 2006, 74 percent of the company’s backlog is cost reimbursable while 26 percent is for guaranteed maximum, fixed or unit price contracts. In certain instances, the company provides guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees, as well as increases in contract cost can result in unrealized incentive fees or non-recoverable cost, which could exceed revenue realized from the projects.

Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made claims against clients for costs. The company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims amounted to $200 million and $144 million at December 31, 2006 and 2005, respectively. Unapproved change orders are accounted for in revenue and cost when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price.

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

Engineering and Construction Partnerships and Joint Ventures   Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company accounts for its interests in the operations of these ventures on a proportionate consolidation basis. Under this method of accounting, the company consolidates its proportionate share of venture revenue, cost and operating profit in the Consolidated Statement of Earnings and generally uses the one-line equity method of accounting in the Consolidated Balance Sheet. The most significant application of the proportionate consolidation method is in the Oil & Gas, Industrial & Infrastructure and Government segments.

The company’s accounting for project specific joint venture or consortium arrangements is closely integrated with the accounting for the underlying engineering and construction project for which the joint venture was established. The company engages in project specific joint venture or consortium arrangements in the ordinary course of business to share risks and/or to secure specialty skills required for project execution. Frequently, these arrangements are characterized by a 50 percent or less ownership or participation interest that requires only a small initial investment. Execution of a project is generally the single business purpose of these joint venture arrangements. When the company is the primary contractor responsible for execution, the project is accounted for as part of normal operations and included in consolidated revenue using appropriate contract accounting principles.

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46-R”) provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

Contracts that are executed jointly through partnerships and joint ventures are proportionately consolidated in accordance with Emerging Issues Task Force (“EITF”) Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures” (“EITF 00-01”) and Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”) issued by the American Institute of Certified Public Accountants. The company evaluates the applicability of FIN 46-R to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards, and may reevaluate applicability upon the occurrence of certain events.

Foreign Currency   The company generally limits its exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which cost is incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed.

Under certain limited circumstances, such foreign currency payment provisions could be deemed embedded derivatives. As of December 31, 2006 and 2005, the company had no significant foreign currency arrangements that constitute embedded derivatives in any of its contracts. Managing foreign currency risk on projects requires estimates of future cash flows and judgments about the timing and distribution of expenditures of foreign currencies.

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

Deferred Taxes   Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company’s financial statements or tax returns. At December 31, 2006 the company had deferred tax assets of $470 million which were partially offset by a valuation allowance of $46 million and further reduced by deferred tax liabilities of $98 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for certain net operating and capital loss carryforwards for non-U.S. subsidiaries, and certain reserves on investments. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company’s effective tax rate on future earnings.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, and the company will be required to adopt this interpretation in the first quarter of 2007. The company continues to evaluate the impact of FIN 48 but does not expect that the adoption of FIN 48 will have a material impact on the financial statements.

Retirement Benefits   The company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” as amended (“SFAS 87”). As permitted by SFAS 87, changes in retirement plan obligations and assets set aside to pay benefits are not recognized as they occur but are recognized over subsequent periods. Assumptions concerning discount rates, long-term rates of return on assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The extended period of low long-term interest rates has had the effect of increasing plan liabilities and if expected returns on plan assets are not achieved, future funding obligations could increase substantially. Assuming no changes in current assumptions, the company expects to fund between $40 million and $60 million for the calendar year 2007, which is in excess of the minimum funding required. If the discount rate were reduced by 25 basis points, plan liabilities would increase by approximately $34 million.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). This statement amends SFAS 87 and requires that the funded status of plans, measured as the difference between plan assets at fair value and the benefit obligations, be recognized in the statement of financial position and that various items be recognized in other comprehensive income before they are recognized in periodic benefit cost. The statement was adopted in 2006 and resulted in a $180 million after-tax charge to accumulated other comprehensive loss, which reduced shareholders’ equity.

Share-Based Payment   The company uses stock-based compensation to reward key executives and align their interests with those of shareholders. Types of stock-based compensation that have been awarded in recent years include restricted stock, stock options and stock appreciation rights.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123-R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS 95, “Statement of Cash Flows.”  Generally, the approach in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and prohibits the recording of additional capital from restricted stock until those instruments vest. With the adoption of SFAS 123-R, pro forma disclosure of the impact of share-based payments to employees is no longer an alternative.

The provisions of SFAS 123-R generally apply to awards granted after the required effective date of the statement, which was January 1, 2006 for the company. The company has elected the modified prospective method of application and, accordingly, has not restated previously reported financial condition, operating results or the presentation of cash flows. The elimination of additional capital associated with unvested restricted shares resulted in an offsetting reversal of unamortized executive stock plan expense upon implementation of SFAS 123-R. Additionally, the presentation of cash flows for 2006 has been modified to reflect the benefits of tax deductions for stock compensation in excess of recognized compensation cost as financing cash flows, with an offsetting amount in operating cash flows, as now required.

During the year ended December 31, 2006, the company recognized pretax compensation expense, including the impact on expense of retirement eligibility discussed below, of $4.6 million ($0.03 per diluted share after-tax) associated with stock options. The per share fair value of such options was determined using the Black-Scholes option-pricing model. Previously under APB 25, no compensation cost was recognized for unvested stock options where the grant price was equal to the market price on the date of grant and the vesting provisions were based only on the passage of time. Had SFAS 123-R been adopted in 2005 and 2004, the impacts would be as presented in the disclosure of pro forma earnings and earnings per share in the notes to the accompanying Consolidated Financial Statements.

The company has not historically considered retirement eligibility in determining stock-based compensation expense, including expense associated with stock options and restricted stock. The adoption of SFAS 123-R required the company to assume the first date on which an employee becomes eligible to retire in determining the amortization period for stock-based awards. For example, if the employee is eligible for retirement two years from the date of grant, the amortization period will be no longer than two years rather than the specified service period over which awards normally vest. Retirement eligibility has been considered in the determination of periodic expense on a prospective basis for current year awards, and compensation expense associated with awards granted in prior periods has continued to be recognized using historical straight-line amortization practices based on award specific vesting periods.

The impact of using retirement eligibility in determining all stock option expense would have been to decrease the pro forma adjustments by approximately 70 percent and 65 percent, respectively, for the years ended December 31, 2005 and 2004.   The impact of using retirement eligibility to determine amortization periods for all restricted stock awards would have been to increase recorded restricted stock amortization expense by approximately one-third during 2005 and 2004. The impact of using retirement eligibility to determine amortization periods for 2006 stock option and restricted stock awards was to increase pretax amortization expense by approximately $2.9 million and $8.5 million, respectively, for an aggregate after-tax impact of $0.08 per diluted share for the year ended December 31, 2006.

Segment Operations

The company provides professional services on a global basis in the fields of engineering, procurement, construction and maintenance (“EPCM”) and is organized into five business segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides design, engineering, procurement, construction and project management professional services for upstream oil and gas production, downstream refining and certain petrochemical markets. The Industrial & Infrastructure segment provides design, engineering, procurement and construction professional services for transportation projects, mining, life sciences facilities, telecommunications projects, manufacturing facilities, commercial and institutional, microelectronics and healthcare facilities. The Government segment provides project management, engineering, construction and contingency response services to the United States government. The Global Services segment includes operations and maintenance, small capital project execution, equipment, industrial fleet outsourcing, plant turnaround, temporary staffing, strategic sourcing and construction-related support services. The Power segment provides professional services to the gas, solid fuel, nuclear and plant betterment marketplace.

Oil & Gas   Revenue in the Oil & Gas segment amounted to $5.4 billion, $5.3 billion and $3.4 billion for the years ended December 31, 2006, 2005 and 2004, respectively. Increased levels of project execution activities during 2006 more than replaced the $294 million of revenue that was recognized in 2005 from the settlement of a project dispute in Venezuela. The 54 percent increase in revenue during 2005 resulted from the strength of new contract awards that has accompanied the increased level of global oil and gas exploration and refining and also included the project settlement. Operating profit margin in the Oil & Gas segment was 5.7 percent in 2006 compared with 4.6 percent in 2005 and 4.7 percent in 2004. The operating margin in 2006 includes the impact of favorable project performance during the year, as well as an increase in the level of higher-margin front-end engineering and design work.

New awards in the Oil & Gas segment were $10.4 billion in 2006, $4.4 billion in 2005 and $4.0 billion in 2004. The segment is participating in an expanding market that includes very large “mega-projects” in diverse geographical locations, which are very well suited for Fluor’s global execution and project management capabilities and strong financial position. New project awards in 2006 included a $1.8 billion refinery expansion in the United States, a $2.2 billion project in Saudi Arabia and a project in excess of $1 billion in Qatar. New project awards in 2005 included $1.3 billion for two large international petrochemical projects, $1.0 billion for a gas complex in the United Arab Emirates and $774 million from a Canadian oil sands project. New project awards in 2004 included a $570 million oil sands project and a $244 million clean fuels project, which are both in Canada, a $346 million refinery complex modernization project in Mexico and a $176 million refinery upgrade project in South Africa.

Backlog for the Oil & Gas segment was $12.0 billion at December 31, 2006, up sequentially from $6.0 billion at December 31, 2005 and $5.3 billion at December 31, 2004. The 2006 and 2005 growth relate principally to the continued strength of new awards and positive project scope adjustments to existing projects.

Total assets in the Oil & Gas segment increased to $629 million at December 31, 2006 from $575 million at December 31, 2005 due to additional working capital associated with the continued increase in the level of project execution activities. Total assets of the segment decreased during 2005 from $731 million at the end of 2004, reflecting the net impact of the project settlement, partially offset by additional working capital associated with the increased level of project execution activities.

Industrial & Infrastructure   The Industrial & Infrastructure segment had revenue of $3.2 billion in each of the years ended December 31, 2006 and 2005 and $2.1 billion in 2004. Although revenue remained fairly constant in total for 2006 and 2005, the mix of new business in the current year has shifted somewhat from manufacturing facilities to large infrastructure and mining projects that generally have longer execution periods. This has resulted in significant growth in backlog to $5.4 billion as of December 31, 2006. Revenue increased significantly during 2005, primarily as the result of the strength of 2004 contract awards.

The segment reported an operating profit of $76.4 million for 2006, compared with an operating loss of $16.7 million in 2005 and an operating profit of $62.4 million for 2004. The improvement during 2006 includes the favorable impacts of successful project performance, improved margins on more recent projects and overhead spending reductions. Operating results for the segment have been impacted in all three years by loss provisions relating to specific projects.

The segment participates in a 50/50 joint venture that is executing a fixed-price transportation infrastructure project in California. The project continues to be subject to circumstances including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays, resulting in additional cost. During 2006, 2005 and 2004, provisions of $30 million, $24 million and $28 million, respectively, were recorded due to increasing estimated cost. The company continues to evaluate the impact of these circumstances on estimated total project cost, as well as claims for recoveries and other contingencies on the project.  To date, the joint venture has submitted claims totaling approximately $130 million to the client. Cost of $59 million has been incurred by the joint venture against these claims as of December 31, 2006 and the company has recognized its $29 million proportionate share of this cost in revenue.  The project is expected to be completed in the third quarter of 2007.

During 2005, a charge relating to the resolution of a Cayman Islands project was recognized. On June 23, 2005, Fluor Daniel Caribbean, Inc. (“FD Caribbean”) received an unfavorable jury verdict awarding $28.8 million to the developer of a resort hotel project in the Caribbean. FD Caribbean was the general contractor on the project, which is located in the Cayman Islands. As a consequence, the segment recorded a $65 million charge in the second quarter of 2005 to recognize the jury award, estimated attorney fees and pre-judgment interest and reversal of previously billed accounts receivable for work performed on the project. At the time of the original jury decision, the company strongly believed the verdict was not supported by the facts or by applicable law. On September 15, 2005, the judge who tried the case granted the company’s motion for a new trial, setting aside the unfavorable verdict in its totality. On September 29, 2005, in lieu of a new trial, the parties stipulated to a judgment of no liability in favor of either side and the action was dismissed with prejudice. As a result, $32.9 million of the second quarter 2005 charge was reversed in the third quarter of 2005, resulting in a net charge of $32.1 million for the hotel project settlement during 2005.

In addition to charges arising from the transportation infrastructure and Cayman Islands projects discussed above, during 2005 the segment recorded provisions totaling approximately $50 million relating to a number of other projects that had been the subject of dispute resolution activities. These losses included settlements on a resort hotel project in the Bahamas and two life sciences projects. The projects were bid under fixed price or guaranteed maximum commercial terms where the risk of variances in cost estimates remain with the company. Where the company had determined that cost incurred in excess of the contract price should be the responsibility of the owner, the company made claims against the owners for recovery of cost incurred. Dispute resolution activities were concluded on these matters and settlements finalized during 2005. Several other matters of lesser significance were concluded and incurred cost deemed to be unrecoverable, including certain legal fees, was recognized in 2005.

The company is involved in arbitration proceedings in connection with its London Connect Project (“LUL”), a $500 million lump-sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system. In February 2005, the company sought relief through arbitration proceedings for two issues. First, the company is seeking relief for the overall delay and disruption to the project. The arbitration hearings on the claim that relates to the contract time period of 2001 through 2003 has been held and an interim decision from the arbitrator was received in December 2006. The parties have each filed appeals relating to certain aspects of the decision and further hearings on those issues are expected in the spring of 2008. A claim for delay and disruption for the 2004 through 2005 time period has been submitted to the dispute resolution process. Reflecting the interim outcome for 2001 through 2003, the company has recognized $74 million in claims revenue relating to incurred costs attributed to the delay and disruption claims. In addition, the company was assessed and has paid $54 million representing its share of liquidated damages. This payment has not been recognized as a reduction in project revenue because it is expected that amounts assessed will be substantially recovered upon resolution of the company’s claims. The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment. The hearings on this issue have concluded and resulted in sustaining the company’s position that it did not have any responsibility for costs associated with this portion of the work under the contract.

New awards in the Industrial & Infrastructure segment were $4.5 billion during 2006, $2.3 billion in 2005 and $4.6 billion during 2004. New awards during 2006 increased across most of the segment’s business lines, with new mining projects representing approximately 45 percent of the total. The lower level of new awards in 2005 includes the impact of reduced spending by life sciences customers and the timing of receipt of large mining awards. New awards in 2004 included a variety of mining, life sciences and manufacturing projects throughout the world.

Backlog for the Industrial & Infrastructure segment increased to $5.4 billion at the end of 2006 from $3.9 billion at the end of 2005. For 2004, ending backlog was $5.1 billion. The 2005 decline includes the impact of  the lower level of new awards during the year and reductions relating primarily to the cancellations of a number of life sciences projects.

Total assets in the Industrial & Infrastructure segment increased to $686 million at December 31, 2006 from $490 million at December 31, 2005 as the principal result of revenue recognized in connection with the National Roads Telecommunications Services project discussed below under Financial Position and Liquidity.

Government   The Government segment had revenue of $2.9 billion, $2.7 billion and $2.3 billion for the years ended December 31, 2006, 2005 and 2004, respectively. Revenue in all three years includes reconstruction activity in Iraq and work for environmental restoration, engineering, construction, site operations and maintenance services at two major DOE sites: the Fernald Environmental Management Project (“Fernald”) in Ohio, which was completed in 2006, and the ongoing Hanford Environmental Management Project in Washington. Revenue during 2006 and 2005 includes hurricane relief activities in support of FEMA.

The six percent increase in revenue in 2006 compared with 2005 resulted from the continuation of hurricane relief activities in support of FEMA, which commenced in the second half of 2005, partially offset by reduced Iraq reconstruction and DOE project activity. The level of FEMA activity increased during early 2006, but began to decline in the third and fourth quarters of the year, as the company’s work on hurricane relief efforts was completed. The decline in DOE activity resulted largely from the completion of the Fernald project at the end of October, 2006. The 19 percent increase in revenue during 2005 resulted principally from new FEMA contracts associated with hurricane relief efforts in certain states bordering the Gulf of Mexico and an increase in reconstruction activity in Iraq.

The operating profit for the Government segment during 2006 was $17.7 million, compared with $83.7 million and $83.5 million in 2005 and 2004, respectively. Operating profit contribution during 2006 from FEMA contracts was more than offset by loss provisions totaling $183 million on the projects discussed below. Although 2005 operating profit increased due to the year’s revenue growth, that improvement was largely offset by loss provisions on the embassy projects discussed below.

The company has been performing work on 11 embassy projects for the United States Department of State under fixed-price contracts over the last three years. These projects have been adversely impacted by higher cost due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased cost to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of December 31, 2006, projects in Kazakhstan, Jamaica and Belize were completed and the facilities are occupied, bringing the total to nine embassies that have been completed. The project in Greece will be completed in early 2007 and, as of January 31, 2007, the physical completion of the Haiti embassy has progressed to approximately 40 percent.

During 2006, the company recognized provisions totaling $154 million for estimated cost overruns on these projects, including substantial amounts relating to the embassy in Haiti, where periods of civil unrest have resulted in significant unanticipated schedule delays and cost increases. In addition, at the site in Haiti, increased cost has resulted from collapsible soil conditions, additional client imposed requirements and subsequent increases in material quantities and the availability and productivity of construction labor. The company recognized provisions for estimated cost overruns on certain of the embassy projects totaling $56 million in 2005.

Claims for equitable adjustment on seven of the projects totaling approximately $81 million have been submitted or identified to date. As the first formal step in dispute resolution, the majority of these claims have now been certified in accordance with federal contracting requirements. As of December 31, 2006, $59 million in cost relating to these claims have been incurred and recognized in revenue. Additional claims continue to be evaluated.

In addition to the provisions on the embassy projects, provisions totaling $29 million were recognized during 2006 for subcontractor cost overruns on a fixed-price project at the Bagram Air Force Base in Afghanistan. Due to performance and quality issues, the primary subcontractor’s scope has been substantially reduced and the estimated cost to complete the project using alternative resources has further escalated. The provisions include the estimated impact of schedule delays and limited site access due to client imposed restrictions. The project is estimated to be completed in mid-2007.

New awards in the Government segment were $2.2 billion during 2006, compared with $2.5 billion during 2005 and $2.3 billion in 2004. During the past two years new awards have included emergency response work for FEMA, reconstruction activities in Iraq and the environmental restoration work at two DOE sites. Many projects performed on behalf of U.S. government clients under multi-year contracts provide for annual funding. As a result, new awards for the Government segment only reflect the annual award of work to be performed over the ensuing 12 months for annually-funded contracts. Backlog declined during 2006 to $840 million from $1.4 billion in 2005 and $1.5 billion in 2004 as the result of progress towards completion on the Fernald and Iraq contracts. FEMA awards have generally been performed very quickly and therefore have not significantly impacted backlog from one period to the next. The company no longer pursues projects in the embassy market.

Total assets in the Government segment were $597 million at December 31, 2006, down from $905 million at December 31, 2005. This decrease was the principal result of progress towards completion on the FEMA and Iraq reconstruction contracts. During 2005, segment assets increased from $654 million at December 31, 2004. This increase was the combined result of significant increases in accounts receivable and contract work in progress relating to FEMA and Iraq reconstruction projects, deferred cost associated with embassy claims and unbilled fees on the Fernald project.

The segment has recognized unbilled fees totaling $135 million on the Fernald project at December 31, 2006, up from $130 million at the end of 2005 and $91 million at the end of 2004. The unbilled fees, of which $118 million are included in other current assets and $17 million are included in other assets in the accompanying Consolidated Balance Sheet as of December 31, 2006, reflect the favorable impact of accelerated completion and will be billed and collected upon the completion of project close-out activities. Collection of substantially all of the unbilled fees is expected in the first half of 2007.

Global Services   The Global Services segment had revenue of $2.1 billion, $1.6 billion and $1.3 billion for the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 increase occurred broadly across the segment’s business. Increased operations and maintenance and equipment rental activities were the primary drivers of the 2005 increase. The segment continues to implement a disciplined growth strategy through widespread expansion of existing core competencies and regional deployment of new services and business models.

Operating profit for the Global Services segment was $152.4 million in 2006 compared with $113.7 million in 2005 and $100.0 million in 2004. The 2006 increase reflects the strong business environment extending across most of Global Services’ markets as well as the favorable impact of hurricane recovery activities. Operating profit margin in the Global Services segment was 7.1 percent, 7.2 percent and 7.8 percent for the years ended December 31, 2006, 2005 and 2004 respectively. The decline during 2005 resulted from a shift in the mix of business among the segment’s various service lines.

The equipment, temporary staffing, strategic sourcing and construction services business lines do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. Accordingly, new awards and backlog for the segment relate to the operations and maintenance activities only. In recent years, Global Services has derived larger percentages of its revenue and operating profit from short-duration operations and maintenance activities and from other business not traditionally reported in backlog.

New awards in the Global Services segment were $1.6 billion during 2006, $2.2 billion during 2005 and $1.5 billion during 2004. New awards in 2005 included two large multi-year operations and maintenance awards.

During 2006, backlog for the Global Services segment declined to $2.3 billion, compared with $2.5 billion at the end of 2005. Contributing to the 2006 backlog decline was the execution in 2006 of a substantial portion of a fixed-duration contract. Backlog increased 9 percent during 2005, from $2.3 billion at December 31, 2004. This growth was principally the result of the increase in new awards discussed in the preceding paragraph, although a change in scope on a large maintenance contract resulted in the removal of $400 million in materials cost from backlog during 2005.

Total assets in the Global Services segment increased to $721 million at December 31, 2006, up from $640 million at December 31, 2005 and $463 million at December 31, 2004 as the principal result of investments in equipment and working capital to support revenue growth.

Power   The Power segment reported revenue in 2006, 2005 and 2004, of $542 million, $384 million and $326 million, respectively. Revenue levels in recent years have been negatively impacted by the reduced level of construction of new power plants following the completion of the most recent building cycle in 2003.

Operating profit margin in the Power segment declined to 0.8 percent during 2006 from 3.5 percent during 2005 and 4.2 percent in 2004. The lower 2006 margin was the combined result of a charge associated with the final resolution of the Dearborn Industrial Project discussed below, a loss on another project, a concentration of projects that are in the early stages where profit recognition is generally lower and higher overhead spending in anticipation of increasing revenue in an expanding market. Although the power market is entering an expansion phase, that has not yet translated to significantly improved operating performance for the segment. The 2005 margin includes the negative impact of a loss on one project, partly offset by successful project close-out activities on a number of other projects. The 2004 margin reflects performance on projects that were either completed or nearing completion, where profit recognition is strongest, and a favorable settlement for a dispute relating to a project that was completed in 2002. The favorable results were partly offset by unexpected cost associated with a waste-coal power plant start-up and commissioning. Projects in the Power segment are often bid and awarded on a fixed price basis. This method of contracting provides opportunities for margin improvement resulting from successful execution, but also exposes the segment to the risk of cost overruns due to factors such as material cost and labor productivity variances or schedule delays.

The Dearborn Industrial Project (the “Project”) was a co-generation combined cycle power plant project in Dearborn, Michigan that was executed by the Duke/Fluor Daniel partnership. The owner/operator, Dearborn Industrial Generation (“DIG”), issued substantial change orders enlarging the scope of the project. The Project was severely delayed and DIG unilaterally took over completion and operation of the plant. Shortly thereafter, DIG drew upon a $30 million letter of credit. Subsequently, the matter was referred to arbitration and in December 2006 Duke/Fluor Daniel was awarded a net amount of $12 million. The award included full recovery of the letter of credit and certain other cost, but the arbitrators unexpectedly awarded DIG certain amounts. The company recognized a provision of $9 million in the fourth quarter of 2006 representing its proportionate share of the overall shortfall in recovery.

New awards in the Power segment are typically large in amount, but occur on an irregular basis. New awards of $635 million during 2006 include a plant retrofit project in South Carolina. New awards of $1 billion during 2005 included a contract for the installation of three flue-gas desulphurization units at a coal-fired power facility in Kentucky and a 200 megawatt power plant in Nevada. New awards of $612 million in 2004 included one for the recommissioning of a power plant in South Africa and a contract for the completion of a partially-constructed natural gas-fired plant in Nevada.

Backlog for the Power segment increased sequentially to $1.3 billion at December 31, 2006 from $1.1 billion at December 31, 2005 and from $552 million at December 31, 2004, reflecting growth in the number of projects in progress.

Total assets in the Power segment increased to $137 million at December 31, 2006 from $94 million at December 31, 2005 and $61 million at December 31, 2004, due to additional working capital associated with the higher level of project execution activities.

Corporate, Tax and Other Matters

Corporate   For the three years ended December 31, 2006, corporate administrative and general expenses were $178.8 million, $143.7 million and $142.4 million, respectively. Included in these amounts are non-operating expenses of $5 million relating principally to an investment impairment provision during 2006 and non-operating income of $9 million for each year 2005 and 2004. The 2005 and 2004 amounts relate primarily to gains from sales of portfolio properties in both years and a gain from disposal of a residual property interest in 2004. Corporate administrative and general expense, excluding non-operating items, increased 14 percent in 2006 and one percent in 2005. The 2006 increase includes $13.1 million from the adoption of the new share-based compensation accounting standard. Additionally, during 2006, expenses recorded with respect to the relocation of the corporate headquarters increased by $8.5 million.

On May 10, 2005, the company announced its decision to relocate its corporate headquarters from Southern California to the Dallas/Fort Worth metropolitan area. As of the end of the second quarter of 2006, the relocation was completed. Approximately 120 employees in Southern California who did not relocate to Texas left the company.  The cost of these employee displacements was accrued ratably starting in the third quarter of 2005 through the date of the employee departures. All other relocation and hiring cost has been charged to expense as incurred. Total relocation cost included in corporate administrative and general expense was $14.2 million and $5.7 million during 2006 and 2005, respectively.

The corporate facility in Aliso Viejo was sold in September 2005. A short-term, market rate lease-back agreement that was negotiated with the buyer terminated on June 30, 2006. The cost to construct the new Texas headquarters totaled $60 million and was funded from available cash resources including proceeds from the sale of the former headquarters facility.

Net interest income was $4.3 million, $7.4 million and $3.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 decrease was the net result of interest expense on outstanding commercial paper balances during the first six months of 2006 that were required to support project execution activities, an increase in the interest rates on those commercial paper borrowings and the consolidation of non-recourse project finance debt starting in the fourth quarter of 2005, partially offset by higher cash balances and investment interest rates during the second half of the year. Higher interest income in 2005 related principally to larger investment balances and higher short-term interest rates.

Tax   The effective tax rates on the company’s pretax earnings were 31.0 percent, 24.1 percent and 33.6 percent for the years 2006, 2005 and 2004, respectively. The 2006 effective tax rate includes a favorable benefit of the extraterritorial income exclusion, a domestic production activities deduction related to domestic construction projects and the reversal of certain valuation allowances resulting from the realization of associated tax benefits, partially offset by the unfavorable impact of tax rate changes on certain state deferred taxes.

The comparatively low 2005 tax rate was primarily attributable to a favorable audit settlement with the Internal Revenue Service, tax benefits associated with the dividends made pursuant to the American Jobs Creation Act of 2004 (the “AJCA”) as more fully discussed below and the reversal of certain valuation allowances resulting from the realization of tax benefits associated with such items on the tax returns. These items include certain net operating loss and tax credit carryforwards. In addition, the increased foreign activities of the company during the year also produced increased extraterritorial income exclusion tax benefit. These aforementioned favorable tax rate variances were partially offset by the tax effect recorded on certain foreign earnings which the company had previously planned to reinvest overseas indefinitely. During 2005, the company reviewed its intent with respect to such foreign earnings and decided to forego this permanent reinvestment plan. Accordingly, the 2005 tax rate reflects the U.S. tax effect on these earnings.

On October 22, 2004, the AJCA was signed into law. Among its various provisions, the AJCA creates a one-time incentive for U.S. corporations to repatriate certain qualified foreign earnings by providing an 85 percent dividends received deduction, subject to specific reinvestment guidelines and certain limitations. On December 21, 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation

Act of 2004” (“FSP 109-2”). FSP 109-2 allows companies additional time beyond the financial reporting period in which the AJCA was enacted to evaluate the effect of the AJCA on a company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purpose of applying Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”

On August 11, 2005, the company’s Domestic Reinvestment Plan (the “Plan”) prepared pursuant to the AJCA was approved by the company’s Chief Executive Officer. The Plan was ratified by the Executive Committee of the company’s Board of Directors on August 29, 2005.

On September 29, 2005, approximately $89 million was repatriated from certain foreign subsidiaries of the company, including certain previously taxed income and the base year amount as provided under the repatriation provision of the AJCA. The results of operations for 2005 included a tax benefit of $3.8 million attributable to the dividends received deduction, net of the foreign tax credits given up in exchange for such deduction.

Litigation and Matters in Dispute Resolution

Conex International v. Fluor Enterprises, Inc.

In November 2006, a Jefferson County, Texas, jury reached an unexpected verdict in the case of Conex International (“Conex”) v. Fluor Enterprises Inc. (“FEI”), ruling in favor of Conex and awarded $98.8 million in damages related to a 2001 construction project.

In 2001, Atofina (now part of Total Petrochemicals Inc.) hired Conex International to be the mechanical contractor on a project at Atofina’s refinery in Port Arthur, Texas. FEI was also hired to provide certain engineering advice to Atofina on the project. There was no contract between Conex and FEI. Later in 2001 after the project was complete, Conex and Atofina negotiated a final settlement for extra work on the project. Conex sued FEI in September 2003 alleging damages for interference and misrepresentation and demanding that FEI should pay Conex the balance of the extra work charges that Atofina did not pay in the settlement. Conex also asserted that FEI interfered with Conex’s contract and business relationship with Atofina. The jury verdict awarded damages for the extra work and the alleged interference.

The company will appeal the decision and believes, based on the advice of counsel, that it is probable that any judgment based on this verdict would be overturned. The company strongly believes that this verdict is supported neither by the facts nor the law and will pursue all possible avenues for reconsideration or appeal. Accordingly, the company did not recognize a charge reflecting the verdict amount.

As of December 31, 2006, a number of matters relating to completed and in progress projects are in the dispute resolution process. These include an Infrastructure Joint Venture Project and the London Connect Project, which are discussed above under “ — Industrial & Infrastructure” and certain Embassy Projects, which are discussed above under  “ — Government”.

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded. In January 2005 the arbitration panel indicated that it would be rendering its decision in two phases; the first to be a decision on entitlement and second, a decision on damages. On May 4, 2005 the arbitration panel issued a partial award on entitlement issues which confirmed Fluor’s entitlement to recovery of certain of its claims for cost incurred in construction of the plant. A decision determining the amount recoverable has yet to be issued by the arbitration panel.

Financial Position and Liquidity

Cash provided by operating activities during 2006 was $296 million compared with $409 million in 2005. Operating activities utilized $86 million during 2004. The 2005 amount includes $245 million collected in connection with the close-out of a project in Venezuela. The company used significant cash in 2004 to fund ongoing work and change orders relating to this project and the completion of nearly all work on Power segment projects that were being executed through the Duke/Fluor Daniel partnership. The company jointly announced with Duke Energy Corporation in 2003, the decision to dissolve the partnership. The dissolution has been largely completed with no significant impact on cash flows.

The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects. The increase in new awards over the last three years will continue to result in periodic start-up activities where the use of cash is greatest on projects for which cash is not provided by advances from clients. As work progresses on individual projects and client payments on invoiced amounts begin, cash used in start-up activities is recovered and cash flows tend to stabilize through project completion. Liquidity is also provided by substantial advance billings on contracts in progress. As customer advances are used in project execution and not replaced by advances on new projects, the company’s cash position will be reduced. In the event there is net investment in operating assets that exceeds available cash balances the company maintains short-term borrowing facilities to satisfy any periodic net operating cash outflows.

Cash from operating activities is used to provide contributions to the company’s defined contribution and defined benefit plans. While contributions to defined contribution plans have increased over the past three years in response to increases in the number of eligible employees, contributions to the defined benefit plans have shown more variability, at $41 million in 2006 compared with $89 million in 2005 and $30 million in 2004. The large contributions in 2005 were due in part to the variability of actual returns on plan assets coupled with the business objective to utilize available resources to maintain or achieve full funding of accumulated benefits in most of the plans. One plan that was not fully funded in 2004 received a contribution totaling $60 million during 2005, which provided full funding to the level of accumulated benefits as of the end of that year. As of December 31, 2006 and 2005 all plans are funded to the level of accumulated benefits.

Cash flows from investing activities during 2005 and 2004 included $45.0 million and $58.6 million, respectively, from the sale of real estate assets and a residual property interest. During 2006, 2005 and 2004, $39.3 million, $24.7 million and $22.2 million, respectively were received from the disposal of other property, plant and equipment. Property disposals relate primarily to ongoing renewal and replacements in the Global Services segment. The acquisition of Trend Western utilized cash of $33.0 million during 2004.

Cash utilized by investing activities in 2006, 2005 and 2004 included capital expenditures of  $274.1 million, $213.2 million and $104.4 million, respectively. Capital expenditures include $35.5 million in 2006 and $23.9 million in 2005 for construction of the new corporate headquarters facility in Texas, but otherwise relate primarily to the equipment operations in the Global Services segment that support engineering and construction projects. The increase in these capital expenditures over the past three years related largely to the ongoing renewal and replacement in the construction equipment operations, rental equipment to support reconstruction activity in Iraq in 2005 and 2004 and hurricane recovery in the United States during 2005. Capital expenditures in future periods will include equipment purchases for the equipment operations of the Global Services segment, renewal and refurbishment of other facilities and computer infrastructure in support of the company’s continuing investment in automated systems. New engineering and construction joint ventures of the Industrial & Infrastructure segment in the United Kingdom during 2005 required capital contributions totaling approximately $30 million.

During 2006, the company amended and restated its Senior Credit Facility, increasing the size from $800 million to $1.5 billion and extending the maturity to 2011.

During 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due 2024, realizing net proceeds of $323 million. Proceeds from the Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of the Aliso Viejo engineering and corporate offices through payoff of the lease financing.  Ownership of the Calgary, Canada facilities was also obtained during 2004 through the payoff of $28.6 million of lease financing using available Canadian cash balances.

In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion.  During the fourth quarter of 2005 and throughout 2006, the trigger price was achieved for the specified number of days and the Notes have therefore been classified as short-term debt as of December 31, 2006 and 2005. The company does not know the amount, if any, of the Notes that will be presented for conversion, and will use available cash balances to satisfy any required repayments.

In December 2004, the company filed a “shelf” registration statement for the issuance of up to $500 million of any combination of debt securities or common stock, the proceeds from which could be used for debt retirement, the funding of working capital requirements or other corporate purposes. Pursuant to the shelf registration statement, the company subsequently entered into a distribution agreement for up to 2,000,000 shares of common stock. During 2005 the company sold 758,367 shares under this distribution agreement, realizing net proceeds of $41.8 million. No shares were issued in 2006 or 2004 under this distribution agreement.

During 2006, non-recourse project financing provided $127.3 million of financing cash flow. During 2005, an equity bridge loan and non-recourse project financing provided $16.8 million and $57.6 million, respectively, of financing cash flow. These amounts relate to the consolidation of a joint venture, as discussed below under Non-Recourse Project Financing.

A warrant for the purchase of 460,000 shares was exercised in 2006, yielding proceeds of $16.6 million. Proceeds from stock option exercises provided cash flow of $15.2 million, $50.6 million and $61.7 million during 2006, 2005 and 2004, respectively. The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares under certain market conditions. No purchases were made during 2006, 2005 or 2004. The maximum number of shares that could be purchased under the existing repurchase program is 4.1 million shares. There is no present plan to purchase any shares under the existing program.

In the first quarter of 2006, the company’s Board of Directors authorized an increase in the quarterly dividend payable April 3, 2006 to $0.20 per share. Subsequent dividends have continued at this rate. Quarterly cash dividends declared totaled $0.16 per share in both 2005 and 2004. Declared dividends are typically paid during the month following the quarter in which they are declared. However, for the dividend paid to shareholders as of January 3, 2006, payment by the company to the disbursing agent occurred in the month of December 2005, resulting in two cash payments by the company in the fourth quarter of 2005. The payment and level of future cash dividends will be subject to the discretion of the company’s Board of Directors.

During 2006 and 2004, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. During 2005 the exchange rates for these currencies weakened against the U.S. dollar, and unrealized translation losses occurred. Unrealized gains of $10.3 million in 2006 and $40.0 million in 2004 and unrealized losses of $32.9 million in 2005 primarily relate to cash balances held in currencies other than the U.S. dollar. Because most of the cash held in foreign currencies will be used for project related expenditures in those currencies, the company’s exposure to realized exchange gains and losses is considered nominal.

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

Off-Balance Sheet Arrangements (including contractual obligations)   The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $2.1 billion in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. At December 31, 2006, the company had utilized $686 million of its letter of credit capacity. In addition, the company has $107 million in uncommitted lines for general cash management purposes. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.

Contractual obligations at December 31, 2006 are summarized as follows:

		Amount of Commitment Expiration Per Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	Over 5 years
$ in millions
Debt:
1.5% Convertible Senior Notes	$330	$330	$—	$—	$—
5.625% Municipal bonds	18	—	—	—	18
4.65% equity bridge loan	19	19	—	—	—
Non-recourse project finance debt	193	23	46	73	51
Interest on all obligations(1)	44	17	10	7	10
Operating leases(2)	277	35	74	45	123
Pension minimum funding(3)	217	15	97	105	—
Other post-employment benefits	49	6	13	11	19
Other compensation related obligations(4)	290	20	62	54	154
Guarantee of pollution control bonds	3	3	—	—	—
Total	$1,440	$468	$302	$295	$375

(1)                 Interest is based on the borrowings that are presently outstanding and the timing of payment indicated in the above table. Interest relating to possible future debt issuances is excluded since an accurate outlook of interest rates and amounts outstanding cannot be reasonably predicted.

(2)                 Operating leases are primarily for engineering and project execution office facilities in Sugar Land, Texas, the United Kingdom and various other U.S and international locations, equipment used in connection with long-term construction contracts and other personal property.

(3)                 The company generally provides funding to its U.S. and non-U.S. pension plans based on the minimum required by applicable regulations. In determining the minimum required funding, the company utilizes current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In management’s judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated. Where minimum funding as determined for each individual plan would not achieve a funded status to the level of accumulated benefit obligations, additional discretionary funding may be provided from available cash resources.

(4)                 Principally deferred executive compensation.

The company has a joint venture arrangement to design, build, finance and maintain an aircraft refueling facility at a United States Air Force base in Qatar for the Defense Energy Support Center, an agency of the Department of Defense. The company has a 27.5 percent interest in the joint venture company. On April 29, 2005, the joint venture entered into an agreement for project financing which includes a joint and several project completion guarantee by the members of the joint venture. The maximum potential amount of future payments that could be required under the guarantee is $76.5 million, the maximum principal amount available under the financing arrangement, plus any accrued interest. The facility has now been completed and was accepted by the customer in January 2007.

Non-Recourse Project Financing   During 2005, the company’s Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited (“GeneSYS”), which is consolidated in the company’s consolidated financial statements. The project was entered into with the United Kingdom Secretary of State for Transport (the “Highways Agency”) to design, build, maintain and finance a new integrated transmission network throughout England’s motorways. The project will be executed by GeneSYS in which the company owns a 45 percent interest and HSBC Infrastructure Fund Management Limited, which owns a 55 percent interest. GeneSYS will finance the engineering and construction (“E&C”) of upgraded telecommunications infrastructure with approximately $273 million

(£140 million) of non-recourse debt (the “term loan facility”) from a consortium of lenders (the “Banks”) along with joint venture member capital contributions totaling approximately $43 million (£22 million). The equity contributions by the joint venture members have been provided through equity bridge loans from the Banks. The loans have been guaranteed or secured in proportion to each member’s equity participation. The equity bridge loans are repayable upon completion of the upgrade at which time the equity members are required to fund their contributions to the joint venture, which is expected to occur in 2007.

Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture. The company’s 2006 and 2005 consolidated financial statements include the accounts of GeneSYS and accordingly, the non-recourse debt provided by the Banks totaling $192.8 million and $57.6 million at December 31, 2006 and 2005, respectively.  Included in the 2006 amount is $23.4 million that will become payable in 2007.

The term loan facility provides for interest only at LIBOR plus a margin of 95 basis points during construction of the upgraded facilities reducing to a margin of 90 basis points after completion of construction and continuing until fully repaid. Commitment fees are payable on unused portions of the facility. Payments commence in 2008 and are due in installments over the term of the services period ending in 2016.

The term loan facility is an obligation of GeneSYS and will never be a debt obligation of the company because it is non-recourse to the joint venture members. Accordingly, in the event of a default on the term loans, the lenders may only look to the resources of GeneSYS for repayment. The debt will never be repayable from assets of the company beyond its gross $19 million equity investment plus any un-remitted profits in the venture.

The contract has been segmented between the E&C and operations and maintenance (“O&M”) portions of the work to be performed. The E&C portion of the work is being accounted for using contract accounting revenue recognition principles. As of December 31, 2006, a total of $172.5 million of E&C revenue has been recognized, including $143.3 million during 2006, for which the related receivable is included in other noncurrent assets in the accompanying Consolidated Balance Sheet. Revenue in connection with O&M services including on-demand services will be recognized as earned through the life of the contract.

Guarantees   In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. The amount of guarantees outstanding measured on this basis totals $2.0 billion as of December 31, 2006. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The carrying value of the liability for guarantees is not material.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of December 31, 2006, the company had extended financial guarantees on behalf of certain clients and other unrelated third parties totaling approximately $4.9 million.

Inflation   Although inflation and cost trends affect the company, its engineering and construction operations are generally protected by the ability to fix cost at the time of bidding or to recover cost increases in cost reimbursable contracts. The company has taken actions to reduce its dependence on external economic conditions; however, management is unable to predict with certainty the amount and mix of future business.

Item 7A. Quantitative and Qualitative Discussions about Market Risk

The company invests excess cash in short-term securities that carry a floating money market rate of return. Additionally, a substantial portion of the company’s cash balances are maintained in foreign countries. The company’s presently outstanding debt instruments, except non-recourse and associated equity bridge loan project finance debt, carry a fixed rate coupon. The company’s exposure to interest rate risk on fixed rate debt is not material due to the low interest rates on these obligations. Outstanding project finance debt is subject to a floating interest rate and, commercial paper, when outstanding, is issued at current short-term interest rates, which could result in higher interest cost if such rates increase in the future.

The company does not currently use derivatives, such as swaps, to alter the interest characteristics of its short-term securities or its debt instruments. The company generally utilizes currency options and forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and does not engage in currency speculation. At December 31, 2006, the company had forward foreign exchange contracts of less than 15 months duration, to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts at December 31, 2006 was $242 million.

During 2006 and 2004, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar, resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. During 2005, the exchange rates for these currencies weakened against the U.S. dollar, and unrealized translation losses occurred. Because it is expected that most of this cash will be used for project execution expenditures in the currency in which it is held, the exposure to realized translation gains or losses is mitigated.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is submitted as a separate section of this Form 10-K. See Item 15 beginning on page F-1, below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2006, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-2 of this report, is incorporated herein by this reference.

Attestation Report of the Independent Registered Public Accounting Firm

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page F-3 of this report, and which is incorporated herein by this reference.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K (except for information pertaining to our executive officers, which information is set forth below) is hereby incorporated by reference from the information contained in the section entitled “Election of Directors — Biographical Information” in our Proxy Statement for our 2007 annual meeting of shareholders. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information contained in the section entitled “Stock Ownership and Stock-Based Holdings of Executive Officers and Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information regarding the Audit Committee is hereby incorporated by reference from the information contained in the section entitled “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” in our Proxy Statement.

Executive Officers of the Registrant

The following information is being furnished with respect to the company’s executive officers:

Name	Age	Position with the Company (1)
Ray F. Barnard	48	Chief Information Officer
Alan L. Boeckmann	58	Chairman and Chief Executive Officer
David E. Constable	45	Group President, Power
Stephen B. Dobbs	50	Senior Group President, Industrial & Infrastructure, Government and Global Services
Jeffery L. Faulk	56	Senior Group President, Energy & Chemicals and Power
Lawrence N. Fisher	63	Chief Legal Officer and Secretary
H. Steven Gilbert	59	Senior Vice President, Human Resources and Administration
Kirk D. Grimes	49	Group President, Global Services
John L. Hopkins	53	Group President, Government
Victor L. Prechtl	60	Vice President and Controller
David T. Seaton	45	Group President, Energy & Chemicals
D. Michael Steuert	58	Senior Vice President and Chief Financial Officer
Dwayne Wilson	48	Group President, Industrial & Infrastructure

(1)                Except where otherwise indicated, all references are to positions held with Fluor Corporation or one of its subsidiaries. All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors.

Ray F. Barnard

Mr. Barnard has been Chief Information Officer since February 2002. Prior to that, from 2000 – 2002, he was Senior Vice President of TradeMC, a developer and promoter of supplier networks for the procurement of capital goods in which the company had an ownership interest. Prior to that, he was Vice President, IBM Corporation from 1999 to 2000 and Executive Vice President of ENSCO Corporation from 1988 to 1999. Mr. Barnard joined the company in 2000.

Alan L. Boeckmann

Mr. Boeckmann has been Chairman and Chief Executive Officer since February 2002 and a member of the Board since 2001. Prior to that, he was President and Chief Operating Officer from February 2001 to February 2002; President and Chief Executive Officer of Fluor Daniel from March 1999 to February 2001; and Group President, Energy & Chemicals, from 1996 to 1999. Mr. Boeckmann joined the company in 1979 with previous service from 1974 to 1977.

David E. Constable

Mr. Constable has been Group President, Power since October 2005 and was Senior Vice President, Sales for Energy & Chemicals from 2003 to 2005. Prior to that, he was President, Operations & Maintenance and Telecommunications business lines from 2000 to 2003. Mr. Constable joined the company in 1982.

Stephen B. Dobbs

Mr. Dobbs will serve as Senior Group President, Industrial & Infrastructure, Government and Global Services, effective March 1, 2007. He has been Group President, Industrial and Infrastructure since September 2005 and was President, Infrastructure from 2002 to September 2005 and President, Transportation from 2001 to 2002. Prior to that, he was Vice President, Sales, Infrastructure from 1999 to 2001. Mr. Dobbs joined the company in 1980.

Jeffery L. Faulk

Mr. Faulk will serve as Senior Group President, Energy & Chemicals and Power, effective March 1, 2007. He has been Group President, Energy & Chemicals since September 2005 and was Group President, Oil, Gas & Power from October 2003 to September 2005. Prior to that, he was President and Chief Executive Officer of Duke/Fluor Daniel from 2001 to October 2003 and Senior Vice President Operations, Energy & Chemicals and Vice President Operations, Oil & Gas from 1996 to 2001. Mr. Faulk joined the company in 1973.

Lawrence N. Fisher

Mr. Fisher has been Chief Legal Officer and Secretary since 1996. He joined the company in 1974.

H. Steven Gilbert

Mr. Gilbert has been Senior Vice President, Human Resources and Administration since February 2002 and was Senior Vice President, Business and Work Process Integration from 1999 to February 2002. Mr. Gilbert joined the company in 1970.

Kirk D. Grimes

Mr. Grimes has been Group President, Global Services since October 2003 and was Group Executive, Oil & Gas from February 2001 to October 2003 and President, Telecommunications from 1998 to February 2001. Mr. Grimes joined the company in 1980.

John L. Hopkins

Mr. Hopkins has been Group President, Government since October 2003 and was Group Executive, Sales, Marketing and Strategic Planning from February 2002 to October 2003 and Group Executive, Fluor Global Services from September 2001 to February 2002. Prior to that, he was President and Chief Executive Officer of TradeMC, a developer and promoter of supplier networks for the procurement of capital goods in which the company had an ownership interest, from March 2000 to September 2001, and Group President, Sales & Marketing from 1988 to March 2000. Mr. Hopkins joined the company in 1984 as a result of the company’s acquisition of Strategic Organizational Systems, Inc.

Victor L. Prechtl

Mr. Prechtl has been Vice President and Controller since 1994. He joined the company in 1981.

David T. Seaton

Mr. Seaton will serve as Group President, Energy & Chemicals, effective March 1, 2007. He has been Senior Vice President, Sales for Energy & Chemicals and Chairman, Fluor Sales Board since September 2005; and prior to that, he was Senior Vice President, Chemicals Business Line from October 2004 to September 2005; Senior Vice President, Sales for Energy & Chemicals from March 2002 to October 2004; and Vice President, Sales from February 2000 to March 2002. Mr. Seaton joined the company in 1985.

D. Michael Steuert

Mr. Steuert has been Senior Vice President and Chief Financial Officer since May 2001. Prior to joining the company in 2001, he was Senior Vice President and Chief Financial Officer of Litton Industries, Inc., a major defense contractor, from 1999 to May 2001.

Dwayne Wilson

Mr. Wilson will serve as Group President, Industrial & Infrastructure, effective March 1, 2007. He has been Senior Vice President and General Manager, Mining & Metals since March 2004; and prior to that, he was President, Industrial & Infrastructure, Mining and Minerals from March 2002 to March 2004; and Vice President, Operations from February 2000 to January 2002. Mr. Wilson joined the company in 1980.

Code of Ethics

We have long maintained and enforced a Code of Business Conduct and Ethics that applies to all Fluor officers and employees, including our chief executive officer, chief financial officer, and principal accounting officer and controller. A copy of our Code of Business Conduct and Ethics, as amended, has been posted on the “Investors” portion of our website, www.fluor.com. Shareholders may request a free copy of our Code of Business Conduct and Ethics from:

Fluor Corporation
Attention: Investor Relations
6700 Las Colinas Boulevard
Irving, Texas 75039
(469) 398-7220

We have disclosed and intend to continue to disclose any changes or amendments to our code of ethics or waivers from our code of ethics applicable to our chief executive officer, chief financial officer, and principal accounting officer and controller by posting such changes or waivers to our website.

Corporate Governance

We have adopted Corporate Governance Guidelines, which are available on our website at www.fluor.com. Shareholders may also request a free copy of our Corporate Governance Guidelines from the address and phone number set forth under “Code of Ethics” above.

Certifications

In 2006, we submitted to the New York Stock Exchange certifications of our Chairman and Chief Executive Officer and our Chief Legal Officer that they were not aware of any violation by Fluor Corporation of the New York Stock Exchange’s corporate governance listing standards. In addition, we have filed with the Securities and Exchange Commission, as an exhibit to this Form 10-K with respect to fiscal year 2006, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosure.

Item 11. Executive Compensation

Information required by this item is included in the “Executive Compensation,” “Directors Compensation”  and “Compensation Committee Interlocks and Insider Participation” sections of our Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the “Stock Ownership and Stock-Based Holdings of Executive Officers and Directors,” “Stock Ownership of Certain Beneficial Owners,” and “Executive Compensation” sections of our Proxy Statement, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the shares of common stock that may be issued under the Company’s equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by shareholders (1)	256,070	$84.24	2,764,284
Equity compensation plans not approved by shareholders (2)	434,387	$30.69	0
Total	690,457	$50.57	2,764,284

(1)                Consists of the 2000 Restricted Stock Plan for Non-Employee Directors, as amended in 2006, under which no securities are currently issuable upon exercise of outstanding options, warrants or rights, and the 2003 Executive Performance Incentive Plan, as amended in 2005.

(2)                Consists of 172,906 shares issuable under the company’s 2000 Executive Performance Incentive Plan (the “2000 Plan”) and 261,481 shares issuable under the company’s 2001 Key Employee Performance Incentive Plan (the “2001 Plan”). The 2000 Plan and 2001 Plan were broad-based plans that provided for the issuance of up to12,000,000 and 3,600,000 shares of common stock, respectively, pursuant to stock options, restricted stock, incentive awards or stock units. Any person who was a full-time “exempt” employee or prospective employee of the company or any consultant or advisor of the company was eligible for the grant of awards under the 2000 Plan and 2001 Plan. No awards under the 2001 Plan were granted to executive officers of the company. The 2000 Plan and 2001 Plan were terminated when the company’s 2003 Executive Performance Incentive Plan was approved by shareholders at the company’s annual shareholders meeting in 2003.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is included in the “Certain Relationships and Related Transactions” and “Determination of Independence of Directors” sections of the “Corporate Governance” portion of our Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item is included in the “Ratification of Appointment of Auditor” section of our Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

Our consolidated financial statements at December 31, 2006 and December 31, 2005 and for each of the three years in the period ended December 31, 2006 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this report, beginning on page F-1.

2. Financial Statement Schedules:

No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits:

Exhibit	Description
3.1

Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2007).
4.1

Indenture between Fluor Corporation and Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2004).

10.1

Distribution Agreement between the Registrant and Fluor Corporation (renamed Massey Energy Company) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 7, 2000).

10.2

Tax Sharing Agreement between the Registrant and Fluor Corporation (renamed Massey Energy Company) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 7, 2000).

10.3

Fluor Corporation 2000 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2005).

10.4

Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated on August 2, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2006).

10.5

Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on March 21, 2002).

10.6

Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.7	Directors’ Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.8	Fluor Executives’ Supplemental Benefit Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.9

Fluor Corporation Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).

10.10	Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004).
10.11

2001 Key Employee Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2005).

10.12	2001 Fluor Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on March 21, 2002).
10.13

Fluor Corporation 2003 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2005).

10.14

Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.15

Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004).

10.16

Amended and Restated Credit Agreement, dated as of September 7, 2006, among Fluor Corporation, BNP Paribas, as Administrative Agent and an Issuing Lender, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2006).

10.17

Special Retention Agreement, dated March 27, 2006, between Fluor Corporation and John Hopkins (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).

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
March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer and Director:
/s/ ALAN L. BOECKMANN	Chairman of the Board and	March 1, 2007
Alan L. Boeckmann	Chief Executive Officer
Principal Financial Officer:
/s/ D. MICHAEL STEUERT	Senior Vice President and	March 1, 2007
D. Michael Steuert	Chief Financial Officer
Principal Accounting Officer:
/s/ VICTOR L. PRECHTL	Vice President and	March 1, 2007
Victor L. Prechtl	Controller
Other Directors:
/s/ PETER J. FLUOR	Director	March 1, 2007
Peter J. Fluor
/s/ JAMES T. HACKETT	Director	March 1, 2007
James T. Hackett
/s/ KENT KRESA	Director	March 1, 2007
Kent Kresa
/s/ VILMA S. MARTINEZ	Director	March 1, 2007
Vilma S. Martinez
/s/ DEAN R. O’HARE	Director	March 1, 2007
Dean R. O’Hare
/s/ JOSEPH W. PRUEHER	Director	March 1, 2007
Joseph W. Prueher
/s/ LORD ROBIN RENWICK, K.C.M.G.	Director	March 1, 2007
Lord Robin Renwick, K.C.M.G.
/s/ PETER S. WATSON	Director	March 1, 2007
Peter S. Watson
/s/ SUZANNE H. WOOLSEY	Director	March 1, 2007
Suzanne H. Woolsey

FLUOR CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2006.

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

March 1, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Fluor Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fluor Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fluor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Fluor Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2006 of Fluor Corporation and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 28, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Fluor Corporation

We have audited the accompanying consolidated balance sheets of Fluor Corporation as of December 31, 2006 and 2005, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in the Stock Plans and the Retirement Benefits Notes to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation and defined benefit pension and other postretirement plans, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fluor Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 28, 2007

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31
(in thousands, except per share amounts)	2006	2005	2004
TOTAL REVENUE	$14,078,506	$13,161,051	$9,380,277
TOTAL COST OF REVENUE	13,522,033	12,725,123	8,960,236
OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	178,817	143,723	142,388
Interest expense	23,013	16,289	15,446
Interest income	(27,347)	(23,666)	(18,951)
Total cost and expenses	13,696,516	12,861,469	9,099,119
EARNINGS BEFORE TAXES	381,990	299,582	281,158
INCOME TAX EXPENSE	118,538	72,309	94,463
NET EARNINGS	$263,452	$227,273	$186,695
BASIC EARNINGS PER SHARE	$3.05	$2.68	$2.29
DILUTED EARNINGS PER SHARE	$2.95	$2.62	$2.25
SHARES USED TO CALCULATE EARNINGS PER SHARE
Basic	86,337	84,820	81,562
Diluted	89,196	86,656	82,795

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION
CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$976,050	$789,016
Accounts and notes receivable	904,364	850,203
Contract work in progress	921,062	1,110,650
Deferred taxes	182,522	151,215
Other current assets	339,588	207,138
Total current assets	3,323,586	3,108,222
PROPERTY, PLANT AND EQUIPMENT
Land	39,438	38,032
Buildings and improvements	310,021	252,862
Machinery and equipment	869,520	731,489
Construction in progress	14,068	25,210
	1,233,047	1,047,593
Less accumulated depreciation	540,921	466,055
Net property, plant and equipment	692,126	581,538
OTHER ASSETS
Goodwill	77,636	77,150
Investments	143,638	115,871
Deferred taxes	143,272	75,797
Pension assets	—	238,494
Deferred compensation trusts	246,965	205,026
Other	247,647	172,347
Total other assets	859,158	884,685
	$4,874,870	$4,574,445
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$804,050	$1,003,886
Convertible Senior Notes	329,999	330,000
Equity bridge loan	19,126	—
Non-recourse project finance debt	23,376	—
Advance billings on contracts	531,548	475,498
Accrued salaries, wages and benefits	389,694	344,315
Other accrued liabilities	308,474	185,636
Total current liabilities	2,406,267	2,339,335
LONG-TERM DEBT DUE AFTER ONE YEAR	17,686	34,465
NON-RECOURSE PROJECT FINANCE DEBT	169,443	57,558
NONCURRENT LIABILITIES	551,002	512,529
CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common — authorized 150,000,000 shares ($0.01 par value); issued and outstanding — 88,041,301 and 87,088,202 shares in 2006 and 2005, respectively	880	871
Additional capital	654,137	629,901
Unamortized executive stock plan expense	—	(39,777)
Accumulated other comprehensive income (loss)	(148,332)	9,103
Retained earnings	1,223,787	1,030,460
Total shareholders’ equity	1,730,472	1,630,558
	$4,874,870	$4,574,445

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
(in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$263,452	$227,273	$186,695
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	124,142	101,998	87,036
Amortization of intangibles	2,016	2,126	2,177
Restricted stock and stock option amortization	34,719	18,493	16,039
Minority interest	(14,884)	(14,183)	23,288
Adjust deferred compensation trust assets to fair value	(22,939)	(14,742)	(13,666)
Adjust deferred compensation obligation to fair value	25,224	18,595	15,543
Funding of deferred compensation trust	(19,000)	(3,500)	(9,000)
Taxes paid on vested restricted stock	(14,649)	(10,774)	(8,414)
Deferred taxes	987	(55,677)	4,054
Stock option tax benefit	(12,639)	16,904	14,009
Retirement plan accrual, net of contributions	(5,191)	(56,890)	14,815
Unbilled fees receivable	(5,085)	(38,897)	(36,792)
Changes in operating assets and liabilities	(36,503)	241,619	(361,881)
Gain on sale of real estate	—	(14,618)	(12,545)
Equity in earnings of investees	(16,804)	(15,624)	(1,317)
Insurance proceeds	9,345	—	—
Currency translation	5,295	3,505	(3,803)
Other items	(21,325)	3,067	(2,428)
Cash provided (utilized) by operating activities	296,161	408,675	(86,190)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(274,055)	(213,207)	(104,432)
Acquisitions	—	—	(33,000)
Investments	(371)	(13,215)	358
Proceeds from sale of real estate and residual property interest	—	45,049	58,607
Proceeds from disposal of property, plant and equipment	39,326	24,731	22,151
Other items	(2,717)	(2,490)	514
Cash utilized by investing activities	(237,817)	(159,132)	(55,802)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of non-recourse project financing	127,284	57,558	—
Equity bridge loan	—	16,798	—
Proceeds from issuance of convertible debt	—	—	330,000
Debt issuance cost	—	—	(7,490)
Increase (decrease) in short-term borrowings, net	—	(129,940)	8,471
Repayment of facilities financing	—	—	(128,581)
Stock options and warrants exercised	31,770	50,550	61,687
Stock option tax benefit	12,639	—	—
Net proceeds from issuance of common stock	—	41,820	—
Cash dividends paid	(52,863)	(68,665)	(53,476)
Other items	(447)	(219)	(586)
Cash provided (utilized) by financing activities	118,383	(32,098)	210,025
Effect of exchange rate changes on cash	10,307	(32,946)	39,982
Increase in cash and cash equivalents	187,034	184,499	108,015
Cash and cash equivalents at beginning of year	789,016	604,517	496,502
Cash and cash equivalents at end of year	$976,050	$789,016	$604,517

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Unamortized	Accumulated
				Executive	Other
			Additional	Stock Plan	Comprehensive	Retained
(in thousands, except per share amounts)	Shares	Amount	Capital	Expense	Income (Loss)	Earnings	Total
BALANCE AT DECEMBER 31, 2003	82,102	$821	$415,078	$(24,412)	$(35,335)	$725,382	$1,081,534
Comprehensive income
Net earnings	—	—	—	—	—	186,695	186,695
Foreign currency translation adjustment (net of deferred taxes of $25,469)	—	—	—	—	42,103	—	42,103
Pension plan adjustment (net of deferred taxes of $1,628)	—	—	—	—	(3,798)	—	(3,798)
Total comprehensive income							225,000
Cash dividends ($0.64 per share)	—	—	—	—	—	(53,476)	(53,476)
Exercise of stock options	2,011	20	61,667	—	—	—	61,687
Stock option tax benefit	—	—	14,009	—	—	—	14,009
Amortization of executive stock plan expense	—	—	—	16,039	—	—	16,039
Restricted stock cancelled for withholding tax	(215)	(2)	(8,412)	—	—	—	(8,414)
Cancellation of restricted stock	(31)	(1)	(698)	112	—	—	(587)
Issuance of restricted stock	671	7	25,489	(25,496)	—	—	—
BALANCE AT DECEMBER 31, 2004	84,538	$845	$507,133	$(33,757)	$2,970	$858,601	$1,335,792
Comprehensive income
Net earnings	—	—	—	—	—	227,273	227,273
Foreign currency translation adjustment (net of deferred taxes of $9,270)	—	—	—	—	(24,383)	—	(24,383)
Pension plan adjustment (net of deferred taxes of $13,078)	—	—	—	—	30,516	—	30,516
Total comprehensive income							233,406
Cash dividends ($0.64 per share)	—	—	—	—	—	(55,414)	(55,414)
Issuance of common stock	758	8	41,812	—	—	—	41,820
Exercise of stock options	1,525	15	50,535	—	—	—	50,550
Stock option tax benefit	—	—	16,904	—	—	—	16,904
Amortization of executive stock plan expense	—	—	—	18,493	—	—	18,493
Restricted stock cancelled for withholding tax	(184)	(2)	(10,772)	—	—	—	(10,774)
Cancellation of restricted stock	(37)	—	(1,406)	1,187	—	—	(219)
Issuance of restricted stock	488	5	25,695	(25,700)	—	—	—
BALANCE AT DECEMBER 31, 2005	87,088	$871	$629,901	$(39,777)	$9,103	$1,030,460	$1,630,558
Comprehensive income
Net earnings	—	—	—	—	—	263,452	263,452
Foreign currency translation adjustment (net of deferred taxes of $13,351)	—	—	—	—	22,725	—	22,725
Total comprehensive income							286,177
Pension plan adjustment (net of deferred taxes of $108,162)	—	—	—	—	(180,160)	—	(180,160)
Cash dividends ($0.80 per share)	—	—	—	—	—	(70,125)	(70,125)
Exercise of stock options and warrants	900	8	31,762	—	—	—	31,770
Stock option tax benefit	—	—	12,639	—	—	—	12,639
Reclassification upon adoption of new accounting standard	—	—	(39,777)	39,777	—	—	—
Amortization of executive stock plan expense	—	—	34,719	—	—	—	34,719
Restricted stock cancelled for withholding tax	(169)	(1)	(14,649)	—	—	—	(14,650)
Cancellation of restricted stock	(49)	—	(456)	—	—	—	(456)
Issuance of restricted stock	271	2	(2)	—	—	—	—
BALANCE AT DECEMBER 31, 2006	88,041	$880	$654,137	$—	$(148,332)	$1,223,787	$1,730,472

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the company and its subsidiaries. The equity method of accounting is used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is accounted for on the cost method. Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company recognizes its proportionate share of venture revenue, cost and operating profit in its Consolidated Statement of Earnings and generally uses the one-line equity method of accounting in the Consolidated Balance Sheet. The company evaluates the applicability of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) “Consolidation of Variable Interest Entities” (see Financing Arrangements) to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards.

All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2005 and 2004 have been reclassified to conform with the 2006 presentation.

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

Engineering and Construction Contracts

The company recognizes engineering and construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared with total estimated contract cost. Customer-furnished materials, labor and equipment and, in certain cases subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under contract work in progress. Amounts billed to clients in excess of revenue recognized to date are classified as current liabilities under advance billings on contracts. The company anticipates that substantially all incurred cost associated with contract work in progress at December 31, 2006 will be billed and collected in 2007. The company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Unapproved change orders are accounted for in revenue and cost when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of contract price.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation and Amortization

Property, plant and equipment are recorded at cost. Assets are depreciated principally using the straight-line method over the following ranges of estimated useful service lives, in years:

	December 31		Estimated Useful
	2006	2005	Service Lives
(cost in thousands)
Buildings	$281,389	$230,970	20 – 40
Leasehold improvements	28,632	21,892	6 – 10
Machinery and equipment*	766,916	656,622	2 – 10
Furniture and fixtures	102,604	74,867	1 – 10

*  Approximately 50 percent of the machinery and equipment is construction equipment that is depreciated over service lives ranging from 2 to 5 years.

Leasehold improvements are amortized over the shorter of their economic lives or the lease terms.

Goodwill is not amortized but is subject to annual impairment tests. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. During 2006, the company completed its annual goodwill impairment tests in the first quarter and has determined that none of the goodwill is impaired.

Intangibles arising from business acquisitions are amortized over the useful lives of those assets, ranging from one to nine years.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company’s financial statements or tax returns.

Judgment is required in determining the consolidated provision for income taxes as the company considers its worldwide taxable earnings and the impact of the continuing audit process conducted by various tax authorities. The final outcome of these audits by foreign jurisdictions, the Internal Revenue Service and various state governments could differ materially from that which is reflected in the Consolidated Financial Statements.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, and the company will be required to adopt this interpretation in the first quarter of 2007. The company continues to evaluate the impact of FIN 48 but does not expect that the adoption of FIN 48 will have a material impact on the financial statements.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities, using the treasury stock method. Potentially dilutive securities include employee stock options and restricted stock, a warrant for the purchase of 460,000 shares prior to its

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

exercise in September 2006 and the 1.5 percent Convertible Senior Notes (see Financing Arrangements below for information about the Convertible Senior Notes.)

Dilutive securities included in the determination of shares used to compute diluted EPS are as follows:

	Year Ended December 31
	2006	2005	2004
(shares in thousands)
Employee stock options and restricted stock	701	1,007	1,157
Conversion equivalent of dilutive convertible debt	1,966	643	—
Warrant	192	186	76
Total	2,859	1,836	1,233

Derivatives and Hedging

The company uses currency options and forward exchange contracts to hedge certain foreign currency transactions entered into in the ordinary course of business. At December 31, 2006, the company had approximately $242 million of forward exchange contracts outstanding relating to engineering and construction contract obligations. The company does not engage in currency speculation. The forward exchange contracts generally require the company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, the company could be at risk for any currency related fluctuations. The contracts are of varying duration, none of which extend beyond March 2008. The company formally documents its hedge relationships at the inception of the agreements, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. All existing fair value hedges are determined to be highly effective. As a result, the impact to earnings due to hedge ineffectiveness is immaterial for 2006, 2005 and 2004.

The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which cost is incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. Under certain limited circumstances, such foreign currency payment provisions could be deemed embedded derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). As of December 31, 2006 and 2005, the company had no significant embedded derivatives in any of its contracts.

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

Stock Plans

In December 2004, the FASB issued SFAS 123-R, “Share-Based Payment” (“SFAS 123-R”), which is a revision of SFAS 123 “Accounting for Stock Based Compensation (“SFAS 123”). SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,”

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and related Interpretations (“APB 25”) and amends SFAS 95, “Statement of Cash Flows.”  Generally, the approach in SFAS 123-R is similar to the approach described in SFAS 123. However, SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Upon adoption of SFAS 123-R, pro forma disclosure is no longer an alternative. Recorded compensation cost for new stock option grants is measured using the requirement of SFAS 123-R for 2006. For preceding years, recorded expense was measured using the intrinsic value method prescribed by APB 25, that is, the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. All unvested options outstanding under the company’s option plans have grant prices equal to the market price of the company’s stock on the dates of grant. Compensation cost for restricted stock is determined based on the fair value of the stock at the date of grant. Compensation cost for stock appreciation rights and performance equity units is determined based on the change in the fair market value of the company’s stock during the period.

The company has elected the modified prospective method of application and, accordingly, has not restated the previously reported financial condition, operating results or the presentation of cash flows. The elimination of additional capital associated with unvested restricted shares resulted in an offsetting reversal of unamortized executive stock plan expense upon implementation of SFAS 123-R. Additionally, the presentation of cash flows for 2006 has been modified to reflect the benefits of tax deductions for stock compensation in excess of recognized compensation cost as financing cash flows, with an offsetting amount in operating cash flows, as now required.

Previously, under APB 25, no compensation cost was recognized for unvested stock options where the grant price was equal to the market price on the date of grant and the vesting provisions were based only on the passage of time. Had the company recorded compensation expense using the accounting method recommended by SFAS 123-R, net earnings and earnings per share would have been reduced to the pro forma amounts as follows:

	Year Ended December 31
	2005	2004
(in thousands)
Net earnings
As reported	$227,273	$186,695
Stock-based employee compensation expense, net of tax	(1,914)	(8,642)
Pro forma	$225,359	$178,053
Basic net earnings per share
As reported	$2.68	$2.29
Pro forma	$2.66	$2.18
Diluted net earnings per share
As reported	$2.62	$2.25
Pro forma	$2.60	$2.15

The company has not historically considered retirement eligibility in determining stock-based compensation expense, including expense associated with stock options and restricted stock. The adoption of SFAS 123-R required the company to assume the first date on which an employee becomes eligible to retire in determining the amortization period for stock-based awards. For example, if the employee is eligible for retirement two years from the date of grant, the amortization period is to be no longer than two years rather than the specified service period over which awards normally vest. Retirement eligibility has been considered in the determination of periodic expense on a prospective basis for 2006 awards. Compensation expense associated with awards granted in prior periods has continued to be recognized using historical straight-line amortization practices based on award specific vesting periods.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The impact of using retirement eligibility in determining stock option expense would have been to decrease the pro forma adjustments shown above by approximately 70 percent for 2005 and approximately 65 percent for 2004, with offsetting increases in preceding years. The impact of using retirement eligibility to determine amortization periods for all restricted stock awarded before 2006 would have been to increase recorded restricted stock amortization expense by approximately one-third for 2005 and 2004.

The impact of using retirement eligibility to determine amortization periods for 2006 stock option and restricted stock awards was to increase pretax amortization expense by approximately $2.9 million and $8.5 million, respectively, for an aggregate after-tax impact of $0.08 per diluted share for the year.

Comprehensive Income (Loss)

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The company reports the cumulative foreign currency translation adjustments, adjustments related to recognition of minimum pension liabilities and, starting in 2006, unrecognized net actuarial losses on such pension plans, as components of accumulated other comprehensive income (loss). At December 31, 2006, accumulated other comprehensive loss represents cumulative foreign currency translation adjustments of $31.8 million (net of deferred taxes of $19.1 million) and net actuarial losses associated with retirement plans of $180.2 million (net of deferred taxes of $108.2 million) that resulted from the adoption during 2006 of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). This statement requires that the funded status of plans, measured as the difference between plan assets at fair value and the benefit obligations, be recognized in the statement of financial position and that various items be recognized in other comprehensive income before they are recognized in periodic benefit cost.

During 2006 and 2004, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. During 2005 the exchange rates for these currencies weakened against the U.S. dollar, and unrealized translation losses occurred. Most of these unrealized gains or losses relate to cash balances held in currencies other than the U.S. dollar.

Relocation of Corporate Headquarters

On May 10, 2005, the company announced its decision to relocate its corporate headquarters from Southern California to the Dallas/Fort Worth metropolitan area. As of the end of the second quarter of 2006, the relocation was completed. Approximately 120 employees in Southern California who did not relocate to Texas left the company.  The cost of these employee displacements was accrued ratably starting in the third quarter of 2005 through the date of the employee departures. All other relocation and hiring cost was charged to expense as incurred. For the years ended December 31, 2006 and 2005, corporate administrative expenses include $14.2 million and $5.7 million, respectively, for relocation cost.

The corporate facility in Aliso Viejo was sold in September 2005. A short-term, market rate lease-back agreement that was negotiated with the buyer terminated on June 30, 2006. The cost of the new Texas headquarters totaled approximately $60 million and was funded from available cash resources including proceeds from the sale of the former headquarters facility.

Business Investments and Acquisitions

From time to time, the company enters into investment arrangements, including joint ventures, which are related to its engineering and construction business.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2004, Del-Jen, Inc. (“Del-Jen”), which the company acquired in 2003, acquired Trend Western Technical Corporation (“Trend Western”), a provider of logistics and operations services to military bases in the United States and Guam for $33.0 million in cash. This acquisition further enhanced the company’s ability to serve the federal government marketplace and expanded the service offering and the international reach of Del-Jen. The company recorded goodwill of $18.0 million and intangible assets of $10.0 million. The intangible assets are being amortized over useful lives ranging from four to nine years. The acquisition did not have a material impact on the company’s consolidated financial statements.

The company’s consolidated financial statements include the operating results of Trend Western from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the company’s consolidated results of operations.

Consolidated Statement of Cash Flows

The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows comprise:

	Year Ended December 31
	2006	2005	2004
(in thousands)
(Increase) decrease in:
Accounts and notes receivable	$(42,174)	$(99,650)	$(116,880)
Contract work in progress	189,588	(33,963)	(249,596)
Other current assets	(65,385)	(2,591)	(9,603)
Long-term receivables	(139,262)	(29,225)	—
Increase (decrease) in:
Accounts payable	(199,836)	280,976	150,453
Advances from affiliate	—	—	(44,548)
Advance billings on contracts	56,050	85,603	(90,986)
Accrued liabilities	164,516	40,469	(721)
(Increase) decrease in operating assets and liabilities	$(36,503)	$241,619	$(361,881)
Cash paid during the year for:
Interest	$13,915	$14,307	$13,685
Income taxes	127,055	114,804	62,493

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Taxes

The income tax expense (benefit) included in the Consolidated Statement of Earnings is as follows:

	Year Ended December 31
	2006	2005	2004
(in thousands)
Current:
Federal	$3,836	$39,028	$8
Foreign	98,117	81,343	78,899
State and local	13,551	3,334	4,880
Total current	115,504	123,705	83,787
Deferred:
Federal	(20,081)	(31,543)	7,252
Foreign	12,682	(13,572)	6,126
State and local	10,433	(6,281)	(2,702)
Total deferred	3,034	(51,396)	10,676
Total income tax expense	$118,538	$72,309	$94,463

A reconciliation of U.S. statutory federal income tax expense to income tax expense is as follows:

	Year Ended December 31
	2006	2005	2004
(in thousands)
U.S. statutory federal tax expense	$133,697	$104,854	$98,405
Increase (decrease) in taxes resulting from:
State and local income taxes	4,768	3,476	1,416
Items without tax effect, net	4,805	5,575	3,801
Foreign earnings not previously tax effected under APB 23	—	5,070	—
Rate change-state deferreds	10,822	—	—
Sec 199, Domestic Production Activities Deduction	(2,688)	—	—
Section 965 Dividend	—	(3,827)	—
Extraterritorial income exclusion/Foreign Sales Corporation tax benefit	(13,352)	(7,163)	(3,252)
Tax return adjustments and settlements	—	(15,682)	732
Valuation allowance reversal (due to realization of benefits on tax returns)	(15,769)	(20,405)	(5,756)
Disposition of assets	—	80	(1,288)
Other, net	(3,745)	331	405
Total income tax expense	$118,538	$72,309	$94,463

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31
	2006	2005
(in thousands)
Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$185,900	$72,399
Employee time-off accrual	32,487	29,081
Project and non-project reserves	124,425	63,385
Workers’ compensation insurance accruals	12,989	11,792
Tax basis of investments in excess of book basis	55,044	54,011
Net operating loss carryforwards	30,134	38,747
Capital loss carryforwards	7,223	8,851
Lease related expenditures	7,781	5,559
Unrealized currency loss	4,050	469
Tax credit carryforwards	—	64,462
Other	9,833	13,799
Total deferred tax assets	469,866	362,555
Valuation allowance for deferred tax assets	(46,114)	(57,077)
Deferred tax assets, net	423,752	305,478
Deferred tax liabilities:
Residual U.S. tax on unremitted non-U.S. earnings	(66,247)	(62,951)
Translation adjustments	(19,420)	(6,069)
Book basis of property, equipment and other capital costs in excess of tax basis	(5,485)	(3,700)
Other	(6,806)	(5,746)
Total deferred tax liabilities	(97,958)	(78,466)
Net deferred tax assets	$325,794	$227,012

The company has non-U.S. net operating loss carryforwards of approximately $50 million at December 31, 2006. The non-U.S. losses largely relate to the company’s operations in Chile, Germany, Indonesia, Ireland, Spain and Malaysia. Of the $50 million non-U.S. losses, $36 million can be carried forward indefinitely while $5 million will expire by 2011, $4 million and $2 million will expire in 2020 and 2021, respectively, and the remaining $3 million, representing the aggregate total of several amounts, each of which is immaterial, will expire between 2007 and 2013 in various jurisdictions.

The company has non-U.S. capital loss carryforwards of approximately $11 million at December 31, 2006. The U.S. capital loss carryfoward of $10 million expired in 2006, whereas the non-U.S. capital losses may be carried forward indefinitely.

The company had foreign tax credit carryforwards of approximately $58 million and alternative minimum tax credit carryforwards of approximately $6 million at December 31, 2005. The company fully utilized these tax credit carryforwards in 2006.

The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for certain net operating and capital loss carryforwards for non-U.S. subsidiaries, and certain

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reserves on investments. The net decrease in the valuation allowance during 2006 was primarily due to the utilization of certain tax carryforwards.

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

United States and foreign earnings before taxes are as follows:

	Year Ended December 31
	2006	2005	2004
(in thousands)
United States	$158,106	$28,176	$39,610
Foreign	223,884	271,406	241,548
Total	$381,990	$299,582	$281,158

During 2006, U.S. operating profit increased significantly as the primary result of the level of work performed by the Government segment in continuing support of the Federal Emergency Management Agency (“FEMA”) for hurricane relief efforts, while losses related to certain international embassy projects also being performed by the Government segment reduced foreign operating profit.

Retirement Benefits

The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees. Contributions to defined contribution retirement plans are based on a percentage of the employee’s compensation. Expense recognized for these plans of approximately $59 million, $51 million and $45 million in the years ended December 31, 2006, 2005 and 2004, respectively, is primarily related to domestic engineering and construction operations. Contributions to defined benefit pension plans are generally at the minimum annual amount required by applicable regulations. During 2006, the company contributed $2.5 million to the domestic defined benefit cash balance plan and an aggregate $38.9 million to non-U.S. pension plans. Payments to retired employees under these plans are generally based upon length of service, age and/or a percentage of qualifying compensation. The defined benefit pension plans are primarily related to domestic and international engineering and construction salaried employees and U.S. craft employees.

During the third quarter of 2005, the company implemented a plan design change to a non-U.S. defined benefit plan, retroactive to January 1, 2005 and revised certain assumptions for the plan. The impact of these changes was a reduction of $7.7 million to net periodic pension expense for that year.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net periodic pension expense for defined benefit pension plans includes the following components:

	Year Ended December 31
	2006	2005	2004
(in thousands)
Service cost	$34,753	$31,423	$35,490
Interest cost	43,637	41,533	42,594
Expected return on assets	(60,650)	(52,580)	(50,667)
Amortization of transition asset	9	12	(701)
Amortization of prior service cost	(107)	(109)	(114)
Recognized net actuarial loss	18,274	15,631	18,547
Net periodic pension expense	$35,916	$35,910	$45,149

The ranges of assumptions indicated below cover defined benefit pension plans in Australia, Germany, the United Kingdom, the Netherlands and the United States. These assumptions are based on the then current economic environment in each host country at the end of each respective annual reporting period.

December 31
	2006	2005	2004
For determining benefit obligations at year-end:
Discount rates	4.50-6.00%	4.00-5.50%	5.00-5.75%
Rates of increase in compensation levels	3.00-4.00%	3.00-4.00%	3.00-4.00%
For determining net periodic cost for the year:
Discount rates	4.00-5.50%	5.00-5.75%	5.00-6.00%
Rates of increase in compensation levels	3.00-4.00%	3.00-4.00%	3.00-4.00%
Expected long-term rates of return on assets	5.00-8.00%	5.00-8.00%	5.00-8.00%

The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. An extended period of low long-term interest rates has had the effect of increasing plan liabilities and if expected long-term returns on plan assets are not achieved, future funding obligations could increase substantially. Assuming no changes in current assumptions, the company expects to fund approximately $40 million to $60 million for the calendar year 2007, which is in excess of the minimum funding required. If the discount rate were reduced by 25 basis points, plan liabilities would increase by approximately $34 million. Determination of the discount rate includes consideration of yield curves on non-callable high quality bonds having maturities that are consistent with the expected timing of future payments to plan participants.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the weighted average target and actual allocations of plan assets:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans
	Target	Plan Assets December 31		Target	Plan Assets December 31
	Allocation	2006	2005	Allocation	2006	2005
Asset category:
Equity securities	60%	57%	53%	42%	42%	37%
Debt securities	40%	40%	29%	52%	44%	44%
Real estate	0%	1%	0%	0%	3%	0%
Other	0%	2%	18%	6%	11%	19%
Total	100%	100%	100%	100%	100%	100%

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

The following benefit payments for defined benefit pension plans, which reflect expected future service, as appropriate, are expected to be paid:

Year Ended December 31,
(in thousands)
2007	$43,735
2008	46,429
2009	50,215
2010	51,625
2011	54,979
2012 – 2016	325,984

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Measurement dates for all of the company’s defined benefit pension plans are December 31. The following table sets forth the change in benefit obligation, plan assets and funded status of all of the plans:

	December 31
	2006	2005
(in thousands)
Change in pension benefit obligation
Benefit obligation at beginning of year	$884,418	$839,053
Service cost	34,753	31,423
Interest cost	43,637	41,533
Employee contributions	5,873	5,134
Currency translation	55,653	(57,033)
Actuarial loss	18,898	58,161
Benefits paid	(37,270)	(33,853)
Benefit obligation at end of year	1,005,962	884,418
Change in plan assets
Fair value at beginning of year	838,533	758,584
Actual return on plan assets	85,031	69,498
Company contributions	41,426	89,192
Employee contributions	5,873	5,134
Currency translation	52,903	(50,022)
Benefits paid	(37,270)	(33,853)
Fair value at end of year	986,496	838,533
Funded status	(19,466)	(45,885)
Unrecognized net actuarial loss	—	284,539
Unrecognized prior service cost	—	(169)
Unrecognized net asset	—	9
Pension (liability) asset	$(19,466)	$238,494

The total accumulated benefit obligation for all of the plans as of December 31, 2006 and 2005 is $924.8 million and $810.1 million, respectively.

Defined benefit pension plan amounts recognized in the Consolidated Balance Sheet as of December 31, 2006 and 2005 are as follows:

	December 31
	2006	2005
(in thousands)
Pension assets	$—	$238,494
Accrued benefit cost included in noncurrent liabilities	(19,466)	—
Other comprehensive loss	279,928	—

Upon the adoption of SFAS 158 in 2006, the unrecognized net actuarial loss and an immaterial amount of unrecognized prior service cost were charged to accumulated other comprehensive loss. During 2007, approximately $16.6 million of the amount of accumulated other comprehensive loss shown above is expected to be recognized as components of net periodic benefit cost.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

One non-U.S. plan has plan assets in excess of the projected benefit obligation. The following table sets forth selected aggregate information for the other defined benefit pension plans, which have a projected benefit obligation in excess of plan assets as of December 31, 2006 and 2005:

	December 31
	2006	2005
(in thousands)
Projected benefit obligation	$997,166	$873,381
Fair value of plan assets	972,141	824,042

None of the company’s defined benefit pension plans had accumulated benefit obligations in excess of plan assets as of December 31, 2006 or 2005.

In addition to the company’s defined benefit pension plans, the company and certain of its subsidiaries provide health care and life insurance benefits for certain retired employees. The health care and life insurance plans are generally contributory, with retiree contributions adjusted annually. The accumulated postretirement benefit obligation at December 31, 2006, 2005 and 2004 was determined in accordance with the current terms of the company’s health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 9 percent in 2007 down to 5 percent in 2011 and beyond. The effect of a 1 percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation and interest cost by approximately $1.6 million and $0.1 million, respectively. The effect of a 1 percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and interest cost by approximately $1.5 million and $0.1 million, respectively.

Net periodic postretirement benefit cost includes the following components:

	Year Ended December 31
	2006	2005	2004
(in thousands)
Service cost	$—	$—	$—
Interest cost	1,541	1,712	1,808
Expected return on assets	—	—	—
Amortization of prior service cost	—	—	—
Actuarial adjustment	—	—	—
Recognized net actuarial loss	1,120	1,032	746
Net periodic postretirement benefit cost	$2,661	$2,744	$2,554

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the change in benefit obligation of the company’s postretirement benefit plans:

	Year Ended December 31
	2006	2005
(in thousands)
Change in postretirement benefit obligation
Benefit obligation at beginning of year	$30,094	$30,919
Service cost	—	—
Interest cost	1,541	1,712
Employee contributions	5,477	5,638
Actuarial (gain) loss	(1,415)	2,721
Benefits paid	(10,376)	(10,896)
Benefit obligation at end of year	$25,321	$30,094
Funded status	$(25,321)	$(30,094)
Unrecognized net actuarial loss	—	10,927
Accrued postretirement benefit obligation	$(25,321)	$(19,167)

Upon adoption of SFAS 158 in 2006, the unrecognized net actuarial loss totaling $8.4 million as of December 31, 2006 was charged to accumulated other comprehensive loss. At December 31, 2006 and 2005, $4 million of the accrued postretirement benefit obligation is classified in current liabilities and the balance is classified in noncurrent liabilities.

The discount rate used in determining the postretirement benefit obligation was 6 percent at December 31, 2006, 5.5 percent at December 31, 2005 and 5.75 percent at December 31, 2004. The discount rate used for postretirement obligations is determined based on the same considerations discussed above that impact defined benefit plans in the United States. Benefit payments, as offset by employee contributions, are not expected to change significantly in the future.

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

Fair Value of Financial Instruments

The estimated fair values of the company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
Assets:
Cash and cash equivalents	$976,050	$976,050	$789,016	$789,016
Notes receivable, including noncurrent portion	26,716	26,716	25,727	25,727
Long-term investments	3,678	4,141	6,677	7,145
Liabilities:
1.5% Convertible Senior Notes	329,999	504,075	330,000	465,300
Non-recourse project finance debt	192,819	192,819	57,558	57,558
Other debt obligations	36,812	37,556	34,465	35,583
Other financial instruments:
Foreign currency contracts	12,336	12,336	(738)	(738)
Letters of credit	—	2,880	—	3,201
Lines of credit	—	2,647	—	1,183

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Financing Arrangements

During the third quarter of 2006 the company amended and restated its Senior Credit Facility, increasing the size from $800 million to $1.5 billion and extending the maturity to 2011, which provides for revolving loans and letters of credit. Borrowings on committed lines bear interest at rates based on the London Interbank Offered Rate (“LIBOR”) plus an applicable borrowing margin. At December 31, 2006, no amounts were outstanding for commercial paper or funded loans. The company now has a total of $2.1 billion in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. At December 31, 2006, the company had utilized $686 million of its letter of credit capacity. In addition, the company has $107 million in uncommitted lines for general cash management purposes. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.

Consolidated debt consists of the following:

	December 31
	2006	2005
(in thousands)
Current:
1.5% Convertible Senior Notes	$329,999	$330,000
Equity bridge loan	19,126	—
Non-recourse project finance debt	23,376	—
Long-Term:
5.625% Municipal bonds	17,686	17,667
Equity bridge loan	—	16,798
Non-recourse project finance debt	169,443	57,558

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Interest on the notes is payable semi-annually on February 15 and August 15 of each year. On or after February 17, 2005, the notes are convertible into shares of the company’s common stock par value $0.01 per share, at a conversion rate of 17.875 shares per each $1,000 principal amount of notes at an initial conversion price of $55.94 per share, subject to adjustment as described in the prospectus supplement, if (a) the closing price of the company’s common stock exceeds a specified trigger price for a specified period of time, (b) the company calls the notes for redemption or (c) upon the occurrence of specified corporate transactions. Additionally, conversion of the notes may occur only during the fiscal quarter immediately following the quarter in which the trigger price is achieved. Upon conversion, the company initially had the right to deliver, in lieu of common stock, cash or a combination of cash and shares of the company’s stock but, as discussed below, has subsequently irrevocably elected to pay the principal in cash. During the fourth quarter of 2005 and each subsequent quarter of 2006, the trigger price was achieved for the specified number of days and the notes have therefore been classified as short-term debt as of December 31, 2006 and 2005.

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

Pursuant to the requirements of Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“Issue 04-8”), the company includes in the diluted EPS computations shares that may be issuable upon conversion of the Notes. On December 30, 2004, the company irrevocably elected to pay the principal amount of the convertible debentures in cash and therefore, there is no dilutive impact on EPS unless the average stock price exceeds the conversion price of $55.94. Throughout 2006, and during the second, third and fourth quarters of 2005, the conversion price was exceeded. Accordingly, the treasury stock method of accounting has been used for the excess of the closing market stock price at the end of each of those reporting periods over $55.94 in calculating diluted EPS. Upon conversion, any stock appreciation amount above the conversion price of $55.94 will be satisfied by the company through the issuance of common stock which thereafter will be included in calculating both basic and diluted EPS.

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

Non-Recourse Project Finance Debt

The company has engaged in certain transactions involving variable interest entities. In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46-R”). FIN 46-R provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

National Roads Telecommunications Services (“NRTS”) Project

During 2005 the company’s Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited (“GeneSYS”), which is consolidated in the company’s consolidated financial statements. The project was entered into with the United Kingdom Secretary of State for Transport (the “Highways Agency”) to design, build, maintain and finance a new integrated transmission network throughout England’s motorways. The project will be executed by GeneSYS, in which the company owns a 45 percent interest, and HSBC Infrastructure Fund Management Limited, which owns a 55 percent interest. GeneSYS will finance the engineering and construction (“E&C”) of upgraded telecommunications infrastructure with approximately $273 million (£140 million) of non-recourse debt (the “term loan facility”) from a consortium of lenders (the “Banks”) along with joint venture member capital contributions totaling approximately $43 million (£22 million). The equity contributions by the joint venture members have been provided through equity bridge loans from the Banks. The loans have been guaranteed or secured in proportion to each member’s equity participation. The equity bridge loans are repayable upon completion of the upgrade at which time the equity members are required to fund their contributions to the joint venture, which is expected to occur in 2007.

Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture. The company’s 2006 and 2005 consolidated financial statements include the accounts of GeneSYS, and accordingly, the non-recourse debt provided by the Banks totaling $192.8 million and $57.6 million at December 31, 2006 and 2005, respectively. Included in the 2006 amount is $23.4 million that will become payable in 2007.

The term loan facility provides for interest only at LIBOR plus a margin of 95 basis points during construction of the upgraded facilities reducing to a margin of 90 basis points after completion of construction and continuing until fully repaid. Commitment fees are payable on unused portions of the facility. Payments commence in 2008 and are due in installments over the term of the services period ending in 2016. Principal installments due during the years ended December 31, 2008, 2009, 2010, 2011 and thereafter total $16 million, $30 million, $35 million, $38 million and $51 million, respectively.

The term loan facility is an obligation of GeneSYS and will never be a debt obligation of the company because it is non-recourse to the joint venture members. Accordingly, in the event of a default on the term loans, the lenders may only look to the resources of GeneSYS for repayment. The debt will never be repayable from assets of the company beyond its gross $19 million equity investment plus any un-remitted profits in the venture.

The contract has been segmented between the E&C and operations and maintenance (“O&M”) portions of the work to be performed. The E&C portion of the work is being accounted for using contract accounting revenue recognition principles. As of December 31, 2006, a total of $172.5 million of E&C revenue has been recognized, including $143.3 million during 2006, for which the related receivable is included in other noncurrent assets in the accompanying Consolidated Balance Sheet. Revenue in connection with O&M services including on-demand services will be recognized as earned through the life of the contract.

Other

During 2006 and 2005, the company issued commercial paper at a discount with a weighted average effective interest rate of 5.09 percent and 2.94 percent, respectively.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2004, the company filed a “shelf” registration statement for the issuance of up to $500 million of any combination of debt securities or common stock, the proceeds from which could be used for debt retirement, the funding of working capital requirements or other corporate purposes. Pursuant to the shelf registration statement, the company subsequently entered into a distribution agreement for up to 2,000,000 shares of common stock. During 2005, the company sold 758,367 shares under this distribution agreement, realizing net proceeds of $41.8 million. No shares were issued in 2006 or 2004 under this distribution agreement.

Other Noncurrent Liabilities

The company maintains appropriate levels of insurance for business risks. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities include $15 million and $13 million at December 31, 2006 and 2005, respectively, relating to these liabilities. For certain professional liability risks the company’s retention amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported because there is insufficient claims history or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.

The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The deferrals can earn either market-based fixed or variable rates of return, at the option of the participants. At December 31, 2006 and 2005, $309 million and $272 million, respectively, of obligations related to these plans are included in noncurrent liabilities. To fund these obligations, the company has established non-qualified trusts, which are classified as noncurrent assets. These trusts held primarily marketable equity securities valued at $247 million and $205 million at December 31, 2006 and 2005, respectively. Periodic changes in fair value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate participants’ investment results, which are also reflected in earnings.

Stock Plans

The company’s executive stock plans provide for grants of nonqualified or incentive stock options, restricted stock awards and stock appreciation rights (“SARS”). All executive stock plans are administered by the Organization and Compensation Committee of the Board of Directors (“Committee”) comprised of outside directors, none of whom are eligible to participate in the plans. Option grant prices are determined by the Committee and are established at the fair value of the company’s common stock at the date of grant. Options and SARS normally extend for 10 years and become exercisable over a vesting period determined by the Committee, which can include accelerated vesting for achievement of performance or stock price objectives. Recorded compensation cost for share-based payment arrangements totaled $21.5 million, $12.7 million and $12.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, net of recognized tax benefits of $12.9 million, $7.7 million and $7.4 million, respectively.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes restricted stock and stock option activity:

	Restricted Stock		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2003	1,607,652	$27	4,446,022	$32
Granted	671,050	38	—	—
Expired or canceled	(30,704)	27	(33,070)	38
Vested/exercised	(664,369)	27	(2,010,998)	31
Outstanding at December 31, 2004	1,583,629	$32	2,401,954	$33
Granted	487,905	53	—	—
Expired or canceled	(36,921)	40	(1,620)	30
Vested/exercised	(536,684)	29	(1,524,730)	33
Outstanding at December 31, 2005	1,497,929	$39	875,604	$33
Granted	270,552	84	259,845	84
Expired or canceled	(49,260)	46	(4,610)	74
Vested/exercised	(492,137)	37	(440,382)	34
Outstanding at December 31, 2006	1,227,084	$50	690,457	$51
Exercisable at:
December 31, 2006	—	—	436,122	$31
December 31, 2005	—	—	729,394	34
December 31, 2004	—	—	1,986,761	33

At December 31, 2006, there were a maximum of 2,764,284 shares available for future grant. Shares available for future grant include shares which may be granted by the Committee under the company’s various stock plans, as either stock options, on a share-for-share basis, or restricted stock, on the basis of one share for each 1.75 available shares.

Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed and any performance objectives have been attained as established by the Committee. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the company. For the years 2006, 2005 and 2004, recognized compensation expense of $28.1 million, $18.5 million and $16.0 million, respectively, is included in corporate administrative and general expense related to restricted stock. The fair value of restricted stock that vested during those three years was $18.3 million, $16.0 million and $17.9 million, respectively. The balance of unamortized restricted stock expense at December 31, 2006 was $30.9 million, which is expected to be recognized over a weighted-average period of 6.0 years.

During the year ended December 31, 2006, the company issued 259,845 nonqualified stock options and 16,300 SARs, with annual vesting of 20 percent. During the years ended December 31, 2005 and 2004, the company issued no stock options or SARS as part of its executive incentive program. SARs paid upon exercise by the holders during 2006, 2005 and 2004 totaled $1.9 million, $2.1 million and $2.7 million, respectively.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Upon the adoption of SFAS 123-R during 2006, the company began recording the expense associated with stock options, which is included in corporate administrative and general expense in the accompanying Consolidated Statement of Earnings, and totaled $4.6 million for the year ($0.03 per diluted share after-tax). The total intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during 2006, 2005 and 2004 was $22.3 million, $42.6 million and $30.4 million, respectively. The balance of unamortized stock option expense at December 31, 2006 was $2.2 million, which is expected to be recognized over a weighted-average period of 4.1 years.

The $26 per share weighted-average fair value of 2006 option grants that was the basis for expense recognized in the year was determined using the Black-Scholes option pricing model and assumptions of a 4.74 year average life, 4.6 percent risk free interest rate, 1.0 percent expected dividend yield and 30 percent historical volatility.

At December 31, 2006, options outstanding have exercise prices between $25 and $95 per share, with a weighted-average exercise price of $51, a weighted-average remaining contractual life of 6.2 years and an aggregate intrinsic value of $21.9 million. Of the options outstanding, 434,387 have exercise prices between $25 and $45, with a weighted-average exercise price of $31 and a weighted-average remaining contractual life of 4.4 years; all of these options are exercisable. The remaining 256,070 have exercise prices between $84 and $95, with a weighted-average exercise price of $84 and a weighted-average remaining contractual life of 9.1 years; 1,735 of these options are exercisable with a weighted-average exercise price of $84 and a weighted-average remaining contractual life of 9.1 years. The aggregate intrinsic value of options exercisable at December 31, 2006 is $21.9 million.

Lease Obligations

Net rental expense amounted to approximately $162 million, $113 million and $90 million in the years ended December 31, 2006, 2005 and 2004, respectively. The company’s lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property.

The company’s obligations for minimum rentals under non-cancelable operating leases are as follows:

Year Ended December 31,
(in thousands)
2007	$34,700
2008	39,200
2009	35,100
2010	26,200
2011	18,800
Thereafter	123,100

Contingencies and Commitments

The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. The company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Clients have made claims arising from engineering and construction contracts against the company, and the company has made claims against clients for cost incurred in excess of the current contract provisions. Recognized claims against clients amounted to $200 million and $144 million at December 31, 2006 and 2005, respectively, and are included in contract work in progress in the accompanying Consolidated Balance Sheet. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of December 31, 2006, several matters on certain completed and in progress projects are in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

 Infrastructure Joint Venture Project

The company participates in a 50/50 joint venture that is executing a fixed-price transportation infrastructure project in California. The project continues to be subject to circumstances including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays, resulting in additional cost. During 2006, 2005 and 2004, provisions of $30 million, $24 million and $28 million, respectively, were recognized due to increasing estimated cost. The company continues to evaluate the impact of these circumstances on estimated total project cost, as well as claims for recoveries and other contingencies on the project. To date, the joint venture has submitted claims totaling approximately $130 million to the client. Cost of $59 million has been incurred by the joint venture relating to these claims as of December 31, 2006 and the company has recognized its $29 million proportionate share of this cost in revenue. The project is expected to be completed in the third quarter of 2007.

 London Connect Project

The company is involved in arbitration proceedings in connection with its London Connect Project (“LUL”), a $500 million lump-sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system. In February 2005, the company sought relief through arbitration proceedings for two issues. First, the company is seeking relief for the overall delay and disruption to the project. The arbitration hearings on the claim that relates to the contract time period of 2001 through 2003 has been held and an interim decision from the arbitrator was received in December 2006. The parties have each filed appeals relating to certain aspects of the decision and further hearings on those issues are expected in the spring of 2008. A claim for delay and disruption for the 2004 through 2005 time period has been submitted to the dispute resolution process. Reflecting the interim outcome for 2001 through 2003, the company has recognized $74 million in claims revenue relating to incurred cost attributed to the delay and disruption claims. In addition, the company was assessed and has paid $54 million representing its share of liquidated damages. This payment has not been recognized as a reduction in project revenue because it is expected that amounts assessed will be substantially recovered upon resolution of the company’s claims. The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment. The hearings on this issue have concluded and resulted in sustaining the company’s position that it did not have any responsibility for cost associated with this portion of the work under the contract.

 Embassy Projects

The company has been performing work on 11 embassy projects for the United States Department of State under fixed-price contracts over the last three years. These projects have been adversely impacted by higher cost due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased cost to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor difficulties and the availability and productivity of construction labor. As of December 31, 2006, projects in Kazakhstan, Jamaica and Belize were completed and the facilities are occupied, bringing the total to nine embassies that have been completed. The project in Greece will be completed in early 2007 and, as of January 31, 2007, the physical completion of the Haiti embassy has progressed to approximately 40 percent.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2006, the company recognized provisions totaling $154 million for estimated cost overruns on these projects, including substantial amounts relating to the embassy in Haiti, where periods of civil unrest have resulted in significant schedule delays and cost increases. In addition, at the site in Haiti, increased cost has resulted from collapsible soil conditions, additional client imposed requirements and subsequent increases in material quantities and the availability and productivity of construction labor. The company recognized provisions for estimated cost overruns on certain of the embassy projects totaling $56 million in 2005.

Claims for equitable adjustment on seven of the projects totaling approximately $81 million have been submitted or identified to date. As the first formal step in dispute resolution, the majority of these claims have now been certified in accordance with federal contracting requirements. As of December 31, 2006, $59 million in cost relating to these claims has been incurred and recognized in revenue. Additional claims continue to be evaluated.

 Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded. In January 2005 the arbitration panel indicated that it would be rendering its decision in two phases; the first to be a decision on entitlement and second, a decision on damages. On May 4, 2005 the arbitration panel issued a partial award on entitlement issues which confirmed Fluor’s entitlement to recovery of certain of its claims for cost incurred in construction of the plant. A decision determining the amount recoverable has yet to be issued by the arbitration panel.

 Dearborn Industrial Project
 Duke/Fluor Daniel (“D/FD”)

The Dearborn Industrial Project (the “Project”) was a co-generation combined cycle power plant project in Dearborn, Michigan that was executed by the Duke/Fluor Daniel partnership. The owner/operator, Dearborn Industrial Generation (“DIG”), issued substantial change orders enlarging the scope of the project. The Project was severely delayed and DIG unilaterally took over completion and operation of the plant. Shortly thereafter, DIG drew upon a $30 million letter of credit. Subsequently, the matter was referred to arbitration and in December 2006 Duke/Fluor Daniel was awarded a net amount of $12 million. The award included full recovery of the letter of credit and certain other cost but the arbitrators unexpectedly awarded DIG certain amounts. The company recognized a provision of $9 million in the fourth quarter of 2006 representing its proportionate share of the overall shortfall in recovery.

 Asbestos Matters

The company is a defendant in various lawsuits wherein plaintiffs allege exposure to asbestos fibers and dust due to work that the company may have performed at various locations. The company has substantial third party insurance coverage to cover a significant portion of existing and any potential cost, settlements or judgments. No material provision has been made for any present or future claims and the company does not believe that the outcome of any actions will have a material adverse impact on its financial position, results of operations or cash flows. The company has resolved a number of cases to date, which in the aggregate have not had a material adverse impact.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 Conex International v. Fluor Enterprises, Inc.

In November 2006, a Jefferson County, Texas, jury reached an unexpected verdict in the case of Conex International (“Conex”) v. Fluor Enterprises Inc. (“FEI”), ruling in favor of Conex and awarded $98.8 million in damages related to a 2001 construction project.

In 2001, Atofina (now part of Total Petrochemicals Inc.) hired Conex International to be the mechanical contractor on a project at Atofina’s refinery in Port Arthur, Texas. FEI was also hired to provide certain engineering advice to Atofina on the project. There was no contract between Conex and FEI. Later in 2001 after the project was complete, Conex and Atofina negotiated a final settlement for extra work on the project. Conex sued FEI in September 2003 alleging damages for interference and misrepresentation and demanding that FEI should pay Conex the balance of the extra work charges that Atofina did not pay in the settlement. Conex also asserted that FEI interfered with Conex’s contract and business relationship with Atofina. The jury verdict awarded damages for the extra work and the alleged interference.

The company will appeal the decision and believes, based on the advice of counsel, that it is probable that any judgment based on this verdict would be overturned. The company strongly believes that this verdict is supported neither by the facts nor the law, and will pursue all possible avenues for reconsideration or appeal. Accordingly, the company did not recognize a charge reflecting the verdict amount.

Guarantees

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. The amount of guarantees outstanding measured on this basis totals $2.0 billion as of December 31, 2006. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The carrying value of the liability for guarantees was not material as of December 31, 2006 or 2005.

The company has a joint venture arrangement to design, build, finance and maintain an aircraft refueling facility at a United States Air Force base in Qatar for the Defense Energy Support Center, an agency of the Department of Defense. The company has a 27.5 percent interest in the joint venture company. On April 29, 2005, the joint venture entered into an agreement for project financing which includes a joint and several project completion guarantee by the members of the joint venture. The maximum potential amount of future payments that could be required under the guarantee is $76.5 million, the maximum principal amount available under the financing arrangement, plus any accrued interest. The facility has now been completed and was accepted by the customer in January 2007.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of December 31, 2006, the company had extended financial guarantees on behalf of certain clients and other unrelated third parties totaling approximately $4.9 million.

Other Matters

A warrant held by a former partner in the company’s e-commerce procurement venture for the purchase of 460,000 shares at $36.06 per share was exercised in 2006, resulting in proceeds of $16.6 million. Value realized by the holder through exercise of the warrant offset royalties otherwise payable under a five-year cooperation and services agreement.

The company’s operations are subject to and affected by federal, state and local laws and regulations regarding the protection of the environment. The company maintains reserves for potential future environmental cost where such obligations are either known or considered probable, and can be reasonably estimated.

The company believes, based upon present information available to it, that its reserves with respect to future environmental cost is adequate and such future cost will not have a material effect on the company’s consolidated financial position, results of operations or liquidity. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup cost or the allocation of such cost among potentially responsible parties, or a determination that the company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional expenditures, or the provision of additional reserves in expectation of such expenditures.

Operations by Business Segment and Geographical Area

The company provides professional services on a global basis in the fields of engineering, procurement, construction and maintenance. Operations are organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides design, engineering, procurement, construction and project management professional services for upstream oil and gas production, downstream refining and certain petrochemicals markets. The Industrial & Infrastructure segment provides design engineering, procurement and construction professional services for transportation projects, mining, life sciences facilities, telecommunications projects, manufacturing facilities, commercial and institutional, microelectronics and healthcare facilities. The Government segment provides project management, engineering, construction and contingency response services to the United States government. The percentages of the company’s consolidated revenue from the United States government, which represents a significant customer, were 20 percent, 21 percent and 24 percent, respectively, during the years ended December 31, 2006, 2005 and 2004. The Global Services segment includes operations and maintenance, small capital project execution, equipment, industrial fleet outsourcing, plant turnaround, temporary staffing, strategic sourcing and construction-related support services. The Power segment provides professional services to the gas, solid fuel, nuclear and plant betterment marketplace.

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

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Government segment provides project management services to the United States government, particularly to the Department of Energy. The segment has recognized unbilled fees totaling $135 million related to the Fernald project at December 31, 2006. The unbilled fees, of which $118 million are included in other current assets and $17 million are included in other assets as of December 31, 2006, reflect the favorable impact of accelerated completion, and will be billed upon project completion. Collection of substantially all of the unbilled fees is expected in the first half of 2007.

The reportable segments follow the same accounting policies as those described in Major Accounting Policies. Management evaluates a segment’s performance based upon operating profit. Intersegment revenue is insignificant. The company incurs cost and expenses and holds certain assets at the corporate level which relate to its business as a whole. Certain of these amounts have been charged to the company’s business segments by various methods, largely on the basis of usage.

Engineering services for international projects are often performed within the United States or a country other than where the project is located. Revenue associated with these services has been classified within the geographic area where the work was performed.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating Information by Segment

	Year Ended December 31
	2006	2005	2004
(in millions)
External revenue
Oil & Gas	$5,368	$5,291	$3,429
Industrial & Infrastructure	3,171	3,200	2,074
Government	2,860	2,708	2,271
Global Services	2,138	1,578	1,280
Power	542	384	326
Total external revenue	$14,079	$13,161	$9,380
Operating profit (loss)
Oil & Gas	$306	$242	$161
Industrial & Infrastructure	76	(17)	62
Government	18	84	83
Global Services	152	114	100
Power	4	13	14
Total operating profit	$556	$436	$420
Depreciation and amortization
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	—	—	—
Government	5	4	2
Global Services	67	57	42
Power	—	—	—
Corporate and other	52	41	43
Total depreciation and amortization	$124	$102	$87
Total assets
Oil & Gas	$629	$575	$731
Industrial & Infrastructure	686	490	482
Government	597	905	654
Global Services	721	640	463
Power	137	94	61
Corporate and other	2,105	1,870	1,579
Total assets	$4,875	$4,574	$3,970
Capital expenditures
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	—	—	—
Government	8	—	—
Global Services	172	159	81
Power	—	—	—
Corporate and other	94	54	23
Total capital expenditures	$274	$213	$104

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reconciliation of Segment Information to Consolidated Amounts

	Year Ended December 31
	2006	2005	2004
(in millions)
Total segment operating profit	$556	$436	$420
Corporate administrative and general expense	179	144	143
Interest (income) expense, net	(5)	(8)	(4)
Earnings before taxes	$382	$300	$281

Non-Operating (Income) and Expense

The following table summarizes non-operating (income) and expense items reported in corporate administrative and general expense:

	Year Ended December 31
	2006	2005	2004
(in millions)
Sales of portfolio properties	$—	$(15)	$(7)
Disposal of residual property interest	—	—	(6)
Impairment of investment	4	2	—
Other items	1	4	4
Total	$5	$(9)	$(9)

Enterprise-Wide Disclosures

	External Revenue Year Ended December 31			Total Assets At December 31
	2006	2005	2004	2006	2005
(in millions)
United States *	$6,339	$5,326	$5,454	$3,028	$2,707
Canada	1,090	1,027	590	270	300
Asia Pacific (includes Australia)	1,346	1,032	315	176	382
Europe	1,717	2,740	1,737	1,212	624
Central and South America	1,805	1,491	897	69	353
Middle East and Africa	1,782	1,545	387	120	208
Total	$14,079	$13,161	$9,380	$4,875	$4,574

*                    Includes export revenue to unaffiliated customers of $1.4 billion, $1.7 billion and $1.2 billion in the years ended December 31, 2006, 2005 and 2004, respectively.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations:

	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
(in thousands, except per share amounts)
Year ended December 31, 2006
Revenue	$3,624,876	$3,456,430	$3,364,036	$3,633,164
Cost of revenue	3,440,499	3,294,870	3,317,401	3,469,263
Earnings before taxes	142,791	106,537	13,851	118,811
Net earnings	88,854	66,552	27,338	80,708
Earnings per share
Basic	$1.03	$0.77	$0.32	$0.93
Diluted	1.00	0.74	0.31	0.90
Year ended December 31, 2005
Revenue	$2,859,767	$2,919,942	$3,418,525	$3,962,817
Cost of revenue	2,741,199	2,888,095	3,237,647	3,858,182
Earnings before taxes	80,589	5,577	157,464	55,952
Net earnings (loss) (4)	47,393	(16,432)	131,189	65,123
Earnings (loss) per share
Basic	$0.57	$(0.19)	$1.54	$0.76
Diluted	0.56	(0.19)	1.51	0.74

(1)          The second quarter of 2005 includes a $65 million pretax charge associated with the unfavorable jury award on a project in the Cayman Islands and a $4.2 million pretax gain from the sale of excess real estate property.

 (2)        The third quarter of 2006 includes provisions totaling $168 million on fixed-price contracts in the Government and Industrial & Infrastructure segments. During that same quarter, a tax credit of $13.5 million was recognized due to the utilization of net operating loss carryforwards and an increase in the extraterritorial income exclusion and domestic production activities deduction.

Earnings before taxes in the third quarter of 2005 includes a $30.5 million pretax credit from the settlement of claims on a project in Venezuela, a $32.9 million pretax credit from the set aside of the second quarter unfavorable jury award and subsequent settlement of the Cayman Islands project recorded during the second quarter of 2005 and $10.3 million in pretax gains from the sale of excess portfolio real estate properties.

(3)          During the fourth quarter of 2005, a pretax charge of $19.1 million was recorded for employment related taxes in foreign jurisdictions that may be payable on behalf of certain expatriate employees.

(4)          Quarterly net earnings (loss) for 2005 were significantly impacted due to the tax effects of a number of factors, including foreign losses during the second quarter, the partial reversal of the Cayman Islands project jury award and the settlement of claims on a project in Venezuela in the third quarter and a favorable audit settlement, tax credits and repatriation of earnings from non-U.S. subsidiaries during the fourth quarter.