Form 10-Q
period 2007-03-31
FLUOR CORP
filed 2007-05-07
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  (X)           Accelerated filer  (   )           Non-accelerated filer   (   )

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   (   )        No   (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value – 88,179,014 shares outstanding on April 30, 2007.

FLUOR CORPORATION

FORM 10-Q

March 31, 2007

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three months ended March 31
(in thousands, except per share amounts)	2007	2006
TOTAL REVENUE	$3,641,804	$3,624,876

TOTAL COST OF REVENUE	3,464,320	3,440,499

OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	45,366	41,771
Interest expense	5,866	4,828
Interest income	(10,041)	(5,013)
Total Cost and Expenses	3,505,511	3,482,085
EARNINGS BEFORE TAXES	136,293	142,791
INCOME TAX EXPENSE	51,677	53,937
NET EARNINGS	$84,616	$88,854

EARNINGS PER SHARE
BASIC	$0.97	$1.03
DILUTED	$0.94	$1.00

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	86,964	85,912
DILUTED	89,948	88,907

DIVIDENDS DECLARED PER SHARE	$0.20	$0.20

 See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	March 31 2007	December 31 2006 *
ASSETS

Current assets
Cash and cash equivalents	$1,108,259	$976,050
Accounts and notes receivable	893,388	904,364
Contract work in progress	942,900	921,062
Deferred taxes	191,492	182,522
Other current assets	292,781	339,588
Total current assets	3,428,820	3,323,586

Property, plant and equipment (net of accumulated depreciation of $561,181 and $540,921, respectively)	693,785	692,126
Investments and goodwill	237,512	221,274
Deferred taxes	154,411	143,272
Deferred compensation trusts	250,809	246,965
Other	278,199	247,647
	$5,043,536	$4,874,870
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$827,784	$804,050
Convertible senior notes	329,999	329,999
Equity bridge loan	19,238	19,126
Non-recourse project finance debt	27,590	23,376
Advance billings on contracts	562,383	531,548
Accrued salaries, wages and benefits	428,248	389,694
Other accrued liabilities	269,358	308,474
Total current liabilities	2,464,600	2,406,267

Long-term debt due after one year	17,690	17,686
Non-recourse project finance debt	194,583	169,443
Noncurrent liabilities	606,987	551,002
Contingencies and commitments

Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value); none issued	--	--
Common – authorized 150,000,000 shares ($0.01 par value); issued and outstanding – 88,157,748 and 88,041,301 shares in 2007 and 2006 respectively	882	880
Additional capital	658,010	654,137
Accumulated other comprehensive loss	(145,201)	(148,332)
Retained earnings	1,245,985	1,223,787

Total shareholders’ equity	1,759,676	1,730,472

	$5,043,536	$4,874,870

*Amounts at December 31, 2006 have been derived from audited financial statements.

   See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three months ended March 31
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$84,616	$88,854

Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	34,591	27,754
Amortization of intangibles	491	369
Restricted stock and stock option amortization	6,953	8,320
Minority Interest	(1,820)	(589)
Adjust deferred compensation trust assets to fair value	(3,844)	(8,500)
Adjust deferred compensation obligation to fair value	5,019	5,535
Taxes paid on vested restricted stock	(9,210)	(12,768)
Deferred taxes	(13,783)	(14,325)
Stock option tax benefit	(5,247)	(8,115)
Retirement plan accrual, net of contributions	1,834	2,068
Unbilled fees receivable	(5,690)	(5,792)
Changes in operating assets and liabilities	78,379	(228,327)
Equity in earnings of investees	(2,800)	(4,254)
Currency translation	(2,894)	(5,475)
Other items	1,167	(3,054)
Cash provided (utilized) by operating activities	167,762	(158,299)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(48,461)	(56,145)
Investments	(57)	--
Proceeds from disposal of property, plant and equipment	11,109	6,772
Other items	(1,061)	(1,776)
Cash utilized by investing activities	(38,470)	(51,149)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of non-recourse project financing	28,231	14,294
Increase in short-term borrowings, net	--	45,087
Stock options exercised	1,179	11,908
Stock option tax benefit	5,247	8,115
Cash dividends paid	(34,988)	--
Other items	(16)	(258)
Cash provided (utilized) by financing activities	(347)	79,146
Effect of exchange rate changes on cash	3,264	(4,730)
Increase (decrease) in cash and cash equivalents	132,209	(135,032)

Cash and cash equivalents at beginning of period	976,050	789,016
Cash and cash equivalents at end of period	$1,108,259	$653,984

 See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)           The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2006 annual report on Form 10-K.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that can be expected for the full year.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first year that begins after November 15, 2007.  Pension, postretirement and share-based compensation arrangements are specifically excluded from the financial assets and financial liabilities to which the statement may be applied.  In addition, the statement would not change the accounting for financial assets and liabilities such as the non-qualified trusts that the company has established to fund deferred compensation programs or the related deferred compensation liabilities, which are valued at fair value under other existing accounting pronouncements.  The company does not expect to apply the statement to any other financial assets and liabilities.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly its consolidated financial position at March 31, 2007 and its consolidated results of operations and cash flows for the three months ended March 31, 2007 and 2006.

Certain 2006 amounts have been reclassified to conform with the 2007 presentation.

(2)           The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31
$ in thousands	2007	2006

Net earnings	$84,616	$88,854
Foreign currency translation adjustment	546	(1,594)
Amortization of net actuarial loss from pension plans	2,586	--

Comprehensive income	$87,748	$87,260

(3)           The effective tax rates, based on the company’s actual operating results for the three months ended March 31, 2007 and 2006, were consistent at approximately 38 percent.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods,

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006, and the company adopted this interpretation in the first quarter of 2007.

As a result of the adoption of FIN 48, the company recognized a cumulative-effect adjustment of $45 million, increasing its liability for unrecognized tax benefits, interest and penalties and reducing the January 1, 2007 balance of retained earnings.  As of the date of adoption, including the impact of recognizing the increase in liability noted above, the company’s unrecognized tax benefits totaled $351 million of which $166 million, if recognized, would affect the company’s effective tax rate.  There was no material change in unrecognized tax benefits during the three months ended March 31, 2007.

The company conducts business globally and, as a result, the company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the U.K. and the United States.  Although the company believes its tax estimates for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorable and unfavorable.  With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1996.

In connection with the Internal Revenue Service (“IRS”) examination of the company’s income tax returns for the tax years beginning November 1, 1995 through December 31, 2000, the IRS proposed certain significant adjustments that, if sustained, would result in additional taxes and penalties.  The company filed protests with IRS Appeals contesting many of the proposed adjustments and all of the proposed penalties.  It is reasonably possible that the company will reach an agreement for those years with IRS Appeals within the next 12 months.  Although the final outcome of a settlement with IRS Appeals is not yet determinable, the company anticipates significant favorable adjustments to unrecognized tax benefits.

The company recognizes potential interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.  As of March 31, 2007, the company has accrued $68 million for the potential payment of interest and penalties including $4 million that was recognized during the three months then ended.

(4)           Cash paid for interest was $5.3 million for both the three months ended March 31, 2007 and 2006.  Income tax payments, net of receipts, were $43.4 million and $55.9 million during the three-month periods ended March 31, 2007 and 2006, respectively.

(5)           Dilutive securities included in the determination of shares used to compute diluted earnings per share (“EPS”) are as follows:

	Three Months Ended March 31
(shares in thousands)	2007	2006

Employee stock options and restricted stock	763	681
Conversion equivalent of dilutive convertible debt	2,221	2,053
Warrant	--	261
Total	2,984	2,995

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)           Operating information by segment is as follows:

	Three Months Ended March 31
External Revenue (in millions)	2007	2006

Oil & Gas	$1,681.6	$1,191.2
Industrial & Infrastructure	773.3	762.9
Government	346.0	1,133.7
Global Services	634.6	459.3
Power	206.3	77.8
Total external revenue	$3,641.8	$3,624.9

	Three Months Ended March 31
Operating Profit (in millions)	2007	2006

Oil & Gas	$88.3	$56.7
Industrial & Infrastructure	21.1	13.6
Government	16.4	78.5
Global Services	46.9	35.6
Power	4.8	—
Total operating profit	$177.5	$184.4

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended March 31
(in millions)	2007	2006

Total segment operating profit	$177.5	$184.4
Corporate administrative and general expense	45.4	41.8
Interest income, net	(4.2)	(0.2)
Earnings before taxes	$136.3	$142.8

Corporate administrative and general expense includes non-operating expense of $1.4 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively.

Total assets in the Government segment decreased to $475 million at March 31, 2007 from $597 million at December 31, 2006 as the principal result of progress towards completion on the FEMA and Iraq reconstruction contracts. As of March 31, 2007, the segment has recognized cumulative unbilled fees totaling $129 million on the Fernald project, which was completed in 2006,  The unbilled fees, less a retention, are expected to be billed and collected in the second and third quarters of 2007.

(7)           During 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due 2024, realizing net proceeds of $323 million. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion.   During the fourth quarter of 2005 and all subsequent quarters, the trigger price was achieved for the specified number of days and the Notes have therefore been classified as short-term debt as of March 31, 2007 and December 31, 2006.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

National Roads Telecommunications Services (“NRTS”) Project

During 2005, the company’s Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited (“GeneSYS”), which is consolidated in the company’s consolidated financial statements.  The project was entered into with the United Kingdom Secretary of State for Transport (the “Highways Agency”) to design, build, maintain and finance a new integrated transmission network throughout England’s motorways.  The project will be executed by GeneSYS, in which the company owns a 45 percent interest, and HSBC Infrastructure Fund Management Limited, which owns a 55 percent interest.  GeneSYS will finance the engineering and construction (“E&C”) of upgraded telecommunications infrastructure with approximately $273 million (£140 million) of non-recourse debt (the “term loan facility”) from a consortium of lenders (the “Banks”) along with joint venture member capital contributions totaling approximately $43 million (£22 million).  The equity contributions by the joint venture members have been provided through equity bridge loans from the Banks.  These loans have been guaranteed or secured in proportion to each member’s equity participation.  The equity bridge loans are repayable upon completion of the upgrade at which time the equity members are required to fund their contributions to the joint venture, which is expected to occur in 2007.

Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture.  The company’s condensed consolidated financial statements include the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks totaling $222.2 million and $192.8 million at March 31, 2007 and December 31, 2006, respectively.

The term loan facility provides for interest only at LIBOR plus a margin of 95 basis points during construction of the upgraded facilities reducing to a margin of 90 basis points after completion of construction and continuing until fully repaid.  Commitment fees are payable on unused portions of the facility.  Payments commence in 2008 and are due in installments over the term of the service period ending in 2016.

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

The contract has been segmented between the E&C and operations & maintenance (“O&M”) portions of the work to be performed.  The E&C portion of the work is being accounted for using contract accounting revenue recognition principles.  As of March 31, 2007, a total of $203.8 million of E&C revenue has been recognized, including $31.3 million during 2007, for which the related receivable is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheet.  Revenue in connection with O&M services including on-demand services will be recognized as earned through the life of the contract.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(8)           Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended March 31
(in thousands)	2007	2006

Service cost	$9,648	$8,582
Interest cost	13,048	10,678
Expected return on assets	(17,229)	(14,846)
Amortization of transition asset	--	2
Amortization of prior service cost	(23)	(29)
Recognized net actuarial loss	4,160	4,691
Net periodic pension expense	$9,604	$9,078

The company currently expects to fund approximately $40 million to $60 million during 2007. During the three months ended March 31, 2007, contributions of approximately $7.8 million were made by the company.

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended March 31
(in thousands)	2007	2006

Service cost	$--	$--
Interest cost	352	385
Expected return on assets	--	--
Amortization of prior service cost	--	--
Recognized net actuarial loss	226	280
Net periodic postretirement benefit cost	$578	$665

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(9)           The company’s director and executive stock plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2006. Restricted stock awards totaling 188,710 shares and 264,872 shares were granted in the first quarter of 2007 and 2006, respectively at weighted-average per share prices of $89 and $84, respectively, vesting over five years. During the first quarter of 2007 and 2006, options for the purchase of 421,820 shares at a weighted average price of $89 per share and 259,175 shares at a weighted-average price of $84 per share, respectively, were awarded, with annual vesting of 20 percent. The contractual lives of 2007 awards are consistent with those of prior years.

(10)         The company and certain of its subsidiaries are involved in litigation in the ordinary course of business.  The company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business.  Clients have made claims arising from engineering and construction contracts against the company, and the company has made claims against clients for cost incurred in excess of the current contract provisions.  The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

estimated.  Recognized claims against clients amounted to $204 million and $200 million at March 31, 2007 and December 31, 2006, respectively, and are included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet.  Amounts ultimately realized from claims could differ materially from the balances included in the financial statements.  The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of March 31, 2007, several matters on certain completed and in-progress projects are in the litigation and dispute resolution process.  The following discussion provides a background and current status of certain of these matters:

Infrastructure Joint Venture Project

The company participates in a 50/50 joint venture that is executing a fixed-price transportation infrastructure project in California.  The project continues to be subject to circumstances including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays, resulting in additional cost.  During 2007, provisions of $5.0 million were recognized due to increasing estimated cost. The company continues to evaluate the impact of these circumstances on estimated total project cost, as well as claims for recoveries and other contingencies on the project. To date, the joint venture has submitted claims totaling approximately $130 million to the client.  Cost of $77 million has been incurred by the joint venture relating to these claims as of March 31, 2007 and the company has recognized its $38 million proportionate share of this cost in revenue.   The project is expected to be completed in the third quarter of 2007.

London Connect Project

The company is involved in arbitration proceedings in connection with its London Connect Project, a $500 million lump sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system.  In February 2005, the company sought relief through arbitration proceedings for two issues.  First, the company is seeking relief for the overall delay and disruption to the project. The arbitration hearings on the claim that relates to the contract time period of 2001 through 2003 have been held and an interim decision from the arbitrator was received in December 2006. The parties have each filed appeals relating to certain aspects of the decision and further hearings on those issues are expected in the spring of 2008. A claim for delay and disruption for the 2004 through 2005 time period has been submitted to the dispute resolution process.  Reflecting the interim outcome for 2001 through 2003, the company has recognized $83 million in claims revenue relating to incurred cost attributed to the delay and disruption claims.  In addition, the company was assessed and has paid $54 million representing its share of liquidated damages.  This payment has not been recognized as a reduction in project revenue because it is expected that amounts assessed will be substantially recovered upon resolution of the company’s claims.  The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment.  The hearings on this issue have concluded and resulted in sustaining the company’s position that it did not have any responsibility for cost associated with this portion of the work under the contract.

Embassy Projects

The company has been performing work on 11 embassy projects for the United States Department of State under fixed-price contracts over the last four years. These projects have been adversely impacted by higher cost due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, site conditions at certain locations, subcontractor difficulties and the availability and productivity of construction labor.  As of December 31, 2006, projects in Kazakhstan, Jamaica and Belize were substantially completed and the facilities were occupied, bringing the total to nine embassies that have been completed. The project in Greece will be

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

completed in the second quarter of 2007 and, as of March 31, 2007, the physical completion of the Haiti embassy has progressed to approximately 56 percent.

Claims for equitable adjustment on four of the projects totaling approximately $70 million have been submitted or identified to date. As the first formal step in dispute resolution, the majority of these claims have now been certified in accordance with federal contracting requirements. As of March 31, 2007, $50 million in cost relating to these claims has been incurred and recognized in revenue.  During the first quarter of 2007, claims for recovery of costs associated with requirements for additional security-cleared labor on three of the embassies were settled.  Additional claims continue to be evaluated.

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded.  In January 2005 the arbitration panel indicated that it would be rendering its decision in two phases; the first to be a decision on entitlement and second, a decision on damages.  On May 4, 2005 the arbitration panel issued a partial award on entitlement issues which confirmed Fluor’s entitlement to recovery of certain of its claims for costs incurred in construction of the plant.  On April 10, 2007, the arbitration panel issued a partial final award stipulating the amount of entitlement to recovery of certain claims and awarding interest on the net amounts due Fluor.  The company does not expect that the final resolution of the arbitration will have a material effect on its consolidated financial position or results of operations.

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

The company has appealed the decision and believes, based on the advice of counsel, that it is probable that the judgment based on this verdict will be overturned. The company strongly believes that the judgment based on this verdict is supported neither by the facts nor the law, and will pursue all possible avenues for reconsideration or appeal. Accordingly, the company has not recognized a charge reflecting the verdict amount.

(11)         In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances.  The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable.  For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.  As of March 31, 2007, no material changes to financial or performance assurances to clients had occurred since the filing of the company’s December 31, 2006 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of March 31, 2007, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2006 annual report on Form 10-K and the carrying value of recorded guarantee obligations was not significant as of either of those dates.

The company has a joint venture arrangement to design, build, finance and maintain an aircraft refueling facility at a United States Air Force base in Qatar for the Defense Energy Support Center, an agency of the Department of Defense.  The company has a 27.5 percent interest in the joint venture company.  On April 29, 2005, the joint venture entered into an agreement for project financing which includes a joint and several project completion guarantee by the members of the joint venture.  The maximum potential amount of future payments that could be required under the guarantee is $76.5 million, the maximum principal amount available under the financing arrangement, plus any accrued interest.  The facility has now been completed and was accepted by the customer in January 2007.  Release of the guarantee is expected to occur in the second quarter.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and notes and the company’s December 31, 2006 annual report on Form 10-K.  For purposes of reviewing this document, “operating profit” is calculated as revenue less cost of revenue.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected revenue and earnings levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature.  These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties.  As a result, caution must be exercised in relying on forward-looking statements.  Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

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

While most risks affect only future cost or revenue anticipated by the company, some risks may relate to accruals that have already been reflected in earnings.  The company’s failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized, could result in a charge against future earnings.

Additional information concerning these and other factors can be found in our press releases as well as our periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. Risk Factors” in the company’s Form 10-K filed March 1, 2007.  These filings are available publicly on the SEC’s website at http://www.sec.gov, on Fluor’s website at http://investor.fluor.com or upon request from Fluor’s Investor Relations Department: (469) 398-7220.  The company disclaims any intent or obligation to update its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net earnings in the three months ended March 31, 2007 were $84.6 million or $0.94 per diluted share.  These results compare with net earnings of $88.9 million or $1.00 per diluted share for the corresponding period of 2006.

Consolidated revenue for the three months ended March 31, 2007 and 2006 was comparable at $3.6 billion, although the segment mix has shifted.  A significant decline in revenue of the Government segment has been offset by increases in revenue from all of the other segments.

The effective tax rates, based on the company’s actual operating results for the three months ended March 31, 2007 and 2006, were consistent at approximately 38 percent.

Consolidated new awards for the three months ended March 31, 2007 were $4.5 billion compared with $3.8 billion in the comparable 2006 period.  The Oil & Gas, Global Services and Power segments had increases in new awards, partially offset by lower new awards in the Industrial & Infrastructure and Government segments.  Approximately 65 percent of consolidated new awards for the three months ended March 31, 2007 were for projects located outside of the United States.

Consolidated backlog at March 31, 2007 of $23.7 billion was 54 percent higher compared with backlog at March 31, 2006 and approximately eight percent higher than backlog at the end of 2006.  As of March 31, 2007, approximately 61 percent of consolidated backlog relates to international projects.  Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur.  Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

OIL & GAS

Revenue and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended March 31
(in millions)	2007	2006

Revenue	$1,681.6	$1,191.2
Operating profit	88.3	56.7

Revenue has increased by 41 percent in the first quarter of 2007 as a result of increasing levels of project execution.  Operating profit has increased significantly during the 2007 first quarter as the primary result of the revenue growth.  Operating profit margin has improved to 5.3 percent during 2007, which includes the impact of favorable project completions, from 4.8 percent during 2006.

New awards for the three months ended March 31, 2007 were $2.9 billion, compared with $1.8 billion for the first quarter of 2006, reflecting the continuing demand for new production capacity throughout the world.  Backlog at March 31, 2007 more than doubled, to $14.0 billion, compared with $6.8 billion at March 31, 2006.  During the first quarter of 2007, $750 million of project adjustments added to backlog, which included a large change order on one contract and increased material and subcontractor costs on another project.

Total assets in the Oil and Gas segment increased to $705 million at March 31, 2007 from $629 million at December 31, 2006 primarily due to the increased level of project execution activities.

INDUSTRIAL & INFRASTRUCTURE

Revenue and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended March 31
(in millions)	2007	2006

Revenue	$773.3	$762.9
Operating profit	21.1	13.6

Revenue for the three months ended March 31, 2007 was slightly higher than the prior year, while operating profit and margin have increased significantly on the strength of mining project performance.

New awards for the three months ended March 31, 2007 were $414 million compared with $672 million for the 2006 comparison period.  New awards during the current year include projects in both the mining and life sciences sectors.  Backlog increased to $5.2 billion at March 31, 2007 compared with $3.8 billion at March 31, 2006 on the strength of new awards during 2006, which included a number of larger projects that have lengthy execution periods.  The current year backlog also includes the impact of $165 million of project adjustments added for customer furnished materials.

GOVERNMENT

Revenue and operating profit for the Government segment are summarized as follows:

	Three Months Ended March 31
(in millions)	2007	2006

Revenue	$346.0	$1,133.7
Operating profit	16.4	78.5

As expected, a substantial decrease in revenue and operating profit occurred in the three months ended March 31, 2007 compared with the same period in the prior year.  This was primarily the result of significant contributions from Federal Emergency Management Agency (“FEMA”) hurricane relief and Iraq reconstruction work, as well as the Fernald environmental project during the 2006 period.  The Fernald contract is substantially complete and the existing task orders in Iraq and on FEMA efforts are nearing completion.

New awards of $127 million in the three months ended March 31, 2007 were substantially lower than the $766 million of new awards during the 2006 period, which included significant FEMA amounts.

Backlog at March 31, 2007 declined to $548.3 million from $1.1 billion at the end of the first quarter of 2006.    The substantial completion of the Fernald contract in 2006 contributed to this decline in backlog.

Total assets in the Government segment decreased to $475 million at March 31, 2007 from $597 million at December 31, 2006 as the principal result of progress towards completion on the FEMA and Iraq reconstruction contracts.  As of March 31, 2007, the segment has recognized cumulative unbilled fees totaling $129 million on the Fernald project, which was completed in 2006.  The unbilled fees, less a retention, are expected to be billed and collected in the second and third quarters of 2007.

GLOBAL SERVICES

Revenue and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended March 31
(in millions)	2007	2006

Revenue	$634.6	$459.3
Operating profit	46.9	35.6

Revenue and operating profit increased significantly in the first quarter of 2007 compared with the same period in 2006, reflecting strong performance in the operations and maintenance and equipment business lines.

New awards and backlog for Global Services reflect operations and maintenance activities only. The equipment, temporary staffing and global procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue.  New awards for the three months ended March 31, 2007 were $757 million compared with $578 million for the 2006 comparison period.  Current year new awards relate primarily to renewals of existing customer contracts.  Backlog for Global Services at March 31, 2007 was $2.5 billion, down slightly from $2.7 billion at March 31, 2006.

POWER

Revenue and operating profit for the Power segment are summarized as follows:

	Three Months Ended March 31
(in millions)	2007	2006

Revenue	$206.3	$77.8
Operating profit	4.8	--

Higher levels of project execution activity during 2007 have given rise to an operating profit for the segment compared with break-even performance in the 2006 period, which included a loss on one project.

New project awards in the first quarter of 2007, which relate largely to a new power plant in Canada, were $261 million compared with $6 million in the 2006 comparison period. Backlog at March 31, 2007 was $1.4 billion compared with $1.1 billion at March 31, 2006.

OTHER

Corporate general and administrative expense for the three months ended March 31, 2007 was $45.4 million, reflecting a 9 percent increase from $41.8 million in the same period of 2006.  This increase includes the impact of higher personnel costs resulting from competitive marketplace conditions.

Net interest income of $4.2 million during the three month period ended March 31, 2007 compares with net interest income of $0.2 million during the corresponding period of 2006.  This increase is the primary result of higher cash balances during the current year.

Income tax expense for the three ended March 31, 2007 and 2006 is discussed above under “Results of Operations”.

ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006, and the company applied it in the first quarter of 2007.

As a result of the adoption of FIN 48, the company recognized a cumulative-effect adjustment of $45 million, increasing its liability for unrecognized tax benefits, interest and penalties and reducing the January 1, 2007 balance of retained earnings.  As of the date of adoption, including the impact of recognizing the increase in liability noted above, the company’s unrecognized tax benefits totaled $351 million of which $166 million, if recognized, would affect the company’s effective tax rate.  There was no material change in unrecognized tax benefits during the three months ended March 31, 2007.

The company conducts business globally and, as a result, the company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the U.K. and the United States.  Although the company believes its tax estimates for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorable and unfavorable.  With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1996.

In connection with the Internal Revenue Service (“IRS”) examination of the company’s income tax returns for the tax years beginning November 1, 1995 through December 31, 2000, the IRS proposed certain significant adjustments that, if sustained, would result in additional taxes and penalties.  The company filed protests with IRS Appeals contesting many of the proposed adjustments and all of the proposed penalties.  It is reasonably possible that the company will reach an agreement for those years with IRS Appeals within the next 12 months.  Although the final outcome of a settlement with IRS Appeals is not yet determinable, the company anticipates significant favorable adjustments to unrecognized tax benefits.

The company recognizes potential interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.  As of March 31, 2007, the company has accrued $68 million for the potential payment of interest and penalties including $4 million that was recognized during the three months then ended.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first year that begins after November 15, 2007.  Pension, postretirement and share-based compensation arrangements are specifically excluded from the financial assets and financial liabilities to which the statement may be applied.  In addition, the statement would not change the accounting for financial assets and liabilities such as the non-qualified trusts that the company has established to fund deferred compensation programs or the related deferred compensation liabilities, which are valued at fair value under other existing accounting pronouncements.  The company does not expect to apply the statement to any other financial assets and liabilities.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

As of March 31, 2007, the following matters relating to completed and in progress projects are in the dispute resolution process:

Infrastructure Joint Venture Project

London Connect Project

Embassy Projects

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

Conex International vs. Fluor Enterprises, Inc.

Discussion of the status of these projects is included in Footnote 10 to the Condensed Consolidated Financial Statements.

FINANCIAL POSITION AND LIQUIDITY

In the three months ended March 31, 2007, cash generated by operating activities of $167.8 million resulted from earnings sources and reduced working capital.  During the corresponding 2006 period, substantial working capital requirements to support the FEMA hurricane recovery efforts more than offset earnings sources.

Cash utilized by investing activities was $38.5 million in the first quarter of 2007 compared with $51.1 million in the 2006 comparison period.  Capital expenditures were $48.5 million in the three months ended March 31, 2007 compared with $56.1 million during the 2006 period, which included construction of the new headquarters facility.

Financing activities in the first three months of both 2007 and 2006 includes non-recourse project financing of the National Roads Telecommunications Services Project discussed below.     Also impacting cash flows in the first quarter of both 2007 and 2006 was $1.2 million and $11.9 million, respectively, in cash received from the exercise of stock options.  Declared dividends are typically paid during the month following the quarter in which they are declared.  However, for the dividend paid to shareholders as of January 3, 2006, payment by the company to the disbursing agent occurred in the month of December 2005, resulting in no cash payment by the company in the first quarter of 2006.  For the dividend payable to shareholders as of April 2, 2007, payment by the company to the disbursing agent occurred in the month of March 2007, resulting in the funding of two quarterly amounts in the first quarter of 2007. The company’s total debt to total capitalization (“debt-to-capital”) ratio at March 31, 2007 was 25.1 percent compared with 24.4 percent at December 31, 2006.

Liquidity is provided by cash generated from operations, advance billings on contracts in progress and access to financial markets. As customer advances are reduced through use in project execution and if not replaced by advances on new projects, the company’s cash position would be reduced.  The requirements for operating liquidity resulted in the need for short-term commercial paper borrowings of $45 million during the first quarter of 2006.  For the next 12 months, cash on hand, generated from operations and supplemented by borrowings under credit facilities and the issuance of debt or equity securities, if required, are expected to be sufficient to fund operating requirements.

In December 2004, the company irrevocably elected to pay the principal amount of its Convertible Senior Notes (the “Notes”) in cash if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion.   During the fourth quarter of 2005 and all subsequent quarters 2006, the trigger price was achieved for the specified number of days and the Notes have therefore been classified as short-term debt as of March 31, 2007 and December 31, 2006.  The company does not know the amount, if any, of the Notes that will be presented for conversion, and will use available cash balances to satisfy any required repayments.

Off-Balance Sheet Arrangements

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $2.2 billion in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts.  At March 31, 2007, the company had utilized $681 million of its letter of credit capacity. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts.  These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances.  The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution.  As of March 31, 2007, no material changes to financial or performance assurances to clients have occurred since the filing of the company’s December 31, 2006 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower.  Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of March 31, 2007, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2006 annual report on Form 10-K and the carrying value of recorded guarantee obligations was not significant as of either of those dates.

The company has a joint venture arrangement to design, build, finance and maintain an aircraft refueling facility at a United States Air Force base in Qatar for the Defense Energy Support Center, an agency of the Department of Defense.  The company has a 27.5 percent interest in the joint venture company.  On April 29, 2005, the joint venture entered into an agreement for project financing which includes a joint and several project completion guarantee by the members of the joint venture.  The maximum potential amount of future payments that could be required under the guarantee is $76.5 million, the maximum principal amount available under the financing arrangement, plus any accrued interest.  The facility has now been completed and was accepted by the customer in January 2007.  Release of the guarantee is expected to occur in the second quarter.

National Roads Telecommunications Services (“NRTS”) Project

During 2005, the company’s Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited (“GeneSYS”), which is consolidated in the company’s consolidated financial statements.  The project was entered into with the United Kingdom Secretary of State for Transport (the “Highways Agency”) to design, build, maintain and finance a new integrated transmission network throughout England’s motorways.  The project will be executed by GeneSYS, in which the company owns a 45 percent interest, and HSBC Infrastructure Fund Management Limited, which owns a 55 percent interest.  GeneSYS will finance the engineering and construction (“E&C”) of upgraded telecommunications infrastructure with approximately $273 million (£140 million) of non-recourse debt (the “term loan facility”) from a consortium of lenders (the “Banks”) along with joint venture member capital contributions totaling approximately $43 million (£22 million).  The equity contributions by the joint venture members have been provided through equity bridge loans from the Banks.  These loans have been guaranteed or secured in proportion to each member’s equity participation.  The equity bridge loans are repayable upon completion of the upgrade at which time the equity members are required to fund their contributions to the joint venture, which is expected to occur in 2007.

Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture.  The company’s condensed consolidated financial statements include the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks totaling $222.2 million and $192.8 million at March 31, 2007 and December 31, 2006, respectively.

The term loan facility provides for interest only at LIBOR plus a margin of 95 basis points during construction of the upgraded facilities reducing to a margin of 90 basis points after completion of construction and continuing until fully repaid.  Commitment fees are payable on unused portions of the facility.  Payments commence in 2008 and are due in installments over the term of the service period ending in 2016.

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

The contract has been segmented between the E&C and operations & maintenance (“O&M”) portions of the work to be performed.  The E&C portion of the work is being accounted for using contract accounting revenue recognition principles.  As of March 31, 2007, a total of $203.8 million of E&C revenue has been recognized, including $31.3 million during 2007, for which the related receivable is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheet.  Revenue in connection with O&M services including on-demand services will be recognized as earned through the life of the contract.

Financial Instruments

The company utilizes foreign exchange forward or options contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation.  At March 31, 2007, the company had forward foreign exchange contracts of less than 11 months duration to exchange major world currencies for U.S. dollars.  The total gross notional amount of these contracts was $88 million.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes on this matter in the first quarter of 2007.  Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2006 remain current.

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

To maintain a cost-effective controls structure, management necessarily applied its judgment in assessing the cost and benefits of such controls and procedures, which, by their nature, can only provide reasonable assurance that our management’s control objectives are met.  In addition, the design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future events, no matter how remote.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended on the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended March 31
(in millions)	2007	2006

Backlog – beginning of period	$21,877.7	$14,926.6
New awards	4,463.5	3,825.8
Adjustments and cancellations, net	913.8	165.8
Work performed	(3,548.0)	(3,540.9)
Backlog – end of period	$23,707.0	$15,377.3

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

For information on matters in dispute, see Footnote 10 to the Condensed Consolidated Financial Statements under Part I, Item 1.

Item 1A.                          Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006, under Item 1A. “Risk Factors” includes a detailed discussion of our risk factors.  There have been no material revisions to the “Risk Factors” as filed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table provides information about purchases by the company during the quarter ended March 31, 2007 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (2)

January 1, 2007 – January 31, 2007	3	$81.60	N/A	4,141

February 1, 2007 – February 28, 2007	102	$85.67	N/A	4,141

March 1, 2007 – March 31, 2007	2	$85.82	N/A	4,141

Total	107	$85.55

(1)       Shares cancelled as payment for statutory withholding taxes, upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)       On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. That authorization is ongoing and does not have an expiration date.

Item 4.            Submission of Matters to a Vote of Security Holders

(a)           The annual meeting of shareholders of Fluor Corporation was held on May 2, 2007.

(b)           Four Class II directors were elected to serve for a term of three years, ending at the 2010 annual meeting of shareholders.  The four Class II directors are James T. Hackett, Kent Kresa, Lord Robin W. Renwick and Peter S. Watson. Continuing directors include three Class I directors, Alan L. Boeckmann, Vilma S. Martinez and Dean R. O’Hare, and three Class III directors, Peter J. Fluor, Joseph W. Prueher and Suzanne H. Woolsey.

(c)           The following four Class II directors were elected to serve a term of three years, ending at the 2010 annual meeting:

	For	Against	Abstain

James T. Hackett	77,580,311	316,541	491,054
Kent Kresa	77,722,639	169,457	495,808
Lord Robin W. Renwick	74,167,036	3,716,372	504,494
Peter S. Watson	77,576,220	319,800	491,885

In addition, the shareholders approved the following proposal:

	For	Against	Abstain	Broker Non-Votes
Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ended December 31, 2007	77,537,454	320,870	529,582	--

Item 6.  Exhibits

Exhibit	Description
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

FLUOR CORPORATION

Date: May 7, 2007	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date: May 7, 2007	/s/ V. L. Prechtl
V. L. Prechtl
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description
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