Form 10-Q
period 2007-06-30
FLUOR CORP
filed 2007-08-07
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes  (   )      No  ( X )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value – 88,343,448 shares outstanding on July 31, 2007.

FLUOR CORPORATION

FORM 10-Q

June 30, 2007

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended June 30
(in thousands, except per share amounts)	2007	2006
TOTAL REVENUE	$4,221,538	$3,456,430

TOTAL COST OF REVENUE	4,034,329	3,294,870

OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	51,752	54,302
Interest expense	6,534	6,253
Interest income	(14,636)	(5,532)
Total Cost and Expenses	4,077,979	3,349,893
EARNINGS BEFORE TAXES	143,559	106,537
INCOME TAX EXPENSE	47,995	39,985
NET EARNINGS	$95,564	$66,552

EARNINGS PER SHARE
BASIC	$1.10	$0.77
DILUTED	$1.05	$0.74

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	87,175	86,263
DILUTED	90,830	89,621

DIVIDENDS DECLARED PER SHARE	$0.20	$0.20

 See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Six Months Ended June 30
(in thousands, except per share amounts)	2007	2006
TOTAL REVENUE	$7,863,342	$7,081,306

TOTAL COST OF REVENUE	7,498,649	6,735,369

OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	97,118	96,073
Interest expense	12,400	11,081
Interest income	(24,677)	(10,545)
Total Cost and Expenses	7,583,490	6,831,978
EARNINGS BEFORE TAXES	279,852	249,328
INCOME TAX EXPENSE	99,672	93,922
NET EARNINGS	$180,180	$155,406

EARNINGS PER SHARE
BASIC	$2.07	$1.81
DILUTED	$1.99	$1.74

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	87,070	86,088
DILUTED	90,390	89,266

DIVIDENDS DECLARED PER SHARE	$0.40	$0.40

 See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	June 30 2007	December 31 2006 *
ASSETS

Current assets
Cash and cash equivalents	$1,453,955	$976,050
Accounts and notes receivable	881,810	904,364
Contract work in progress	884,963	921,062
Deferred taxes	207,598	182,522
Other current assets	180,363	339,588
Total current assets	3,608,689	3,323,586

Property, plant and equipment (net of accumulated depreciation of $580,820 and $540,921, respectively)	721,940	692,126
Investments and goodwill	235,971	221,274
Deferred taxes	153,945	143,272
Deferred compensation trusts	262,600	246,965
Other	297,150	247,647
	$5,280,295	$4,874,870

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$898,330	$804,050
Convertible senior notes	329,999	329,999
Equity bridge loan	19,618	19,126
Non-recourse project finance debt	28,135	23,376
Advance billings on contracts	544,352	531,548
Accrued salaries, wages and benefits	419,289	389,694
Other accrued liabilities	297,843	308,474
Total current liabilities	2,537,566	2,406,267

Long-term debt due after one year	17,695	17,686
Non-recourse project finance debt	220,790	169,443
Non-current liabilities	623,669	551,002
Contingencies and commitments

Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value); none issued	--	--
Common – authorized 150,000,000 shares ($0.01 par value); issued and outstanding – 88,313,444 and 88,041,301 shares in 2007 and 2006, respectively	883	880
Additional capital	676,247	654,137
Accumulated other comprehensive loss	(120,443)	(148,332)
Retained earnings	1,323,888	1,223,787

Total shareholders’ equity	1,880,575	1,730,472

	$5,280,295	$4,874,870

*Amounts at December 31, 2006 have been derived from audited financial statements.

   See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$180,180	$155,406
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	70,053	56,117
Amortization of intangibles	978	1,010
Restricted stock and stock option amortization	15,698	17,261
Minority interest	(5,569)	(10,202)
Adjust deferred compensation trust assets to fair value	(15,635)	(5,536)
Adjust deferred compensation obligation to fair value	20,849	5,429
Taxes paid on vested restricted stock	(9,283)	(13,187)
Deferred taxes	(40,947)	(43,928)
Stock option tax benefit	(9,605)	(10,858)
Retirement plan accrual, net of contributions	7,046	5,897
Decrease (increase) in unbilled fees receivable	118,162	(7,846)
Changes in operating assets and liabilities	185,938	(386,861)
Equity in earnings of investees	(5,293)	(8,355)
Currency translation	8,666	(5,722)
Other items	(5,531)	7,487
Cash provided (utilized) by operating activities	515,707	(243,888)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(120,645)	(110,773)
Investments	(57)	--
Proceeds from disposal of property, plant and equipment	28,319	16,227
Other items	(796)	(1,646)
Cash utilized by investing activities	(93,179)	(96,192)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of non-recourse project financing	51,150	32,361
Increase in short-term borrowings, net	--	99,969
Stock options exercised	6,380	14,454
Stock option tax benefit	9,605	10,858
Cash dividends paid	(34,988)	(17,848)
Other items	(9)	(288)
Cash provided by financing activities	32,138	139,506

Effect of exchange rate changes on cash	23,239	(3,608)

Increase (decrease) in cash and cash equivalents	477,905	(204,182)

Cash and cash equivalents at beginning of period	976,050	789,016
Cash and cash equivalents at end of period	$1,453,955	$584,834

 See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                           The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2006 annual report on Form 10-K.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly its consolidated financial position at June 30, 2007 and its consolidated results of operations for the three and six months ended June 30, 2007 and 2006 and its cash flows for the six months ended June 30, 2007 and 2006.

Certain 2006 amounts have been reclassified to conform with the 2007 presentation.

(2)                           The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2007	2006	2007	2006

Net earnings	$95,564	$66,552	$180,180	$155,406
Foreign currency translation adjustment	22,879	11,720	23,425	10,126
Amortization of net actuarial loss from pension plans	1,878	--	4,464	--

Comprehensive income	$120,321	$78,272	$208,069	$165,532

(3)                           The effective tax rates, based on the company’s actual operating results for the three and six months ended June 30, 2007 were approximately 33 percent and 36 percent, respectively, compared with approximately 38 percent for each of the corresponding periods of 2006.    The decrease in the effective tax rates for the three and six months ended June 30, 2007 compared with the corresponding periods in 2006 is primarily attributable to the recognition of previously unrecognized tax benefits due to the resolution of certain tax issues related to prior periods and the reversal of certain valuation allowances resulting in the realization of tax benefits associated with certain foreign net operating losses.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

As a result of the adoption of FIN 48, the company recognized a cumulative-effect adjustment of $45 million, increasing its liability for unrecognized tax benefits, interest and penalties and reducing the January 1, 2007 balance of retained earnings.  As of the date of adoption, including the impact of recognizing the increase in liability noted above, the company’s unrecognized tax benefits totaled $351 million of which $166 million, if recognized, would affect the company’s effective tax rate.  There was no material change in the liability for unrecognized tax benefits during the three and six months ended June 30, 2007.

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

In connection with the U.S. Internal Revenue Service (“IRS”) examination of the company’s income tax returns for the tax years beginning November 1, 1995 through December 31, 2000, the IRS proposed certain significant adjustments that, if sustained, would result in additional taxes and penalties.  The company filed protests with IRS Appeals contesting many of the proposed adjustments and all of the proposed penalties.  It is reasonably possible that the company will reach an agreement for those years with IRS Appeals within the next 12 months.  Although the final outcome of a settlement with IRS Appeals is not yet determinable, the company anticipates significant favorable adjustments to unrecognized tax benefits.

The company recognizes potential interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.  As of June 30, 2007, the accrual totaled $70.7 million for the potential payment of interest and penalties, including $3.9 million that was recognized during the first six months of 2007.

(4)                           Cash paid for interest was $5.0 million and $8.6 million for the six months ended June 30, 2007 and 2006, respectively.  Income tax payments, net of receipts, were $105.1 million and $115.3 million during the six-month periods ended June 30, 2007 and 2006, respectively.

(5)                           Dilutive securities included in the determination of shares used to compute diluted earnings per share (“EPS”) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(shares in thousands)	2007	2006	2007	2006

Employee stock options and restricted stock	719	732	741	707
Conversion equivalent of dilutive convertible debt	2,936	2,348	2,579	2,201
Warrant	--	278	--	270
Total	3,655	3,358	3,320	3,178

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)                           Operating information by segment is as follows:

	Three Months Ended June 30		Six Months Ended June 30
External Revenue (in millions)	2007	2006	2007	2006

Oil & Gas	$2,140.9	$1,301.7	$3,822.5	$2,492.9
Industrial & Infrastructure	877.2	749.1	1,650.6	1,511.9
Government	325.1	816.2	671.0	1,950.0
Global Services	598.1	483.5	1,232.7	942.8
Power	280.2	105.9	486.5	183.7
Total external revenue	$4,221.5	$3,456.4	$7,863.3	$7,081.3

	Three Months Ended June 30		Six Months Ended June 30
Operating Profit (in millions)	2007	2006	2007	2006

Oil & Gas	$100.5	$76.5	$188.8	$133.2
Industrial & Infrastructure	22.6	17.8	43.7	31.4
Government	9.4	24.7	25.8	103.2
Global Services	48.2	39.9	95.1	75.5
Power	6.5	2.6	11.3	2.6
Total operating profit	$187.2	$161.5	$364.7	$345.9

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2007	2006	2007	2006

Total segment operating profit	$187.2	$161.5	$364.7	$345.9
Corporate administrative and general expense	51.7	54.3	97.1	96.1
Interest (income) expense, net	(8.1)	0.7	(12.3)	0.5
Earnings before taxes	$143.6	$106.5	$279.9	$249.3

Corporate administrative and general expense includes non-operating expense of $1.5 million and $2.9 million for the three and six months ended June 30, 2007, respectively, compared with $4.4 million and $5.4 million for the corresponding 2006 periods. The 2006 amounts include $3.6 million relating to the impairment of an investment.

Total assets in the Government segment decreased to $334 million at June 30, 2007 from $597 million at December 31, 2006 due to the billing and collection of substantially all of the previously unbilled fees on the Fernald project during the second quarter and progress towards completion on the Federal Emergency Management Agency (“FEMA”) and Iraq reconstruction contracts.  All of the other segments have experienced increases in assets during 2007 as the result of higher levels of project execution activities.

(7)                           During 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due 2024, realizing net proceeds of $323 million. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion. The trigger price condition has been satisfied during each period since the fourth quarter of 2005

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

and the Notes have therefore been classified as short-term debt as of June 30, 2007 and December 31, 2006.

National Roads Telecommunications Services (“NRTS”) Project

During 2005, the company’s Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited (“GeneSYS”), which is consolidated in the company’s consolidated financial statements.  The project was entered into with the United Kingdom Secretary of State for Transport (the “Highways Agency”) to design, build, maintain and finance a new integrated transmission network throughout England’s motorways.  The project will be executed by GeneSYS, in which the company owns a 45 percent interest, and HSBC Infrastructure Fund Management Limited, which owns a 55 percent interest.  GeneSYS will finance the engineering and construction (“E&C”) of upgraded telecommunications infrastructure with approximately $281 million (£140 million) of non-recourse debt (the “term loan facility”) from a consortium of lenders (the “Banks”) along with joint venture member capital contributions totaling approximately $44 million (£22 million).  The equity contributions by the joint venture members have been provided through equity bridge loans from the Banks.  These loans have been guaranteed or secured in proportion to each member’s equity participation.  The equity bridge loans are repayable upon completion of the upgrade at which time the equity members are required to fund their contributions to the joint venture, which is expected to occur in 2007.

Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture.  The company’s condensed consolidated financial statements include the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks totaling $248.9 million and $192.8 million at June 30, 2007 and December 31, 2006, respectively.

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

The term loan facility is an obligation of GeneSYS and will never be a debt obligation of the company because it is non-recourse to the joint venture members.  Accordingly, in the event of a default on the term loans, the lenders may only look to the resources of GeneSYS for repayment.  The debt will never be repayable from assets of the company beyond its gross $20 million equity investment plus any un-remitted profits in the venture.

The contract has been segmented between the E&C and operations & maintenance (“O&M”) portions of the work to be performed.  The E&C portion of the work is being accounted for using contract accounting revenue recognition principles.  As of June 30, 2007, a total of $233.4 million of E&C revenue has been recognized, including $58.1 million during 2007, for which the related receivable is included primarily in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheet.  Revenue in connection with O&M services including on-demand services will be recognized as earned through the life of the contract.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(8)                           Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2007	2006	2007	2006

Service cost	$9,722	$8,675	$19,370	$17,257
Interest cost	13,192	10,892	26,240	21,570
Expected return on assets	(17,424)	(15,138)	(34,653)	(29,984)
Amortization of transition asset	--	3	--	5
Amortization of prior service cost	(24)	(29)	(47)	(58)
Recognized net actuarial loss	4,196	4,767	8,356	9,458
Net periodic pension expense	$9,662	$9,170	$19,266	$18,248

The company currently expects to fund approximately $40 million to $60 million during 2007. During the six months ended June 30, 2007, contributions of approximately $11 million were made by the company.

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2007	2006	2007	2006

Service cost	$--	$--	$--	$--
Interest cost	352	385	702	770
Expected return on assets	--	--	--	--
Amortization of prior service cost	--	--	--	--
Recognized net actuarial loss	226	280	451	560
Net periodic postretirement benefit cost	$578	$665	$1,153	$1,330

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(9)                           Restricted stock awards totaling 195,295 shares and 270,000 shares were granted in the six months ended June 30, 2007 and 2006, respectively, at weighted-average per share prices of $90 and $84, respectively, vesting over five years. During the first half of 2007 and 2006, options for the purchase of 421,820 shares at a weighted average price of $89 per share and 260,000 shares at a weighted-average price of $84 per share, respectively, were awarded, with annual vesting of 20 percent. The contractual lives of 2007 awards are consistent with those of prior years.

(10)                     The company and certain of its subsidiaries are involved in litigation in the ordinary course of business.  The company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business.  Clients have made claims arising from engineering and construction contracts against the company, and the company has made claims against clients for cost incurred in excess of the current contract provisions.  The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated.  Recognized claims against clients amounted to $230 million and $200 million at June 30, 2007 and December 31, 2006, respectively, and are included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet.  Amounts ultimately realized from claims could differ materially from the balances included in the financial statements.  The company does

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of June 30, 2007, several matters on certain completed and in-progress projects are in the litigation and dispute resolution process.  The following discussion provides a background and current status of certain of these matters:

Infrastructure Joint Venture Project

The company participates in a 50/50 joint venture that is executing a fixed-price transportation infrastructure project in California.  The project continues to be subject to circumstances including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays, resulting in additional cost.  During the three and six months ended June 30, 2007, provisions of $6.3 million and $11.3 million, respectively, were recognized due to increasing estimated cost. A charge totaling $4.5 million was recognized during the six months ended June 30, 2006.  The company continues to evaluate the impact of these circumstances on estimated total project cost, as well as claims for recoveries and other contingencies on the project. To date, the joint venture has submitted claims totaling approximately $150 million to the client.  Cost of $92.4 million has been incurred by the joint venture relating to these claims as of June 30, 2007 and the company has recognized its $46.2 million proportionate share of this cost in revenue.   The project is expected to be completed in the fourth quarter of 2007.

The customer has recently begun to withhold liquidated damages from amounts otherwise due the joint venture.  The company believes that any amounts that are withheld for liquidated damages will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue because of the withholdings.

London Connect Project

The company is involved in arbitration proceedings in connection with its London Connect Project, a $500 million lump sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system.  In February 2005, the company sought relief through arbitration proceedings for two issues.  First, the company is seeking relief for the overall delay and disruption to the project. The arbitration hearings on the claim that relates to the contract time period of 2001 through 2003 have been held and an interim decision from the arbitrator was received in December 2006. A claim for delay and disruption for the 2004 through 2005 time period has been submitted to the dispute resolution process.  Reflecting the interim outcome for 2001 through 2003, the company has recognized $101 million in claims revenue relating to incurred cost attributed to the delay and disruption claims.  In addition, the company was assessed and has paid $54 million representing its share of liquidated damages.  This payment has not been recognized as a reduction in project revenue because it is expected that amounts assessed will be substantially recovered upon resolution of the company’s claims.  The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment.  The hearings on this issue have concluded and resulted in sustaining the company’s position that it did not have any responsibility for cost associated with this portion of the work under the contract.

Embassy Projects

The company has been performing work on 11 embassy projects for the United States Department of State under fixed-price contracts over the last four years. These projects have been adversely impacted by higher cost due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, site conditions at certain locations, subcontractor difficulties and the availability and productivity of construction labor.  As of December 31, 2006, nine of the embassies were completed and occupied. The project in Greece was completed in the second

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

quarter of 2007 and, as of June 30, 2007, the physical completion of the Haiti embassy has progressed to approximately 76 percent.

Claims for equitable adjustment on four of the projects totaling approximately $68 million have been submitted or identified to date. As the first formal step in dispute resolution, the majority of these claims have now been certified in accordance with federal contracting requirements. As of June 30, 2007, $50 million in cost relating to these claims has been incurred and recognized in revenue.  During the first quarter of 2007, claims for recovery of cost associated with requirements for additional security-cleared labor on three of the embassies were settled.  Additional claims continue to be evaluated.

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

In 2001, Atofina (now part of Total Petrochemicals Inc.) hired Conex International to be the mechanical contractor on a project at Atofina’s refinery in Port Arthur, Texas. FEI was also hired to provide certain engineering advice to Atofina on the project. There was no contract between Conex and FEI. Later in 2001 after the project was complete, Conex and Atofina negotiated a final settlement for extra work on the project.  Conex sued FEI in September 2003 alleging damages for interference and misrepresentation and demanding that FEI should pay Conex the balance of the extra work charges that Atofina did not pay in the settlement.  Conex also asserted that FEI interfered with Conex’s contract and business relationship with Atofina. The jury verdict included damages for the extra work and the alleged interference.

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

(11)                     In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances.  The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable.  For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.  As of June 30, 2007, no material changes to the amount of financial or performance guarantees outstanding have occurred since the filing of the company’s December 31, 2006 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of June 30, 2007, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2006 annual report on Form 10-K and the carrying value of recorded guarantee obligations was not significant as of either of those dates.

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

RESULTS OF OPERATIONS

Net earnings in the three and six months ended June 30, 2007 were $95.6 million, or $1.05 per diluted share, and $180.2 million, or $1.99 per diluted share, respectively.  These results compare with net earnings of $66.6 million, or $0.74 per diluted share, and $155.4 million, or $1.74 per diluted share, respectively, for the corresponding periods of 2006.

Consolidated revenue for the three and six months ended June 30, 2007 was $4.2 billion and $7.9 billion, respectively, compared with $3.5 billion and $7.1 billion for the corresponding periods in 2006.  A significant decline in revenue of the Government segment has been more than offset by increases in revenue from all of the other segments.

The effective tax rates, based on the company’s actual operating results for the three and six months ended June 30, 2007 were approximately 33 percent and 36 percent, respectively, compared with approximately 38 percent for each of the corresponding periods of 2006. The decrease in the effective tax rates for the three and six months ended June 30, 2007 compared with the corresponding periods in 2006 is primarily attributable to the recognition of previously unrecognized tax benefits due to the resolution of certain tax issues related to prior periods and the reversal of certain valuation allowances resulting in the realization of tax benefits associated with certain foreign net operating losses.

Consolidated new awards for the three and six months ended June 30, 2007 were $5.8 billion and $10.3 billion, respectively, compared with $5.8 billion and $9.6 billion in the corresponding 2006 periods.  The Oil & Gas, Global Services and Power segments had increases in new awards, partially offset by lower new awards in the Industrial & Infrastructure and Government segments.  Approximately 50 percent of consolidated new awards for the six months ended June 30, 2007 were for projects located outside of the United States.

Consolidated backlog at June 30, 2007 of $25.7 billion was approximately 43 percent higher compared with backlog at June 30, 2006 and approximately 17 percent higher than backlog at the end of 2006.  As of June 30, 2007, approximately 55 percent of consolidated backlog relates to international projects.  Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur.  Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

OIL & GAS

Revenue and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2007	2006	2007	2006

Revenue	$2,140.9	$1,301.7	$3,822.5	$2,492.9
Operating profit	100.5	76.5	188.8	133.2

Revenue has increased as the result of higher levels of project execution by 65 percent and 53 percent for the three and six months ended June 30, 2007 compared with the corresponding periods in 2006.  The current year revenue growth has been accompanied by substantial operating profit increases.  Operating profit margin for the three and six months ended June 30, 2007 was 4.7 percent and 4.9 percent, respectively, compared with 5.9 percent and 5.3 percent in the corresponding 2006 periods.  Margins have declined during 2007 as a number of large projects transition from engineering to construction.  Although the construction phase of a project typically reflects higher dollar amounts of revenue and operating profit, the margin percentages are generally lower than the engineering phase.

New awards for the three months ended June 30, 2007 were $2.1 billion, compared with $2.6 billion for the 2006 comparison period, which included one very large project.  New awards during the 2007 period were dispersed among a number of smaller projects, many of which are in the United States.  Backlog at June 30, 2007 increased by 68 percent to $14.0 billion compared with $8.4 billion at June 30, 2006.

Total assets in the Oil and Gas segment increased to $731 million at June 30, 2007 from $629 million at December 31, 2006 primarily due to the increased level of project execution activities.

INDUSTRIAL & INFRASTRUCTURE

Revenue and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2007	2006	2007	2006

Revenue	$877.2	$749.1	$1,650.6	$1,511.9
Operating profit	22.6	17.8	43.7	31.4

Revenue, operating profit and margin percentages have all increased during the 2007 periods, largely on the strength of mining project performance.  Margin percentages for the segment during the 2007 periods include the impacts of significant bid and proposal costs and charges of $6.3 million and $11.3 million during the three and six month periods for a transportation infrastructure project in California.  A charge totaling $4.5 million was recognized during the six months ended June 30, 2006 relating to the project.  The contract, which is being executed on a fixed-price basis by a 50/50 joint venture in which the company participates, continues to be subject to circumstances including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays, resulting in additional cost and claims against the client.  The customer has recently begun to withhold liquidated damages from amounts otherwise due the joint venture.  The company believes that any amounts that are withheld for liquidated damages will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue because of the withholdings.

New awards for the three months ended June 30, 2007 were $1.1 billion compared with $2.3 billion for the 2006 comparison period, which accounted for over half of the segment’s total new awards for the previous year.  New awards during the current year have been concentrated in the mining sector.  Backlog increased to $5.7 billion at June 30, 2007 compared with $5.4 billion at June 30, 2006.

GOVERNMENT

Revenue and operating profit for the Government segment are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2007	2006	2007	2006

Revenue	$325.1	$816.2	$671.0	$1,950.0
Operating profit	9.4	24.7	25.8	103.2

As expected, a substantial decrease in revenue and operating profit occurred in the three and six months ended June 30, 2007 compared with the same periods in the prior year.  This was primarily the result of the significant contributions from Federal Emergency Management Agency (“FEMA”) hurricane relief and Iraq reconstruction work, as well as the Fernald environmental project, during the 2006 periods.  The Fernald contract is substantially complete and the volume of Iraq and FEMA task orders has been significantly lower in 2007.

New awards of $181 million in the three months ended June 30, 2007 were substantially lower than the $442 million of new awards during the 2006 period due to reduced volumes from Iraq and FEMA contracts.

Backlog at June 30, 2007 declined to $428 million from $699 million at the end of the second quarter of 2006.

Total assets in the Government segment decreased to $334 million at June 30, 2007 from $597 million at December 31, 2006 due to the billing and collection of substantially all of the previously unbilled fees on the Fernald project during the second quarter and progress towards completion on the FEMA and Iraq reconstruction contracts.

GLOBAL SERVICES

Revenue and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2007	2006	2007	2006

Revenue	$598.1	$483.5	$1,232.7	$942.8
Operating profit	48.2	39.9	95.1	75.5

Revenue and operating profit increased significantly during the three and six months ended June 30, 2007 compared with the same periods in 2006, reflecting continued growth across the various service lines.

New awards and backlog for Global Services reflect operations and maintenance activities only. The equipment, temporary staffing and global procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue.  New awards for the three months ended June 30, 2007 were $570 million compared with $280 million for the 2006 comparison period.  Current year new awards include the renewal of one large contract for a key customer.  Backlog for Global Services at June 30, 2007 was $2.6 billion, up slightly from $2.5 billion at June 30, 2006.

POWER

Revenue and operating profit for the Power segment are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2007	2006	2007	2006

Revenue	$280.2	$105.9	$486.5	$183.7
Operating profit	6.5	2.6	11.3	2.6

Higher levels of project execution activity during 2007 have given rise to improved operating profit for the segment compared with the 2006 periods, which included a loss on one project during the first quarter of that year.

New project awards in the second quarter of 2007 were $1.8 billion, including a large coal-fired power plant in Texas, compared with $122 million in the 2006 comparison period. Backlog at June 30, 2007 was $3.0 billion, up from $1.1 billion at June 30, 2006.

OTHER

Corporate administrative and general expense for the three and six months ended June 30, 2007 was $51.7 million and $97.1 million, respectively, compared with $54.3 million and $96.1 million in the corresponding periods of 2006.  Compensation cost included in corporate administrative and general expense increased during the three months ended June 30, 2007 compared with the corresponding 2006 period as a result of the strong 2007 operating performance and the company stock price increase.  Corporate administrative and general expense for the three months ended June 30, 2006 included $8.8 million relating to the relocation of the corporate office during that year.

Net interest income of $8.1 million and $12.3 million during the three and six month periods ended June 30, 2007 compares with net interest expense of $0.7 million and $0.5 million during the corresponding periods of 2006.  This improvement is the primary result of higher cash balances during the current year.

Income tax expense for the three and six months ended June 30, 2007 and 2006 is discussed above under “Results of Operations”.

ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006, and the company adopted this interpretation in the first quarter of 2007.

As a result of the adoption of FIN 48, the company recognized a cumulative-effect adjustment of $45 million, increasing its liability for unrecognized tax benefits, interest and penalties and reducing the January 1, 2007 balance of retained earnings.  As of the date of adoption, including the impact of recognizing the increase in liability noted above, the company’s unrecognized tax benefits totaled $351 million of which $166 million, if recognized, would affect the company’s effective tax rate.  There was no material change in the liability for unrecognized tax benefits during the three and six months ended June 30, 2007.

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

In connection with the U.S. Internal Revenue Service (“IRS”) examination of the company’s income tax returns for the tax years beginning November 1, 1995 through December 31, 2000, the IRS proposed certain significant adjustments that, if sustained, would result in additional taxes and penalties.  The company filed protests with IRS Appeals contesting many of the proposed adjustments and all of the proposed penalties.  It is reasonably possible that the company will reach an agreement for those years with IRS Appeals within the next 12 months.  Although the final outcome of a settlement with IRS Appeals is not yet determinable, the company anticipates significant favorable adjustments to unrecognized tax benefits.

The company recognizes potential interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.  As of June 30, 2007, the accrual totaled $70.7 million for the potential payment of interest and penalties, including $3.9 million that was recognized during the first six months of 2007.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

As of June 30, 2007, the following matters relating to completed and in progress projects are in the dispute resolution process:

Infrastructure Joint Venture Project

London Connect Project

Embassy Projects

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

Conex International vs. Fluor Enterprises, Inc.

Discussion of the status of these projects is included in Footnote 10 to the Condensed Consolidated Financial Statements.

FINANCIAL POSITION AND LIQUIDITY

During the six months ended June 30, 2007, cash generated by operating activities of $516 million resulted from earnings sources and reduced working capital, which includes the billing and collection of fees on the Fernald project.  During the corresponding 2006 period, substantial working capital requirements to support the FEMA hurricane recovery efforts and expansion of project execution activities more than offset earnings sources.

Cash utilized by investing activities was $93.2 million in the first half of 2007 compared with $96.2 million in the 2006 comparison period.  Capital expenditures were $120.6 million in the six months ended June 30, 2007 compared with $110.8 million during the 2006 period, which included construction of the new headquarters facility.  Expenditures during the current year include significant amounts relating to equipment operations and investments in computer infrastructure upgrades.

Financing activities in the first six months of both 2007 and 2006 include non-recourse project financing of the National Roads Telecommunications Services Project discussed below.  Also impacting cash flows in the first six months of both 2007 and 2006 was $6.4 million and $14.5 million, respectively, in cash received from the exercise of stock options.  Declared dividends are typically paid during the month following the quarter in which they are declared.  However, for the dividend paid to shareholders as of January 3, 2006, payment by the company to the disbursing agent occurred in the month of December 2005, resulting in no cash payment by the company in the first quarter of 2006.  The company’s total debt to total capitalization (“debt-to-capital”) ratio at June 30, 2007 was 24.7 percent compared with 24.4 percent at December 31, 2006.

During 2007, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar, resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive loss.  Because most of the cash held in foreign currencies will be used for project related expenditures in those currencies, the company’s exposure to realized exchange gains and losses is considered nominal.

Liquidity is provided by cash generated from operations, advance billings on contracts in progress and access to financial markets. As customer advances are reduced through use in project execution and if not replaced by advances on new projects, the company’s cash position would be reduced.  For the next 12 months, cash on hand, generated from operations and supplemented by borrowings under credit facilities and the issuance of debt or equity securities, if required, are expected to be sufficient to fund operating requirements.  The requirements for operating liquidity resulted in the need for short-term commercial paper borrowings of $100 million during the first half of 2006.

In December 2004, the company irrevocably elected to pay the principal amount of its Convertible Senior Notes (the “Notes”) in cash if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion. The trigger price condition has been satisfied during each period since the fourth quarter of 2005 and the Notes have therefore been classified as short-term debt as of June 30, 2007 and December 31, 2006.  The company does not know the amount, if any, of the Notes that will be presented for conversion, and will use available cash balances to satisfy any required repayments.

Off-Balance Sheet Arrangements

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $2.2 billion in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts.  At June 30, 2007, the company had utilized $780 million of its letter of credit capacity. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts.  These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances.  The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution.  As of June 30, 2007, no material changes to the amount of financial or performance guarantees outstanding have occurred since the filing of the company’s December 31, 2006 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower.  Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of June 30, 2007, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2006 annual report on Form 10-K and the carrying value of recorded guarantee obligations was not significant as of either of those dates.

National Roads Telecommunications Services (“NRTS”) Project

During 2005, the company’s Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited (“GeneSYS”), which is consolidated in the company’s consolidated financial statements.  The project was entered into with the United Kingdom Secretary of State for Transport (the “Highways Agency”) to design, build, maintain and finance a new integrated transmission network throughout England’s motorways.  The project will be executed by GeneSYS, in which the company owns a 45 percent interest, and HSBC Infrastructure Fund Management Limited, which owns a 55 percent interest.  GeneSYS will finance the engineering and construction (“E&C”) of upgraded telecommunications infrastructure with approximately $281 million (£140 million) of non-recourse debt (the “term loan facility”) from a consortium of lenders (the “Banks”) along with joint venture member capital contributions totaling approximately $44 million (£22 million).  The equity contributions by the joint venture members have been provided through equity bridge loans from the

Banks.  These loans have been guaranteed or secured in proportion to each member’s equity participation.  The equity bridge loans are repayable upon completion of the upgrade at which time the equity members are required to fund their contributions to the joint venture, which is expected to occur in 2007.

Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture.  The company’s condensed consolidated financial statements include the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks totaling $248.9 million and $192.8 million at June 30, 2007 and December 31, 2006, respectively.

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

The term loan facility is an obligation of GeneSYS and will never be a debt obligation of the company because it is non-recourse to the joint venture members.  Accordingly, in the event of a default on the term loans, the lenders may only look to the resources of GeneSYS for repayment.  The debt will never be repayable from assets of the company beyond its gross $20 million equity investment plus any un-remitted profits in the venture.

The contract has been segmented between the E&C and operations & maintenance (“O&M”) portions of the work to be performed.  The E&C portion of the work is being accounted for using contract accounting revenue recognition principles.  As of June 30, 2007, a total of $233.4 million of E&C revenue has been recognized, including $58.1 million during 2007, for which the related receivable is included primarily in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheet.  Revenue in connection with O&M services including on-demand services will be recognized as earned through the life of the contract.

Financial Instruments

The company utilizes foreign exchange forward or options contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation.  At June 30, 2007, the company had forward foreign exchange contracts of less than 12 months duration to exchange major world currencies for U.S. dollars.  The total gross notional amount of these contracts was $103 million.

Item 3.                       Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes on this matter in the first six months of 2007.  Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2006 remain current.

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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended June 30
(in millions)	2007	2006

Backlog – beginning of period	$23,707.0	$15,377.8
New awards	5,797.8	5,755.6
Adjustments and cancellations, net	304.9	247.3
Work performed	(4,110.9)	(3,350.5)
Backlog – end of period	$25,698.8	$18,030.2

	Six Months Ended June 30
(in millions)	2007	2006

Backlog – beginning of period	$21,877.7	$14,926.6
New awards	10,261.4	9,581.4
Adjustments and cancellations, net	1,218.6	413.6
Work performed	(7,658.9)	(6,891.4)
Backlog – end of period	$25,698.8	$18,030.2

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

For information on matters in dispute, see Footnote 10 to the Condensed Consolidated Financial Statements under Part I, Item 1.

Item 1A.                 Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          The following table provides information about purchases by the company during the quarter ended June 30, 2007 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (2)

April 1, 2007 – April 30, 2007	635	$ 98	N/A	4,141,200

May 1, 2007 – May 31, 2007	35	$ 97	N/A	4,141,200

June 1, 2007 – June 30, 2007	2,881	$103	2,800	4,138,400

Total	3,551	$101

(1)        Includes 751 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans and 2,800 shares of company stock repurchased by the company during June 2007 under its stock repurchase program for total consideration of $287,000.

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

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 15, 2007).

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

FLUOR CORPORATION

Date: August 7, 2007	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date: August 7, 2007	/s/ V.L. Prechtl
V. L. Prechtl
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description
3.1

Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 15, 2007).

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