Form 10-Q
period 2007-09-30
FLUOR CORP
filed 2007-11-07
CIK 1124198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common Stock, $0.01 par value – 88,424,668 shares outstanding on October 31, 2007.

FLUOR CORPORATION

FORM 10-Q

September 30, 2007

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per share amounts)	2007	2006	2007	2006

TOTAL REVENUE	$4,115,226	$3,364,036	$11,978,568	$10,445,342

TOTAL COST OF REVENUE	3,925,705	3,317,401	11,424,354	10,052,770

OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	44,931	32,647	142,049	128,720
Interest expense	6,989	6,429	19,389	17,510
Interest income	(17,662)	(6,292)	(42,339)	(16,837)

Total Cost and Expenses	3,959,963	3,350,185	11,543,453	10,182,163

EARNINGS BEFORE TAXES	155,263	13,851	435,115	263,179
INCOME TAX EXPENSE (BENEFIT)	61,587	(13,487)	161,259	80,435

NET EARNINGS	$93,676	$27,338	$273,856	$182,744

EARNINGS PER SHARE
BASIC	$1.07	$0.32	$3.14	$2.12

DILUTED	$1.02	$0.31	$3.01	$2.05

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	87,323	86,363	87,154	86,179

DILUTED	91,730	88,933	90,836	89,153

DIVIDENDS DECLARED PER SHARE	$0.20	$0.20	$0.60	$0.60

  See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	September 30 2007	December 31 2006 *

ASSETS

Current assets
Cash and cash equivalents	$1,570,594	$976,050
Accounts and notes receivable	887,420	904,364
Contract work in progress	932,162	921,062
Deferred taxes	203,777	182,522
Other current assets	215,061	339,588

Total current assets	3,809,014	3,323,586

Property, plant and equipment (net of accumulated depreciation of $597,517 and $540,921, respectively)	757,313	692,126
Investments and goodwill	244,405	221,274
Deferred taxes	141,407	143,272
Deferred compensation trusts	267,424	246,965
Other	327,835	247,647

	$5,547,398	$4,874,870

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$898,478	$804,050
Convertible senior notes	329,999	329,999
Equity bridge loan	-	19,126
Non-recourse project finance debt	16,361	23,376
Advance billings on contracts	615,030	531,548
Accrued salaries, wages and benefits	503,197	389,694
Other accrued liabilities	285,405	308,474

Total current liabilities	2,648,470	2,406,267

Long-term debt due after one year	17,699	17,686
Non-recourse project finance debt	261,683	169,443
Non-current liabilities	623,605	551,002
Contingencies and commitments

Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value); none issued	--	--
Common – authorized 150,000,000 shares ($0.01 par value); issued and outstanding 88,387,622 and 88,041,301 shares in 2007 and 2006, respectively	884	880
Additional capital	693,823	654,137
Accumulated other comprehensive loss	(98,655)	(148,332)
Retained earnings	1,399,889	1,223,787

Total shareholders’ equity	1,995,941	1,730,472

	$5,547,398	$4,874,870

*Amounts at December 31, 2006 have been derived from audited financial statements.

  See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30
(in thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$273,856	$182,744
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	105,339	86,132
Amortization of intangibles	1,463	1,515
Restricted stock and stock option amortization	24,177	25,932
Minority interest	16,394	(11,734)
Adjust deferred compensation trust assets to fair value	(20,459)	(11,025)
Adjust deferred compensation obligation to fair value	31,707	15,123
Taxes paid on vested restricted stock	(12,243)	(14,393)
Deferred taxes	(39,637)	(119,739)
Stock option tax benefit	(17,571)	(12,260)
Retirement plan accrual, net of contributions	(26,077)	16,311
Decrease (increase) in unbilled fees receivable	118,162	(4,322)
Changes in operating assets and liabilities	221,747	19,414
Equity in earnings of investees	(8,498)	(10,474)
Insurance proceeds	-	9,345
Currency translation	5,150	13,887
Other items	(377)	(401)

Cash provided by operating activities	673,133	186,055

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(200,923)	(187,556)
Investments	(57)	(314)
Proceeds from disposal of property, plant and equipment	44,433	28,285
Other items	(2,547)	(1,852)

Cash utilized by investing activities	(159,094)	(161,437)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of non-recourse project financing	101,665	76,050
Repayment of non-recourse project financing	(23,376)	-
Repayment of equity bridge loan	(19,126)	-
Stock options and warrants exercised	10,963	31,726
Stock option tax benefit	17,571	12,260
Cash dividends paid	(52,663)	(35,254)
Other items	(201)	(447)

Cash provided by financing activities	34,833	84,335

Effect of exchange rate changes on cash	45,672	(2,922)

Increase in cash and cash equivalents	594,544	106,031

Cash and cash equivalents at beginning of period	976,050	789,016

Cash and cash equivalents at end of period	$1,570,594	$895,047

   See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(1)                              The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2006 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals, including certain contract loss provisions) which, in the opinion of management, are necessary to present fairly its consolidated financial position at September 30, 2007 and its consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 and its cash flows for the nine months ended September 30, 2007 and 2006.

Certain 2006 amounts have been reclassified to conform with the 2007 presentation.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 157 on the company’s financial position, results of operations and cash flows.

(2)                                  The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2007	2006	2007	2006

Net earnings	$93,676	$27,338	$273,856	$182,744
Foreign currency translation adjustment	19,158	504	42,583	10,630
Amortization of net actuarial loss from pension plans	2,630	--	7,094	--

Comprehensive income	$115,464	$27,842	$323,533	$193,374

(3)                                  The effective tax rates, based on the company’s actual operating results for the three and nine months ended September 30, 2007 were approximately 39.7 percent and 37.1 percent, respectively. The utilization of net operating loss and capital loss carryforwards and an increase in the extraterritorial income exclusion and the domestic production activities deduction, resulted in recognition of tax benefit of $13.5 million in the third quarter of 2006. These factors reduced the effective tax rate for the nine months ended September 30, 2006 to 30.6 percent.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

transition. This interpretation is effective for fiscal years beginning after December 15, 2006, and the company adopted this interpretation in the first quarter of 2007.

As a result of the adoption of FIN 48, the company recognized a cumulative-effect adjustment of $45 million, increasing its liability for unrecognized tax benefits, interest and penalties and reducing the January 1, 2007 balance of retained earnings. As of the date of adoption, including the impact of recognizing the increase in liability noted above, the company’s unrecognized tax benefits totaled $351 million of which $166 million, if recognized, would affect the company’s effective tax rate. There was no material change in the liability for unrecognized tax benefits during the three and nine months ended September 30, 2007.

The company conducts business globally and, as a result, the company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the United Kingdom and the United States. Although the company believes its tax estimates for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorable and unfavorable. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1996.

In connection with the U.S. Internal Revenue Service (“IRS”) examination of the company’s income tax returns for the tax years beginning November 1, 1995 through December 31, 2000, the IRS proposed certain significant adjustments that, if sustained, would result in additional taxes and penalties. The company filed protests with IRS Appeals contesting many of the proposed adjustments and all of the proposed penalties. The company reached a tentative agreement with IRS Appeals in September 2007, which is subject to review by the Congressional Joint Committee on Taxation (Joint Committee). Although the final outcome is not determinable until the Joint Committee completes its review, the company anticipates significant favorable adjustments to unrecognized tax benefits within the next six months.

The company recognizes potential interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. As of September 30, 2007, the accrual totaled $74 million for the potential payment of interest and penalties, including $3 million and $7 million that was recognized during the three and nine months then ended, respectively.

(4)                                  Cash paid for interest was $28.4 million and $13.5 million for the nine months ended September 30, 2007 and 2006, respectively. Income tax payments, net of receipts, were $166.2 million and $129.5 million during the nine-month periods ended September 30, 2007 and 2006, respectively.

(5)                                  Dilutive securities included in the determination of shares used to compute diluted earnings per share (“EPS”) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(shares in thousands)	2007	2006	2007	2006

Employee stock options and restricted stock	800	733	761	715
Conversion equivalent of dilutive convertible debt	3,607	1,607	2,921	2,003
Warrant	---	230	---	256
Total	4,407	2,570	3,682	2,974

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)                                  Operating information by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
External Revenue (in millions)	2007	2006	2007	2006

Oil & Gas	$2,177.9	$1,382.5	$6,000.4	$3,875.4
Industrial & Infrastructure	735.4	800.3	2,386.0	2,312.3
Government	336.6	550.3	1,007.7	2,500.2
Global Services	541.7	484.4	1,774.4	1,427.2
Power	323.6	146.5	810.1	330.2

Total external revenue	$4,115.2	$3,364.0	$11,978.6	$10,445.3

	Three Months Ended September 30		Nine Months Ended September 30
Operating Profit (Loss) (in millions)	2007	2006	2007	2006

Oil & Gas	$111.5	$86.8	$300.3	$220.0
Industrial & Infrastructure	26.7	21.5	70.5	52.9
Government	(2.1)	(95.2)	23.6	8.0
Global Services	47.5	31.5	142.6	107.0
Power	5.9	2.0	17.2	4.7

Total operating profit	$189.5	$46.6	$554.2	$392.6

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2007	2006	2007	2006

Total segment operating profit	$189.5	$46.6	$554.2	$392.6
Corporate administrative and general expense	44.9	32.6	142.1	128.7
Interest (income) expense, net	(10.7)	0.1	(23.0)	0.7

Earnings before taxes	$155.3	$13.9	$435.1	$263.2

Corporate administrative and general expense includes non-operating income of $0.6 million and non-operating expense of $2.3 million for the three and nine months ended September 30, 2007, respectively, compared with income of $0.5 million in the three months and expense of  $4.9 million in the nine months of 2006. The nine month amount in 2006 includes $3.6 million relating to the impairment of an investment.

Total assets in the Oil & Gas segment increased to $753 million at September 30, 2007 from $629 million at December 31, 2006 primarily due to the increased level of project execution activities.

Total assets in the Industrial & Infrastructure segment increased to $829 million at September 30, 2007 from $686 million at December 31, 2006 primarily related to the build out of the National Roads Telecommunications Services project as discussed in Note 7.

Total assets in the Government segment decreased to $321 million at September 30, 2007 from $597 million at December 31, 2006 due to the billing and collection of substantially all of the previously unbilled fees on the Fernald project during the second quarter and progress towards completion on the Federal Emergency Management Agency (“FEMA”) and Iraq reconstruction contracts. All of the other segments have experienced increases in assets during 2007 as the result of higher levels of project execution activities.

(7)           During 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due 2024, realizing net proceeds of $323 million. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash if a specified trading price of the

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion. The trigger price condition has been satisfied during each period since the fourth quarter of 2005 and the Notes have therefore been classified as short-term debt as of September 30, 2007 and December 31, 2006.

On August 31, 2007, the FASB issued for comment Staff Position APB 14-a -- “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-a). FSP APB 14-a requires the issuer of a convertible debt instrument to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-a, if approved, would become effective for financial statements issued for fiscal years beginning after December 15, 2007 and would be applied retrospectively to all periods presented. Management is currently evaluating the impact on the company’s financial position, results of operations and cash flows if the proposed FSP APB 14-a is issued as currently drafted.

National Roads Telecommunications Services (“NRTS”) Project

During 2005, the company’s Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited (“GeneSYS”), which is consolidated in the company’s consolidated financial statements. The project was entered into with the United Kingdom Secretary of State for Transport (the “Highways Agency”) to design, build, maintain and finance a new integrated transmission network throughout England’s motorways. The project will be executed by GeneSYS, in which the company owns a 45 percent interest, and HSBC Infrastructure Fund Management Limited, which owns a 55 percent interest. GeneSYS will finance the engineering and construction (“E&C”) of upgraded telecommunications infrastructure with approximately $285 million (£140 million) of non-recourse debt (the “term loan facility”) from a consortium of lenders (the “Banks”) along with joint venture member capital contributions. In September 2007, the joint venture members contributed $44 million to fund their equity commitments. The funds were used to repay debt from the banks including the company’s equity bridge loan. In early October 2007, the newly constructed network achieved operational status.

Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture. The company’s condensed consolidated financial statements include the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks totaling $278 million and $193 million at September 30, 2007 and December 31, 2006, respectively.

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

The contract has been segmented between the E&C and operations & maintenance (“O&M”) portions of the work to be performed. The E&C portion of the work is being accounted for using contract accounting revenue recognition principles. As of September 30, 2007, a total of $254 million of E&C revenue has been recognized, including $79 million during 2007, for which the related receivable is included primarily in other noncurrent assets in the accompanying Condensed

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Consolidated Balance Sheet. Revenue in connection with O&M services including on-demand services will be recognized as earned through the life of the contract.

(8)                                  Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2007	2006	2007	2006

Service cost	$9,785	$8,725	$29,155	$25,982
Interest cost	13,314	10,988	39,554	32,558
Expected return on assets	(17,588)	(15,271)	(52,241)	(45,255)
Amortization of transition asset	--	2	--	7
Amortization of prior service cost	(24)	(29)	(71)	(87)
Recognized net actuarial loss	4,232	4,803	12,588	14,261

Net periodic pension expense	$9,719	$9,218	$28,985	$27,466

The company currently expects to fund approximately $55 million to $75 million during 2007. During the nine months ended September 30, 2007, contributions of approximately $54 million were made by the company.

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended September 30		Nine months ended September 30
(in thousands)	2007	2006	2007	2006

Service cost	$--	$--	$--	$--
Interest cost	353	386	1,055	1,156
Expected return on assets	--	--	--	--
Amortization of prior service cost	--	--	--	--
Recognized net actuarial loss	226	280	677	840

Net periodic postretirement benefit cost	$579	$666	$1,732	$1,996

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(9)           Restricted stock awards totaling 196,831 shares and 271,000 shares were granted in the nine months ended September 30, 2007 and 2006, respectively, at weighted-average per share prices of $90 and $84, respectively, vesting over five years. During the nine months ended 2007 and 2006, options for the purchase of 421,820 shares at a weighted average price of $89 per share and 260,000 shares at a weighted-average price of $84 per share, respectively, were awarded, with annual vesting of 20 percent. The contractual lives of 2007 awards are consistent with those of prior years.

(10)         The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. The company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Clients have made claims arising from engineering and construction contracts against the company, and the company has made claims against clients for cost incurred in excess of the current contract provisions. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

estimated. Recognized claims against clients amounted to $234 million and $200 million at September 30, 2007 and December 31, 2006, respectively, and are included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of September 30, 2007, several matters on certain completed and in-progress projects are in the litigation and dispute resolution process. The following discussion provides a background and current status of certain of these matters:

Infrastructure Joint Venture Project

The company participates in a 50/50 joint venture that is executing a fixed-price transportation infrastructure project in California. The project continues to be subject to circumstances including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays, resulting in additional cost. During the three and nine months ended September 30, 2007, provisions of $4.7 million and $16 million, respectively, were recognized due to increasing estimated cost. A charge totaling $28 million was recognized during the nine months ended September 30, 2006. The company continues to evaluate the impact of these circumstances on estimated total project cost, as well as claims for recoveries and other contingencies on the project. To date, the joint venture has submitted claims totaling approximately $155 million to the client. Cost of $95.6 million has been incurred by the joint venture relating to these claims as of September 30, 2007 and the company has recognized its $47.8 million proportionate share of this cost in revenue. The project is expected to be open for traffic in the fourth quarter of 2007.

The customer has recently begun to withhold liquidated damages from amounts otherwise due the joint venture. The company believes that any amounts that are withheld for liquidated damages will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue because of the withholdings.

London Connect Project

The company is involved in arbitration proceedings in connection with its London Connect Project, a $500 million lump sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system. In February 2005, the company sought relief through arbitration proceedings for two issues. First, the company is seeking relief for the overall delay and disruption to the project. The arbitration hearings on the claim that relates to the contract time period of 2001 through 2003 have been held and an interim decision from the arbitrator was received in December 2006. A claim for delay and disruption for the 2004 through 2005 time period has been submitted to the dispute resolution process. Reflecting the interim outcome for 2001 through 2003, the company has recognized $106.8 million in claims revenue relating to incurred cost attributed to the delay and disruption claims. In addition, the company was assessed and has paid $54 million representing its share of liquidated damages. This payment has not been recognized as a reduction in project revenue because it is expected that amounts assessed will be substantially recovered upon resolution of the company’s claims. The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment. The hearings on this issue have concluded and resulted in sustaining the company’s position that it did not have any responsibility for cost associated with this portion of the work under the contract.

Embassy Projects

The company has been performing work on 11 embassy projects for the United States Department of State under fixed-price contracts over the last four years. These projects have been adversely

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

impacted by higher cost due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, site conditions at certain locations, subcontractor difficulties and the availability and productivity of construction labor. As of December 31, 2006, nine of the embassies were completed and occupied. The project in Greece was completed in the second quarter of 2007 and, as of September 30, 2007, the physical completion of the Haiti embassy has progressed to approximately 86 percent.

Claims for equitable adjustment totaling approximately $53 million on three of the projects have been submitted or identified to date. As the first formal step in dispute resolution, the majority of these claims have now been certified in accordance with federal contracting requirements. As of September 30, 2007, $46.8 million in cost relating to these claims has been incurred and recognized in revenue. During the third quarter of 2007, claims on one project were settled for approximately the recognized amount. During the first quarter of 2007, claims for recovery of cost associated with requirements for additional security-cleared labor on three of the embassies were settled. Additional claims continue to be evaluated.

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

Conex International v. Fluor Enterprises, Inc.

In November 2006, a Jefferson County, Texas, jury reached an unexpected verdict in the case of Conex International (“Conex”) v. Fluor Enterprises, Inc. (“FEI”), ruling in favor of Conex and awarded $98.8 million in damages related to a 2001 construction project.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(11)         In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. As of September 30, 2007, no material changes to the amount of financial or performance guarantees outstanding have occurred since the filing of the company’s December 31, 2006 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of September 30, 2007, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2006 annual report on Form 10-K and the carrying value of recorded guarantee obligations was not significant as of either of those dates.

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

•      Decreased capital investment or expenditures, or a failure to make anticipated increased capital investment or expenditures, by the company’s clients.

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

RESULTS OF OPERATIONS

Net earnings in the three and nine months ended September 30, 2007 were $93.7 million, or $1.02 per diluted share, and $273.9 million, or $3.01 per diluted share, respectively. These results compare with net earnings of $27.3 million, or $0.31 per diluted share, and $182.7 million, or $2.05 per diluted share, respectively, for the corresponding periods of 2006. Earnings before taxes in the third quarter of 2007 include a provision of $20.9 million in the Government segment on a fixed-priced project. In addition, earnings include provisions totaling $4.7 million and $16.0 million in the Industrial & Infrastructure segment in the 2007 three and nine month periods, respectively, relating to a fixed price transportation infrastructure joint venture project in California.

Earnings for the three and nine months ended September 30, 2006 were significantly impacted by provisions totaling $168 million on fixed-price projects in the Government and Industrial & Infrastructure segments. Provisions for losses on certain fixed-price embassy projects totaling $133 million and $154 million were recognized in the three and nine months of 2006, respectively. In addition to the provisions on the embassy projects, provisions totaling $13 million and $29 million in the three and nine months ended September 30, 2006, were recognized on a project in Afghanistan. See further discussion of the embassy and Afghanistan provisions under Government below. Results also include provisions totaling $22 million and $27 million in the three and nine months ended September 30, 2006 for a fixed price transportation infrastructure joint venture project in California. See further discussion of the transportation project under Industrial & Infrastructure below.

Consolidated revenue for the three and nine months ended September 30, 2007 was $4.1 billion and $12.0 billion, respectively, compared with $3.4 billion and $10.4 billion for the corresponding periods in 2006. A significant decline in revenue of the Government segment has been more than offset by increases in revenue from all of the other segments.

The effective tax rates, based on the company’s actual operating results for the three and nine months ended September 30, 2007 were approximately 39.7 percent and 37.1 percent, respectively. A tax benefit totaling $13.5 million was recognized in the three months ended September 30, 2006 reflecting the utilization of net operating loss carryforwards and an increase in the extraterritorial income exclusion and the domestic production activities deduction. These factors reduced the effective tax rate to 30.6 percent, based on the company’s actual operating results for the nine months ended September 30, 2006.

Consolidated new awards for the three and nine months ended September 30, 2007 were $6.0 billion and $16.3 billion, respectively, compared with $4.8 billion and $14.4 billion in the corresponding 2006 periods. The Oil & Gas, Global Services and Power segments had increases in new awards, partially offset by decreases in new awards in the Industrial & Infrastructure and Government segments. Approximately 60 percent of consolidated new awards for the nine months ended September 30, 2007 were for projects located outside of the United States.

Consolidated backlog at September 30, 2007 of $27.9 billion was approximately 41 percent higher compared with backlog at September 30, 2006 and approximately 27 percent higher than backlog at the end of 2006. As of September 30, 2007, approximately 59 percent of consolidated backlog relates to projects located outside of the United States. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

OIL & GAS

Revenue and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2007	2006	2007	2006

Revenue	$2,177.9	$1,382.5	$6,000.4	$3,875.4
Operating profit	111.5	86.8	300.3	220.0

Revenue for the three and nine months ended September 30, 2007 compared with the corresponding periods in 2006 has increased as the result of higher project execution activities on major projects awarded over the last two years. The current year revenue growth has been accompanied by substantial operating profit increases. Operating profit margin for the three and nine months ended September 30, 2007 was 5.1 percent and 5.0 percent, respectively, compared with 6.3 percent and 5.7 percent in the corresponding 2006 periods. Margins have declined during 2007 as a number of large projects transition from engineering to construction. Although the construction phase of a project typically reflects higher dollar amounts of revenue and operating profit, the margin percentages are generally lower than the engineering phase.

New awards for the three months ended September 30, 2007 were $4.3 billion, compared with $2.9 billion for the same period in 2006. New awards during the 2007 period include $2.0 billion for a major refinery project in the Middle East. New awards during the third quarter of 2006 included a new $2.2 billion project in Saudi Arabia. Backlog at September 30, 2007 increased by 63 percent to $16.4 billion compared with $10.1 billion at September 30, 2006.

Total assets in the Oil and Gas segment increased to $753 million at September 30, 2007 from $629 million at December 31, 2006 primarily due to the increased level of project execution activities.

INDUSTRIAL & INFRASTRUCTURE

Revenue and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2007	2006	2007	2006

Revenue	$735.4	$800.3	$2,386.0	$2,312.3
Operating profit	26.7	21.5	70.5	52.9

Revenue in the three months ended September 30, 2007 declined 8 percent compared with the same period in 2006 reflecting a modest reduction in overall project activity. Nine month 2007 revenue was essentially flat compared with the same period in 2006. Operating profit and margin percentages have increased during the three and nine month periods ended September 30, 2007 compared with the same periods in 2006, largely on the strength of mining project performance and lower charges associated with the transportation infrastructure project discussed below. Operating profit for the segment during the 2007 periods include the impact of provisions totaling $4.7 million and $16.0 million for a fixed price transportation infrastructure project in California. Provisions totaling $22 million and $27 million were recognized during the three and nine months ended September 30, 2006, respectively, relating to the project. The contract, which is being executed by a 50/50 joint venture in which the company participates, continues to be subject to circumstances including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays, resulting in additional cost and claims against the client.

New awards for the three months ended September 30, 2007 were $364 million compared with $743 million for the 2006 comparison period. New awards during the current and prior year have been concentrated in the mining sector. Backlog decreased slightly to $5.2 billion at September 30, 2007 compared with $5.3 billion at September 30, 2006.

Total assets in the Industrial & Infrastructure segment increased to $829 million at September 30, 2007 from $686 million at December 31, 2006 primarily related to the build out of the National Roads Telecommunications Services project as discussed below.

GOVERNMENT

Revenue and operating profit for the Government segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2007	2006	2007	2006

Revenue	$336.6	$550.3	$1,007.7	$2,500.2
Operating profit (loss)	(2.1)	(95.2)	23.6	8.0

As expected, a substantial decrease in revenue and operating profit occurred in the three and nine months ended September 30, 2007 compared with the same periods in the prior year. This was primarily the result of the significant contributions from Federal Emergency Management Agency (“FEMA”) hurricane relief and Iraq reconstruction work, as well as the Fernald environmental project, during the 2006 periods. The Fernald contract is substantially complete and the volume of Iraq and FEMA task orders has been significantly lower in 2007. Operating profit in the three months ended September 30, 2007 includes a provision of $20.9 million on a fixed-priced project at the Bagram Air Base in Afghanistan relating to subcontractor execution and quality control issues and liquidated damages due to the resulting delay in project completion. Provisions totaling $13 million and $29 million in the three and nine months ended September 30, 2006 were recognized on this project primarily due to subcontractor performance and quality issues. Operating profit in 2006 was also adversely impacted by provisions on certain embassy projects for the United States Department of State. Provisions on the embassy projects totaled $133 million and $154 million in the three and nine months ended September 30, 2006, respectively.

New awards of $708 million in the three months ended September 30, 2007 compares with $731 million during the 2006 period. Backlog at September 30, 2007 decreased to $839 million from $928 million at the end of the third quarter of 2006.

Total assets in the Government segment decreased to $321 million at September 30, 2007 from $597 million at December 31, 2006 due to the billing and collection of substantially all of the previously unbilled fees on the Fernald project and progress towards completion on the FEMA and Iraq reconstruction contracts.

GLOBAL SERVICES

Revenue and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2007	2006	2007	2006

Revenue	$541.7	$484.4	$1,774.4	$1,427.2
Operating profit	47.5	31.5	142.6	107.0

Revenue and operating profit increased significantly during the three and nine months ended September 30, 2007 compared with the same periods in 2006, reflecting continued growth across the segment’s various service lines. The operating profit and margin was favorably impacted during 2006 primarily due to hurricane recovery support activities.

New awards and backlog for Global Services reflect operations and maintenance activities only. The equipment, temporary staffing and global procurement operations do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. New awards for the three months ended September 30, 2007 were $540 million compared with $221 million for the 2006 comparison period. Current quarter new awards include new work and renewals for two key clients. Backlog for Global Services at September 30, 2007 was $2.7 billion, up from $2.4 billion at September 30, 2006 reflecting improved new awards over the last 12 months.

POWER

Revenue and operating profit for the Power segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2007	2006	2007	2006

Revenue	$323.6	$146.5	$810.1	$330.2
Operating profit	5.9	2.0	17.2	4.7

Higher levels of project execution activity during 2007 have given rise to improved operating profit for the segment compared with the 2006 periods, which included a loss on one project during the first quarter of that year.

New project awards in the third quarter of 2007 were $71 million compared with $158 million in the 2006 comparison period. Backlog at September 30, 2007 was $2.8 billion, up from $1.1 billion at September 30, 2006.

OTHER

Corporate administrative and general expense for the three and nine months ended September 30, 2007 was $44.9 million and $142.0 million, respectively, compared with $32.6 million and $128.7 million in the corresponding periods of 2006. Compensation cost included in corporate administrative and general expense increased during the three and nine months ended September 30, 2007 compared with the corresponding 2006 period as a result of the strong 2007 operating performance and the company stock price increase. Corporate administrative and general expense for the three and nine months ended September 30, 2006 included $3.1 million and $14.4 million, respectively, relating to the relocation of the corporate office during that year.

Net interest income of $10.7 million and $23.0 million during the three and nine month periods ended September 30, 2007 compares with net interest expense of $0.1 million and $0.7 million during the corresponding periods of 2006. This improvement is the primary result of significantly higher cash balances during the current year.

Income tax expense for the three and nine months ended September 30, 2007 and 2006 is discussed above under “Results of Operations”.

ACCOUNTING PRONOUNCEMENTS

On August 31, 2007 the Financial Accounting Standards Board (“FASB”) issued for comment Staff Position APB 14-a – “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-a). FSP APB 14-a requires the issuer of a convertible debt instrument to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-a, if approved, would become effective for financial statements issued for fiscal years beginning after December 15, 2007 and would be applied retrospectively to all periods presented. Management is currently evaluating the impact on the company’s financial position, results of operations and cash flows if the proposed FSP APB 14-a is issued as currently drafted.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 157 on the company’s financial position, results of operations and cash flows.

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

As a result of the adoption of FIN 48, the company recognized a cumulative-effect adjustment of $45 million, increasing its liability for unrecognized tax benefits, interest and penalties and reducing the January 1, 2007 balance of retained earnings. As of the date of adoption, including the impact of recognizing the increase in liability noted above, the company’s unrecognized tax benefits totaled $351 million of which $166 million, if recognized, would affect the company’s effective tax rate. There was no material change in the liability for unrecognized tax benefits during the three and nine months ended September 30, 2007.

The company conducts business globally and, as a result, the company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the United Kingdom and the United States. Although the company believes its tax estimates for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorable and unfavorable. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1996.

In connection with the U.S. Internal Revenue Service (“IRS”) examination of the company’s income tax returns for the tax years beginning November 1, 1995 through December 31, 2000, the IRS proposed certain significant adjustments that, if sustained, would result in additional taxes and penalties. The company reached a tentative agreement with IRS Appeals in September 2007, which is subject to review by the Congressional Joint Committee on Taxation (Joint Committee). Although the final outcome is not determinable until the Joint Committee completes its review, the company anticipates significant favorable adjustments to unrecognized tax benefits within the next six months.

The company recognizes potential interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. As of September 30, 2007, the accrual totaled $74 million for the potential payment of interest and penalties, including $3 million and $7 million that was recognized during the three and nine months then ended, respectively.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

As of September 30, 2007, the following matters relating to completed and in progress projects are in the dispute resolution process:

Infrastructure Joint Venture Project

London Connect Project

Embassy Projects

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

Conex International vs. Fluor Enterprises, Inc.

Discussion of the status of these projects is included in Footnote 10 to the Condensed Consolidated Financial Statements.

FINANCIAL POSITION AND LIQUIDITY

During the nine months ended September 30, 2007, cash generated by operating activities of $673 million resulted from earnings sources and reduced working capital, which includes the billing and collection of fees on the Fernald project. During the corresponding 2006 period, cash generated by operating activities resulted primarily from earnings sources.

Cash utilized by investing activities was $159 million during the nine months ended September 30, 2007 compared with $161.4 million in the 2006 comparison period. Capital expenditures were $200.9 million in the nine months ended September 30, 2007 compared with $187.6 million during the 2006 period, which included construction of the new headquarters facility. Expenditures during the current year include significant amounts relating to equipment operations and investments in computer infrastructure upgrades.

Financing activities in the first nine months of both 2007 and 2006 include non-recourse project financing of the National Roads Telecommunications Services Project discussed below. Also impacting cash flows in the first nine months of both 2007 and 2006 was $11.0 million and $15.1 million, respectively, in cash received from the exercise of stock options. During the third quarter of 2006, a warrant for the purchase of 460,000 shares was exercised, yielding proceeds of $16.6 million. Declared dividends are typically paid during the month following the quarter in which they are declared. However, for the dividend paid to shareholders as of January 3, 2006, payment by the company to the disbursing agent occurred in the month of December 2005, resulting in no cash payment by the company in the first quarter of 2006. The company’s total debt to total capitalization (“debt-to-capital”) ratio at September 30, 2007 was 23.9 percent compared with 24.4 percent at December 31, 2006.

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

In December 2004, the company irrevocably elected to pay the principal amount of its Convertible Senior Notes (the “Notes”) in cash if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion. The trigger price condition has been satisfied during each period since the fourth quarter of 2005 and the Notes have therefore been classified as short-term debt as of September 30, 2007 and December 31, 2006. The company cannot reasonably estimate the amount, if any, of the Notes that will be presented for conversion, and will use available cash balances to satisfy any required repayments.

Off-Balance Sheet Arrangements

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $2.3 billion in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. At September 30, 2007, the company had utilized $895 million of its letter of credit capacity. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. In most cases, any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution. As of September 30, 2007, no material changes to the amount of financial or performance guarantees outstanding have occurred since the filing of the company’s December 31, 2006 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of September 30, 2007, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2006 annual report on Form 10-K and the carrying value of recorded guarantee obligations was not significant as of either of those dates.

National Roads Telecommunications Services (“NRTS”) Project

During 2005, the company’s Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited (“GeneSYS”), which is consolidated in the company’s consolidated financial statements. The project was entered into with the United Kingdom Secretary of State for Transport (the “Highways Agency”) to design, build, maintain and finance a new integrated transmission network throughout England’s motorways. The project will be executed by GeneSYS, in which the company owns a 45 percent interest, and HSBC Infrastructure Fund Management Limited, which owns a 55 percent interest. GeneSYS will finance the engineering and construction (“E&C”) of upgraded telecommunications infrastructure with approximately $285 million (£140 million) of non-recourse debt (the “term loan facility”) from a consortium of lenders (the “Banks”) along with joint venture member capital contributions. During September 2007, the joint venture members contributed

$44 million to fund their equity commitments. The funds were used to repay debt from banks including the company’s equity bridge loan. In early October 2007, the newly constructed network achieved operational status.

Based on a qualitative analysis of the operations of GeneSYS and the variable interests of all parties to the arrangement, under the provisions of FIN 46-R the company has been determined to be the primary beneficiary of the joint venture. The company’s condensed consolidated financial statements include the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks totaling $278 million and $193 million at September 30, 2007 and December 31, 2006, respectively.

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

The contract has been segmented between the E&C and operations & maintenance (“O&M”) portions of the work to be performed. The E&C portion of the work is being accounted for using contract accounting revenue recognition principles. As of September 30, 2007, a total of $254 million of E&C revenue has been recognized, including $79 million during 2007, for which the related receivable is included primarily in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheet. Revenue in connection with O&M services including on-demand services will be recognized as earned through the life of the contract.

Financial Instruments

The company utilizes foreign exchange forward or options contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At September 30, 2007, the company had forward foreign exchange contracts of less than 12 months duration to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts was $96 million.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes on this matter in the first nine months of 2007. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2006 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended September 30
(in millions)	2007	2006

Backlog – beginning of period	$25,698.8	$18,030.2
New awards	6,013.3	4,790.7
Adjustments and cancellations, net	180.0	245.0
Work performed	(4,017.9)	(3,275.9)

Backlog – end of period	$27,874.2	$19,790.0

	Nine months ended September 30
(in millions)	2007	2006

Backlog – beginning of period	$21,877.7	$14,926.6
New awards	16,274.6	14,372.1
Adjustments and cancellations, net	1,398.7	658.6
Work performed	(11,676.8)	(10,167.3)

Backlog – end of period	$27,874.2	$19,790.0

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

Item 2.                              Unregistered Sales of Equity Securities and Use of Proceeds

(c)

The following table provides information about purchases by the company during the quarter ended September 30, 2007 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (2)

July 1, 2007 – July 31, 2007	2,787	$114.64	N/A	4,138,400

August 1, 2007 – August 31, 2007	12,133	$114.84	N/A	4,138,400

September 1, 2007 – September 30, 2007	8,625	$131.00	N/A	4,138,400

Total	23,545	$120.74

(1)	Shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

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

4.2

First Supplemental Indenture between Fluor Corporation and The Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 17, 2004).

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

10.18	Summary of Fluor Corporation Non-employee Director Compensation.*

31.1	Certification of Chief Executive Officer of Fluor Corporation*

31.2	Certification of Chief Financial Officer of Fluor Corporation*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

*                            New exhibit filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 7, 2007	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date:	November 7, 2007	/s/ V.L. Prechtl
V. L. Prechtl
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description
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

4.2

First Supplemental Indenture between Fluor Corporation and The Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 17, 2004).

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

10.18	Summary of Fluor Corporation Non-employee Director Compensation.*

31.1	Certification of Chief Executive Officer of Fluor Corporation*

31.2	Certification of Chief Financial Officer of Fluor Corporation*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

*                            New exhibit filed with this report.