Form 10-K
period 2007-12-31
FLUOR CORP
filed 2008-02-29
CIK 1124198

Use these links to rapidly review the document
FLUOR CORPORATION INDEX TO ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended December 31, 2007
FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-16129

FLUOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0927079 (I.R.S. Employer Identification No.)
6700 Las Colinas Boulevard Irving, Texas (Address of principal executive offices)	75039 (Zip Code)
469-398-7000 (Registrant's telephone number, including area code)
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☑

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

        As of June 30, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $9.76 billion based on the closing sale price as reported on the New York Stock Exchange.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2008
Common Stock, $.01 par value per share	88,593,022 shares
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2008 (Proxy Statement)	Part III

FLUOR CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

i

        From time to time, Fluor® Corporation makes certain comments and disclosures in reports and statements, including this annual report on Form 10-K, or statements are made by its officers or directors, that, while based on reasonable assumptions, may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a "safe harbor" may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements, including disclosures which use words such as the company "believes," "anticipates," "expects," "estimates" and similar statements are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations.

        Any forward-looking statements that we may make are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. Any forward-looking statements are subject to the risks, uncertainties and other factors that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements. The most significant of these risks, uncertainties and other factors are described in this Form 10-K, including in Item 1A. — "Risk Factors." Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Due to known and unknown risks, the company's actual results may differ materially from its expectations or projections. While most risks affect only future cost or revenue anticipated by the company, some risks may relate to accruals that have already been reflected in earnings. The company's failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized could result in a charge against future earnings. As a result, the reader is cautioned to recognize and consider the inherently uncertain nature of forward-looking statements and not to place undue reliance on them.

        Except as the context otherwise requires, the terms "Fluor" or the "Registrant" as used herein are references to Fluor Corporation and its predecessors and references to the "company," "we," "us," or "our" as used herein shall include Fluor Corporation, its consolidated subsidiaries and divisions.

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

        Our common stock currently trades on the New York Stock Exchange under the ticker symbol "FLR".

        Fluor is a holding company that owns the stock of a number of subsidiaries. Acting through these subsidiaries, we are one of the largest professional services firms, providing engineering, procurement and construction management ("EPCM") and project management services on a global basis. We serve a diverse set of industries worldwide including oil and gas, chemical and petrochemicals, transportation, mining and metals, power, life sciences and manufacturing. We are also a primary service provider to the United States federal government. We perform operations and maintenance activities for major industrial clients and, in some cases, operate and maintain their equipment fleet.

        Our business is aligned into five principal operating segments. The five segments are Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. Fluor Constructors International, Inc., which is organized and operates separately from our business segments, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects in each of our segments. Financial information on our segments, as defined under accounting principles generally accepted in the United States, is set forth on page F-31 of this annual report on Form 10-K under the caption "Operating Information by Segment," which is incorporated herein by reference.

Competitive Strengths

        As a fully-integrated world class provider of EPCM services, we believe that our business model allows us the opportunity to bring to our clients a compelling business offering that combines excellence in execution, safety, cost containment and experience. In that regard, we believe that our business strategy, which is based on certain of our core competencies, provides us with some significant competitive advantages:

        Excellence in Execution As an EPCM company with a proven track record of project completion and client satisfaction, we believe that our ability to engineer, construct and manage complex projects often in geographically challenging locations gives us a distinct competitive advantage. We strive to complete our projects on schedule while meeting or exceeding all client specifications. In an increasingly competitive environment, we are also continually emphasizing cost controls so that our clients achieve not only their performance requirements but also their budgetary needs.

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

        Global Execution Platform As the largest U.S.-based, publicly-traded EPCM company, we have a global footprint with employees in more than 70 countries and in almost 200 offices. Our global presence allows us to build local relationships that permit us to capitalize better on opportunities near these locations. It also provides comfort to our larger internationally-based customers that we know and understand the markets where they may elect to use our services and allows us to mobilize quickly to those locations where our projects arise.

        Market Diversity The company serves multiple markets across a broad spectrum of industries. We feel that our market diversity is a key strength of our company that helps to mitigate the impact of the cyclicality in the markets we serve. Just as important, our concentrated attention on market diversification allows us to achieve more consistent growth and deliver solid returns. We believe that our continued strategy of maintaining a good balance across our entire business portfolio permits us to focus on our more stable business markets while also remaining ready to capitalize on developing our cyclical markets when the timing is appropriate. This strategy also allows us to better weather any downturns in a specific market by emphasizing markets that are strong.

        Long Term Client Relationships While we aggressively work towards pursuing and serving new clients, we also believe that the long term relationships we have built with our major clients, often after decades of work with many of them, allow us to better understand and be more responsive to our clients' requirements. These types of relationships also facilitate a better understanding of many of the risks that we might face with a project or a client, thereby allowing us to better anticipate risks, solve problems and manage our risk. We have worked towards an almost alliance-like relationship with many of these clients and, in doing so, we better understand their business needs.

        Risk Management We believe that our ability to assess, understand and gauge project risk, especially in difficult locations or circumstances or in a lump sum contracting environment, gives us the ability to selectively enter into markets or accept projects where we feel we can best perform. We have an experienced management team, particularly in risk management and project execution, that helps us to better understand potential risks and, therefore, how to manage them. Our risk management capabilities result in controlled cost and timely performance which in turn leads to clients who are satisfied with the delivered product.

General Operations

        Our services fall into five broad categories: engineering, procurement, construction, maintenance and project management. We offer these services independently as well as on a fully integrated basis. Our services can range from basic consulting activities, often at the early stages of a project, to complete, sole-responsibility, design build contracts.

  •
  In the engineering area, our expertise ranges from traditional engineering disciplines such as piping, mechanical, electrical, civil, structural and architectural to advanced engineering specialties including simulation, enterprise integration, integrated automation processes and interactive 3-D modeling. As part of these services, we often provide conceptual design services, which allow us to align each project's function, scope, cost and schedule with the customer's objectives in order to optimize project success. Also included within these services are such activities as feasibility studies, project development planning, technology evaluation, risk management assessment, global siting, constructability reviews, asset optimization and front-end engineering.

  •
  Our procurement team offers traditional procurement services as well as a new supply chain solutions model that is aimed at improving product quality and performance while also reducing project cost and schedule. Our clients benefit from our global sourcing and supply expertise, global purchasing volume, access, technical knowledge, competitive pricing and attention to service. Our activities include sourcing, material control, buying, procurement management, expediting, supplier quality inspection, logistics and field material management.

  •
  In the construction area we mobilize, execute, commission and demobilize projects on a self-perform or subcontracted basis or through construction management as the owner's agent. Generally, we are responsible for the completion of a project, often in difficult locations and under challenging circumstances. We are frequently designated as a program manager, where a client has facilities in multiple locations, complex phases in a single project location, or a large-scale investment in a facility. Depending upon the project, we may be the primary contractor or we may act as a subcontractor to another party.

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

  •
  Project management is required on every project, with the primary responsibility of managing all aspects of the effort to deliver projects on schedule and within budget. Fluor is often hired as the overall program manager on large complex projects where various contractors and subcontractors are involved and multiple activities need to be integrated to ensure the success of the overall project. Project management is responsible for developing project execution plans, detailed schedules, cost forecasts, progress tracking and reporting, and the integration of the engineering, procurement and construction efforts. Project management is accountable to the Client to deliver the safety, functionality and financial performance requirements of the project.

We operate in five basic business segments, as described below:

Oil & Gas

        Through our Oil & Gas segment, we have long served the global oil and gas production and processing industries as an integrated service provider offering a full range of design, engineering, procurement, construction and project management services to a broad spectrum of energy-related industries. We serve a number of specific industries including upstream oil and gas production, downstream refining and integrated petrochemicals. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies that have the global strength and reach to perform extremely large projects in difficult locations. As the demand for oil and gas continues to increase, and as the locations of large scale oil and gas projects tend to become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength and experience. Moreover, as many of our key oil and gas customers continue to recognize that they need to invest and expend resources to meet oil and gas demands, we believe that the company has been and will continue to be extremely well-positioned to capitalize on these growing opportunities.

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

        In the upstream sector, increasing demand for oil and gas coupled with high oil and gas prices has resulted in the need for our clients to develop new opportunities. Our typical projects in the upstream sector revolve around the production, processing and transporting of oil and gas resources, including the development of major new fields, as well as liquefied natural gas (LNG) projects.

        In the downstream sector, demand for refined products is increasing on a global basis and we continue to pursue significant opportunities. Our clients are modernizing and modifying existing refineries to increase capacity and satisfy environmental requirements, and we continue to play a strong role in each of these markets. We also have seen that the ongoing strength of oil and gas prices is facilitating the development of new refineries on a global basis. We also remain focused on markets such as oil sands development, as well as in clean fuels, both domestically and internationally, where an increasing number of countries are implementing stronger environmental policies. As heavier feedstocks become more viable to refine, we employ our strength in technologies to pursue opportunities that facilitate the removal of sulfur from this heavier crude.

        In the petrochemicals market, we continue to pursue numerous opportunities, especially those involving the expansion of ethylene and polysilicon production. Particular focus is placed on the Middle Eastern markets near to where the feedstocks are located, and the Chinese market where there is strong need for the petrochemical products.

        With our partner Grupo ICA, we maintain a joint venture known as ICA Fluor, through which we continue to participate in the Mexican and Central American oil, gas, power and chemical markets.

Industrial & Infrastructure

        The Industrial & Infrastructure segment provides design, engineering, procurement and construction services, with respect to both new construction and refurbishment, to the transportation, mining and metals, life sciences, telecommunications, manufacturing, commercial and institutional development, microelectronics and healthcare sectors. These projects often require state-of-the-art application of our clients' processes and intellectual knowledge. We focus on providing our clients with solutions to reduce and contain cost and to compress delivery schedules. By doing so, we are able to complete our clients' projects on a quicker, more cost efficient basis.

        In Transportation, we continue to promote our business model of large complex projects. We provide a broad range of services including consulting, design, planning, financial structuring, engineering and construction management, domestically and internationally. Our service offerings include roads, highways, bridges, rail and airports. As demand for these services increases while at the same time government budgets become increasingly constrained, many of our projects involve the use of so-called public/private partnerships. Under these arrangements, we are able to develop and finance deals in concert with public entities for projects such as toll roads which would not have otherwise been commenced had only public funding been available.

        Mining and metals has been a particularly strong area of growth. For many years, mining did not receive adequate investment; as commodity prices and business and consumer demand has increased, mining opportunities have similarly increased. The company has traditionally provided the full range of EPCM services to the mining industry. We believe we are one of the few companies with the size and experience to pursue large scale mining projects in difficult locations.

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

Government

        Fluor's Government Group is a provider of engineering, construction, contingency response, management and operations services to the United States government. In the United States, we are primarily focused on the Department of Energy, the Department of Homeland Security and the Department of Defense. Because the U.S. government is the single largest purchaser of outsourced services in the world, with a relatively stable year-to-year budget, it represents an attractive and less cyclical growth opportunity for the company.

        Services that we provide to the Department of Energy for their project site in Hanford, Washington include site management, environmental remediation, decommissioning, engineering and construction. We have been very successful in addressing the myriad of environmental and regulatory challenges associated with these types of sites, as evidenced by our successful and timely closure of the Department of Energy's superfund site in Fernald, Ohio. We are leveraging our skills and experience to pursue attractive domestic and international opportunities with the Department of Energy, the National Nuclear Security Administration and the Nuclear Decommissioning Authority (United Kingdom).

        Fluor's Government Group provides engineering and construction services, as well as contingency operations support, to the Department of Defense. We support military logistical and infrastructure needs around the world. In combination with our subsidiary, Del-Jen, Inc., we are a leading provider of outsourced services to the federal government. We provide operations and maintenance services at military bases and education and training services to the Department of Labor, particularly through Job Corps programs.

        The company is also providing significant support to the Department of Homeland Security. We are particularly involved in supporting the U.S. government's rapid response capabilities to address security issues and disaster relief, the latter primarily through our long-standing relationship with the Federal Emergency Management Agency.

Global Services

        The Global Services segment integrates a variety of customized service capabilities that assist industrial clients in improving the performance of their plants and facilities. Capabilities within Global Services include operations and maintenance activities, small capital project engineering and execution, site equipment and tool services, industrial fleet outsourcing, plant turnaround services, temporary staffing and supply chain solutions.

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

        Global Services' activities in the operations and maintenance markets include providing facility start-up and management, plant and facility maintenance, operations support and asset management services to the oil and gas, chemicals, life sciences, mining and metals, power and manufacturing industries. We are a leading supplier of operations and maintenance services, providing our service offerings both domestically and internationally.

        Included within Global Services is Plant Performance Services LLC, or P2SSM. P2S is one of the largest specialty, rapid response service providers in the United States, performing small capital engineering and construction, specialty welding, electrical and instrumentation, fabrication, mechanical, turnaround and demolition services.

        We also provide Site ServicesSM and Fleet OutsourcingSM through American Equipment Company, Inc., or AMECO®. AMECO provides integrated construction equipment, tool, and fleet service solutions on a global basis for construction projects and plant sites of both third party clients and clients of the company. AMECO supports large construction projects and plants at locations throughout North and South America, South Africa and the Middle East.

        Global Services serves the temporary staffing market through TRS Staffing Solutions, Inc. or TRS®. TRS is a global enterprise of staffing specialists that provides the company and third party clients with recruiting and permanent placement services and the placement of contract technical professionals.

        Our supply chain solutions unit provides global procurement resources, processes, systems, market knowledge and volume-leveraged pricing to the company and third parties. We offer reliable project deliveries, innovative performance solutions and project savings to the company and its clients through the combination of industry-leading technologies, our global execution platform and our large spend on goods and services.

Power

        In the Power segment, we provide a full range of services to the gas fueled, solid fueled, renewables, nuclear and plant betterment marketplaces. Our services include engineering, procurement, construction, program management, start-up and commissioning and maintenance. In the gas fueled market, we offer a full range of services for simple and combined cycle reference designs as well as complete solutions for Integrated Gasification Combined Cycle (IGCC) technologies. In the solid fueled market, we offer a full range of services for subcritical, supercritical, ultra-supercritical and circulating fluidized bed (CFB)

technologies through a range of reference designs. In the renewables market, we offer a full range of EPCM and program management services for all types of facilities. In the emerging nuclear market, we are strategically positioned to offer Fluor's extensive nuclear experience on a global basis. Our services include engineering, construction and quality control. In the plant betterment market, we design, install and commission emissions equipment in order to assist our clients with environmental guideline compliance.

        One of the key markets we focus on is the coal-fired generation market. This business line taps into one of the world's largest indigenous fuel sources while delivering proven full scale technology for base load capacity within compliance of the stated industry emission guidelines. We also focus considerable effort on the gas fueled power market, where Fluor was an industry leader in the past building cycle. To assist owners to comply with the current Clean Air Interstate Rule, our plant betterment unit offers engineering, procurement, construction and commissioning solutions utilizing both conventional and multi-pollutant technologies. The re-emergence of nuclear power in the U.S. market would significantly assist in the overall reduction of carbon dioxide emissions and provide economical solutions for capacity additions. We are positioned for this market in the United States and globally offering a wide range of proven services. For clients looking to expand their renewables generation portfolio, we provide a full service solution for biomass fuels. We also provide a comprehensive program management capability for wind and solar projects.

Other Matters

Backlog

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power segments at December 31, 2007 and 2006.

	December 31, 2007	December 31, 2006
	(in millions)
Oil & Gas	$18,517	$11,986
Industrial & Infrastructure	6,053	5,438
Government	740	840
Global Services	2,481	2,337
Power	2,380	1,277

Total	$30,171	$21,878

        The following table sets forth our consolidated backlog at December 31, 2007 and 2006 by region.

	December 31, 2007	December 31, 2006
	(in millions)
United States	$13,326	$9,010
Asia Pacific (including Australia)	2,096	1,096
Europe, Africa and Middle East	12,894	9,080
The Americas	1,855	2,692

Total	$30,171	$21,878

        For purposes of the preceding tables, we include our operations and maintenance activities when we compute our backlog for our Global Services segment; however, the equipment, temporary staffing and supply chain solutions operations of our Global Services segment do not report backlog due to the quick turnaround between the receipt of new awards and the recognition of revenue. With respect to backlog in our Government segment, if a contract covers multiple years, we only include the amounts for which Congressional funding has been approved and then only for that portion of the work to be completed in the next 12 months. For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog.

        We expect to perform approximately 50% of our backlog in 2008. The dollar amount of the backlog is not necessarily indicative of our future revenue or earnings related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict the portion of our December 31, 2007 backlog estimated to be performed annually subsequent to 2008.

        For additional information with respect to our backlog, please refer to Item 7. — "Management's Discussion and Analysis of Financial Condition and Results of Operation," below.

Types of Contracts

        While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two groups of contracts: cost reimbursable contracts, and guaranteed maximum or fixed-price contracts. In some markets, we are seeing "hybrid" contracts containing both fixed-price and cost reimbursable elements. As of December 31, 2007, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	2007 Backlog
	(in millions)	Percentage
Cost Reimbursable	$22,931	76%
Guaranteed Maximum and Fixed-Price	7,240	24%

        Under cost reimbursable contracts, the client reimburses our cost in performing a project and pays us a pre-determined fee or a fee based upon a percentage of the cost incurred in completing the project. Our profit may be in the form of a fee, a simple mark-up applied to labor cost incurred in performing the contract, or a combination of the two. The fee element may also vary. The fee may be an incentive fee based upon achieving certain performance factors, milestones or targets; it may be a fixed amount in the contract; or it may be based upon a percentage of the cost incurred.

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

        Fixed-price contracts include both negotiated fixed-price contracts and lump sum contracts. Under negotiated fixed-price contracts, we are selected as contractor first, and then we negotiate price with the client. These types of contracts generally occur where we commence work before a final price is agreed upon. Under lump sum contracts, we bid on a contract based upon specifications provided by the client against competitors, agreeing to develop a project at a fixed price. Another type of fixed-price contract is a so-called unit price contract under which we are paid a set amount for every "unit" of work performed. In some fixed-price contracts, we can benefit from some of the cost savings depending upon whether the client is willing to bear some of the risk if the actual cost exceeds the contract award. As a result, if we perform well, we can benefit from cost savings; however, if the project does not proceed as originally planned, we cannot recover cost overruns except in certain limited situations.

Competition

        We are one of the world's largest providers of engineering, procurement and construction services. The markets served by our business are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as Bechtel Group, Inc., Jacobs Engineering Group, Inc., KBR Inc., Chicago Bridge and Iron Company N.V., CH2M Hill Companies Limited, the Shaw Group and URS Corporation, and international companies such as Foster Wheeler Ltd., Technip, WorleyParsons Limited and AMEC plc.

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

        The various markets served by the Global Services segment, while having some similarities, tend also to have discrete issues impacting individual units. Each of the markets we serve has a large number of companies competing in its markets. In the equipment sector, which operates in numerous markets, the equipment industry is highly fragmented and very competitive, with most competitors operating in specific geographic areas. The competition for larger capital project services is more narrow and limited to only those capable of providing comprehensive equipment, tool and management services. Temporary staffing is a highly fragmented market with over 1,000 companies competing nationally. The key competitive factors in this business line are price, service, quality, breadth of service and the ability to identify and retain qualified personnel and geographical coverage. The barriers to entry in operations and maintenance are both financially and logistically low with the result that the industry is highly fragmented with no single company being dominant. Competition is generally driven by reputation, price and the capacity to perform.

        Key competitive factors in our Government segment are primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner.

Significant Customers

        For 2007, 2006 and 2005, revenue earned directly or indirectly from agencies of the United States government accounted for 8%, 20% and 21%, respectively, of our total revenue. However, we are not dependent on any single federal agency or upon any other single customer on an on-going basis, and the loss of any single customer would not have a material adverse effect on our business. Except for the United States government, no other single customer accounted for over 10% of our revenue in any of the last three years.

Raw Materials

        The principal raw materials and resulting products we use in our business include structural steel, metal plate, concrete and various electrical and mechanical components. These products and components are subject to raw material (aluminum, copper, nickel, etc.) availability and pricing fluctuations, which we monitor on a regular basis. Although we are in a tight market, we have access to numerous global sources and we do not foresee any unavailability of these items that would have a material adverse effect on our business in the near term. However, the availability of these products, components and raw materials may vary significantly from year to year due to various factors including customer demand, producer capacity, market conditions and material shortages.

Research and Development

        While we engage in research and development efforts in the development of new products and services, during the past three fiscal years, we have not incurred cost for company-sponsored or client-sponsored research and development activities which would be material, special or unusual in any of our business segments.

Patents

        We hold patents and licenses for certain items that we use in our operations. However, none is so essential that its loss would materially affect our business.

Environmental, Safety and Health Matters

        We believe, based upon present information available to us, that our accruals with respect to future environmental cost are adequate and any future cost will not have a material effect on our consolidated financial position, results of operations, liquidity capital expenditures or competitive position. Some factors, however could result in additional expenditures or the provision of additional accruals in expectation of such expenditures. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup cost or the allocation of such cost among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.

Number of Employees

        The following table sets forth the number of employees of Fluor and its subsidiaries engaged in our business segments as of December 31, 2007:

Total Employees
Salaried Employees:
Oil & Gas	12,700
Industrial & Infrastructure	3,719
Government	3,462
Global Services	3,651
Power	553
Other	1,757

Total Salaried	25,842
Craft and Hourly Employees	15,418

Total	41,260

        The number of craft and hourly employees, who provide support throughout the various business segments, varies in relation to the number and size of projects we have in process at any particular time.

Available Information

        Our website address is www.fluor.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the "Investor Relations" portion of our website, under the heading "SEC Filings" filed under "Financial Information." These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. These reports, and any amendments to them, are also available at the internet website of the Securities and Exchange Commission, http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, you may call 1-800-732-0330. We also maintain various documents related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Codes of Conduct at the "Investor Relations" portion of our website, www.fluor.com, under "Corporate Governance."

Item 1A.    Risk Factors

We are vulnerable to the cyclical nature of the markets we serve.

        The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. Although downturns can impact our entire business, our oil and gas, petrochemicals and mining and metals segments exemplify businesses that are cyclical in nature and have historically been affected by a decrease in worldwide demand for these projects. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to general downturns. During economic downturns, our clients may demand more favorable terms. In addition, our government clients may face budget deficits that prohibit them from funding proposed and existing projects. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in these industries.

We bear the risk of cost overruns in approximately 24% of the dollar value of our contracts. We may experience reduced profits or, in some cases, losses under these contracts if cost increase above our estimates.

        We conduct our business under various types of contractual arrangements. In terms of dollar-value, the majority of our contracts allocate the risk of cost overruns to our client by requiring our client to reimburse us for our cost. Approximately 24% of the dollar-value of our contracts are currently guaranteed maximum price or fixed-price contracts, where we bear a significant portion of the risk for cost overruns. Under these fixed-price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials. If these estimates prove inaccurate, or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, or our suppliers' or subcontractors' inability to perform, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project.

Our continued success requires us to hire and retain qualified personnel.

        Over the past year, the demand for employees who engage and are experienced in the services we perform has continued to grow as our customers have increased their capital expenditures and the use of our services. The success of our business is dependent upon being able to attract and retain personnel, including engineers, project management and craft employees, who have the necessary and required experience and expertise. Competition for these kinds of personnel is intense. In addition, as some of our key personnel approach retirement age, we need to provide for smooth transitions, and our operations and results may be negatively affected if we are not able to do so.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

        As of December 31, 2007, our backlog was approximately $30.2 billion. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Projects may remain in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination for convenience provisions in them. Therefore, project terminations, suspensions or scope adjustments may occur from time to time with respect to contracts in our backlog. Finally, poor project or contract performance could also impact our backlog and profits.

If we guarantee the timely completion or performance standards of a project, we could incur additional cost to cover our guarantee obligations.

        In some instances and in many of our fixed-price contracts, we guarantee a customer that we will complete a project by a scheduled date. We sometimes provide that the project, when completed, will also achieve certain performance standards. From time to time, we may also assume a project's technical risk, which means that we may have to satisfy certain technical requirements of a project despite the fact that at the time of project award, we may not have previously produced the system or product in question. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the cost to cause the project to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages. To the extent that these events occur, the total cost of the project could exceed our original estimates and we could experience reduced profits or, in some cases, a loss for that project.

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

        In addition, government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements. For example, we must comply with the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Service Contract Act and Department of Defense security regulations. We must also comply with various other government regulations and requirements as well as various statutes related to employment practices, environmental protection, recordkeeping and accounting. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily suspended or even debarred from government contracting or subcontracting.

        We also run the risk of the impact of government audits, investigations and proceedings, and so-called "qui tam" actions brought by individuals or the government under the Federal False Claims Act that, if an unfavorable result occurs, could impact our profits and financial condition, as well as our ability to obtain future government work. For example, government agencies such as the U.S. Defense Contract Audit Agency (the "DCAA") routinely review and audit government contractors. If these agencies determine that a rule or regulation has been violated, a variety of penalties can be imposed including criminal and civil penalties all of which would harm our reputation with the government or even debar us from future government activities. The DCAA has the ability to review how we have accounted for cost under the FAR and CAS, and if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed.

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

        We serve markets that are highly competitive and in which a large number of multinational companies compete. Among our competitors are U.S. companies such as Bechtel Group, Inc., Jacobs Engineering Group, Inc., KBR Inc., Chicago Bridge and Iron Company N.V., CH2M Hill Companies Limited, the Shaw Group and URS Corporation, and international companies such as Foster Wheeler Ltd., Technip, WorleyParsons Limited and AMEC plc. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

        We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of cost they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a "claims-made" basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our profits and cash available for operations.

Our failure to recover adequately on claims against project owners for payment could have a material effect on us.

        We occasionally bring claims against project owners for additional cost exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional cost, both direct and indirect. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.

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

        Much of the work performed under our contracts is actually performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump sum or a fixed-price type contract, we may suffer losses on these contracts. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to source these supplies, equipment or services on a delayed basis or at a higher price than anticipated, which could impact contract profitability.

We may have additional tax liabilities.

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe that our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different from that which is reflected in our financial statements.

We have international operations that are subject to foreign economic and political uncertainties. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

        Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. As of December 31, 2007, approximately 56% of our projected backlog consisted of engineering and construction revenue to be derived from facilities to be constructed in other countries; we expect that a significant portion of our revenue and profits will continue to come from international projects for the foreseeable future.

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

        Some of our services are performed in high risk locations, such as Afghanistan, Iraq and Haiti, where the country or location is subject to political, social or economic risks, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial security cost to maintain the safety of our personnel. Moreover, despite these activities, in these locations, we cannot guarantee the safety of our personnel.

Past and future environmental, safety and health regulations could impose significant additional cost on us that reduce our profits.

        We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. The applicable regulations, as well as the technology and length of time available to comply with those regulations, continue to develop and change. In addition, past activities could also have a material impact on us. For example, when we sold our mining business formerly conducted through St. Joe Minerals Corporation, we retained responsibility for certain non-lead related environmental liabilities, but only to the extent that such liabilities were not covered by St. Joe's comprehensive general liability insurance. While we are not currently aware of any material exposure arising from our former St. Joe's business or otherwise, the cost of complying with rulings and regulations or satisfying any environmental remediation requirements for which we are found responsible could be substantial and could reduce our profits.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA issues, and we also inform our partners, subcontractors, agents and others who work for us or on our behalf that they must comply with FCPA requirements. We also have procedures and controls in place to monitor internal and external compliance. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.

Our failure to satisfy International Trade Compliance regulations may adversely affect us.

        Fluor's global operations require importing and exporting goods and technology across international borders on a regular basis. Fluor's policy mandates strict compliance with U.S. and foreign international trade laws. Nonetheless, we cannot provide assurance that our policies and procedures will always protect us from acts by our employees that would violate U.S. and/or foreign laws. Such improper actions could subject the company to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and, therefore, our ability to do business.

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

        We continue to expand our business in areas where the underlying contract must be bonded, especially in the transportation infrastructure arena. These bonds indemnify the customer if we fail to perform our obligations under the contract. Failure to provide a bond on terms required by a customer may result in an inability to compete for or win a project. Historically, we have had a strong bonding capacity but, as is typically the case, bonding is at the surety's sole discretion. In addition, because of the overall lack of worldwide bonding capacity, we may find it difficult to find sureties who will provide the contract-required bonding. In addition, these contracts are often very large and extremely complex, which often necessitates the use of a joint venture, often with a competitor, to bid on and perform these types of contracts, especially since it may be easier to jointly pursue the necessary bonding. However, entering into these types of joint ventures or partnerships exposes us to the credit and performance risks of third parties, many of whom are not as financially strong as us. If our joint ventures' partners fail to perform, we could suffer negative results.

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

        We expect to continue to pursue selective acquisitions of businesses. We cannot assure you that we will be able to locate suitable acquisitions or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Acquisitions may bring us into businesses we have not previously conducted and expose us to additional business risks that are different from those we have traditionally experienced. We also may encounter difficulties diligencing or integrating acquisitions and successfully managing the growth we expect to experience from these acquisitions.

In the event we make acquisitions using our stock as consideration, we could dilute share ownership.

        As we have announced, we intend to grow our business not only organically but also potentially through acquisitions. One method of paying for acquisitions or to otherwise fund our corporate initiatives is through the issuance of additional equity securities. If we do issue additional equity securities, the issuance could have the effect of diluting our earnings per share and shareholders' percentage ownership.

Delaware law and our charter documents may impede or discourage a takeover or change of control.

        Fluor is a Delaware corporation. Various anti-takeover provisions under Delaware law impose impediments on the ability of others to acquire control of us, even if a change of control would be beneficial to our shareholders. In addition, certain provisions of our bylaws may impede or discourage a takeover. For example:

  •
  our Board of Directors is divided into three classes serving staggered three-year terms;

  •
  vacancies on the Board of Directors can only be filled by other directors;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Major Facilities

        Operations of Fluor and its subsidiaries are conducted at both owned and leased properties totaling approximately 7.5 million square feet. The properties referenced below are used for general office and engineering purposes. Our executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas. As our business and the mix of structures are constantly changing, the extent of utilization of the facilities by particular segments cannot be accurately stated. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the location and general character of the major existing facilities:

Location	Interest
United States and Canada:
Aliso Viejo, California	Owned and Leased
Calgary, Alberta	Owned and Leased
Charlotte, North Carolina	Leased
Dallas, Texas	Leased
Greenville, South Carolina	Owned and Leased
Houston (Sugar Land), Texas	Leased
Irvine, California	Leased
Irving, Texas	Owned
Long Beach, California	Leased
Mt. Laurel, New Jersey	Leased
Richland, Washington	Leased
San Juan, Puerto Rico	Leased
Vancouver, British Columbia	Leased
The Americas:
Mexico City, Mexico	Leased
Santiago, Chile	Owned and Leased
Europe, Africa and Middle East:
Abu Dhabi, United Arab Emirates	Leased
Ahmadi, Kuwait	Leased
Al Khobar, Saudi Arabia	Owned
Asturias, Spain	Owned
Camberley, England	Owned and Leased
Dublin, Ireland	Leased
Gliwice, Poland	Owned
Haarlem, Netherlands	Owned
London, England	Leased
Madrid, Spain	Leased
Moscow, Russia	Leased
Sandton, South Africa	Leased
Asia and Asia Pacific:
Jakarta, Indonesia	Leased
Manila, Philippines	Owned
New Delhi, India	Leased
Perth, Australia	Leased
Shanghai, China	Leased
Singapore	Leased

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

        For information on matters in dispute, see the section entitled — "Litigation and Matters in Dispute Resolution" in Item 7. — "Management's Discussion and Analysis of Financial Condition and Results of Operation," below.

Item 4.    Submission of Matters to a Vote of Security Holders

        The company did not submit any matters to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

        Information regarding the company's executive officers is set forth under the caption "Executive Officers of the Registrant" in Part III, Item 10, of this Form 10-K and is incorporated herein by this reference.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange under the symbol "FLR." The following table sets forth for the quarters indicated the high and low sales prices of our common stock, as reported in the Consolidated Transactions Reporting System, and the cash dividends paid per share of common stock.

	Common Stock Price Range
			Dividends Per Share
	High	Low
Year Ended December 31, 2007
Fourth Quarter	$172.15	$126.45	$0.20
Third Quarter	145.90	104.30	0.20
Second Quarter	112.73	89.78	0.20
First Quarter	95.00	75.22	0.20
Year Ended December 31, 2006
Fourth Quarter	$88.01	$74.04	$0.20
Third Quarter	94.95	73.51	0.20
Second Quarter	103.85	82.13	0.20
First Quarter	88.96	74.99	0.20

        On January 31, 2008, we announced an increase in our quarterly dividend payable April 2, 2008 to $0.25 per share. However, any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See Item 1A. — "Risk Factors."

        At February 26, 2008, there were 88,593,022 shares outstanding and approximately 7,862 shareholders of record of the company's common stock.

Issuer Purchases of Equity Securities

        The following table provides information as of the three months ending December 31, 2007 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
October 1 — October 31, 2007	—	N/A	—	4,138,400
November 1 — November 30, 2007	—	N/A	—	4,138,400
December 1 — December 31, 2007	—	N/A	—	4,138,400

Total	—	N/A	—	4,138,400

(1)
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

Item 6.    Selected Financial Data

        The following table presents selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K. Amounts are expressed in millions, except for per share and employee information:

	Year Ended December 31,
	2007	2006	2005	2004	2003

CONSOLIDATED OPERATING RESULTS
Revenue	$16,691.0	$14,078.5	$13,161.0	$9,380.3	$8,805.7
Earnings from continuing operations before taxes	649.1	382.0	299.6	281.2	268.0
Earnings from continuing operations	533.3	263.5	227.3	186.7	179.5
Loss from discontinued operations	—	—	—	—	(11.6)
Cumulative effect of change in accounting principle	—	—	—	—	(10.4)

Net earnings	533.3	263.5	227.3	186.7	157.5
Basic earnings (loss) per share
Continuing operations	6.11	3.05	2.68	2.29	2.25
Discontinued operations	—	—	—	—	(0.15)
Cumulative effect of change in accounting principle	—	—	—	—	(0.13)

Net earnings	6.11	3.05	2.68	2.29	1.97
Diluted earnings (loss) per share
Continuing operations	5.85	2.95	2.62	2.25	2.23
Discontinued operations	—	—	—	—	(0.15)
Cumulative effect of change in accounting principle	—	—	—	—	(0.13)

Net earnings	5.85	2.95	2.62	2.25	1.95
Return on average shareholders' equity	27.7%	15.2%	15.5%	15.7%	16.2%
Cash dividends per common share	$0.80	$0.80	$0.64	$0.64	$0.64
CONSOLIDATED FINANCIAL POSITION
Current assets	$4,059.5	$3,323.6	$3,108.2	$2,723.3	$2,205.5
Current liabilities	2,860.1	2,406.3	2,339.3	1,764.0	1,821.0

Working capital	1,199.4	917.3	768.9	959.3	384.5
Property, plant and equipment, net	784.4	692.1	581.5	527.8	569.5
Total assets	5,796.2	4,874.9	4,574.4	3,969.6	3,441.3
Capitalization
Convertible Senior Notes	307.2	330.0	330.0	330.0	—
Non-recourse project finance debt	—	192.8	57.6	—	—
Other debt obligations	17.7	36.8	34.5	147.6	266.2
Shareholders' equity	2,274.5	1,730.5	1,630.6	1,335.8	1,081.5

Total capitalization	2,599.4	2,290.1	2,052.7	1,813.4	1,347.7
Total debt as a percent of total capitalization	12.5%	24.4%	20.6%	26.3%	19.7%
Shareholders' equity per common share	$25.64	$19.66	$18.72	$15.81	$13.17
Common shares outstanding at year end	88.7	88.0	87.1	84.5	82.1
OTHER DATA
New awards	$22,590.1	$19,276.2	$12,517.4	$13,028.6	$9,976.0
Backlog at year end	30,170.8	21,877.7	14,926.6	14,765.8	10,607.1
Capital expenditures — continuing operations	284.2	274.1	213.2	104.4	79.2
Cash provided by (used in) operating activities	905.0	296.2	408.7	(84.2)	(303.7)
Salaried employees	25,842	22,078	17,795	17,344	17,564
Craft/hourly employees	15,418	15,482	17,041	17,455	11,447

Total employees	41,260	37,560	34,836	34,799	29,011

Earnings from Continuing Operations in 2007 includes a credit of $123 million ($1.35 per share) relating to the favorable settlement of tax audits for the years 1996 through 2000. See page F-15 in the Consolidated Financial Statements for additional discussion. Loss from Discontinued Operations in 2003 relates to the 2001 decision to exit non-core construction equipment and temporary staffing business. See Management's Discussion and Analysis on pages 23 to 39 and Notes to Consolidated Financial Statements on pages F-7 to F-34 for additional information relating to significant items affecting the results of operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying Notes. For purposes of reviewing this document, "operating profit" is calculated as revenue less cost of revenue excluding: corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

Results of Operations

Summary of Overall Company Results

        Consolidated revenue in 2007 was $16.7 billion compared with $14.1 billion in 2006. This increase is primarily the result of the 56 percent higher volume of work performed in the Oil & Gas segment in 2007 compared with 2006. The company believes that high demand in the global oil and gas industry is driving a long-term cycle of investment that will continue to develop over the next several years. In addition, revenue increased in the Industrial & Infrastructure, Global Services and Power segments while the Government segment experienced a significant decline in revenue in 2007 compared with 2006. The revenue decline in the Government segment was primarily due to the substantial completion of environmental work on a large Department of Energy ("DOE") project and hurricane relief efforts for the Federal Emergency Management Agency ("FEMA") in 2006 and lower embassy and Iraq construction work in 2007. Revenue in the Power segment in 2007 increased significantly compared with 2006 primarily due to work on a coal fired power plant in Texas that was released for full execution in 2007. The company believes that the power market is entering an expansion phase due to higher demand for power generation facilities.

        Consolidated revenue in 2006 increased by 7 percent compared with 2005. This increase was the primary result of higher project execution activities in the Oil & Gas, Global Services and Power segments and work performed for support of FEMA for hurricane relief efforts that started in 2005.

        Earnings before taxes were $649 million in 2007, $382 million in 2006 and $300 million in 2005. Earnings before taxes for 2007 increased by 70 percent compared with 2006 primarily from the 44 percent overall improvement in business segment operating profit and a significant increase in net interest income from higher cash balances and interest rates in 2007. All business segments, except Government, had improvements in operating profit primarily due to increases in revenue from work performed. Operating Profit in the Government segment improved primarily due to the absence of charges associated with Embassy projects which significantly impacted results in 2006 as discussed below. Incentive and stock-price based compensation expense, that is included in corporate administrative and general expense, was higher in 2007 compared with 2006 and 2005.

        Earnings before taxes for 2006 increased by 28 percent compared with 2005. The Oil & Gas and Global Services segments reported higher operating profit benefiting from favorable conditions in oil and gas markets. The Industrial & Infrastructure segment returned to profitability in 2006 on improved project execution performance and the absence of provisions required in 2005 on certain projects in dispute resolution. Partially offsetting these operating profit improvements during 2006 was significantly lower operating profit from the Government segment. Operating profit was reduced primarily due to provisions totaling $183 million on fixed-price projects in the Government segment which largely offset earnings from hurricane relief work for FEMA. The 2006 provisions were for losses on certain fixed-price embassy projects totaling $154 million and the balance for the air base project in Afghanistan due to difficulties with a subcontractor. See further discussion of the embassy and Afghanistan provisions under Government below.

        The effective tax rate for 2007 was 17.8 percent which includes the impact of the final resolution with the U.S. Internal Revenue Service ("IRS") of a tax audit relating to tax years 1996 through 2000. The reduction in tax expense associated with the settlement totaled $123 million. The settlement lowered the effective tax rate for 2007 by 19 percentage points. The 2007 effective rate compares with effective rates of

31 percent and 24 percent for 2006 and 2005, respectively. Variability in effective tax rates in recent years and further discussion of the 2007 settlement with the IRS are discussed below under Corporate, Tax and Other Matters.

        The company had net earnings of $5.85 per share in 2007 compared with $2.95 per share in 2006 and $2.62 per share in 2005. The significant increase in 2007 earnings per share includes the impact of the $123 million ($1.35 per share) settlement with the IRS discussed above. Thus, earnings per share increased 53 percent in 2007 excluding the impact of the settlement compared with 2006.

        Consolidated new awards for 2007 were $22.6 billion, compared with $19.3 billion in 2006, and $12.5 billion in 2005. The Oil & Gas, Global Services and Power segments had increases in new awards during 2007, partially offset by decreases in new awards in the Industrial & Infrastructure and Government segments. The Oil & Gas and Industrial & Infrastructure segments had increases in new awards during 2006, partially offset by lower new awards in the Global Services, Government and Power segments. Approximately 53 percent of consolidated new awards for 2007 were for projects located outside of the United States.

        Consolidated backlog at December 31, 2007 of $30.2 billion has more than doubled over the last two years due to strong demand for capital investment in Oil & Gas markets and large awards in Industrial & Infrastructure and Power. As of December 31, 2007, approximately 56 percent of consolidated backlog relates to projects located outside of the United States.

        For a more detailed discussion of operating performance of each business segment, corporate administrative and general expense and other items, see Segment Operations and Corporate and Tax Matters below.

Discussion of Critical Accounting Policies

        The company's discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The company's significant accounting policies are described in the Notes to Consolidated Financial Statements. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the Consolidated Financial Statements apply the following critical accounting policies.

        Engineering and Construction Contracts Engineering and construction contract revenue is recognized on the percentage-of-completion method based on contract cost incurred to date compared with total estimated contract cost. This method of revenue recognition requires the company to prepare estimates of cost to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. Pre-contract costs are expensed as incurred. The majority of the company's engineering and construction contracts provide for reimbursement of cost plus a fixed or percentage fee. In the highly competitive markets served by the company, there is an increasing trend for cost-reimbursable contracts with incentive-fee arrangements. As of December 31, 2007, 76 percent of the company's backlog is cost reimbursable while 24 percent is for guaranteed maximum, fixed or unit price contracts. In certain instances, the company provides guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentive fees or liquidated damages. In addition, increases in contract cost can result in non-recoverable cost which could exceed revenue realized from the projects.

        Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made claims against clients for cost incurred in excess of current contract provisions. The company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims amounted to $246 million and $200 million at December 31, 2007 and 2006, respectively. Unapproved change orders are accounted for in revenue and cost when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable, but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price.

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

        The company's accounting for project specific joint venture or consortium arrangements is closely integrated with the accounting for the underlying engineering and construction project for which the joint venture was established. The company engages in project specific joint venture or consortium arrangements in the ordinary course of business to share risks and/or to secure specialty skills required for project execution. Frequently, these arrangements are characterized by a 50 percent or less ownership or participation interest that requires only a small initial investment. Execution of a project is generally the single business purpose of these joint venture arrangements. When the company is the primary contractor responsible for execution, the project is accounted for as part of normal operations and included in consolidated revenue using appropriate contract accounting principles.

        Financial Accounting Standards Board ("FASB") Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities" ("FIN 46-R") provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

        Contracts that are executed jointly through partnerships and joint ventures are proportionately consolidated in accordance with Emerging Issues Task Force ("EITF") Issue 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures" ("EITF 00-1") and Statement of Position 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). The company evaluates the applicability of FIN 46-R to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards, and will reevaluate applicability upon the occurrence of certain events.

        Deferred Taxes and Tax Contingencies Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. At December 31, 2007, the company had deferred tax assets of $589 million which were partially offset by a valuation allowance of $59 million and further reduced by deferred tax liabilities of $70 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets on certain net operating and capital loss carryforwards for U.S. and non-U.S. subsidiaries, certain reserves on investments, and certain foreign tax credit carryforwards. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company's effective tax rate on future earnings.

        In the first quarter of 2007, the company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        As a result of the adoption of FIN 48, the company recognized a cumulative-effect adjustment of $45 million, increasing its liability for unrecognized tax benefits, interest and penalties and reducing the January 1, 2007 balance of retained earnings. As of the date of adoption, including the impact of recognizing the increase in liability noted above, the company's unrecognized tax benefits totaled $351 million of which $166 million, if recognized, would affect the company's effective tax rate.

        The company recognizes potential interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. As of December 31, 2007, the accrual totaled $26 million for the potential payment of interest and penalties.

        Retirement Benefits The company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," as amended ("SFAS 87"). As permitted by SFAS 87, changes in retirement plan obligations and assets set aside to pay benefits are not recognized as they occur but are recognized over subsequent periods. Assumptions concerning discount rates, long-term rates of return on plan assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Assuming no changes in current assumptions, the company expects to fund between $50 million and $75 million for the calendar year 2008, which is expected to satisfy the minimum funding requirement. If the discount rate were reduced by 25 basis points, plan liabilities would increase by approximately $32 million.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). This statement amends SFAS 87 and requires that the funded status of plans, measured as the difference between plan assets at fair value and the pension benefit obligations, be recognized in the statement of financial position and that various items be recognized in other comprehensive income before they are recognized in periodic pension expense. The statement was adopted in 2006 and resulted in a $180 million after-tax charge to accumulated other comprehensive loss, which reduced shareholders' equity.

Segment Operations

        The company provides professional services on a global basis in the fields of engineering, procurement, construction and maintenance ("EPCM") and is organized into five business segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides design, engineering, procurement, construction and project management professional services for upstream oil and gas production, downstream refining and certain petrochemical markets. The Industrial & Infrastructure segment provides design, engineering, procurement and construction professional services for transportation projects, mining, life sciences facilities, telecommunications projects, manufacturing facilities, commercial and institutional, microelectronics and healthcare facilities. The Government segment provides engineering, construction, contingency response, management and operations services to the United States government. The Global Services segment includes operations and maintenance activities, small capital project engineering and execution, site equipment and tool services, industrial fleet outsourcing, plant turnaround services, temporary staffing and materials and subcontract procurement. The Power segment provides professional services to the gas fueled, solid fueled, renewables, nuclear and plant betterment marketplaces.

Oil & Gas

        Revenue and operating profit for the Oil & Gas segment are summarized as follows:

	Year Ended December 31,
(in millions)	2007	2006	2005

Revenue	$8,369.9	$5,368.0	$5,291.2
Operating profit	432.7	305.7	242.0

        Revenue in 2007 compared with 2006 and 2005 has increased substantially as a result of higher levels of project execution activities from the significant levels of new project awards experienced over the last three years. Operating profit margin in the Oil & Gas segment was 5.2 percent in 2007 compared with 5.7 percent in 2006 and 4.6 percent in 2005. The operating margin in 2007 includes the impact of a higher volume of lower margin construction related activities as a number of large projects have moved from the engineering phase into on-site execution.

        New awards in the Oil & Gas segment were $13.5 billion in 2007, $10.4 billion in 2006 and $4.4 billion in 2005. The world-wide demand for oil and gas exploration and expansion of refining capacity continues at a high level. The segment is participating in this expanding market that includes very large projects in diverse geographical locations, which are very well suited for Fluor's global execution and project management capabilities and strong financial position. New project awards in 2007 included a $2 billion award for the utility and offsite facilities for a new refinery in the Middle East and refinery expansion projects in Spain and the United States amounting to $1.3 billion and $1.5 billion, respectively. New project awards in 2006 included a $1.8 billion refinery expansion in the United States, a $2.2 billion project in Saudi Arabia and a project in excess of $1.0 billion in Qatar. New project awards in 2005 included $1.3 billion for two large international petrochemical projects and $1.0 billion for a gas complex in the United Arab Emirates.

        Backlog for the Oil & Gas segment was $18.5 billion at December 31, 2007, up sequentially from $12.0 billion at December 31, 2006 and $6.0 billion at December 31, 2005. The 2007 and 2006 growth in backlog results principally from the continued strength of new awards and positive project scope related cost adjustments to existing projects.

        Total assets in the Oil & Gas segment increased to $891 million at December 31, 2007 from $629 million at December 31, 2006 and $575 million at December 31, 2005 primarily due to the continued increase in the level of project execution activities over the periods.

Industrial & Infrastructure

        Revenue and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Year Ended December 31,
(in millions)	2007	2006	2005

Revenue	$3,385.0	$3,171.1	$3,200.4
Operating profit	101.0	76.4	(16.7)

        Revenue increased during 2007 compared with 2006 primarily as a result of continued strong execution activities on mining and infrastructure projects. Although revenue remained fairly constant for 2006 and 2005, the mix of new business in 2006 shifted somewhat from manufacturing facilities to large infrastructure and mining projects that generally have longer execution periods.

        Operating profit and margin percentages have increased during 2007 compared with 2006, largely on the strength of performance on mining and infrastructure projects. The improvement during 2006 compared with 2005 includes the favorable impacts of successful project performance, reduced provisions on disputed projects, improved margins on more recent projects and overhead spending reductions. Operating results for the segment have been impacted in all three years by loss provisions relating to specific projects.

        The segment participates in a 50/50 joint venture that is executing a fixed-price transportation infrastructure project in California. The project continues to be subject to circumstances including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays, resulting in additional cost. During 2007, 2006 and 2005, provisions of $25 million, $30 million and $24 million, respectively, were recorded due to increasing estimated cost. The company continues to evaluate the impact of these circumstances on estimated total project cost, as well as claims for recoveries and other contingencies on the project. To date, the joint venture has submitted claims totaling approximately $155 million to the client. Cost of $101 million has been incurred by the joint venture against these claims as of December 31, 2007 and the company has recognized its $51 million proportionate share of this cost in revenue including $22 million in 2007. The project opened to traffic in November 2007 and is expected to be completed in mid-2008. During 2007, the customer withheld liquidated damages totaling $49 million from amounts otherwise due the joint venture. The company believes that any amounts that are withheld for liquidated damages will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue because of the withholdings.

        In addition to the charge in 2005 arising from the transportation infrastructure project discussed above, the segment recorded provisions totaling $82 million involving several other projects which contributed to the operating loss in that year. The provisions recognized included settlements involving projects that had been the subject of dispute resolution activities including two resort hotel projects and two life sciences projects. The projects were bid under fixed-price or guaranteed maximum commercial terms where the risk of variances in cost estimates remain with the company. Dispute resolution activities were concluded on these matters and settlements finalized during 2005.

        The company is involved in arbitration proceedings in connection with its London Connect Project, a $500 million lump-sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system. The company has recognized $42 million in 2007 and an aggregate of $116 million in claims revenue relating to incurred costs attributed to delay and disruption claims that are the subject of the arbitration proceedings. In addition, the company was assessed and has paid $54 million representing its share of liquidated damages. This payment has not been recognized as a reduction in project revenue because it is expected that amounts assessed will be substantially recovered upon resolution of the company's claims.

        New awards in the Industrial & Infrastructure segment were $3.4 billion during 2007, $4.5 billion in 2006 and $2.3 billion during 2005. New awards during 2007 continued to be concentrated in the mining sector and also included a $1.3 billion transportation infrastructure project in Virginia. New awards during

2006 increased across most of the segment's business lines, with new mining projects representing approximately 45 percent of the total. The lower level of new awards in 2005 included the impact of reduced spending by life sciences customers and the timing of receipt of large mining awards.

        Backlog for the Industrial & Infrastructure segment increased to $6.1 billion at the end of 2007 from $5.4 billion at the end of 2006. For 2005, ending backlog was $3.9 billion.

        Total assets in the Industrial & Infrastructure segment were $576 million, $686 million and $490 million at December 31, 2007, 2006 and 2005, respectively. The decrease in total assets from 2007 to 2006 is primarily due to the deconsolidation of the National Roads Telecommunication Services project in the United Kingdom. See Variable Interest Entities below for further discussion of this project.

Government

        Revenue and operating profit for the Government segment are summarized as follows:

	Year Ended December 31,
(in millions)	2007	2006	2005

Revenue	$1,308.2	$2,859.9	$2,708.2
Operating profit	29.3	17.7	83.7

        Revenue in the last three years includes reconstruction activity in Iraq and work for environmental restoration, engineering, construction, site operations and maintenance services at two major DOE sites: the Fernald Environmental Management Project ("Fernald") in Ohio, which was completed in 2006, and the ongoing Hanford Environmental Management Project in Washington. Revenue during 2006 and 2005 also includes significant amounts relating to hurricane relief activities in support of the Federal Emergency Management Agency ("FEMA").

        As expected, a substantial decrease in revenue occurred in 2007 compared with 2006. The decrease was primarily the result of the significant contributions from FEMA hurricane relief and the Fernald environmental project during the 2006 period. The Fernald contract is substantially complete and the volume of FEMA task orders was significantly lower in 2007 and the second half of 2006. Work in Iraq was also lower in 2007.

        The six percent increase in revenue in 2006 compared with 2005 resulted from the continuation of hurricane relief activities in support of FEMA, which commenced in the second half of 2005, partially offset by reduced Iraq reconstruction and DOE project activity. The level of FEMA activity increased during early 2006, but began to decline in the third and fourth quarters of the year, as the company's work on hurricane relief efforts was completed. The decline in DOE activity resulted largely from the completion of the Fernald project at the end of October 2006.

        Operating profit during 2007 and 2006 include provisions totaling $21 million and $29 million, respectively, on a fixed-priced contract at the Bagram Air Base in Afghanistan. These charges relate to subcontractor execution issues and liquidated damages due to the resulting delay in project completion. In addition, operating profit in 2006 was negatively impacted by loss provisions totaling $154 million on certain embassy projects. The company recognized provisions for estimated cost overruns on certain of the embassy projects totaling $56 million in 2005.

        The company has been performing work on 11 embassy projects over the last four years for the United States Department of State under fixed-price contracts. These projects have been adversely impacted by higher cost due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased cost to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of December 31, 2007, all embassy projects were complete with the exception of the project in Haiti where periods of civil unrest have resulted in significant unanticipated schedule delays and cost increases. In addition, at the site in Haiti, increased cost has resulted from collapsible soil conditions, additional client imposed requirements, subsequent increases in material quantities and the availability and productivity of construction labor. As of December 31, 2007, the physical completion of the Haiti embassy has progressed to approximately 95 percent and is estimated to be completed in early 2008.

        During 2007, claims for recovery of cost associated with requirements for additional security-cleared labor on three of the embassies were settled. Claims for equitable adjustment submitted or identified to date on three of the projects remain open and total approximately $59 million. As the first formal step in dispute resolution, the majority of these claims have now been certified in accordance with federal contracting requirements. As of December 31, 2007, aggregate cost totaling $47 million relating to these claims has been incurred and recognized in revenue. Additional claims continue to be evaluated.

        New awards in the Government segment were $1.2 billion during 2007, compared with $2.2 billion during 2006 and $2.5 billion in 2005. Backlog and new awards in 2007 do not include amounts for the Logistics Augmentation Program (LOGCAP) IV contract, awarded in the second quarter, pending resolution of protest proceedings and subsequent award of task orders. The decrease in new awards in 2007 was due to the significant decrease in emergency response work for FEMA and reconstruction activities in Iraq. Many projects performed on behalf of U.S. government clients under multi-year contracts provide for annual funding. As a result, new awards for the Government segment only reflect the annual award of work to be performed over the ensuing 12 months for annually-funded contracts.

        Backlog during 2007 decreased to $740 million from $840 million in 2006 and $1.4 billion in 2005. The decline in backlog in 2006 compared to 2005 is the result of progress towards completion on the Fernald and Iraq contracts. FEMA awards have generally been performed very quickly and therefore have not significantly impacted backlog from one period to the next. The company is no longer pursuing projects in the embassy market.

        Total assets in the Government segment were $285 million at December 31, 2007, down from $597 million at December 31, 2006. This decrease was primarily due to the billing and collection of substantially all of the previously unbilled fees on the Fernald project and progress towards completion on the FEMA and Iraq reconstruction contracts. During 2006, segment assets decreased from $905 million at December 31, 2005. This decrease was the principal result of progress towards completion on the FEMA and Iraq reconstruction contracts.

Global Services

        Revenue and operating profit for the Global Services segment are summarized as follows:

	Year Ended December 31,
(in millions)	2007	2006	2005

Revenue	$2,460.0	$2,137.9	$1,577.7
Operating profit	201.4	152.4	113.7

        The 2007 and 2006 increases in revenue reflect continued growth across the segment's various service lines. The segment continues to implement a disciplined growth strategy through widespread expansion of existing core competencies and regional deployment of new services and business models.

        Operating profit increases for 2007 and 2006 reflect the strong business environment extending across most of Global Services' markets. Additionally, in 2006, operating profit was favorably impacted by hurricane recovery activities. Operating profit margin in the Global Services segment was 8.2 percent, 7.1 percent and 7.2 percent for the years ended December 31, 2007, 2006 and 2005 respectively.

        The equipment, temporary staffing and supply chain solutions business lines do not report backlog due to the short turnaround between the receipt of new awards and the recognition of revenue. Accordingly, new awards and backlog for the segment relate to the operations and maintenance activities only. In recent years, Global Services has derived larger percentages of its revenue and operating profit from short-duration operations and maintenance activities and from other business not reported in backlog.

        New awards in the Global Services segment were $2.2 billion during 2007, $1.6 billion during 2006 and $2.2 billion during 2005. New awards during 2007 include new work and renewals for key clients. New awards in 2005 included two large multi-year operations and maintenance awards.

        Backlog for the Global Services segment was $2.5 billion at December 31, 2007. During 2006, backlog for the Global Services segment declined to $2.3 billion, compared with $2.5 billion at the end of 2005. Contributing to the 2006 backlog decline was the execution in 2006 of a substantial portion of a fixed duration contract.

        Total assets in the Global Services segment increased to $856 million at December 31, 2007, up from $721 million at December 31, 2006 and $640 million at December 31, 2005 as the principal result of investments in equipment and working capital to support revenue growth.

Power

        Revenue and operating profit for the Power segment are summarized as follows:

	Year Ended December 31,
(in millions)	2007	2006	2005

Revenue	$1,167.9	$541.6	$383.6
Operating profit	38.0	4.3	13.3

        Revenue in 2007 increased compared to 2006 and 2005 primarily due to higher volume of work performed on a new project awarded in 2007 and continuing activities on projects awarded in 2006 and 2005. Revenue levels in 2006 and 2005 were negatively impacted by the reduced level of construction of new power plants following the completion of the most recent building cycle in 2003.

        Operating profit margin in the Power segment increased to 3.3 percent during 2007 from 0.8 percent during 2006. The 2007 increase in operating profit is the result of higher levels of project execution activities. The lower 2006 operating profit was the combined result of a charge associated with the final resolution of a project dispute, a loss on another project, a concentration of projects that were in the early stages where profit recognition is generally lower and higher overhead spending in anticipation of increasing revenue in an expanding market. The 2005 operating results include the negative impact of a loss on one project, partly offset by successful project close-out activities on a number of other projects. Projects in the Power segment are often bid and awarded on a fixed-price basis. This method of contracting provides opportunities for margin improvement resulting from successful execution, but also exposes the segment to the risk of cost overruns due to factors such as material cost and labor productivity variances or schedule delays.

        The power market is entering an expansion phase that the company believes will translate to higher operating performance for the segment. New awards in the Power segment are typically large in amount, but occur on an irregular basis. New awards of $2.2 billion in 2007 include a $1.7 billion award for the Oak Grove coal-fired power units in Texas for Luminant, a unit of Energy Future Holdings Corporation. New awards of $635 million during 2006 included a plant retrofit project in South Carolina. New awards of $1.0 billion during 2005 included a contract for the installation of three flue-gas desulphurization units at a coal-fired power facility in Kentucky and a 200 megawatt power plant in Nevada.

        Backlog for the Power segment increased to $2.4 billion at December 31, 2007 from $1.3 billion at December 31, 2006 and from $1.1 billion at December 31, 2005, reflecting growth in the number of projects in progress.

        Total assets in the Power segment increased to $150 million at December 31, 2007 from $137 million at December 31, 2006 and $94 million at December 31, 2005, due to additional working capital associated with the higher level of project execution activities.

Corporate, Tax and Other Matters

        Corporate For the three years ended December 31, 2007, corporate administrative and general expenses were $193.9 million, $178.8 million and $143.7 million, respectively. The increase in 2007 is primarily due to higher incentive and stock-price based compensation cost as a result of the increase in the company's stock price. Corporate administrative and general expense includes non-operating income of $2.6 million during 2007, non-operating expense of $5 million relating principally to an investment impairment provision during 2006 and non-operating income of $9 million for the year 2005. The 2005 amount relates primarily to gains from sales of portfolio properties including the corporate headquarters building discussed below. The 2006 increase in corporate administrative and general expense includes $13.1 million from the adoption of the new share-based compensation accounting standard compared with 2005. Additionally, during 2006, expenses recorded with respect to the relocation of the corporate headquarters increased by $8.5 million.

        In May 2005, the company announced its decision to relocate its corporate headquarters from Southern California to the Dallas/Fort Worth metropolitan area. The relocation was completed in the second quarter of 2006. Approximately 120 employees in Southern California who did not relocate to Texas left the company. The cost of these employee displacements was accrued ratably starting in the third quarter of 2005 through the date of the employee departures. All other relocation and hiring cost was charged to expense as incurred. Total relocation cost included in corporate administrative and general expense was $14.2 million and $5.7 million during 2006 and 2005, respectively.

        The corporate facility in California was sold in 2005. The cost to construct the new Texas headquarters totaled $60 million and was funded from available cash resources including proceeds from the sale of the former headquarters facility.

        Net interest income was $40.5 million, $4.3 million and $7.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net interest income significantly increased in 2007 primarily as a result of higher cash balances and interest rates during the year. The 2006 decrease was the net result of interest expense on outstanding commercial paper balances during the first six months of 2006 that were required to support project execution activities, an increase in the interest rates on those commercial paper borrowings and the consolidation of non-recourse project finance debt starting in the fourth quarter of 2005, partially offset by higher cash balances and investment interest rates during the second half of 2005. Higher interest income in 2005 related principally to larger available cash balances and higher short-term interest rates.

        Tax The effective tax rates on the company's pretax earnings were 17.8 percent, 31.0 percent and 24.1 percent for the years 2007, 2006 and 2005, respectively. In connection with the IRS examination of the company's income tax returns for the tax years beginning November 1, 1995 through December 31, 2000, the IRS proposed numerous adjustments that, if sustained, would have resulted in significant additional taxes and penalties. The company filed protests with IRS Appeals contesting many of the proposed adjustments and reached an agreement with IRS Appeals, which was reviewed and approved in December 2007 by the Congressional Joint Committee on Taxation. As a result of the IRS Appeals settlement, the company recognized a $123 million reduction to income tax expense in 2007.

        The 2006 effective tax rate includes a favorable benefit of the extraterritorial income exclusion and the reversal of certain valuation allowances resulting from the realization of associated tax benefits, partially offset by the unfavorable impact of tax rate changes on certain state deferred taxes.

        The comparatively low 2005 tax rate was primarily attributable to a favorable audit settlement for the 1993 through 1995 tax years with the Internal Revenue Service, tax benefits associated with the dividends made pursuant to the American Jobs Creation Act of 2004 (the "AJCA") as more fully discussed below and the reversal of certain valuation allowances resulting from the realization of tax benefits associated with such items on the tax returns. These items include certain net operating loss and tax credit carryforwards. In addition, the increased foreign activities of the company during the year also produced increased extraterritorial income exclusion tax benefit. These aforementioned favorable tax rate variances were partially offset by the tax effect recorded on certain foreign earnings which the company had previously planned to reinvest overseas indefinitely. During 2005, the company reviewed its intent with respect to such foreign earnings and decided to forego this permanent reinvestment plan. Accordingly, the 2005 tax rate reflects the U.S. tax effect on these earnings.

        The AJCA created a one-time incentive for U.S. corporations to repatriate certain qualified foreign earnings by providing an 85 percent dividends received deduction, subject to specific reinvestment guidelines and certain limitations. In August 2005, the company's Domestic Reinvestment Plan (the "Plan") prepared pursuant to the AJCA was approved by the company's Chief Executive Officer. The Plan was ratified by the Executive Committee of the company's Board of Directors on August 29, 2005. In September 2005, approximately $89 million was repatriated from certain foreign subsidiaries of the company, including certain previously taxed income and the base year amount as provided under the repatriation provision of the AJCA. The results of operations for 2005 included a tax benefit of $3.8 million attributable to the dividends received deduction, net of the foreign tax credits given up in exchange for such deduction.

Litigation and Matters in Dispute Resolution

  Conex International v. Fluor Enterprises, Inc.

        In November 2006, a Jefferson County, Texas, jury reached an unexpected verdict in the case of Conex International ("Conex") v. Fluor Enterprises Inc. ("FEI"), ruling in favor of Conex and awarding $98.8 million in damages related to a 2001 construction project.

        In 2001, Atofina (now part of Total Petrochemicals Inc.) hired Conex International to be the mechanical contractor on a project at Atofina's refinery in Port Arthur, Texas. FEI was also hired to provide certain engineering advice to Atofina on the project. There was no contract between Conex and FEI. Later in 2001 after the project was complete, Conex and Atofina negotiated a final settlement for extra work on the project. Conex sued FEI in September 2003 alleging damages for interference and misrepresentation and demanding that FEI should pay Conex the balance of the extra work charges that Atofina did not pay in the settlement. Conex also asserted that FEI interfered with Conex's contract and business relationship with Atofina. The jury verdict awarded damages for the extra work and the alleged interference.

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

  Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

        In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded. In January 2005 the arbitration panel indicated that it would be rendering its decision in two phases; the first to be a decision on entitlement and second, a decision on damages. On May 4, 2005 the arbitration panel issued a partial award on entitlement issues which confirmed Fluor's entitlement to recovery of certain of its claims for cost incurred in construction of the plant. On April 10, 2007, the arbitration panel issued a partial final award stipulating the amount of entitlement to recovery of certain claims and awarding interest on the net amounts due Fluor. An award on the amount of interest due Fluor is expected in 2008. The company does not expect that the final resolution of the arbitration will have a material effect on its consolidated financial position or results of operations.

        As of December 31, 2007, a number of matters relating to completed and in progress projects are in the dispute resolution process. These include an Infrastructure Joint Venture Project and the London Connect Project, which are discussed above under "— Industrial & Infrastructure" and certain Embassy Projects, which are discussed above under "— Government".

Financial Position and Liquidity

        Cash provided by operating activities during 2007 was $905 million compared with $296 million in 2006 and $409 million in 2005. During 2007, cash generated by operating activities resulted from earnings sources and reduced working capital excluding cash, which includes the billing and collection of fees on the Fernald project. During 2006, cash generated by operating activities resulted primarily from earnings sources. The 2005 amount includes $245 million collected in connection with the close-out of a project in Venezuela.

        The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects. The increase in new awards over the last three years will continue to result in periodic start-up activities where the use of cash is greatest on projects for which cash is not provided by advances from clients. As work progresses on individual projects and client payments on invoiced amounts begin, cash used in start-up activities is recovered and cash flows tend to stabilize through project completion. Liquidity is also provided by substantial advance billings on contracts in progress. As customer advances are used in project execution and not replaced by advances on new projects, the company's cash position will be reduced. In the event there is net investment in operating assets that exceeds available cash balances the company maintains short-term borrowing facilities to satisfy any periodic net operating cash outflows.

        Cash from operating activities is used to provide contributions to the company's defined contribution and defined benefit plans. While contributions to defined contribution plans have fluctuated over the past three years in response to increases in the number of eligible employees, contributions to the defined benefit plans have shown more variability, at $62 million in 2007 compared with $41 million in 2006 and $89 million in 2005. The large contributions in 2005 were due in part to the variability of actual returns on plan assets coupled with the business objective to utilize available resources to maintain or achieve full funding of accumulated benefits in most of the plans. One plan that was not fully funded in 2004 received a contribution totaling $60 million during 2005, which provided full funding to the level of accumulated benefits as of the end of that year. As of December 31, 2007, 2006 and 2005 all plans were funded to the level of accumulated benefits.

        Cash flows from investing activities during 2005 included $45 million from the sale of real estate assets and a residual property interest. During 2007, 2006 and 2005, $60 million, $39 million and $25 million, respectively were received from the disposal of primarily construction equipment associated with the equipment operations in the Global Services segment.

        Cash utilized by investing activities in 2007, 2006 and 2005 included capital expenditures of $284 million, $274 million and $213 million, respectively. Expenditures during 2007 include significant amounts relating to equipment operations and investments in computer infrastructure upgrades. Capital expenditures include $36 million in 2006 and $24 million in 2005 for construction of the new corporate headquarters facility in Texas, but otherwise relate primarily to the equipment operations in the Global Services segment that support engineering and construction projects. The increase in these capital expenditures over the past three years related largely to the ongoing renewal and replacement in the construction equipment operations, investments in computer infrastructure upgrades, rental equipment to support reconstruction activity in Iraq in 2005 and hurricane recovery in the United States during 2005. Capital expenditures in future periods will include equipment purchases for the equipment operations of the Global Services segment, renewal and refurbishment of other facilities and computer infrastructure in support of the company's continuing investment in automated systems. New engineering and construction joint ventures of the Industrial & Infrastructure segment in the United Kingdom during 2005 required capital contributions totaling approximately $30 million.

        During 2006, the company amended and restated its Senior Credit Facility, increasing the size from $800 million to $1.5 billion and extending the maturity to 2011.

        During 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the "Notes") due 2024, realizing net proceeds of $323 million. Proceeds from the Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. Ownership of the Calgary, Canada facilities was also obtained during 2004 through the payoff of $28.6 million of lease financing using available Canadian cash balances.

        In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if the specified trading price of the company's common stock (the "trigger price") is achieved and maintained for a specified period. During the fourth quarter of 2005 and throughout 2006 and 2007, the trigger price was achieved for the specified number of days and the Notes have therefore been classified as short-term debt as of December 31, 2007 and 2006. During 2007, holders converted $22.8 million of the Notes in exchange for the principal balance owed in cash plus 251,731 shares of the company's common stock. The company does not know the timing or principal amount of the remaining Notes that may be presented for conversion in the future. Available cash balances will be used to satisfy any principal payments. Shares of the company's common stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

        In December 2004, the company filed a "shelf" registration statement for the issuance of up to $500 million of any combination of debt securities or common stock, the proceeds from which could be used for debt retirement, the funding of working capital requirements or other corporate purposes. Pursuant to the shelf registration statement, the company subsequently entered into a distribution agreement for up to 2,000,000 shares of common stock. During 2005, the company sold 758,367 shares under this distribution agreement, realizing net proceeds of $41.8 million. No shares were issued in 2007 or 2006 under this distribution agreement.

        During 2007 and 2006, non-recourse project financing provided $101.7 and $127.3 million of financing cash flow, respectively, related to the National Roads Telecommunications Services Project. During 2005, an equity bridge loan and non-recourse project financing provided $16.8 million and $57.6 million, respectively, of financing cash flow. These amounts relate to the activities of a joint venture that was previously consolidated in the company's financial statements. See below under Variable Interest Entities — National Roads Telecommunications Services Project for further discussion of this matter.

        A warrant for the purchase of 460,000 shares was exercised in 2006, yielding proceeds of $16.6 million. Proceeds from stock option exercises provided cash flow of $12.5 million, $15.2 million and $50.6 million during 2007, 2006 and 2005, respectively. The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares in open market or negotiated transactions. During 2007, 2,800 shares of company stock were repurchased by the company under its stock repurchase program. No purchases were made during 2006 or 2005. The maximum number of shares that could be purchased under the existing repurchase program is 4.1 million shares.

        Quarterly cash dividends declared totaled $0.16 per share in 2005. In the first quarter of 2006, the company's Board of Directors authorized an increase in the quarterly dividend payable April 3, 2006 to $0.20 per share. Declared dividends are typically paid during the month following the quarter in which they are declared. However, for the dividend paid to shareholders as of January 3, 2006, payment by the company to the disbursing agent occurred in the month of December 2005, resulting in two cash payments by the company in the fourth quarter of 2005. In the first quarter of 2008, the company's Board of Directors authorized an increase in the quarterly dividend payable April 2, 2008 to $0.25 per share. The payment and level of future cash dividends will be subject to the discretion of the company's Board of Directors.

        During 2007 and 2006, exchange rates for functional currencies for most of the company's international operations strengthened against the U.S. dollar resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. During 2005 the exchange rates for these currencies weakened against the U.S. dollar, and unrealized translation losses occurred. Unrealized gains of $53.8 million in 2007, $10.3 million in 2006 and unrealized losses of $32.9 million in 2005 primarily relate to cash balances held in currencies other than the U.S. dollar.

Because most of the cash held in foreign currencies will be used for project related expenditures in those currencies, the company's exposure to realized exchange gains and losses is considered nominal.

        Liquidity is provided by cash generated from operations, advance billings on contracts in progress and access to financial markets. As customer advances are reduced through use in project execution and if not replaced by advances on new projects, the company's cash position could be reduced. For the next 12 months, cash generated from operations supplemented by borrowings under credit facilities and the issuance of debt or equity securities are expected to be sufficient to fund operations.

        Off-Balance Sheet Arrangements (including Contractual Obligations) The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $2.2 billion in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or performance and completion guarantees on engineering and construction contracts. At December 31, 2007, the company had utilized $994 million of its credit capacity. In addition, the company has $113 million in credit lines for general purposes in addition to the amount above. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.

        Contractual Obligations at December 31, 2007 are summarized as follows:

		Amount of Commitment Expiration Per Period

Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	Over 5 years

$ in millions
Debt:
1.5% Convertible Senior Notes	$307	$307	$—	$—	$—
5.625% Municipal bonds	18	—	—	—	18
Interest on debt obligations(1)	16	6	2	2	6
Operating leases(2)	306	48	97	53	108
Uncertain tax contingencies(3)	73	—	—	—	73
Joint venture contributions	27	3	6	17	1
Pension minimum funding(4)	234	17	104	113	—
Other post-employment benefits	47	6	13	11	17
Other compensation related obligations(5)	354	47	65	47	195

Total	$1,382	$434	$287	$243	$418

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

(3)
Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The total amount of uncertain tax contingencies is included in the "Over 5 years" column as the company is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

(4)
The company generally provides funding to its U.S. and non-U.S. pension plans based on the minimum required by applicable regulations. In determining the minimum required funding, the company utilizes current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In management's judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated. Where minimum funding as determined for each individual plan would not achieve a funded status to the level of accumulated benefit obligations, additional discretionary funding may be provided from available cash resources.

(5)
Principally deferred executive compensation.

Variable Interest Entities

National Roads Telecommunications Services ("NRTS") Project

        In 2005, the company's Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited ("GeneSYS"), in which the company owns a 45 percent interest and HSBC Infrastructure Fund Management Limited owns a 55 percent interest. The project was entered into with the United Kingdom Secretary of State for Transport (the "Highways Agency") to design, build, maintain and finance a significant upgrade to the integrated transmission network throughout England's motorways. GeneSYS financed the engineering and construction ("E&C") of the upgraded telecommunications infrastructure with approximately $279 million of non-recourse debt (the "term loan facility") from a consortium of lenders (the "Banks") along with joint venture member equity contributions and subordinated debt which were financed during the construction period utilizing equity bridge loans from outside lenders. During September 2007, the joint venture members paid their required permanent financing commitments in the amount of $44 million and were issued Subordinated Notes by GeneSYS. These funds were used by GeneSYS to repay the temporary construction term financing including the company's equity bridge loan. In early October 2007, the newly constructed network achieved operational status and was fully accepted by the Highways Agency on December 20, 2007, thereby concluding the E&C phase and entering the operations and maintenance phase of the project.

        Based on a qualitative analysis of the variable interests of all parties involved at the formation of GeneSYS, under the provisions of FIN 46-R, the company was initially determined to be the primary beneficiary of the joint venture. The company's consolidated financial statements included the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks from the inception of the venture. Effective October 1, 2007, the company no longer consolidates the accounts of GeneSYS because it is no longer the primary beneficiary of the joint venture.

        FIN 46-R requires that the initial determination of whether an entity is a variable interest entity ("VIE") shall be reconsidered under certain conditions. One of those conditions is when the entity's governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the entity's equity investment at risk. Such an event occurred in September 2007 upon the infusion of capital by the joint venture members which resulted in permanent financing through issuance of Subordinated Notes by GeneSYS that replaced the temporary equity bridge loans that had been provided by outside lenders. This refinancing of temporary debt with permanent debt constituted a change in the governing documents of GeneSYS that required reconsideration of GeneSYS as a variable interest entity.

        Based on the new capitalization structure of GeneSYS, the adequacy of the equity at risk in GeneSYS was evaluated and found to be inadequate to finance its operations without additional subordinated financial support. Accordingly, upon reconsideration, GeneSYS continues to be a variable interest entity. Because the company holds a variable interest in the entity through its equity and debt investments, a qualitative evaluation was undertaken to determine if it was the primary beneficiary. In this evaluation, the company considered all parties that have direct or implicit variable interests based on the contractual arrangements existing at the time of reconsideration. Based on this evaluation, the company has determined that it is no longer the primary beneficiary of GeneSYS. Accordingly, GeneSYS is not consolidated in the company's accounts at December 31, 2007 and is being accounted for on the equity method of accounting.

        The company's maximum exposure to loss relating to its investment in GeneSYS is its aggregate $20 million equity and debt investment plus any un-remitted earnings. The term loan is an obligation of GeneSYS and will never be a debt repayment obligation of the company because it is non-recourse to the joint venture members.

Interstate 495 Capital Beltway Project

        In December 2007, the company was awarded the $1.3 billion Interstate 495 Capital Beltway high-occupancy toll ("HOT") lanes project in Virginia. The project is a public-private partnership between the Virginia Department of Transportation ("VDOT") and Capital Beltway Express LLC, a joint venture in which the company has a ten percent interest and Transurban (USA) Inc. has a 90 percent interest ("Fluor-Transurban"). Under the agreement, VDOT will own and oversee the addition of traffic lanes, interchange improvements and construction of HOT lanes on 14 miles of the I-495 Capital Beltway in northern Virginia. Fluor-Transurban, as concessionaire, will develop, design, finance, construct, maintain and operate the improvements and HOT lanes under an 80 year concession agreement. The construction will be financed through grant funding from VDOT, non-recourse borrowings from issuance of public tax-exempt bonds, a non-recourse loan from the Federal Transportation Infrastructure Finance Innovation Act (TIFIA) which is administered by the U.S. Department of Transportation and equity contributions from the joint venture members.

        The construction of the improvements and HOT lanes will be performed by a construction joint venture in which the company has a 65 percent interest and Lane Construction has a 35 percent interest ("Fluor-Lane"). Transurban (USA) Inc. will perform the operations and maintenance upon completion of the improvements and commencement of operations of the toll lanes.

        Fluor-Transurban has been determined to be a variable interest entity under the provisions of FIN 46-R. Pursuant to the requirements of the Interpretation, the company evaluated its interest in Fluor-Transurban including its project execution obligations and risks relating to its interest in Fluor-Lane and has determined based on a qualitative analysis that it is not the primary beneficiary of Fluor-Transurban. The company's maximum exposure to loss relating to its investment in Fluor-Transurban is its $35 million aggregate equity investment commitment, of which $9 million has been funded, plus any un-remitted earnings. The company will never have repayment obligations associated with any of the debt because it is non-recourse to the joint venture members. The company will account for its ownership interest in Fluor-Transurban on the equity method of accounting. The company will fully consolidate Fluor-Lane in its consolidated financial statements.

        Guarantees In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. The amount of guarantees outstanding measured on this basis totals $3.2 billion as of December 31, 2007. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The carrying value of the liability for guarantees is not material.

        Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. There are no material guarantees outstanding as of December 31, 2007.

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

Item 7A.    Quantitative and Qualitative Discussions about Market Risk

        The company invests excess cash in short-term securities, primarily time deposits, that carry a floating money market rate of return. Additionally, a substantial portion of the company's cash balances are maintained in foreign countries. All of the company's long-term debt instruments carry a fixed rate coupon. The company's exposure to interest rate risk on fixed rate debt is not material due to the low interest rates on these obligations.

        The company does not currently use derivatives, such as swaps, to alter the interest characteristics of its short-term securities or its debt instruments. The company generally utilizes currency options and forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and does not engage in currency speculation. At December 31, 2007, the company had forward foreign exchange contracts of less than 8 months duration, to exchange major world currencies. The total gross notional amount of these contracts at December 31, 2007 was $65 million.

        During 2007, exchange rates for functional currencies for most of the company's international operations strengthened against the U.S. dollar, resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item is submitted as a separate section of this Form 10-K. See Item 15 — "Exhibits and Financial Statement Schedules" beginning on page F-1, below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of December 31, 2007, which is the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The company's internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

        In connection with the preparation of the company's annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO

Framework"). Management's assessment included an evaluation of the design of the company's internal control over financial reporting and testing of the operational effectiveness of the company's internal control over financial reporting. Based on this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2007.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Ernst & Young LLP, the independent registered public accounting firm that audited the company's consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the company's internal control over financial reporting which appears below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Board of Directors and Shareholders of Fluor Corporation

        We have audited Fluor Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fluor Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fluor Corporation as of December 31, 2007 and 2006, and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2007 of Fluor Corporation and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 29, 2008

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 401 of Regulation S-K (except for information pertaining to our executive officers, which information is set forth below) is hereby incorporated by reference from the information contained in the section entitled "Election of Directors — Biographical Information" in our Proxy Statement for our 2008 annual meeting of shareholders. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information contained in the section entitled "Stock Ownership and Stock-Based Holdings of Executive Officers and Directors — Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Information regarding the Audit Committee is hereby incorporated by reference from the information contained in the section entitled "Corporate Governance — Board of Directors Meetings and Committees — Audit Committee" in our Proxy Statement.

Executive Officers of the Registrant

        The following information is being furnished with respect to the company's executive officers:

Name	Age	Position with the Company (1)
Ray F. Barnard	49	Chief Information Officer
Alan L. Boeckmann	59	Chairman and Chief Executive Officer
David E. Constable	46	Group President, Power
Stephen B. Dobbs	51	Senior Group President, Industrial & Infrastructure, Government and Global Services
Jeffery L. Faulk	57	Senior Group President, Energy & Chemicals and Power
Garry W. Flowers	56	Senior Vice President, HSE, Security & Industrial Relations
H. Steven Gilbert	60	Senior Vice President, Human Resources and Administration
Kirk D. Grimes	50	Group President, Global Services
Carlos M. Hernandez	53	Chief Legal Officer and Secretary
John L. Hopkins	54	Group President, Government
Victor L. Prechtl	61	Vice President and Controller
David T. Seaton	46	Group President, Energy & Chemicals
Gary G. Smalley	49	Vice President, Internal Audit
D. Michael Steuert	59	Senior Vice President and Chief Financial Officer
Dwayne Wilson	49	Group President, Industrial & Infrastructure

(1)
Except where otherwise indicated, all references are to positions held with Fluor Corporation or one of its subsidiaries. All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors.

  Ray F. Barnard

        Mr. Barnard has been Chief Information Officer since February 2002. Prior to that, from 2000 - 2002, he was Senior Vice President of TradeMC, a developer and promoter of supplier networks for the procurement of capital goods in which the company had an ownership interest. Prior to that, he was Vice President, IBM Corporation from 1999 to 2000 and Executive Vice President of ENSCO Corporation from 1988 to 1999. Mr. Barnard joined the company in 2000.

  Alan L. Boeckmann

        Mr. Boeckmann has been Chairman and Chief Executive Officer since February 2002 and a member of the Board of Directors since 2001. Prior to that, he was President and Chief Operating Officer from February 2001 to February 2002; President and Chief Executive Officer of Fluor Daniel from March 1999 to February 2001; and Group President, Energy & Chemicals, from 1996 to 1999. Mr. Boeckmann joined the company in 1979 with previous service from 1974 to 1977.

  David E. Constable

        Mr. Constable has been Group President, Power since October 2005 and was Senior Vice President, Sales for Energy & Chemicals from 2003 to 2005. Prior to that, he was President, Operations & Maintenance and Telecommunications business lines from 2000 to 2003. Mr. Constable joined the company in 1982.

  Stephen B. Dobbs

        Mr. Dobbs has been Senior Group President, Industrial & Infrastructure, Government and Global Services since March 2007. Prior to that, he was Group President, Industrial and Infrastructure from September 2005 to March 2007; President, Infrastructure from 2002 to September 2005; and President,

Transportation from 2001 to 2002. Prior to that, he was Vice President, Sales, Infrastructure from 1999 to 2001. Mr. Dobbs joined the company in 1980.

  Jeffery L. Faulk

        Mr. Faulk has been Senior Group President, Energy & Chemicals and Power since March 2007. Prior to that, he was Group President, Energy & Chemicals from September 2005 to March 2007; and Group President, Oil, Gas & Power from October 2003 to September 2005. Prior to that, he was President and Chief Executive Officer of Duke/Fluor Daniel from 2001 to October 2003; and Senior Vice President, Operations, Energy & Chemicals and Vice President, Operations, Oil & Gas from 1996 to 2001. Mr. Faulk joined the company in 1973.

  Garry W. Flowers

        Mr. Flowers has been Senior Vice President, HSE, Security & Industrial Relations since November 2003. Prior to that, he was Vice President, Industrial Relations from December 1995 to November 2003. Mr. Flowers joined the company in 1978.

  H. Steven Gilbert

        Mr. Gilbert has been Senior Vice President, Human Resources and Administration since February 2002 and was Senior Vice President, Business and Work Process Integration from 1999 to February 2002. Mr. Gilbert joined the company in 1970.

  Kirk D. Grimes

        Mr. Grimes has been Group President, Global Services since October 2003. Prior to that, he was Group Executive, Oil & Gas from February 2001 to October 2003 and President, Telecommunications from 1998 to February 2001. Mr. Grimes joined the company in 1980.

  Carlos M. Hernandez

        Mr. Hernandez has been Chief Legal Officer and Secretary since October 2007. Prior to joining the company in October 2007, he was General Counsel and Secretary of ArcelorMittal USA, Inc., from April 2005 to October 2007, and General Counsel and Secretary of International Steel Group Inc., from September 2004 to April 2005, prior to its acquisition by Mittal Steel Company. Prior to that, he was General Counsel of Fleming Companies, Inc.from March 2000 to August 2004. Fleming Companies, Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on April 1, 2003.

  John L. Hopkins

        Mr. Hopkins has been Group President, Government since October 2003. Prior to that, he was Group Executive, Sales, Marketing and Strategic Planning from February 2002 to October 2003 and Group Executive, Fluor Global Services from September 2001 to February 2002. Prior to that, he was President and Chief Executive Officer of TradeMC, a developer and promoter of supplier networks for the procurement of capital goods in which the company had an ownership interest, from March 2000 to September 2001. Mr. Hopkins joined the company in 1984.

  Victor L. Prechtl

        Mr. Prechtl has been Vice President and Controller since 1994. He joined the company in 1981.

  David T. Seaton

        Mr. Seaton has been Group President, Energy & Chemicals, since March 2007. Prior to that, he was Senior Vice President, Sales for Energy & Chemicals and Chairman, Fluor Sales Board from September 2005 to March 2007; Senior Vice President, Chemicals Business Line from October 2004 to September

2005; Senior Vice President, Sales for Energy & Chemicals from March 2002 to October 2004; and Vice President, Sales from February 2000 to March 2002. Mr. Seaton joined the company in 1985.

  Gary G. Smalley

        Mr. Smalley will serve as Vice President and Controller, effective March 1, 2008. He has been Vice President of Internal Audit since September 2002. Prior to that, he served in a number of financial management roles, including Controller of South Latin America and Controller of Australia. Mr. Smalley joined the company in 1991.

  D. Michael Steuert

        Mr. Steuert has been Senior Vice President and Chief Financial Officer since May 2001. Prior to joining the company in 2001, he was Senior Vice President and Chief Financial Officer of Litton Industries, Inc., a major defense contractor, from 1999 to May 2001.

  Dwayne Wilson

        Mr. Wilson has been Group President, Industrial & Infrastructure since March 2007. Prior to that, he was Senior Vice President and General Manager, Mining & Metals from March 2004 to March 2007; President, Industrial & Infrastructure, Mining and Minerals from March 2002 to March 2004; and Vice President, Operations from February 2000 to January 2002. Mr. Wilson joined the company in 1980.

Code of Ethics

        We have long maintained and enforced a Code of Business Conduct and Ethics that applies to all Fluor officers and employees, including our chief executive officer, chief financial officer, and principal accounting officer and controller. A copy of our Code of Business Conduct and Ethics, as amended, has been posted on the "Investor Relations" portion of our website, www.fluor.com. Shareholders may request a free copy of our Code of Business Conduct and Ethics from:

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

Corporate Governance

        We have adopted Corporate Governance Guidelines, which are available on our website at www.fluor.com under the "Investor Relations" portion of our website. Shareholders may also request a free copy of our Corporate Governance Guidelines from the address and phone number set forth under "Code of Ethics" above.

Certifications

        In 2007, we submitted to the New York Stock Exchange certifications of our Chairman and Chief Executive Officer and our Chief Legal Officer that they were not aware of any violation by Fluor Corporation of the New York Stock Exchange's corporate governance listing standards. In addition, we have filed with the Securities and Exchange Commission, as an exhibit to this Form 10-K with respect to fiscal year 2007, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosure.

Item 11.    Executive Compensation

        Information required by this item is included in the "Executive Compensation," "Directors Compensation" and "Compensation Committee Interlocks and Insider Participation" sections of our Proxy Statement, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is included in the "Stock Ownership and Stock-Based Holdings of Executive Officers and Directors," "Stock Ownership of Certain Beneficial Owners," "Executive Compensation" and "Equity Compensation Plan Information" sections of our Proxy Statement, which information is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2007 with respect to the shares of common stock that may be issued under the Company's equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by shareholders (1)	705,203	$81.71	2,200,920
Equity compensation plans not approved by shareholders (2)	66,830	$32.49	—

Total	772,033	$77.45	2,200,920

(1)
Consists of the 2000 Restricted Stock Plan for Non-Employee Directors, as amended in 2006, under which no securities are currently issuable upon exercise of outstanding options, warrants or rights, 66,648 shares issuable under the company's 2000 Executive Performance Incentive Plan (the "2000 Plan"), and 638,555 shares issuable under the company's 2003 Executive Performance Incentive Plan, as amended in 2005. The 2000 Plan was a broad-based plan that provided for the issuance of up to 12,000,000 shares of common stock pursuant to stock options, restricted stock, incentive awards or stock units. Any person who was a full-time "exempt" employee or prospective employee of the company or any consultant or advisor of the company was eligible for the grant of awards under the 2000 Plan. The 2000 Plan was terminated when the company's 2003 Executive Performance Incentive Plan was approved by shareholders at the company's annual shareholders meeting in 2003.

(2)
Consists 66,830 shares issuable under the company's 2001 Key Employee Performance Incentive Plan (the "2001 Plan"). The 2001 Plan was a broad-based plan that provided for the issuance of up to 3,600,000 shares of common stock pursuant to stock options, restricted stock, incentive awards or stock units. Any person who was a full-time "exempt" employee or prospective employee of the company or any consultant or advisor of the company was eligible for the grant of awards under the 2001 Plan. No awards under the 2001 Plan were granted to executive officers of the company. The 2001 Plan was terminated when the company's 2003 Executive Performance Incentive Plan was approved by shareholders at the company's annual shareholders meeting in 2003.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item is included in the "Certain Relationships and Related Transactions" and "Determination of Independence of Directors" sections of the "Corporate Governance" portion of our Proxy Statement, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information required by this item is included in the "Ratification of Appointment of Auditor" section of our Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this annual report on Form 10-K:

1.     Financial Statements:

        Our consolidated financial statements at December 31, 2007 and December 31, 2006 and for each of the three years in the period ended December 31, 2007 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K, beginning on page F-1.

2.     Financial Statement Schedules:

        No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.     Exhibits:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on June 15, 2007).
4.1
Indenture between Fluor Corporation and Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 17, 2004).
4.2
First Supplemental Indenture between Fluor Corporation and The Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on February 17, 2004).
10.1
Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2000).
10.2
Tax Sharing Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 7, 2000).
10.3
Fluor Corporation 2000 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.4	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated on November 1, 2007.*
10.5	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003.*

10.6
Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.7	Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.8	Fluor Executives' Supplemental Benefit Plan.*
10.9
Fluor Corporation Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.15 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.10	Executive Severance Plan.*
10.11
2001 Key Employee Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.12	2001 Fluor Stock Appreciation Rights Plan, as amended and restated on November 1, 2007.*
10.13
Fluor Corporation 2003 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.14
Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q filed on November 9, 2004).
10.15
Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K filed on March 15, 2004).
10.16
Amended and Restated Credit Agreement, dated as of September 7, 2006, among Fluor Corporation, BNP Paribas, as Administrative Agent and an Issuing Lender, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q filed on November 6, 2006).
10.17
Special Retention Agreement, dated March 27, 2006, between Fluor Corporation and John Hopkins (incorporated by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q filed on May 8, 2006).
10.18	Summary of Fluor Corporation Non-Employee Director Compensation (incorporated by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q filed on November 7, 2007).
10.19
Fluor Corporation 409A Deferred Directors' Fees Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 21, 2007).
10.20
Fluor 409A Executive Deferred Compensation Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 21, 2007).
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

*
New exhibit filed with this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ D. MICHAEL STEUERT D. Michael Steuert, Senior Vice President and Chief Financial Officer

February 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ ALAN L. BOECKMANN Alan L. Boeckmann	Chairman of the Board and Chief Executive Officer	February 29, 2008
Principal Financial Officer:
/s/ D. MICHAEL STEUERT D. Michael Steuert	Senior Vice President and Chief Financial Officer	February 29, 2008
Principal Accounting Officer:
/s/ VICTOR L. PRECHTL Victor L. Prechtl	Vice President and Controller	February 29, 2008
Other Directors:
/s/ ILESANMI ADESIDA Ilesanmi Adesida	Director	February 29, 2008
/s/ PETER K. BARKER Peter K. Barker	Director	February 29, 2008
/s/ PETER J. FLUOR Peter J. Fluor	Director	February 29, 2008
/s/ JAMES T. HACKETT James T. Hackett	Director	February 29, 2008
/s/ KENT KRESA Kent Kresa	Director	February 29, 2008
/s/ VILMA S. MARTINEZ Vilma S. Martinez	Director	February 29, 2008

/s/ DEAN R. O'HARE Dean R. O'Hare	Director	February 29, 2008
/s/ JOSEPH W. PRUEHER Joseph W. Prueher	Director	February 29, 2008
/s/ LORD ROBIN W. RENWICK, K.C.M.G. Lord Robin W. Renwick, K.C.M.G.	Director	February 29, 2008
/s/ PETER S. WATSON Peter S. Watson	Director	February 29, 2008
/s/ SUZANNE H. WOOLSEY Suzanne H. Woolsey	Director	February 29, 2008

FLUOR CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Fluor Corporation

We have audited the accompanying consolidated balance sheets of Fluor Corporation as of December 31, 2007 and 2006, and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in the Income Taxes Note to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes. As discussed in the Stock Plans and the Retirement Benefits Notes to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation and defined benefit pension and other postretirement plans, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fluor Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas February 29, 2008

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005

TOTAL REVENUE	$16,691,033	$14,078,506	$13,161,051
TOTAL COST OF REVENUE	15,888,587	13,522,033	12,725,123
OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	193,862	178,817	143,723
Interest expense	24,015	23,013	16,289
Interest income	(64,524)	(27,347)	(23,666)

Total cost and expenses	16,041,940	13,696,516	12,861,469

EARNINGS BEFORE TAXES	649,093	381,990	299,582
INCOME TAX EXPENSE	115,774	118,538	72,309

NET EARNINGS	$533,319	$263,452	$227,273

BASIC EARNINGS PER SHARE	$6.11	$3.05	$2.68

DILUTED EARNINGS PER SHARE	$5.85	$2.95	$2.62

SHARES USED TO CALCULATE EARNINGS PER SHARE
Basic	87,252	86,337	84,820
Diluted	91,089	89,196	86,656

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)	December 31, 2007	December 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,175,144	$976,050
Marketable securities	539,242	—
Accounts and notes receivable, net	946,565	904,364
Contract work in progress	977,945	921,062
Deferred taxes	151,028	182,522
Other current assets	269,576	339,588

Total current assets	4,059,500	3,323,586

PROPERTY, PLANT AND EQUIPMENT
Land	45,919	39,438
Buildings and improvements	352,265	310,021
Machinery and equipment	971,190	869,520
Construction in progress	29,820	14,068

	1,399,194	1,233,047
Less accumulated depreciation	614,807	540,921

Net property, plant and equipment	784,387	692,126

OTHER ASSETS
Goodwill	78,089	77,636
Investments	184,973	143,638
Deferred taxes	309,141	143,272
Deferred compensation trusts	275,317	246,965
Other	104,772	247,647

Total other assets	952,292	859,158

	$5,796,179	$4,874,870

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable	$985,247	$804,050
Convertible senior notes	307,222	329,999
Equity bridge loan	—	19,126
Non-recourse project finance debt	—	23,376
Advance billings on contracts	772,485	531,548
Accrued salaries, wages and benefits	507,198	389,694
Other accrued liabilities	287,942	308,474

Total current liabilities	2,860,094	2,406,267

LONG-TERM DEBT DUE AFTER ONE YEAR	17,704	17,686
NON-RECOURSE PROJECT FINANCE DEBT	—	169,443
NONCURRENT LIABILITIES	643,922	551,002
CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS' EQUITY
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common — authorized 150,000,000 shares ($0.01 par value); issued and outstanding — 88,682,320 and 88,041,301 shares in 2007 and 2006, respectively	887	880
Additional capital	706,128	654,137
Accumulated other comprehensive income (loss)	(74,172)	(148,332)
Retained earnings	1,641,616	1,223,787

Total shareholders' equity	2,274,459	1,730,472

	$5,796,179	$4,874,870

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$533,319	$263,452	$227,273
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	144,862	124,142	101,998
Amortization of intangibles	1,947	2,016	2,126
Restricted stock and stock option amortization	32,318	34,719	18,493
Minority interest	(6,472)	(14,884)	(14,183)
Adjust deferred compensation trust assets to fair value	(17,352)	(22,939)	(14,742)
Adjust deferred compensation obligation to fair value	29,623	25,224	18,595
Funding of deferred compensation trust	(11,000)	(19,000)	(3,500)
Taxes paid on vested restricted stock	(12,243)	(14,649)	(10,774)
Tax settlement with IRS	(123,144)	—	—
Deferred taxes	(52,215)	987	(55,677)
Stock option tax benefit	(20,257)	(12,639)	16,904
Retirement plan accrual, net of contributions	(26,763)	(5,191)	(56,890)
Decrease (increase) in unbilled fees receivable	118,162	(5,085)	(38,897)
Changes in operating assets and liabilities	311,988	(62,387)	237,666
Gain on sale of real estate	—	—	(14,618)
Equity in earnings of investees	(16,104)	(16,804)	(15,624)
Insurance proceeds	—	9,345	—
Currency translation	13,559	5,295	3,505
Other items	4,814	4,559	7,020

Cash provided by operating activities	905,042	296,161	408,675

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(284,240)	(274,055)	(213,207)
Purchases of marketable securities	(995,002)	—	—
Proceeds from maturities of marketable securities	455,760	—	—
Investments	(9,281)	(371)	(13,215)
Proceeds from sale of real estate and residual property interest	—	—	45,049
Proceeds from disposal of property, plant and equipment	60,396	39,326	24,731
Deconsolidation of variable interest entity	(17,190)	—	—
Other items	(3,875)	(2,717)	(2,490)

Cash utilized by investing activities	(793,432)	(237,817)	(159,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of non-recourse project financing	101,665	127,284	57,558
Repayment of non-recourse project financing	(23,376)	—	—
Repayment of equity bridge loan	(19,126)	—	—
Equity bridge loan	—	—	16,798
Repayment of convertible debt	(22,777)	—	—
Increase (decrease) in short-term borrowings, net	—	—	(129,940)
Capital contribution from joint venture partners	35,143	—	—
Stock options and warrants exercised	12,537	31,770	50,550
Stock option tax benefit	20,257	12,639	—
Net proceeds from issuance of common stock	—	—	41,820
Dividends paid	(70,399)	(52,863)	(68,665)
Other items	(201)	(447)	(219)

Cash provided (utilized) by financing activities	33,723	118,383	(32,098)

Effect of exchange rate changes on cash	53,761	10,307	(32,946)

Increase in cash and cash equivalents	199,094	187,034	184,499
Cash and cash equivalents at beginning of year	976,050	789,016	604,517

Cash and cash equivalents at end of year	$1,175,144	$976,050	$789,016

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands, except per share amounts)	Shares	Amount	Additional Capital	Unamortized Executive Stock Plan Expense	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

BALANCE AT DECEMBER 31, 2004	84,538	$845	$507,133	$(33,757)	$2,970	$858,601	$1,335,792

Comprehensive income
Net earnings	—	—	—	—	—	227,273	227,273
Foreign currency translation adjustment (net of deferred taxes of $9,270)	—	—	—	—	(24,383)	—	(24,383)
Pension plan adjustment (net of deferred taxes of $13,078)	—	—	—	—	30,516	—	30,516

Total other comprehensive income							233,406
Dividends ($0.64 per share)	—	—	—	—	—	(55,414)	(55,414)
Issuance of common stock	758	8	41,812	—	—	—	41,820
Exercise of stock options	1,525	15	50,535	—	—	—	50,550
Stock option tax benefit	—	—	16,904	—	—	—	16,904
Amortization of executive stock plan expense	—	—	—	18,493	—	—	18,493
Restricted stock cancelled for withholding tax	(184)	(2)	(10,772)	—	—	—	(10,774)
Cancellation of restricted stock	(37)	—	(1,406)	1,187	—	—	(219)
Issuance of restricted stock	488	5	25,695	(25,700)	—	—	—

BALANCE AT DECEMBER 31, 2005	87,088	$871	$629,901	$(39,777)	$9,103	$1,030,460	$1,630,558

Comprehensive income
Net earnings	—	—	—	—	—	263,452	263,452
Foreign currency translation adjustment (net of deferred taxes of $13,351)	—	—	—	—	22,725	—	22,725

Total other comprehensive income							286,177
Pension plan adjustment (net of deferred taxes of $108,162)	—	—	—	—	(180,160)	—	(180,160)
Dividends ($0.80 per share)	—	—	—	—	—	(70,125)	(70,125)
Exercise of stock options and warrants	900	8	31,762	—	—	—	31,770
Stock option tax benefit	—	—	12,639	—	—	—	12,639
Reclassification upon adoption of new accounting standard	—	—	(39,777)	39,777	—	—	—
Amortization of executive stock plan expense	—	—	34,719	—	—	—	34,719
Restricted stock cancelled for withholding tax	(169)	(1)	(14,649)	—	—	—	(14,650)
Cancellation of restricted stock	(49)	—	(456)	—	—	—	(456)
Issuance of restricted stock	271	2	(2)	—	—	—	—

BALANCE AT DECEMBER 31, 2006	88,041	$880	$654,137	$—	$(148,332)	$1,223,787	$1,730,472

Comprehensive income
Net earnings	—	—	—	—	—	533,319	533,319
Foreign currency translation adjustment (net of deferred taxes of $33,947)	—	—	—	—	56,600	—	56,600
Pension plan adjustment (net of deferred taxes of $10,535)	—	—	—	—	17,560	—	17,560

Total other comprehensive income							607,479
Dividends ($0.80 per share)	—	—	—	—	—	(70,698)	(70,698)
Exercise of stock options and warrants	333	3	12,534	—	—	—	12,537
Stock option tax benefit	—	—	20,257	—	—	—	20,257
Issuance of common stock upon conversion of debt	252	3	(3)	—	—	—	—
Amortization of executive stock plan expense	—	—	31,713	—	—	—	31,713
Restricted stock cancelled for withholding tax	(132)	(1)	(12,128)	—	—	—	(12,129)
Cancellation of restricted stock	(6)	—	(93)	—	—	—	(93)
Issuance of restricted stock	197	2	(2)	—	—	—	—
Repurchase of common stock	(3)	—	(287)	—	—	—	(287)
Cumulative impact of adopting FIN 48	—	—	—	—	—	(44,792)	(44,792)

BALANCE AT DECEMBER 31, 2007	88,682	$887	$706,128	$—	$(74,172)	$1,641,616	$2,274,459

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Accounting Policies

    Principles of Consolidation

        The financial statements include the accounts of the company and its subsidiaries. The equity method of accounting is used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is generally accounted for on the cost method. Joint ventures and partnerships in which the company has the ability to exert significant influence, but does not control, are accounted for using the equity method of accounting. Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company recognizes its proportionate share of joint venture revenue, cost and operating profit in its Consolidated Statement of Earnings and generally uses the one-line equity method of accounting in the Consolidated Balance Sheet. The company evaluates the applicability of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (Revised) "Consolidation of Variable Interest Entities" ("FIN 46-R") to partnerships and joint ventures at the inception of its participation and at the time of reconsideration events to ensure its accounting is in accordance with the appropriate standards.

        All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2006 and 2005 have been reclassified to conform to the 2007 presentation.

    Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

    Cash and Cash Equivalents

        Cash and cash equivalents include securities with maturities of 90 days or less at the date of purchase. Securities with maturities beyond 90 days, when present, are classified as marketable securities within current assets.

    Marketable Securities

        Marketable securities consist primarily of time deposits placed with investment grade banks with original maturities greater than 90 days, which by their nature are typically held to maturity, and are classified as such because the company has the intent and ability to hold them to maturity. Held-to-maturity securities are carried at amortized cost.

    Engineering and Construction Contracts

        The company recognizes engineering and construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared with total estimated contract cost. Customer-furnished materials, labor and equipment and, in certain cases subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. Revenue recognized in excess of amounts billed is classified as current assets under contract work in progress. Amounts billed to clients in excess of revenue recognized to date are classified as current liabilities under advance billings on contracts. The company anticipates that

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

substantially all incurred cost associated with contract work in progress at December 31, 2007 will be billed and collected in 2008. The company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Unapproved change orders are accounted for in revenue and cost when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of contract price.

    Depreciation and Amortization

        Property, plant and equipment are recorded at cost. Assets are depreciated principally using the straight-line method over the following ranges of estimated useful service lives, in years:

	December 31,		Estimated Useful Service Lives
	2007	2006

(cost in thousands)
Buildings	$298,049	$281,389	20 – 40
Leasehold improvements	54,216	28,632	6 – 10
Machinery and equipment*	844,946	766,916	2 – 10
Furniture and fixtures	126,244	102,604	1 – 10
*
Approximately 50 percent of the machinery and equipment is construction equipment that is depreciated over service lives ranging from 2 to 5 years.

        Leasehold improvements are amortized over the shorter of their economic lives or the lease terms.

        Goodwill is not amortized but is subject to annual impairment tests. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. During 2007, the company completed its annual goodwill impairment tests in the first quarter and has determined that none of the goodwill is impaired.

        Intangibles arising from business acquisitions are amortized over the useful lives of those assets, ranging from one to nine years.

    Income Taxes

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns.

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

        In June 2006, the FASB issued FASB No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement of Financial Accounting Standards ("SFAS"), No. 109 "Accounting for Income Taxes" ("SFAS 109"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods,

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, and the company adopted this interpretation in the first quarter of 2007.

        As a result of the adoption of FIN 48, the company recognized a cumulative-effect adjustment of $45 million, increasing its liability for unrecognized tax benefits, interest and penalties and reducing the January 1, 2007 balance of retained earnings. As of the date of adoption, including the impact of recognizing the increase in liability noted above, the company's unrecognized tax benefits totaled $351 million of which $166 million, if recognized, would affect the company's effective tax rate.

        The company recognizes potential interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. As of December 31, 2007, the accrual totaled $26 million for the potential payment of interest and penalties.

    Earnings Per Share

        Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities, using the treasury stock method. Potentially dilutive securities include employee stock options and restricted stock, a warrant for the purchase of 460,000 shares prior to its exercise in September 2006 and the 1.5 percent Convertible Senior Notes (see Financing Arrangements below for information about the Convertible Senior Notes.) Dilutive securities included in the determination of shares used to compute diluted EPS are as follows:

	Year Ended December 31,
	2007	2006	2005

(shares in thousands)
Employee stock options and restricted stock	776	701	1,007
Conversion equivalent of dilutive convertible debt	3,061	1,966	643
Warrant	—	192	186

Total	3,837	2,859	1,836

    Derivatives and Hedging

        The company uses currency options and forward exchange contracts to hedge certain foreign currency transactions entered into in the ordinary course of business. At December 31, 2007, the company had approximately $65 million of forward exchange contracts outstanding relating to engineering and construction contract obligations. The company does not engage in currency speculation. The forward exchange contracts generally require the company to exchange various foreign currencies at maturity, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, the company could be at risk for any currency related fluctuations. The contracts are of varying duration, none of which extend beyond July 2008. The company formally documents its hedge relationships at the inception of the agreements, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. All existing fair value hedges are determined to be highly effective. As a result, the impact to earnings due to hedge ineffectiveness is immaterial for 2007, 2006 and 2005.

        The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

corresponding to the currency in which cost is incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. Under certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). As of December 31, 2007 and 2006, the company had no significant embedded derivatives in any of its contracts.

    Concentrations of Credit Risk

        The majority of accounts receivable and all contract work in progress are from clients in various industries and locations throughout the world. Most contracts require payments as the projects progress or in certain cases advance payments. The company generally does not require collateral, but in most cases can place liens against the property, plant or equipment constructed or terminate the contract if a material default occurs. The company maintains adequate reserves for potential credit losses and such losses have been minimal and within management's estimates.

        Cash and marketable securities are deposited with major banks throughout the world. Such deposits are limited to high quality institutions and limited amounts are invested in any single institution to minimize concentration of counterparty credit risk. The company has not incurred any credit risk losses related to these deposits.

    Stock Plans

        The company applies the provisions of SFAS No. 123 (Revised 2004) "Accounting for Share-Based Payment" ("SFAS 123-R") in its accounting and reporting for stock-based compensation. SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Recorded compensation cost for new stock option grants is measured using the requirements of SFAS 123-R for 2007 and 2006. For preceding years, recorded expense was measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations ("APB 25"), that is, the excess, if any, of the quoted market price of the company's stock at the date of the grant over the amount an employee must pay to acquire the stock. All unvested options outstanding under the company's option plans have grant prices equal to the market price of the company's stock on the dates of grant. Compensation cost for restricted stock is determined based on the fair value of the stock at the date of grant. Compensation cost for stock appreciation rights and performance equity units is determined based on the change in the fair market value of the company's stock during the period.

        Upon adoption of SFAS 123-R in 2006, the company elected the modified prospective method of application and, accordingly, did not restate the previously reported financial condition, operating results or the presentation of cash flows. In addition, the elimination of additional capital associated with unvested restricted shares resulted in an offsetting reversal of unamortized executive stock plan expense. The presentation of cash flows for 2007 and 2006 have been modified to reflect the benefits of tax deductions for stock compensation in excess of recognized compensation cost as financing cash flows, with an offsetting amount in operating cash flows, as now required.

        Previously, under APB 25, no compensation cost was recognized for unvested stock options where the grant price was equal to the market price on the date of grant and the vesting provisions were based only on the passage of time. Had the company recorded compensation expense using the accounting method

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recommended by SFAS 123-R, net earnings and earnings per share would have been reduced to the pro forma amounts as follows:

Year Ended December 31,
2005

(in thousands)
Net earnings
As reported	$227,273
Stock-based employee compensation expense, net of tax	(1,914)

Pro forma	$225,359

Basic net earnings per share
As reported	$2.68

Pro forma	$2.66

Diluted net earnings per share
As reported	$2.62

Pro forma	$2.60

        Upon adoption of SFAS 123-R in 2006, stock-based compensation for new awards granted to retirement eligible employees is recognized over the period from the grant date to the date eligibility for vesting upon retirement is achieved. As part of the adoption of SFAS 123-R in 2006, the impact of the accelerated expense recognition for retirement eligible participants for those share-based awards granted during the year ended December 31, 2006 resulted in recognition of approximately $2.9 million and $8.5 million for stock options and restricted stock awards, respectively, in additional compensation expense for an aggregate after-tax impact of $0.08 per diluted share. Compensation expense associated with awards granted prior to 2006 continue to be recognized using historical straight-line amortization practices based on award specific vesting periods.

    Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The company reports the cumulative foreign currency translation adjustments, adjustments related to recognition of minimum pension liabilities and, starting in 2006, unrecognized net actuarial losses on such

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pension plans, as components of accumulated other comprehensive income (loss). The after-tax components of Accumulated Other Comprehensive Income (Loss), net are as follows:

	Foreign Currency Translation	Pension and Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net

(in thousands)
Balance at December 31, 2004	$33,486	$(30,516)	$2,970
Current period change	(24,383)	30,516	6,133

Balance at December 31, 2005	9,103	—	9,103
Current period change	22,725	(180,160)	(157,435)

Balance at December 31, 2006	31,828	(180,160)	(148,332)
Current period change	56,600	17,560	74,160

Balance at December 31, 2007	$88,428	$(162,600)	$(74,172)

        During 2007 and 2006, exchange rates for functional currencies for most of the company's international operations strengthened against the U.S. dollar resulting in unrealized translation gains that are reflected in the foreign currency translation component of other comprehensive income. During 2005 the exchange rates for these currencies weakened against the U.S dollar and unrealized translation losses occurred. Most of these unrealized gains or losses relate to cash balances held in currencies other than the U.S. dollar.

    Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about such fair value measurements. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. SFAS 157 and SFAS 159 are both effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 157 or SFAS 159 to have a material impact on the company's financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard is effective for fiscal years beginning after December 15, 2008.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard is effective for fiscal years beginning after December 15, 2008.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Statement of Cash Flows

        The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows comprise:

	Year Ended December 31,
	2007	2006	2005

(in thousands)
(Increase) decrease in:
Accounts and notes receivable	$(77,510)	$(68,058)	$(103,603)
Contract work in progress	(56,883)	189,588	(33,963)
Other current assets	(49,258)	(65,385)	(2,591)
Long-term receivables	(69,716)	(139,262)	(29,225)
Increase (decrease) in:
Accounts payable	181,197	(199,836)	280,976
Advance billings on contracts	250,681	56,050	85,603
Accrued liabilities	133,477	164,516	40,469

(Increase) decrease in operating assets and liabilities	$311,988	$(62,387)	$237,666

Cash paid during the year for:
Interest	$33,504	$13,915	$14,307
Income taxes	216,630	127,055	114,804

Income Taxes

        The income tax expense (benefit) included in the Consolidated Statement of Earnings is as follows:

	Year Ended December 31,
	2007	2006	2005

(in thousands)
Current:
Federal	$55,193	$3,836	$39,028
Foreign	115,251	98,117	81,343
State and local	20,431	13,551	3,334

Total current	190,875	115,504	123,705

Deferred:
Federal	(54,807)	(20,081)	(31,543)
Foreign	(17,357)	12,682	(13,572)
State and local	(2,937)	10,433	(6,281)

Total deferred	(75,101)	3,034	(51,396)

Total income tax expense	$115,774	$118,538	$72,309

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of U.S. statutory federal income tax expense to income tax expense is as follows:

	Year Ended December 31,
	2007	2006	2005

(in thousands)
U.S. statutory federal tax expense	$227,183	$133,697	$104,854
Increase (decrease) in taxes resulting from:
State and local income taxes	15,060	4,768	3,476
Other permanent items, net	2,217	4,805	5,575
Rate change-state deferreds	—	10,822	—
Valuation allowance / (reversal), net	12,943	(15,769)	(20,405)
IRS settlement 1996-2000	(123,144)	—	—
Other tax return adjustments and settlements	(9,382)	(12,258)	(15,682)
Extraterritorial income exclusion/Foreign Sales Corporation tax benefit	(828)	(6,788)	(7,163)
Other, net	(8,275)	(739)	1,654

Total income tax expense	$115,774	$118,538	$72,309

        Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006

(in thousands)
Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$182,454	$185,900
Employee time-off accrual	56,066	32,487
Project and non-project reserves	136,047	124,425
Workers' compensation insurance accruals	12,226	12,989
Tax basis of investments in excess of book basis	47,620	55,044
Net operating loss carryforwards	28,295	30,134
Capital loss carryforwards	5,678	7,223
Lease related expenditures	1,306	7,781
Unrealized currency loss	6,737	4,050
Residual U.S. tax on unremitted non-U.S. earnings	9,847	—
Foreign tax credit carryforwards	74,769	—
Other	27,634	9,833

Total deferred tax assets	588,679	469,866
Valuation allowance for deferred tax assets	(59,057)	(46,114)

Deferred tax assets, net	$529,622	$423,752

Deferred tax liabilities:
Residual U.S. tax on unremitted non-U.S. earnings	$—	$(66,247)
Translation adjustments	(53,449)	(19,420)
Book basis of property, equipment and other capital costs in excess of tax basis	(10,933)	(5,485)
Other	(5,071)	(6,806)

Total deferred tax liabilities	(69,453)	(97,958)

Net deferred tax assets	$460,169	$325,794

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The company has non-U.S. net operating loss carryforwards, related to various jurisdictions, of approximately $58 million at December 31, 2007. Of the total losses, $45 million can be carried forward indefinitely and $13 million will begin to expire in various jurisdictions starting in 2009.

        The company has non-U.S. capital loss carryforwards of approximately $11 million, and U.S capital loss carryforwards of $5 million at December 31, 2007. The U.S. capital loss carryfoward begins to expire in 2011; whereas, the non-U.S. capital losses may be carried forward indefinitely.

        The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for certain net operating and capital loss carryforwards for U.S. and non-U.S. subsidiaries, certain reserves on investments, and certain foreign tax credit carryforwards. The net increase in the valuation allowance during 2007 was primarily due to increased U.S. and non-U.S. capital loss carryforwards, utilization of net operating loss carryforwards, and changes in judgment regarding the realizability of U.S. foreign tax credit carryforwards.

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

        The company conducts business globally and, as a result, the company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the United Kingdom and the United States. Although the company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and unfavorably. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2001.

        In connection with the U.S. Internal Revenue Service ("IRS") examination of the company's income tax returns for the tax years beginning November 1, 1995 through December 31, 2000, the IRS proposed numerous adjustments that, if sustained, would have resulted in significant additional taxes and penalties. The company filed protests with IRS Appeals contesting many of the proposed adjustments and reached an agreement with IRS Appeals, which was reviewed and approved by the Congressional Joint Committee on Taxation, that was finalized in December 2007. As a result of the IRS Appeals settlement, the company recognized a $123 million reduction to tax expense in 2007.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of January 1, 2007	$351,024
Change in tax positions of prior years	10,844
Change in tax positions of current year	22,861
Reduction in tax positions for statute expirations	(7,450)
Reduction in tax positions for audit settlements	(123,144)

Balance at December 31, 2007	$254,135

        The company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months. Approximately $72.8 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The company has $25.6 million and $66.8 million in interest and penalties accrued at December 31, 2007 and 2006, respectively.

        United States and foreign earnings before taxes are as follows:

	Year Ended December 31,
	2007	2006	2005

(in thousands)
United States	$248,718	$158,106	$28,176
Foreign	400,375	223,884	271,406

Total	$649,093	$381,990	$299,582

        Operating profit in the U.S. in 2007 increased significantly primarily due to operations in the Oil & Gas segment. During 2006, U.S. operating profit increased significantly compared with 2005 primary due to the level of work performed by the Government segment for the Federal Emergency Management Agency ("FEMA") for hurricane relief efforts while losses on certain international embassy projects contributed to the reduced foreign operating profit.

Retirement Benefits

        The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees. The defined benefit pension plans are primarily related to domestic and international engineering and construction salaried employees and U.S. craft employees. Contributions to defined contribution retirement plans are based on a percentage of the employee's compensation. Expense recognized for these plans of approximately $74 million, $59 million and $51 million in the years ended December 31, 2007, 2006 and 2005, respectively, is primarily related to domestic engineering and construction operations. Contributions to defined benefit pension plans are at least the minimum annual amount required by applicable regulations. During 2007, the company contributed $40 million to the domestic defined benefit cash balance plan and an aggregate $22 million to non-U.S. pension plans. Payments to retired employees under these plans are generally based upon length of service, age and/or a percentage of qualifying compensation.

        During the third quarter of 2005, the company implemented a plan design change to a non-U.S. defined benefit plan, retroactive to January 1, 2005 and revised certain assumptions for the plan. The impact of these changes was a reduction of $7.7 million to net periodic pension expense for that year.

        Net periodic pension expense for defined benefit pension plans includes the following components:

	Year Ended December 31,
	2007	2006	2005

(in thousands)
Service cost	$39,032	$34,753	$31,423
Interest cost	53,068	43,637	41,533
Expected return on assets	(70,085)	(60,650)	(52,580)
Amortization of transition asset	—	9	12
Amortization of prior service cost	(96)	(107)	(109)
Recognized net actuarial loss	16,870	18,274	15,631

Net periodic pension expense	$38,789	$35,916	$35,910

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The ranges of assumptions indicated below cover defined benefit pension plans in Australia, Germany, the United Kingdom, the Netherlands and the United States. These assumptions are based on the then current economic environment in each host country at the end of each respective annual reporting period.

December 31,
	2007	2006	2005

For determining benefit obligations at year-end:
Discount rates	5.50-6.50%	4.50-6.00%	4.00-5.50%
Rates of increase in compensation levels	3.00-4.00%	3.00-4.00%	3.00-4.00%
For determining net periodic cost for the year:
Discount rates	4.50-6.00%	4.00-5.50%	5.00-5.75%
Rates of increase in compensation levels	3.00-4.00%	3.00-4.00%	3.00-4.00%
Expected long-term rates of return on assets	5.00-8.00%	5.00-8.00%	5.00-8.00%

        The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, the company expects to fund approximately $50 million to $75 million for the calendar year 2008, which is expected to be in excess of the minimum funding required. If the discount rate were reduced by 25 basis points, plan liabilities would increase by approximately $32 million. Determination of the discount rate includes consideration of yield curves on non-callable high quality bonds having maturities that are consistent with the expected timing of future payments to plan participants.

        The following table sets forth the weighted average target and actual allocations of plan assets:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans
		Plan Assets December 31,			Plan Assets December 31,
	Target Allocation			Target Allocation
		2007	2006		2007	2006

Asset category:
Equity securities	44%	42%	57%	45%	41%	42%
Debt securities	40%	42%	40%	50%	48%	44%
Real estate	0%	0%	1%	2%	2%	3%
Other	16%	16%	2%	3%	9%	11%

Total	100%	100%	100%	100%	100%	100%

        The investment of assets in defined benefit plans is based on the expected long-term capital market outlook. Asset return assumptions utilizing historical returns, correlations and investment manager forecasts are established for each major asset category including public U.S. and international equities, private equities and fixed income securities. Investment allocations are determined by each Plan's Investment Committee and/or Trustees. Long-term allocation guidelines are set and expressed in terms of a target and target range allocation for each asset class to provide portfolio management flexibility. The asset allocation is diversified to maintain risk at a reasonable level without sacrificing return. Factors including the future growth in the number of plan participants and forecasted benefit obligations, inflation

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the rate of salary increases are also considered in developing asset allocations and target return assumptions. In the case of certain foreign plans, asset allocations may be governed by local requirements. While most of the company's plans are not prohibited from investing in the company's capital stock or debt securities, there are no such direct investments at the present time.

        The following benefit payments for defined benefit pension plans, which reflect expected future service, as appropriate, are expected to be paid:

Year Ended December 31,

(in thousands)
2008	$49,244
2009	53,805
2010	55,899
2011	60,318
2012	63,768
2013 — 2017	362,366

        Measurement dates for all of the company's defined benefit pension plans are December 31. The following table sets forth the change in benefit obligation, plan assets and funded status of all of the plans:

	December 31,
	2007	2006

(in thousands)
Change in pension benefit obligation
Benefit obligation at beginning of year	$1,005,962	$884,418
Service cost	39,032	34,753
Interest cost	53,068	43,637
Employee contributions	7,389	5,873
Currency translation	34,206	55,653
Actuarial (gain) loss	(24,202)	18,898
Benefits paid	(38,560)	(37,270)

Benefit obligation at end of year	1,076,895	1,005,962

Change in plan assets
Fair value at beginning of year	986,496	838,533
Actual return on plan assets	65,762	85,031
Company contributions	62,236	41,426
Employee contributions	7,390	5,873
Currency translation	34,895	52,903
Benefits paid	(38,560)	(37,270)

Fair value at end of year	1,118,219	986,496

Funded status	$41,324	$(19,466)

        The total accumulated benefit obligation for all of the plans as of December 31, 2007 and 2006 is $970.1 million and $924.8 million, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Defined benefit pension plan amounts recognized in the Consolidated Balance Sheet as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

(in thousands)
Pension assets	$41,324	$—
Accrued benefit cost included in noncurrent liabilities	—	(19,466)
Other comprehensive loss	253,804	279,928

        Upon the adoption of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" ("SFAS 158"), in 2006, the unrecognized net actuarial loss and an immaterial amount of unrecognized prior service cost were charged to accumulated other comprehensive loss. During 2008, approximately $12.8 million of the amount of accumulated other comprehensive loss shown above is expected to be recognized as components of net periodic pension expense.

        As of December 31, 2006, aggregate projected benefit obligations of $997 million were in excess of plan assets of $972 million for selected defined benefit pension plans.

        In addition to the company's defined benefit pension plans, the company and certain of its subsidiaries provide health care and life insurance benefits for certain retired employees. The health care and life insurance plans are generally contributory, with retiree contributions adjusted annually. The accumulated postretirement benefit obligation at December 31, 2007, 2006 and 2005 was determined in accordance with the current terms of the company's health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 9 percent in 2008 down to 5 percent in 2011 and beyond. The effect of a 1 percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation and interest cost by approximately $0.9 million and $0.1 million, respectively. The effect of a 1 percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and interest cost by approximately $0.9 million and $0.1 million, respectively.

        Net periodic postretirement benefit cost includes the following components:

	Year Ended December 31,
	2007	2006	2005

(in thousands)
Service cost	$—	$—	$—
Interest cost	1,406	1,541	1,712
Expected return on assets	—	—	—
Amortization of prior service cost	—	—	—
Actuarial adjustment	—	—	—
Recognized net actuarial loss	902	1,120	1,032

Net periodic postretirement benefit cost	$2,308	$2,661	$2,744

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table sets forth the change in benefit obligation of the company's postretirement benefit plans:

	Year Ended December 31,
	2007	2006

(in thousands)
Change in postretirement benefit obligation
Benefit obligation at beginning of year	$25,321	$30,094
Service cost	—	—
Interest cost	1,407	1,541
Employee contributions	4,959	5,477
Actuarial (gain) loss	3,879	(1,415)
Benefits paid	(11,233)	(10,376)

Benefit obligation at end of year	$24,333	$25,321

Funded status	$(24,333)	$(25,321)

        Unrecognized net actuarial losses totaling $11.4 million and $8.4 million at December 31, 2007 and 2006, respectively, are classified in accumulated other comprehensive loss. At December 31, 2007 and 2006, $4 million of the accrued postretirement benefit obligation is classified in current liabilities and the balance is classified in noncurrent liabilities.

        The discount rate used in determining the postretirement benefit obligation was 6.25 percent at December 31, 2007 and 6 percent at December 31, 2006. The discount rate used for postretirement obligations is determined based on the same considerations discussed above that impact defined benefit plans in the United States. Benefit payments, as offset by employee contributions, are not expected to change significantly in the future.

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

        The estimated fair values of the company's financial instruments are as follows:

	December 31, 2007		December 31, 2006

	Carrying Value	Fair Value	Carrying Value	Fair Value

(in thousands)
Assets:
Cash and cash equivalents	$1,175,144	$1,175,144	$976,050	$976,050
Marketable securities	539,242	539,242	—	—
Notes receivable, including noncurrent portion	17,782	17,782	26,716	26,716
Liabilities:
1.5% Convertible Senior Notes	307,222	785,106	329,999	504,075
Non-recourse project finance debt	—	—	192,819	192,819
Other debt obligations	17,704	18,355	36,812	37,556
Other financial instruments:
Foreign currency contracts	1,555	1,555	12,336	12,336

        Fair values were determined as follows:

  •
  The carrying amounts of cash and cash equivalents, marketable securities, short-term notes receivable, commercial paper, loan notes and notes payable approximate fair value because of the short-term maturity of these instruments.

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

Financing Arrangements

        During the third quarter of 2006 the company amended and restated its Senior Credit Facility, increasing the size from $800 million to $1.5 billion and extending the maturity to 2011, which provides for revolving loans and letters of credit. Borrowings on committed lines bear interest at rates based on the London Interbank Offered Rate ("LIBOR") plus an applicable borrowing margin. At December 31, 2007, no amounts were outstanding for commercial paper or funded loans. The company has $2.2 billion in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. At December 31, 2007, the company had utilized $994 million of its credit capacity. In addition, the company has $113 million in credit lines for general purposes in addition to the amount above. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Consolidated debt consists of the following:

	December 31,

	2007	2006

(in thousands)
Current:
1.5% Convertible Senior Notes	$307,222	$329,999
Equity bridge loan	—	19,126
Non-recourse project finance debt	—	23,376
Long-Term:
5.625% Municipal bonds	17,704	17,686
Non-recourse project finance debt	—	169,443

        In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the "Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Interest on the Notes is payable semi-annually on February 15 and August 15 of each year. The Notes are convertible into shares of the company's common stock par value $0.01 per share, at a conversion rate of 17.875 shares per each $1,000 principal amount of notes, subject to adjustment as described in the prospectus supplement. Notes may be converted at the option of the holder if the closing price of the company's common stock exceeds a specified trigger price for a specified period of time or upon the occurrence of specified corporate transactions. Conversion of the Notes may occur only during the fiscal quarter immediately following the quarter in which the trigger price is achieved. During the fourth quarter of 2005 and each subsequent quarter of 2006 and 2007, the trigger price was achieved for the specified number of days and the Notes have therefore been classified as short-term debt as of December 31, 2007 and 2006.

        Additionally, holders of Notes may require the company to purchase all or a portion of their Notes on February 15, 2009, February 15, 2014 and February 15, 2019 at 100 percent of the principal amount plus accrued and unpaid interest. After February 16, 2009, the Notes are redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. In the event of a change of control of Fluor, each holder may require the company to repurchase the Notes for cash, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest.

        Pursuant to the requirements of Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("Issue 04-8"), the company includes in the diluted EPS computations shares that may be issuable upon conversion of the Notes. On December 30, 2004, the company irrevocably elected to pay the principal amount of the Notes in cash and therefore, there is no dilutive impact on EPS unless the average stock price exceeds the conversion price of $55.94. Throughout 2007 and 2006, and during the second, third and fourth quarters of 2005, the conversion price was exceeded. Accordingly, the treasury stock method of accounting has been used at the end of each of those reporting periods in calculating diluted EPS. Upon conversion, any stock appreciation amount above the conversion price of $55.94 will be satisfied by the company through the issuance of common stock which thereafter will be included in calculating both basic and diluted EPS. During 2007, holders converted $22.8 million of the Notes in exchange for the principal balance owed in cash plus 251,731 shares of the company's common stock.

        The Municipal bonds are due June 1, 2019 with interest payable semiannually on June 1 and December 1 of each year, commencing December 1, 1999. The bonds are redeemable, in whole or in part, at the option of the company at a redemption price ranging from 100 percent to 102 percent of the principal amount of the bonds on or after June 1, 2009. In addition, the bonds are subject to other

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

redemption clauses, at the option of the holder, should certain events occur, as defined in the offering prospectus.

        During 2006, the company issued commercial paper at a discount with a weighted average effective interest rate of 5.09 percent. During 2007, there was no commercial paper issued.

        In December 2004, the company filed a "shelf" registration statement for the issuance of up to $500 million of any combination of debt securities or common stock, the proceeds from which could be used for debt retirement, the funding of working capital requirements or other corporate purposes. Pursuant to the shelf registration statement, the company subsequently entered into a distribution agreement for up to 2,000,000 shares of common stock. During 2005, the company sold 758,367 shares under this distribution agreement, realizing net proceeds of $41.8 million. No shares were issued in 2007 or 2006 under this distribution agreement.

        See Variable Interest Entities below for discussion of Equity Bridge Loan and Non-recourse Project Finance Debt.

Other Noncurrent Liabilities

        The company maintains appropriate levels of insurance for business risks. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities include $29 million and $15 million at December 31, 2007 and 2006, respectively, relating to these liabilities. For certain professional liability risks the company's retention amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported because there is insufficient claims history or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.

        The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The deferrals can earn either market-based fixed or variable rates of return, at the option of the participants. At December 31, 2007 and 2006, $348 million and $309 million, respectively, of obligations related to these plans are included in noncurrent liabilities. To fund these obligations, the company has established non-qualified trusts, which are classified as noncurrent assets. These trusts held primarily marketable equity securities valued at $275 million and $247 million at December 31, 2007 and 2006, respectively. Periodic changes in fair value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate participants' investment results, which are also reflected in earnings.

Stock Plans

        The company's executive stock plans provide for grants of nonqualified or incentive stock options, restricted stock awards, stock units and stock appreciation rights ("SARS"). All executive stock plans are administered by the Organization and Compensation Committee of the Board of Directors ("Committee") comprised of outside directors, none of whom are eligible to participate in the plans. Option grant prices are determined by the Committee and are established at the fair value of the company's common stock at the date of grant. Options and SARS normally extend for 10 years and become exercisable over a vesting period determined by the Committee, which can include accelerated vesting for achievement of performance or stock price objectives. Recorded compensation cost for share-based payment arrangements for both years ended December 31, 2007 and 2006 totaled $21.5 million, net of recognized tax benefits of $12.9 million. Recorded compensation cost for share-based payment arrangements for the year ended December 31, 2005, totaled $12.7 million, net of recognized tax benefits of $7.7 million.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes restricted stock and stock option activity:

	Restricted Stock		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2004	1,583,629	$32	2,401,954	$33

Granted	487,905	53	—	—
Expired or canceled	(36,921)	40	(1,620)	30
Vested/exercised	(536,684)	29	(1,524,730)	33

Outstanding at December 31, 2005	1,497,929	$39	875,604	$33

Granted	270,552	84	259,845	84
Expired or canceled	(49,260)	46	(4,610)	74
Vested/exercised	(492,137)	37	(440,382)	34

Outstanding at December 31, 2006	1,227,084	$50	690,457	$51

Granted	196,831	90	421,820	89
Expired or canceled	(5,873)	86	(7,384)	73
Vested/exercised	(429,455)	46	(332,860)	38

Outstanding at December 31, 2007	988,587	$60	772,033	$77

Options outstanding and expected to vest			597,724	88

Exercisable at:
December 31, 2007	—	—	155,823	$37
December 31, 2006	—	—	436,122	31
December 31, 2005	—	—	729,394	34

        At December 31, 2007, there were a maximum of 2,200,920 shares available for future grant. Shares available for future grant include shares which may be granted by the Committee under the company's various stock plans, as either stock options, on a share-for-share basis, or restricted stock, on the basis of one share for each 1.75 available shares.

        Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed and any performance objectives have been attained as established by the Committee. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the company. For the years 2007, 2006 and 2005, recognized compensation expense of $23.7 million, $28.1 million and $18.5 million, respectively, is included in corporate administrative and general expense related to restricted stock. The fair value of restricted stock that vested during 2007, 2006 and 2005 was $39.6 million, $43.2 million and $31.8 million, respectively. The balance of unamortized restricted stock expense at December 31, 2007 was $24.1 million, which is expected to be recognized over a weighted-average period of 4.7 years.

        The company issued 421,820 and 259,845 non-qualified stock options during 2007 and 2006, respectively. There were no non-qualified stock options granted during 2005. The company issued 16,300 SARS with annual vesting of 20 percent during 2006. No SARS were issued in 2007 or 2005 as part of the company's executive incentive program. SARS paid upon exercise by the holders during 2007, 2006 and 2005 totaled $1.8 million, $1.9 million and $2.1 million, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The total intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during 2007, 2006 and 2005 was $36.0 million, $22.3 million and $42.6 million, respectively. The balance of unamortized stock option expense at December 31, 2007 was $5.7 million, which is expected to be recognized over a weighted-average period of 3.8 years. Expense associated with stock options for the years ended December 31, 2007 and 2006, which is included in corporate administrative and general expense in the accompanying Consolidated Statement of Earnings, totaled $7.7 million and $4.6 million, respectively.

        The $27 and $26 per share weighted-average fair value of 2007 and 2006 option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	December 31,
	2007	2006

(in thousands)
Expected life of options (in years)	4.8	4.7
Risk-free interest rate	4.4%	4.6%
Expected dividend yield	1.0%	1.0%
Expected volatility	27.0%	30.0%

        The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility.

Information related to options outstanding at December 31, 2007 is summarized below:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Excercisable	Weighted Average Exercise Price Per Share

$24.67 - $45.28	133,478	2.7	$28.76	133,478	$28.76
$84.21 - $94.48	638,555	8.8	$87.62	22,345	$84.27

	772,033	7.8	$77.45	155,823	$36.72

        At December 31, 2007, options outstanding and options exercisable have an aggregate intrinsic value of $52.7 million and $17.0 million, respectively.

Lease Obligations

        Net rental expense amounted to approximately $169 million, $162 million and $113 million in the years ended December 31, 2007, 2006 and 2005, respectively. The company's lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The company's obligations for minimum rentals under non-cancelable operating leases are as follows:

Year Ended December 31,

(in thousands)
2008	$48,200
2009	54,800
2010	41,800
2011	31,400
2012	22,200
Thereafter	107,700

Contingencies and Commitments

        The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. Clients have made claims arising from engineering and construction contracts against the company, and the company has made claims against clients for cost incurred in excess of the current contract provisions. Recognized claims against clients amounted to $246 million and $200 million at December 31, 2007 and 2006, respectively, and are included in contract work in progress in the accompanying Consolidated Balance Sheet. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

        As of December 31, 2007, several matters are in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

    Infrastructure Joint Venture Project

        The company participates in a 50/50 joint venture that is executing a fixed-price transportation infrastructure project in California. The project continues to be subject to circumstances including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays, resulting in additional cost. During 2007, 2006 and 2005, provisions of $25 million, $30 million and $24 million, respectively, were recognized due to increasing estimated cost. The company continues to evaluate the impact of these circumstances on estimated total project cost, as well as claims for recoveries and other contingencies on the project. To date, the joint venture has submitted claims totaling approximately $155 million to the client. Cost of $101 million has been incurred by the joint venture relating to these claims as of December 31, 2007 and the company has recognized its $51 million proportionate share of this cost in revenue including $22 million in 2007. The project opened to traffic in November 2007 and is expected to be completed in mid-2008.

        During 2007, the customer withheld liquidated damages totaling $49 million from amounts otherwise due the joint venture. The company believes that amounts withheld will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue because of the withholdings.

    London Connect Project

        The company is involved in arbitration proceedings in connection with its London Connect Project, a $500 million lump-sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system. In February 2005, the company sought relief through arbitration proceedings for two issues. First, the company is seeking relief for the overall delay and disruption to the project. The arbitration hearings on the claim that relates to the contract time period of 2001 through 2003 has been held and an interim decision from the arbitrator was received in

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 2006. The parties have each filed appeals relating to certain aspects of the decision, which have been denied by the Court. Reflecting the interim outcome for 2001 through 2003, the company has recognized $42 million in 2007 and an aggregate of $116 million in claims revenue relating to incurred costs attributed to delay and disruption claims that are the subject of the arbitration proceedings. In addition, the company was assessed and has paid $54 million representing its share of liquidated damages. This payment has not been recognized as a reduction in project revenue because it is expected that amounts assessed will be substantially recovered upon resolution of the company's claims. Arbitration hearings are underway for delay and disruption for the 2004 through 2005 time period.

        The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment. The hearings on this issue have concluded and resulted in sustaining the company's position that it did not have any responsibility for cost associated with this portion of the work under the contract.

    Embassy Projects

        The company has been performing work on 11 embassy projects over the last four years for the United States Department of State under fixed-price contracts. These projects have been adversely impacted by higher cost due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased cost to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of December 31, 2007, all embassy projects were complete with the exception of the project in Haiti where periods of civil unrest have resulted in significant unanticipated schedule delays and cost increases. In addition, at the site in Haiti, increased cost has resulted from collapsible soil conditions, additional client imposed requirements and subsequent increases in material quantities and the availability and productivity of construction labor. As of December 31, 2007, the physical completion of the Haiti embassy has progressed to approximately 95 percent and is estimated to be completed in early 2008.

        During 2007, claims for recovery of cost associated with requirements for additional security-cleared labor on three of the embassies were settled. Claims for equitable adjustment submitted or identified to date on three of the projects remain open and total approximately $59 million. As the first formal step in dispute resolution, the majority of these claims have now been certified in accordance with federal contracting requirements. As of December 31, 2007, aggregate cost totaling $47 million relating to these claims have been incurred and recognized in revenue. Additional claims continue to be evaluated. The company recognized provisions for estimated cost overruns on certain of the embassy projects totaling $154 million and $56 million, respectively, in 2006 and 2005.

    Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

        In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded. In January 2005 the arbitration panel indicated that it would be rendering its decision in two phases; the first to be a decision on entitlement and second, a decision on damages. On May 4, 2005 the arbitration panel issued a partial award on entitlement issues which confirmed Fluor's entitlement to recovery of certain of its claims for cost incurred in construction of the plant. On April 10, 2007, the arbitration panel issued a partial final award stipulating the amount of entitlement to recovery of certain claims and awarding interest on the net amounts due Fluor. An award on the amount of interest due to Fluor is expected in 2008. The company

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

does not expect that the final resolution of the arbitration will have a material effect on its consolidated financial position or results of operations.

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

Conex International v. Fluor Enterprises, Inc.

        In November 2006, a Jefferson County, Texas, jury reached an unexpected verdict in the case of Conex International ("Conex") v. Fluor Enterprises Inc. ("FEI"), ruling in favor of Conex and awarded $98.8 million in damages related to a 2001 construction project.

        In 2001, Atofina (now part of Total Petrochemicals Inc.) hired Conex International to be the mechanical contractor on a project at Atofina's refinery in Port Arthur, Texas. FEI was also hired to provide certain engineering advice to Atofina on the project. There was no contract between Conex and FEI. Later in 2001 after the project was complete, Conex and Atofina negotiated a final settlement for extra work on the project. Conex sued FEI in September 2003 alleging damages for interference and misrepresentation and demanding that FEI should pay Conex the balance of the extra work charges that Atofina did not pay in the settlement. Conex also asserted that FEI interfered with Conex's contract and business relationship with Atofina. The jury verdict awarded damages for the extra work and the alleged interference.

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

Guarantees

        In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. The amount of guarantees outstanding measured on this basis totals $3.2 billion as of December 31, 2007. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The carrying value of the liability for guarantees was not material as of December 31, 2007 or 2006.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. There are no material guarantees outstanding as of December 31, 2007.

Other Matters

        A warrant held by a former partner in the company's e-commerce procurement venture for the purchase of 460,000 shares at $36.06 per share was exercised in 2006, resulting in proceeds of $16.6 million.

        The company's operations are subject to and affected by federal, state and local laws and regulations regarding the protection of the environment. The company maintains reserves for potential future environmental cost where such obligations are either known or considered probable, and can be reasonably estimated.

        The company believes, based upon present information available to it, that its reserves with respect to future environmental cost is adequate and such future cost will not have a material effect on the company's consolidated financial position, results of operations or liquidity. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup cost or the allocation of such cost among potentially responsible parties, or a determination that the company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional expenditures, or the provision of additional reserves in expectation of such expenditures.

Variable Interest Entities

    National Roads Telecommunications Services ("NRTS") Project

        In 2005, the company's Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited ("GeneSYS"), in which the company owns a 45 percent interest and HSBC Infrastructure Fund Management Limited owns a 55 percent interest. The project was entered into with the United Kingdom Secretary of State for Transport (the "Highways Agency") to design, build, maintain and finance a significant upgrade to the integrated transmission network throughout England's motorways. GeneSYS financed the engineering and construction ("E&C") of the upgraded telecommunications infrastructure with approximately $279 million of non-recourse debt (the "term loan facility") from a consortium of lenders (the "Banks") along with joint venture member equity contributions and subordinated debt which were financed during the construction period utilizing equity bridge loans from outside lenders. During September 2007, the joint venture members paid their required permanent financing commitment in the amount of $44 million and were issued Subordinated Notes by GeneSYS. These funds were used by GeneSYS to repay the temporary construction term financing including the company's equity bridge loan. In early October 2007, the newly constructed network achieved operational status and was fully accepted by the Highways Agency on December 20, 2007, thereby concluding the E&C phase and entering the operations and maintenance phase of the project.

        Based on a qualitative analysis of the variable interests of all parties involved at the formation of GeneSYS, under the provisions of FIN 46-R, the company was initially determined to be the primary beneficiary of the joint venture. The company's consolidated financial statements have included the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks from the inception of the venture. Effective October 1, 2007, the company no longer consolidates the accounts of GeneSYS because it is no longer the primary beneficiary of the joint venture.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        FIN 46-R requires that the initial determination of whether an entity is a variable interest entity ("VIE") shall be reconsidered under certain conditions. One of those conditions is when the entity's governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the entity's equity investment at risk. Such an event occurred in September 2007 upon the infusion of capital by the joint venture members which resulted in permanent financing through issuance of Subordinated Debentures by GeneSYS that replaced the temporary equity bridge loans that had been provided by outside lenders. This refinancing of temporary debt with permanent debt constituted a change in the governing documents of GeneSYS that required reconsideration of GeneSYS as a variable interest entity.

        Based on the new capitalization structure of GeneSYS, the adequacy of the equity at risk in GeneSYS was evaluated and found to be inadequate to finance its operations without additional subordinated financial support. Accordingly, upon reconsideration, GeneSYS continues to be a variable interest entity. Because the company holds a variable interest in the entity through its equity and debt investments, a qualitative evaluation was undertaken to determine if it was the primary beneficiary. In this evaluation, the company considered all parties that have direct or implicit variable interests based on the contractual arrangements existing at the time of reconsideration. Based on this evaluation, the company has determined that it is no longer the primary beneficiary of GeneSYS. Accordingly, GeneSYS is not consolidated in the company's accounts at December 31, 2007 and is being accounted for on the equity method of accounting.

        The company's maximum exposure to loss relating to its investment in GeneSYS is its aggregate $20 million equity and debt investment plus any un-remitted earnings. The term loan is an obligation of GeneSYS and will never be a debt repayment obligation of the company because it is non-recourse to the joint venture members.

    Interstate 495 Capital Beltway Project

        In December 2007, the company was awarded the $1.3 billion Interstate 495 Capital Beltway high-occupancy toll ("HOT") lanes project in Virginia. The project is a public-private partnership between the Virginia Department of Transportation ("VDOT") and Capital Beltway Express LLC, a joint venture in which the company has a ten percent interest and Transurban (USA) Inc. has a 90 percent interest ("Fluor-Transurban"). Under the agreement, VDOT will own and oversee the addition of traffic lanes, interchange improvements and construction of HOT lanes on 14 miles of the I495 Capital Beltway in northern Virginia. Fluor-Transurban, as concessionaire, will develop, design, finance, construct, maintain and operate the improvements and HOT lanes under an 80 year concession agreement. The construction will be financed through grant funding from VDOT, non-recourse borrowings from issuance of public tax-exempt bonds, a non-recourse loan from the Federal Transportation Infrastructure Finance Innovation Act (TIFIA) which is administered by the U.S. Department of Transportation and equity contributions from the joint venture members.

        The construction of the improvements and HOT lanes will be performed by a construction joint venture in which the company has a 65 percent interest and Lane Construction has a 35 percent interest ("Fluor-Lane"). Transurban (USA) Inc. will perform the operations and maintenance upon completion of the improvements and commencement of operations of the toll lanes.

        Fluor-Transurban has been determined to be a variable interest entity under the provisions of FIN 46-R. Pursuant to the requirements of the Interpretation, the company evaluated its interest in Fluor-Transurban including its project execution obligations and risks relating to its interest in Fluor-Lane and has determined based on a qualitative analysis that it is not the primary beneficiary of Fluor-Transurban. The company's maximum exposure to loss relating to its investment in Fluor-Transurban is its $35 million aggregate equity investment commitment, of which $9 million has been funded, plus any un-remitted

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earnings. The company will never have repayment obligations associated with any of the debt because it is non-recourse to the joint venture members. The company will account for its ownership interest in Fluor-Transurban on the equity method of accounting. The company will fully consolidate Fluor-Lane in its consolidated financial statements.

Operations by Business Segment and Geographical Area

        The company provides professional services on a global basis in the fields of engineering, procurement, construction and maintenance. Operations are organized in five industry segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides design, engineering, procurement, construction and project management professional services for upstream oil and gas production, downstream refining and certain petrochemicals markets. The Industrial & Infrastructure segment provides design engineering, procurement and construction professional services for transportation projects, mining, life sciences facilities, telecommunications projects, manufacturing facilities, commercial and institutional, microelectronics and healthcare facilities. The Government segment provides engineering, construction, contingency response, management and operations services to the United States government. The percentages of the company's consolidated revenue from the United States government, which represents a significant customer, were 8 percent, 20 percent and 21 percent, respectively, during the years ended December 31, 2007, 2006 and 2005. The Global Services segment includes operations and maintenance activities, small capital project engineering and execution, site equipment and tool services, industrial fleet outsourcing, plant turnaround services, temporary staffing and materials and subcontract procurement. The Power segment provides professional services to the gas fueled, solid fueled, renewables, nuclear and plant betterment marketplace.

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

        The Government segment provides project management services to the United States government, particularly to the Department of Energy. A decline in Department of Energy activity in 2007 resulted largely from the completion of the Fernald project in October, 2006. Unbilled fees of $118 million related to the Fernald project were included in other current assets as of December 31, 2006. These fees were billed and collected during 2007.

        The reportable segments follow the same accounting policies as those described in Major Accounting Policies. Management evaluates a segment's performance based upon operating profit. Intersegment revenue is insignificant. The company incurs cost and expenses and holds certain assets at the corporate level which relate to its business as a whole. Certain of these amounts have been charged to the company's business segments by various methods, largely on the basis of usage.

        Engineering services for international projects are often performed within the United States or a country other than where the project is located. Revenue associated with these services has been classified within the geographic area where the work was performed.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Information by Segment

	Year Ended December 31,
	2007	2006	2005

(in millions)
External revenue
Oil & Gas	$8,370	$5,368	$5,291
Industrial & Infrastructure	3,385	3,171	3,200
Government	1,308	2,860	2,708
Global Services	2,460	2,138	1,578
Power	1,168	542	384

Total external revenue	$16,691	$14,079	$13,161

Operating profit (loss)
Oil & Gas	$433	$306	$242
Industrial & Infrastructure	101	76	(17)
Government	29	18	84
Global Services	201	152	114
Power	38	4	13

Total operating profit	$802	$556	$436

Depreciation and amortization of fixed assets
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	—	—	—
Government	3	5	4
Global Services	82	67	57
Power	—	—	—
Corporate and other	60	52	41

Total depreciation and amortization of fixed assets	$145	$124	$102

Total assets
Oil & Gas	$891	$629	$575
Industrial & Infrastructure	576	686	490
Government	285	597	905
Global Services	856	721	640
Power	150	137	94
Corporate and other	3,038	2,105	1,870

Total assets	$5,796	$4,875	$4,574

Capital expenditures
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	22	—	—
Government	2	8	—
Global Services	164	172	159
Power	—	—	—
Corporate and other	96	94	54

Total capital expenditures	$284	$274	$213

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of Segment Information to Consolidated Amounts

	Year Ended December 31,
	2007	2006	2005

(in millions)
Total segment operating profit	$802	$556	$436
Corporate administrative and general expense	194	179	144
Interest (income) expense, net	(41)	(5)	(8)

Earnings before taxes	$649	$382	$300

Non-Operating (Income) and Expense

        The following table summarizes non-operating (income) and expense items reported in corporate administrative and general expense:

	Year Ended December 31,
	2007	2006	2005

(in millions)
Sales of portfolio properties	$—	$—	$(15)
Impairment of investment	—	4	2
Other items	(3)	1	4

Total	$(3)	$5	$(9)

Enterprise-Wide Disclosures

	External Revenue Year Ended December 31,			Total Assets At December 31,
	2007	2006	2005	2007	2006

(in millions)
United States	$7,309	$6,339	$5,326	$3,610	$3,036
Canada	1,383	1,090	1,027	393	270
Asia Pacific (includes Australia)	1,022	1,346	1,032	245	176
Europe	3,558	1,717	2,740	1,167	1,204
Central and South America	1,715	1,805	1,491	80	69
Middle East and Africa	1,704	1,782	1,545	301	120

Total	$16,691	$14,079	$13,161	$5,796	$4,875

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter(1)&(2)	Fourth Quarter(3)

(in thousands, except per share amounts)
Year ended December 31, 2007
Revenue	$3,641,804	$4,221,538	$4,115,226	$4,712,465
Cost of revenue	3,464,320	4,034,329	3,925,705	4,464,233
Earnings before taxes	136,293	143,559	155,263	213,978
Net earnings	84,616	95,564	93,676	259,463
Earnings per share
Basic	$0.97	$1.10	$1.07	$2.96
Diluted	0.94	1.05	1.02	2.82
Year ended December 31, 2006
Revenue	$3,624,876	$3,456,430	$3,364,036	$3,633,164
Cost of revenue	3,440,499	3,294,870	3,317,401	3,469,263
Earnings before taxes	142,791	106,537	13,851	118,811
Net earnings	88,854	66,552	27,338	80,708
Earnings per share
Basic	$1.03	$0.77	$0.32	$0.93
Diluted	1.00	0.74	0.31	0.90

(1)
Earnings before taxes in the third quarter of 2007 include a provision of $20.9 million in the Government segment on a fixed-price project.

(2)
The third quarter of 2006 includes provisions totaling $168 million on fixed-price contracts in the Government and Industrial & Infrastructure segments. During that same quarter, a tax credit of $13.5 million was recognized due to the utilization of net operating loss carryforwards and an increase in the extraterritorial income exclusion and domestic production activities deduction.

(3)
Net earnings in the fourth quarter of 2007 includes a $123 million tax settlement. See Income Taxes for additional information.

FLUOR CORPORATION
EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on June 15, 2007).
4.1
Indenture between Fluor Corporation and Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 17, 2004).
4.2
First Supplemental Indenture between Fluor Corporation and The Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on February 17, 2004).
10.1
Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2000).
10.2
Tax Sharing Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 7, 2000).
10.3
Fluor Corporation 2000 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.4	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated on November 1, 2007.*
10.5	Fluor Corporation Executive Deferred Compensation Program, as amended and restated effective April 21, 2003.*
10.6
Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.7	Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.8	Fluor Executives' Supplemental Benefit Plan.*
10.9
Fluor Corporation Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.15 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.10	Executive Severance Plan.*
10.11
2001 Key Employee Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.12	2001 Fluor Stock Appreciation Rights Plan, as amended and restated on November 1, 2007.*
10.13
Fluor Corporation 2003 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).

10.14
Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q filed on November 9, 2004).
10.15
Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K filed on March 15, 2004).
10.16
Amended and Restated Credit Agreement, dated as of September 7, 2006, among Fluor Corporation, BNP Paribas, as Administrative Agent and an Issuing Lender, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q filed on November 6, 2006).
10.17
Special Retention Agreement, dated March 27, 2006, between Fluor Corporation and John Hopkins (incorporated by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q filed on May 8, 2006).
10.18	Summary of Fluor Corporation Non-Employee Director Compensation (incorporated by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q filed on November 7, 2007).
10.19
Fluor Corporation 409A Deferred Directors' Fees Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 21, 2007).
10.20
Fluor 409A Executive Deferred Compensation Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 21, 2007).
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

*
New exhibit filed with this report.