Form 10-Q
period 2008-03-31
FLUOR CORP
filed 2008-05-12
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

As of April 30, 2008, 88,702,644 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

March 31, 2008

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended March 31
(in thousands, except per share amounts)	2008	2007

TOTAL REVENUE	$4,806,981	$3,641,804

TOTAL COST OF REVENUE	4,557,832	3,464,320

OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	39,520	45,366
Interest expense	3,106	5,866
Interest income	(15,211)	(10,041)

Total cost and expenses	4,585,247	3,505,511

EARNINGS BEFORE TAXES	221,734	136,293
INCOME TAX EXPENSE	83,722	51,677

NET EARNINGS	$138,012	$84,616

EARNINGS PER SHARE
BASIC	$1.57	$0.97

DILUTED	$1.50	$0.94

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	87,849	86,964

DILUTED	91,835	89,948

DIVIDENDS DECLARED PER SHARE	$0.25	$0.20

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	March 31 2008	December 31 2007 *

ASSETS

Current assets
Cash and cash equivalents	$1,129,273	$1,175,144
Marketable securities	755,533	539,242
Accounts and notes receivable, net	1,090,420	946,565
Contract work in progress	1,052,859	977,945
Deferred taxes	161,014	151,028
Other current assets	262,544	269,576

Total current assets	4,451,643	4,059,500

Property, plant and equipment (net of accumulated depreciation of $645,445 and $614,807, respectively)	800,854	784,387
Investments and goodwill	277,800	263,062
Deferred taxes	277,222	309,141
Deferred compensation trusts	257,393	275,317
Other	107,383	104,772

	$6,172,295	$5,796,179

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$1,051,869	$985,247
Convertible senior notes	307,222	307,222
Advance billings on contracts	950,711	772,485
Accrued salaries, wages and benefits	518,210	507,198
Other accrued liabilities	301,881	287,942

Total current liabilities	3,129,893	2,860,094

Long-term debt due after one year	17,708	17,704
Noncurrent liabilities	619,509	643,922
Contingencies and commitments

Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value); none issued	--	--
Common – authorized 150,000,000 shares ($0.01 par value); issued and outstanding – 88,603,326 and 88,682,320 shares in 2008 and 2007 respectively	886	887
Additional capital	713,683	706,128
Accumulated other comprehensive loss	(66,808)	(74,172)
Retained earnings	1,757,424	1,641,616

Total shareholders’ equity	2,405,185	2,274,459

	$6,172,295	$5,796,179

*Amounts at December 31, 2007 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31
(in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$138,012	$84,616
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	37,629	34,591
Amortization of intangibles	464	491
Restricted stock and stock option amortization	8,469	6,953
Minority interest	6,883	(1,820)
Deferred compensation trust	17,924	(3,844)
Deferred compensation obligation	(17,535)	5,019
Taxes paid on vested restricted stock	(13,290)	(9,210)
Deferred taxes	13,395	(13,783)
Stock option tax benefit	(10,105)	(5,247)
Retirement plan accrual, net of contributions	(374)	1,834
Increase in unbilled fees receivable	--	(5,690)
Changes in operating assets and liabilities	47,889	78,379
Equity in earnings of investees	(7,410)	(2,800)
Currency translation	(9,650)	(2,894)
Other items	562	1,167

Cash provided by operating activities	212,863	167,762

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(58,803)	(48,461)
Purchases of marketable securities	(579,010)	--
Proceeds from maturities of marketable securities	360,162	--
Investments	(721)	(57)
Proceeds from disposal of property, plant and equipment	10,634	11,109
Other items	(1,677)	(1,061)

Cash utilized by investing activities	(269,415)	(38,470)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of non-recourse project financing	--	28,231
Capital contribution from joint venture project financing	3,872	--
Stock options exercised	2,645	1,179
Stock option tax benefit	10,105	5,247
Dividends paid	(22,204)	(34,988)
Other items	(374)	(16)

Cash utilized by financing activities	(5,956)	(347)

Effect of exchange rate changes on cash	16,637	3,264

Increase (decrease) in cash and cash equivalents	(45,871)	132,209

Cash and cash equivalents at beginning of period	1,175,144	976,050

Cash and cash equivalents at end of period	$1,129,273	$1,108,259

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

(1)                                                          The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2007 annual report on Form 10-K.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly its consolidated financial position at March 31, 2008 and its consolidated results of operations and cash flows for the three months ended March 31, 2008 and 2007.

(2)                                  Recent Accounting Pronouncements:

In April 2007, the Financial Accounting Standards Boards (“FASB”) issued Staff Position (FSP) FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”), to amend FIN No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”).  This FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.  On January 1, 2008, the company adopted a policy to offset fair value amounts for multiple derivative instruments executed with the same counterparty under a master netting arrangement, which did not have a material impact on the company’s Condensed Consolidated Balance Sheet.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  This standard is effective, on a prospective basis, for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  This standard is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact on the company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  This standard is effective for fiscal years beginning after November 15, 2008.  Management is currently evaluating the impact on the company’s financial position, results of operations and cash flows.

In March 2008, the FASB approved Staff Position APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”). FSP APB 14-a requires the issuer of a convertible debt instrument to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and would be applied retrospectively to all periods presented. Management is currently evaluating the impact on the company’s financial position, results of operations and cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(3)                                  The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31
(in thousands)	2008	2007

Net earnings	$138,012	$84,616
Foreign currency translation adjustment	5,310	546
Amortization of net actuarial loss from pension plans	2,054	2,586

Comprehensive income	$145,376	$87,748

(4)                                                          The effective tax rates, based on the company’s actual operating results for the three months ended March 31, 2008 and 2007, were consistent at approximately 38 percent.

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

(5)                                                          Cash paid for interest was $4.2 million and $5.3 million for the three months ended March 31, 2008 and 2007, respectively.  Income tax payments, net of receipts, were $30.3 million and $43.4 million during the three-month periods ended March 31, 2008 and 2007, respectively.

(6)                                                          Dilutive securities included in the determination of shares used to compute diluted earnings per share (“EPS”) are as follows:

	Three Months Ended March 31
(shares in thousands)	2008	2007

Employee stock options and restricted stock units and shares	671	763
Conversion equivalent of dilutive convertible debt	3,315	2,221
Total	3,986	2,984

(7)                                                          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about such fair value measurements.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  The company’s adoption of SFAS 159 on January 1, 2008, did not have a material impact on its financial position, results of operations or cash flows.

                        The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, the company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008:

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

		Fair Value Measurements Using
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Foreign currency forward contract*	$2	$--	$2	$--

                * Included in other current assets on the Condensed Consolidated Balance Sheet

(8)                                    Operating information by segment is as follows:

	Three Months Ended March 31
External Revenue (in millions)	2008	2007

Oil & Gas	$2,603.3	$1,681.6
Industrial & Infrastructure	796.2	773.3
Government	279.7	346.0
Global Services	706.2	634.6
Power	421.6	206.3

Total external revenue	$4,807.0	$3,641.8

	Three Months Ended March 31
Operating Profit (in millions)	2008	2007

Oil & Gas	$137.5	$88.3
Industrial & Infrastructure	29.4	21.1
Government	7.7	16.4
Global Services	53.5	46.9
Power	21.0	4.8

Total operating profit	$249.1	$177.5

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended March 31
(in millions)	2008	2007

Total segment operating profit	$249.1	$177.5
Corporate administrative and general expense	(39.5)	(45.4)
Interest income, net	12.1	4.2

Earnings before taxes	$221.7	$136.3

Total assets in the Oil & Gas segment increased to $1.1 billion at March 31, 2008 from $891 million at December 31, 2007 primarily due to the continued increase in the level of project execution activities. Total assets in the Power segment increased to $172 million at March 31, 2008 from $150 million at December 31, 2007 due to additional working capital associated with the higher level of project execution activities.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(9)                                            In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts.  In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion. During the first quarter of 2008 and all quarters of 2007, the trigger price was achieved for the specified number of days and the Notes have therefore been classified as short-term debt as of March 31, 2008 and December 31, 2007.

(10)                                                    Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended March 31
(in thousands)	2008	2007

Service cost	$9,631	$9,648
Interest cost	15,621	13,048
Expected return on assets	(19,741)	(17,229)
Amortization of prior service cost	2	(23)
Recognized net actuarial loss	3,285	4,160

Net periodic pension expense	$8,798	$9,604

The company currently expects to fund approximately $50 million to $75 million into its defined benefit pension plans during 2008.  During the three months ended March 31, 2008, contributions of approximately $9 million were made by the company.

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended March 31
(in thousands)	2008	2007

Service cost	$--	$--
Interest cost	350	352
Expected return on assets	--	--
Amortization of prior service cost	--	--
Recognized net actuarial loss	352	226

Net periodic postretirement benefit cost	$702	$578

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(11)                 The company’s director and executive stock plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2007. Restricted stock units and restricted stock awards totaling 214,839 and 188,710 were granted in the first quarter of 2008 and 2007, respectively, at weighted-average per share prices of $132 and $89, respectively.  The awards for 2008 and 2007 vest ratably over three and five years, respectively.  During the first quarter of 2008 and 2007, options for the purchase of 273,009 shares at a weighted average price of $137 per share and 421,820 shares at a weighted average price of $89 per share, respectively, were awarded. The option awards for 2008 and 2007 vest ratably over three and five years, respectively. The contractual lives of 2008 awards are consistent with those of prior years.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(12)                                                    The company and certain of its subsidiaries are involved in litigation in the ordinary course of business.  Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business.  Clients have made claims arising from engineering and construction contracts against the company, and the company has made claims against clients for cost incurred in excess of the current contract provisions.  The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $253 million and $246 million at March 31, 2008 and December 31, 2007, respectively, and are primarily included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet.  Amounts ultimately realized from claims could differ materially from the balances included in the financial statements.  The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of March 31, 2008, several matters are in the litigation and dispute resolution process.  The following discussion provides a background and current status of these matters:

Infrastructure Joint Venture Project

The company participates in a 50/50 joint venture that is executing a fixed-price transportation infrastructure project in California.  The project continues to be subject to circumstances including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays, resulting in additional cost.  The company continues to evaluate the impact of these circumstances on estimated total project cost, as well as claims for recoveries and other contingencies on the project.   As of March 31, 2008, the company has recognized in cost and revenue its $52 million proportionate share of $104 million of cost relating to claims recognized by the joint venture. Total claims-related cost incurred, as well as claims submitted to the client by the joint venture, are in excess of the $104 million of recognized cost.  The project opened to traffic in November 2007 and is expected to be completed in the third quarter of 2008.

As of March 31, 2008, the client withheld liquidated damages totaling $51 million from amounts otherwise due the joint venture.  The company believes that amounts withheld will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue because of the withholdings.

London Connect Project

The company is involved in arbitration proceedings in connection with its London Connect Project, a $500 million lump-sum project to design and install a telecommunications network that allows reception and transmissions throughout the London Underground system.  In February 2005, the company sought relief through arbitration proceedings for two issues.  First, the company is seeking relief for the overall delay and disruption to the project.   An interim decision from the arbitrator was received in December 2006 for the claim that relates to the contract time period of 2001 through 2003. The parties have each filed appeals relating to certain aspects of the decision, which were denied by the Court.  Reflecting the interim outcome for 2001 through 2003, the company recognized $122 million in claims revenue relating to incurred costs attributed to the delay and disruption claims that are the subject of the arbitration proceedings.  In addition, the company was assessed and has paid $54 million representing its share of liquidated damages.  This payment has not been recognized as a reduction in project revenue because it is expected that amounts assessed will be substantially recovered upon resolution of the company’s claims.  Arbitration hearings have been completed for delay and disruption for the 2004 through 2005 time period on an interim basis and the company is awaiting a decision from the arbitration panel.

The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment.  The hearings on this issue have concluded and resulted in sustaining

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

the company’s position that it did not have any responsibility for cost associated with this portion of the work under the contract.

Embassy Projects

The company has been performing work on 11 embassy projects over the last four years for the United States Department of State under fixed-price contracts.  These projects have been adversely impacted by higher cost due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased cost to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor.  As of March 31, 2008, all embassy projects were complete with the exception of the project in Haiti where periods of civil unrest have resulted in significant unanticipated schedule delays and cost increases.  In addition, at the site in Haiti, increased cost has resulted from collapsible soil conditions, additional client imposed requirements and subsequent increases in material quantities and the availability and productivity of construction labor.  As of March 31, 2008, the physical completion of the Haiti embassy has progressed to approximately 98 percent and is estimated to be completed in the second quarter of 2008.

As of March 31, 2008, aggregate cost totaling $47 million relating to claims on three projects has been recognized in revenue. Total claims-related cost incurred to date, along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue.  As the first formal step in dispute resolution, the majority of these claims have been certified in accordance with federal contracting requirements.  Additional claims continue to be evaluated.

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation. The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has been concluded.  In January 2005 the arbitration panel indicated that it would be rendering its decision in two phases; the first to be a decision on entitlement and second, a decision on damages.  On May 4, 2005 the arbitration panel issued a partial award on entitlement issues which confirmed Fluor’s entitlement to recovery of certain of its claims for costs incurred in construction of the plant.  On April 10, 2007, the arbitration panel issued a partial final award stipulating the amount of entitlement to recovery of certain claims and awarding interest on the net amounts due Fluor.  A preliminary award on the calculation of interest due to Fluor has been received.  The company does not expect that the final resolution of the arbitration will have a material effect on its consolidated financial position or results of operations.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Conex also asserted that FEI interfered with Conex’s contract and business relationship with Atofina. The jury verdict awarded damages for the extra work and the alleged interference.

The company has appealed the decision and believes, based on the advice of counsel, that it is probable that any judgment based on this verdict will be overturned. The company strongly believes that the judgment based on this verdict is supported neither by the facts nor the law, and will pursue all possible avenues for reconsideration or appeal. Accordingly, the company has not recognized a charge reflecting the verdict amount.

(13)               In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances.  The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable.  For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.  As of March 31, 2008, no material changes to the amount of financial or performance guarantees outstanding have occurred since the filing of the company’s December 31, 2007 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of March 31, 2008, there are no material guarantees outstanding.

(14)                  Subsequent Events

On May 7, 2008, the shareholders approved an increase in authorized shares of common stock from 150,000,000 to 375,000,000 shares.

On May 7, 2008, the company’s Board of Directors approved a two-for-one stock split to be distributed in the form of a stock dividend on or about July 16, 2008 to shareholders of record on June 16, 2008.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying Notes and the company’s December 31, 2007 annual report on Form 10-K.  For purposes of reviewing this document, “operating profit” is calculated as revenue less cost of revenue excluding: corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected revenue and earnings levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature.  These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties.  As a result, caution must be exercised in relying on forward-looking statements.  Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

•	The cyclical nature of many of the markets the company serves and its vulnerability to downturns;
•	Difficulties or delays incurred in the execution of contracts, including performance by our joint venture or teaming partners, resulting in cost overruns or liabilities;
•	The company’s ability to hire and retain qualified personnel;
•	Customer cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time;
•	Failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases losses on projects;
•	The company’s failure to receive anticipated new contract awards and the related impacts on staffing levels and cost;
•	Competition in the global engineering, procurement and construction industry;
•	A failure to obtain favorable results in existing or future litigation or dispute resolution proceedings;
•	The potential impact of certain tax matters including, but not limited to, those from foreign operations and the ongoing audits by tax authorities;
•	Changes in global business, economic (including currency risk), political and social conditions;
•	Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business, resulting in unanticipated losses on fixed price projects;
•	Decreased capital investment or expenditures, or a failure to make anticipated increased capital investment or expenditures, by the company’s clients;
•	The impact of past and future environmental, health and safety regulations;
•	Customer delays or defaults in making payments;
•	The impact of anti-bribery and international trade laws and regulations;
•	The availability of credit and restrictions imposed by credit facilities;
•	Possible limitations of bonding capacity;
•	The company’s ability to secure appropriate insurance;
•	Limitations on cash transfers from subsidiaries that may restrict the company’s ability to satisfy financial obligations or to pay interest or principal when due on outstanding debt;
•	The company’s ability to identify and successfully integrate acquisitions;
•	Restrictions on possible transactions imposed by Delaware law; and
•	Possible systems and information technology interruptions.

While most risks affect only future cost or revenue anticipated by the company, some risks may relate to accruals that have already been reflected in earnings.  The company’s failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized, could result in a charge against future earnings.

Additional information concerning these and other factors can be found in our press releases as well as our periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item

1A. Risk Factors” in the company’s Form 10-K filed February 29, 2008.  These filings are available publicly on the SEC’s website at http://www.sec.gov, on Fluor’s website at http://investor.fluor.com or upon request from Fluor’s Investor Relations Department: (469) 398-7220.  Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net earnings for the three months ended March 31, 2008 were $138.0 million or $1.50 per diluted share, compared to net earnings of $84.6 million or $0.94 per diluted share for the corresponding period of 2007.

Consolidated revenue for the three months ended March 31, 2008 increased to $4.8 billion from $3.6 billion for the three months ended March 31, 2007.  A decline in revenue of the Government segment has been more than offset by increases in revenue from all of the other segments.

The increases in net earnings and consolidated revenue for the first quarter of 2008 when compared to the first quarter of 2007 were due to higher levels of project execution activities that have resulted from the company’s strength in new award activity over the last few years and its growing backlog.

The effective tax rates, based on the company’s actual operating results for the three months ended March 31, 2008 and 2007, were consistent at approximately 38 percent.

Consolidated new awards for the three months ended March 31, 2008 were $5.7 billion compared with $4.5 billion in the comparable 2007 period.  The increase in new award activity was attributable to the Oil & Gas segment.  Approximately 43 percent of consolidated new awards for the three months ended March 31, 2008 were for projects located outside of the United States.

Consolidated backlog at March 31, 2008 of $31.5 billion was 33 percent higher compared with backlog at March 31, 2007 and four percent higher than backlog at the end of 2007.  As of March 31, 2008, approximately 54 percent of consolidated backlog relates to projects located outside of the United States.  Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur.  Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

OIL & GAS

Revenue and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended March 31
(in millions)	2008	2007

Revenue	$2,603.3	$1,681.6
Operating profit	137.5	88.3

Revenue for the three months ended March 31, 2008 compared with the corresponding period in 2007 has increased substantially as a result of higher project execution activities from the significant number of new projects awarded over the last few years.  Operating profit is significantly higher for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily as the result of the revenue growth.

New awards for the three months ended March 31, 2008 were $4.3 billion, compared with $2.9 billion for the first quarter of 2007, reflecting the high world-wide demand for new production capacity in oil and gas exploration and refining, as well as in polysilicon.  New awards during the 2008 period included a major refinery upgrade project in the United States and a large polysilicon project in China.  Backlog at March 31, 2008 increased 46 percent to $20.4 billion compared with $14.0 billion at March 31, 2007.

Total assets in the Oil & Gas segment increased to $1.1 billion at March 31, 2008 from $891 million at December 31, 2007 primarily due to the continued increase in the level of project execution activities.

INDUSTRIAL & INFRASTRUCTURE

Revenue and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended March 31
(in millions)	2008	2007

Revenue	$796.2	$773.3
Operating profit	29.4	21.1

Revenue for the three months ended March 31, 2008 was slightly higher compared to the first quarter of 2007, while operating profit and margin have increased largely due to strong operating performance across the segment.

New awards for the three months ended March 31, 2008 were $386 million compared to $414 million for the comparable period in 2007.  All business lines have been well represented in the current year new award activity.  Backlog increased to $5.7 billion at March 31, 2008 compared with $5.2 billion at March 31, 2007.  The increase in backlog is largely attributable to a large transportation infrastructure project in Virginia which was awarded in the fourth quarter of 2007.

Early in the second quarter of 2008, the company received approximately $20 million from the sale of a joint venture interest and may receive additional amounts later in the quarter.  The company expects to recognize a pre-tax gain in the second quarter for all amounts received associated with the sale.

GOVERNMENT

Revenue and operating profit for the Government segment are summarized as follows:

	Three Months Ended March 31
(in millions)	2008	2007

Revenue	$279.7	$346.0
Operating profit	7.7	16.4

Revenue for the three months ended March 31, 2008 decreased compared to the same period in the prior year due to reduced contributions from embassy projects, Federal Emergency Management Agency (“FEMA”) hurricane relief task orders, Iraq reconstruction work and the Fernald cleanup project.  Operating profit for the three months ended March 31, 2008 was 53 percent lower compared to the three months ended March 31, 2007 due to higher contributions from FEMA hurricane relief task orders and Iraq reconstruction work in the first quarter of 2007. In addition, the first quarter of 2007 included performance incentives earned on the Hanford contract.

New awards of $99 million during the three months ended March 31, 2008 declined from the $127 million of new awards for the same period in the prior year due to decreased activity for FEMA and the Iraq reconstruction work.  Backlog of $538 million at March 31, 2008 remained relatively constant compared to March 31, 2007 backlog of $548 million. Subsequent to the end of the first quarter of 2008, formal protests on both the Savannah

River and LOGCAP IV contract awards were favorably resolved. The company will book the Savannah River new award in the second and third quarters of 2008. For LOGCAP IV, the company will bid on individual task orders which, if awarded, will be booked as new awards at that time.

GLOBAL SERVICES

Revenue and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended March 31
(in millions)	2008	2007

Revenue	$706.2	$634.6
Operating profit	53.5	46.9

First quarter 2008 revenue and operating profit increased 11 percent and 14 percent, respectively, compared with the same period in 2007, primarily driven by the equipment business line.  Broad-based growth in the operations and maintenance business line was offset by the impact of delays in refinery turnarounds that are anticipated to occur later in 2008.

The equipment, temporary staffing and supply chain solutions business lines do not report backlog due to the short time between the receipt of new awards and the recognition of revenue.  Accordingly, new awards and backlog for Global Services relate to operations and maintenance activities only.  In recent years, Global Services has derived larger percentages of its revenue and operating profit from short-duration operations and maintenance activities and from other businesses not reported in backlog.

New awards for the three months ended March 31, 2008 were $637 million compared to $757 million for the same period in 2007. Current year new awards relate primarily to renewals and expanded scope of existing customer contracts.  Backlog at March 31, 2008 was $2.6 billion, up slightly from $2.5 billion at March 31, 2007.

POWER

Revenue and operating profit for the Power segment are summarized as follows:

	Three Months Ended March 31
(in millions)	2008	2007

Revenue	$421.6	$206.3
Operating profit	21.0	4.8

Higher levels of project execution activity have resulted in significantly improved revenue and operating profit for the three months ended March 31, 2008 compared to the same period for 2007.  Operating profit margin for the first quarter of 2008 was 5.0 percent compared to 2.3 percent for the first quarter of last year primarily due to the performance of the segment’s key projects, including a large coal-fired power plant that was awarded in the second quarter of 2007.

New project awards in the first quarter of 2008 were $290 million compared with $261 million in the first quarter of 2007.  Backlog at March 31, 2008 was $2.2 billion compared with $1.4 billion at March 31, 2007, with the increase primarily due to the award of the large coal-fired power plant in the second quarter of 2007.

Total assets in the Power segment increased to $172 million at March 31, 2008 from $150 million at December 31, 2007 due to additional working capital associated with the higher level of project execution activities.

OTHER

Corporate administrative and general expense for the three months ended March 31, 2008 was $39.5 million, reflecting a 13 percent decrease from $45.4 million in the same period of 2007.  The decrease is the net result of numerous individually insignificant factors, including foreign currency gains in the current year.

Net interest income of $12.1 million during the three month period ended March 31, 2008 compares with net interest income of $4.2 million during the corresponding period of 2007.  This increase is the primary result of higher cash balances which are deposited in interest bearing accounts or invested in marketable securities.

Income tax expense for the three months ended March 31, 2008 and 2007 is discussed above under “Results of Operations”.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

As of March 31, 2008, the following matters relating to completed and in progress projects are in the dispute resolution process:

•                  Infrastructure Joint Venture Project

•                  London Connect Project

•                  Embassy Projects

•                  Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

•                  Conex International v. Fluor Enterprises, Inc.

Discussion of the status of these projects is included in Note 12 to the Condensed Consolidated Financial Statements.

FINANCIAL POSITION AND LIQUIDITY

In the three months ended March 31, 2008 and 2007, cash provided by operating activities was $212.9 million and $167.8 million, respectively. Cash generated by operating activities for both periods resulted primarily from earnings sources.

Cash utilized by investing activities were $269.4 million in the first quarter of 2008 compared with $38.5 million in the 2007 comparison period.  Subsequent to the first quarter of 2007, the company began investing its excess cash in marketable securities. Investments in marketable securities are governed by the company’s investment policy, which requires the preservation of capital, maintenance of liquidity and maximization of yield. Capital expenditures were $58.8 million in the three months ended March 31, 2008 compared with $48.5 million during the 2007 period, due to additional expenditures relating to equipment operations and investments in information technology infrastructure upgrades.

Financing activities in the first three months of 2007 included non-recourse project financing of GeneSYS Communications Limited, which is no longer consolidated in the company’s financial statements.

Also impacting cash flows in the first quarter of both 2008 and 2007 were $2.6 million and $1.2 million, respectively, in cash received from the exercise of stock options.  In the first quarter of 2008, the company’s Board of Directors authorized an increase in the quarterly dividend payable April 2, 2008 to $0.25 per share from $0.20 per share. Declared dividends are typically paid during the month following the quarter in which they are declared.  However, for the dividend payable to shareholders as of April 2, 2007, payment by the company to the disbursing agent occurred in the month of March 2007, resulting in the funding of two quarterly amounts in the first quarter of 2007.  The payment and level of future cash dividends will be subject to the discretion of the company’s Board of Directors.  The company’s total debt to total capitalization (“debt-to-capital”) ratio at March 31, 2008 was 11.9 percent compared with 12.5 percent at December 31, 2007.

During the three months ended March 31, 2008, exchange rates for functional currencies for most of the company’s international operations continued to strengthen against the U.S. dollar, resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive loss. Because most of the cash held in foreign currencies will be used for project related expenditures in those currencies, the company’s exposure to realized exchange gains and losses is considered nominal.

Liquidity is provided by cash generated from operations, advance billings on contracts in progress and access to financial markets. As customer advances are reduced through use in project execution and if not replaced by advances on new projects, the company’s cash position would be reduced.  For the next 12 months, cash generated from operations and additional advance billings, along with any supplemental borrowings under existing credit facilities and the issuance of debt or equity securities, if required, is expected to be sufficient to fund operating requirements.

In December 2004, the company irrevocably elected to pay the principal amount of its Convertible Senior Notes (the “Notes”) in cash if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period and the Notes are presented by the holders for conversion.   The trigger price condition has been satisfied during each period since the fourth quarter of 2005 and the Notes have therefore been classified as short-term debt as of March 31, 2008 and December 31, 2007.  The company cannot reasonably estimate the amount, if any, of the Notes that will be presented for conversion, and will use available cash balances to satisfy any required repayments of principal related to Note conversions.

Off-Balance Sheet Arrangements

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $2.3 billion in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or performance and completion guarantees on engineering and construction contracts.  At March 31, 2008, the company had utilized $1.0 billion of its credit capacity. The company has $112 million in credit lines for general purposes in addition to the amount above. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts.  These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances.  The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  In most cases, any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution.  As of March 31, 2008, no material changes to the amount of financial or performance guarantees outstanding have occurred since the filing of the company’s December 31, 2007 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower.  Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of March 31, 2008, there are no material guarantees outstanding.

Financial Instruments

The company utilizes foreign exchange forward or options contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation.  At March 31, 2008, the company had forward foreign exchange contracts of less than five months duration to exchange major world currencies for U.S. dollars.  The total gross notional amount of these contracts was $51 million.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes on this matter in the first quarter of 2008.  Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2007 remain current.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended on the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended March 31
(in millions)	2008	2007

Backlog – beginning of period	$30,170.8	$21,877.7
New awards	5,698.9	4,463.5
Adjustments and cancellations, net	192.6	913.8
Work performed	(4,604.3)	(3,548.0)

Backlog – end of period	$31,458.0	$23,707.0

PART II:  OTHER INFORMATION

Item 1.                                Legal Proceedings

Fluor and its subsidiaries, as part of their normal business activities, are parties to a number of legal proceedings and other matters in various stages of development. While we cannot predict the outcome of these proceedings, in our opinion and taking into account reports of counsel, we do not believe that the outcome of any of these proceedings, or all of them combined, will have a material adverse effect on the consolidated financial position, or the results of operations of the company, after giving effect to provisions already recorded.

For information on matters in dispute, see Note 12 to the Condensed Consolidated Financial Statements under Part I, Item 1.

Item 1A.                       Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

(a)                  In April 2008, the company determined that the aggregate amount of contributions into the company stock fund under a 401(k) plan that the company maintains for its employees was in excess of the amount registered with the Securities and Exchange Commission on a Form S-8 filed in November 2004.  This was largely due to a significant number of reallocations of account balances into and out of the unitized company stock fund by a relatively small number of participants.  The company did not receive any proceeds from the sale of these securities because the transactions involved either intra-plan reallocations among participants or open-market purchases of shares, and at no time did the aggregate value of the shares actually transacted on the open market exceed the amount registered in the November 2004 Form S-8.  The company estimates that these transactions commenced no earlier than November 2006 and involved approximately 5.0 million shares.  Some or all of these transactions may have been required to be registered.  During this time, our common stock price ranged from a low of $75.22 per share to a high of $172.15 per share. The company believes that due to the timing of participant transactions into and out of the fund, the potential financial impact to the company, if any, would be immaterial. On April 30, 2008, the company filed a new registration statement on Form S-8 covering the plan.

(c)          Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (2)

January 1, 2008 – January 31, 2008	627	$145.39	N/A	4,138,400

February 1, 2008 – February 29, 2008	100,905	$112.84	N/A	4,138,400

March 1, 2008 – March 31, 2008	25,732	$139.72	3,000	4,135,400

Total	127,264	$118.44	3,000

The above table provides information about purchases by the company during the quarter ended March 31, 2008 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

(1)    Includes 124,264 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans and 3,000 shares of company stock repurchased by the company during March 2008 under its stock repurchase program for total consideration of $374,313.

(2)    On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. That authorization is ongoing and does not have an expiration date.

Item 4.                                Submission of Matters to a Vote of Security Holders

(a)                                The annual meeting of shareholders of Fluor Corporation was held on May 7, 2008.

(b)                               The four Class III directors elected at the annual meeting are Ilesanmi Adesida, Peter J. Fluor, Joseph W. Prueher and Suzanne H. Woolsey. Continuing directors include four Class I directors, Peter K. Barker, Alan L. Boeckmann, Vilma S. Martinez and Dean R. O’Hare, and four Class II directors, James T. Hackett, Kent Kresa, Lord Robin W. Renwick and Peter S. Watson.

(c)                                The following four Class III directors were elected to serve a term of three years, ending at the 2011 annual meeting:

	For	Against	Abstain

Ilesanmi Adesida	76,336,567	724,139	629,164
Peter J. Fluor	66,672,811	10,313,502	703,556
Joseph W. Prueher	74,961,465	2,116,929	609,864
Suzanne H. Woolsey	76,813,476	276,267	600,126

In addition, the shareholders approved the following proposals:

	For	Against	Abstain	Broker Non-Votes

Ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ended December 31, 2008	76,880,065	190,890	618,914	--

Amendment of the company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 375,000,000	60,638,643	16,327,632	723,594	--

Approval of the company’s 2008 Executive Performance Incentive Plan	65,037,152	3,968,249	878,593	7,805,876

Item 6.                                   Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2008).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on June 15, 2007).
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

10.4

Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated on November 1, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

10.5

Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

10.6

Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.7	Directors’ Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.8	Fluor Executives’ Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).
10.9

Fluor Corporation Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).

10.10	Executive Severance Plan (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).
10.11

2001 Key Employee Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2005).

10.12

2001 Fluor Stock Appreciation Rights Plan, as amended and restated on November 1, 2007 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

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

10.18	Summary of Fluor Corporation Non-Employee Director Compensation (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2007).
10.19

Fluor Corporation 409A Deferred Directors’ Fees Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 21, 2007).

10.20

Fluor 409A Executive Deferred Compensation Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 21, 2007).

10.21	Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2008).
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

*                            New exhibit filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 12, 2008	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date:	May 12, 2008	/s/ Gary G. Smalley
Gary G. Smalley
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2008).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on June 15, 2007).
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

10.4

Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated on November 1, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

10.5

Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

10.6

Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.7	Directors’ Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.8	Fluor Executives’ Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).
10.9

Fluor Corporation Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).

10.10	Executive Severance Plan (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).
10.11

2001 Key Employee Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2005).

10.12

2001 Fluor Stock Appreciation Rights Plan, as amended and restated on November 1, 2007 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

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

10.18	Summary of Fluor Corporation Non-Employee Director Compensation (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2007).
10.19

Fluor Corporation 409A Deferred Directors’ Fees Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 21, 2007).

10.20

Fluor 409A Executive Deferred Compensation Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 21, 2007).

10.21	Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2008).
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

*                            New exhibit filed with this report.