Form 10-Q
period 2008-06-30
FLUOR CORP
filed 2008-08-11
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No   ☒

As of July 31, 2008, 179,000,684 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

June 30, 2008

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per share amounts)	2008	2007	2008	2007
TOTAL REVENUE	$5,773,570	$4,221,538	$10,580,551	$7,863,342

TOTAL COST OF REVENUE
Cost of revenue	5,460,397	4,034,329	10,018,229	7,498,649
Gain on sale of joint venture interest	(79,209)	--	(79,209)	--

OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	61,698	51,752	101,218	97,118
Interest expense	3,434	6,534	6,540	12,400
Interest income	(17,720)	(14,636)	(32,931)	(24,677)

Total Cost and Expenses	5,428,600	4,077,979	10,013,847	7,583,490

EARNINGS BEFORE TAXES	344,970	143,559	566,704	279,852
INCOME TAX EXPENSE	135,720	47,995	219,442	99,672

NET EARNINGS	$209,250	$95,564	$347,262	$180,180

EARNINGS PER SHARE*
BASIC	$1.19	$0.55	$1.97	$1.03

DILUTED	$1.13	$0.53	$1.88	$1.00

SHARES USED TO CALCULATE EARNINGS PER SHARE*
BASIC	176,268	174,350	175,983	174,139

DILUTED	185,146	181,660	184,408	180,778

DIVIDENDS DECLARED PER SHARE*	$0.125	$0.10	$0.25	$0.20

* All share and per share amounts were adjusted for the July 16, 2008 two-for-one stock split.

See Notes to Condensed Consolidated Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	June 30 2008	December 31 2007 *

ASSETS

Current assets
Cash and cash equivalents	$1,485,583	$1,175,144
Marketable securities	867,546	539,242
Accounts and notes receivable	1,081,907	946,565
Contract work in progress	1,090,925	977,945
Deferred taxes	162,013	151,028
Other current assets	231,586	269,576

Total current assets	4,919,560	4,059,500

Property, plant and equipment (net of accumulated depreciation of $669,616 and $614,807, respectively)	809,998	784,387
Investments and goodwill	283,486	263,062
Deferred taxes	284,015	309,141
Deferred compensation trusts	255,784	275,317
Other	117,210	104,772

	$6,670,053	$5,796,179

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$1,156,609	$985,247
Convertible senior notes	302,117	307,222
Advance billings on contracts	1,082,769	772,485
Accrued salaries, wages and benefits	534,682	507,198
Other accrued liabilities	320,960	287,942

Total current liabilities	3,397,137	2,860,094

Long-term debt due after one year	17,713	17,704
Non-current liabilities	636,803	643,922
Contingencies and commitments

Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value); none issued	--	--
Common – authorized 375,000,000 shares ($0.01 par value); issued and outstanding – 177,571,686** and 177,364,640** shares in 2008 and 2007, respectively	1,776	1,774
Additional capital	734,578	705,241
Accumulated other comprehensive loss	(62,379)	(74,172)
Retained earnings	1,944,425	1,641,616

Total shareholders’ equity	2,618,400	2,274,459

	$6,670,053	$5,796,179

*   Amounts at December 31, 2007 are based on audited financial statements.

**  Share amounts have been adjusted to reflect the effect of the July 16, 2008 two-for-one stock split for both periods.

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30
(in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$347,262	$180,180
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	78,527	70,053
Amortization of intangibles	890	978
Gain on sale of joint venture interest	(79,209)	--
Restricted stock and stock option amortization	18,040	15,698
Minority interest	8,113	(5,569)
Deferred compensation trust	19,533	(15,635)
Deferred compensation obligation	(16,134)	20,849
Taxes paid on vested restricted stock	(15,340)	(9,283)
Deferred taxes	2,939	(40,947)
Stock option tax benefit	(14,855)	(9,605)
Retirement plan accrual, net of contributions	5,007	7,046
Decrease in unbilled fees receivable	--	118,162
Changes in operating assets and liabilities	335,244	185,938
Equity in earnings of investees	(5,989)	(5,293)
Currency translation	(4,480)	8,666
Other items	2,030	(5,531)

Cash provided by operating activities	681,578	515,707

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(127,097)	(120,645)
Proceeds from disposal of property, plant and equipment	20,273	28,319
Purchases of marketable securities	(1,065,067)	(234,300)
Proceeds from maturities of marketable securities	722,123	--
Investments	(2,123)	(57)
Proceeds from sale of joint venture interest	79,209	--
Other items	(1,248)	(796)

Cash utilized by investing activities	(373,930)	(327,479)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of non-recourse project financing	--	51,150
Capital contribution from joint venture partners	3,872	--
Repayment of convertible debt	(5,105)	--
Stock options exercised	12,203	6,380
Stock option tax benefit	14,855	9,605
Dividends paid	(44,453)	(34,988)
Other items	999	(9)

Cash (utilized) provided by financing activities	(17,629)	32,138

Effect of exchange rate changes on cash	20,420	23,239

Increase in cash and cash equivalents	310,439	243,605

Cash and cash equivalents at beginning of period	1,175,144	976,050

Cash and cash equivalents at end of period	$1,485,583	$1,219,655

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(1)                               The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2007 annual report on Form 10-K.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly its consolidated financial position at June 30, 2008 and its consolidated results of operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007.

On May 7, 2008, the Board of Directors approved a two-for-one stock split that was paid in the form of a stock dividend on July 16, 2008 to shareholders of record on June 16, 2008.  The stock split was accounted for by transferring approximately $0.9 million from additional paid-in capital to common stock.    All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented.  The number of shares of common stock issuable upon exercise of outstanding stock options, vesting of other stock awards and the number of shares reserved for issuance under our convertible notes and various employee benefit plans were proportionately increased in accordance with the terms of the respective plans.

Certain 2007 amounts have been reclassified to conform with the 2008 presentation.

(2)                                  Recent Accounting Pronouncements:

In April 2007, the Financial Accounting Standards Boards (“FASB”) issued Staff Position (FSP) FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”), to amend FIN No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”).  This FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.  On January 1, 2008, the company adopted a policy to offset fair value amounts for multiple derivative instruments executed with the same counterparty under a master netting arrangement, which did not have a material impact on the company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in its financial statements.  This standard is effective, on a prospective basis, for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  This standard is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact on the company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“ SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  This standard is effective for fiscal years beginning after November 15, 2008.  Management is currently evaluating the impact on the company’s financial statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In March 2008, the FASB approved Staff Position APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”). FSP APB 14-a requires the issuer of a convertible debt instrument to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and would be applied retrospectively to all periods presented. Management is currently evaluating the impact on the company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1).  FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  Management is currently evaluating the impact on the company’s financial statements.

(3)                            The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2008	2007	2008	2007

Net earnings	$209,250	$95,564	$347,262	$180,180
Foreign currency translation adjustment	2,352	22,879	7,662	23,425
Amortization of net actuarial loss from pension plans	2,077	1,878	4,131	4,464

Comprehensive income	$213,679	$120,321	$359,055	$208,069

(4)                                The effective tax rate, based on the company’s actual operating results for the three and six months ended June 30, 2008 was approximately 39 percent, compared to approximately 33 percent and 36 percent, respectively, for the corresponding periods of 2007.  The lower effective tax rate for the three and six months ended June 30, 2007 was primarily attributable to the recognition of previously unrecognized tax benefits and the reversal of certain valuation allowances associated with foreign net operating losses.

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

(5)                                Cash paid for interest was $6.6 million and $5.0 million for the six months ended June 30, 2008 and 2007, respectively.  Income tax payments, net of receipts, were $159.1 million and $105.1 million during the six-month periods ended June 30, 2008 and 2007, respectively.

(6)                                As discussed above, the company effected a two-for-one stock split that was paid on July 16, 2008 in the form of a stock dividend. Accordingly, the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the July 16, 2008 stock split.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Dilutive securities included in the determination of shares used to compute diluted earnings per share (“EPS”) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(shares in thousands)	2008	2007	2008	2007

Employee stock options and restricted stock	1,276	1,438	1,309	1,482
Conversion equivalent of dilutive convertible debt	7,602	5,872	7,116	5,157
Total	8,878	7,310	8,425	6,639

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

The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, the company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008:

		Fair Value Measurements Using
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Debt securities*	$49.9	$49.9	$--	$--

* Debt securities of $36.3 million are classified as current assets in marketable securities on the Condensed Consolidated Balance Sheet.  The remaining $13.6 million is non-current and is therefore included in other assets on the Condensed Consolidated Balance Sheet.

(8)                                  Operating information by segment is as follows:

	Three Months Ended June 30		Six Months Ended June 30
External Revenue (in millions)	2008	2007	2008	2007

Oil & Gas	$3,342.2	$2,140.9	$5,945.5	$3,822.5
Industrial & Infrastructure	912.5	877.2	1,708.7	1,650.6
Government	300.4	325.1	580.1	671.0
Global Services	696.1	598.1	1,402.3	1,232.7
Power	522.4	280.2	944.0	486.5

Total external revenue	$5,773.6	$4,221.5	$10,580.6	$7,863.3

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Three Months Ended June 30		Six Months Ended June 30
Operating Profit (in millions)	2008	2007	2008	2007

Oil & Gas	$169.0	$100.5	$306.5	$188.8
Industrial & Infrastructure	121.4	22.6	150.8	43.7
Government	11.1	9.4	18.8	25.8
Global Services	66.1	48.2	119.6	95.1
Power	24.8	6.5	45.8	11.3

Total operating profit	$392.4	$187.2	$641.5	$364.7

Operating profit for the Industrial & Infrastructure segment for the three and six months ended June 30, 2008 included a pre-tax gain of $79.2 million from the sale of a joint venture interest in a wind power project in the United Kingdom.

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007

Total segment operating profit	$392.4	$187.2	$641.5	$364.7
Corporate administrative and general expense	(61.7)	(51.7)	(101.2)	(97.1)
Interest income, net	14.3	8.1	26.4	12.3

Earnings before taxes	$345.0	$143.6	$566.7	$279.9

Total assets in the Oil & Gas segment increased to $1.2 billion at June 30, 2008 from $891 million at December 31, 2007 primarily due to an increased level of project execution activities.

(9)                                 In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts.  In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition has been satisfied during each period since the fourth quarter of 2005 and the Notes have therefore been classified as short-term debt as of June 30, 2008 and December 31, 2007.  During the three and six months ended June 30, 2008, holders converted $5.1 million of the Notes in exchange for the principal balance owed in cash plus 114,756 shares of the company’s common stock. Subsequently, in July 2008, holders converted an additional $58 million of the Notes in exchange for the principal balance owed in cash plus 1,429,173 shares of the company’s common stock.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(10)                            Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2008	2007	2008	2007

Service cost	$9,669	$9,722	$19,300	$19,370
Interest cost	15,791	13,192	31,412	26,240
Expected return on assets	(19,923)	(17,424)	(39,664)	(34,653)
Amortization of prior service cost	3	(24)	5	(47)
Recognized net actuarial loss	3,319	4,196	6,604	8,356

Net periodic pension expense	$8,859	$9,662	$17,657	$19,266

The company currently expects to contribute approximately $50 million to $75 million into its defined benefit pension plans during 2008. During the six months ended June 30, 2008, contributions of approximately $13 million were made by the company.

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2008	2007	2008	2007

Service cost	$--	$--	$--	$--
Interest cost	350	352	700	702
Expected return on assets	--	--	--	--
Amortization of prior service cost	--	--	--	--
Recognized net actuarial loss	352	226	704	451

Net periodic postretirement benefit cost	$702	$578	$1,404	$1,153

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(11)                          The company’s director and executive stock plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2007. Restricted stock units and restricted stock awards totaling 434,201 shares and 390,590 shares were granted in the six months ended June 30, 2008 and 2007, respectively, at weighted average per share prices of $66 and $45, respectively. The awards for 2008 and 2007 vest ratably over three and five years, respectively. During the first half of 2008 and 2007, options for the purchase of 548,538 shares at a weighted average price of $68 per share and 843,640 shares at a weighted average price of $45 per share, respectively, were awarded.  The option awards for 2008 and 2007 vest ratably over three and five years, respectively. The option awards expire ten years after the grant date.

(12)                          The company and certain of its subsidiaries are involved in litigation in the ordinary course of business.  Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business.  The company and certain of our clients have claims arising from the performance under our contracts. The company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $222 million and $246 million at June 30, 2008 and December 31, 2007, respectively, and are primarily included in contract work in progress in

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

the accompanying Condensed Consolidated Balance Sheet.  Amounts ultimately realized from claims could differ materially from the balances included in the financial statements.  The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of June 30, 2008, several matters were in the litigation and dispute resolution process.  The following discussion provides a background and current status of these matters:

Infrastructure Joint Venture Project

The company participates in a 50/50 joint venture that is executing a fixed-price transportation infrastructure project in California.  The project continues to be subject to circumstances resulting in additional cost including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays.  The company continues to evaluate the impact of these circumstances on estimated total project cost, as well as claims for recoveries and other contingencies on the project. As of June 30, 2008, the company has recognized in cost and revenue its $52 million proportionate share of $104 million of cost relating to claims recognized by the joint venture. Total claims-related cost incurred, as well as claims submitted to the client by the joint venture, are in excess of the $104 million of recognized cost.  The project opened to traffic in November 2007 and is expected to be completed in the third quarter of 2008.

As of June 30, 2008, the client withheld liquidated damages totaling $51 million from amounts otherwise due the joint venture and has asserted additional claims against the joint venture.  The company believes that amounts withheld will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue because of the withholdings.   The company further believes that the claims against the joint venture are without merit.

London Connect Project

The company is involved in arbitration proceedings in connection with its London Connect Project, a $500 million lump-sum project to design and install a telecommunications network that allows transmission and reception throughout the London Underground system.  In February 2005, the company sought relief through arbitration proceedings for two issues.  First, the company is seeking relief for the overall delay and disruption to the project.  An interim decision from the arbitrator was received in December 2006 for the claim that relates to the contract time period of 2001 through 2003.  Each party filed appeals relating to certain aspects of the decision which were denied. Reflecting the interim decision for 2001 through 2003, the company has recognized $94 million in claims revenue relating to incurred cost attributed to the delay and disruption claims that are the subject of the arbitration proceedings, reduced for any settlement amounts.  In addition, the company was assessed and has paid $54 million representing its share of liquidated damages, a substantial portion of which has been reserved for possible non-collection.  Arbitration hearings have been completed for delay and disruption for the 2004 through 2005 time period on an interim basis and the company is awaiting a decision from the arbitration panel.

The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment.  The hearings on this issue have concluded and resulted in sustaining the company’s position that it did not have any responsibility for certain cost associated with this portion of the work under the contract.

Embassy Projects

The company has been performing work on 11 embassy projects over the last four years for the United States Department of State under fixed-price contracts.  These projects were adversely impacted by higher cost due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased cost to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor.  As of June 30, 2008, all embassy projects were complete.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

As of June 30, 2008, aggregate cost totaling $45 million relating to claims on three projects has been recognized in revenue.  Total claims-related cost incurred to date, along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue.  As the first formal step in dispute resolution, the majority of these claims have been certified in accordance with federal contracting requirements.   The company continues to periodically evaluate its position with respect to these claims.

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric, a Saudi Arabian corporation.  The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia.  Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has concluded.  In January 2005, the arbitration panel indicated that it would be rendering its decision in two phases; the first, a decision on entitlement and the second, a decision on damages.  On May 4, 2005, the arbitration panel issued a partial award on entitlement issues which confirmed Fluor’s entitlement to recovery of certain of its claims for cost incurred in construction of the plant.  On April 10, 2007, the arbitration panel issued a partial final award stipulating the amount of entitlement to recovery of certain claims and awarding interest on the net amounts due to Fluor.  A preliminary award on the calculation of interest due to Fluor has been received.  The company does not expect that the final resolution of the arbitration will have a material effect on its consolidated financial position or results of operations.

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

(13)                         In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances.  The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable.  For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.  As of June 30, 2008, no material changes to the amount of financial or performance guarantees outstanding had occurred since the filing of the company’s December 31, 2007 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of June 30, 2008, there were no material guarantees outstanding.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and notes and the company’s December 31, 2007 annual report on Form 10-K.  For purposes of reviewing this document, “operating profit” is calculated as revenue less cost of revenue excluding: corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

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

RESULTS OF OPERATIONS

Net earnings for the three and six months ended June 30, 2008 were $209.3 million, or $1.13 per diluted share, and $347.3 million, or $1.88 per diluted share, respectively.  These results compare with net earnings of $95.6 million, or $0.53 per diluted share, and $180.2 million, or $1.00 per diluted share, respectively, for the corresponding periods of 2007.

Consolidated revenue for the three and six months ended June 30, 2008 was $5.8 billion and $10.6 billion, respectively, compared to $4.2 billion and $7.9 billion for the corresponding periods in 2007.  All segments but Government reported increases in revenue.

The effective tax rate, based on the company’s actual operating results for the three and six months ended June 30, 2008 was approximately 39 percent, compared to approximately 33 percent and 36 percent, respectively, for the corresponding periods of 2007.  The lower effective tax rate for the three and six months ended June 30, 2007 was primarily attributable to the recognition of previously unrecognized tax benefits  and the reversal of certain valuation allowances associated with foreign net operating losses.

Consolidated new awards for the three and six months ended June 30, 2008 were $6.4 billion and $12.1 billion, respectively, compared to $5.8 billion and $10.3 billion in the corresponding 2007 periods.  The increase in new award activity was primarily attributable to the Oil & Gas and Industrial & Infrastructure segments, partially offset by lower new awards for Power.  Approximately 48 percent of consolidated new awards for the six months ended June 30, 2008 were for projects located outside of the United States.

Consolidated backlog at June 30, 2008 of $33.0 billion was approximately 28 percent higher compared to backlog at June 30, 2007 and approximately 9 percent higher than backlog at the end of 2007.  As of June 30, 2008, approximately 55 percent of consolidated backlog relates to international projects.  Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur.  Backlog may be increased or decreased to reflect the impact of project cancellations, deferrals or changes to project scope or cost.

OIL & GAS

Revenue and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007

Revenue	$3,342.2	$2,140.9	$5,945.5	$3,822.5
Operating profit	169.0	100.5	306.5	188.8

Revenue has increased 56 percent for both the three and six months ended June 30, 2008 compared to the corresponding periods in 2007 as a result of higher project execution activities from the significant number of new projects awarded over the last few years.  The current year revenue growth has been accompanied by substantial operating profit increases.

New awards for the three months ended June 30, 2008 were $3.0 billion, compared to $2.1 billion for the corresponding period of 2007.  New awards during the 2008 period included major projects in the United States and Russia.  Backlog at June 30, 2008 increased 49 percent to $20.9 billion compared to $14.0 billion at June 30, 2007.  The increase in backlog reflects the broad-based strength of the segment’s various markets, particularly the high world-wide demand for new capacity in oil and gas exploration and refining, as well as for polysilicon.

Total assets in the segment increased to $1.2 billion at June 30, 2008 from $891 million at December 31, 2007 primarily due to the increased level of project execution activities.

INDUSTRIAL & INFRASTRUCTURE

Revenue and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007

Revenue	$912.5	$877.2	$1,708.7	$1,650.6
Operating profit	121.4	22.6	150.8	43.7

Revenue for the three and six months ended June 30, 2008 increased over the respective prior year periods primarily due to growth in the mining and metals business line.  Operating profit for the three and six months ended June 30, 2008 was favorably impacted by substantially improved performance by the mining and metals and manufacturing and life sciences business lines, as well as a pre-tax gain of $79.2 million from the sale of a joint venture interest in a wind power project in the United Kingdom.

New awards for the three months ended June 30, 2008 were $2.4 billion compared to $1.1 billion for the 2007 comparison period.  The increase in new awards is largely attributable to the wind power project in the United Kingdom.  Backlog increased to $7.1 billion at June 30, 2008 compared to $5.7 billion at June 30, 2007.  The increase is attributable to large infrastructure project awards in the fourth quarter of 2007 and the second quarter of 2008.

GOVERNMENT

Revenue and operating profit for the Government segment are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007

Revenue	$300.4	$325.1	$580.1	$671.0
Operating profit	11.1	9.4	18.8	25.8

Revenue for the three and six months ended June 30, 2008 decreased compared to the corresponding periods in the prior year primarily due to reduced contributions from embassy projects and Iraq-related work.  The slight improvement in operating profit for the three months ended June 30, 2008 when compared to the same period in 2007 was primarily attributable to embassies.  Operating profit for the six months ended June 30, 2008 was 27 percent lower compared to the six months ended June 30, 2007 due to higher contributions from FEMA hurricane relief task orders and Iraq-related work in the 2007 period.  In addition, the prior year period included performance incentives earned on the Hanford contract.

New awards were $87 million for the three months ended June 30, 2008 compared to $181 million for the three months ended June 30, 2007, with the decrease primarily due to reduced new awards for Iraq-related contracts.  Backlog at June 30, 2008 was $316 million compared to $428 million at June 30, 2007.  During the second quarter of 2008, the formal protests regarding the Savannah River and LOGCAP IV contract awards were favorably resolved.  Pending a successful transition period, the company will book a new award for the first year of the Savannah River contract in the third quarter of 2008.  The company will record backlog for LOGCAP IV as individual task orders are awarded.

GLOBAL SERVICES

Revenue and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007

Revenue	$696.1	$598.1	$1,402.3	$1,232.7
Operating profit	66.1	48.2	119.6	95.1

Revenue, operating profit and operating profit margin increased during the three and six months ended June 30, 2008 compared to the same periods in 2007, primarily driven by the performance of the operations and maintenance, equipment and supply chain solutions business lines.

New awards for the three months ended June 30, 2008 were $673 million compared to $570 million for the same period in 2007. Current year new awards primarily relate to renewals and expanded scope of existing customer contracts.  Backlog at June 30, 2008 was $2.7 billion, up slightly from $2.6 billion at June 30, 2007.

Operations and maintenance activities that have yet to be performed comprise Global Services backlog.  The equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards. In recent years, Global Services has derived larger percentages of its revenue and operating profit from short-duration operations and maintenance activities and from these non-backlog reporting business lines. Therefore, Global Services revenue and profit increases may outpace backlog growth.

POWER

Revenue and operating profit for the Power segment are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007

Revenue	$522.4	$280.2	$944.0	$486.5
Operating profit	24.8	6.5	45.8	11.3

Revenue and operating profit for the three and six months ended June 30, 2008 have increased compared to the corresponding periods of 2007 as the result of higher levels of project execution activities.  The increase in 2008 operating profit margin is primarily due to the performance of the segment’s key projects, including a large coal-fired power plant that was awarded in the second quarter of 2007.

New awards for the three months ended June 30, 2008 were $206 million, compared to $1.8 billion for the 2007 comparison period, which included a large coal-fired power plant.  Backlog at June 30, 2008 decreased to $1.9 billion compared to $3.0 billion at June 30, 2007.  Both new award activity and backlog have been impacted by delays in obtaining air permits for certain coal-fired power plants.

OTHER

Corporate administrative and general expense for the three and six months ended June 30, 2008 was $61.7 million and $101.2 million, respectively, compared to $51.7 million and $97.1 million in the corresponding periods of 2007.  The increase in corporate administrative and general expense for the three and six months ended June 30, 2008 compared to the corresponding periods of 2007, is primarily due to increased compensation cost, as a result of the  strong 2008 operating performance and increase in the company’s share price, which affects the expense associated with share-based plans.

Net interest income of $14.3 million and $26.4 million during the three and six month periods ended June 30, 2008 compares with net interest income of $8.1 million and $12.3 million during the corresponding periods of 2007.  This improvement is the primary result of higher cash balances that were deposited in interest bearing accounts or invested in marketable securities.

Income tax expense for the three and six months ended June 30, 2008 and 2007 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

As of June 30, 2008, the following matters relating to completed and in progress projects were in the dispute resolution process:

Infrastructure Joint Venture Project

London Connect Project

Embassy Projects

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

Conex International vs. Fluor Enterprises, Inc.

Discussion of the status of these projects is included in Footnote 12 to the Condensed Consolidated Financial Statements.

FINANCIAL POSITION AND LIQUIDITY

During the six months ended June 30, 2008, cash generated by operating activities of $681.6 million resulted from earnings sources and increases in advance billings.

Cash utilized by investing activities was $373.9 million in the first half of 2008 compared to $327.5 million in the 2007 comparison period.  The company invests excess cash in marketable securities.  Investments in marketable securities are governed by the company’s investment policy, which focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. Capital expenditures were $127.1 million in the six months ended June 30, 2008 compared to $120.6 million during the 2007 period.  Expenditures during the current year include significant amounts relating to equipment operations and investments in computer infrastructure upgrades.  Also included in the cash flow for investing activities during the six months ended June 30, 2008 were proceeds of  $79.2 million from the sale of a joint venture interest in a wind power project in the United Kingdom.

Financing activities in the first six months of 2007 include non-recourse project financing of GeneSYS Communications Limited, which is no longer consolidated in the company’s financial statements. Impacting cash flows in the first six months of both 2008 and 2007 was $12.2 million and $6.4 million, respectively, in cash received from the exercise of stock options.  In the first quarter of 2008, the company’s Board of Directors authorized an increase in the quarterly dividend payable April 2, 2008 to $0.125 per share (split adjusted) from $0.10 per share (split adjusted). Second quarter dividends were declared at the pre-split price, but future quarterly dividends, if any, will be on a post-split basis of $0.125 per share.  Declared dividends are typically paid during the month following the quarter in which they are declared.  The payment and level of future cash dividends will be subject to the discretion of the company’s Board of Directors.   The company’s total debt to total capitalization (“debt-to-capital”) ratio at June 30, 2008 was 10.9 percent compared to 12.5 percent at December 31, 2007.

During the six months ended June 30, 2008, exchange rates for functional currencies for most of the company’s international operations continued to strengthen against the U.S. dollar, resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive loss.  Because most of the cash held in foreign currencies will be used for project related expenditures in those currencies, the company’s exposure to realized exchange gains and losses is considered nominal.

Liquidity is provided by cash generated from operations, advance billings on contracts in progress and access to financial markets. As customer advances are reduced through use in project execution and if not replaced by advances on new projects, the company’s cash position would be reduced.  For the next 12 months, cash generated from operations and additional advance billings, along with unused credit capacity and the option to issue debt or equity securities, if required, is expected to be sufficient to fund operating requirements.

In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts.  In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition has been satisfied during each period since the fourth quarter of 2005 and the Notes have therefore been classified as short-term debt as of June 30, 2008 and December 31, 2007.  During the three and six months ended June 30, 2008, holders converted $5.1 million of the Notes in exchange for the principal balance owed in cash plus 114,756 shares of the company’s common stock. Subsequently, in July 2008, holders converted an additional $58 million of the Notes in exchange for the principal balance owed in cash plus 1,429,173 shares of the company’s common stock. The company does not know the timing or principal amount of the remaining Notes that may be presented for conversion in the future. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

Off-Balance Sheet Arrangements

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $2.3 billion in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or performance and completion guarantees on engineering and construction contracts.  At June 30, 2008, the company had utilized $1.0 billion of its credit capacity. The company has $110 million in credit lines for general purposes in addition to the amount above. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts.  These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances.  The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution.  As of June 30, 2008, there were no material guarantees outstanding.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower.  Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of June 30, 2008, no material changes to financial guarantees of the debt of third parties had occurred since the filing of the company’s December 31, 2007 annual report on Form 10-K and the carrying value of recorded guarantee obligations was not significant as of either of these dates.

Financial Instruments

The company utilizes foreign exchange forward or options contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation.  At June 30, 2008, the company had forward foreign exchange contracts of less than 2 months duration to exchange major world currencies for U.S. dollars.  The total gross notional amount of these contracts was $15 million. In addition to foreign exchange forward option contracts, the company from time to time enters into price-risk management transactions (e.g., commodity swaps) to minimize the volatility of project cost.  At June 30, 2008 the company had commodity swap contracts of less than 3 years duration and a total gross notional amount of $15 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes on this matter in the first six months of 2008.  Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2007 remain current.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred as of the end of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended June 30
(in millions)	2008	2007

Backlog – beginning of period	$31,458.0	$23,707.0
New awards	6,393.3	5,797.8
Adjustments and cancellations, net	762.5	304.9
Work performed	(5,603.9)	(4,110.9)

Backlog – end of period	$33,009.9	$25,698.8

	Six Months Ended June 30
(in millions)	2008	2007

Backlog – beginning of period	$30,170.8	$21,877.7
New awards	12,092.1	10,261.4
Adjustments and cancellations, net	955.2	1,218.6
Work performed	(10,208.2)	(7,658.9)

Backlog – end of period	$33,009.9	$25,698.8

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table provides information about purchases by the company during the quarter ended June 30, 2008 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act. All share and per share data, including the number of shares available for repurchase, has been adjusted to reflect the effect of the two-for-one stock split.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (2)

April 1, 2008 – April 30, 2008	11,708	$75.99	N/A	8,270,800

May 1, 2008 – May 31, 2008	1,086	$92.30	N/A	8,270,800

June 1, 2008 – June 30, 2008	2,650	$95.59	N/A	8,270,800

Total	15,444	$80.51

(1)                                     Shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)                                     On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. On August 6, 2008, the Board of Directors increased the number of shares available for repurchase by 4,135,400 shares to account for the company’s two-for-one stock split. This repurchase program is ongoing and does not have an expiration date.

Item 6.           Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2008).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on August 6, 2008).
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

FLUOR CORPORATION

Date: August 11, 2008	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date: August 11, 2008	/s/ Gary G. Smalley
Gary G. Smalley
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2008).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on August 6, 2008).
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