Form 10-Q
period 2008-09-30
FLUOR CORP
filed 2008-11-06
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:  1-16129

FLUOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0927079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6700 Las Colinas Boulevard Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2008, 181,506,177 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

September 30, 2008

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
TOTAL REVENUE	$5,673,818	$4,115,226	$16,254,369	$11,978,568

TOTAL COST OF REVENUE
Cost of revenue	5,349,528	3,925,705	15,367,757	11,424,354
Gain on sale of joint venture interest	--	--	(79,209)	--

OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	44,584	44,931	145,802	142,049
Interest expense	3,029	6,989	9,569	19,389
Interest income	(19,170)	(17,662)	(52,101)	(42,339)

Total Cost and Expenses	5,377,971	3,959,963	15,391,818	11,543,453

EARNINGS BEFORE TAXES	295,847	155,263	862,551	435,115
INCOME TAX EXPENSE	112,748	61,587	332,190	161,259

NET EARNINGS	$183,099	$93,676	$530,361	$273,856

EARNINGS PER SHARE*
BASIC	$1.03	$0.54	$3.00	$1.57

DILUTED	$1.01	$0.51	$2.89	$1.51

SHARES USED TO CALCULATE EARNINGS PER SHARE*
BASIC	178,253	174,646	176,740	174,308

DILUTED	181,920	183,460	183,579	181,672

DIVIDENDS DECLARED PER SHARE*	$0.125	$0.10	$0.375	$0.30

* All share and per share amounts were adjusted for the July 16, 2008 two-for-one stock split.

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	September 30, 2008	December 31, 2007 *

ASSETS

Current assets
Cash and cash equivalents	$1,514,943	$1,175,144
Marketable securities	709,730	539,242
Accounts and notes receivable	1,144,447	946,565
Contract work in progress	1,068,328	977,945
Deferred taxes	161,396	151,028
Other current assets	209,549	269,576

Total current assets	4,808,393	4,059,500

Property, plant and equipment (net of accumulated depreciation of $684,378 and $614,807, respectively)	820,573	784,387
Investments and goodwill	300,313	263,062
Deferred taxes	320,076	309,141
Deferred compensation trusts	228,630	275,317
Other	127,135	104,772

	$6,605,120	$5,796,179

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$1,070,655	$985,247
Convertible senior notes	140,129	307,222
Advance billings on contracts	1,117,850	772,485
Accrued salaries, wages and benefits	590,654	507,198
Other accrued liabilities	309,350	287,942

Total current liabilities	3,228,638	2,860,094

Long-term debt due after one year	17,717	17,704
Non-current liabilities	617,763	643,922
Contingencies and commitments

Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value); none issued	--	--
Common – authorized 375,000,000 shares ($0.01 par value); issued and outstanding – 181,390,104** and 177,364,640** shares in 2008 and 2007, respectively	1,814	1,774
Additional capital	743,855	705,241
Accumulated other comprehensive loss	(109,462)	(74,172)
Retained earnings	2,104,795	1,641,616

Total shareholders’ equity	2,741,002	2,274,459

	$6,605,120	$5,796,179

*	Amounts at December 31, 2007 are based on audited financial statements.
**	Share amounts were adjusted for the July 16, 2008 two-for-one stock split.

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$530,361	$273,856
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	121,344	105,339
Amortization of intangibles	1,318	1,463
Gain on sale of joint venture interest	(79,209)	--
Restricted stock and stock option amortization	27,067	24,177
Minority interest	6,287	(7,696)
Deferred compensation trust	46,687	(20,459)
Deferred compensation obligation	(50,632)	31,707
Taxes paid on vested restricted stock	(16,666)	(12,243)
Deferred taxes	(4,775)	(39,637)
Stock option tax benefit	(16,030)	(17,571)
Retirement plan accrual, net of contributions	(10,150)	(26,077)
Decrease in unbilled fees receivable	--	118,162
Changes in operating assets and liabilities	308,026	226,897
Equity in earnings of investees	(10,715)	(8,498)
Other items	2,285	(377)

Cash provided by operating activities	855,198	649,043

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(211,782)	(200,923)
Proceeds from disposal of property, plant and equipment	38,043	44,433
Purchases of marketable securities	(1,310,863)	(540,998)
Proceeds from the sales and maturities of marketable securities	1,112,938	144,300
Investments	(2,210)	(57)
Proceeds from sale of joint venture interest	79,209	--
Other items	(780)	(2,547)

Cash utilized by investing activities	(295,445)	(555,792)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of non-recourse project financing	--	101,665
Capital contribution from joint venture partners	3,872	24,090
Repayment of convertible debt	(167,093)	--
Repayment of non-recourse project financing	--	(23,376)
Repayment of equity bridge loan	--	(19,126)
Stock options exercised	12,712	10,963
Stock option tax benefit	16,030	17,571
Dividends paid	(67,182)	(52,663)
Other items	(350)	(201)

Cash (utilized) provided by financing activities	(202,011)	58,923

Effect of exchange rate changes on cash	(17,943)	45,672

Increase in cash and cash equivalents	339,799	197,846

Cash and cash equivalents at beginning of period	1,175,144	976,050

Cash and cash equivalents at end of period	$1,514,943	$1,173,896

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)           The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2007 annual report on Form 10-K.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly its consolidated financial position at September 30, 2008 and its consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007.

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

(2)           Recent Accounting Pronouncements:

In April 2007, the Financial Accounting Standards Board (“FASB”) issued Staff Position FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”), to amend FIN No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”).  FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.  On January 1, 2008, the company adopted a policy to offset fair value amounts for multiple derivative instruments executed with the same counterparty under a master netting arrangement, which did not have a material impact on the company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in its financial statements.  This standard is effective, on a prospective basis, for business combinations that occur in fiscal years beginning after December 15, 2008.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  Management is currently evaluating the impact on the company’s financial statements.

(3)           The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2008	2007	2008	2007

Net earnings	$183,099	$93,676	$530,361	$273,856
Unrealized loss on debt securities	(96)	--	(96)	--
Unrealized loss on commodity swap forward contracts	(770)	--	(770)	--
Foreign currency translation adjustment	(48,254)	19,158	(40,592)	42,583
Amortization of net actuarial loss from pension plans	2,037	2,630	6,168	7,094

Comprehensive income	$136,016	$115,464	$495,071	$323,533

(4)           The effective tax rate, based on the company’s actual operating results for the three and nine months ended September 30, 2008 was 38.1 percent and 38.5 percent, respectively, compared to 39.7 percent and 37.1 percent, respectively, for the corresponding periods of 2007.  The lower effective tax rate for the three month period ending September 30, 2008 was primarily attributable to an increase in the amount of income eligible for the domestic production activities deduction.  The higher effective tax rate for the nine months ended September 30, 2008 was primarily attributable to a change in the ability to use certain foreign losses to reduce worldwide income subject to U.S. income taxes, partially offset by the increase in income on activities eligible for the domestic production activities deduction.

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

(5)           Cash paid for interest was $10.5 million and $28.4 million for the nine months ended September 30, 2008 and 2007, respectively.  Income tax payments, net of receipts, were $268.0 million and $166.2 million during the nine-month periods ended September 30, 2008 and 2007, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)           As discussed above, the company effected a two-for-one stock split that was paid on July 16, 2008 in the form of a stock dividend. Accordingly, the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the July 16, 2008 stock split.

Dilutive securities included in the determination of shares used to compute diluted earnings per share (“EPS”) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(shares in thousands)	2008	2007	2008	2007

Employee stock options and restricted stock	1,151	1,600	1,256	1,522
Conversion equivalent of dilutive convertible debt	2,516	7,214	5,583	5,842
Total	3,667	8,814	6,839	7,364

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

The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, the company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008:

		Fair Value Measurements Using
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Investments in debt securities*	$39.2	$39.2	$--	$--

* Investments in debt securities of $28.6 million are classified as current assets in marketable securities on the Condensed Consolidated Balance Sheet.  The remaining $10.6 million is non-current and is therefore included in other assets on the Condensed Consolidated Balance Sheet.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(8)               Operating information by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
External Revenue (in millions)	2008	2007	2008	2007

Oil & Gas	$3,302.9	$2,177.9	$9,248.4	$6,000.4
Industrial & Infrastructure	878.5	735.4	2,587.2	2,386.0
Government	368.7	336.6	948.8	1,007.7
Global Services	592.9	541.7	1,995.2	1,774.4
Power	530.8	323.6	1,474.8	810.1

Total external revenue	$5,673.8	$4,115.2	$16,254.4	$11,978.6

	Three Months Ended September 30		Nine Months Ended September 30
Operating Profit (in millions)	2008	2007	2008	2007

Oil & Gas	$205.6	$111.5	$512.1	$300.3
Industrial & Infrastructure	27.9	26.7	178.7	70.5
Government	17.7	(2.1)	36.5	23.6
Global Services	49.0	47.5	168.6	142.6
Power	24.1	5.9	69.9	17.2

Total operating profit	$324.3	$189.5	$965.8	$554.2

Operating profit for the Industrial & Infrastructure segment for the nine months ended September 30, 2008 included a pre-tax gain of $79.2 million from the sale of a joint venture interest in a wind power project in the United Kingdom.

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007

Total segment operating profit	$324.3	$189.5	$965.8	$554.2
Corporate administrative and general expense	(44.6)	(44.9)	(145.8)	(142.1)
Interest income, net	16.1	10.7	42.6	23.0

Earnings before taxes	$295.8	$155.3	$862.6	$435.1

Total assets in the Oil & Gas segment increased to $1.2 billion at September 30, 2008 from $891 million at December 31, 2007 primarily due to an increased level of project execution activities.  Total assets in the Industrial & Infrastructure segment increased to $679 million at September 30, 2008 from $576 million at December 31, 2007, due to the increase in volume across all business lines.

(9)           In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts.  In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition has been satisfied during each period since the fourth quarter of 2005 and the Notes have therefore been classified as short-term debt as of September 30, 2008 and December 31, 2007.  During the nine months ended September 30, 2008, holders converted $167.1 million of the Notes in exchange for the principal balance owed in cash plus 3,942,432 shares of the company’s common stock. Subsequently, in October 2008,

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

holders converted an additional $6.6 million of the Notes in exchange for the principal balance owed in cash plus 116,360 shares of the company’s common stock.

(10)         Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2008	2007	2008	2007

Service cost	$9,563	$9,785	$28,863	$29,155
Interest cost	15,472	13,314	46,884	39,554
Expected return on assets	(19,530)	(17,588)	(59,194)	(52,241)
Amortization of prior service cost	2	(24)	7	(71)
Recognized net actuarial loss	3,258	4,232	9,862	12,588

Net periodic pension expense	$8,765	$9,719	$26,422	$28,985

Due to adverse conditions in the equity markets, coupled with the business objective of the company to utilize available resources to maintain or achieve full funding of accumulated benefits in most of its defined benefit pension plans, the company is increasing the range of expected contributions to the plans for 2008. The expected range for total contributions is $125 million to $150 million, which is expected to be in excess of the minimum regulatory funding requirements.  During the nine months ended September 30, 2008, contributions of approximately $37 million were made by the company.

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2008	2007	2008	2007

Service cost	$--	$--	$--	$--
Interest cost	350	353	1,051	1,055
Expected return on assets	--	--	--	--
Amortization of prior service cost	--	--	--	--
Recognized net actuarial loss	352	226	1,055	677

Net periodic postretirement benefit cost	$702	$579	$2,106	$1,732

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(11)         The company’s director and executive stock plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2007. Restricted stock units and restricted stock awards representing 434,201 shares and 393,662 shares were granted in the nine months ended September 30, 2008 and 2007, respectively, at weighted average per share prices of $66 and $45, respectively. The awards for 2008 and 2007 vest ratably over three and five years, respectively. During the nine months ended September 30, 2008 and 2007, options for the purchase of 548,538 shares at a weighted average price of $68 per share and 843,640 shares at a weighted average price of $45 per share, respectively, were awarded.  The option awards for 2008 and 2007 vest ratably over three and five years, respectively. The option awards expire ten years after the grant date.

(12)         The company and certain of its subsidiaries are involved in litigation in the ordinary course of business.  Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business.  The company and certain of our clients have claims arising

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

from the performance under our contracts. The company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated.  Recognized claims against clients amounted to $225 million and $246 million at September 30, 2008 and December 31, 2007, respectively, and are primarily included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet.  Amounts ultimately realized from claims could differ materially from the balances included in the financial statements.  The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of September 30, 2008, several matters were in the litigation and dispute resolution process.  The following discussion provides a background and current status of these matters:

Infrastructure Joint Venture Project

The company participates in a 50/50 joint venture that is executing a fixed-price transportation infrastructure project in California.  The project continues to be subject to circumstances resulting in additional cost including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays.  The company continues to evaluate the impact of these circumstances on estimated total project cost, as well as claims for recoveries and other contingencies on the project.  As of September 30, 2008, the company has recognized in cost and revenue its $52 million proportionate share of $104 million of cost relating to claims recognized by the joint venture.  Total claims-related cost incurred, as well as claims submitted to the client by the joint venture, are in excess of the $104 million of recognized cost.  The project opened to traffic in November 2007 and is expected to be completed in early 2009.

As of September 30, 2008, the client withheld liquidated damages totaling $51 million from amounts otherwise due the joint venture and has asserted additional claims against the joint venture.  The company believes that amounts withheld will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue for its $25.5 million proportionate share of the withheld liquidated damages.  The company further believes that the claims against the joint venture are without merit.

London Connect Project

The company is involved in arbitration proceedings in connection with its London Connect Project, a $500 million lump-sum project to design and install a telecommunications network that allows transmission and reception throughout the London Underground system.  In February 2005, the company sought relief through arbitration proceedings for two issues.  First, the company is seeking relief for the overall delay and disruption to the project.  An interim decision from the arbitrator was received in December 2006 for the claim that relates to the contract time period of 2001 through 2003.  Each party filed appeals relating to certain aspects of the decision which were denied.  Reflecting the interim decision for 2001 through 2003, the company has recognized $98 million in claims revenue relating to incurred cost attributed to the delay and disruption claims that are the subject of the arbitration proceedings, reduced for any settlement amounts.  In addition, the company was assessed and has paid $54 million representing its share of liquidated damages, a substantial portion of which has been reserved for possible non-collection.  Arbitration hearings have been completed for delay and disruption for the 2004 through 2005 time period on an interim basis and the company is awaiting a decision from the arbitration panel.

The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment.  The hearings on this issue have concluded and resulted in sustaining the company’s position that it did not have any responsibility for certain cost associated with this portion of the work under the contract.

The company continues to explore resolution with the client, but if these efforts are unsuccessful, the company intends to file an omnibus arbitration demand for final relief in the first quarter of 2009.  The omnibus arbitration will seek payment of all amounts owed by the client, as well as the resolution of any new claims through project completion of both of the above issues.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

During the three and nine months ended September 30, 2008, provisions of $15.5 million and $32.7 million, respectively, were recognized as the result of reassessments of the remaining time and cost to complete the project and the probability of recovery of liquidated damages and certain claims.

Embassy Projects

The company has been performing work on 11 embassy projects over the last four years for the United States Department of State under fixed-price contracts.  These projects were adversely impacted by higher cost due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased cost to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor.  As of September 30, 2008, all embassy projects were complete.

As of September 30, 2008, aggregate cost totaling $45 million relating to claims on three projects has been recognized in revenue.  Total claims-related cost incurred to date, along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue.  As the first formal step in dispute resolution, the majority of these claims have been certified in accordance with federal contracting requirements.  The company continues to periodically evaluate its position with respect to these claims.

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric (“SAMGE”), a Saudi Arabian corporation.  The complaint seeks damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia.  Subsequent to a motion to compel arbitration of the matter, the company initiated arbitration proceedings in New York under the American Arbitration Association international rules. The evidentiary phase of the arbitration has concluded.  In January 2005, the arbitration panel indicated that it would be rendering its decision in two phases; the first, a decision on entitlement and the second, a decision on damages.  On May 4, 2005, the arbitration panel issued a partial award on entitlement issues which confirmed Fluor’s entitlement to recovery of certain of its claims for cost incurred in construction of the plant.  On April 10, 2007, the arbitration panel issued a partial final award stipulating the amount of entitlement to recovery of certain claims and awarding interest on the net amounts due to Fluor.  A final award on the calculation of interest due to Fluor has been received.  All amounts have been collected except for post-award, pre-judgment interest of approximately $1 million and a retention receivable of approximately $9 million to be paid by SAMGE after it receives payment from the owner.

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

The company has appealed the decision and believes, based on the advice of counsel, that it is probable that the judgment based on this verdict will be overturned.  The company strongly believes that this verdict is supported

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

neither by the facts nor the law, and will pursue all possible avenues for reconsideration or appeal.  Accordingly, the company has not recognized a charge reflecting the verdict amount.

Fluor Corporation v. Citadel Equity Fund Ltd.

Citadel Equity Fund Ltd., a hedge fund and investor in the company’s 1.5 percent Convertible Senior Notes (the “Notes”), and the company are disputing the calculation of the number of shares of the company’s common stock that were issued to Citadel upon conversion of approximately $58 million of Notes.  Citadel argues that it is entitled to an additional $28.3 million in value under its proposed calculation method.  The company believes that the payout given to Citadel was proper and correct and that Citadel’s claims are without merit. The company is vigorously defending its position.

(13)         In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances.  The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable.  For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.  As of September 30, 2008, no material changes to the amount of performance guarantees outstanding had occurred since the filing of the company’s December 31, 2007 annual report on Form 10-K.  Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of September 30, 2008, there were no material guarantees outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected revenue and earnings levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature.  These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties.  As a result, caution must be exercised in relying on forward-looking statements.  Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

•	The current worldwide financial crisis, which may cause or accelerate a number of the other factors listed below;
•	Customer cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time;
•	Decreased capital investment or expenditures, or a failure to make anticipated increased capital investment or expenditures, by the company’s customers;
•	The availability of credit and restrictions imposed by credit facilities, both for the company and our customers;
•	Customer delays or defaults in making payments;
•	The cyclical nature of many of the markets the company serves and its vulnerability to downturns such as the current worldwide economic downturn;
•	The company’s failure to receive anticipated new contract awards and the related impacts on staffing levels and cost;
•	Difficulties or delays incurred in the execution of contracts, including performance by our joint venture or teaming partners, resulting in cost overruns or liabilities;
•	Changes in global business, economic (including currency risk), political and social conditions;
•	Failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases losses on projects;
•	Possible limitations of bonding or letter of credit capacity;
•	The company’s ability to hire and retain qualified personnel;
•	Competition in the global engineering, procurement and construction industry;
•	A failure to obtain favorable results in existing or future litigation or dispute resolution proceedings;
•	The company’s ability to identify and successfully integrate acquisitions;
•	The potential impact of certain tax matters including, but not limited to, those from foreign operations and the ongoing audits by tax authorities;
•	Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business, resulting in unanticipated losses on fixed-price projects;
•	The impact of past and future environmental, health and safety regulations;
•	The impact of anti-bribery and international trade laws and regulations;
•	The company’s ability to secure appropriate insurance;
•	Limitations on cash transfers from subsidiaries that may restrict the company’s ability to satisfy financial obligations or to pay interest or principal when due on outstanding debt;
•	Restrictions on possible transactions imposed by Delaware law; and
•	Possible systems and information technology interruptions.

While most risks affect only future cost or revenue anticipated by the company, some risks may relate to accruals that have already been reflected in earnings.  The company’s failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized, could result in a charge against future earnings.

Additional information concerning these and other factors can be found in our press releases as well as our periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. Risk Factors” in this Form 10-Q as well as the company’s Form 10-K filed February 29, 2008.  These filings are available publicly on the SEC’s website at http://www.sec.gov, on Fluor’s website at http://investor.fluor.com or upon request from Fluor’s Investor Relations Department: (469) 398-7220.  Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net earnings for the three and nine months ended September 30, 2008 were $183.1 million, or $1.01 per diluted share, and $530.4 million, or $2.89 per diluted share, respectively.  These results compare with net earnings of $93.7 million, or $0.51 per diluted share, and $273.9 million, or $1.51 per diluted share, respectively, for the corresponding periods of 2007.  Earnings before taxes for the three and nine months ended September 30, 2008 included provisions totaling $15.5 million and $32.7 million, respectively, in the Industrial & Infrastructure segment for a fixed-price telecommunications project in the United Kingdom.  Earnings before taxes for the nine months ended September 30, 2008 included a pre-tax gain of $79.2 million in the Industrial & Infrastructure segment from the sale of a joint venture interest in a wind power project in the United Kingdom.

Earnings before taxes for the three months ended September 30, 2007 included a provision of $20.9 million in the Government segment for a fixed-price contract in Afghanistan.  In addition, the three and nine months ended September 30, 2007 were impacted by provisions totaling $4.7 million and $16.0 million, respectively, for a fixed-price transportation project in California in the Industrial & Infrastructure segment.

Consolidated revenue for the three and nine months ended September 30, 2008 was $5.7 billion and $16.3 billion, respectively, compared to $4.1 billion and $12.0 billion for the corresponding periods in 2007.  For the three months ended September 30, 2008 all segments reported increases in revenue compared to the same quarter in 2007.  For the nine months ended September 30, 2008, all segments but Government reported increases in revenue.

The effective tax rate, based on the company’s actual operating results for the three and nine months ended September 30, 2008 was 38.1 percent and 38.5 percent, respectively, compared to 39.7 percent and 37.1 percent, respectively, for the corresponding periods of 2007.  The lower effective tax rate for the three month period ending September 30, 2008 was primarily attributable to an increase in the amount of income eligible for the domestic production activities deduction.  The higher effective tax rate for the nine months ended September 30, 2008 was primarily attributable to a change in the ability to use certain foreign losses to reduce worldwide income subject to U.S. income taxes, partially offset by the increase in income on activities eligible for the domestic production activities deduction.

Consolidated new awards for the three and nine months ended September 30, 2008 were $8.8 billion and $20.9 billion, respectively, compared to $6.0 billion and $16.3 billion in the corresponding 2007 periods.  The increase in new award activity was primarily attributable to the Oil & Gas and Industrial & Infrastructure segments, partially offset by lower new awards for Power.  Approximately 46 percent of consolidated new awards for the nine months ended September 30, 2008 were for projects located outside of the United States.

Consolidated backlog at September 30, 2008 of $36.5 billion was approximately 31 percent higher compared to backlog at September 30, 2007 and approximately 21 percent higher than backlog at the end of 2007.  As of September 30, 2008, approximately 53 percent of consolidated backlog relates to international projects.  Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur.  Backlog may be increased or decreased to reflect the impact of project cancellations, deferrals or changes to project scope or cost.

OIL & GAS

Revenue and operating profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007

Revenue	$3,302.9	$2,177.9	$9,248.4	$6,000.4
Operating profit	205.6	111.5	512.1	300.3

Revenue increased 52 percent and 54 percent for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007 as a result of continued growth in project execution activities from the significant number of new projects awarded over the last few years.  The current year revenue growth has been accompanied by substantial operating profit increases.  Operating profit margin for the three and nine months ended September 30, 2008 was 6.2 percent and 5.5 percent, respectively, compared to 5.1 percent and 5.0 percent in the same 2007 periods.  Margins are comparatively higher in 2008 for a number of reasons, including the performance of certain large projects in the engineering phase which typically generate higher margins than projects in the construction phase and improved contributions for other major projects of the segment.

New awards for the three months ended September 30, 2008 were $5.1 billion, compared to $4.3 billion for the corresponding period of 2007.  New awards during the 2008 period included major projects in the United States and Russia.  New awards during the third quarter of 2007 included $2.0 billion for a major refinery project in the Middle East.  Backlog at September 30, 2008 increased 39 percent to $22.8 billion compared to $16.4 billion at September 30, 2007.  The increase in backlog reflects the broad-based strength of the segment’s various markets, particularly the high world-wide demand for new capacity in oil and gas exploration and refining, as well as for polysilicon.

Total assets in the segment increased to $1.2 billion at September 30, 2008 from $891 million at December 31, 2007 primarily due to the increased level of project execution activities.

INDUSTRIAL & INFRASTRUCTURE

Revenue and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007

Revenue	$878.5	$735.4	$2,587.2	$2,386.0
Operating profit	27.9	26.7	178.7	70.5

Revenue for the three months ended September 30, 2008 increased by 19 percent compared to the same period in 2007, primarily due to growth in the mining and metals and manufacturing and life sciences business lines.  Revenue for the nine months ended September 30, 2008 increased 8 percent compared to the corresponding period in the prior year, primarily on the strength of mining and metals project performance.

Operating profit for the three months ended September 30, 2008 increased marginally compared to the same quarter in the prior year, primarily driven by the mining and metals business line, offset by provisions for a telecommunications project discussed below.  Operating profit for the nine months ended September 30, 2008 increased significantly compared to the prior year comparison period, as the result of improved performance in the mining and metals and manufacturing and life sciences business lines and a pre-tax gain of $79.2 million from the sale of a joint venture interest in a wind power project in the United Kingdom.  Operating profit for the three and nine months ended September 30, 2008 includes the impact of provisions totaling $15.5 million and $32.7 million, respectively, for a fixed-price telecommunications project in the United Kingdom.  The project, which is nearing completion, has been subject to significant delays, resulting in additional cost to the company and claims against the client.  Current year performance of the segment has been impacted by the reassessments of the remaining time and cost to complete the project and the probability of recovery of liquidated damages and certain claims.  Operating profit for the segment during the 2007 periods included the impact of provisions totaling $4.7 million and $16.0 million for a fixed-price transportation infrastructure project in California.

New awards for the three months ended September 30, 2008 were $2.2 billion compared to $364 million for the 2007 comparison period.  The new awards in the 2008 period include a large mining project.  Backlog increased to $8.5 billion at September 30, 2008 compared to $5.2 billion at September 30, 2007, due to increased new award activity across all business lines of the segment, particularly infrastructure.

Total assets in the segment increased to $679 million at September 30, 2008 from $576 million at December 31, 2007, due to the increase in volume across all business lines.

GOVERNMENT

Revenue and operating profit for the Government segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007

Revenue	$368.7	$336.6	$948.8	$1,007.7
Operating profit	17.7	(2.1)	36.5	23.6

Revenue for the three months ended September 30, 2008 increased compared to the corresponding period in the prior year primarily due to the start-up of the Savannah River project.  Revenue for the nine months ended September 30, 2008 decreased compared to the same period in 2007, primarily due to reduced contributions from the embassy projects, Iraq-related work, the Fernald cleanup project and Federal Emergency Management Agency (“FEMA”) hurricane relief task orders, which were offset somewhat by the start-up of the Savannah River project.  Operating profit for the three and nine months ended September 30, 2008 increased significantly compared to the corresponding periods in 2007 because the prior period results include a provision of $20.9 million on a fixed-price project at the Bagram Air Base in Afghanistan.

New project awards for the three months ended September 30, 2008 were $922 million, compared to $708 million for the 2007 period.  The Savannah River project’s transitional work and first full year of operations was included as a new award in the current year period.  Backlog at September 30, 2008 was $886 million, up marginally from $839 million at September 30, 2007.

GLOBAL SERVICES

Revenue and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007

Revenue	$592.9	$541.7	$1,995.2	$1,774.4
Operating profit	49.0	47.5	168.6	142.6

Revenue increased during the three and nine months ended September 30, 2008 compared to the same periods in 2007, primarily due to the performance of the equipment business line.  Operating profit has increased in the 2008 periods compared to 2007, primarily as the result of improved performance in the equipment and supply chain solutions business lines.  The current year results of the operations and maintenance business line have been impacted by delays in refinery turnarounds and hurricanes in the Gulf Coast region of the United States during the third quarter.

New awards for the three months ended September 30, 2008 were $405 million compared to $540 million for the same period in 2007. Current year new awards primarily relate to renewals and expanded scope of existing customer contracts.  Backlog at September 30, 2008 and 2007 was $2.7 billion, unchanged from September 30, 2007.

Operations and maintenance activities that have yet to be performed comprise Global Services backlog.  The equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards. In recent years, Global Services has derived larger percentages of its revenue and operating profit from these non-backlog reporting business lines and from short-duration operations and maintenance activities. Therefore, Global Services revenue and profit increases may outpace backlog growth.

POWER

Revenue and operating profit for the Power segment are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007

Revenue	$530.8	$323.6	$1,474.8	$810.1
Operating profit	24.1	5.9	69.9	17.2

Revenue and operating profit for the three and nine months ended September 30, 2008 have increased substantially compared to the corresponding periods of 2007 as the result of higher levels of project execution activities from projects awarded over the last two years.  Operating profit margin for the three and nine months ended September 30, 2008 was 4.5 percent and 4.7 percent, respectively, compared to 1.8 percent and 2.1 percent for the 2007 periods.  Margins have increased during 2008 primarily due to the performance of the segment’s key projects, including a large coal-fired power plant that was awarded in the second quarter of 2007.

New awards for the three months ended September 30, 2008 were $226 million, compared to $71 million for the 2007 comparison period.  Backlog at September 30, 2008 decreased to $1.6 billion compared to $2.8 billion at September 30, 2007.  Both new award activity and backlog have been impacted by delays in obtaining air permits for certain coal-fired power plants.

OTHER

Corporate administrative and general expense for the three and nine months ended September 30, 2008 was $44.6 million and $145.8 million, respectively, compared to $44.9 million and $142.1 million in the corresponding periods of 2007.

Net interest income of $16.1 million and $42.6 million during the three and nine month periods ended September 30, 2008 compares with net interest income of $10.7 million and $23.0 million during the corresponding periods of 2007.  This improvement is the primary result of higher cash balances that were deposited in interest bearing accounts or invested in marketable securities and lower debt levels.

Income tax expense for the three and nine months ended September 30, 2008 and 2007 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

As of September 30, 2008, the following matters relating to completed and in progress projects were in the dispute resolution process:

Infrastructure Joint Venture Project

London Connect Project

Embassy Projects

Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

Conex International vs. Fluor Enterprises, Inc.

Fluor Corporation v. Citadel Equity Fund Ltd.

Discussion of the status of these projects is included in Note 12 to the Condensed Consolidated Financial Statements.

FINANCIAL POSITION AND LIQUIDITY

During the nine months ended September 30, 2008, cash generated by operating activities of $855.2 million resulted from earnings sources and increases in advance billings. Due to adverse conditions in the equity markets, coupled with the business objective of the company to utilize available resources to maintain or achieve full funding of accumulated benefits in most of its defined benefit pension plans, the company is increasing the range of expected contributions to the plans for 2008.  The expected range for total contributions is $125 million to $150 million, which is expected to be in excess of the minimum regulatory funding requirements.  Contributions of approximately $37 million were made by the company during the nine months ended September 30, 2008.  During the corresponding 2007 period, cash generated by operating activities was $649.0 million, primarily resulting from earnings sources and reduced working capital, which included the billing and collection of fees on the Fernald project.

Cash utilized by investing activities was $295.4 million during the nine months ended September 30, 2008 compared to $555.8 million in the 2007 comparison period.  The company invests excess cash in interest bearing accounts and marketable securities.  Investments in marketable securities are governed by the company’s investment policy, which focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield.  The types of marketable securities in which the company invests include time deposits placed with highly rated banks, short-term fixed income securities, money market funds which invest in U.S. Government related securities and repurchase agreements that are fully collateralized by U.S. Government related securities.  Capital expenditures were $211.8 million in the nine months ended September 30, 2008 compared to $200.9 million during the 2007 period.  Expenditures during the current year include significant amounts relating to equipment operations and investments in computer infrastructure upgrades.  Also included in the cash flow for investing activities during the nine months ended September 30, 2008 were proceeds of $79.2 million from the sale of a joint venture interest in a wind power project in the United Kingdom.

Financing activities in the first nine months of 2007 include non-recourse project financing of GeneSYS TeleCommunications Limited (“GeneSYS”). In September 2007, the joint venture members of GeneySYS paid their required permanent financing commitments in the amount of $44.4 million and were issued subordinated notes by GeneSYS. These funds were used to repay the temporary construction term financing including the company’s equity bridge loan. GeneSYS is no longer consolidated in the company’s financial statements. Impacting cash flows in the first nine months of both 2008 and 2007 was $12.7 million and $11.0 million, respectively, in cash received from the exercise of stock options.  In the first quarter of 2008, the company’s Board of Directors authorized an increase in the quarterly dividends payable to $0.125 per share (split adjusted) from $0.10 per share (split adjusted). Declared dividends are typically paid during the month following the quarter in which they are declared.  The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

During the nine months ended September 30, 2008, exchange rates for functional currencies for most of the company’s international operations weakened against the U.S. dollar, resulting in unrealized translation losses that are reflected in the cumulative translation component of other comprehensive loss.  Because most of the cash held in foreign currencies will be used for project-related expenditures in those currencies, the company’s exposure to realized exchange gains and losses is considered nominal.

Liquidity is provided by cash generated from operations, advance billings on contracts in progress and access to financial markets. Customer advances are reduced through use in project execution and, if not replaced by advances on new projects, the company’s cash position may be reduced.  While the impact of continued market volatility cannot be predicted, the company believes that for the next 12 months, cash generated from operations and additional advance billings, along with unused credit capacity and the option to issue debt or equity securities, if required, is expected to be sufficient to fund operating requirements.  The company’s conservative financial strategy and consistent performance have earned it strong credit ratings.  The company’s total debt to total capitalization (“debt-to-capital”) ratio at September 30, 2008 was 5.4 percent compared to 12.5 percent at December 31, 2007.

In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts.  In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition has been satisfied during each period since the fourth quarter of 2005 and the Notes have therefore been classified as short-term debt as of September 30, 2008 and December 31, 2007.  During the nine months ended September 30, 2008, holders converted $167.1 million of the Notes in exchange for the principal balance owed in cash plus 3,942,432 shares of the company’s common stock. Subsequently, in October 2008, holders converted an additional $6.6 million of the Notes in exchange for the principal balance owed in cash plus 116,360 shares of the company’s common stock.  The company does not know the timing or principal amount of the remaining Notes that may be presented for conversion in the future. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

Off-Balance Sheet Arrangements

The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $2.3 billion in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or performance and completion guarantees on engineering and construction contracts.  At September 30, 2008, the company had utilized $1.1 billion of its credit capacity. The company has $169 million in credit lines for general purposes in addition to the amount above. The company’s access to the commercial paper market is currently limited to overnight borrowing only due to the current financial crisis. This limited access is not expected to have an impact on the company’s short-term financing needs due to its high cash balances. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts.  These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances.  The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  In most cases any amounts expended on behalf of a partner or joint venture participant pursuant to performance guarantees would be recovered from the client or other third party for work performed in the ordinary course of contract execution.  As of September 30, 2008, no material changes to the amount of performance guarantees outstanding had occurred since the filing of the company’s December 31, 2007 annual report on Form 10-K.  Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower.  Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of September 30, 2008, there were no material financial guarantees outstanding.

Financial Instruments. The company utilizes foreign exchange forward or options contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation.  At September 30, 2008, the company had foreign exchange forward contracts of less than 3 months duration to exchange major world currencies for U.S. dollars.  The total gross notional amount of these contracts was $2.6 million. In addition to foreign exchange forward contracts, the company has and may enter into additional price-risk management transactions (e.g., commodity swaps) to minimize the volatility of project cost.  At September 30, 2008 the company had commodity swap forward contracts of less than 3 years duration and a total gross notional amount of $15 million.

Insurance Arrangements. The current financial crisis has not disrupted the company’s insurance or surety programs or limited our ability to access needed insurance or surety capacity.  The company utilizes a number of providers for insurance and surety needs, including American International Group (“AIG”) companies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes on this matter in the first nine months of 2008. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2007 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended September 30
(in millions)	2008	2007

Backlog – beginning of period	$33,009.9	$25,698.8
New awards	8,811.3	6,013.3
Adjustments and cancellations, net	221.6	180.0
Work performed	(5,506.0)	(4,017.9)

Backlog – end of period	$36,536.8	$27,874.2

	Nine Months Ended September 30
(in millions)	2008	2007

Backlog – beginning of period	$30,170.8	$21,877.7
New awards	20,903.4	16,274.6
Adjustments and cancellations, net	1,176.8	1,398.7
Work performed	(15,714.2)	(11,676.8)

Backlog – end of period	$36,536.8	$27,874.2

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

For information on matters in dispute, see Note 12 to the Condensed Consolidated Financial Statements under Part I, Item 1.

Item 1A.                        Risk Factors

The risk factor discussed below updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

The current worldwide financial crisis will likely affect our customer base, subcontractors and suppliers and could materially affect our backlog and profits.

The current worldwide financial crisis has reduced the availability of liquidity and credit, including letters of credit and surety bonds, to fund or support the continuation and expansion of industrial business operations worldwide.  Recent financial market conditions have resulted in significant write-downs of asset values by financial institutions, and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers.  Continued disruption of the credit markets could adversely affect our customer’s or our own letter of credit and surety bonding capacity, which support the continuation and expansion of projects worldwide and could result in contract cancellations or suspensions, project delays, subcontractors or suppliers could increase our cost or adversely impact project schedules.  Furthermore, our ability to expand our business would be limited if, in the future, we are unable to increase our letter of credit capacity under our credit facility on favorable terms or at all.  These disruptions could materially impact our backlog and profits.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(c)

The following table provides information about purchases by the company during the quarter ended September 30, 2008 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act. All share and per share data, including the number of shares available for repurchase, has been adjusted to reflect the effect of the two-for-one stock split.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (2)

July 1, 2008 – July 31, 2008	746	$84.25	N/A	8,270,800

August 1, 2008 – August 31, 2008	3,409	$80.42	N/A	8,270,800

September 1, 2008 – September 30, 2008	10,724	$59.80	N/A	8,270,800

Total	14,879	$65.75

(1)	Shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

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

10.21	Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2008).
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

100.INS	XBRL Instance Document*
100.SCH	XBRL Taxonomy Extension Schema Document*
100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
100.LAB	XBRL Taxonomy Extension Label Linkbase Document*
100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
100.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*                            New exhibit filed with this report.

Attached as Exhibit 100 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2008 and 2007, (ii) the Condensed Consolidated Balance Sheet at September 30, 2008 and December 31, 2007, and (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 and 2007. Users of this data are advised pursuant to Rule 40l of Regulation S-T that the financial and other information contained in the XBRL documents is unaudited and that these are not the official publicly filed financial statements of Fluor Corporation. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 100 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date: November 6, 2008	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date: November 6, 2008	/s/ Gary G. Smalley
Gary G. Smalley
Vice President and Controller

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2008).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on August 6, 2008).
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

10.21	Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2008).
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

100.INS	XBRL Instance Document*
100.SCH	XBRL Taxonomy Extension Schema Document*
100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
100.LAB	XBRL Taxonomy Extension Label Linkbase Document*
100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
100.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*                            New exhibit filed with this report.

Attached as Exhibit 100 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2008 and 2007, (ii) the Condensed Consolidated Balance Sheet at September 30, 2008 and December 31, 2007, and (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 and 2007. Users of this data are advised pursuant to Rule 40l of Regulation S-T that the financial and other information contained in the XBRL documents is unaudited and that these are not the official publicly filed financial statements of Fluor Corporation. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 100 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.