Form 10-K
period 2008-12-31
FLUOR CORP
filed 2009-02-25
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

        As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $8.2 billion based on the closing sale price as reported on the New York Stock Exchange.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2009
Common Stock, $.01 par value per share	181,525,896 shares
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2009 (Proxy Statement)	Part III

 FLUOR CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

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

        Fluor is a holding company that owns the stock of a number of subsidiaries. Acting through these subsidiaries, we are one of the largest professional services firms, providing engineering, procurement, construction and maintenance as well as project management services on a global basis. We serve a diverse set of industries worldwide including oil and gas, chemical and petrochemicals, transportation, mining and metals, power, life sciences and manufacturing. We are also a primary service provider to the U.S. federal government. We perform operations and maintenance activities for major industrial clients and, in some cases, operate and maintain their equipment fleet.

        Our business is aligned into five principal operating segments. The five segments are Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. Fluor Constructors International, Inc., which is organized and operates separately from the rest of our business, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects in each of our segments. Financial information on our segments, as defined under accounting principles generally accepted in the United States, is set forth on page F-35 of this annual report on Form 10-K under the caption "Operating Information by Segment," which is incorporated herein by reference.

Competitive Strengths

        As an integrated world class provider of engineering, procurement, construction, maintenance and project management services, we believe that our business model allows us the opportunity to bring to our clients a compelling business offering that combines excellence in execution, safety, cost containment and experience. In that regard, we believe that our business strategy, which is based on certain of our core competencies, provides us with some significant competitive advantages:

        Excellence in Execution Given our proven track record of project completion and client satisfaction, we believe that our ability to design, engineer, construct and manage complex projects often in geographically challenging locations gives us a distinct competitive advantage. We strive to complete our projects on schedule while meeting or exceeding all client specifications. In an increasingly competitive environment, we are also continually emphasizing cost controls so that our clients achieve not only their performance requirements but also their budgetary needs.

        Financial Strength We believe that we are among the most financially sound companies in our sector. We strive to maintain a solid financial condition, placing an emphasis on having a strong balance sheet and an investment grade credit rating. Our financial strength provides us a valuable competitive advantage in terms of access to bonding capacity and letters of credit which are critical to our business. Our strong balance sheet also allows us to fund our strategic initiatives, pay dividends, pursue opportunities for growth and better manage unanticipated cash flow variations.

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

        Global Execution Platform As the largest U.S.-based, publicly-traded engineering, procurement, construction and maintenance company, we have a global footprint with employees in 60 countries. Our global presence allows us to build local relationships that permit us to capitalize better on opportunities near these locations. It also provides comfort to our larger internationally-based clients that we know and understand the markets where they may elect to use our services and allows us to mobilize quickly to those locations where projects arise.

        Market Diversity The company serves multiple markets across a broad spectrum of industries. We feel that our market diversity is a key strength of our company that helps to mitigate the impact of the cyclicality in the markets we serve. Just as important, our concentrated attention on market diversification allows us to achieve more consistent growth and deliver solid returns. We believe that our continued strategy of maintaining a good mixture within our entire business portfolio permits us to both focus on our more stable business markets and to capitalize on developing our cyclical markets when the timing is appropriate. This strategy also allows us to better weather any downturns in a specific market by emphasizing markets that are strong.

        Long-Term Client Relationships While we aggressively work towards pursuing and serving new clients, we also believe that the long-term relationships we have built with our major clients, often after decades of work with many of them, allow us to better understand and be more responsive to their requirements. These types of relationships also facilitate a better understanding of many of the risks that we might face with a project or a client, thereby allowing us to better anticipate risks, solve problems and manage our risk. We have worked towards an alliance-like relationship with many of these clients and, in doing so, we better understand their business needs.

        Risk Management We believe that our ability to assess, understand and gauge project risk, especially in difficult locations or circumstances or in a lump-sum contracting environment, gives us the ability to selectively enter into markets or accept projects where we feel we can best perform. We have an experienced management team, particularly in risk management and project execution, that helps us to better understand potential risks and, therefore, how to manage them. Our risk management capabilities result in controlled cost and timely performance which in turn leads to clients who are satisfied with the delivered product.

General Operations

        Our services fall into five broad categories: engineering, procurement, construction, maintenance and project management. We offer these services independently as well as on a fully integrated basis. Our services can range from basic consulting activities, often at the early stages of a project, to complete, total-responsibility, design build contracts.

  •
  In the engineering area, our expertise ranges from traditional engineering disciplines such as piping, mechanical, electrical, civil, structural and architectural to advanced engineering specialties including process engineering, chemical engineering, simulation, enterprise integration, integrated automation processes and interactive 3-D modeling. As part of these services, we often provide conceptual design services, which allow us to align each project's function, scope, cost and schedule with the client's objectives in order to optimize project success. Also included within these services are such activities as feasibility studies, project development planning, technology evaluation, risk management assessment, global siting, constructability reviews, asset optimization and front-end engineering.

  •
  Our procurement organization offers traditional procurement services as well as a supply chain solutions model aimed at improving product quality and performance while also reducing project cost and schedule. Our clients benefit from our global sourcing and supply expertise, global purchasing power, technical knowledge, processes, systems and experienced global resources. Our traditional procurement activities include strategic sourcing, material management, contracts management, buying, expediting, supplier quality inspection, logistics and export control.

  •
  In the construction area, we mobilize, execute, commission and demobilize projects on a self-perform or subcontracted basis or through construction management as the owner's agent. Generally, we are responsible for the completion of a project, often in difficult locations and under challenging circumstances. We are frequently designated as a program manager, where a client has facilities in multiple locations, complex phases in a single project location, or a large-scale investment in a facility. Depending upon the project, we often serve as the primary contractor or we may act as a subcontractor to another party.

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

  •
  Project management is required on every project, with the primary responsibility of managing all aspects of the effort to deliver projects on schedule and within budget. Fluor is often hired as the overall program manager on large complex projects where various contractors and subcontractors are involved and multiple activities need to be integrated to ensure the success of the overall project. Project management services include developing project execution plans, detailed schedules, cost forecasts, progress tracking and reporting, and the integration of the engineering, procurement and construction efforts. Project management is accountable to the client to deliver the safety, functionality and financial performance requirements of the project.

We operate in five principal business segments, as described below.

Oil & Gas

        Through our Oil & Gas segment, we have long served the global oil and gas production and processing industries as an integrated service provider offering a full range of design, engineering, procurement, construction and project management services to a broad spectrum of energy-related industries. We serve a number of specific industries including upstream oil and gas production, downstream refining and integrated petrochemicals. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies that has the global strength and reach to perform extremely large projects in difficult locations. As the locations of large scale oil and gas projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength and experience. Moreover, as many of our key oil and gas clients continue to recognize that they need to invest and expend resources to meet oil and gas demands, we believe that the company has been and will continue to be extremely well-positioned to capitalize on these opportunities.

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

        In the upstream sector, increased demand for oil and gas has resulted in the need for our clients to develop new sources of supply. Our typical projects in the upstream sector revolve around the production, processing and transporting of oil and gas resources, including the development of major new fields, as well as liquefied natural gas (LNG) projects.

        In the downstream sector, we continue to pursue significant global opportunities relating to refined products. Our clients are modernizing and modifying existing refineries to increase capacity and satisfy environmental requirements. We continue to play a strong role in each of these markets. We also remain focused on markets such as clean fuels, both domestically and internationally, where an increasing number of countries are implementing stronger environmental policies. As heavier feedstocks become more viable to refine, we employ our strength in technologies to pursue opportunities that facilitate the removal of sulfur from this heavier crude.

        In the petrochemicals market, we have been very active for several years with major projects involving the expansion of ethylene and polysilicon production. The most active markets have been in the Middle East where the feedstocks are located and in China where there is significant demand for petrochemical products.

        With our partner Grupo ICA, we maintain a joint venture known as ICA Fluor, through which we continue to participate in the Mexican and Central American oil, gas, power, chemical and other markets.

Industrial & Infrastructure

        The Industrial & Infrastructure segment provides design, engineering, procurement and construction services, with respect to both new construction and refurbishment, to the transportation, wind power, mining and metals, life sciences, telecommunications, manufacturing, commercial and institutional development, microelectronics and healthcare sectors. These projects often require state-of-the-art application of our clients' processes and intellectual knowledge. We focus on providing our clients with solutions to reduce and contain cost and to compress delivery schedules. By doing so, we are able to complete our clients' projects on a quicker, more cost efficient basis.

        In transportation, we continue to promote our business model of pursuing large complex projects. We provide a broad range of services including consulting, design, planning, financial structuring, engineering and construction management, domestically and internationally. Our service offerings include roads, highways, bridges, rail and airports. Many of our projects involve the use of public/private partnerships, which allow us to develop and finance deals in concert with public entities for projects such as toll roads that would not have otherwise been commenced had only public funding been available.

        Applying a similar model to the one used when developing complex transportation projects, we have been successful as a co-developer of what will be the largest offshore wind farm development, located off the coast of the United Kingdom. Fluor ultimately sold its joint venture interest in the wind farm development; however, we did secure the engineering, procurement and construction contract. We expect that this contract will provide us with valuable experience and a competitive advantage when pursuing similar contracts for future offshore wind developments.

        Mining and metals provides a full range of services to the iron ore, copper, diamond, gold, nickel and aluminum industries. These services include feasibility studies through detail engineering, design, procurement, construction, and commissioning and start-up support. Operating from primary offices in North and South America and Australia, we are one of the few companies with the size and experience to pursue large scale mining and metals projects in difficult locations.

        Life sciences, encompassing primarily the pharmaceuticals and biotechnology industries, remains a key focus of the Industrial & Infrastructure segment. In this area, we provide design, engineering, procurement, construction and construction management services. We also specialize in providing validation and commissioning services where we not only bring new facilities into production but we also keep existing facilities operating. As a fully integrated provider of services to life sciences clients, we can provide all the necessary tools to successfully create and complete projects. The ability to do this on a large scale basis, especially in a business where time to market is critical, allows us to better serve our clients and is a key competitive advantage.

        In telecommunications, we provide design, engineering, procurement and construction management services, especially in the European markets.

        In manufacturing, we provide design, engineering, procurement, consulting, construction and construction management services to a wide variety of industries. We have recently seen opportunities for growth in the solar energy arena, including the production of solar panels for use in producing environmentally clean alternative energy. Similarly, we have seen opportunities for consumer electronics, chip fabrication and microelectronic facilities.

        We also continue to pursue projects in the healthcare market. Target projects include for-profit and nonprofit healthcare centers as well as university medical centers.

Government

        Fluor's Government Group is a provider of engineering, construction, contingency response, management and operations services to the U.S. government. In the United States, we are primarily focused on the Department of Energy, the Department of Homeland Security and the Department of Defense. Because the U.S. government is the single largest purchaser of outsourced services in the world, with a relatively stable year-to-year budget, it represents an attractive and less cyclical growth opportunity for the company.

        Services that we provide to the Department of Energy for their project site in Hanford, Washington include site management, environmental remediation, decommissioning, engineering and construction. We have been very successful in addressing the myriad of environmental and regulatory challenges associated with these types of sites, as evidenced by our successful and timely closure of the Department of Energy's superfund site in Fernald, Ohio. During 2008, a Fluor-led team was released to begin work under a five-year contract at the Department of Energy's Savannah River site in Aiken, South Carolina. We are leveraging our skills and experience to pursue additional domestic and international opportunities in the nuclear services and environmental remediation arenas.

        Fluor's Government Group provides engineering and construction services, as well as contingency operations support, to the Department of Defense. We support military logistical and infrastructure needs around the world. Current long-term contracts include CETAC II and LOGCAP IV which provide for engineering, procurement, construction and logistical augmentation services to the U.S. military in various international locations. In combination with our subsidiary, Del-Jen, Inc., we are a leading provider of outsourced services to the federal government. We provide operations and maintenance services at military bases and education and training services to the Department of Labor, particularly through Job Corps programs.

        The company is also providing significant support to the Department of Homeland Security. We are particularly involved in supporting the U.S. government's rapid response capabilities to address security issues and disaster relief, the latter primarily through our long-standing relationship with the Federal Emergency Management Agency.

Global Services

        The Global Services segment integrates a variety of customized service capabilities that assist industrial clients in improving the performance of their plants and facilities. Capabilities within Global Services include operations and maintenance activities, small capital project engineering and execution, site equipment and tool services, industrial fleet service, plant turnaround services, temporary staffing and supply chain solutions.

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

        Our supply chain solutions unit provides supply market intelligence and leveraged supply agreements that provide price and schedule certainty for our projects, while also providing innovative performance solutions and project savings to the company, our clients and third parties.

Power

        In the Power segment, we provide a full range of services to the gas fueled, solid fueled, renewables, nuclear and plant betterment marketplaces. Our services include engineering, procurement, construction, program management, start-up and commissioning and maintenance. In the gas fueled market, we offer a full range of services for simple and combined cycle reference designs as well as complete solutions for Integrated Gasification Combined Cycle (IGCC) technologies. In the solid fueled market, we offer a full range of services for subcritical, supercritical, ultra-supercritical and circulating fluidized bed (CFB) technologies through a range of reference designs. In the renewables market, we offer a full range of engineering, procurement, construction, maintenance and program management services for biomass, solar, wind and geothermal facilities. In the emerging nuclear market, we are strategically positioned to offer Fluor's extensive nuclear experience for new build, modification and uprate projects on a global basis. Our services include engineering, construction, construction management and quality assurance and control. We have qualified for and received the required nuclear construction certification "N-stamps", an important prerequisite to securing major contracts in this market. In the plant betterment market, we design, install and commission emissions reduction equipment in order to assist our clients with environmental guideline compliance.

        The solid fueled business line has significant experience in designing and constructing coal-fired power generation facilities while delivering proven full scale technology for base load capacity that comply with stringent industry emission guidelines. Fluor was also an industry leader in the last gas fueled power IPP market building cycle. With a near-term moratorium on environmental permits for new coal-fired facilities in the United States, investment in gas-fired plants is showing some resurgence.

        Also, to assist owners to comply with current emissions guidelines, our plant betterment unit offers engineering, procurement, construction and commissioning solutions utilizing both conventional and multi-pollutant technologies. The re-emergence of new build nuclear power in the U.S. market would significantly assist in the overall reduction of carbon dioxide emissions and provide economical solutions for baseload capacity additions. We are positioned for this market in the United States and globally offering a wide range of proven services. For clients looking to expand their renewables generation portfolio, we provide a full service solution for solar and biomass fueled projects. We also provide a comprehensive program management capability for onshore and offshore wind projects.

Other Matters

Backlog

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power segments at December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007
	(in millions)
Oil & Gas	$21,368	$18,517
Industrial & Infrastructure	6,691	6,053
Government	804	740
Global Services	2,606	2,481
Power	1,776	2,380

Total	$33,245	$30,171

        The following table sets forth our consolidated backlog at December 31, 2008 and 2007 by region.

	December 31, 2008	December 31, 2007
	(in millions)
United States	$16,767	$13,326
Asia Pacific (including Australia)	1,681	2,096
Europe, Africa and Middle East	12,478	12,894
The Americas	2,319	1,855

Total	$33,245	$30,171

        For purposes of the preceding tables, we include our operations and maintenance activities when we compute our backlog for our Global Services segment; however, the equipment, temporary staffing and supply chain solutions operations of our Global Services segment do not report backlog due to the quick turnaround between the receipt of new awards and the recognition of revenue. With respect to backlog in our Government segment, if a contract covers multiple years, we only include the amounts for which Congressional funding has been approved and then only for that portion of the work to be completed in the next 12 months. For our contingency operations, we include only those amounts for which specific task orders have been received. For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog.

        We expect to perform approximately half of our backlog in 2009. The dollar amount of the backlog is not necessarily indicative of our future revenue or earnings related to the performance of such work. Although backlog reflects business that is considered to be firm, cancellations or scope adjustments may occur. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict the portion of our December 31, 2008 backlog estimated to be performed annually subsequent to 2009.

        For additional information with respect to our backlog, please refer to Item 7. — "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

Types of Contracts

        While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two groups of contracts: cost reimbursable contracts, and guaranteed maximum or fixed-price contracts. In some markets, we are seeing "hybrid" contracts containing both fixed-price and cost reimbursable elements. As of December 31, 2008, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	December 31, 2008
	(in millions)	Percentage
Cost Reimbursable	$25,006	75%
Guaranteed Maximum and Fixed-Price	$8,239	25%

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

        Our Government segment, as a prime contractor or a major subcontractor for a number of U.S. government programs, generally performs its services under cost reimbursable contracts although subject to applicable statutes and regulations. In many cases, these contracts include incentive fee arrangements. The programs in question often take many years to complete and may be implemented by the award of many different contracts. Despite the fact that these programs are generally awarded on a multi-year basis, the funding for the programs is generally approved on an annual basis by Congress. The government is under no obligation to maintain funding at any specific level, or funds for a program may even be eliminated thereby significantly curtailing or stopping a program. Our government clients may terminate or decide not to renew our contracts with little or no prior notice and, as a result, could significantly reduce our expected revenue.

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

        Fixed-price contracts include both negotiated fixed-price contracts and lump-sum contracts. Under negotiated fixed-price contracts, we are selected as contractor first, and then we negotiate price with the client. These types of contracts generally occur where we commence work before a final price is agreed upon. Under lump-sum contracts, we bid on a contract based upon specifications provided by the client against competitors, agreeing to develop a project at a fixed price. Another type of fixed-price contract is a so-called unit price contract under which we are paid a set amount for every "unit" of work performed. If we perform well under these contracts, we can benefit from cost savings; however, if the project does not proceed as originally planned, we cannot recover cost overruns except in certain limited situations.

Competition

        We are one of the world's largest providers of engineering, procurement and construction services. The markets served by our business are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S. companies such as Bechtel Group, Inc., Jacobs Engineering Group, Inc., KBR Inc., Chicago Bridge and Iron Company N.V., CH2M Hill Companies Limited, the Shaw Group and URS Corporation, and international companies such as Foster Wheeler AG, Technip, WorleyParsons Limited and AMEC plc.

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

        The various markets served by the Global Services segment, while having some similarities, tend also to have discrete issues impacting individual units. Each of the markets we serve has a large number of companies competing in its markets. The equipment sector, which operates in numerous markets, is highly fragmented and very competitive, with most competitors operating in specific geographic areas. The competition for larger capital project services is more narrow and limited to only those capable of providing comprehensive equipment, tool and management services. Temporary staffing is a highly fragmented market with over 1,000 companies competing globally. The key competitive factors in this business line are price, service, quality, breadth of service and the ability to identify and retain qualified personnel and geographical coverage. The barriers to entry in operations and maintenance are both financially and logistically low with the result that the industry is highly fragmented with no single company being dominant. Competition is generally driven by reputation, price and the capacity to perform.

        Key competitive factors in our Government segment are primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner.

Significant Clients

        For 2008, 2007 and 2006, revenue earned directly or indirectly from agencies of the U.S. government accounted for 6%, 8% and 20%, respectively, of our total revenue. We are not dependent on any single federal agency or upon any other single client on an on-going basis, and the loss of any single client would not have a material adverse effect on our business. Except for the U.S. government, no other single client accounted for over 10% of our revenue in any of the last three years.

Raw Materials

        The principal raw materials and resulting products we use in our business include structural steel, metal plate, concrete and various electrical and mechanical components. These products and components are subject to raw material (aluminum, copper, nickel, iron ore, etc.) availability and commodity pricing fluctuations, which we monitor on a regular basis. Fluor has access to numerous global supply sources and we do not foresee any unavailability of these items that would have a material adverse effect on our business in the near term. However, the availability of these products, components and raw materials may vary significantly from year to year due to various factors including client demand, producer capacity, market conditions and specific material shortages.

Research and Development

        While we engage in research and development efforts for new products and services, during the past three fiscal years, we have not incurred cost for company-sponsored or client-sponsored research and development activities which would be material, special or unusual in any of our business segments.

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

Number of Employees

        The following table sets forth the number of employees of Fluor and its subsidiaries engaged in our business segments as of December 31, 2008:

Total Employees
Salaried Employees:
Oil & Gas	13,961
Industrial & Infrastructure	3,285
Government	2,175
Global Services	4,081
Power	793
Other	3,663

Total Salaried	27,958
Craft and Hourly Employees	14,161

Total	42,119

        The number of craft and hourly employees, who provide support throughout the various business segments, varies in relation to the number and size of projects we have in process at any particular time.

Available Information

        Our website address is www.fluor.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the "Investor Relations" portion of our website, under the heading "SEC Filings" filed under "Financial Information." These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. These reports, and any amendments to them, are also available at the internet website of the Securities and Exchange Commission, http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, you may call 1-800-732-0330. We also maintain various documents related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Codes of Conduct on our website, www.fluor.com.

Item 1A.    Risk Factors

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

        As of December 31, 2008, our backlog was approximately $33.2 billion. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Project cancellations, scope adjustments or deferrals may occur, from time to time, with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination for convenience provisions in them. In addition, projects may remain in our backlog for an extended period of time. Finally, poor project or contract performance could also impact our backlog and profits. It is unclear what impact the current market conditions may have on our backlog. The current financial crisis may result in a diminished ability to replace backlog once projects are completed and/or may result in the cancellation, modification or deferral of projects currently in our backlog, as discussed below. Such developments could have a material adverse affect on our business and our profits.

The current worldwide financial crisis will likely affect a portion of our client base, subcontractors and suppliers and could materially affect our backlog and profits.

        The current worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations worldwide. Recent financial market conditions have resulted in significant write-downs of asset values by financial institutions, and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets could adversely affect our clients' or our own borrowing capacity, which support the continuation and expansion of projects worldwide, and could result in contract cancellations or suspensions, project delays, payment delays or defaults by our clients. In addition, in response to current market conditions, clients may choose to make fewer capital expenditures, to otherwise slow their spending on our services or to seek contract terms more favorable to them. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our subcontractors or suppliers could increase our cost or adversely impact project schedules. Finally, our ability to expand our business would be limited if, in the future, we are unable to access or increase our existing credit facility, including our letter of credit capacity, on favorable terms or at all. These disruptions could materially impact our backlog and profits.

Our vulnerability to the cyclical nature of certain markets we serve is exacerbated during economic downturns.

        The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. Although economic downturns can impact our entire business, our commodity-based segments tend to be more cyclical in nature, and our commodity-based business lines can be affected by a decrease in worldwide demand for these projects. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to economic downturns such as the downturn the world economy is currently encountering. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in these industries, especially during periods of economic uncertainty.

If we experience delays and/or defaults in client payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

        Because of the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from the client in amounts sufficient to cover expenditures as they are incurred. Delays in client payments may require us to make a working capital investment. If a client defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations or liquidity. During the current economic downturn, our clients may be more likely to delay or default on payments, which could have a material adverse effect on our business and our results of operations.

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

We bear the risk of cost overruns in approximately 25% of the dollar value of our contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

        We conduct our business under various types of contractual arrangements. In terms of dollar-value, the majority of our contracts allocate the risk of cost overruns to our client by requiring our client to reimburse us for our cost. Approximately 25% of the dollar-value of our contracts is currently guaranteed maximum price or fixed-price contracts, where we bear a significant portion of the risk for cost overruns. Under these types of contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials. If these estimates prove inaccurate, or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, or our suppliers' or subcontractors' inability to perform, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project.

We are dependent upon third parties to complete many of our contracts.

        Much of the work performed under our contracts is actually performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum or a fixed-price type contract, we may suffer losses on these contracts. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to source these supplies, equipment or services on a delayed basis or at a higher price than anticipated, which could impact contract profitability. These risks may be intensified during the current economic downturn if our suppliers, manufacturers or subcontractors experience financial difficulties and are not able to provide the services or supplies necessary for our business.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.

        To the extent that existing cash balances and cash flow from operations, together with borrowing capacity under our credit facilities, are insufficient to make future investments, make acquisitions or provide needed additional working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

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

        We enter into various joint ventures as part of our engineering, procurement and construction businesses, including ICA Fluor and project-specific joint ventures. The success of these and other joint ventures depends, in large part, on the satisfactory performance by our joint venture partners of their joint venture obligations, including their obligation to commit working capital, equity or credit support as required by the joint venture. If our joint venture partners fail to satisfactorily perform their joint venture obligations as a result of financial or other difficulties, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

If we are unable to form teaming arrangements, our ability to compete for and win certain contracts may be negatively impacted.

        In both the private and public sectors, either acting as a prime contractor, a subcontractor or as a member of team, we may join with other firms to form a team to compete for a single contract. Because a team can offer stronger combined qualifications than any firm standing alone, these teaming arrangements can be very important to the success of a particular contract bid process or proposal. The failure to maintain such relationships in certain markets, such as the nuclear energy and government markets, may impact our ability to win work.

Our government contracts may be terminated at any time. Also, if we do not comply with restrictions and regulations imposed by the government, our government contracts may be terminated and we may be unable to enter into future government contracts. The termination of our government contracts could significantly reduce our expected revenue and profits.

        We enter into significant government contracts, from time to time, such as those that we have with the U.S. Department of Energy as part of a teaming arrangement at Savannah River Nuclear Solutions LLC ("Savannah River"). Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls, which could result in withholding or delay of payments to us. Government contracts are also exposed to uncertainties associated with Congressional funding. The government is under no obligation to maintain funding at any specific level and funds for a program may even be eliminated. Our government clients may terminate or decide not to renew our contracts with little or no prior notice.

        In addition, government contracts are subject to specific regulations. For example, we must comply with the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Service Contract Act and Department of Defense security regulations. We must also comply with various other government regulations and requirements as well as various statutes related to employment practices, environmental protection, recordkeeping and accounting. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily suspended or even debarred from government contracting or subcontracting.

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

        If one or more of our government contracts are terminated for any reason including for convenience, if we are suspended or debarred from government contract work, or if payment of our cost is disallowed, we could suffer a significant reduction in expected revenue and profits.

If we guarantee the timely completion or performance standards of a project, we could incur additional cost to cover our guarantee obligations.

        In some instances and in many of our fixed-price contracts, we guarantee a client that we will complete a project by a scheduled date. We sometimes provide that the project, when completed, will also achieve certain performance standards. From time to time, we may also assume a project's technical risk, which means that we may have to satisfy certain technical requirements of a project despite the fact that at the time of project award, we may not have previously produced the system or product in question. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the cost to cause the project to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages. To the extent that these events occur, the total cost of the project could exceed our original estimates and we could experience reduced profits or, in some cases, a loss for that project.

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

        We serve markets that are highly competitive and in which a large number of multinational companies compete. Among our competitors are U.S. companies such as Bechtel Group, Inc., Jacobs Engineering Group, Inc., KBR Inc., Chicago Bridge and Iron Company N.V., CH2M Hill Companies Limited, the Shaw Group and URS Corporation, and international companies such as Foster Wheeler AG, Technip, WorleyParsons Limited and AMEC plc. In particular, the engineering and construction markets are highly competitive and require substantial resources and investment in technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

We have international operations that are subject to foreign economic and political uncertainties. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

        Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. As of December 31, 2008, approximately 50% of our projected backlog consisted of revenue to be derived from projects and services to be completed in other countries; we expect that a significant portion of our revenue and profits will continue to come from international projects for the foreseeable future.

        Operating in the international marketplace exposes us to a number of special risks including:

  •
  abrupt changes in foreign government policies and regulations;

  •
  embargoes;

  •
  trade restrictions;

  •
  tax increases;

  •
  currency exchange rate fluctuations;

  •
  changes in labor conditions and difficulties in staffing and managing international operations;

  •
  U.S. government policies; and

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

        Some of our services are performed in high risk locations, such as Afghanistan and Iraq, where the country or location is subject to political, social or economic risks, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial security cost to maintain the safety of our personnel. Moreover, despite these activities, in these locations, we cannot guarantee the safety of our personnel.

Foreign exchange risks may affect our ability to realize a profit from certain projects.

        We generally attempt to denominate our contracts in U.S. dollars or in the currencies of our expenditures. However, we do enter into contracts that subject us to currency risk exposure, particularly to the extent contract revenues are denominated in a currency different than the contract costs. We attempt to minimize our exposure from currency risks by obtaining escalation provisions for projects in inflationary economies or entering into derivative (hedging) instruments, when there is currency risk exposure that is not naturally mitigated via our contracts. However, these actions may not always eliminate all currency risk exposure. The company does not enter into derivative transactions for speculative or trading purposes. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. cash and asset balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars. Financial hedging may be used to minimize currency volatility for financial reporting purposes.

We continue to expand our business in areas where bonding is required, but bonding capacity is limited.

        We continue to expand our business in areas where the underlying contract must be bonded, especially in the transportation infrastructure arena in which bonding is predominately provided by insurance sureties. These surety bonds indemnify the client if we fail to perform our obligations under the contract. Failure to provide a bond on terms required by a client may result in an inability to compete for or win a project. Historically, we have had a strong surety bonding capacity but, as is typically the case, bonding is at the surety's sole discretion. In addition, because of the overall lack of worldwide bonding capacity, we may find it difficult to find sureties who will provide the contract-required bonding. Moreover, these contracts are often very large and extremely complex, which often necessitates the use of a joint venture, often with a competitor, to bid on and perform these types of contracts, especially since it may be easier to jointly pursue the necessary bonding. However, entering into these types of joint ventures or partnerships exposes us to the credit and performance risks of third parties, many of whom are not as financially strong as us. If our joint ventures or partners fail to perform, we could suffer negative results.

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

        Under our accounting procedures, we measure and recognize a large portion of our profits and revenue under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenue and profits ratably over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and estimated cost is recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

Our continued success requires us to hire and retain qualified personnel.

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

Location	Interest
United States and Canada:
Aliso Viejo, California	Owned and Leased
Anchorage, Alaska	Leased
Calgary, Canada	Owned and Leased
Dallas, Texas	Leased
Greenville, South Carolina	Owned and Leased
Houston (Sugar Land), Texas	Leased
Irvine, California	Leased
Irving, Texas	Owned
Long Beach, California	Leased
Mt. Laurel, New Jersey	Leased
Richland, Washington	Leased
San Juan, Puerto Rico	Leased
South San Francisco, California	Leased
Vancouver, Canada	Leased
The Americas:
Mexico City, Mexico	Owned and Leased
Santiago, Chile	Owned and Leased
Europe, Africa and Middle East:
Abu Dhabi, United Arab Emirates.	Leased
Ahmadi, Kuwait	Leased
Al Khobar, Saudi Arabia	Owned
Asturias, Spain	Owned
Camberley, England	Leased
Gliwice, Poland	Owned
Haarlem, Netherlands	Owned
London, England	Leased
Madrid, Spain	Leased
Moscow, Russia	Leased
Sandton, South Africa	Leased
Asia and Asia Pacific:
Jakarta, Indonesia	Leased
Manila, Philippines	Owned and Leased
New Delhi, India	Leased
Perth, Australia	Leased
Shanghai, China	Leased
Singapore	Leased

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

        For information on matters in dispute, see the section entitled — "Litigation and Matters in Dispute Resolution" in Item 7. — "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

Item 4.    Submission of Matters to a Vote of Security Holders

        The company did not submit any matters to a vote of security holders during the fourth quarter of 2008.

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

	Common Stock Price Range
			Dividends Per Share
	High	Low
Year Ended December 31, 2008*
Fourth Quarter	$56.01	$28.60	$.125
Third Quarter	$96.45	$46.19	$.125
Second Quarter	$101.37	$70.01	$.125
First Quarter	$77.42	$53.17	$.125
Year Ended December 31, 2007*
Fourth Quarter	$86.08	$63.23	$.10
Third Quarter	$72.95	$52.15	$.10
Second Quarter	$56.37	$44.89	$.10
First Quarter	$47.50	$37.61	$.10

*
Stock price and dividends per share were adjusted for the July 16, 2008 two-for-one stock split.

        In the first quarter of 2008, our Board of Directors authorized an increase in our quarterly dividend payable to $0.125 per share (split adjusted) from $0.10 per share (split adjusted). However, any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See Item 1A. — "Risk Factors."

        At February 20, 2009, there were 181,525,896 shares outstanding and 7,561 shareholders of record of the company's common stock. The company estimates there were an additional 284,466 shareholders whose shares were held by banks, brokers or other financial institutions at February 17, 2009.

Issuer Purchases of Equity Securities

        The following table provides information as of the three months ending December 31, 2008 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
October 1 — October 31, 2008	361	$46.28	—	8,270,800
November 1 — November 30, 2008	—	N/A	—	8,270,800
December 1 — December 31, 2008	—	N/A	—	8,270,800

Total	361	$46.28	—	8,270,800

(1)
Shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)
On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. On August 6, 2008, the Board of Directors increased the number of shares available for repurchase by 4,135,400 shares to account for our two-for-one stock split. This repurchase program is ongoing and does not have an expiration date.

Item 6.    Selected Financial Data

        The following table presents selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K. Amounts are expressed in millions, except for per share and employee information:

	Year Ended December 31,
	2008	2007	2006	2005	2004

CONSOLIDATED OPERATING RESULTS
Revenue	$22,325.9	$16,691.0	$14,078.5	$13,161.0	$9,380.3
Earnings before taxes	1,114.4	649.1	382.0	299.6	281.2
Net earnings	720.5	533.3	263.5	227.3	186.7
Earnings per share
Basic*	4.06	3.06	1.53	1.34	1.15
Diluted*	3.93	2.93	1.48	1.31	1.13
Return on average shareholders' equity	28.3%	27.7%	15.2%	15.5%	15.7%
Cash dividends per common share*	$0.50	$0.40	$0.40	$0.32	$0.32
CONSOLIDATED FINANCIAL POSITION
Current assets	$4,668.7	$4,059.5	$3,323.6	$3,108.2	$2,723.3
Current liabilities	3,162.6	2,860.1	2,406.3	2,339.3	1,764.0

Working capital	1,506.1	1,199.4	917.3	768.9	959.3
Property, plant and equipment, net	799.8	784.4	692.1	581.5	527.8
Total assets	6,423.7	5,796.2	4,874.9	4,574.4	3,969.6
Capitalization
Convertible Senior Notes	133.6	307.2	330.0	330.0	330.0
Non-recourse project finance debt	—	—	192.8	57.6	—
Other debt obligations	17.7	17.7	36.8	34.5	147.6
Shareholders' equity	2,671.1	2,274.5	1,730.5	1,630.6	1,335.8

Total capitalization	2,822.4	2,599.4	2,290.1	2,052.7	1,813.4
Total debt as a percent of total capitalization	5.4%	12.5%	24.4%	20.6%	26.3%
Shareholders' equity per common share*	$14.71	$12.82	$9.83	$9.36	$7.90
Common shares outstanding at year end*	181.6	177.4	176.0	174.2	169.0
OTHER DATA
New awards	$25,057.8	$22,590.1	$19,276.2	$12,517.4	$13,028.6
Backlog at year end	33,245.3	30,170.8	21,877.7	14,926.6	14,765.8
Capital expenditures	299.6	284.2	274.1	213.2	104.4
Cash provided by (used in) operating activities	951.1	905.0	296.2	408.7	(84.2)
Salaried employees	27,958	25,842	22,078	17,795	17,344
Craft/hourly employees	14,161	15,418	15,482	17,041	17,455

Total employees	42,119	41,260	37,560	34,836	34,799

*
All share and per share amounts were adjusted for the July 16, 2008 two-for-one stock split.

Net earnings in 2008 includes a pre-tax gain of $79 million ($0.27 per share*) from the sale of a joint venture interest in a wind power project in the United Kingdom and tax benefits of $28 million ($0.15 per share*) resulting from statute expirations and tax settlements that favorably impacted the effective tax rate. Net earnings in 2007 includes a credit of $123 million ($0.68 per share*) relating to the favorable settlement of tax audits for the years 1996 through 2000. See Management's Discussion and Analysis on pages 24 to 42 and Notes to Consolidated Financial Statements on pages F-7 to F-37 for additional information relating to significant items affecting the results of operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying Notes. For purposes of reviewing this document, "operating profit" is calculated as revenue less cost of revenue excluding: corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

Results of Operations

Summary of Overall Company Results

        Consolidated revenue in 2008 increased to $22.3 billion compared to $16.7 billion in 2007. While all business segments contributed to the increase in revenue in 2008, the Oil & Gas segment was the primary driver, growing by 55 percent when compared to the prior year. Over the past several years, the company has benefited from the long-term growth in global demand for oil and gas and the capital spending of our clients to support this growth. However, the global credit crisis and falling oil prices have reduced the demand for oil and gas, which is impacting the near-term capital investment plans of some of our Oil & Gas clients. Similarly, the company's other business segments could be impacted by the global recession and credit crisis.

        Consolidated revenue in 2007 increased by 18 percent when compared to 2006, primarily due to the 56 percent higher volume of work performed in the Oil & Gas segment and higher project execution activities in the Industrial & Infrastructure, Global Services and Power segments. Revenue for the Power segment increased in 2007 when compared to 2006 primarily due to work on a coal fired power plant in Texas that was released for full execution in 2007. Revenue for the Government segment declined in 2007 when compared to 2006 due to lower embassy and Iraq construction work in 2007 and the substantial completion of environmental work on a large Department of Energy ("DOE") project and hurricane relief efforts for the Federal Emergency Management Agency ("FEMA") in 2006.

        Earnings before taxes were $1.1 billion in 2008, $649 million in 2007 and $382 million in 2006. Earnings before taxes for 2008 increased 72 percent compared to 2007 primarily as a result of a 61 percent improvement in business segment operating profit. All business segments experienced improvements in operating profit due to increases in the level of project execution activities. The 2008 operating profit of the Industrial & Infrastructure segment included a pre-tax gain from the sale of a joint venture interest in a wind power project in the United Kingdom partially offset by provisions for a fixed-price telecommunications project in the United Kingdom, both discussed under "—Industrial & Infrastructure" below. The 2008 operating profit of the Government segment also improved compared to the prior year due to the absence of charges associated with the Bagram Air Base in Afghanistan which negatively impacted the operating performance of the segment in 2007, as discussed under "—Government" below. The 2008 operating profit of the Power segment included a provision for an uncollectible retention receivable, discussed under "—Power" below. The improved operating performance of the business segments in 2008 was offset somewhat by higher corporate general and administrative expense, including higher compensation-related costs and a loss on the sale of a building and the associated legal entity in the United Kingdom. Earnings before taxes in 2008 were also higher when compared to 2007 due to lower interest expense that resulted from the deconsolidation of non-recourse project finance debt in the fourth quarter of 2007 and the reduction of outstanding principal resulting from the conversion of convertible notes in 2008.

        Earnings before taxes for 2007 increased by 70 percent compared to 2006 primarily from the 44 percent overall improvement in business segment operating profit and a significant increase in net interest income from higher cash balances and interest rates in 2007. All business segments, except Government, had improvements in operating profit primarily due to increases in revenue from work performed. Operating profit in the Government segment improved primarily due to the absence of charges associated with certain embassy projects which significantly impacted results in 2006, as discussed below. Incentive and stock-price based compensation expense, which is included in corporate administrative and general expense, was higher in 2007 compared to 2006. Net interest income increased significantly in 2007 primarily as a result of higher cash balances and interest rates during the year.

        The effective tax rate for 2008 was 35.4 percent which includes a favorable benefit resulting from the reversal of certain valuation allowances, statute expirations and tax settlements. The effective tax rates for 2007 and 2006 were 17.8 percent and 31.0 percent, respectively. The lower effective tax rate for 2007 includes the impact of the final resolution with the U.S. Internal Revenue Service ("IRS") of a tax audit relating to tax years 1996 through 2000. The reduction in tax expense associated with the settlement totaled $123 million. The settlement lowered the effective tax rate for 2007 by 19 percentage points. Variability in effective tax rates in recent years is discussed below under "— Corporate, Tax and Other Matters."

        The company had net earnings of $3.93 per share in 2008 compared to $2.93 per share in 2007 and $1.48 per share in 2006. The 34 percent increase in 2008 earnings per share is primarily the result of increases in the level of project execution activities and includes the pre-tax gain of $79 million ($0.27 per share) from the sale of a joint venture interest in a wind power project in the Industrial & Infrastructure segment. The significant increase in 2007 earnings per share includes the impact of increased project execution activities and the $123 million ($0.68 per share) settlement with the IRS discussed above. Excluding the impact of the settlement, 2007 earnings per share increased 52 percent compared to 2006.

        Consolidated new awards for 2008 were $25.1 billion, compared to $22.6 billion in 2007, and $19.3 billion in 2006. The increase in new award activity in 2008 was primarily attributable to the Oil & Gas and Industrial & Infrastructure segments, partially offset by lower new awards for Power. The Oil & Gas, Global Services and Power segments had increases in new awards during 2007, partially offset by decreases in new awards in the Industrial & Infrastructure and Government segments. Approximately 45 percent of consolidated new awards for 2008 were for projects located outside of the United States.

        Consolidated backlog was $33.2 billion at December 31, 2008, $30.2 billion at December 31, 2007 and $21.9 billion at December 31, 2006. The trend of growing backlog is primarily attributable to strong demand for capital investment in Oil & Gas markets and large awards in Industrial & Infrastructure. As of December 31, 2008, approximately 50 percent of consolidated backlog relates to projects located outside of the United States.

        For a more detailed discussion of operating performance of each business segment, corporate administrative and general expense and other items, see "—Segment Operations" and "—Corporate, Tax and Other Matters" below.

Discussion of Critical Accounting Policies

        The company's discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The company's significant accounting policies are described in the Notes to Consolidated Financial Statements. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the Consolidated Financial Statements apply the following critical accounting policies.

        Engineering and Construction Contracts Engineering and construction contract revenue is recognized on the percentage-of-completion method based on contract cost incurred to date compared to total estimated contract cost. Contracts are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. The percentage-of-completion method of revenue recognition requires the company to prepare estimates of cost to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. Pre-contract costs are expensed as incurred. The majority of the company's engineering and construction contracts provide for reimbursement of cost plus a fixed or percentage fee. In the highly competitive markets served by the company, there is an increasing trend for cost-reimbursable contracts with incentive fee arrangements. As of December 31, 2008, 75 percent of the company's backlog is cost reimbursable while 25 percent is for guaranteed maximum, fixed or unit price contracts. In certain instances, the company provides guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentive fees or liquidated damages. In addition, increases in contract cost can result in non-recoverable cost which could exceed revenue realized from the projects.

        Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made claims against clients for cost incurred in excess of current contract provisions. The company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims amounted to $202 million and $246 million at December 31, 2008 and 2007, respectively. Unapproved change orders are accounted for in revenue and cost when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable, but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price.

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. Although backlog reflects business that is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

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

        The company's accounting for project specific joint venture or consortium arrangements is closely integrated with the accounting for the underlying engineering and construction project for which the joint venture was established. The company engages in project specific joint venture or consortium arrangements in the ordinary course of business to share risks and/or to secure specialty skills required for project execution. Generally, these arrangements are characterized by a 50 percent or less ownership or participation interest that requires only a small initial investment. Execution of a project is generally the single business purpose of these joint venture arrangements. When the company is the primary contractor responsible for execution, the project is accounted for as part of normal operations and included in consolidated revenue using appropriate contract accounting principles.

        Financial Accounting Standards Board ("FASB") Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities" ("FIN 46(R)") provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors who are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In December 2008, the FASB issued FASB Staff Position ("FSP") FAS 140-4 and FIN 46(R)-8, "Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities" which requires additional disclosures by public companies with variable interests in variable interest entities.

        Contracts that are executed jointly through partnerships and joint ventures are proportionately consolidated in accordance with Emerging Issues Task Force ("EITF") Issue 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures" ("EITF 00-1") and Statement of Position 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). The company evaluates the applicability of FIN 46(R) to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards, and will reevaluate applicability upon the occurrence of certain events.

        Deferred Taxes and Tax Contingencies Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. At December 31, 2008, the company had deferred tax assets of $602 million which were partially offset by a valuation allowance of $40 million and further reduced by deferred tax liabilities of $27 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. The allowance for 2008 primarily relates to the deferred tax assets on certain net operating and capital loss carryforwards for U.S. and non-U.S. subsidiaries and certain reserves on investments. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company's effective tax rate on future earnings.

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

        Retirement Benefits The company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," as amended ("SFAS 87"). As permitted by SFAS 87, changes in retirement plan obligations and assets set aside to pay benefits are not recognized as they occur but are recognized over subsequent periods. Assumptions concerning discount rates, long-term rates of return on plan assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Assuming no changes in current assumptions, the company expects to fund between $40 million and $60 million for the calendar year 2009, which is expected to be substantially in excess of the minimum funding required. If the discount rate were reduced by 25 basis points, plan liabilities would increase by approximately $28 million.

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

Segment Operations

        The company provides professional services on a global basis in the fields of engineering, procurement, construction, maintenance and project management. The company is organized into five business segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. The Oil & Gas segment provides design, engineering, procurement, construction and project management professional services for upstream oil and gas production, downstream refining and certain integrated petrochemical markets. The Industrial & Infrastructure segment provides design, engineering, procurement and construction professional services for transportation, wind power, mining and metals, life sciences, telecommunications, manufacturing, commercial and institutional development, microelectronics and healthcare clients. The Government segment provides engineering, construction, contingency response, management and operations services to the United States government. The Global Services segment includes operations and maintenance activities, small capital project engineering and execution, site equipment and tool services, industrial fleet outsourcing, plant turnaround services, temporary staffing and supply chain solutions. The Power segment provides engineering, procurement, construction, program management, start-up and commissioning and maintenance services to the gas fueled, solid fueled, renewables, emerging nuclear and plant betterment markets.

Oil & Gas

        Revenue and operating profit for the Oil & Gas segment are summarized as follows:

	Year Ended December 31,
(in millions)	2008	2007	2006

Revenue	$12,946.3	$8,369.9	$5,368.0
Operating profit	723.8	432.7	305.7

        Both revenue and operating profit increased substantially in 2008 when compared to both 2007 and 2006 as a result of continued growth in project execution activities from the significant levels of new project awards over the last few years. Operating profit margin for the segment was 5.6 percent in 2008 compared to 5.2 percent in 2007 and 5.7 percent in 2006. Operating profit margin in 2008 is comparatively higher than in 2007 for a number of reasons, including the performance of certain large projects in the engineering phase which typically generate higher margins than projects in the construction phase and improved contributions from other projects of the segment. The operating margin in 2007 includes the impact of a higher volume of lower margin construction related activities as a number of large projects moved from the engineering phase into on-site execution.

        New awards in the Oil & Gas segment were $15.1 billion in 2008, $13.5 billion in 2007 and $10.4 billion in 2006. The high worldwide demand for new capacity in oil and gas exploration and refining, as well as polysilicon, has driven the increase in new project awards. New awards in 2008 included two refinery expansion projects in the United States valued at $3.4 billion and $1.9 billion, and a $1.0 billion polysilicon project in China. New awards in 2007 included a $2.0 billion award for the utility and offsite facilities for a new refinery in the Middle East and refinery expansion projects in Spain and the United States amounting to $1.3 billion and $1.5 billion, respectively. New awards in 2006 included a $1.8 billion refinery expansion in the United States, a $2.2 billion project in Saudi Arabia and a project in excess of $1.0 billion in Qatar.

        Backlog for the Oil & Gas segment was $21.4 billion at December 31, 2008, up sequentially from $18.5 billion at December 31, 2007 and $12.0 billion at December 31, 2006. The 2008 and 2007 growth in backlog is primarily due to the continued strength of new award activity and positive scope-related cost adjustments to existing projects.

        The segment has been a participant in an expanding market that includes very large projects in diverse geographical locations, which are well suited to the company's global execution and project management capabilities and strong financial position. However, the global credit crisis and falling oil prices have resulted in some clients reassessing their capital spending plans for 2009. As such, there is some uncertainty as to the sustainability of the high growth and operating profit margins recently experienced by the segment.

        Total assets in the segment increased to $1.2 billion at December 31, 2008 from $891 million at December 31, 2007 and $629 million at December 31, 2006 primarily due to the continued increase in the level of project execution activities over the periods.

Industrial & Infrastructure

        Revenue and operating profit for the Industrial & Infrastructure segment are summarized as follows:

	Year Ended December 31,
(in millions)	2008	2007	2006

Revenue	$3,470.3	$3,385.0	$3,171.1
Operating profit	208.2	101.0	76.4

        Revenue in 2008 improved slightly from 2007 on the strength of the mining and metals and manufacturing and life sciences business lines. Revenue increased during 2007 compared to 2006 primarily as a result of project execution activities on mining and infrastructure projects.

        The 2008 revenue growth for the Industrial & Infrastructure segment has been accompanied by substantial operating profit and operating profit margin increases, primarily as the result of improved performance in mining and a pre-tax gain of $79 million from the sale of a joint venture interest in a wind power project in the United Kingdom. The higher margins for the mining and metals business line in 2008 are largely attributable to an increase in the mix of engineering and consulting projects, which typically generate higher margins than projects in the construction phase. The segment's ability to command more favorable pricing due to its capabilities and project execution performance, along with industry-wide resource constraints, also contributed to the higher mining margins in 2008. Operating profit and operating profit margin increased during 2007 compared to 2006, largely on the strength of performance on mining and infrastructure projects. Operating results for the segment have been impacted in all three years by loss provisions relating to specific projects.

        Looking ahead, the segment could be impacted by the global credit crisis and falling commodity prices, as some clients, particularly in the mining and metals business line, are reassessing their capital spending programs for 2009. Projects originally planned for 2009 could be delayed or canceled.

        The company is involved in dispute resolution proceedings in connection with its London Connect Project, a $500 million lump-sum project to design and install a telecommunications network that allows transmission and reception throughout the London Underground system. The project, which is now complete, has been subject to significant delays by the owner, resulting in additional cost to the company and claims against the client. The company has recognized an aggregate of $105 million in claims revenue relating to incurred costs attributed to delay and disruption claims that are part of the dispute resolution proceedings, reduced for settlement amounts. Total claims-related cost incurred to date and the value of the claims submitted or identified exceed the amount recorded in claims revenue. In addition, the client withheld $54 million representing the company's share of liquidated damages, a substantial portion of which has been reserved for possible non-collection. During 2008, provisions of $33 million were recognized as the result of reassessments of the remaining time and cost to complete the project and the probability of recovery of liquidated damages and certain claims.

        The company participates in a 50/50 joint venture that is completing a fixed-price transportation infrastructure project in California. The project continues to be subject to circumstances resulting in additional cost including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays. The company continues to evaluate the impact of these circumstances on estimated total project cost, as well as claims for recoveries and other contingencies on the project. During 2007 and 2006, provisions of $25 million and $30 million, respectively, were recognized due to increases in estimated cost. The company continues to incur legal expenses associated with the claims and dispute resolution process. As of December 31, 2008, the company has recognized in cost and revenue its $52 million proportionate share of $104 million of cost relating to claims recognized by the joint venture. Total claims-related costs incurred, as well as claims submitted to the client by the joint venture, are in excess of the $104 million of recognized cost. As of December 31, 2008, the client withheld liquidated damages totaling $51 million from amounts otherwise due the joint venture and has asserted additional claims against the joint venture. The company believes that the claims against the joint venture are without merit and that amounts withheld will ultimately be recovered by the joint venture and has, therefore, not recognized any reduction in project revenue for its $25.5 million proportionate share of the withheld liquidated damages. In addition, the client has drawn down $14.8 million against letters of credit provided by the company and its joint venture partner. The company believes that the amounts drawn down against the letters of credit will ultimately be recovered by the joint venture and, as such, has not reserved for the possible non-recovery of the company's $7.4 million proportionate share. The project opened to traffic in November 2007 and is expected to be completed in the spring of 2009.

        New awards in the Industrial & Infrastructure segment were $5.0 billion during 2008, $3.4 billion during 2007, and $4.5 billion in 2006. New awards during 2008 reflected a substantial increase in the mining and metals business line and also included a $1.8 billion infrastructure project in the United Kingdom. New awards during 2007 were also concentrated in the mining sector and included a $1.3 billion transportation infrastructure project in Virginia. New awards during 2006 increased across most of the segment's business lines, with new mining projects representing approximately 45 percent of the total.

        Ending backlog for the segment increased to $6.7 billion for 2008 from $6.1 billion for 2007 and $5.4 billion for 2006.

        Total assets in the Industrial & Infrastructure segment were $536 million at December 31, 2008, largely comparable to the $576 million of total assets at December 31, 2007. Total assets at December 31, 2006 were $686 million and included the consolidation of the National Roads Telecommunication Services project in the United Kingdom, which was deconsolidated in 2007.

Government

        Revenue and operating profit for the Government segment are summarized as follows:

	Year Ended December 31,
(in millions)	2008	2007	2006

Revenue	$1,319.9	$1,308.2	$2,859.9
Operating profit	52.2	29.3	17.7

        Revenue in 2008 increased slightly compared to revenue in 2007 primarily due to the start-up of the Savannah River Site Management and Operating Project in South Carolina ("Savannah River") which offsets reduced contributions from the embassy projects and Iraq-related work. Other contributors to 2008 revenue include continued support for the public assistance program in support of the Federal Emergency Management Agency ("FEMA"), the Hanford Environmental Management Project in Washington and work that began in late 2008 in support of Logistics Augmentation Program ("LOGCAP IV") task orders for the United States Army in Afghanistan. The substantial decrease in revenue in 2007 compared to 2006 was primarily attributable to significantly reduced contributions from FEMA hurricane relief task orders, Iraq-related work and the Fernald project that was completed in October 2006.

        Operating profit for the Government segment during 2008 increased significantly compared to 2007 and 2006, primarily due to the absence of significant provisions for loss projects that had been made in the earlier two years. Operating profit in 2008 was also favorably impacted by work that began at the Savannah River project and for LOGCAP IV task orders.

        Provisions totaling $21 million and $29 million were made in 2007 and 2006, respectively, on a fixed-priced contract at the Bagram Air Base in Afghanistan. These charges related to subcontractor execution issues and liquidated damages due to the resulting delay in project completion. During 2008, the Bagram project was completed and various disputed items and warranty issues were resolved. As a result, $5 million was recognized in operating profit during the year. The remaining disputed items and warranty obligations are expected to be addressed in 2009.

        Operating profit in 2006 was negatively impacted by loss provisions for estimated cost overruns totaling $154 million on certain embassy projects. Provisions totaling $56 million had been previously recognized in 2005. The company has performed work on 11 embassy projects over the last five years for the United States Department of State under fixed-price contracts. These projects were adversely impacted by higher cost due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased cost to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of December 31, 2008, all embassy projects were complete, with some warranty items still pending.

        As of December 31, 2008, aggregate cost totaling $45 million relating to claims on three of the embassy projects has been recognized in revenue. Total claims-related cost incurred to date, along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue. As the first formal step in dispute resolution, all of these claims have been certified in accordance with federal contracting requirements. The company continues to periodically evaluate its position with respect to these claims.

        New awards in the Government segment were $1.4 billion during 2008, compared to $1.2 billion during 2007 and $2.2 billion during 2006. The increase in new awards in 2008 was driven by the start-up of the Savannah River project and the first task orders issued to the company under LOGCAP IV. The Savannah River project's transitional work and first full year of operations were included as a new award in 2008. The company reports new awards for LOGCAP IV as individual task orders are awarded and funded. The decrease in new awards in 2007 was due to the significant decrease in emergency response work for FEMA and reconstruction activities in Iraq. Many projects, like Savannah River, are performed on behalf of U.S. government clients under multi-year contracts and provide for annual funding. As a result, new awards for the Government segment only reflect the annual award of work to be performed over the ensuing 12 months for annually-funded contracts.

        Backlog for the Government segment was $804 million at December 31, 2008, $740 million at December 31, 2007 and $840 million at December 31, 2006. The decline in backlog in 2007 from 2006 was primarily due to progress toward completion on Iraq contracts.

        Total assets in the Government segment were $326 million at December 31, 2008, $285 million at December 31, 2007 and $597 million at December 31, 2006. The decrease in total assets from the end of 2006 was primarily due to the billing and collection of substantially all of the previously unbilled fees on the Fernald project and progress towards completion on the FEMA and Iraq reconstruction contracts.

Global Services

        Revenue and operating profit for the Global Services segment are summarized as follows:

	Year Ended December 31,
(in millions)	2008	2007	2006

Revenue	$2,675.8	$2,460.0	$2,137.9
Operating profit	229.3	201.4	152.4

        The 2008 increase in revenue reflects continued growth across most of the Global Services segment's various business lines. The operations and maintenance business line experienced broad-based growth in the majority of its markets during 2008, but its results were unfavorably impacted by delays in refinery turnarounds and hurricanes in the Gulf Coast region of the United States. The 2007 revenue increase was driven primarily by growth in the operations and maintenance business line. The segment continues to implement a disciplined growth strategy through widespread expansion of existing core competencies and regional deployment of new services and business models.

        Operating profit and operating profit margin increases for 2008 and 2007 reflect the strong business environment that has extended across most of Global Services' markets. Additionally, operating profit in 2006 was favorably impacted by hurricane recovery activities. During the fourth quarter of 2008, Global Services began to be impacted by the current global economic downturn, particularly for natural resource prospects. The drop in commodity prices has caused delays of work originally planned for 2008 and 2009. Operating profit margin in the Global Services segment was 8.6 percent, 8.2 percent, and 7.1 percent for the years ended December 31, 2008, 2007 and 2006, respectively.

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

        New awards in the Global Services segment were $2.1 billion during 2008, $2.2 billion during 2007 and $1.6 billion during 2006. New awards for all three years included new work and renewals for key clients.

        Backlog for the Global Services segment was $2.6 billion at December 31, 2008, $2.5 billion at December 31, 2007 and $2.3 billion at December 31, 2006.

        Total assets in the Global Services segment were $763 million at December 31, 2008 compared to $856 million at December 31, 2007 and $721 million at December 31, 2006. The decrease in total assets in 2008 was due to the reduction in working capital in the equipment, supply chain solutions and operations and maintenance business lines. The increase in assets in 2007 was primarily the result of investments in equipment and working capital to support revenue growth.

Power

        Revenue and operating profit for the Power segment are summarized as follows:

	Year Ended December 31,
(in millions)	2008	2007	2006

Revenue	$1,913.6	$1,167.9	$541.6
Operating profit	75.4	38.0	4.3

        Revenue in 2008 and 2007 increased substantially as the result of higher levels of project execution activities from projects awarded over the last few years, including the Oak Grove coal-fired power project in Texas for Luminant, a unit of Energy Futures Holdings Corporation, that was awarded in the second quarter of 2007. Revenue levels in 2006 were negatively impacted by the reduced level of construction of new power plants following the completion of the most recent building cycle in 2003.

        Operating profit margin in the Power segment increased to 3.9 percent during 2008 from 3.3 percent during 2007 and 0.8 percent during 2006. Operating profit and operating profit margin increased in 2008 and 2007 as a result of higher levels of project execution activities, including the Oak Grove project. In addition, the operating profit margin in 2008 reflects higher margin front-end services in the nuclear business line. Also reflected in 2008 operating profit, but as a partial offset to the drivers of margin improvement, was a fourth quarter provision for an uncollectible retention receivable of $9 million for the Rabigh Combined Cycle Power Plant in Saudi Arabia, discussed in more detail under Litigation and Matters in Dispute Resolution below. The lower 2006 operating profit and operating profit margin were the combined result of a charge associated with the final resolution of a project dispute, a loss on another project, a concentration of projects that were in the early stages where profit recognition is generally lower and higher overhead spending in anticipation of increasing revenue in an expanding market. Projects in the Power segment are often bid and awarded on a fixed-price basis. This method of contracting provides opportunities for margin improvement resulting from successful execution, but also exposes the segment to the risk of cost overruns due to factors such as material cost and labor productivity variances or schedule delays.

        The Power segment has been impacted by delays in obtaining air permits for coal-fired power plants due to concerns over carbon emissions. In addition, power producers have been impacted by the global credit crisis. New awards in the Power segment are typically large in amount, but occur on an irregular basis. New awards of $1.3 billion in 2008 include a gas-fired power plant in Texas, expansions to an existing emissions control retrofit program in Kentucky and an emissions control retrofit program in Texas for Luminant. New awards of $2.2 billion in 2007 included $1.7 billion for the Oak Grove award. New awards of $635 million during 2006 included a plant retrofit project in South Carolina.

        Backlog for the Power segment was $1.8 billion at December 31, 2008, $2.4 billion at December 31, 2007 and $1.3 billion at December 31, 2006. The increase in backlog since December 31, 2006 is largely due to the 2007 new award for the Oak Grove project.

        Total assets in the Power segment were $130 million at December 31, 2008, $150 million at December 31, 2007 and $137 million at December 31, 2006.

Corporate, Tax and Other Matters

        Corporate For the three years ended December 31, 2008, 2007 and 2006, corporate administrative and general expenses were $229 million, $194 million and $179 million, respectively. The increase in 2008 is primarily due to higher compensation-related costs and a $16 million loss on the sale of a building and the associated legal entity in the United Kingdom. These increases in 2008 corporate administrative and general expenses are offset somewhat by foreign currency gains. Corporate administrative and general expense includes $17 million of non-operating expense in 2008, of which $16 million is for the loss on the sale of the building and associated legal entity discussed above, compared to non-operating income of $3 million during 2007 and non-operating expense of $5 million relating principally to an investment impairment provision during 2006. The increase in corporate administrative and general expenses in 2007 from 2006 is primarily due to higher incentive and stock-based compensation cost as a result of the increase in the value of the company's stock. The 2006 amount includes $13 million from the adoption of the new share-based compensation accounting standard and $14 million of expenses related to the relocation of the corporate headquarters from Southern California to the Dallas/Fort Worth metropolitan area that was completed in the second quarter of 2006.

        Net interest income was $55 million, $41 million and $4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net interest income increased in 2008 primarily due to lower interest expense that resulted from the deconsolidation of non-recourse project finance debt in the fourth quarter of 2007 and the reduction of outstanding principal resulting from the conversion of convertible notes in 2008. Net interest income increased significantly in 2007 primarily as a result of higher cash balances and interest rates during the year. The 2006 amount includes interest expense on outstanding commercial paper balances during the first six months of 2006 that were required to support project execution activities and interest expense from the consolidation of non-recourse project finance debt during the year. Though the company is expected to continue to maintain high cash and marketable securities positions in 2009, lower interest rates could significantly reduce interest income.

        Tax The effective tax rates on the company's pretax earnings were 35.4 percent, 17.8 percent and 31.0 percent for the years 2008, 2007 and 2006, respectively. The effective tax rate for 2008 was favorably impacted by the reversal of certain valuation allowances of $19 million and statute expirations and tax settlements of $28 million.

        The lower effective rate in 2007 was due to the reduction of income tax expense for the year as the result of an IRS Appeals settlement in connection with the IRS examination of the company's income tax returns for the period November 1, 1995 through December 31, 2000.

        The 2006 effective tax rate includes a favorable benefit resulting from the extraterritorial income exclusion and the reversal of certain valuation allowances, partially offset by the unfavorable impact of tax rate changes on certain state deferred taxes.

Litigation and Matters in Dispute Resolution

  Conex International v. Fluor Enterprises, Inc.

        In November 2006, a Jefferson County, Texas, jury reached an unexpected verdict in the case of Conex International ("Conex") v. Fluor Enterprises Inc. ("FEI"), ruling in favor of Conex and awarding $99 million in damages related to a 2001 construction project.

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

        The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008 and remanded for a new trial.

  Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

        In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric ("SAMGE"), a Saudi Arabian corporation. The complaint sought damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. On April 10, 2007, the arbitration panel issued a partial final award stipulating the amount of entitlement to recovery of certain claims and awarding interest on the net amounts due to Fluor. A final award on the calculation of interest due to Fluor has been received. All amounts have been collected except for post-award, pre-judgment interest of approximately $1 million and a retention receivable of $9 million to be paid by SAMGE after it receives payment from the owner. In the fourth quarter of 2008, a provision was recognized for the full amount of the unpaid retention receivable as the result of a re-assessment by the company of the likelihood that SAMGE would ever receive payment from the owner.

  Fluor Corporation v. Citadel Equity Fund Ltd.

        Citadel Equity Fund Ltd., a hedge fund and investor in the company's 1.5 percent Convertible Senior Notes (the "Notes"), and the company are disputing the calculation of the number of shares of the company's common stock that were due to Citadel upon conversion of approximately $58 million of Notes. Citadel argues that it is entitled to an additional $28 million in value under its proposed calculation method. The company believes that the payout given to Citadel was proper and correct and that Citadel's claims are without merit. The company is vigorously defending its position.

  Other

        As of December 31, 2008, a number of matters relating to completed and in progress projects are in the dispute resolution process. These include an Infrastructure Joint Venture Project and the London Connect Project, which are discussed above under " — Industrial & Infrastructure" and certain Embassy Projects, which are discussed above under " — Government".

Financial Position and Liquidity

        Cash provided by operating activities during 2008 was $951 million compared to $905 million in 2007 and $296 million in 2006. Cash provided by operating activities during 2008, 2007 and 2006 resulted primarily from earning sources and increases in customer advance billings. Cash generated by operating activities in 2007 also includes the billing and collection of fees on the Fernald project.

        The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects. The increase in new awards over the last three years will continue to result in periodic start-up activities where the use of cash is greatest on projects for which cash is not provided by advances from clients. As work progresses on individual projects and client payments on invoiced amounts increase, cash used in start-up activities is recovered and project cash flows tend to stabilize through project completion. Liquidity is also provided by substantial advance billings on contracts in progress. As customer advances are used in project execution and if they are not replaced by advances on new projects, the company's cash position will be reduced. In the event there is net new investment in operating assets that exceeds available cash balances the company maintains short-term borrowing facilities to satisfy any periodic net operating cash outflows.

        Cash from operating activities is used to provide contributions to the company's defined contribution and defined benefit plans. Contributions into the defined contribution plans of $98 million during 2008 have increased compared to $74 million in 2007 and $59 million in 2006 as a result of increases in the number of eligible employees. The company contributed $190 million into its defined benefit pension plans during 2008, as a result of adverse conditions in the financial markets coupled with the business objective to utilize available resources to maintain or achieve full funding of accumulated benefits. The company contributed $62 million and $41 million into its defined benefits plans during 2007 and 2006, respectively. As of December 31, 2008, 2007 and 2006 all plans were funded to the level of accumulated benefits.

        Cash flows provided by investing activities during 2008 include proceeds of $79 million from the sale of a joint venture interest in a wind power project in the United Kingdom. In addition, cash flows provided by investing activities during 2008 include $48 million primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment compared with $60 million and $39 million during 2007 and 2006, respectively.

        Cash utilized by investing activities in 2008, 2007 and 2006 included capital expenditures of $300 million, $284 million and $274 million, respectively. Expenditures during 2008 and 2007 included significant amounts relating to equipment operations and investments in computer infrastructure upgrades. Capital expenditures during 2006 included $36 million for construction of the new corporate headquarters facility in Texas, but otherwise relate primarily to the equipment operations in the Global Services segment that support engineering and construction projects. The increase in capital expenditures over the past three years largely relates to the ongoing renewal and replacement of equipment in the construction equipment operations and investments in computer infrastructure upgrades. Capital expenditures in future years are expected to include equipment purchases for the equipment operations of the Global Services segment, purchase and refurbishment of other facilities and computer infrastructure in support of the company's continuing investment in automated systems.

        The company holds excess cash in bank deposits and marketable securities. These investments are governed by the company's investment policy, which focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments are placed with highly rated banks and include short-term fixed income securities, money market funds which invest in U.S. Government-related securities, repurchase agreements that are fully collateralized by U.S. Government-related securities, medium-term fixed income securities and highly-rated commercial paper.

        During 2006, the company amended and restated its Senior Credit Facility, increasing the size from $800 million to $1.5 billion and extending the maturity to 2011.

        In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the "Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing.

        In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible during any fiscal quarter if the closing price of the company's common stock for at least 20 trading days in the 30 consecutive trading day-period ending on the last trading day of the previous fiscal quarter is greater than or equal to 130 percent of the conversion price in effect on that 30th trading day (the "trigger price"). The split-adjusted trigger price is currently $36.20, but is subject to adjustment as outlined in the indenture. The trigger price condition has been satisfied during each period since the fourth quarter of 2005 and the Notes have therefore been classified as short-term debt as of December 31, 2008 and 2007. During 2008, holders converted $174 million of the Notes in exchange for the principal balance owed in cash plus 4,058,792 shares of the company's common stock. During 2007, holders converted $23 million of the Notes in exchange for the principal balance owed in cash plus 503,462 shares of the company's common stock. The company does not know the timing or principal amount of the remaining Notes that may be presented for conversion in future periods. Holders of Notes were entitled to require the company to purchase all or a portion of their Notes on February 17, 2009 at 100 percent of the principal amount plus accrued and unpaid interest; a de minimis amount of Notes was tendered for purchase. Holders of Notes will again be entitled to have the company purchase their Notes at the same price on February 15, 2014 and February 15, 2019. After February 16, 2009, the Notes are redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. In the event of a change of control of the company, each holder may require the company to repurchase the Notes for cash, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. The outstanding principal amount of the Notes was $134 million and $307 million at December 31, 2008 and 2007, respectively. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company's common stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

        During 2007 and 2006, non-recourse project financing provided $102 and $127 million of financing cash flow, respectively, related to the National Roads Telecommunications Services Project. These amounts relate to the activities of a joint venture that was previously consolidated in the company's financial statements. See below under Variable Interest Entities — National Roads Telecommunications Services Project for further discussion of this matter.

        On December 15, 2008, the company registered shares of its common and preferred stock, debt securities and warrants pursuant to its filing of a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission.

        A warrant for the purchase of 920,000 shares was exercised in 2006, yielding proceeds of $17 million. Proceeds from stock option exercises provided cash flow of approximately $13 million during each of 2008 and 2007 and $15 million during 2006. The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares in open market or negotiated transactions. During 2008 and 2007, 6,000 shares and 5,600 shares, respectively, of company stock were repurchased by the company under its stock repurchase program. No purchases were made during 2006. The maximum number of shares that could still be purchased under the existing repurchase program is 8.3 million shares.

        In the first quarter of 2008, the company's Board of Directors authorized an increase in the quarterly dividends payable to $0.125 per share (split adjusted). Previously, in the first quarter of 2006, the company's Board of Directors authorized an increase in the quarterly dividends to $0.10 per share (split adjusted) from $0.08 per share (split adjusted). Declared dividends are typically paid during the month following the quarter in which they are declared. However, for the dividend paid to shareholders as of January 3, 2006, payment by the company to the disbursing agent occurred in the month of December 2005, resulting in two cash payments by the company in the fourth quarter of 2005 and none in the first quarter of 2006. The payment and level of future cash dividends is subject to the discretion of the company's Board of Directors.

        During 2008, exchange rates for functional currencies for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses that are reflected in the cumulative translation component of other comprehensive loss. During 2007 and 2006, exchange rates for functional currencies for most of the company's international operations strengthened against the U.S. dollar, resulting in unrealized translation gains that are reflected in the cumulative translation component of other comprehensive income. Unrealized losses of $85 million in 2008, and unrealized gains of $54 million in 2007 and $10 million in 2006 relate to the effect of exchange rate changes on cash. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore, the company's exposure to realized exchange gains and losses is considered nominal.

        Liquidity is provided by cash generated from operations, advance billings on new awards and contracts in progress and access to financial markets. As the cash advances are reduced through use in project execution and, if not replaced by advances on new projects, the company's cash position may decline. While the impact of continued market volatility cannot be predicted, the company believes that for the next 12 months, cash generated from operations and advance billings, along with its unused credit capacity and the option to issue debt or equity securities, if required, is expected to be sufficient to fund operating requirements. The company's conservative financial strategy and consistent performance have earned it strong credit ratings resulting in continued access to the tighter financial markets. The company's total debt to total capitalization ("debt-to-capital") ratio at December 31, 2008 was 5.4 percent compared to 12.5 percent at December 31, 2007.

Off-Balance Sheet Arrangements

        The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $2.4 billion in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or performance and completion guarantees on engineering and construction contracts. At December 31, 2008, the company had $1.0 billion in letters of credit outstanding. The company has $149 million in credit lines for general purposes in addition to the amount above. The company's access to the commercial paper market has been limited as a result of the current financial crisis. However, the company's short-term financing needs are not expected to be impacted due to its high cash balances and access to short-term borrowing sources. The company also posts surety bonds as generally required by commercial terms, primarily to guarantee its performance on state and local government projects.

        Contractual Obligations at December 31, 2008 are summarized as follows:

		Payments Due by Period

Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	Over 5 years

(in millions)
Debt:
1.5% Convertible Senior Notes	$134	$134	$—	$—	$—
5.625% Municipal bonds	18	—	—	—	18
Interest on debt obligations(1)	12	3	2	2	5
Operating leases(2)	328	57	111	59	101
Uncertain tax contingencies(3)	71	—	—	—	71
Joint venture contributions	25	2	10	13	—
Pension minimum funding(4)	169	16	34	119	—
Other post-employment benefits	43	7	12	11	13
Other compensation related obligations(5)	247	26	57	65	99

Total	$1,047	$245	$226	$269	$307

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

(4)
The company generally provides funding to its U.S. and non-U.S. pension plans to at least the minimum required by applicable regulations. In determining the minimum required funding, the company utilizes current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In management's judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated. Where minimum funding as determined for each individual plan would not achieve a funded status to the level of accumulated benefit obligations, additional discretionary funding may be provided from available cash resources.

(5)
Principally deferred executive compensation.

Guarantees, Inflation and Insurance Arrangements

        Guarantees In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. The amount of guarantees outstanding measured on this basis totaled $2.1 billion as of December 31, 2008. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The carrying value of the liability for guarantees was not material as of December 31, 2008 or 2007.

        Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of December 31, 2008, there were no material guarantees outstanding.

        Inflation Although inflation and cost trends affect the company, its engineering and construction operations are generally protected by the ability to fix the company's cost at the time of bidding or to recover cost increases in cost reimbursable contracts. The company has taken actions to reduce its dependence on external economic conditions; however, management is unable to predict with certainty the amount and mix of future business.

        Insurance Arrangements The company utilizes a number of providers to meet its insurance and surety needs. The current financial crisis has not disrupted the company's insurance or surety programs or limited its ability to access needed insurance or surety capacity.

Variable Interest Entities

        In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. Applying the guidance of FIN 46(R), the company evaluates qualitative and quantitative information for each partnership or joint venture at inception to determine, first, whether the entity formed is a variable interest entity ("VIE") and, second, if the company is the primary beneficiary and needs to consolidate the entity. Upon the occurrence of certain events outlined in FIN 46(R), the company reassesses its initial determination of whether the entity is a VIE and whether consolidation is still required.

        A partnership or joint venture is considered a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

        The company is deemed to be the primary beneficiary of the VIE and consolidates the entity if the company will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns or both. The company considers all parties that have direct or implicit variable interests when determining if it is the primary beneficiary. The majority of the partnerships and joint ventures that are formed for the execution of the company's projects are VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support. However, often the VIE does not meet the consolidation requirements of FIN 46(R). The contractual agreements that define the ownership structure and equity investment at risk, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties are used to determine if the entity is a VIE and if the company is the primary beneficiary and must consolidate the entity.

        The partnerships or joint ventures of the company are typically characterized by a 50 percent or less, non-controlling, ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. As such and as noted above, even when the partnership or joint venture is determined to be a VIE, the company is frequently not the primary beneficiary. Should losses occur in the execution of the project for which the VIE was established, the losses would be absorbed by the partners of the VIE. The majority of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary; however, such funding is rare and is not currently anticipated. Some of the company's VIEs have debt, but the debt is typically non-recourse in nature. At times, the company's participation in VIEs requires agreements to provide financial or performance assurances to clients. See " — Guarantees, Inflation and Insurance Arrangements" above for a further discussion of such agreements.

        As of December 31, 2008 the company had a number of entities that were determined to be VIEs, with the majority not meeting the consolidation requirements of FIN 46(R). Most of the unconsolidated VIEs are proportionately consolidated, though the equity and cost methods of accounting for the investments are also used, depending on the company's respective participation rights, amount of influence in the VIE and other factors. The aggregate investment carrying value of the unconsolidated VIEs was $111 million at December 31, 2008 and was classified under Investments in the Consolidated Balance Sheet. The company's maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments at December 31, 2008 for the unconsolidated VIEs were $24 million.

        In some cases, the company is required to consolidate VIEs. The carrying value of the assets and liabilities for consolidated VIEs at December 31, 2008 was $281 million and $202 million, respectively.

        None of the VIEs are individually material to the company's results of operations, financial position or cash flows. Below is a discussion of a couple of the company's more unique VIEs and related accounting considerations.

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

        Based on a qualitative analysis of the variable interests of all parties involved at the formation of GeneSYS, under the provisions of FIN 46(R), the company was initially determined to be the primary beneficiary of the joint venture. The company's consolidated financial statements included the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks at the inception of the venture. Effective October 1, 2007, the company no longer consolidates the accounts of GeneSYS because it is no longer the primary beneficiary of the joint venture.

        FIN 46(R) requires that the initial determination of whether an entity is a VIE shall be reconsidered under certain conditions. One of those conditions is when the entity's governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the entity's equity investment at risk. Such an event occurred in September 2007 upon the infusion of capital by the joint venture members which resulted in permanent financing through issuance of Subordinated Debentures by GeneSYS that replaced the temporary equity bridge loans that had been provided by outside lenders. This refinancing of temporary debt with permanent debt constituted a change in the governing documents of GeneSYS that required reconsideration of GeneSYS as a VIE.

        Based on the new capitalization structure of GeneSYS, the adequacy of the equity at risk in GeneSYS was evaluated and found to be inadequate to finance its operations without additional subordinated financial support. Accordingly, upon reconsideration, GeneSYS continues to be a VIE. Because the company holds a variable interest in the entity through its equity and debt investments, a qualitative evaluation was undertaken to determine if it was the primary beneficiary. In this evaluation, the company considered all parties that have direct or implicit variable interests based on the contractual arrangements existing at the time of reconsideration. Based on this evaluation, the company determined that it was no longer the primary beneficiary of GeneSYS. Accordingly, GeneSYS was not consolidated in the company's accounts at December 31, 2008 and December 31, 2007, respectively, and is being accounted for on the equity method of accounting.

        Based on contractual documents, the company's maximum exposure to loss relating to its investment in GeneSYS is its aggregate $20 million equity and debt investment plus any un-remitted earnings. The term loan is an obligation of GeneSYS and will never be a debt repayment obligation of the company because it is non-recourse to the joint venture members.

Interstate 495 Capital Beltway Project

        In December 2007, the company was awarded the $1.3 billion Interstate 495 Capital Beltway high-occupancy toll ("HOT") lanes project in Virginia. The project is a public-private partnership between the Virginia Department of Transportation ("VDOT") and Capital Beltway Express LLC, a joint venture in which the company has a ten percent interest and Transurban (USA) Inc. has a 90 percent interest ("Fluor-Transurban"). Under the agreement, VDOT owns and oversees the addition of traffic lanes, interchange improvements and construction of HOT lanes on 14 miles of the I-495 Capital Beltway in northern Virginia. Fluor-Transurban, as concessionaire, will develop, design, finance, construct, maintain and operate the improvements and HOT lanes under an 80 year concession agreement. The construction is being financed through grant funding from VDOT, non-recourse borrowings from issuance of public tax-exempt bonds, a non-recourse loan from the Federal Transportation Infrastructure Finance Innovation Act (TIFIA) which is administered by the U.S. Department of Transportation and equity contributions from the joint venture members.

        The construction of the improvements and HOT lanes are being performed by a construction joint venture in which the company has a 65 percent interest and Lane Construction has a 35 percent interest ("Fluor-Lane"). Transurban (USA) Inc. will perform the operations and maintenance upon completion of the improvements and commencement of operations of the toll lanes.

        The company has evaluated its interest in Fluor-Lane and has determined, based on a qualitative analysis, that the entity is a VIE. The company has further determined from an analysis of risk and contractual agreements that it is the primary beneficiary of Fluor-Lane since the company absorbs the majority of Fluor-Lane's expected returns or losses. Accordingly, the company consolidates Fluor-Lane. As of December 31, 2008, the company's financial statements include assets of $55 million and liabilities of $48 million for Fluor-Lane.

        Fluor-Transurban has been determined to be a VIE under the provisions of FIN 46(R). Pursuant to the requirements of FIN 46(R), the company evaluated its interest in Fluor-Transurban including its project execution obligations and risks relating to its interest in Fluor-Lane and has determined based on a qualitative analysis that it is not the primary beneficiary of Fluor-Transurban. Based on contractual documents, the company's maximum exposure to loss relating to its investment in Fluor-Transurban is its $35 million aggregate equity investment commitment, of which $11 million has been funded, plus any un-remitted earnings. The company will never have repayment obligations associated with any of the debt because it is non-recourse to the joint venture members. The company accounts for its ownership interest in Fluor-Transurban on the equity method of accounting.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

        The company utilizes derivative instruments to hedge exposures to foreign currency exchange rates and commodity prices to minimize the volatility of project cost. The company does not enter into derivative transactions for speculative or trading purposes. At December 31, 2008, the company had foreign exchange forward contracts of less than 2 years duration to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts was $112 million. At December 31, 2008 the company had commodity swap forward contracts of less than 5 years duration and a total gross notional amount of $54 million. The company does not currently use derivatives, such as swaps, to alter the interest characteristics of its short-term securities or its debt instruments.

        During 2008, exchange rates for functional currencies for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses that are reflected in the cumulative translation component of other comprehensive loss.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of December 31, 2008, which is the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

        In connection with the preparation of the company's annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). Management's assessment included an evaluation of the design of the company's internal control over financial reporting and testing of the operational effectiveness of the company's internal control over financial reporting. Based on this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2008.

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

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Board of Directors and Shareholders of Fluor Corporation

        We have audited Fluor Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fluor Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fluor Corporation as of December 31, 2008 and 2007, and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2008 of Fluor Corporation and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 25, 2009

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

        The following information is being furnished with respect to the company's executive officers:

Name	Age	Position with the Company (1)
Ray F. Barnard	50	Chief Information Officer
Alan L. Boeckmann	60	Chairman and Chief Executive Officer
David E. Constable	47	Group President, Power
Stephen B. Dobbs	52	Senior Group President, Industrial & Infrastructure, Government and Global Services
Garry W. Flowers	57	Senior Vice President, HSE, Security & Industrial Relations
Glenn C. Gilkey	50	Senior Vice President, Human Resources and Administration
Kirk D. Grimes	51	Group President, Global Services
Carlos M. Hernandez	54	Chief Legal Officer and Secretary
John L. Hopkins	55	Group President, Government
David T. Seaton	47	Group President, Energy & Chemicals
Gary G. Smalley	50	Vice President and Controller
D. Michael Steuert	60	Senior Vice President and Chief Financial Officer
Dwayne Wilson	50	Group President, Industrial & Infrastructure

(1)
Except where otherwise indicated, all references are to positions held with Fluor Corporation or one of its subsidiaries. All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors.

  Ray F. Barnard

        Mr. Barnard has been Chief Information Officer since February 2002. Prior to that, from 2000 to 2002, he was Senior Vice President of TradeMC, a developer and promoter of supplier networks for the procurement of capital goods in which the company had an ownership interest. Prior to that, he was Vice President, IBM Corporation from 1999 to 2000 and Executive Vice President of ENSCO Corporation from 1988 to 1999. Mr. Barnard joined the company in 2000.

  Alan L. Boeckmann

        Mr. Boeckmann has been Chairman and Chief Executive Officer since February 2002 and a member of the Board of Directors since 2001. Prior to that, he was President and Chief Operating Officer from February 2001 to February 2002; President and Chief Executive Officer of Fluor Daniel from March 1999 to February 2001; and Group President, Energy & Chemicals from 1996 to 1999. Mr. Boeckmann joined the company in 1979 with previous service from 1974 to 1977.

  David E. Constable

        Mr. Constable has been Group President, Power since October 2005 and was Senior Vice President, Sales for Energy & Chemicals from 2003 to 2005. Prior to that, he was President, Operations & Maintenance and Telecommunications business lines from 2000 to 2003. Mr. Constable joined the company in 1982.

  Stephen B. Dobbs

        Mr. Dobbs has been Senior Group President, Industrial & Infrastructure, Government and Global Services since March 2007. Prior to that, he was Group President, Industrial and Infrastructure from September 2005 to March 2007; President, Infrastructure from 2002 to September 2005; and President, Transportation from 2001 to 2002. Mr. Dobbs joined the company in 1980.

  Garry W. Flowers

        Mr. Flowers has been Senior Vice President, HSE, Security & Industrial Relations since November 2003. Prior to that, he was Vice President, Industrial Relations from December 1995 to November 2003. Mr. Flowers joined the company in 1978.

  Glenn C. Gilkey

        Mr. Gilkey has been Senior Vice President, Human Resources and Administration since June 2008. Prior to that, he was Vice President, Operations from June 2006 to June 2008 and Vice President, Engineering from January 2001 to June 2006. Mr. Gilkey joined the company in 1988 with previous service from 1981 to 1984.

  Kirk D. Grimes

        Mr. Grimes has been Group President, Global Services since October 2003. Prior to that, he was Group Executive, Oil & Gas from February 2001 to October 2003 and President, Telecommunications from 1998 to February 2001. Mr. Grimes joined the company in 1980.

  Carlos M. Hernandez

        Mr. Hernandez has been Chief Legal Officer and Secretary since October 2007. Prior to joining the company in October 2007, he was General Counsel and Secretary of ArcelorMittal USA, Inc. from April 2005 to October 2007, and General Counsel and Secretary of International Steel Group Inc., from September 2004 to April 2005, prior to its acquisition by Mittal Steel Company. Prior to that, he was General Counsel of Fleming Companies, Inc. from February 2001 to August 2004.

  John L. Hopkins

        Mr. Hopkins has been Group President, Government since October 2003. Prior to that, he was Group Executive, Sales, Marketing and Strategic Planning from February 2002 to October 2003 and Group

Executive, Fluor Global Services from September 2001 to February 2002. From March 2000 to September 2001, he was President and Chief Executive Officer of TradeMC, a developer and promoter of supplier networks for the procurement of capital goods in which the company had an ownership interest. Mr. Hopkins joined the company in 1984.

  David T. Seaton

        Mr. Seaton has been Group President, Energy & Chemicals, since March 2007. Prior to that, he was Senior Vice President, Sales for Energy & Chemicals from September 2005 to March 2007; Senior Vice President, Chemicals Business Line from October 2004 to September 2005; and Senior Vice President, Sales for Energy & Chemicals from March 2002 to October 2004. Mr. Seaton joined the company in 1985.

  Gary G. Smalley

        Mr. Smalley has been Vice President and Controller since March 1, 2008. He was Vice President of Internal Audit from September 2002 to March 2008 and prior to that served in a number of financial management roles, including Controller of South Latin America and Controller of Australia. Mr. Smalley joined the company in 1991.

  D. Michael Steuert

        Mr. Steuert has been Senior Vice President and Chief Financial Officer since May 2001. Prior to joining the company in 2001, he was Senior Vice President and Chief Financial Officer of Litton Industries, Inc., a major defense contractor, from 1999 to May 2001.

  Dwayne Wilson

        Mr. Wilson has been Group President, Industrial & Infrastructure since March 2007. Prior to that, he was Senior Vice President and General Manager, Mining & Metals from March 2004 to March 2007; and President, Industrial & Infrastructure, Mining and Minerals from March 2002 to March 2004. Mr. Wilson joined the company in 1980.

Code of Ethics

        We have long maintained and enforced a Code of Business Conduct and Ethics that applies to all Fluor officers and employees, including our chief executive officer, chief financial officer, and principal accounting officer and controller. A copy of our Code of Business Conduct and Ethics, as amended, has been posted on the "Sustainability" — "Compliance and Ethics" portion of our website, www.fluor.com. Shareholders may request a free copy of our Code of Business Conduct and Ethics from:

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

Certifications

        In 2008, we submitted to the New York Stock Exchange certifications of our Chairman and Chief Executive Officer and our Chief Legal Officer that they were not aware of any violation by Fluor Corporation of the New York Stock Exchange's corporate governance listing standards. In addition, we have filed with the Securities and Exchange Commission, as an exhibit to this Form 10-K with respect to fiscal year 2008, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosure.

Additional Information

        The additional information required by Item 401 of Regulation S-K is hereby incorporated by reference from the information contained in the section entitled "Election of Directors — Biographical Information" in our Proxy Statement for our 2009 annual meeting of shareholders. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Information regarding the Audit Committee is hereby incorporated by reference from the information contained in the section entitled "Corporate Governance — Board of Directors Meetings and Committees — Audit Committee" in our Proxy Statement.

Item 11.    Executive Compensation

        Information required by this item is included in the following sections of our Proxy Statement for our 2009 annual meeting of shareholders: "Organization and Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation," as well as the related pages containing compensation tables and information, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table provides information as of December 31, 2008 with respect to the shares of common stock that may be issued under the Company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by shareholders (1)	1,594,432	$51.03	14,558,057
Equity compensation plans not approved by shareholders (2)	30,810	$14.80	—

Total	1,625,242	$50.34	14,558,057

(1)
Consists of the 2000 Restricted Stock Plan for Non-Employee Directors, as amended in 2006, under which no securities are currently issuable upon exercise of outstanding options, warrants or rights, 47,922 shares issuable under the company's 2000 Executive Performance Incentive Plan (the "2000 Plan"), 1,546,510 shares issuable under the company's 2003 Executive Performance Incentive Plan, as amended in 2005, and the 2008 Executive Performance Incentive Plan, under which no securities are currently issuable upon exercise of outstanding options, warrants or rights. The 2000 Plan was a broad-based plan that provided for the issuance of up to 24,000,000 shares of common stock (as adjusted to account for the company's two-for-one stock split) pursuant to stock options, restricted stock, incentive awards or stock units. Any person who was a full-time "exempt" employee or prospective employee of the company or any consultant or advisor of the company was eligible for the grant of awards under the 2000 Plan. The 2000 Plan was terminated when the company's 2003 Executive Performance Incentive Plan was approved by shareholders at the company's annual shareholders meeting in 2003. The 2008 Executive Performance Incentive Plan was approved by shareholders at the company's annual shareholders meeting in 2008.

(2)
Consists of 30,810 shares issuable under the company's 2001 Key Employee Performance Incentive Plan (the "2001 Plan"). The 2001 Plan was a broad-based plan that provided for the issuance of up to 7,200,000 shares of common stock (as adjusted to account for the company's two-for-one stock split) pursuant to stock options, restricted stock, incentive awards or stock units. Any person who was a full-time "exempt" employee or prospective employee of the company or any consultant or advisor of the company was eligible for the grant of awards under the 2001 Plan. No awards under the 2001 Plan were granted to executive officers of the company. The 2001 Plan was terminated when the company's 2003 Executive Performance Incentive Plan was approved by shareholders at the company's annual shareholders meeting in 2003.

        The additional information required by this item is included in the "Stock Ownership and Stock-Based Holdings of Executive Officers and Directors" and "Stock Ownership of Certain Beneficial Owners" sections of our Proxy Statement for our 2009 annual meeting of shareholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item is included in the "Certain Relationships and Related Transactions" and "Determination of Independence of Directors" sections of the "Corporate Governance" portion of our Proxy Statement for our 2009 annual meeting of shareholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information required by this item is included in the "Ratification of Appointment of Independent Registered Public Accounting Firm" section of our Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this annual report on Form 10-K:

1.     Financial Statements:

        Our consolidated financial statements at December 31, 2008 and December 31, 2007 and for each of the three years in the period ended December 31, 2008 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K, beginning on page F-1.

2.     Financial Statement Schedules:

        No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.     Exhibits:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 9, 2008).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on August 6, 2008).
4.1	Indenture between Fluor Corporation and Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 17, 2004).
4.2	First Supplemental Indenture between Fluor Corporation and The Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on February 17, 2004).
10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2000).
10.2	Fluor Corporation 2000 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.3	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated on November 1, 2007 (incorporated by reference to Exhibit 10.4 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.4	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).

10.5	Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.6	Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.7	Fluor Executives' Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.8	Fluor Corporation Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.15 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.9	Executive Severance Plan (incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.10	2001 Key Employee Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.11	2001 Fluor Stock Appreciation Rights Plan, as amended and restated on November 1, 2007 (incorporated by reference to Exhibit 10.12 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.12	Fluor Corporation 2003 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.13	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q filed on November 9, 2004).
10.14	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K filed on March 15, 2004).
10.15	Amended and Restated Credit Agreement, dated as of September 7, 2006, among Fluor Corporation, BNP Paribas, as Administrative Agent and an Issuing Lender, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q filed on November 6, 2006).
10.16	Special Retention Agreement, dated March 27, 2006, between Fluor Corporation and John Hopkins (incorporated by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q filed on May 8, 2006).
10.17	Summary of Fluor Corporation Non-Employee Director Compensation (incorporated by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q filed on November 7, 2007).
10.18	Fluor Corporation 409A Deferred Directors' Fees Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 21, 2007).
10.19	Fluor 409A Executive Deferred Compensation Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 21, 2007).

10.20	Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 9, 2008).
10.21	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers.*
10.22	Retention Award granted to Stephen B. Dobbs on February 7, 2008*
10.23	Retention Award granted to David T. Seaton on February 7, 2008*
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
100.INS	XBRL Instance Document.*
100.SCH	XBRL Taxonomy Extension Schema Document.*
100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
100.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
100.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
New exhibit filed with this report.

Attached as Exhibit 100 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2008, 2007 and 2006, (ii) the Consolidated Balance Sheet at December 31, 2008 and December 31, 2007, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006 and (iv) the Consolidated Statement of Shareholders' Equity for the years ended December 31, 2008, 2007 and 2006. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial and other information contained in the XBRL documents is unaudited and that these are not the official publicly filed financial statements of Fluor Corporation. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 100 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ D. MICHAEL STEUERT D. Michael Steuert, Senior Vice President and Chief Financial Officer

February 25, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ ALAN L. BOECKMANN Alan L. Boeckmann	Chairman of the Board and Chief Executive Officer	February 25, 2009
Principal Financial Officer:
/s/ D. MICHAEL STEUERT D. Michael Steuert	Senior Vice President and Chief Financial Officer	February 25, 2009
Principal Accounting Officer:
/s/ GARY G. SMALLEY Gary G. Smalley	Vice President and Controller	February 25, 2009
Other Directors:
/s/ ILESANMI ADESIDA Ilesanmi Adesida	Director	February 25, 2009
/s/ PETER K. BARKER Peter K. Barker	Director	February 25, 2009
/s/ PETER J. FLUOR Peter J. Fluor	Director	February 25, 2009
/s/ JAMES T. HACKETT James T. Hackett	Director	February 25, 2009
/s/ KENT KRESA Kent Kresa	Director	February 25, 2009

Signature	Title	Date

/s/ VILMA S. MARTINEZ Vilma S. Martinez	Director	February 25, 2009
/s/ DEAN R. O'HARE Dean R. O'Hare	Director	February 25, 2009
/s/ JOSEPH W. PRUEHER Joseph W. Prueher	Director	February 25, 2009
/s/ PETER S. WATSON Peter S. Watson	Director	February 25, 2009
/s/ SUZANNE H. WOOLSEY Suzanne H. Woolsey	Director	February 25, 2009

FLUOR CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Fluor Corporation

We have audited the accompanying consolidated balance sheets of Fluor Corporation as of December 31, 2008 and 2007, and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in the Income Taxes Note to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes. As discussed in the Retirement Benefits Note to the consolidated financial statements, in 2006 the Company changed its method of accounting for defined benefit pension and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fluor Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

Dallas, Texas February 25, 2009	/s/ Ernst & Young LLP

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006

TOTAL REVENUE	$22,325,894	$16,691,033	$14,078,506
TOTAL COST OF REVENUE
Cost of revenue	21,116,197	15,888,587	13,522,033
Gain on sale of joint venture interest	(79,209)	—	—
OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	229,169	193,862	178,817
Interest expense	11,927	24,015	23,013
Interest income	(66,592)	(64,524)	(27,347)

Total cost and expenses	21,211,492	16,041,940	13,696,516

EARNINGS BEFORE TAXES	1,114,402	649,093	381,990
INCOME TAX EXPENSE	393,944	115,774	118,538

NET EARNINGS	$720,458	$533,319	$263,452

BASIC EARNINGS PER SHARE*	$4.06	$3.06	$1.53

DILUTED EARNINGS PER SHARE*	$3.93	$2.93	$1.48

SHARES USED TO CALCULATE EARNINGS PER SHARE*
Basic	177,658	174,504	172,674
Diluted	183,460	182,178	178,392

*
All share and per share amounts were adjusted for the July 16, 2008 two-for-one stock split.

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)	December 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,834,324	$1,175,144
Marketable securities	273,570	539,242
Accounts and notes receivable, net	1,227,224	946,565
Contract work in progress	981,125	977,945
Deferred taxes	148,276	151,028
Other current assets	204,143	269,576

Total current assets	4,668,662	4,059,500

PROPERTY, PLANT AND EQUIPMENT
Land	46,032	45,919
Buildings and improvements	345,135	352,265
Machinery and equipment	1,087,464	971,190
Construction in progress	17,511	29,820

	1,496,142	1,399,194
Less accumulated depreciation	696,306	614,807

Net property, plant and equipment	799,836	784,387

OTHER ASSETS
Goodwill	87,172	78,089
Investments	191,962	184,973
Deferred taxes	386,613	309,141
Deferred compensation trusts	225,246	275,317
Other	64,230	104,772

Total other assets	955,223	952,292

	$6,423,721	$5,796,179

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,164,556	$985,247
Convertible senior notes	133,578	307,222
Advance billings on contracts	999,107	772,485
Accrued salaries, wages and benefits	607,702	507,198
Other accrued liabilities	257,667	287,942

Total current liabilities	3,162,610	2,860,094

LONG-TERM DEBT DUE AFTER ONE YEAR	17,722	17,704
NONCURRENT LIABILITIES	572,307	643,922
CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS' EQUITY
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 181,555,921* and 177,364,640* shares in 2008 and 2007, respectively	1,816	1,774
Additional paid-in capital	754,089	705,241
Accumulated other comprehensive loss	(356,969)	(74,172)
Retained earnings	2,272,146	1,641,616

Total shareholders' equity	2,671,082	2,274,459

	$6,423,721	$5,796,179

*
Share amounts were adjusted for the July 16, 2008 two-for-one stock split.

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$720,458	$533,319	$263,452
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	161,562	144,862	124,142
Amortization of intangibles	1,743	1,947	2,016
Loss on sale of building	16,370	—	—
Gain on sale of joint venture interest	(79,209)	—	—
Restricted stock and stock option amortization	35,755	32,318	34,719
Minority interest	8,626	(6,472)	(14,884)
Deferred compensation trust	84,071	(17,352)	(22,939)
Deferred compensation obligation	(84,747)	29,623	25,224
Funding of deferred compensation trust	(34,000)	(11,000)	(19,000)
Taxes paid on vested restricted stock	(16,970)	(12,243)	(14,649)
Statute expirations and tax settlements	(27,755)	(130,594)	—
Deferred taxes	65,583	(44,765)	987
Stock option tax benefit	(17,104)	(20,257)	(12,639)
Retirement plan accrual, net of contributions	(154,531)	(26,763)	(5,191)
Decrease (increase) in unbilled fees receivable	—	118,162	(5,085)
Changes in operating assets and liabilities	273,392	325,547	(57,092)
Equity in earnings of investees	(12,014)	(16,104)	(16,804)
Insurance proceeds	—	—	9,345
Other items	9,879	4,814	4,559

Cash provided by operating activities	951,109	905,042	296,161

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(299,611)	(284,240)	(274,055)
Purchases of marketable securities	(1,346,335)	(995,002)	—
Proceeds from the sales and maturities of marketable securities	1,557,590	455,760	—
Investments	(2,288)	(9,281)	(371)
Proceeds from sale of joint venture interest	79,209	—	—
Acquisitions	(12,496)	—	—
Proceeds from disposal of property, plant and equipment	48,495	60,396	39,326
Deconsolidation of variable interest entity	—	(17,190)	—
Other items	(2,031)	(3,875)	(2,717)

Cash provided (utilized) by investing activities	22,533	(793,432)	(237,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible debt	(173,644)	(22,777)	—
Repayment of non-recourse project financing	—	(23,376)	—
Repayment of equity bridge loan	—	(19,126)	—
Proceeds from issuance of non-recourse project financing	—	101,665	127,284
Capital contribution from joint venture partners	3,784	35,143	—
Stock options and warrants exercised	13,377	12,537	31,770
Stock option tax benefit	17,104	20,257	12,639
Dividends paid	(89,928)	(70,399)	(52,863)
Other items	(376)	(201)	(447)

Cash (utilized) provided by financing activities	(229,683)	33,723	118,383

Effect of exchange rate changes on cash	(84,779)	53,761	10,307

Increase in cash and cash equivalents	659,180	199,094	187,034
Cash and cash equivalents at beginning of year	1,175,144	976,050	789,016

Cash and cash equivalents at end of year	$1,834,324	$1,175,144	$976,050

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Unamortized Executive Stock Plan Expense	Accumulated Other Comprehensive Income (Loss)
(in thousands, except per share amounts)						Retained Earnings
	Shares*	Amount					Total

BALANCE AT DECEMBER 31, 2005	174,176	$1,742	$629,030	$(39,777)	$9,103	$1,030,460	$1,630,558

Comprehensive income
Net earnings	—	—	—	—	—	263,452	263,452
Foreign currency translation adjustment (net of deferred taxes of $13,351)	—	—	—	—	22,725	—	22,725
Total other comprehensive income							286,177
Pension plan adjustment (net of deferred taxes of $108,162)	—	—	—	—	(180,160)	—	(180,160)
Dividends ($0.40 per share)	—	—	—	—	—	(70,125)	(70,125)
Exercise of stock options and warrants	1,800	16	31,754	—	—	—	31,770
Stock option tax benefit	—	—	12,639	—	—	—	12,639
Reclassification upon adoption of new accounting standard	—	—	(39,777)	39,777	—	—	—
Amortization of executive stock plan expense	—	—	34,719	—	—	—	34,719
Restricted stock cancelled for withholding tax	(338)	(2)	(14,648)	—	—	—	(14,650)
Cancellation of restricted stock	(98)	—	(456)	—	—	—	(456)
Issuance of restricted stock	542	4	(4)	—	—	—	—

BALANCE AT DECEMBER 31, 2006	176,082	$1,760	$653,257	$—	$(148,332)	$1,223,787	$1,730,472

Comprehensive income
Net earnings	—	—	—	—	—	533,319	533,319
Foreign currency translation adjustment (net of deferred taxes of $33,947)	—	—	—	—	56,600	—	56,600
Pension plan adjustment (net of deferred taxes of $10,535)	—	—	—	—	17,560	—	17,560
Total other comprehensive income							607,479
Dividends ($0.40 per share)	—	—	—	—	—	(70,698)	(70,698)
Exercise of stock options and warrants	666	6	12,531	—	—	—	12,537
Stock option tax benefit	—	—	20,257	—	—	—	20,257
Issuance of common stock upon conversion of debt	504	6	(6)	—	—	—	—
Amortization of executive stock plan expense	—	—	31,713	—	—	—	31,713
Restricted stock cancelled for withholding tax	(264)	(2)	(12,127)	—	—	—	(12,129)
Cancellation of restricted stock	(12)	—	(93)	—	—	—	(93)
Issuance of restricted stock	394	4	(4)	—	—	—	—
Repurchase of common stock	(6)	—	(287)	—	—	—	(287)
Cumulative impact of adopting FIN 48	—	—	—	—	—	(44,792)	(44,792)

BALANCE AT DECEMBER 31, 2007	177,364	$1,774	$705,241	$—	$(74,172)	$1,641,616	$2,274,459

Comprehensive income
Net earnings	—	—	—	—	—	720,458	720,458
Foreign currency translation adjustment (net of deferred taxes of $87,203)	—	—	—	—	(144,963)	—	(144,963)
Pension plan adjustment (net of deferred taxes of $81,475)	—	—	—	—	(134,737)	—	(134,737)
Unrealized gain on debt securities	—	—	—	—	331	—	331
Unrealized loss on derivative contracts (net of deferred taxes of $2,055)	—	—	—	—	(3,428)	—	(3,428)
Total other comprehensive income							437,661
Dividends ($0.50 per share)	—	—	—	—	—	(89,928)	(89,928)
Exercise of stock options and warrants	431	3	13,374	—	—	—	13,377
Stock option tax benefit	—	—	17,104	—	—	—	17,104
Issuance of common stock upon conversion of debt	4,059	40	(40)	—	—	—	—
Amortization of executive stock plan expense	—	—	35,738	—	—	—	35,738
Restricted stock cancelled for withholding tax	(279)	(1)	(16,969)	—	—	—	(16,970)
Cancellation of restricted stock	(20)	—	(577)	—	—	—	(577)
Issuance of restricted stock	7	—	594	—	—	—	594
Repurchase of common stock	(6)	—	(376)	—	—	—	(376)

BALANCE AT DECEMBER 31, 2008	181,556	$1,816	$754,089	$—	$(356,969)	$2,272,146	$2,671,082

*
All share and per share amounts were adjusted for the July 16, 2008 two-for-one stock split.

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Accounting Policies

    Principles of Consolidation

        The financial statements include the accounts of the company and its subsidiaries. The equity method of accounting is generally used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is generally accounted for on the cost method. Joint ventures and partnerships in which the company has the ability to exert significant influence, but does not control, are accounted for using the equity method of accounting. Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company recognizes its proportionate share of joint venture revenue, cost and operating profit in its Consolidated Statement of Earnings and generally uses the one-line equity method of accounting in the Consolidated Balance Sheet. The company evaluates the applicability of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (Revised) "Consolidation of Variable Interest Entities" ("FIN 46(R)") to partnerships and joint ventures at the inception of its participation and at the time of reconsideration events to ensure its accounting is in accordance with the appropriate standards.

        All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2007 and 2006 have been reclassified to conform to the 2008 presentation.

    Stock Split

        On May 7, 2008, the Board of Directors approved a two-for-one stock split that was paid in the form of a stock dividend on July 16, 2008 to shareholders of record on June 16, 2008. The stock split was accounted for by transferring approximately $1 million from additional paid-in capital to common stock. All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented. The number of shares of common stock issuable upon exercise of outstanding stock options, vesting of other stock awards and the number of shares reserved for issuance under our convertible notes and various employee benefit plans were proportionately increased in accordance with the terms of the respective plans.

    Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

    Cash and Cash Equivalents

        Cash and cash equivalents include securities with maturities of 90 days or less at the date of purchase. Securities with maturities beyond 90 days are classified as marketable securities within current assets.

    Marketable Securities

        Marketable securities consist primarily of time deposits placed with investment grade banks with original maturities greater than 90 days, which by their nature are typically held to maturity, and are classified as such because the company has the intent and ability to hold them to maturity. Held-to-maturity securities are carried at amortized cost. The company also has investments in debt securities which are classified as available-for-sale because the investments may be sold prior to their maturity date. Available-for-sale securities are carried at fair value based on quoted market prices.

    Engineering and Construction Contracts

        The company recognizes engineering and construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated contract cost. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. Revenue recognized in excess of amounts billed is classified as current assets under contract work in progress. Amounts billed to clients in excess of revenue recognized to date are classified as current liabilities under advance billings on contracts. The company anticipates that substantially all incurred cost associated with contract work in progress at December 31, 2008 will be billed and collected in 2009. The company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Unapproved change orders are accounted for in revenue and cost when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of contract price.

    Depreciation and Amortization

        Property, plant and equipment are recorded at cost. Leasehold improvements are amortized over the shorter of their economic lives or the lease terms. Assets are depreciated principally using the straight-line method over the following ranges of estimated useful service lives, in years:

	December 31,
			Estimated Useful Service Lives
	2008	2007

(cost in thousands)
Buildings	$245,667	$263,673	20 – 40
Building and leasehold improvements	99,468	88,592	6 – 20
Machinery and equipment*	953,770	844,946	2 – 10
Furniture and fixtures	133,694	126,244	2 – 10

*
Approximately 50 percent of the machinery and equipment is construction equipment that is depreciated over service lives ranging from 2 to 5 years.

        Goodwill is not amortized but is subject to annual impairment tests. Interim testing of goodwill is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. During 2008, the company completed its annual goodwill impairment tests in the first quarter and determined that none of the goodwill was impaired. Given the deterioration of economic conditions subsequent to annual impairment tests, the company performed an interim analysis of its goodwill balances at December 31, 2008. No impairment was identified as a result of the interim testing.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

various tax authorities. The final outcome of these audits by foreign jurisdictions, the Internal Revenue Service and various state governments could differ materially from that which is reflected in the Consolidated Financial Statements.

        In June 2006, the FASB issued FASB No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes" ("SFAS 109"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, and the company adopted this interpretation in the first quarter of 2007.

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

    Earnings Per Share

        Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities, using the treasury stock method. Potentially dilutive securities include employee stock options and restricted stock, a warrant for the purchase of 920,000 shares prior to its exercise in September 2006 and the 1.5 percent Convertible Senior Notes (see Financing Arrangements below for information about the Convertible Senior Notes).

        As discussed above, the company effected a two-for-one stock split that was paid on July 16, 2008 in the form of a stock dividend. Accordingly, the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the July 16, 2008 stock split.

        At December 31, 2008, 1,560,856 stock options and 137,482 shares of unvested restricted stock units were not included in the computation of diluted earnings per share because these securities were anti-dilutive.

        Dilutive securities included in the determination of shares used to compute diluted EPS are as follows:

	Year Ended December 31,
	2008	2007	2006

(shares in thousands)
Employee stock options and restricted stock	1,160	1,552	1,402
Conversion equivalent of dilutive convertible debt	4,642	6,122	3,932
Warrant	—	—	384

Total	5,802	7,674	5,718

    Derivatives and Hedging

        The company mitigates certain financial exposures, including currency and commodity price risk by utilizing derivative instruments. These instruments are designated as either as fair value or cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The company formally documents its hedge relationships at the inception of the agreements,

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. The fair value of all derivative instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the derivative instrument is offset against the change in the fair value of the underlying asset through earnings. The effective portion of the contracts' gains or losses due to changes in fair value, associated with the cash flow hedges, are initially recorded as a component of accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged items settle and impact earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings immediately. The company does not enter into derivative transactions for speculative or trading purposes.

        At December 31, 2008, the company had total gross notional amounts of $112 million of foreign exchange forward contracts and $54 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations. Unrealized losses of $8 million for commodity swap forward contracts and unrealized gains of $3 million for foreign currency forward contracts related to the company's cash flow hedges were recorded within other comprehensive income as of December 31, 2008. Unrealized gains of $3 million for foreign currency forward contracts related to the company's fair value hedges were recorded within the results of operations as of December 31, 2008. The foreign exchange forward contracts are of varying duration, none of which extend beyond November 2010. The commodity swap forward contracts are of varying duration, none of which extend beyond 5 years. All existing hedges are determined to be highly effective. As a result, the impact to earnings due to hedge ineffectiveness is immaterial for 2008, 2007 and 2006.

        The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which cost is incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. Under SFAS No. 133, in certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. As of December 31, 2008, 2007 and 2006, the company had no significant embedded derivatives in any of its contracts.

        In April 2007, the Financial Accounting Standards Board ("FASB") issued Staff Position FIN No. 39-1, "Amendment of FASB Interpretation No. 39" ("FIN 39-1"), to amend FIN No. 39, "Offsetting of Amounts Related to Certain Contracts". FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement. On January 1, 2008, the company adopted a policy to offset fair value amounts for multiple derivative instruments executed with the same counterparty under a master netting arrangement, which did not have a material impact on the company's financial statements.

    Concentrations of Credit Risk

        Accounts receivable and all contract work in progress are from clients in various industries and locations throughout the world. Most contracts require payments as the projects progress or, in certain cases, advance payments. The company generally does not require collateral, but in most cases can place liens against the property, plant or equipment constructed or terminate the contract if a material default occurs. The company maintains adequate reserves for potential credit losses and such losses have been minimal and within management's estimates.

        Cash and marketable securities are deposited with major banks throughout the world. Such deposits are limited to high quality institutions and limited amounts are invested in any single institution to

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

minimize concentration of counterparty credit risk. The company has not incurred any credit risk losses related to these deposits.

        There are no significant concentrations of credit risk with any individual counterparty related to our derivative contracts. The company's counterparties for derivative contracts are large financial institutions selected based on profitability, balance sheet, credit ratings and capacity for timely payment of financial commitments, which are unlikely to be adversely affected by foreseeable events.

        The company monitors credit risk by continuously assessing the credit quality of its counterparties.

    Stock Plans

        The company applies the provisions of SFAS No. 123-R "Accounting for Share-Based Payment" ("SFAS 123-R") in its accounting and reporting for stock-based compensation. SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Recorded compensation cost for new stock option grants is measured using the requirements of SFAS 123-R for 2008, 2007 and 2006. All unvested options outstanding under the company's option plans have grant prices equal to the market price of the company's stock on the dates of grant. Compensation cost for restricted stock is determined based on the fair value of the stock at the date of grant. Compensation cost for stock appreciation rights and performance equity units is determined based on the change in the fair market value of the company's stock during the period.

        Upon adoption of SFAS 123-R in 2006, the company elected the modified prospective method of application and, accordingly, did not restate the previously reported financial condition, operating results or the presentation of cash flows. In addition, the elimination of additional capital associated with unvested restricted shares resulted in an offsetting reversal of unamortized executive stock plan expense. Under SFAS 123-R, stock-based compensation for new awards granted to retirement eligible employees is recognized over the period from the grant date to the retirement eligibility date. As part of the adoption of SFAS 123-R in 2006, the impact of the accelerated expense recognition for retirement eligible participants for those share-based awards granted during the year ended December 31, 2006 resulted in recognition of approximately $3 million and $9 million for stock options and restricted stock awards, respectively, in additional compensation expense for an aggregate after-tax impact of $0.04 per diluted share (split adjusted). Compensation expense associated with restricted stock awards granted prior to 2006 continue to be recognized using historical straight-line amortization practices based on award-specific vesting periods.

    Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The company reports the cumulative foreign currency translation adjustments, unrealized gains and losses on debt securities and derivative contracts, adjustments related to recognition of minimum pension liabilities and, starting in 2006, unrecognized net actuarial losses on such pension plans, as components of

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accumulated other comprehensive income (loss). The after-tax components of accumulated other comprehensive income (loss), net are as follows:

	Foreign Currency Translation	Unrealized Gain on Debt Securities	Unrealized Loss on Derivative Contracts	Pension and Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net

(in thousands)
Balance at December 31, 2005	$9,103	$—	$—	$—	$9,103
Current period change	22,725	—	—	(180,160)	(157,435)

Balance at December 31, 2006	31,828	—	—	(180,160)	(148,332)
Current period change	56,600	—	—	17,560	74,160

Balance at December 31, 2007	88,428	—	—	(162,600)	(74,172)
Current period change	(144,963)	331	(3,428)	(134,737)	(282,797)

Balance at December 31, 2008	$(56,535)	$331	$(3,428)	$(297,337)	$(356,969)

        During 2008, exchange rates for functional currencies for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses that are reflected in the foreign currency translation component of other comprehensive loss. During 2007 and 2006, exchange rates for functional currencies for most of the company's international operations strengthened against the U.S. dollar and unrealized translation gains occurred. Most of these unrealized gains or losses relate to cash balances and operating assets and liabilities held in currencies other than the U.S. dollar.

    Recent Accounting Pronouncements Not Yet Adopted

        In December 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in its financial statements. This standard is effective, on a prospective basis, for business combinations that occur in fiscal years beginning after December 15, 2008.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard is effective for fiscal years beginning after December 15, 2008. Management does not expect the adoption of this standard to have a material impact on the company's financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. This standard is effective for fiscal years beginning after November 15, 2008. Management does not expect the adoption of this standard to have a material impact on the company's financial position, results of operations or cash flows.

        In May 2008, the FASB issued Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of a convertible debt instrument to separately account for the liability and equity components in a manner that reflects the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for fiscal years beginning after December 15, 2008 and would be applied retrospectively to all periods presented. Management is currently evaluating the impact on the company's financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact on the company's financial statements.

Consolidated Statement of Cash Flows

        The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows comprise:

	Year Ended December 31,
	2008	2007	2006

(in thousands)
(Increase) decrease in:
Accounts and notes receivable, net	$(363,065)	$(77,510)	$(68,058)
Contract work in progress	35,651	(56,883)	189,588
Other current assets	105,848	(49,258)	(65,385)
Long-term receivables	—	(69,716)	(139,262)
Increase (decrease) in:
Trade accounts payable	159,715	181,197	(199,836)
Advance billings on contracts	182,545	264,240	61,345
Accrued liabilities	152,698	133,477	164,516

(Increase) decrease in operating assets and liabilities	$273,392	$325,547	$(57,092)

Cash paid during the year for:
Interest	$12,213	$33,504	$13,915
Income taxes	319,665	216,630	127,055

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

        The income tax expense (benefit) included in the Consolidated Statement of Earnings is as follows:

	Year Ended December 31,
	2008	2007	2006

(in thousands)
Current:
Federal	$184,299	$55,193	$3,836
Foreign	135,317	115,251	98,117
State and local	19,329	20,431	13,551

Total current	338,945	190,875	115,504

Deferred:
Federal	41,020	(54,807)	(20,081)
Foreign	5,496	(17,357)	12,682
State and local	8,483	(2,937)	10,433

Total deferred	54,999	(75,101)	3,034

Total income tax expense	$393,944	$115,774	$118,538

        A reconciliation of U.S. statutory federal income tax expense to income tax expense is as follows:

	Year Ended December 31,
	2008	2007	2006

(in thousands)
U.S. statutory federal tax expense	$390,041	$227,183	$133,697
Increase (decrease) in taxes resulting from:
State and local income taxes	22,679	15,060	4,768
Other permanent items, net	1,729	2,217	4,805
Rate change-state deferreds	—	—	10,822
Valuation allowance / (reversal), net	(18,999)	12,943	(15,769)
Statute expirations and tax authority settlements	(27,755)	(130,594)	—
Other changes to unrecognized tax positions	26,214	—	—
Other tax return adjustments	—	(1,932)	(12,258)
Extraterritorial income exclusion	—	(828)	(6,788)
Other, net	35	(8,275)	(739)

Total income tax expense	$393,944	$115,774	$118,538

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007

(in thousands)
Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$205,939	$182,454
Employee time-off accrual	64,603	56,066
Project and non-project reserves	125,841	136,047
Workers' compensation insurance accruals	9,306	12,226
Tax basis of investments in excess of book basis	50,783	47,620
Net operating loss carryforwards	34,564	28,295
Unrealized currency loss	13,103	6,571
Translation adjustments	33,920	—
Foreign tax credit carryforwards	9,413	74,769
Capital loss carryforwards	4,894	5,678
Residual U.S. tax on unremitted non-U.S. earnings	—	9,847
Other	49,526	28,940

Total deferred tax assets	601,892	588,513
Valuation allowance for deferred tax assets	(40,058)	(59,057)

Deferred tax assets, net	$561,834	$529,456

Deferred tax liabilities:
Book basis of property, equipment and other capital costs in excess of tax basis	(20,620)	(10,933)
Translation adjustments	—	(53,283)
Other	(6,325)	(5,071)

Total deferred tax liabilities	(26,945)	(69,287)

Deferred tax assets, net of deferred tax liabilities	$534,889	$460,169

        The company had non-U.S. net operating loss carryforwards, related to various jurisdictions, of approximately $128 million at December 31, 2008. Of the total losses, $90 million can be carried forward indefinitely and $38 million will begin to expire in various jurisdictions starting in 2009.

        The company had non-U.S. capital loss carryforwards of approximately $11 million at December 31, 2008, which can be carried forward indefinitely.

        The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The allowance for 2008 primarily relates to the deferred tax assets established for certain net operating and capital loss carryforwards and certain reserves on investments. The net decrease in the valuation allowance during 2008 was primarily due to changes in the realizability of U.S. foreign tax credit carryforwards, utilization of U.S. capital loss carryforwards and utilization of net operating loss carryforwards. The allowance for 2007 primarily relates to the deferred tax assets established for certain net operating and capital loss carryforwards for U.S. and non-U.S. subsidiaries, certain reserves on investments and certain foreign tax credit carryforwards.

        The company conducts business globally and, as a result, the company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the company is subject to examination by taxing authorities

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the United Kingdom and the United States. Although the company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and unfavorably. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.

        During 2007, the company reached an agreement with the IRS for tax examinations for the tax years beginning November 1, 1995 through December 31, 2000 resulting in a reduction in tax expense of $123 million. During 2008, tax benefits of $28 million that favorably impacted the effective tax rate were recognized due to statute expirations and tax settlements.

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

        As a result of the adoption of FIN 48, the company recognized a cumulative-effect adjustment of $45 million, increasing its liability for unrecognized tax benefits, interest and penalties and reducing the January 1, 2007 balance of retained earnings. The unrecognized tax benefits at December 31, 2008 were $227 million, of which $71 million, if recognized, would favorably impact the effective tax rate compared to unrecognized tax benefits of $254 million at December 31, 2007, of which $73 million would favorably impact the tax rate, if recognized. The company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

	2008	2007

(in thousands)
Balance as of January 1	$254,135	$351,024
Change in tax positions of prior years	17,594	10,844
Change in tax positions of current year	—	22,861
Reduction in tax positions for statute expirations	(44,374)	(7,450)
Reduction in tax positions for audit settlements	15	(123,144)

Balance at December 31	$227,370	$254,135

        The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The company has $20 million and $26 million in interest and penalties accrued at December 31, 2008 and 2007, respectively.

        United States and foreign earnings before taxes are as follows:

	Year Ended December 31,
	2008	2007	2006

(in thousands)
United States	$513,520	$248,718	$158,106
Foreign	600,882	400,375	223,884

Total	$1,114,402	$649,093	$381,990

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Operating profit in the United States during 2008 and 2007 increased compared to 2007 and 2006, respectively, primarily due to project execution activities in the Oil & Gas segment. Foreign operating profit increased in 2008 compared to 2007 primarily as a result of operations in the Oil & Gas segment and performance in the Industrial & Infrastructure segment, including the sale of a joint venture interest in a wind power project in the United Kingdom.

Retirement Benefits

        The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees. The defined benefit pension plans are primarily related to domestic and international engineering and construction salaried employees and U.S. craft employees. Contributions to defined contribution retirement plans are based on a percentage of the employee's compensation. Expense recognized for these plans of approximately $98 million, $74 million and $59 million in the years ended December 31, 2008, 2007 and 2006, respectively, is primarily related to domestic engineering and construction operations. Contributions to defined benefit pension plans are at least the minimum annual amount required by applicable regulations. During 2008, the company contributed $140 million to the domestic defined benefit cash balance plan and an aggregate $50 million to non-U.S. pension plans. Payments to retired employees under these plans are generally based upon length of service, age and/or a percentage of qualifying compensation.

        Net periodic pension expense for defined benefit pension plans includes the following components:

	Year Ended December 31,
	2008	2007	2006

(in thousands)
Service cost	$37,921	$39,032	$34,753
Interest cost	60,909	53,068	43,637
Expected return on assets	(76,912)	(70,085)	(60,650)
Amortization of transition asset	—	—	9
Amortization of prior service cost/(credits)	10	(96)	(107)
Recognized net actuarial loss	14,084	16,870	18,274

Net periodic pension expense	$36,012	$38,789	$35,916

        The ranges of assumptions indicated below cover defined benefit pension plans in Australia, Germany, the United Kingdom, the Netherlands and the United States. The discount rate assumption for the U.S. defined benefit plan was determined by discounting the expected future benefit payments using yields based on a portfolio of high quality corporate bonds. The discount rates for the non-U.S. defined benefit plans were determined based on high quality bond yield curves with durations consistent with the pension obligations in that country. These assumptions are based on the economic environment in each host country at the end of each respective annual reporting period.

December 31,
	2008	2007	2006

For determining benefit obligations at year-end:
Discount rates	4.75-6.50%	5.50-6.50%	4.50-6.00%
Rates of increase in compensation levels	3.00-4.50%	3.00-4.00%	3.00-4.00%
For determining net periodic cost for the year:
Discount rates	5.50-6.50%	4.50-6.00%	4.00-5.50%
Rates of increase in compensation levels	3.00-4.00%	3.00-4.00%	3.00-4.00%
Expected long-term rates of return on assets	5.00-8.00%	5.00-8.00%	5.00-8.00%

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, the company expects to fund approximately $40 million to $60 million for calendar year 2009, which is expected to be substantially in excess of the minimum funding required. If the discount rate were reduced by 25 basis points, plan liabilities would increase by approximately $28 million. Determination of the discount rate includes consideration of yield curves on non-callable high quality bonds having maturities that are consistent with the expected timing of future payments to plan participants.

        The following table sets forth the weighted average target and actual allocations of plan assets:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans
		Plan Assets December 31,			Plan Assets December 31,
	Target Allocation			Target Allocation
		2008	2007		2008	2007

Asset category:
Equity securities	44%	34%	42%	42%	35%	41%
Debt securities	40%	52%	42%	53%	55%	48%
Real estate	—	—	—	2%	—	2%
Other	16%	14%	16%	3%	10%	9%

Total	100%	100%	100%	100%	100%	100%

        The investment of assets in defined benefit plans is based on the expected long-term capital market outlook. Asset return assumptions utilizing historical returns, correlations and investment manager forecasts are established for each major asset category including public U.S. and international equities, private equities and fixed income securities. Investment allocations are determined by each Plan's Investment Committee and/or Trustees. Long-term allocation guidelines are set and expressed in terms of a target and target range allocation for each asset class to provide portfolio management flexibility. Short-term deviations from these allocations may exist from time to time for tactical investment or strategic implementation purposes. The asset allocation is diversified to maintain risk at a reasonable level without sacrificing return. Factors including the future growth in the number of plan participants and forecasted benefit obligations, inflation and the rate of salary increases are also considered in developing asset allocations and target return assumptions. In the case of certain foreign plans, asset allocations may be governed by local requirements. While most of the company's plans are not prohibited from investing in the company's capital stock or debt securities, there are no such direct investments at the present time.

        The following benefit payments for defined benefit pension plans, which reflect expected future service, as appropriate, are expected to be paid:

Year Ended December 31,

(in thousands)
2009	$49,220
2010	53,189
2011	58,839
2012	64,483
2013	69,040
2014 — 2018	432,627

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Measurement dates for all of the company's defined benefit pension plans are December 31. The following table sets forth the change in benefit obligation, plan assets and funded status of all of the plans:

	December 31,
	2008	2007

(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$1,076,895	$1,005,962
Service cost	37,921	39,032
Interest cost	60,909	53,068
Employee contributions	7,024	7,389
Currency translation	(93,730)	34,206
Actuarial (gain) loss	4,641	(24,202)
Benefits paid	(44,792)	(38,560)

Benefit obligation at end of year	1,048,868	1,076,895

Change in plan assets
Fair value at beginning of year	1,118,219	986,496
Actual return on plan assets	(181,276)	65,762
Company contributions	189,819	62,236
Employee contributions	7,024	7,390
Currency translation	(92,407)	34,895
Benefits paid	(44,792)	(38,560)

Fair value at end of year	996,587	1,118,219

Funded status	$(52,281)	$41,324

        The total accumulated benefit obligation for all of the plans as of December 31, 2008 and 2007 was $939 million and $970 million, respectively.

        Defined benefit pension plan amounts recognized in the Consolidated Balance Sheet as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

(in thousands)
Pension assets included in other assets	$—	$41,324
Pension liabilities included in noncurrent liabilities	(52,281)	—
Other comprehensive loss	468,608	253,804

        Upon the adoption of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" ("SFAS 158"), in 2006, the unrecognized net actuarial loss and an immaterial amount of unrecognized prior service cost were charged to accumulated other comprehensive loss. During 2009, approximately $36 million of the amount of accumulated other comprehensive loss shown above is expected to be recognized as components of net periodic pension expense.

        As of December 31, 2008, the aggregated projected benefit obligations for all plans were in excess of plan assets.

        In addition to the company's defined benefit pension plans, the company and certain of its subsidiaries provide health care and life insurance benefits for certain retired employees. The health care and life insurance plans are generally contributory, with retiree contributions adjusted annually. The accumulated

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

postretirement benefit obligation at December 31, 2008, 2007 and 2006 was determined in accordance with the current terms of the company's health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 9 percent in 2009 down to 5 percent in 2013 and beyond. The effect of a 1 percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation and interest cost by approximately $1.0 million and $0.1 million, respectively. The effect of a 1 percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and interest cost by approximately $0.9 million and $0.1 million, respectively.

        Net periodic postretirement benefit cost includes the following components:

	Year Ended December 31,
	2008	2007	2006

(in thousands)
Service cost	$—	$—	$—
Interest cost	1,401	1,406	1,541
Expected return on assets	—	—	—
Amortization of prior service cost	—	—	—
Actuarial adjustment	—	—	—
Recognized net actuarial loss	1,407	902	1,120

Net periodic postretirement benefit cost	$2,808	$2,308	$2,661

        The following table sets forth the change in benefit obligation of the company's postretirement benefit plans:

	Year Ended December 31,
	2008	2007

(in thousands)
Change in postretirement benefit obligation
Benefit obligation at beginning of year	$24,333	$25,321
Service cost	—	—
Interest cost	1,401	1,407
Employee contributions	5,481	4,959
Actuarial (gain) loss	(118)	3,879
Benefits paid	(9,331)	(11,233)

Benefit obligation at end of year	$21,766	$24,333

Funded status	$(21,766)	$(24,333)

        Unrecognized net actuarial losses totaling $7 million and $11 million at December 31, 2008 and 2007, respectively, are classified in accumulated other comprehensive loss. The accrued postretirement benefit obligation classified in current liabilities is approximately $4 million at both December 31, 2008 and 2007, respectively. The remaining balance is classified in noncurrent liabilities for both years.

        The discount rate used in determining the postretirement benefit obligation was 7 percent at December 31, 2008 and 6.25 percent at December 31, 2007. The discount rate used for postretirement obligations is determined based on the same considerations discussed above that impact defined benefit plans in the United States. Benefit payments, as offset by employee contributions, are not expected to change significantly in the future.

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

        The estimated fair values of the company's financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value

(in thousands)
Assets:
Cash and cash equivalents	$1,834,324	$1,834,324	$1,175,144	$1,175,144
Marketable securities*	296,464	296,464	539,242	539,242
Notes receivable, including noncurrent portion	17,052	17,052	17,782	17,782
Liabilities:
1.5% Convertible Senior Notes	133,578	208,382	307,222	785,106
5.625% Municipal Bonds	17,722	18,290	17,704	18,355
Other financial instruments:
Foreign currency contracts	5,418	5,418	1,555	1,555
Commodity swap forward contracts	(8,247)	(8,247)	—	—

*
Marketable securities consists of held-to-maturity investments of $255 million and available-for-sale investments of $41 million, of which $23 million, having maturities less than three years, are classified as non-current and are included in other assets on the Consolidated Balance Sheet.

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

  •
  Commodity swap forward contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about such fair value measurements. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. The company adopted both SFAS 157 and SFAS 159 in the first quarter of 2008. The required disclosures of SFAS 157 have been reflected herein. The adoption of SFAS 159 did not have a material impact on its financial position, results of operations or cash flows.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, the company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(in thousands)
Assets
Investments in debt securities*	$41,393	$41,393	$—	$—
Foreign currency contracts	5,418	—	5,418	—
Liabilities
Commodity swap forward contracts	$8,247	$—	$8,247	$—

*
Investments in debt securities of $18 million are classified as current assets in marketable securities on the Consolidated Balance Sheet. The remaining $23 million is non-current and is therefore included in other assets on the Consolidated Balance Sheet.

Financing Arrangements

        During the third quarter of 2006 the company amended and restated its Senior Credit Facility, increasing the size from $800 million to $1.5 billion and extending the maturity to 2011, which provides for revolving loans and letters of credit. Borrowings on committed lines bear interest at rates based on the London Interbank Offered Rate ("LIBOR") plus an applicable borrowing margin. At December 31, 2008, no amounts were outstanding for commercial paper or funded loans. In addition to the $1.5 billion above, the company has $900 million in uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. At December 31, 2008, the company had $1.0 billion in letters of credit outstanding. In addition, the company has $149 million in credit lines for general purposes. The company's access to the commercial paper market has been limited as a result of the current financial crisis. The company also posts surety bonds as generally required by commercial terms, primarily on state and local government projects to guarantee its performance on contracts.

        Consolidated debt consists of the following:

	December 31,
	2008	2007

(in thousands)
Current:
1.5% Convertible Senior Notes	$133,578	$307,222
Long-Term:
5.625% Municipal Bonds	17,722	17,704

        In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the "Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Interest

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the Notes is payable semi-annually on February 15 and August 15 of each year. The Notes are convertible into shares of the company's common stock par value $0.01 per share, at a conversion rate of 35.9104 shares per each $1,000 principal amount of notes, subject to adjustment as described in the indenture. Notes are convertible during any fiscal quarter if the closing price of the company's common stock for at least 20 trading days in the 30 consecutive trading day-period ending on the last trading day of the previous fiscal quarter is greater than or equal to 130 percent of the conversion price in effect on that 30th trading day (the "trigger price"). The split-adjusted trigger price is currently $36.20, but is subject to adjustment as outlined in the indenture. The trigger price condition has been satisfied during each period since the fourth quarter of 2005 and the Notes have therefore been classified as short-term debt as of December 31, 2008 and 2007.

        Holders of Notes were entitled to require the company to purchase all or a portion of their Notes on February 17, 2009 at 100 percent of the principal amount plus accrued and unpaid interest; a de minimis amount of Notes was tendered for purchase. Holders of Notes will again be entitled to have the company purchase their Notes at the same price on February 15, 2014 and February 15, 2019. After February 16, 2009, the Notes are redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. In the event of a change of control of the company, each holder may require the company to repurchase the Notes for cash, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest.

        Pursuant to the requirements of Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("Issue 04-8"), the company includes in the diluted EPS computations shares that may be issuable upon conversion of the Notes. On December 30, 2004, the company irrevocably elected to pay the principal amount of the Notes in cash and therefore, there is no dilutive impact on EPS unless the average stock price exceeds the split-adjusted conversion price of $27.85. Throughout 2008, 2007 and 2006, the conversion price was exceeded. Accordingly, the treasury stock method of accounting has been used at the end of each of those reporting periods in calculating diluted EPS. Upon conversion, any stock appreciation amount above the split-adjusted conversion price of $27.85 will be satisfied by the company through the issuance of common stock which thereafter will be included in calculating both basic and diluted EPS. During 2008, holders converted $174 million of the Notes in exchange for the principal balance owed in cash plus 4,058,792 shares of the company's common stock. During 2007, holders converted $23 million of the Notes in exchange for the principal balance owed in cash plus 503,462 shares of the company's common stock.

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

        On December 15, 2008, the company registered shares of its common and preferred stock, debt securities and warrants pursuant to its filing of a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission.

Other Noncurrent Liabilities

        The company maintains appropriate levels of insurance for business risks. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities include $25 million and $29 million at December 31, 2008 and 2007, respectively, relating to these liabilities. For certain professional liability risks the company's retention

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported because there is insufficient claims history or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.

        The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The deferrals can earn either market-based fixed or variable rates of return, at the option of the participants. At December 31, 2008 and 2007, $275 million and $348 million, respectively, of obligations related to these plans were included in noncurrent liabilities. To fund these obligations, the company has established non-qualified trusts, which are classified as noncurrent assets. These trusts held primarily marketable equity securities valued at $225 million and $275 million at December 31, 2008 and 2007, respectively. Periodic changes in fair value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate participants' investment results which are also reflected in earnings.

Stock Plans

        The company's executive stock plans provide for grants of nonqualified or incentive stock options, restricted stock awards or units and stock appreciation rights ("SARS"). All executive stock plans are administered by the Organization and Compensation Committee of the Board of Directors ("Committee") comprised of outside directors, none of whom are eligible to participate in the plans. Option grant prices are determined by the Committee and are established at the fair value of the company's common stock at the date of grant. Options and SARS normally extend for 10 years and become exercisable over a vesting period determined by the Committee, which can include accelerated vesting for achievement of performance or stock price objectives. Recorded compensation cost for share-based payment arrangements for the year ended December 31, 2008, totaled $21 million, net of recognized tax benefits of $13 million. Recorded compensation cost for share-based payment arrangements for each year ended December 31, 2007 and 2006 was $22 million, net of recognized tax benefits of $13 million.

        As discussed above, the company effected a two-for-one stock split that was paid on July 16, 2008 in the form of a stock dividend. Accordingly, restricted stock and stock option activity have been adjusted retroactively for all periods presented to reflect the July 16, 2008 stock split.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes restricted stock and stock option activity:

	Restricted Stock		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2005	2,995,858	$20	1,751,208	$16

Granted	541,104	42	519,690	42
Expired or canceled	(98,520)	23	(9,220)	37
Vested/exercised	(984,274)	18	(880,764)	17

Outstanding at December 31, 2006	2,454,168	$25	1,380,914	$25

Granted	393,662	45	843,640	45
Expired or canceled	(11,746)	43	(14,768)	36
Vested/exercised	(858,910)	23	(665,720)	19

Outstanding at December 31, 2007	1,977,174	$30	1,544,066	$39

Granted	437,908	66	548,538	68
Expired or canceled	(31,072)	47	(36,052)	59
Vested/exercised	(860,704)	27	(431,310)	31

Outstanding at December 31, 2008	1,523,306	$42	1,625,242	$50

Options exercisable at December 31, 2008			229,488	$33

Remaining unvested options outstanding and expected to vest			1,353,881	$53

        At December 31, 2008, there were a maximum of 14,558,057 shares available for future grant under the company's various stock plans. Shares available for future grant include shares which may be granted by the Committee as either stock options, on a share-for-share basis, or restricted stock, on the basis of one share for each 1.75 available shares.

        Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed and any performance objectives have been attained as established by the Committee. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the company. Restricted stock units are rights to receive shares subject to performance of other conditions as established by the Committee. Upon termination of employment, restricted stock units which have not vested are forfeited. For the years 2008, 2007 and 2006, recognized compensation expense of $25 million, $24 million and $28 million, respectively, is included in corporate administrative and general expense related to restricted stock awards and units. The fair value of restricted stock that vested during 2008, 2007 and 2006 was $52 million, $40 million and $43 million, respectively. The balance of unamortized restricted stock expense at December 31, 2008 was $26 million, which is expected to be recognized over a weighted-average period of 2.4 years.

        The company issued 548,538, 843,640 and 519,690 non-qualified stock options during 2008, 2007 and 2006, respectively. The company issued 32,600 SARS with annual vesting of 20 percent during 2006. No SARS were issued in 2008 or 2007 as part of the company's executive incentive program. SARS paid upon exercise by the holders during each of the years 2008, 2007 and 2006 totaled $2 million.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The total intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during 2008, 2007 and 2006 was $20 million, $25 million and $22 million, respectively. The balance of unamortized stock option expense at December 31, 2008 was $7 million, which is expected to be recognized over a weighted-average period of 1.4 years. Expense associated with stock options for the years ended December 31, 2008, 2007 and 2006, which is included in corporate administrative and general expense in the accompanying Consolidated Statement of Earnings, totaled $10 million, $8 million, and $5 million, respectively.

        The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	December 31,
	2008	2007

Weighted average grant date fair value	$22	$13
Expected life of options (in years)	4.3	4.8
Risk-free interest rate	2.2%	4.4%
Expected volatility	38.0%	27.0%
Expected annual dividend per share	$0.50	$0.40

        The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility.

        Information related to options outstanding at December 31, 2008 is summarized below:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Per Share

$12.75 - $14.80	78,732	1.8	$13.55	78,732	$13.55
$42.11 - $47.24	1,020,202	7.8	$43.85	150,756	$43.56
$68.36 - $80.12	526,308	9.2	$68.42	—	—

	1,625,242	8.0	$50.34	229,488	$33.27

        At December 31, 2008, options outstanding and options exercisable both have an aggregate intrinsic value of approximately $3 million.

Lease Obligations

        Net rental expense amounted to approximately $213 million, $169 million and $162 million in the years ended December 31, 2008, 2007 and 2006, respectively. The company's lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The company's obligations for minimum rentals under non-cancelable operating leases are as follows:

Year Ended December 31,

(in thousands)
2009	$57,100
2010	62,500
2011	48,400
2012	35,800
2013	23,200
Thereafter	101,300

Contingencies and Commitments

        The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $202 million and $246 million at December 31, 2008 and 2007, respectively, and are primarily included in contract work in progress in the accompanying Consolidated Balance Sheet. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

        As of December 31, 2008, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

    Infrastructure Joint Venture Project

        The company participates in a 50/50 joint venture that is completing a fixed-price transportation infrastructure project in California. The project continues to be subject to circumstances resulting in additional cost including owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays. The company continues to evaluate the impact of these circumstances on estimated total project cost, as well as claims for recoveries and other contingencies on the project. During 2007 and 2006, provisions of $25 million and $30 million, respectively, were recognized due to increases in estimated cost. The company continues to incur legal expenses associated with the claims and dispute resolution process.

        As of December 31, 2008, the company has recognized in cost and revenue its $52 million proportionate share of $104 million of cost relating to claims recognized by the joint venture. Total claims-related costs incurred, as well as claims submitted to the client by the joint venture, are in excess of the $104 million of recognized cost. As of December 31, 2008, the client withheld liquidated damages totaling $51 million from amounts otherwise due the joint venture and has asserted additional claims against the joint venture. The company believes that the claims against the joint venture are without merit and that amounts withheld will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue for its $25.5 million proportionate share of the withheld liquidated damages. In addition, the client has drawn down $14.8 million against letters of credit provided by the company and its joint venture partner. The company believes that the amounts drawn down against the letters of credit will ultimately be recovered by the joint venture and, as such, has not reserved for the possible non-recovery of the company's $7.4 million proportionate share.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The project opened to traffic in November 2007 and is expected to be completed in the spring of 2009.

    London Connect Project

        The company is involved in dispute resolution proceedings in connection with its London Connect Project, a $500 million lump-sum project to design and install a telecommunications network that allows transmission and reception throughout the London Underground system. In February 2005, the company sought relief through arbitration proceedings for two issues. First, the company is seeking relief for the overall delay and disruption to the project. An interim decision from the arbitrator was received in December 2006 for the claim that relates to the contract time period of 2001 through 2003. Each party filed appeals relating to certain aspects of the decision which were denied. Reflecting the interim decision for 2001 through 2003, the company has recognized an aggregate of $105 million in claims revenue relating to incurred cost attributed to the delay and disruption claims that are the subject of the dispute resolution proceedings, reduced for settlement amounts. Total claims-related cost incurred to date and the value of the claims submitted or identified exceed the amount recorded in claims revenue. In addition, the client withheld $54 million representing the company's share of liquidated damages, a substantial portion of which has been reserved for possible non-collection. Arbitration hearings have been completed for delay and disruption for the 2004 through 2005 time period on an interim basis and the company is awaiting a decision from the arbitration panel.

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

        During 2008, provisions of $33 million were recognized as the result of reassessments of the remaining time and cost to complete the project and the probability of recovery of liquidated damages and certain claims.

    Embassy Projects

        The company has performed work on 11 embassy projects over the last five years for the United States Department of State under fixed-price contracts. These projects were adversely impacted by higher cost due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased cost to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of December 31, 2008, all embassy projects were complete, with some warranty items still pending.

        As of December 31, 2008, aggregate cost totaling $45 million relating to claims on three of the embassy projects has been recognized in revenue. Total claims-related cost incurred to date, along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue. As the first formal step in dispute resolution, all of these claims have been certified in accordance with federal contracting requirements. The company continues to periodically evaluate its position with respect to these claims.

        The company recognized provisions for estimated cost overruns on certain of the embassy projects totaling $154 million and $56 million, respectively, in 2006 and 2005.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Fluor Daniel International and Fluor Arabia Ltd. v. General Electric Company, et al

        In October 1998, Fluor Daniel International and Fluor Arabia Ltd. filed a complaint in the United States District Court for the Southern District of New York against General Electric Company and certain operating subsidiaries as well as Saudi American General Electric ("SAMGE"), a Saudi Arabian corporation. The complaint sought damages in connection with the procurement, engineering and construction of the Rabigh Combined Cycle Power Plant in Saudi Arabia. On April 10, 2007, the arbitration panel issued a partial final award stipulating the amount of entitlement to recovery of certain claims and awarding interest on the net amounts due to Fluor. A final award on the calculation of interest due to Fluor has been received. All amounts have been collected except for post-award, pre-judgment interest of approximately $1 million and a retention receivable of $9 million to be paid by SAMGE after it receives payment from the owner. In the fourth quarter of 2008, a provision was recognized for the full amount of the unpaid retention receivable as the result of a re-assessment by the company of the likelihood that SAMGE would ever receive payment from the owner.

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

Conex International v. Fluor Enterprises, Inc.

        In November 2006, a Jefferson County, Texas, jury reached an unexpected verdict in the case of Conex International ("Conex") v. Fluor Enterprises Inc. ("FEI"), ruling in favor of Conex and awarded $99 million in damages related to a 2001 construction project.

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

        The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008 and remanded for a new trial.

Fluor Corporation v. Citadel Equity Fund Ltd.

        Citadel Equity Fund Ltd., a hedge fund and investor in the company's 1.5 percent Convertible Senior Notes (the "Notes"), and the company are disputing the calculation of the number of shares of the company's common stock that were due to Citadel upon conversion of approximately $58 million of Notes. Citadel argues that it is entitled to an additional $28 million in value under its proposed calculation method. The company believes that the payout given to Citadel was proper and correct and that Citadel's claims are without merit. The company is vigorously defending its position.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantees

        In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. The amount of guarantees outstanding measured on this basis totals $2.1 billion as of December 31, 2008. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The carrying value of the liability for guarantees was not material as of December 31, 2008 or 2007.

        Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. As of December 31, 2008, there were no material guarantees outstanding.

Other Matters

        A warrant held by a former partner in the company's e-commerce procurement venture for the purchase of 920,000 shares at $18.03 per share (split adjusted) was exercised in 2006, resulting in proceeds of $17 million.

        The company's operations are subject to and affected by federal, state and local laws and regulations regarding the protection of the environment. The company maintains reserves for potential future environmental cost where such obligations are either known or considered probable, and can be reasonably estimated.

        The company believes, based upon present information available to it, that its reserves with respect to future environmental cost are adequate and such future cost will not have a material effect on the company's consolidated financial position, results of operations or liquidity. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup cost or the allocation of such cost among potentially responsible parties, or a determination that the company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional expenditures, or the provision of additional reserves in expectation of such expenditures.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Variable Interest Entities

        In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. Applying the guidance of FIN 46(R), the company evaluates qualitative and quantitative information for each partnership or joint venture at inception to determine, first, whether the entity formed is a variable interest entity ("VIE") and, second, if the company is the primary beneficiary and needs to consolidate the entity. Upon the occurrence of certain events outlined in FIN 46(R), the company reassesses its initial determination of whether the entity is a VIE and whether consolidation is still required.

        A partnership or joint venture is considered a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

        The company is deemed to be the primary beneficiary of the VIE and consolidates the entity if the company will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns or both. The company considers all parties that have direct or implicit variable interests when determining if it is the primary beneficiary. The majority of the partnerships and joint ventures that are formed for the execution of the company's projects are VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support. However, often the VIE does not meet the consolidation requirements of FIN 46(R). The contractual agreements that define the ownership structure and equity investment at risk, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties are used to determine if the entity is a VIE and if the company is the primary beneficiary and must consolidate the entity.

        The partnerships or joint ventures of the company are typically characterized by a 50 percent or less, non-controlling, ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. As such and as noted above, even when the partnership or joint venture is determined to be a VIE, the company is frequently not the primary beneficiary. Should losses occur in the execution of the project for which the VIE was established, the losses would be absorbed by the partners of the VIE. The majority of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary; however, such funding is rare and is not currently anticipated. Some of the company's VIEs have debt, but the debt is typically non-recourse in nature. At times, the company's participation in VIEs requires agreements to provide financial or performance assurances to clients. Refer to the Guarantees section above for a further discussion of such agreements.

        As of December 31, 2008 the company had a number of entities that were determined to be VIEs, with the majority not meeting the consolidation requirements of FIN 46(R). Most of the unconsolidated VIEs are proportionately consolidated, though the equity and cost methods of accounting for the investments are also used, depending on the company's respective participation rights, amount of influence in the VIE and other factors. The aggregate investment carrying value of the unconsolidated VIEs was $111 million at December 31, 2008 and was classified under Investments in the Consolidated Balance Sheet. The company's maximum exposure to loss as a result of its investments in unconsolidated VIEs is

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments at December 31, 2008 for the unconsolidated VIEs were $24 million.

        In some cases, the company is required to consolidate VIEs. The carrying value of the assets and liabilities for consolidated VIEs at December 31, 2008 was $281 million and $202 million, respectively.

        None of the VIEs are individually material to the company's results of operations, financial position or cash flows. Below is a discussion of a couple of the company's more unique VIEs and related accounting considerations.

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

        Based on a qualitative analysis of the variable interests of all parties involved at the formation of GeneSYS, under the provisions of FIN 46(R), the company was initially determined to be the primary beneficiary of the joint venture. The company's consolidated financial statements included the accounts of GeneSYS, and, accordingly, the non-recourse debt provided by the Banks at the inception of the venture. Effective October 1, 2007, the company no longer consolidates the accounts of GeneSYS because it is no longer the primary beneficiary of the joint venture.

        FIN 46(R) requires that the initial determination of whether an entity is a VIE shall be reconsidered under certain conditions. One of those conditions is when the entity's governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the entity's equity investment at risk. Such an event occurred in September 2007 upon the infusion of capital by the joint venture members which resulted in permanent financing through issuance of Subordinated Debentures by GeneSYS that replaced the temporary equity bridge loans that had been provided by outside lenders. This refinancing of temporary debt with permanent debt constituted a change in the governing documents of GeneSYS that required reconsideration of GeneSYS as a VIE.

        Based on the new capitalization structure of GeneSYS, the adequacy of the equity at risk in GeneSYS was evaluated and found to be inadequate to finance its operations without additional subordinated financial support. Accordingly, upon reconsideration, GeneSYS continues to be a VIE. Because the company holds a variable interest in the entity through its equity and debt investments, a qualitative evaluation was undertaken to determine if it was the primary beneficiary. In this evaluation, the company considered all parties that have direct or implicit variable interests based on the contractual arrangements existing at the time of reconsideration. Based on this evaluation, the company determined that it was no

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

longer the primary beneficiary of GeneSYS. Accordingly, GeneSYS was not consolidated in the company's accounts at December 31, 2008 and December 31, 2007, respectively, and is being accounted for on the equity method of accounting.

        Based on contractual documents, the company's maximum exposure to loss relating to its investment in GeneSYS is its aggregate $20 million equity and debt investment plus any un-remitted earnings. The term loan is an obligation of GeneSYS and will never be a debt repayment obligation of the company because it is non-recourse to the joint venture members.

    Interstate 495 Capital Beltway Project

        In December 2007, the company was awarded the $1.3 billion Interstate 495 Capital Beltway high-occupancy toll ("HOT") lanes project in Virginia. The project is a public-private partnership between the Virginia Department of Transportation ("VDOT") and Capital Beltway Express LLC, a joint venture in which the company has a ten percent interest and Transurban (USA) Inc. has a 90 percent interest ("Fluor-Transurban"). Under the agreement, VDOT owns and oversees the addition of traffic lanes, interchange improvements and construction of HOT lanes on 14 miles of the I-495 Capital Beltway in northern Virginia. Fluor-Transurban, as concessionaire, will develop, design, finance, construct, maintain and operate the improvements and HOT lanes under an 80 year concession agreement. The construction is being financed through grant funding from VDOT, non-recourse borrowings from issuance of public tax-exempt bonds, a non-recourse loan from the Federal Transportation Infrastructure Finance Innovation Act (TIFIA) which is administered by the U.S. Department of Transportation and equity contributions from the joint venture members.

        The construction of the improvements and HOT lanes are being performed by a construction joint venture in which the company has a 65 percent interest and Lane Construction has a 35 percent interest ("Fluor-Lane"). Transurban (USA) Inc. will perform the operations and maintenance upon completion of the improvements and commencement of operations of the toll lanes.

        The company has evaluated its interest in Fluor-Lane and has determined, based on a qualitative analysis, that the entity is a VIE. The company has further determined from an analysis of risk and contractual agreements that it is the primary beneficiary of Fluor-Lane since the company absorbs the majority of Fluor-Lane's expected returns or losses. Accordingly, the company consolidates Fluor-Lane. As of December 31, 2008, the company's financial statements include assets of $55 million and liabilities of $48 million for Fluor-Lane.

        Fluor-Transurban has been determined to be a VIE under the provisions of FIN 46(R). Pursuant to the requirements of FIN 46(R), the company evaluated its interest in Fluor-Transurban including its project execution obligations and risks relating to its interest in Fluor-Lane and has determined based on a qualitative analysis that it is not the primary beneficiary of Fluor-Transurban. Based on contractual documents, the company's maximum exposure to loss relating to its investment in Fluor-Transurban is its $35 million aggregate equity investment commitment, of which $11 million has been funded, plus any un-remitted earnings. The company will never have repayment obligations associated with any of the debt because it is non-recourse to the joint venture members. The company accounts for its ownership interest in Fluor-Transurban on the equity method of accounting.

Operations by Business Segment and Geographical Area

        The company provides professional services in the fields of engineering, procurement, construction and maintenance as well as project management services on a global basis and serves a diverse set of industries worldwide including oil and gas, chemical and petrochemicals, transportation, mining and metals, power, life sciences and manufacturing. The company also performs operations and maintenance

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

activities for major industrial clients and, in some cases, operates and maintains their equipment fleet. The five principal operating segments are: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power.

        The Oil & Gas segment provides design, engineering, procurement, construction and project management professional services for upstream oil and gas production, downstream refining and certain integrated petrochemicals markets.

        The Industrial & Infrastructure segment provides design, engineering, procurement and construction services to transportation, wind power, mining and metals, life sciences, telecommunications, manufacturing, commercial and institutional development, microelectronics and healthcare clients.

        The Government segment provides engineering, construction, contingency response, management and operations services to the United States government. The percentage of the company's consolidated revenue from the United States government was 6 percent, 8 percent and 20 percent, respectively, during the years ended December 31, 2008, 2007 and 2006.

        The Global Services segment includes operations and maintenance activities, small capital project engineering and execution, site equipment and tool services, industrial fleet outsourcing, plant turnaround services and supply chain solutions. In addition, Global Services provides temporary staffing of technical, professional and administrative personnel for projects in all segments.

        The Power segment provides engineering, procurement, construction, program management, start-up and commissioning and maintenance services to the gas fueled, solid fueled, renewables, emerging nuclear and plant betterment markets.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Information by Segment

	Year Ended December 31,
	2008	2007	2006

(in millions)
External revenue
Oil & Gas	$12,946	$8,370	$5,368
Industrial & Infrastructure	3,470	3,385	3,171
Government	1,320	1,308	2,860
Global Services	2,676	2,460	2,138
Power	1,914	1,168	542

Total external revenue	$22,326	$16,691	$14,079

Operating profit (loss)
Oil & Gas	$724	$433	$306
Industrial & Infrastructure	208	101	76
Government	52	29	18
Global Services	229	201	152
Power	76	38	4

Total operating profit	$1,289	$802	$556

Depreciation and amortization of fixed assets
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	4	—	—
Government	3	3	5
Global Services	86	82	67
Power	—	—	—
Corporate and other	69	60	52

Total depreciation and amortization of fixed assets	$162	$145	$124

Total assets
Oil & Gas	$1,210	$891	$629
Industrial & Infrastructure	536	576	686
Government	326	285	597
Global Services	763	856	721
Power	130	150	137
Corporate and other	3,459	3,038	2,105

Total assets	$6,424	$5,796	$4,875

Capital expenditures
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	10	22	—
Government	6	2	8
Global Services	174	164	172
Power	—	—	—
Corporate and other	110	96	94

Total capital expenditures	$300	$284	$274

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Enterprise-Wide Disclosures

	External Revenue Year Ended December 31,			Total Assets At December 31,
	2008	2007	2006	2008	2007

(in millions)
United States	$11,391	$7,309	$6,339	$4,082	$3,610
Canada	1,008	1,383	1,090	323	393
Asia Pacific (includes Australia)	1,991	1,022	1,346	280	245
Europe	4,338	3,558	1,717	1,171	1,167
Central and South America	1,429	1,715	1,805	83	80
Middle East and Africa	2,169	1,704	1,782	485	301

Total	$22,326	$16,691	$14,079	$6,424	$5,796

Reconciliation of Segment Information to Consolidated Amounts

	Year Ended December 31,
	2008	2007	2006

(in millions)
Total segment operating profit	$1,289	$802	$556
Corporate administrative and general expense	229	194	179
Interest (income) expense, net	(54)	(41)	(5)

Earnings before taxes	$1,114	$649	$382

Non-Operating (Income) and Expense

        The following table summarizes non-operating (income) and expense items reported in corporate administrative and general expense:

	Year Ended December 31,
	2008	2007	2006

(in millions)
Loss on sale of building	$16	$—	$—
Impairment of investment	—	—	4
Other items	1	(3)	1

Total	$17	$(3)	$5

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations:

	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)

(in thousands, except per share amounts)
Year ended December 31, 2008
Revenue	$4,806,981	$5,773,570	$5,673,818	$6,071,525
Cost of revenue	4,557,832	5,381,188	5,349,528	5,748,440
Earnings before taxes	221,734	344,970	295,847	251,851
Net earnings	138,012	209,250	183,099	190,097
Earnings per share*
Basic	$0.79	$1.19	$1.03	$1.05
Diluted	0.75	1.13	1.01	1.04
Year ended December 31, 2007
Revenue	$3,641,804	$4,221,538	$4,115,226	$4,712,465
Cost of revenue	3,464,320	4,034,329	3,925,705	4,464,233
Earnings before taxes	136,293	143,559	155,263	213,978
Net earnings	84,616	95,564	93,676	259,463
Earnings per share*
Basic	$0.49	$0.55	$0.54	$1.48
Diluted	0.47	0.53	0.51	1.41

* Share amounts were adjusted for the July 16, 2008 two-for-one stock split.

(1)
Cost of revenue in the second quarter of 2008 is reduced by a pre-tax gain of $79 million ($0.27 per share*) from the sale of a joint venture interest in a wind power project in the United Kingdom.

(2)
Earnings before taxes in the third quarter of 2007 include a provision of $21 million in the Government segment on a fixed-price project.

(3)
Earnings before taxes in the fourth quarter of 2008 includes a $16 million loss related to the sale of a building in the United Kingdom. Net earnings in the fourth quarter of 2008 includes $28 million of tax benefits resulting from statute expirations and tax settlements that favorably impacted the effective tax rate. Net earnings in the fourth quarter of 2007 includes a $123 million tax settlement.

 EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 9, 2008).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on August 6, 2008).
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
10.3
Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated on November 1, 2007 (incorporated by reference to Exhibit 10.4 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.4
Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.5
Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.6	Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.7	Fluor Executives' Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.8
Fluor Corporation Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.15 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.9	Executive Severance Plan (incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.10
2001 Key Employee Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.11
2001 Fluor Stock Appreciation Rights Plan, as amended and restated on November 1, 2007 (incorporated by reference to Exhibit 10.12 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.12
Fluor Corporation 2003 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).

10.13	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q filed on November 9, 2004).
10.14
Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K filed on March 15, 2004).
10.15
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
10.16
Special Retention Agreement, dated March 27, 2006, between Fluor Corporation and John Hopkins (incorporated by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q filed on May 8, 2006).
10.17	Summary of Fluor Corporation Non-Employee Director Compensation (incorporated by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q filed on November 7, 2007).
10.18
Fluor Corporation 409A Deferred Directors' Fees Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 21, 2007).
10.19
Fluor 409A Executive Deferred Compensation Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 21, 2007).
10.20	Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 9, 2008).
10.21	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers.*
10.22	Retention Award granted to Stephen B. Dobbs on February 7, 2008*
10.23	Retention Award granted to David T. Seaton on February 7, 2008*
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
100.INS	XBRL Instance Document.*
100.SCH	XBRL Taxonomy Extension Schema Document.*
100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
100.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
100.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
New exhibit filed with this report.

Attached as Exhibit 100 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2008, 2007 and 2006, (ii) the Consolidated Balance Sheet at December 31, 2008 and December 31, 2007, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006 and (iv) the Consolidated Statement of Shareholders' Equity for the years ended December 31, 2008, 2007 and 2006. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial and other information contained in the XBRL documents is unaudited and that these are not the official publicly filed financial statements of Fluor Corporation. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 100 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.