Form 10-K/A
period 2008-12-31
FLUOR CORP
filed 2009-04-15
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8.2 billion based on the closing sale price as reported on the New York Stock Exchange.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends Fluor Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) filed with the Securities and Exchange Commission on February 25, 2009.  This Amendment is being filed solely to include the conformed signature in the consent of our independent registered public accounting firm, Ernst & Young LLP, which consent is filed herewith as Exhibit 23.1, as the conformed signature was inadvertently not included in the 2008 10-K.  No revisions have been made to the form of the consent, to the reports to which the consent relates, to the Fluor Corporation financial statements, or to any other disclosures contained in the 2008 10-K.

The 2008 10-K continues to speak as of the dates provided in the 2008 10-K.  This Amendment No. 1, including the certificates filed as exhibits hereto, does not reflect events occurring after the original filing date of the 2008 10-K or otherwise update the disclosures set forth in the 2008 10-K, including the financial statements and notes to financial statements set forth in the 2008 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)        Documents filed as part of this annual report on Form 10-K:

3.         Exhibits:  The exhibits that are filed with this Amendment No. 1 are set forth in the Index to Exhibits.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION

April 15, 2009	By:	/s/ D. MICHAEL STEUERT
D. Michael Steuert,
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer of Fluor Corporation.*

31.2	Certification of Chief Financial Officer of Fluor Corporation.*

*                    New exhibit filed with this report.