Form 10-Q
period 2009-03-31
FLUOR CORP
filed 2009-05-11
CIK 1124198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 30, 2009, 179,839,330 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

March 31, 2009

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008

TOTAL REVENUE	$5,797,889	$4,806,981

TOTAL COST OF REVENUE	5,448,616	4,549,700

OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	25,415	39,520
Interest expense	2,583	5,196
Interest income	(7,225)	(15,211)

Total cost and expenses	5,469,389	4,579,205

EARNINGS BEFORE TAXES	328,500	227,776
INCOME TAX EXPENSE	107,213	83,437

NET EARNINGS	221,287	144,339

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(16,488)	(7,633)

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$204,799	$136,706

EARNINGS PER SHARE*
BASIC	$1.13	$0.77

DILUTED	$1.12	$0.74

SHARES USED TO CALCULATE EARNINGS PER SHARE*
BASIC	180,317	175,698

DILUTED	181,204	182,722

DIVIDENDS DECLARED PER SHARE*	$0.125	$0.125

* All share and per share amounts were adjusted for the July 16, 2008 two-for-one stock split.

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	March 31, 2009	December 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$1,470,326	$1,834,324
Marketable securities	577,057	273,570
Accounts and notes receivable, net	1,452,748	1,227,224
Contract work in progress	1,046,672	981,125
Deferred taxes	149,076	148,132
Other current assets	262,966	204,143

Total current assets	4,958,845	4,668,518

Property, plant and equipment (net of accumulated depreciation of $730,097 and $696,306, respectively)	801,885	799,836
Investments and goodwill	291,024	279,134
Deferred taxes	388,647	386,613
Deferred compensation trusts	216,689	225,246
Other	62,430	64,230

	$6,719,520	$6,423,577

LIABILITIES AND EQUITY

Current liabilities
Trade accounts payable	$1,190,791	$1,164,556
Convertible senior notes	2,101	133,194
Advance billings on contracts	1,078,090	999,107
Accrued salaries, wages and benefits	568,983	607,702
Other accrued liabilities	379,145	257,667

Total current liabilities	3,219,110	3,162,226

Long-term debt due after one year	139,440	17,722
Noncurrent liabilities	503,023	520,445
Contingencies and commitments

Equity
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common – authorized 375,000,000 shares ($0.01 par value); issued and outstanding – 179,851,258 and 181,555,921 shares in 2009 and 2008, respectively	1,799	1,816
Additional paid-in capital	721,880	778,537
Accumulated other comprehensive loss	(358,413)	(356,969)
Retained earnings	2,429,925	2,247,938

Total shareholders’ equity	2,795,191	2,671,322

Noncontrolling interests	62,756	51,862

Total equity	2,857,947	2,723,184

	$6,719,520	$6,423,577

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(in thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$221,287	$144,339
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	43,687	37,629
Amortization of intangibles	340	464
Restricted stock and stock option amortization	8,209	8,469
Deferred compensation trust	8,557	17,924
Deferred compensation obligation	(11,235)	(17,535)
Taxes paid on vested restricted stock	(4,694)	(13,290)
Deferred taxes	(5,719)	12,611
Stock option tax benefit	637	(10,105)
Retirement plan accrual, net of contributions	4,342	(374)
Changes in operating assets and liabilities	(178,388)	38,239
Equity in earnings of investees	(10,778)	(7,410)
Other items	(160)	2,808

Cash provided by operating activities	76,085	213,769

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(53,149)	(58,803)
Purchases of marketable securities	(558,112)	(579,010)
Proceeds from maturities of marketable securities	258,541	360,162
Investments	(454)	(721)
Proceeds from disposal of property, plant and equipment	10,167	10,634
Other items	2,569	(1,677)

Cash utilized by investing activities	(340,438)	(269,415)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common shares	(60,103)	—
Dividends paid	(22,772)	(22,204)
Repayment of convertible debt	(9,764)	—
Distributions paid to noncontrolling interests	(6,637)	(906)
Capital contribution from noncontrolling interests	—	3,872
Stock option tax benefit	(637)	10,105
Stock options exercised	552	2,645
Other items	240	(374)

Cash utilized by financing activities	(99,121)	(6,862)

Effect of exchange rate changes on cash	(524)	16,637

Decrease in cash and cash equivalents	(363,998)	(45,871)

Cash and cash equivalents at beginning of period	1,834,324	1,175,144

Cash and cash equivalents at end of period	$1,470,326	$1,129,273

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                   The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore should be read in conjunction with the company’s December 31, 2008 annual report on Form 10-K.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly its consolidated financial position at March 31, 2009 and its consolidated results of operations and cash flows for the three months ended March 31, 2009 and 2008.

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

Certain 2008 amounts have been reclassified to conform with the 2009 presentation.

(2)                   Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends FASB Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. We do not believe this FSP will have a material impact on the company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and SFAS 124-2 provides guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. This FSP also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. We do not believe this FSP will have a material impact on the company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. This FSP is effective for interim reporting periods ending after June 15, 2009. We do not believe this FSP will have a material impact on the company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132(R)”) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The additional disclosure requirements under the FSP include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Management is currently evaluating the impact on the company’s financial position, results of operations and cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in its financial statements. This standard is effective for fiscal years beginning after December 15, 2008. The company adopted this standard during the first quarter of 2009. The adoption of SFAS 141(R) did not have a material impact on the company’s financial position, results of operations or cash flows for the three months ended March 31, 2009.

During the first quarter of 2009, the company implemented a variety of new accounting pronouncements that are discussed further below.

(3)                   The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008

Net earnings	$221,287	$144,339
Unrealized loss on debt securities	(201)	—
Unrealized loss on derivative contracts (net of deferred tax benefit of $2,297)	(3,825)	—
Foreign currency translation adjustment (net of deferred tax benefit of $1,552 and expense of $7,107, respectively)	(4,908)	9,132
Pension plan adjustment (net of deferred tax expense of $4,493 and benefit of $1,061, respectively)	7,490	(1,768)

Comprehensive income	219,843	151,703

Comprehensive income attributable to noncontrolling interests	(16,488)	(7,633)

Comprehensive income attributable to Fluor Corporation	$203,355	$144,070

(4)                   The effective tax rate, based on the company’s actual operating results for the three months ended March 31, 2009 and 2008, was 32.6 percent and 36.6 percent, respectively. The lower effective tax rate for the three month period ending March 31, 2009 was due to the recognition of a deferred tax benefit associated with taxes on unremitted foreign earnings and increased earnings attributable to noncontrolling interests for which the taxes are not paid by the company.

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

(5)                   Cash paid for interest was $4.3 million and $4.2 million for the three months ended March 31, 2009 and 2008, respectively. Income tax payments, net of receipts, were $41.9 million and $30.3 million during the three-month periods ended March 31, 2009 and 2008, respectively.

(6)                   As discussed above, the company effected a two-for-one stock split that was paid on July 16, 2008 in the form of a stock dividend. Accordingly, the computations of basic and diluted earnings per share (“EPS”) have been adjusted retroactively for all periods presented to reflect the July 16, 2008 stock split.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. The company’s restricted stock units and restricted stock awards are considered participating securities since the share-based awards contain a nonforfeitable right to dividends irrespective of whether the awards ultimately vest. FSP EITF 03-6-1 requires that the two-class method of computing basic EPS be applied. Under the two-

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

class method, the company’s stock options are not considered to be participating securities. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and was adopted by the company during the first quarter of 2009. There was no impact of significance on basic or diluted EPS for the three months ended March 31, 2009 and 2008 as a result of the adoption of FSP EITF 03-6-1.

The calculation of the basic and diluted EPS for the three months ended March 31, 2009 and 2008 are presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008

Basic EPS:
Net earnings attributable to Fluor Corporation	$204,799	$136,706
Amount allocable to common shareholders	99.16%	99.00%

Net earnings allocable to common shareholders	$203,079	$135,339
Weighted average common shares outstanding	180,317	175,698

Basic earnings per share	$1.13	$0.77

Diluted EPS:
Net earnings allocable to common shareholders	$203,079	$135,339

Weighted average common shares outstanding	180,317	175,698

Diluted effect:
Employee stock options	24	394
Conversion equivalent of dilutive convertible debt	863	6,630
Weighted average diluted shares outstanding	181,204	182,722

Diluted earnings per share	$1.12	$0.74

Anti-dilutive securities not included above	1,973	336

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended March 31,
(shares in thousands)	2009	2008

Numerator:
Weighted average participating common shares	180,317	175,698

Denominator:
Weighted average participating common shares	180,317	175,698
Add: Weighted average restricted shares	1,520	1,773
Weighted average participating shares	181,837	177,471

Portion allocable to common shareholders	99.16%	99.00%

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(7)                   The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, “Fair Value Measurements,” the company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009:

		Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments in debt securities(1)	$36,984	$36,984	$—	$—
Commodity swap forward contracts(2)	744	—	744	—
Foreign currency contracts(2)	3,700	—	3,700	—

Liabilities
Commodity swap forward contracts(2)	$13,003	$—	$13,003	$—
Foreign currency contracts(2)	607	—	607	—

(1)      Investments in debt securities of $16 million are classified as current assets in marketable securities on the Condensed Consolidated Balance Sheet. The remaining $21 million is non-current and is therefore included in other assets on the Condensed Consolidated Balance Sheet.

(2)      See Note 8 for the classification of commodity swap forward contracts and foreign currency contracts on the Condensed Consolidated Balance Sheet.

(8)                   In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This standard is effective for fiscal years beginning after December 15, 2008. The company adopted this standard during the first quarter of 2009.

The company mitigates certain financial exposures, including currency and commodity price risk associated with engineering and construction contracts by utilizing derivative instruments. These instruments are designated as either fair value or cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The company formally documents its hedge relationships at the inception of the agreements, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. The fair value of all derivative instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the derivative instrument is offset against the change in the fair value of the underlying asset through earnings. The effective portion of the contracts’ gains or losses due to changes in fair value, associated with the cash flow hedges, are initially recorded as a component of accumulated other comprehensive income (loss) (“OCI”) and are subsequently reclassified into earnings when the hedged items settle. Any ineffective portion of a derivative’s change in fair value is recognized in earnings immediately. The company does not enter into derivative transactions for speculative or trading purposes.

At March 31, 2009, the company had total gross notional amounts of $124 million of foreign exchange forward contracts and $84 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations. The foreign exchange forward contracts are of varying duration, none of which extend beyond November 2010. The commodity swap forward contracts are of varying duration, none of which extend beyond 5 years. All existing hedges are determined to be highly effective. As a result, the impact to earnings due to hedge ineffectiveness is immaterial for the three months ended March 31, 2009 and 2008, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The fair values of derivatives designated as hedging instruments under SFAS 133 as of March 31, 2009 were as follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity swap forward contracts	Other current assets	$118	Other accrued liabilities	$5,359
Foreign currency contracts	Other current assets	2,062	Other accrued liabilities	607
Commodity swap forward contracts	Other assets	626	Noncurrent liabilities	7,644
Foreign currency contracts	Other assets	1,638	Noncurrent liabilities	—

Total derivatives		$4,444		$13,610

The effect of derivative instruments on the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2009 was as follows:

SFAS 133 Fair Value Hedges (in thousands)	Location of Gain Recognized in Earnings	Amount of Gain Recognized in Earnings

Foreign currency contracts	Total cost of revenue	$2,030
Foreign currency contracts	Corporate administrative and general expense	1,529

Total		$3,559

SFAS 133 Cash Flow Hedges (in thousands)	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings

Commodity swap forward contracts	$(2,668)	Total cost of revenue	$(161)
Foreign currency contracts	(1,318)	Total cost of revenue	—

Total	$(3,986)		$(161)

(9)                   Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended March 31,
(in thousands)	2009	2008

Service cost	$11,444	$9,631
Interest cost	15,431	15,621
Expected return on assets	(16,741)	(19,741)
Amortization of prior service cost	2	2
Recognized net actuarial loss	8,997	3,285

Net periodic pension expense	$19,133	$8,798

The company currently expects to fund approximately $70 million to $90 million into its defined benefit pension plans during 2009, which is expected to be in excess of the minimum funding required. During the three months ended March 31, 2009, contributions of approximately $15 million were made by the company.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended March 31,
(in thousands)	2009	2008

Service cost	$—	$—
Interest cost	348	350
Expected return on assets	—	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	197	352

Net periodic postretirement benefit cost	$545	$702

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(10)             In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts.  In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash.  Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2008 and the Notes were therefore classified as short-term debt as of December 31, 2008. During the first quarter of 2009, the trigger price condition was not satisfied and the Notes have therefore been classified as long-term debt as of March 31, 2009, except for $2.1 million of Notes which were in the process of being converted. During the three months ended March 31, 2009, holders converted $10 million of the Notes in exchange for the principal balance owed in cash plus 56,934 shares of the company’s common stock.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of a convertible debt instrument to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to all periods presented. The company adopted FSP APB 14-1 during the first quarter of 2009.

As a result of the adoption of FSP APB 14-1, the company recognized a cumulative-effect adjustment consisting of an increase to additional paid-in capital of $24.4 million, net of deferred taxes of $0.2 million, and a reduction of debt of $0.4 million for the equity component of the Notes. The December 31, 2008 balance of retained earnings was reduced by $24.2 million. Additionally, interest expense increased by $0.4 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively. The increase to interest expense resulted in a tax benefit of $0.2 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively. Net earnings attributable to Fluor Corporation for three months ended March 31, 2009 and 2008 were reduced by $0.2 million (less than $0.01 per share) and $1.3 million ($0.01 per share), respectively.

The following table presents information related to the liability and equity components of the Notes:

(in thousands)	March 31, 2009	December 31, 2008

Carrying value of the equity component	$24,448	$24,448

Principal amount of the liability component	$123,814	$133,578
Less: Unamortized discount of the liability component	—	384
Carrying value of the liability component	$123,814	$133,194

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 35.9104 shares per each $1,000 principal amount of Notes, subject to adjustment as described in the indenture. Interest expense for the first quarter of 2009 and 2008 includes original coupon interest of $0.6 million and $1.5 million, respectively and debt discount amortization of $0.4 million and $2.1 million, respectively. Therefore, the incremental impact on interest expense relates to the debt discount amortization. The tax effect and per share amounts for the incremental impact are disclosed above. The effective interest rate on the liability component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized. The Notes’ if-converted value of $154 million is in excess of its principal value as of March 31, 2009.

As of March 31, 2009, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)             The company’s director and executive stock plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2008. Restricted stock units representing 602,535 and 429,678 were granted in the first quarter of 2009 and 2008, respectively, at weighted-average per share prices of $30.46 and $65.86, respectively. The awards for 2009 and 2008 vest ratably over three and five years, respectively. During the first quarter of 2009 and 2008, options for the purchase of 872,112 shares at a weighted average price of $30.46 per share and 546,018 shares at a weighted average price of $68.36 per share, respectively, were awarded. The option awards for 2009 and 2008 vest ratably over three and five years, respectively. The option awards expire ten years after the grant date.

(12)             In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard is effective for fiscal years beginning after December 15, 2008. The company adopted this standard during the first quarter of 2009.

As a result of the adoption of SFAS 160, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three months ended March 31, 2009, earnings attributable to noncontrolling interests was $17.0 million and the related tax effect was $0.5 million. For the three months ended March 31, 2008, earnings attributable to noncontrolling interests of $8.2 million and the related tax effect of $0.6 million were reclassified from total cost of revenue and income tax expense, respectively, to net earnings attributable to noncontrolling interest.  Distributions paid to noncontrolling interests were $6.6 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively. Capital contributions from noncontrolling interests were $3.9 million for the three months ended March 31, 2008.

(13)             The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $206 million and $202 million at March 31, 2009 and December 31, 2008, respectively, and are primarily included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of March 31, 2009, several matters are in the litigation and dispute resolution process.  The following discussion provides a background and current status of these matters:

Infrastructure Joint Venture Project

The company participates in a 50/50 joint venture that is completing a fixed-price transportation infrastructure project in California. The project continues to be subject to circumstances resulting in additional cost including owner-directed scope

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

changes leading to quantity growth, cost escalation, additional labor and schedule delays. The company continues to evaluate the impact of these circumstances on estimated total project cost, as well as claims for recoveries and other contingencies on the project. The company continues to incur legal expenses associated with the claims and dispute resolution process.

As of March 31, 2009, the company has recognized in cost and revenue its $52 million proportionate share of $104 million of cost relating to claims recognized by the joint venture. Total claims-related costs incurred, as well as claims submitted to the client by the joint venture, are in excess of the $104 million of recognized cost. As of March 31, 2009, the client had withheld liquidated damages totaling $51 million from amounts otherwise due the joint venture and has asserted additional claims against the joint venture. The company believes that the claims against the joint venture are without merit and that amounts withheld will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue for its $25.5 million proportionate share of the withheld liquidated damages. In addition, the client has drawn down $14.8 million against letters of credit provided by the company and its joint venture partner. The company believes that the amounts drawn down against the letters of credit will ultimately be recovered by the joint venture and, as such, has not reserved for the possible non-recovery of the company’s $7.4 million proportionate share.

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

First, the company is seeking relief for the overall delay and disruption to the project. An interim decision from the arbitrator was received in December 2006 for the claim that relates to the contract time period of 2001 through 2003. Each party filed appeals relating to certain aspects of the decision which were denied. Reflecting the interim decision for 2001 through 2003, the company has recognized an aggregate of $111 million in claims revenue relating to incurred cost attributed to the delay and disruption claims that are the subject of the dispute resolution proceedings, reduced for settlement amounts. Total claims-related cost incurred to date and the value of the claims submitted or identified exceed the amount recorded in claims revenue. In addition, the client withheld $54 million representing the company’s share of liquidated damages, a substantial portion of which has been reserved for possible non-collection. Arbitration hearings have been completed for delay and disruption for the 2004 through 2005 time period on an interim basis and the company is awaiting a decision from the arbitration panel.

The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment.  The hearings on this issue have concluded and resulted in sustaining the company’s position that it did not have any responsibility for cost associated with this portion of the work under the contract.

The company continues to explore resolution with the client, but if these efforts are unsuccessful, the company filed an omnibus arbitration demand for final relief in the first quarter of 2009.  The omnibus arbitration will seek payment of all amounts owed by the client, as well as the resolution of any new claims through project completion of both of the above issues.

Embassy Projects

The company has performed work on 11 embassy projects over the last five years for the United States Department of State under fixed-price contracts. These projects were adversely impacted by higher cost due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased cost to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of March 31, 2009, all embassy projects were complete, with some warranty items still pending.

As of March 31, 2009, aggregate cost totaling $43 million relating to claims on three of the embassy projects has been recognized in revenue. Total claims-related cost incurred to date, along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue. As the first formal step in dispute resolution, all of these claims have been certified in accordance with federal contracting requirements. The company continues to periodically evaluate its position with respect to these claims.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Conex International v. Fluor Enterprises, Inc.

In November 2006, a Jefferson County, Texas, jury reached an unexpected verdict in the case of Conex International (“Conex”) v. Fluor Enterprises Inc. (“FEI”), ruling in favor of Conex and awarded $99 million in damages related to a 2001 construction project.

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

The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008 and remanded for a new trial. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

Fluor Corporation v. Citadel Equity Fund Ltd.

Citadel Equity Fund Ltd., a hedge fund and former investor in the company’s 1.5 percent Convertible Senior Notes (the “Notes”), and the company are disputing the calculation of the number of shares of the company’s common stock that were due to Citadel upon conversion of approximately $58 million of Notes.  Citadel argues that it is entitled to an additional $28 million in value under its proposed calculation method.  The company believes that the payout given to Citadel was proper and correct and that Citadel’s claims are without merit.  The company’s loss could range from zero to $28.3 million plus interest, fees and costs.  The company is vigorously defending its position and, based upon the present status of this matter, does not believe a loss will be incurred.

(14)             In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.  As of March 31, 2009, no material changes to the amount of financial or performance guarantees outstanding have occurred since the filing of the company’s December 31, 2008 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of March 31, 2009, there are no material guarantees outstanding.

(15)             In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. Applying the guidance of FASB Interpretation No. 46 (Revised) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), the company evaluates qualitative and quantitative information for each partnership or joint venture at inception to determine, first, whether the entity formed is a variable interest entity (“VIE”) and, second, if the company is the primary beneficiary and needs to consolidate the entity. Upon the occurrence of certain events outlined in FIN 46(R), the company reassesses its initial determination of whether the entity is a VIE and whether consolidation is still required.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

A partnership or joint venture is considered a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

The company is deemed to be the primary beneficiary of the VIE and consolidates the entity if the company will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. The company considers all parties that have direct or implicit variable interests when determining if it is the primary beneficiary. The majority of the partnerships and joint ventures that are formed for the execution of the company’s projects are VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support.  However, often the VIE does not meet the consolidation requirements of FIN 46(R). The contractual agreements that define the ownership structure and equity investment at risk, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties are used to determine if the entity is a VIE and if the company is the primary beneficiary and must consolidate the entity.

The partnerships or joint ventures of the company are typically characterized by a 50 percent or less, non-controlling, ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. As such and as noted above, even when the partnership or joint venture is determined to be a VIE, the company is frequently not the primary beneficiary. Should losses occur in the execution of the project for which the VIE was established, the losses would be absorbed by the partners of the VIE. The majority of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Such funding is infrequent and is not anticipated to be material. Some of the company’s VIEs have debt, but the debt is typically non-recourse in nature. At times, the company’s participation in VIEs requires agreements to provide financial or performance assurances to clients. Refer to Note 14 for a further discussion of such agreements.

As of March 31, 2009 the company had a number of entities that were determined to be VIEs, with the majority not meeting the consolidation requirements of FIN 46(R). Most of the unconsolidated VIEs are proportionately consolidated, though the equity and cost methods of accounting for the investments are also used, depending on the company’s respective participation rights, amount of influence in the VIE and other factors. The aggregate investment carrying value of the unconsolidated VIEs was $115 million at March 31, 2009 and was classified under “Investments and goodwill” in the Condensed Consolidated Balance Sheet. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments.  Future funding commitments at March 31, 2009 for the unconsolidated VIEs were $22 million.

In some cases, the company is required to consolidate VIEs. The carrying value of the assets and liabilities for consolidated VIEs at March 31, 2009 was $402 million and $337 million, respectively.

None of the VIEs are individually material to the company’s results of operations, financial position or cash flows.  As of March 31, 2009, there were no material changes to the VIEs reported in the company’s annual report on Form 10-K.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(16)             Operating information by segment is as follows:

	Three Months Ended March 31,
External Revenue (in millions)	2009	2008

Oil & Gas	$3,369.6	$2,603.3
Industrial & Infrastructure	1,176.5	796.2
Government	370.8	279.7
Global Services	542.1	706.2
Power	338.9	421.6

Total external revenue	$5,797.9	$4,807.0

	Three Months Ended March 31,
Segment Profit (in millions)	2009	2008

Oil & Gas	$200.8	$137.5
Industrial & Infrastructure	28.1	29.4
Government	27.7	7.7
Global Services	55.5	53.5
Power	20.2	21.0

Total segment profit	$332.3	$249.1

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended March 31,
Reconciliation of Segment Profit to Earnings Before Taxes (in millions)	2009	2008

Total segment profit	$332.3	$249.1
Corporate administrative and general expense	(25.4)	(39.5)
Interest income, net	4.6	10.0
Earnings attributable to noncontrolling interests	17.0	8.2

Earnings before taxes	$328.5	$227.8

Total assets in the Global Services segment were $847 million at March 31, 2009 compared to $763 million at December 31, 2008. This increase in total assets corresponded to an increase in working capital to support the equipment and operations and maintenance business lines. Total assets in the Power segment increased to $174 million at March 31, 2009 from $130 million at December 31, 2008 due to additional working capital associated with project execution activities.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and notes and the company’s December 31, 2008 annual report on Form 10-K.  For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected revenue and earnings levels, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature.  These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties.  As a result, caution must be exercised in relying on forward-looking statements.  Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

•                  The current worldwide financial crisis, which may cause, accelerate or exacerbate a number of the other factors listed below;

•                  Client cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time and the related impacts on staffing levels and cost;

•                  Decreased capital investment or expenditures, or a failure to make anticipated increased capital investment or expenditures, by the company’s clients;

•                  The availability of credit and restrictions imposed by credit facilities, both for the company and our clients;

•                  The cyclical nature of many of the markets the company serves and its vulnerability to downturns such as the current worldwide economic downturn;

•                  Client delays or defaults in making payments;

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

•                  The financial viability of our clients, subcontractors, suppliers and joint venture or teaming partners;

•                  Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business, resulting in unanticipated losses;

•                  Possible limitations of bonding or letter of credit capacity;

•                  The impact of anti-bribery and international trade laws and regulations;

•                  The impact of past and future environmental, health and safety regulations;

•                  The potential impact of certain tax matters including, but not limited to, those from foreign operations and the ongoing audits by tax authorities;

•                  The company’s ability to identify and successfully integrate acquisitions;

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

Additional information concerning these and other factors can be found in our press releases as well as our periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. Risk Factors” in this Form 10-Q as well as the company’s Form 10-K filed February 25, 2009. These filings are available publicly on the SEC’s website at http://www.sec.gov, on Fluor’s website at http://investor.fluor.com or upon request from Fluor’s Investor Relations Department: (469) 398-7220. Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net earnings attributable to Fluor Corporation were $205 million or $1.12 per diluted share for the three months ended March 31, 2009, compared to net earnings attributable to Fluor Corporation of $137 million or $0.74 per diluted share for the corresponding period of 2008.

Consolidated revenue for the three months ended March 31, 2009 increased 21 percent to $5.8 billion from $4.8 billion for the three months ended March 31, 2008, driven by revenue increases in the Oil & Gas, Industrial & Infrastructure and Government segments.

The increases in net earnings attributable to Fluor Corporation and consolidated revenue for the first quarter of 2009 when compared to the first quarter of 2008 were due to higher levels of project execution activities that have resulted from the company’s strength in new award activity over the last few years. However, the global recession is impacting the near-term capital investment plans of many of the company’s clients across all of the company’s segments except Government.

The effective tax rate, based on the company’s actual operating results for the three months ended March 31, 2009 and 2008, was 32.6 percent and 36.6 percent, respectively. The lower effective tax rate for the three month period ending March 31, 2009 was primarily attributable to the recognition of a deferred tax benefit associated with taxes on unremitted foreign earnings and increased earnings attributable to noncontrolling interests for which the taxes are not paid by the company.

Consolidated new awards of $5.5 billion for the three months ended March 31, 2009 were comparable to the new awards of $5.7 billion for the three months ended March 31, 2008.  The Industrial & Infrastructure and Oil & Gas segments were the major contributors to the new award activity in the 2009 period. Approximately 77 percent of consolidated new awards for the three months ended March 31, 2009 were for projects located outside of the United States.

Consolidated backlog at March 31, 2009 was $29.1 billion compared to $31.5 billion at March 31, 2008.  The decline in backlog is primarily due to project cancellations and scope reductions in the Oil & Gas segment. As of March 31, 2009, approximately 53 percent of consolidated backlog relates to international projects. Although backlog reflects business which is considered to be firm, cancellations, scope adjustments or deferrals may occur.  Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

OIL & GAS

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2009	2008

Revenue	$3,369.6	$2,603.3
Segment profit	200.8	137.5

Revenue for the three months ended March 31, 2009 increased substantially compared to the corresponding period in 2008 as a result of higher project execution activities from the significant number of new projects awarded over the last few years. Segment profit and segment profit margin were both significantly improved in the current year period primarily as the result of the revenue growth and the net positive impact of certain favorable project completion adjustments, which were primarily due to the approval of change orders by clients.

New awards for the three months ended March 31, 2009 were $2.0 billion, compared to $4.3 billion for the first quarter of 2008. Current quarter awards included an expansion to an onshore production facility and a major refinery upgrade, with both projects in Russia. Backlog at March 31, 2009 decreased 20 percent to $16.3 billion compared to $20.4 billion at March 31, 2008. Cancellations and scope reductions totaling $3.5 billion were reflected in the March 31, 2009 backlog. These reductions in backlog included the cancellation of the construction portion of two hydrocracker projects located in the United States, the termination of engineering and construction for the utilities and offsites for a refinery project in Kuwait and reduced scope on a major refinery project in the United States.

The segment has been a participant in an expanding market that includes very large projects in diverse geographical locations, which are well suited to the company’s global execution and project management capabilities and strong financial position. However, the global credit crisis and falling oil prices have resulted in some clients reassessing their capital spending plans for 2009 and others delaying projects in an attempt to obtain lower capital costs. As such, there is some uncertainty as to the sustainability of the high growth and profit margins recently experienced by the segment. Both first quarter 2009 new awards and backlog were impacted by the current market conditions.

INDUSTRIAL & INFRASTRUCTURE

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2009	2008

Revenue	$1,176.5	$796.2
Segment profit	28.1	29.4

Revenue for the three months ended March 31, 2009 increased by 48 percent compared to the first quarter of 2008 due to broad-based growth across all business lines, particularly mining and metals which had a significant revenue component related to client furnished materials. Segment profit margin of 2.4 percent for the three months ended March 31, 2009 decreased from 3.7 percent for the three months ended March 31, 2008, primarily due to a higher volume of lower margin construction-related activities as a number of projects across all business lines progressed from engineering and front-end services into on-site execution.

New awards for the three months ended March 31, 2009 were $2.5 billion compared to $386 million for the first quarter of 2008. New awards in the first quarter of 2009 were primarily driven by a large award for an iron ore mining project in northwest Australia. Backlog increased to $8.1 billion at March 31, 2009 compared to $5.7 billion at March 31, 2008 as a result of large mining and infrastructure awards.

For future quarters, the segment could be impacted by the global credit crisis and falling commodity prices, as some clients, particularly in the mining and metals business line, are reassessing their capital spending programs. Projects originally expected to be awarded in 2009 could be delayed or canceled.

GOVERNMENT

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2009	2008

Revenue	$370.8	$279.7
Segment profit	27.7	7.7

Revenue for the three months ended March 31, 2009 increased 33 percent compared to the corresponding period in the prior year primarily due to the Savannah River Site Management and Operating Project in South Carolina (“Savannah River”), Logistics Augmentation Program (“LOGCAP IV”) task orders for the United States Army in Afghanistan and the Federal Emergency Management Agency (“FEMA”) Public Assistance Program task orders. Both the Savannah River and LOGCAP IV projects began subsequent to the first quarter of 2008. Segment profit for the three months ended March 31, 2009 was significantly improved compared to the three months ended March 31, 2008 primarily as the result of contributions from the Savannah River project, LOGCAP IV task orders and FEMA task orders.

New project awards for the three months ended March 31, 2009 were $243 million compared to $99 million for the 2008 period. New awards in the first quarter of 2009 included task order awards for LOGCAP IV and a six-month contract extension at the Hanford Environmental Management Project in Washington. Backlog at March 31, 2009 was $574 million, up marginally from $538 million at March 31, 2008.

GLOBAL SERVICES

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2009	2008

Revenue	$542.1	$706.2
Segment profit	55.5	53.5

Revenue decreased 23 percent for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to declining volumes of small capital work and delayed refinery turnarounds and shutdowns which impacted the operations and maintenance and equipment business lines. During the fourth quarter of 2008, Global Services began to be impacted by the current global economic downturn, particularly for natural resource prospects.  The drop in commodity prices has caused delays of work originally planned for late 2008 and 2009.

Segment profit margin increased from 7.6 percent for the first quarter of 2008 to 10.2 percent for the first quarter of 2009 primarily due to an increased mix of higher margin work and improved performance in the operations and maintenance and equipment business lines.

New awards for the three months ended March 31, 2009 were $276 million compared to $637 million for the same period in 2008. Current year new awards relate primarily to new scope or new site awards for existing clients. Backlog at March 31, 2009 was $2.3 billion compared to $2.6 billion at March 31, 2008. The decline in both new awards and backlog for the segment was attributable to the global recession.

Operations and maintenance activities that have yet to be performed comprise Global Services backlog.  The equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards. In recent years, Global Services has derived larger percentages of its revenue and segment profit from these non-backlog reporting business lines and from short-duration operations and maintenance activities. Therefore, Global Services revenue and profit increases may outpace backlog growth.

Total assets in the Global Services segment were $847 million at March 31, 2009 compared to $763 million at December 31, 2008. The increase in total assets corresponded to an increase in working capital to support the equipment and operations and maintenance business lines.

POWER

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2009	2008

Revenue	$338.9	$421.6
Segment profit	20.2	21.0

Revenue for the three months ended March 31, 2009 decreased 20 percent compared to the three months ended March 31, 2008 primarily due to the expected reduction in project execution activities on the Luminant Oak Grove coal-fired power project as it progresses closer to completion. Segment profit margin for the first quarter of 2009 improved compared to the first quarter of 2008 primarily due to a higher mix of higher margin engineering and front-end projects in the current quarter.

The Power segment has been impacted by delays in obtaining air permits for coal-fired power plants due to concerns over carbon emissions. In addition, power producers have been impacted by the global credit crisis and recession. New awards in the Power segment are typically large in amount, but occur on an irregular basis. New project awards in the first quarter of 2009 were $423 million compared to $290 million in the first quarter of 2008. The current quarter new awards included the Dominion Bear Garden gas-fired power project in Virginia. Backlog at March 31, 2009 was $1.9 billion compared to $2.2 billion at March 31, 2008.

Total assets in the Power segment increased to $174 million at March 31, 2009 from $130 million at December 31, 2008 due to additional working capital associated with project execution activities.

OTHER

Corporate administrative and general expense for the three months ended March 31, 2009 was $25.4 million, reflecting a 36 percent decrease from $39.5 million in the same period of 2008. This decrease is primarily due to reduced compensation cost and the impact of overhead reduction efforts in the current year period.

Net interest income of $4.6 million during the three month period ended March 31, 2009 compares with net interest income of $10.0 million during the corresponding period of 2008.  This decline is primarily due to the impact of lower interest rates on interest-bearing accounts, offset somewhat by higher balances in cash and marketable securities.

Income tax expense for the three months ended March 31, 2009 and 2008 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

As of March 31, 2009, the following are some of the more significant matters relating to completed and in progress projects that are in the dispute resolution process:

Infrastructure Joint Venture Project

London Connect Project

Embassy Projects

Conex International v. Fluor Enterprises, Inc.

Fluor Corporation v. Citadel Equity Fund Ltd.

Discussion of the status of these projects is included in Note 13 to the Condensed Consolidated Financial Statements.

FINANCIAL POSITION AND LIQUIDITY

During the three months ended March 31, 2009, cash provided by operating activities of $76.1 million resulted primarily from earnings sources. The company currently expects to fund approximately $70 million to $90 million into its defined benefit pension plans during 2009, which is expected to be in excess of the minimum funding required. Contributions of approximately $15 million were made by the company during the three months ended March 31, 2009. During the three months ended March 31, 2008, cash provided by operating activities of $213.8 million resulted primarily from earnings sources and increases in client advance billings.

Cash utilized by investing activities was $340.4 million in the first quarter of 2009 compared with $269.4 million in the 2008 comparison period. The company holds excess cash in bank deposits and marketable securities which are governed by the company’s investment policy, which focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include deposits placed with highly-rated banks, high quality short-term fixed income securities, money market funds which invest in U.S. Government-related securities, repurchase agreements that are fully collateralized by U.S. Government-related securities, medium-term fixed income securities and commercial paper. Capital expenditures of $53.1 million in the three months ended March 31, 2009 were level with the $58.8 million of capital expenditures during the 2008 period. Capital expenditures during the first quarter of 2009 consisted primarily of expenditures relating to equipment operations.

Cash flows from financing activities in the first quarter of 2009 included the repurchase of 1,766,700 shares of the company’s common stock for $60.1 million under its stock repurchase program. In the first quarter of 2008, the company’s Board of Directors authorized an increase in the quarterly dividend payable to $0.125 per share (split adjusted) from $0.10 per share (split adjusted). Declared dividends are typically paid during the month following the quarter in which they are declared. The payment and level of future cash dividends will be subject to the discretion of the company’s Board of Directors.

During the three months ended March 31, 2009, exchange rates for functional currencies for most of the company’s international operations remained relatively stable against the U.S. dollar, resulting in an insignificant unrealized translation loss that is reflected in the cumulative translation component of other comprehensive income. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses from these balances is considered nominal.

Liquidity is provided by cash generated from operations, advance billings on contracts in progress and access to financial markets. Client advances are reduced through use in project execution and, if not replaced by advances on new projects, the company’s cash position may be reduced.  While the impact of continued market volatility cannot be predicted, the company believes that for the next 12 months, its high cash balances, cash generated from operations and additional advance billings, along with unused credit capacity and the option to issue debt or equity securities, if required, is expected to be sufficient to fund operating requirements. The company’s conservative financial strategy and consistent performance continued to earn it strong credit ratings resulting in continued access to tighter financial markets. The company’s total debt to total capitalization (“debt-to-capital”) ratio, which is based on shareholders’ equity, at March 31, 2009 was 4.8 percent compared to 5.3 percent at December 31, 2008. As of March 31, 2009, the company was in compliance with all of the financial covenants related to its debt agreements.

In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts.  In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2008 and the Notes were therefore classified as short-term debt as of December 31, 2008. During the first quarter of 2009, the trigger price condition was not satisfied and the Notes have therefore been classified as long-term debt as of March 31, 2009, except for $2.1 million of Notes which were in the process of being converted. During the three months ended March 31, 2009, holders converted $10 million of the Notes in exchange for the principal balance owed in cash plus 56,934 shares of the company’s common stock. Although the Notes are not currently convertible, the company cannot estimate if the trigger price will be satisfied in future periods. In addition, if the trigger price is satisfied in a future period, the company does not know the timing or principal amount of the remaining Notes that may be presented for conversion. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

Off-Balance Sheet Arrangements

Guarantees, Insurance Arrangements and Variable Interest Entities

Guarantees The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $2.5 billion in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or performance and completion guarantees on engineering and construction contracts. At March 31, 2009, the company had $1.1 billion in letters of credit outstanding. The company has $121 million in credit lines for general purposes in addition to the amount above. The company also posts surety bonds as generally required by commercial terms, primarily to guarantee its performance on state and local government contracts.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.  As of March 31, 2009, no material changes to the amount of financial or performance guarantees outstanding have occurred since the filing of the company’s December 31, 2008 annual report on Form 10-K.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of March 31, 2009, there are no material guarantees outstanding.

Insurance Arrangements  The company utilizes a number of providers to meet its insurance and surety needs. The current financial crisis has not disrupted the company’s insurance or surety programs or limited its ability to access needed insurance or surety capacity.

Variable Interest Entities  In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. Applying the guidance of FASB Interpretation No. 46 (Revised) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), the company evaluates qualitative and quantitative information for each partnership or joint venture at inception to determine, first, whether the entity formed is a variable interest entity (“VIE”) and, second, if the company is the primary beneficiary and needs to consolidate the entity. Upon the occurrence of certain events outlined in FIN 46(R), the company reassesses its initial determination of whether the entity is a VIE and whether consolidation is still required.  As of March 31, 2009, there were no material changes to the company’s maximum exposure of loss as a result of its investments in unconsolidated VIEs or the carrying value of the assets and liabilities for consolidated VIEs as reported in its annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company utilizes derivative instruments to hedge exposures to foreign exchange rates and commodity prices to minimize the volatility of project cost. The company does not enter into derivative transactions for speculative or trading purposes. At March 31, 2009, the company had foreign exchange forward contracts of less than two years duration to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts was $124 million. At March 31, 2009 the company had commodity swap forward contracts of less than five years duration and a total gross notional amount of $84 million.

There have been no material changes to market risk in the first quarter of 2009. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2008 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended March 31,
(in millions)	2009	2008

Backlog – beginning of period	$33,245.3	$30,170.8
New awards	5,493.5	5,698.9
Adjustments and cancellations, net	(3,956.1)	192.6
Work performed	(5,650.9)	(4,604.3)

Backlog – end of period	$29,131.8	$31,458.0

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

For information on matters in dispute, see Note 13 to the Condensed Consolidated Financial Statements under Part I, Item 1.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended March 31, 2009 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (2)

January 1, 2009 – January 31, 2009	286	$41.04	N/A	8,270,800

February 1, 2009 – February 28, 2009	68,049	$39.61	N/A	8,270,800

March 1, 2009 – March 31, 2009	1,796,795	$34.01	1,766,700	6,504,100

Total	1,865,130	$34.21	1,766,700

(1)        Includes 98,430 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans and 1,766,700 shares of company stock repurchased and cancelled by the company during March 2009 under its stock repurchase program for total consideration of $60,156,345.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)                          The annual meeting of shareholders of Fluor Corporation was held on May 6, 2009.

(b)                         The four Class I directors elected at the annual meeting are Peter K. Barker, Alan L. Boeckmann, Vilma S. Martinez and Dean R. O’Hare. Continuing directors include three Class II directors, James T. Hackett, Kent Kresa and Peter S. Watson, and four Class III directors, Ilesanmi Adesida, Peter J. Fluor, Joseph W. Prueher and Suzanne H. Woolsey.

(c)                          The following four Class I directors were elected to serve a term of three years, ending at the 2012 annual meeting:

	For	Against	Abstain

Peter K. Barker	155,846,938	1,773,163	241,960
Alan L. Boeckmann	152,938,026	4,698,581	225,456
Vilma S. Martinez	147,067,961	10,533,094	261,007
Dean R. O’Hare	150,462,163	7,153,163	246,736

In addition, the shareholders approved the following proposal:

	For	Against	Abstain	Broker Non-Votes

Ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ended December 31, 2009	155,918,741	1,644,996	298,325	—

Item 6.            Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2008).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on August 6, 2008).

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

10.6	Directors’ Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).

10.7	Fluor Executives’ Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

10.8

Fluor Corporation Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).

10.9	Executive Severance Plan (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

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

10.21

Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed on February 25, 2009).

10.22	Retention Award granted to Stephen B. Dobbs on February 7, 2008 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed on February 25, 2009).

10.23	Retention Award granted to David T. Seaton on February 7, 2008 (incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K filed on February 25, 2009).

10.24	Form of Value Driver Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan.*

10.25	Form of Stock Option Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan.*

10.26	Form of Restricted Stock Unit Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan.*

10.27	Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan.*

31.1	Certification of Chief Executive Officer of Fluor Corporation.*

31.2	Certification of Chief Financial Officer of Fluor Corporation.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*  New exhibit filed with this report.

Attached as Exhibit  101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i)  the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2009 and 2008, (ii) the Condensed Consolidated Balance Sheet at March 31, 2009 and December 31, 2008, and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March  31, 2009 and 2008. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date: May 11, 2009	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date: May 11, 2009	/s/ Gary G. Smalley
Gary G. Smalley
Vice President and Controller