Form 10-Q
period 2009-06-30
FLUOR CORP
filed 2009-08-10
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 179,864,609 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

June 30, 2009

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

TOTAL REVENUE	$5,292,554	$5,773,570	$11,090,443	$10,580,551

TOTAL COST OF REVENUE
Cost of revenue	4,975,649	5,449,963	10,424,265	9,999,663
Gain on sale of joint venture interest	—	(79,209)	—	(79,209)

OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	42,003	61,711	67,418	101,231
Interest expense	2,488	5,489	5,071	10,685
Interest income	(5,836)	(17,720)	(13,061)	(32,931)

Total cost and expenses	5,014,304	5,420,234	10,483,693	9,999,439

EARNINGS BEFORE TAXES	278,250	353,336	606,750	581,112
INCOME TAX EXPENSE	101,911	135,459	209,124	218,896

NET EARNINGS	176,339	217,877	397,626	362,216

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7,069)	(9,920)	(23,557)	(17,553)

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$169,270	$207,957	$374,069	$344,663

EARNINGS PER SHARE
BASIC	$0.94	$1.17	$2.06	$1.94

DILUTED	$0.93	$1.12	$2.05	$1.86

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	179,054	176,268	179,686	175,983

DILUTED	181,198	184,341	181,201	183,532

DIVIDENDS DECLARED PER SHARE	$0.125	$0.125	$0.25	$0.25

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	June 30, 2009	December 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$1,181,894	$1,834,324
Marketable securities	927,091	273,570
Accounts and notes receivable, net	1,268,764	1,227,224
Contract work in progress	1,060,881	981,125
Deferred taxes	173,087	148,132
Other current assets	296,262	204,143

Total current assets	4,907,979	4,668,518

Marketable securities, noncurrent	216,501	22,884
Property, plant and equipment (net of accumulated depreciation of $761,894 and $696,306, respectively)	830,971	799,836
Investments and goodwill	305,321	279,134
Deferred taxes	365,461	386,613
Deferred compensation trusts	237,984	225,246
Other	43,683	41,346

	$6,907,900	$6,423,577

LIABILITIES AND EQUITY

Current liabilities
Trade accounts payable	$1,243,808	$1,164,556
Convertible senior notes	121,713	133,194
Advance billings on contracts	1,008,362	999,107
Accrued salaries, wages and benefits	558,968	607,702
Other accrued liabilities	357,456	257,667

Total current liabilities	3,290,307	3,162,226

Long-term debt due after one year	17,731	17,722
Noncurrent liabilities	539,819	520,445
Contingencies and commitments

Equity
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common – authorized 375,000,000 shares ($0.01 par value); issued and outstanding – 179,855,245 and 181,555,921 shares in 2009 and 2008, respectively	1,799	1,816
Additional paid-in capital	727,587	778,537
Accumulated other comprehensive loss	(309,926)	(356,969)
Retained earnings	2,576,599	2,247,938

Total shareholders’ equity	2,996,059	2,671,322

Noncontrolling interests	63,984	51,862

Total equity	3,060,043	2,723,184

	$6,907,900	$6,423,577

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(in thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$397,626	$362,216
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	88,633	78,527
Amortization of intangibles	637	890
Gain on sale of joint venture interest	—	(79,209)
Restricted stock and stock option amortization	16,842	18,040
Deferred compensation trust	(12,738)	19,533
Deferred compensation obligation	15,702	(16,134)
Taxes paid on vested restricted stock	(4,851)	(15,340)
Deferred taxes	(32,061)	1,380
Stock option tax benefit	784	(14,855)
Retirement plan accrual, net of contributions	20,042	5,007
Changes in operating assets and liabilities	(94,187)	330,764
Equity in earnings of investees, net of dividends	(11,466)	(5,989)
Other items	(5,010)	5,470

Cash provided by operating activities	379,953	690,300

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(120,593)	(127,097)
Purchases of marketable securities	(1,258,250)	(1,065,067)
Proceeds from maturities of marketable securities	423,826	722,123
Investments	(1,039)	(2,123)
Proceeds from disposal of property, plant and equipment	17,188	20,273
Proceeds from sale of joint venture interest	—	79,209
Other items	2,011	(1,248)

Cash utilized by investing activities	(936,857)	(373,930)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common shares	(61,259)	—
Dividends paid	(45,578)	(44,453)
Repayment of convertible debt	(11,865)	(5,105)
Distributions paid to noncontrolling interests	(14,138)	(8,722)
Capital contribution from noncontrolling interests	—	3,872
Stock option tax benefit	(784)	14,855
Stock options exercised	719	12,203
Other items	(1,393)	999

Cash utilized by financing activities	(134,298)	(26,351)

Effect of exchange rate changes on cash	38,772	20,420

(Decrease) increase in cash and cash equivalents	(652,430)	310,439

Cash and cash equivalents at beginning of period	1,834,324	1,175,144

Cash and cash equivalents at end of period	$1,181,894	$1,485,583

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)      The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2008 annual report on Form 10-K.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly its consolidated financial position at June 30, 2009 and its consolidated results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. Management adopted Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events” during the second quarter of 2009 and, accordingly, has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

Certain 2008 amounts have been reclassified to conform with the 2009 presentation.

(2)      Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management does not expect the adoption of this standard to have an impact on the company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates exceptions in FASB Interpretation No. 46 (Revised) “Consolidation of Variable Interest Entities” (“FIN 46(R)”) related to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. Management is currently evaluating the impact on the company’s financial position, results of operations and cash flows.

In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132(R)”) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The additional disclosure requirements under FSP SFAS 132(R)-1 include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Management is currently evaluating the impact on the company’s financial position, results of operations and cash flows.

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

During the first half of 2009, the company implemented several new accounting pronouncements that are discussed in the notes where applicable.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(3)      The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Net earnings	$176,339	$217,877	$397,626	$362,216
Unrealized gain on debt securities	230	—	29	—
Unrealized gain (loss) on derivative contracts(1)	3,502	—	(323)	—
Foreign currency translation adjustment(2)	48,004	2,195	43,096	11,327
Pension plan adjustment(3)	(3,249)	2,234	4,241	466

Comprehensive income	224,826	222,306	444,669	374,009

Comprehensive income attributable to noncontrolling interests	(7,069)	(9,920)	(23,557)	(17,553)

Comprehensive income attributable to Fluor Corporation	$217,757	$212,386	$421,112	$356,456

(1)	Net of deferred tax expense of $2.1 million and deferred tax benefit of $0.2 million during the three and six months ended June 30, 2009, respectively.

(2)

Net of deferred tax expense of $27.5 million and $25.9 million during the three and six months ended June 30, 2009, respectively, and deferred tax expense of $1.3 million and $8.4 million during the three and six months ended June 30, 2008, respectively.

(3)

Net of deferred tax benefit of $2.0 million and deferred tax expense $2.5 million during the three and six months ended June 30, 2009, respectively, and deferred tax expense of $1.3 million and $0.3 million during the three and six months ended June 30, 2008, respectively.

(4)      The effective tax rate, based on the company’s actual operating results for the three and six months ended June 30, 2009 was 36.6 percent and 34.5 percent, respectively, compared to 38.3 percent and 37.7 percent for the corresponding periods of 2008. The lower effective tax rate for the three and six month periods ending June 3, 2009 was due to the recognition of a deferred tax benefit associated with taxes on unremitted foreign earnings and increased earnings attributable to noncontrolling interests for which the taxes are not paid by the company.

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

(5)      Cash paid for interest was $6.4 million and $6.6 million for the six months ended June 30, 2009 and 2008, respectively. Income tax payments, net of receipts, were $237.6 million and $159.1 million during the six-month periods ended June 30, 2009 and 2008, respectively.

(6)       In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. The company’s restricted stock units and restricted stock awards are considered participating securities since the share-based awards contain a nonforfeitable right to dividends irrespective of whether the awards ultimately vest. FSP EITF 03-6-1 requires that the two-class method of computing basic EPS be applied. Under the two-class method, the company’s stock options are not considered to be participating securities. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and was adopted by the company during the first quarter of 2009. There was no impact of significance on basic or diluted EPS as a result of the adoption of FSP EITF 03-6-1.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The calculation of the basic and diluted EPS for the three and six months ended June 30, 2009 and 2008 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Basic EPS:
Net earnings attributable to Fluor Corporation	$169,270	$207,957	$374,069	$344,663
Amount allocable to common shareholders	99.05%	99.09%	99.11%	99.05%

Net earnings allocable to common shareholders	$167,662	$206,065	$370,740	$341,389
Weighted average common shares outstanding	179,054	176,268	179,686	175,983

Basic earnings per share	$0.94	$1.17	$2.06	$1.94

Diluted EPS:
Net earnings allocable to common shareholders	$167,662	$206,065	$370,740	$341,389

Weighted average common shares outstanding	179,054	176,268	179,686	175,983

Diluted effect:
Employee stock options	146	471	85	433
Conversion equivalent of dilutive convertible debt	1,998	7,602	1,430	7,116
Weighted average diluted shares outstanding	181,198	184,341	181,201	183,532

Diluted earnings per share	$0.93	$1.12	$2.05	$1.86

Anti-dilutive securities not included above	537	—	1,186	80

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2009	2008	2009	2008

Numerator:
Weighted average participating common shares	179,054	176,268	179,686	175,983

Denominator:
Weighted average participating common shares	179,054	176,268	179,686	175,983
Add: Weighted average restricted shares and units	1,711	1,617	1,615	1,695
Weighted average participating shares	180,765	177,885	181,301	177,678

Portion allocable to common shareholders	99.05%	99.09%	99.11%	99.05%

(7)      In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for interim reporting periods ending after June 15, 2009. The company adopted this standard during the second quarter of 2009. The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material impact on the company’s financial position, results of operations or cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The estimated fair values of the company’s financial instruments that are not measured at fair value on a recurring basis are as follows as of June 30, 2009:

(in thousands)	Carrying Value		Fair Value

Assets:
Cash and cash equivalents	$990,178	(1)	$990,178
Marketable securities	830,602	(2)	830,602
Notes receivable, including noncurrent portion	32,611		32,611

Liabilities:
1.5% Convertible Senior Notes	$121,713		$220,970
5.625% Municipal Bonds	17,731		18,208

(1)	Consists of bank deposits with maturities of 90 days or less.

(2)	Consists of held-to-maturity time deposits with maturities greater than 90 days.

Fair values were determined as follows:

•	The carrying amounts of cash and cash equivalents, marketable securities and short-term notes receivable approximate fair value because of the short-term maturity of these instruments.

•	Long-term notes receivable are estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

•	The fair value of debt obligations is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same maturities.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, “Fair Value Measurements,” the company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009:

		Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
Cash and cash equivalents	$191,716	$184,717	(1)	$6,999	(2)	$—

Marketable securities	$96,489	$—		$96,489	(2)	$—

Deferred compensation trusts	$53,350	$53,350	(1)	$—		$—

Marketable securities, noncurrent	$216,501	$—		$216,501	(3)	$—

Derivative assets(4)
Commodity swap forward contracts	$1,690	$—		$1,690		$—
Foreign currency contracts	145	—		145		—

Liabilities:
Derivative liabilities(4)
Commodity swap forward contracts	$7,720	$—		$7,720		$—
Foreign currency contracts	1,687	—		1,687		—

(1)

Consists of registered money market funds valued at fair value, which represents the net asset value of the shares of such funds as of the close of business at the end of the period. The fair value is not materially different from the cost basis.

(2)

Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities and commercial paper which are valued at the last reported sale price on the last business day at the end of the period. Securities not traded on the last business day are valued at the last reported bid price. The fair value is not materially different from the cost basis.

(3)

Consists of investments in U.S. agency securities, U.S. Treasury securities and corporate debt securities with maturities ranging from one to five years. The fair value is not materially different from the cost basis.

(4)

See Note 8 for the classification of commodity swap forward contracts and foreign currency contracts on the Condensed Consolidated Balance Sheet. Foreign currency contracts are estimated by obtaining quotes from brokers. Commodity swap forward contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

The company had the following available-for-sale securities included in the table above: money market funds of $238 million, U.S. agency securities of $144 million, U.S. Treasury securities of $63 million, corporate debt securities of $99 million and commercial paper of $14 million. As of December 31, 2008, available-for-sale securities consisted of $376 million in money market funds and $41 million in debt securities, of which no individual debt security type was material.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

FSP SFAS 157-4 was effective for interim reporting periods ending after June 15, 2009. The company adopted this standard during the second quarter of 2009. The adoption of FSP SFAS 157-4 did not have a material impact on the company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and SFAS 124-2 provides guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. FSP SFAS 115-2 and SFAS 124-2 also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. This FSP was effective for interim reporting periods ending after June 15, 2009. The company adopted this standard during the second quarter of 2009. The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on the company’s financial position, results of operations or cash flows.

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

The company mitigates certain financial exposures, including currency and commodity price risk associated with engineering and construction contracts by utilizing derivative instruments. These instruments are designated as either fair value or cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The company formally documents its hedge relationships at the inception of the agreements, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. The fair value of all derivative instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the derivative instrument is offset against the change in the fair value of the underlying asset through earnings. The effective portion of the contracts’ gains or losses due to changes in fair value, associated with the cash flow hedges, are initially recorded as a component of accumulated other comprehensive income (loss) (“OCI”) and are subsequently reclassified into earnings when the hedged items settle. Any ineffective portion of a derivative’s change in fair value is recognized in earnings immediately. The company does not enter into derivative transactions for speculative or trading purposes.

At June 30, 2009, the company had total gross notional amounts of $127 million of foreign exchange forward contracts and $82 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations. The foreign exchange forward contracts are of varying duration, none of which extend beyond April 2011. The commodity swap forward contracts are of varying duration, none of which extend beyond 4 years. All existing hedges are determined to be highly effective. As a result, the impact to earnings due to hedge ineffectiveness was immaterial for the three and six months ended June 30, 2009 and 2008, respectively.

The fair values of derivatives designated as hedging instruments under SFAS 133 as of June 30, 2009 were as follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity swap forward contracts	Other current assets	$471	Other accrued liabilities	$4,008
Foreign currency contracts	Other current assets	80	Other accrued liabilities	1,436
Commodity swap forward contracts	Other assets	1,219	Noncurrent liabilities	3,712
Foreign currency contracts	Other assets	65	Noncurrent liabilities	251

Total derivatives		$1,835		$9,407

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The effect of derivative instruments on the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2009 was as follows:

		Amount of Gain (Loss) Recognized in Earnings
SFAS 133 Fair Value Hedges (in thousands)	Location of Gain (Loss) Recognized in Earnings	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Foreign currency contracts	Total cost of revenue	$(3,262)	$(3,426)
Foreign currency contracts	Corporate administrative and general expense	5,153	6,682

Total		$1,891	$3,256

	Amount of Gain (Loss)			Amount of Loss Reclassified from Accumulated OCI
	Recognized in OCI		Location of Loss	into Earnings
SFAS 133 Cash Flow Hedges (in thousands)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Reclassified from Accumulated OCI into Earnings	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Commodity swap forward contracts	$2,607	$(61)	Total cost of revenue	$(1,286)	$(1,447)
Foreign currency contracts	(391)	(1,709)	—	—	—

Total	$2,216	$(1,770)		$(1,286)	$(1,447)

(9)      Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Service cost	$11,588	$9,669	$23,032	$19,300
Interest cost	15,869	15,791	31,300	31,412
Expected return on assets	(17,197)	(19,923)	(33,938)	(39,664)
Amortization of prior service cost	3	3	5	5
Recognized net actuarial loss	9,162	3,319	18,159	6,604

Net periodic pension expense	$19,425	$8,859	$38,558	$17,657

The company currently expects to fund approximately $70 million to $90 million into its defined benefit pension plans during 2009, which is expected to be in excess of the minimum funding required. During the six months ended June 30, 2009, contributions of approximately $19 million were made by the company.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Service cost	$—	$—	$—	$—
Interest cost	348	350	696	700
Expected return on assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	197	352	394	704

Net periodic postretirement benefit cost	$545	$702	$1,090	$1,404

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(10)    In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts.  In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash.  Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2008 and second quarter of 2009 and the Notes were therefore classified as short-term debt. During the six months ended June 30, 2009, holders converted $12 million of the Notes in exchange for the principal balance owed in cash plus 75,997 shares of the company’s common stock.

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

As a result of the adoption of FSP APB 14-1, the company recognized a cumulative-effect adjustment consisting of an increase to additional paid-in capital of $24.4 million, net of deferred taxes of $0.2 million, and a reduction of debt of $0.4 million for the equity component of the Notes. The December 31, 2008 balance of retained earnings was reduced by $24.2 million. Additionally, interest expense increased by $0.4 million for the six months ended June 30, 2009, and $2.0 million and $4.1 million for the three and six months ended June 30, 2008, respectively. The increase to interest expense resulted in a tax benefit of $0.2 million for the six months ended June 30, 2009, and $0.8 million and $1.6 million for the three and six months ended June 30, 2008, respectively. There was no debt discount amortization for the three months ended June 30, 2009. Net earnings attributable to Fluor Corporation for the three and six months ended June 30, 2009 were increased by $1.6 million (less than $0.01 per share) and $1.4 million (less than $0.01 per share), respectively. Net earnings attributable to Fluor Corporation for three and six months ended June 30, 2008 were reduced by $1.3 million (less than $0.01 per share) and $2.6 million ($0.01 per share), respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents information related to the liability and equity components of the Notes:

(in thousands)	June 30, 2009	December 31, 2008

Carrying value of the equity component	$22,815	$24,448

Principal amount of the liability component	$121,713	$133,578
Less: Unamortized discount of the liability component	—	384
Carrying value of the liability component	$121,713	$133,194

The Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 35.9104 shares per each $1,000 principal amount of Notes, subject to adjustment as described in the indenture. Interest expense for the three and six months ended June 30, 2009 includes original coupon interest of $0.5 million and $1.0 million, respectively. Interest expense for the six months ended June 30, 2009 includes debt discount amortization of $0.4 million.  There was no debt discount amortization for the three months ended June 30, 2009. Interest expense for the three and six months ended June 30, 2008 includes original coupon interest of $1.5 million and $3.0 million, respectively and debt discount amortization of $2.0 million and $4.1 million, respectively. Therefore, the incremental impact on interest expense relates to the debt discount amortization. The tax effect and per share amounts for the incremental impact are disclosed above. The effective interest rate on the liability component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized. The if-converted value of $224 million is in excess of the principal value as of June 30, 2009.

As of June 30, 2009, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)    The company’s director and executive stock plans are described, and informational disclosures are provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2008. Restricted stock units and restricted stock awards of 622,653 and 434,201 were granted in the six months ended June 30, 2009 and 2008, respectively, at weighted-average per share prices of $30.81 and $66.01, respectively. The awards for 2009 and 2008 vest ratably over three years. During the first half of 2009 and 2008, options for the purchase of 888,567 shares at a weighted average price of $30.65 per share and 548,538 shares at a weighted average price of $68.41 per share, respectively, were awarded. The option awards for 2009 and 2008 vest ratably over three years. The option awards expire ten years after the grant date.

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

As a result of the adoption of SFAS 160, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and six months ended June 30, 2009, earnings attributable to noncontrolling interests was $7.6 million and $24.6 million, respectively, and the related tax effect was $0.5 million and $1.1 million, respectively. For the three and six months ended June 30, 2008, earnings attributable to noncontrolling interests of $10.4 million and $18.6 million, respectively, and the related tax effects of $0.5 million and $1.0 million, respectively, were reclassified from total cost of revenue and income tax expense, respectively, to net earnings attributable to noncontrolling interest.  Distributions paid to noncontrolling interests were $7.5 million and $14.1 million for the three and six months ended June 30, 2009, respectively, and $7.8 million and $8.7 million for the three and six months ended June 30, 2008, respectively. Capital contributions from noncontrolling interests were $3.9 million for the six months ended June 30, 2008.

(13)    The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $193 million and $202 million at June 30, 2009 and December 31, 2008, respectively, and are primarily included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of June 30, 2009, several matters are in the litigation and dispute resolution process.  The following discussion provides a background and current status of these matters:

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

As of June 30, 2009, the company has recognized in cost and revenue its $52 million proportionate share of $104 million of cost relating to claims recognized by the joint venture. Total claims-related costs incurred, as well as claims submitted to the client by the joint venture, are in excess of the $104 million of recognized cost. As of June 30, 2009, the client had withheld liquidated damages totaling $51 million from amounts otherwise due the joint venture and has asserted additional claims against the joint venture. The company believes that the claims against the joint venture are without merit and that amounts withheld will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue for its $25.5 million proportionate share of the withheld liquidated damages. In addition, the client has drawn down $14.8 million against letters of credit provided by the company and its joint venture partner. The company believes that the amounts drawn down against the letters of credit will ultimately be recovered by the joint venture and, as such, has not reserved for the possible non-recovery of the company’s $7.4 million proportionate share.

The project opened to traffic in November 2007 and the joint venture’s work is expected to be completed in the summer of 2009.

London Connect Project

The company is involved in dispute resolution proceedings in connection with its London Connect Project, a $500 million lump-sum project to design and install a telecommunications network that allows transmission and reception throughout the London Underground system. In February 2005, the company sought relief through arbitration proceedings for two issues.

First, the company is seeking relief for the overall delay and disruption to the project. An interim decision from the arbitrator was received in December 2006 for the claim that relates to the contract time period of 2001 through 2003. Each party filed appeals relating to certain aspects of the decision which were denied. Reflecting the interim decision for 2001 through 2003, the company has recognized an aggregate of $108 million in claims revenue relating to incurred cost attributed to the delay and disruption claims that are the subject of the dispute resolution proceedings, reduced for settlement amounts. Total claims-related cost incurred to date and the value of the claims submitted or identified exceed the amount recorded in claims revenue. In addition, the client withheld $54 million representing the company’s share of liquidated damages, a substantial portion of which has been reserved for possible non-collection. Arbitration hearings have been completed for delay and disruption for the 2004 through 2005 time period on an interim basis and the company is awaiting a decision from the arbitration panel.

The second issue concerns the responsibility for enabling the various train stock to accept the new telecommunication network equipment.  The hearings on this issue have concluded and resulted in sustaining the company’s position that it did not have any responsibility for cost associated with this portion of the work under the contract.

The company filed an omnibus arbitration demand for final relief in the first quarter of 2009 and continues to explore resolution with the client.  The omnibus arbitration seeks payment of all amounts owed by the client, as well as the resolution of any new claims through project completion of both of the above issues.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Embassy Projects

The company has performed work on 11 embassy projects over the last five years for the United States Department of State under fixed-price contracts. These projects were adversely impacted by higher cost due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased cost to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of June 30, 2009, all embassy projects were complete, with some warranty items still pending.

As of June 30, 2009, aggregate cost totaling $33 million relating to claims on two of the embassy projects had been recognized in revenue. Total claims-related cost incurred to date, along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue. As the first formal step in dispute resolution, all claims have been certified in accordance with federal contracting requirements. The company continues to periodically evaluate its position with respect to these claims.

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

Fluor Corporation v. Citadel Equity Fund Ltd.

Citadel Equity Fund Ltd., a hedge fund and former investor in the company’s 1.5 percent Convertible Senior Notes (the “Notes”), and the company are disputing the calculation of the number of shares of the company’s common stock that were due to Citadel upon conversion of approximately $58 million of Notes.  Citadel argues that it is entitled to an additional $28 million in value under its proposed calculation method.  The company believes that the payout given to Citadel was proper and correct and that Citadel’s claims are without merit.  The company’s loss could range from zero to $28 million plus interest, fees and costs.  The company is vigorously defending its position and, based upon the present status of this matter, does not believe a loss will be incurred.

(14)    In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Performance guarantees outstanding as of June 30, 2009 amounted to $3.1 billion. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

parties, such as owners, co-venturers, subcontractors or vendors for claims.  As of June 30, 2009, no material changes to the amount of financial guarantees outstanding have occurred since the filing of the company’s December 31, 2008 annual report on Form 10-K.

Financial guarantees, provided in the ordinary course of business to clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of June 30, 2009, there were no material guarantees outstanding.

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

As of June 30, 2009 the company had a number of entities that were determined to be VIEs, with the majority not meeting the consolidation requirements of FIN 46(R). Most of the unconsolidated VIEs are proportionately consolidated, though the equity and cost methods of accounting for the investments are also used, depending on the company’s respective participation rights, amount of influence in the VIE and other factors. The aggregate investment carrying value of the unconsolidated VIEs was $126 million at June 30, 2009 and was classified under “Investments and goodwill” in the Condensed Consolidated Balance Sheet. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments.  Future funding commitments at June 30, 2009 for the unconsolidated VIEs were $23 million.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In some cases, the company is required to consolidate VIEs. The carrying value of the assets and liabilities for consolidated VIEs at June 30, 2009 was $553 million and $460 million, respectively.

None of the VIEs are individually material to the company’s results of operations, financial position or cash flows.  As of June 30, 2009, there were no material changes to the VIEs reported in the company’s annual report on Form 10-K.

(16)    Operating information by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
External Revenue (in millions)	2009	2008	2009	2008

Oil & Gas	$3,028.3	$3,342.2	$6,397.8	$5,945.5
Industrial & Infrastructure	998.2	912.5	2,174.7	1,708.7
Government	478.9	300.4	849.7	580.1
Global Services	452.3	696.1	994.4	1,402.3
Power	334.9	522.4	673.8	944.0

Total external revenue	$5,292.6	$5,773.6	$11,090.4	$10,580.6

	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (in millions)	2009	2008	2009	2008

Oil & Gas	$180.8	$169.0	$381.6	$306.5
Industrial & Infrastructure	34.1	121.4	62.2	150.8
Government	33.5	11.1	61.2	18.8
Global Services	34.1	66.1	89.6	119.6
Power	26.8	24.8	47.0	45.8

Total segment profit	$309.3	$392.4	$641.6	$641.5

Segment profit for the Industrial & Infrastructure segment for the three and six months ended June 30, 2008 included a pre-tax gain of $79.2 million from the sale of a joint venture interest in a wind power project in the United Kingdom.

A reconciliation of the segment information to consolidated amounts is as follows:

Reconciliation of Segment Profit to Earnings Before	Three Months Ended June 30,		Six Months Ended June 30,
Taxes (in millions)	2009	2008	2009	2008

Total segment profit	$309.3	$392.4	$641.6	$641.5
Corporate administrative and general expense	(42.0)	(61.7)	(67.4)	(101.2)
Interest income, net	3.4	12.2	8.0	22.2
Earnings attributable to noncontrolling interests	7.6	10.4	24.6	18.6

Earnings before taxes	$278.3	$353.3	$606.8	$581.1

Total assets in the Industrial & Infrastructure segment increased to $636 million at June 30, 2009 from $536 million at December 31, 2008 primarily due to the increased level of project execution activities. Total assets in the Government segment were $425 million at June 30, 2009 compared to $326 million at December 31, 2008. The increase in total assets corresponded to an increase in working capital to support project execution activities. Total assets in the Global Services segment increased to

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

$843 million at June 30, 2009 from $763 million at December 31, 2008, primarily as the result of an increase in working capital to support the equipment business line. Total assets in the Power segment increased to $176 million at June 30, 2009 from $130 million at December 31, 2008 due to additional working capital associated with project execution activities.

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

Additional information concerning these and other factors can be found in our press releases as well as our periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. Risk Factors” in this Form

10-Q as well as the company’s Form 10-K filed February 25, 2009. These filings are available publicly on the SEC’s website at http://www.sec.gov, on Fluor’s website at http://investor.fluor.com or upon request from Fluor’s Investor Relations Department at (469) 398-7220. Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Consolidated revenue for the three months ended June 30, 2009 was $5.3 billion, reflecting a 8 percent decrease when compared to the corresponding three months in 2008, as the result of reduced revenue contributions from the Oil & Gas, Global Services and Power segments.  Consolidated revenue for the six months ended June 30, 2009 increased 5 percent to $11.1 billion compared to $10.6 billion for the first six months of the prior year, driven by revenue increases in the Oil & Gas, Industrial & Infrastructure and Government segments.

Net earnings attributable to Fluor Corporation were $169 million, or $0.93 per diluted share, and $374 million, or $2.05 per diluted share, for the three and six months ended June 30, 2009, compared to net earnings attributable to Fluor Corporation of $208 million, or $1.12 per diluted share, and $345 million or $1.86 per diluted share for the corresponding periods of 2008.  The decrease in net earnings attributable to Fluor Corporation for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily because the results for the 2008 period included a pre-tax gain of $79.2 million from the sale of a joint venture interest in a wind power project in the United Kingdom. The increase in net earnings attributable to Fluor Corporation for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008 was primarily due to higher contributions associated with project execution activities in the Oil & Gas and Government segments. The magnitude of this increase was reduced by the pre-tax gain of $79.2 million from the sale of the United Kingdom joint venture interest in the second quarter of 2008. The global recession continues to impact the near-term capital investment plans of many of the company’s clients across all of the company’s segments except Government.

The effective tax rate, based on the company’s actual operating results for the three and six months ended June 30, 2009 was 36.6 percent and 34.5 percent, respectively compared to 38.3 percent and 37.7 percent for the corresponding periods of 2008. The lower effective tax rate for the three and six month periods ending June 30, 2009 was primarily attributable to the recognition of a deferred tax benefit associated with taxes on unremitted foreign earnings and increased earnings attributable to noncontrolling interests for which the taxes are not paid by the company.

Consolidated new awards for the three and six months ended June 30, 2009 were $6.8 billion and $12.3 billion, respectively, compared to new awards of $6.4 billion and $12.1 billion for the three and six months ended June 30, 2008. The Oil & Gas and Industrial & Infrastructure segments were the major contributors to the new award activity in the 2009 periods. Approximately 75 percent of consolidated new awards for the six months ended June 30, 2009 were for projects located outside of the United States.

Consolidated backlog at June 30, 2009 was $30.9 billion compared to $33.0 billion at June 30, 2008. The decline in backlog is primarily due to project cancellations and scope reductions in the Oil & Gas segment in the first quarter of 2009. As of June 30, 2009, approximately 59 percent of consolidated backlog relates to international projects. Although backlog reflects business which is considered to be firm, cancellations, scope adjustments or deferrals may occur.  Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

OIL & GAS

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Revenue	$3,028.3	$3,342.2	$6,397.8	$5,945.5
Segment profit	180.8	169.0	381.6	306.5

Revenue for the three months ended June 30, 2009 decreased 9 percent when compared to the same quarter in the prior year due to reduced project execution activities as a number of large projects progress toward completion. Revenue for the six months ended June 30, 2009 increased by 8 percent when compared to the first six months of 2008, reflecting growth from the significant number of new projects awarded over the last few years.

Segment profit for the three months ended June 30, 2009 increased 7 percent compared to the second quarter of 2008 even though revenue declined. Segment profit for the six months ended June 30, 2009 increased 25 percent and outpaced revenue growth when compared to the corresponding period of the prior year. The increase in segment profit in the 2009 periods is primarily attributable to the net positive impact of forecast adjustments for certain projects that are nearing completion, which were primarily due to the approval of change orders and successful resolution of disputed items.

New awards for the three months ended June 30, 2009 were $2.9 billion, compared to $3.0 billion for the corresponding period of 2008. Current quarter awards included a major Canadian oil sands project. Backlog at June 30, 2009 decreased 25 percent to $15.8 billion compared to $20.9 billion at June 30, 2008. The decrease in backlog is primarily the result of cancellations and scope reductions of certain projects in the first quarter of 2009.

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

INDUSTRIAL & INFRASTRUCTURE

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Revenue	$998.2	$912.5	$2,174.7	$1,708.7
Segment profit	34.1	121.4	62.2	150.8

Revenue for the three months ended June 30, 2009 increased 9 percent compared to the three months ended June 30, 2008 as a result of growth in the infrastructure and manufacturing and life sciences business lines.  Revenue for the six months ended June 30, 2009 increased 27 percent over the respective prior year period due to growth across all business lines.

Segment profit for the three and six months ended June 30, 2009 was lower than the segment profit for the corresponding periods of the prior year primarily because the results for the 2008 periods included a pre-tax gain of $79.2 million from the sale of a joint venture interest in a wind power project in the United Kingdom. In addition, the current periods were impacted by lower margins for certain projects in the mining and metals and manufacturing and life sciences business lines due to a higher content of construction activity, which generally carries lower margins.

New awards for the three months ended June 30, 2009 were $2.2 billion compared to $2.4 billion for the 2008 comparison period.  New awards for the six months ended June 30, 2009 were $4.8 billion compared to $2.8 billion for the corresponding period of 2008.  The increase in new awards for the six month period is attributable to substantial bookings in the mining and metals business line.  Backlog increased to $9.8 billion at June 30, 2009 compared to $7.1 billion at June 30, 2008.  The increase is primarily attributable to awards in the mining and metals business line during 2009.

For future quarters, the segment could be impacted by the global credit crisis and falling commodity prices, as some clients are reassessing their capital spending programs. Projects originally expected to be awarded in 2009 could be delayed or canceled.

Total assets in the segment increased to $636 million at June 30, 2009 from $536 million at December 31, 2008 primarily due to the increased level of project execution activities.

GOVERNMENT

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Revenue	$478.9	$300.4	$849.7	$580.1
Segment profit	33.5	11.1	61.2	18.8

Revenue for the three and six months ended June 30, 2009 increased 59 percent and 46 percent, respectively, compared to the corresponding periods in 2008 primarily as the result of the Savannah River Site Management and Operating Project in South Carolina (“Savannah River”), Logistics Augmentation Program (“LOGCAP IV”) task orders for the United States Army in Afghanistan and the Federal Emergency Management Agency (“FEMA”) Public Assistance Program task orders. The higher revenue in the 2009 periods is offset somewhat by reduced volume at the Hanford Environmental Management Project in Washington.

Segment profit for the three and six months ended June 30, 2009 was significantly higher compared to the three and six months ended June 30, 2008 primarily due to the contributions from the LOGCAP IV task orders, FEMA task orders and a favorable outcome of $15.3 million related to requests for equitable adjustment on a fixed-price contract at the Bagram Air Base in Afghanistan.

New project awards for the three months ended June 30, 2009 were $866 million compared to $87 million for the 2008 period. Current quarter awards included multi-year funding at Savannah River related to the American Recovery and Reinvestment Act (ARRA), LOGCAP IV task orders and FEMA Public Assistance task orders. At the end of the second quarter of 2009, the company was notified that it had won the LOGCAP IV competition for northern Afghanistan, with a total contract value of potentially more than $7.5 billion over the next five years. New awards under the contract will be recognized as specific task orders are incrementally funded. Backlog of $974 million at June 30, 2009 increased significantly compared to June 30, 2008 backlog of $316 million, primarily due to the multi-year ARRA funding at Savannah River.

Total assets in the Government segment were $425 million at June 30, 2009 compared to $326 million at December 31, 2008. The increase in total assets corresponded to an increase in working capital to support project execution activities.

GLOBAL SERVICES

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Revenue	$452.3	$696.1	$994.4	$1,402.3
Segment profit	34.1	66.1	89.6	119.6

Revenue and segment profit decreased during the three and six months ended June 30, 2009 compared to the same periods in 2008, primarily due to declining volumes of capital work and continued delay of refinery turnarounds and shutdowns which impacted the operations and maintenance business line. Global Services began to be impacted by the global recession during the fourth quarter of 2008, particularly for natural resource prospects. The drop in commodity prices and the overall economic environment have caused delays of work originally planned for late 2008 and 2009.

Segment profit margin decreased from 9.5 percent for the second quarter of 2008 to 7.5 percent for the second quarter of 2009 primarily due to delayed work in the operations and maintenance business line. Segment profit margin for the six months ended June 30, 2009 increased slightly compared to the same period in 2008, driven by results in the equipment business line.

New awards for the three months ended June 30, 2009 were $533 million compared to $673 million for the same period in 2008. The decrease is the result of significantly lower renewals from existing clients in 2009. Backlog at June 30, 2009 was $2.6 billion, down slightly from $2.7 billion at June 30, 2008. The decline in both new awards and backlog for the segment was attributable to the global recession.

Operations and maintenance activities that have yet to be performed comprise Global Services backlog. The equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards. In recent years, Global Services has derived larger percentages of its revenue and segment profit from short-duration operations and maintenance activities and from these non-backlog reporting business lines.

Total assets in the Global Services segment increased to $843 million at June 30, 2009 from $763 million at December 31, 2008, primarily as the result of an increase in working capital to support the equipment business line.

POWER

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Revenue	$334.9	$522.4	$673.8	$944.0
Segment profit	26.8	24.8	47.0	45.8

Revenue for the three and six months ended June 30, 2009 decreased 36 percent and 29 percent, respectively, compared to the three and six months ended June 30, 2008 primarily due to the expected reduction in project execution activities on the Luminant Oak Grove coal-fired power project that is progressing closer to completion. Segment profit margin for the three and six months ended June 30, 2009 improved compared to the corresponding periods of 2008 primarily due to a greater mix of higher margin engineering and front-end projects and project completion adjustments for two emissions control programs.

The Power segment has been impacted by delays in obtaining air permits for coal-fired power plants due to concerns over carbon emissions. In addition, power producers have been impacted by the global credit crisis and recession. New awards in the Power segment are typically large in amount, but occur on an irregular basis. New project awards in the second quarter of 2009 were $192 million compared to $206 million in the second quarter of 2008. Backlog at June 30, 2009 was $1.8 billion compared to $1.9 billion at June 30, 2008.

Total assets in the Power segment increased to $176 million at June 30, 2009 from $130 million at December 31, 2008 due to additional working capital associated with project execution activities.

OTHER

Corporate administrative and general expense for the three and six months ended June 30, 2009 was $42.0 million and $67.4 million, respectively, reflecting a 32 percent and 33 percent decrease from $61.7 million and $101.2 million in the same periods of 2008. This decrease is primarily due to reduced compensation cost and the impact of overhead reduction efforts in the current year periods.

Net interest income of $3.4 million and $8.0 million during the three and six month periods ended June 30, 2009 decreased from net interest income of $12.2 million and $22.2 million during the corresponding periods of 2008. This decline is primarily due to the impact of lower interest rates on interest-bearing accounts, offset somewhat by higher balances in cash and marketable securities, with some of the latter being long-term.

Income tax expense for the three and six months ended June 30, 2009 and 2008 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

As of June 30, 2009, the following are some of the more significant matters relating to completed and in progress projects that are in the dispute resolution process:

Infrastructure Joint Venture Project

London Connect Project

Embassy Projects

Conex International v. Fluor Enterprises, Inc.

Fluor Corporation v. Citadel Equity Fund Ltd.

Discussion of the status of these projects is included in Note 13 to the Condensed Consolidated Financial Statements.

FINANCIAL POSITION AND LIQUIDITY

During the six months ended June 30, 2009, cash provided by operating activities of $380.0 million resulted primarily from earnings sources. The company currently expects to fund approximately $70 million to $90 million into its defined benefit pension plans during 2009, which is expected to be in excess of the minimum funding required. Contributions of approximately $19 million were made by the company during the six months ended June 30, 2009. During the six months ended June 30, 2008, cash provided by operating activities of $690.3 million resulted primarily from earnings sources and increases in client advance billings.

Cash utilized by investing activities was $936.9 million in the first half of 2009 compared with $373.9 million in the 2008 comparison period as the company increased its investments in marketable securities. The company holds excess cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include deposits placed with highly-rated banks, high quality short-term fixed income securities, money market funds which invest in U.S. Government-related securities, repurchase agreements that are fully collateralized by U.S. Government-related securities, medium-term fixed income securities and commercial paper. Investing activities during 2008 include proceeds of $79 million from the sale of a joint venture interest in a wind power project in the United Kingdom. Capital expenditures of $120.6 million in the six months ended June 30, 2009 were level with the $127.1 million of capital expenditures during the 2008 period. Capital expenditures during the first half of 2009 consisted primarily of expenditures relating to equipment operations.

Cash flows from financing activities in the first half of 2009 included the repurchase of 1,800,000 shares of the company’s common stock for $61.3 million under its stock repurchase program. In the first quarter of 2008, the company’s Board of Directors authorized an increase in the quarterly dividend payable to $0.125 per share (split adjusted) from $0.10 per share (split adjusted). Declared dividends are typically paid during the month following the quarter in which they are declared. The payment and level of future cash dividends will be subject to the discretion of the company’s Board of Directors.

During the six months ended June 30, 2009, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar, resulting in an unrealized translation gain that is reflected in the cumulative translation component of other comprehensive income. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses from these balances is considered nominal.

Liquidity is provided by cash generated from operations, advance billings on contracts in progress and access to financial markets. Client advances are reduced through project execution and, if not replaced by advances on new projects, the company’s cash position may be reduced.  While the impact of continued market volatility cannot be predicted, the company believes that for the next 12 months, its current cash and marketable security balances, cash generated from operations and additional advance billings, along with unused credit capacity and the option to issue debt or equity securities, if required, is expected to be sufficient to fund operating requirements. The company’s conservative financial strategy and consistent operating performance have earned it strong credit ratings resulting in continued access to the financial markets. The company’s total debt to total capitalization (“debt-to-capital”) ratio, which is based on shareholders’ equity, at June 30, 2009 was 4.4 percent compared to 5.3 percent at December 31, 2008. As of June 30, 2009, the company was in compliance with all of the financial covenants related to its debt agreements.

In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts.  In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2008 and second quarter of 2009 and the Notes were therefore classified as short-term debt. During the six months ended June 30, 2009, holders converted $12 million of the Notes in exchange for the principal balance owed in cash plus 75,997 shares of the company’s common stock. The company does not know the timing or principal amount of the remaining Notes that may be presented for conversion in the future. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

Off-Balance Sheet Arrangements

Guarantees, Insurance Arrangements and Variable Interest Entities

Guarantees  The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $2.5 billion in committed and uncommitted lines of credit to support letters of credit. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or performance and completion guarantees on engineering and construction contracts. At June 30, 2009, the company had $1.1 billion in letters of credit outstanding. The company has $129 million in credit lines for general purposes in addition to the amount above. The company also posts surety bonds as generally required by commercial terms, primarily to guarantee its performance on state and local government contracts.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Performance guarantees outstanding as of June 30, 2009 amounted to $3.1 billion. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.  As of June 30, 2009, no material changes to the amount of financial guarantees outstanding have occurred since the filing of the company’s December 31, 2008 annual report on Form 10-K.

Financial guarantees, provided in the ordinary course of business to clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of June 30, 2009, there were no material guarantees outstanding.

Insurance Arrangements  The company utilizes a number of providers to meet its insurance and surety needs. The current financial crisis has not disrupted the company’s insurance or surety programs or limited its ability to access needed insurance or surety capacity.

Variable Interest Entities  In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. Applying the guidance of FASB Interpretation No. 46 (Revised) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), the company evaluates qualitative and quantitative information for each partnership or joint venture at inception to determine, first, whether the entity formed is a variable interest entity (“VIE”) and, second, if the company is the primary beneficiary and needs to consolidate the entity. Upon the occurrence of certain events outlined in FIN 46(R), the company reassesses its initial determination of whether the entity is a VIE and whether consolidation is still required.  As of June 30, 2009, there were no material changes to the company’s maximum exposure of loss as a result of its investments in unconsolidated VIEs or the carrying value of the assets and liabilities for consolidated VIEs as reported in its annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company utilizes derivative instruments to hedge exposures to foreign exchange rates and commodity prices to minimize the volatility of project cost. The company does not enter into derivative transactions for speculative or trading purposes. At June 30, 2009, the company had foreign exchange forward contracts of less than two years duration to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts was $127 million. At June 30, 2009 the company had commodity swap forward contracts of less than four years duration and a total gross notional amount of $82 million.

There have been no material changes to market risk in the first six months of 2009. Accordingly, the disclosures provided in the

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended June 30,
(in millions)	2009	2008

Backlog – beginning of period	$29,131.8	$31,458.0
New awards	6,770.7	6,393.3
Adjustments and cancellations, net	121.7	762.5
Work performed	(5,132.1)	(5,603.9)

Backlog – end of period	$30,892.1	$33,009.9

	Six Months Ended June 30,
(in millions)	2009	2008

Backlog – beginning of period	$33,245.3	$30,170.8
New awards	12,264.2	12,092.1
Adjustments and cancellations, net	(3,834.4)	955.2
Work performed	(10,783.0)	(10,208.2)

Backlog – end of period	$30,892.1	$33,009.9

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)         The following table provides information about purchases by the company during the quarter ended June 30, 2009 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (2)

April 1, 2009 – April 30, 2009	33,300	$34.73	33,300	6,470,800

May 1, 2009 – May 31, 2009	3,127	$45.03	N/A	6,470,800

June 1, 2009 – June 30, 2009	214	$53.85	N/A	6,470,800

Total	36,641	$35.72	33,300

(1)

Includes 3,341 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans and 33,300 shares of company stock repurchased and cancelled by the company during April 2009 under its stock repurchase program for total consideration of $1,157,368.

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

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2008).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on August 5, 2009).

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

10.24

Form of Value Driver Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009).

10.25

Form of Stock Option Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009).

10.26

Form of Restricted Stock Unit Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009).

10.27

Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.27 to the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009).

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

*  New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2009 and 2008, (ii) the Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, and (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	August 10, 2009	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date:	August 10, 2009	/s/ Gary G. Smalley
Gary G. Smalley
Vice President and Controller