Form 10-Q
period 2009-09-30
FLUOR CORP
filed 2009-11-09
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, 178,989,282 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

September 30, 2009

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

TOTAL REVENUE	$5,420,488	$5,673,818	$16,510,931	$16,254,369

TOTAL COST OF REVENUE
Cost of revenue	5,108,144	5,341,945	15,532,409	15,341,608
Gain on sale of joint venture interest	—	—	—	(79,209)

OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	49,622	45,089	117,040	146,320
Interest expense	2,585	4,457	7,656	15,142
Interest income	(5,725)	(19,170)	(18,786)	(52,101)

Total cost and expenses	5,154,626	5,372,321	15,638,319	15,371,760

EARNINGS BEFORE TAXES	265,862	301,497	872,612	882,609
INCOME TAX EXPENSE	91,858	112,166	300,982	331,062

NET EARNINGS	174,004	189,331	571,630	551,547

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(11,908)	(7,440)	(35,465)	(24,993)

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$162,096	$181,891	$536,165	$526,554

EARNINGS PER SHARE
BASIC	$0.90	$1.01	$2.96	$2.95

DILUTED	$0.89	$1.00	$2.93	$2.86

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	178,859	178,253	179,410	176,740

DILUTED	181,124	181,110	181,175	182,724

DIVIDENDS DECLARED PER SHARE	$0.125	$0.125	$0.375	$0.375

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	September 30, 2009	December 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$1,328,017	$1,834,324
Marketable securities	691,748	273,570
Accounts and notes receivable, net	1,168,539	1,227,224
Contract work in progress	1,309,589	981,125
Deferred taxes	198,808	148,132
Other current assets	214,271	204,143

Total current assets	4,910,972	4,668,518

Marketable securities, noncurrent	340,099	22,884
Property, plant and equipment (net of accumulated depreciation of $796,181 and $696,306, respectively)	832,034	799,836
Investments and goodwill	318,314	279,134
Deferred taxes	345,913	386,613
Deferred compensation trusts	261,870	225,246
Other	56,115	41,346

	$7,065,317	$6,423,577

LIABILITIES AND EQUITY

Current liabilities
Trade accounts payable	$1,329,190	$1,164,556
Convertible senior notes	118,577	133,194
Advance billings on contracts	908,744	999,107
Accrued salaries, wages and benefits	577,171	607,702
Other accrued liabilities	395,171	257,667

Total current liabilities	3,328,853	3,162,226

Long-term debt due after one year	17,736	17,722
Noncurrent liabilities	551,701	520,445
Contingencies and commitments

Equity
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common – authorized 375,000,000 shares ($0.01 par value); issued and outstanding – 178,941,284 and 181,555,921 shares in 2009 and 2008, respectively	1,794	1,816
Additional paid-in capital	684,142	778,537
Accumulated other comprehensive loss	(282,942)	(356,969)
Retained earnings	2,716,168	2,247,938

Total shareholders’ equity	3,119,162	2,671,322

Noncontrolling interests	47,865	51,862

Total equity	3,167,027	2,723,184

	$7,065,317	$6,423,577

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$571,630	$551,547
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	134,478	121,344
Amortization of intangibles	935	1,318
Gain on sale of joint venture interest	—	(79,209)
Restricted stock and stock option amortization	25,325	27,067
Deferred compensation trust	(36,624)	46,687
Deferred compensation obligation	38,440	(50,632)
Taxes paid on vested restricted stock	(5,614)	(16,666)
Deferred taxes	(54,445)	(7,059)
Stock option tax benefit	284	(16,030)
Retirement plan accrual, net of contributions	27,923	(10,150)
Change in operating assets and liabilities	(145,629)	308,026
Equity in earnings of investees, net of dividends	(13,513)	(10,715)
Other items	(3,257)	8,374

Cash provided by operating activities	539,933	873,902

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(174,873)	(211,782)
Purchases of marketable securities	(1,520,272)	(1,310,863)
Proceeds from sales and maturities of marketable securities	805,156	1,112,938
Investments	(1,590)	(2,210)
Proceeds from disposal of property, plant and equipment	24,745	38,043
Proceeds from sale of joint venture interest	—	79,209
Other items	2,861	(780)

Cash utilized by investing activities	(863,973)	(295,445)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common shares	(113,912)	—
Dividends paid	(68,171)	(67,182)
Repayment of convertible debt	(15,001)	(167,093)
Distributions paid to noncontrolling interests	(42,714)	(18,704)
Capital contribution from noncontrolling interests	—	3,872
Stock option tax benefit	(284)	16,030
Stock options exercised	2,391	12,712
Other items	(4,225)	(350)

Cash utilized by financing activities	(241,916)	(220,715)

Effect of exchange rate changes on cash	59,649	(17,943)

(Decrease) increase in cash and cash equivalents	(506,307)	339,799

Cash and cash equivalents at beginning of period	1,834,324	1,175,144

Cash and cash equivalents at end of period	$1,328,017	$1,514,943

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                   The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2008 annual report on Form 10-K.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly its consolidated financial position at September 30, 2009 and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. Management adopted Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events” (Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855-10) during the second quarter of 2009 and, accordingly, has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

Certain 2008 amounts have been reclassified to conform with the 2009 presentation.

(2)                   Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends certain guidance in ASC 605-25, “Revenue Recognition — Multiple Element Arrangements.” ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective for annual reporting periods beginning on or after June 15, 2010 and should be applied on a prospective basis for revenue arrangements entered into or materially modified with early adoption permitted. Management is currently evaluating the impact on the company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10). ASC 105-10 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009 to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company adopted ASC 105-10 during the third quarter of 2009. The adoption of ASC 105-10 did not have a material impact on the company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which has not yet been codified in the ASC. SFAS 167 eliminates exceptions in FASB Interpretation No. 46 (Revised) “Consolidation of Variable Interest Entities” (“FIN 46(R)”) related to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. Management is currently evaluating the impact on the company’s financial position, results of operations and cash flows.

In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC 715-20). ASC 715-20 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The additional disclosure requirements under ASC 715-20 include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This standard is effective for fiscal years ending after December 15, 2009. Management is currently evaluating the impact on the company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (ASC 805).  ASC 805 replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in its financial statements. This

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

standard is effective for fiscal years beginning after December 15, 2008. The company adopted this standard during the first quarter of 2009. The adoption of ASC 805 did not have a material impact on the company’s financial position, results of operations or cash flows.

During 2009, the company implemented several new accounting pronouncements that are discussed in the notes where applicable.

(3)                  The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Net earnings	$174,004	$189,331	$571,630	$551,547
Unrealized gain (loss) on debt securities(1)	1,318	(96)	1,347	(96)
Unrealized loss on derivative contracts(2)	(997)	(770)	(1,320)	(770)
Foreign currency translation adjustment(3)	22,960	(55,436)	66,056	(44,109)
Pension plan adjustment(4)	3,703	9,219	7,944	9,685

Comprehensive income	200,988	142,248	645,657	516,257

Comprehensive income attributable to noncontrolling interests	(11,908)	(7,440)	(35,465)	(24,993)

Comprehensive income attributable to Fluor Corporation	$189,080	$134,808	$610,192	$491,264

(1)

Net of deferred tax expense of $0.8 million and $1.0 million during the three and nine months ended September 30, 2009, respectively.  Deferred tax benefit related to the three and nine months ended September 30, 2008 was immaterial.

(2)

Net of deferred tax benefit of $0.6 million and $0.8 million during the three and nine months ended September 30, 2009, respectively, and deferred tax benefit of $0.5 million during the three and nine months ended September 30, 2008.

(3)

Net of deferred tax expense of $13.7 million and $39.6 million during the three and nine months ended September 30, 2009, respectively, and deferred tax benefit of $33.2 million and $24.8 million during the three and nine months ended September 30, 2008, respectively.

(4)

Net of deferred tax expense of $2.3 million and $4.8 million during the three and nine months ended September 30, 2009, respectively, and deferred tax expense of $5.5 million and $5.8 million during the three and nine months ended September 30, 2008, respectively.

(4)                  The effective tax rate, based on the company’s operating results for the three and nine months ended September 30, 2009 was 34.6 percent and 34.5 percent, respectively, compared to 37.2 percent and 37.5 percent for the corresponding periods of 2008. The lower effective tax rate for the three and nine month periods ending September 30, 2009 was due to the recognition of a deferred tax benefit associated with taxes on unremitted foreign earnings and increased earnings attributable to noncontrolling interests for which the taxes are not paid by the company.

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

(5)                  Cash paid for interest was $7.9 million and $10.5 million for the nine months ended September 30, 2009 and 2008, respectively. Income tax payments, net of receipts, were $319.2 million and $268.0 million during the nine month periods ended September 30, 2009 and 2008, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)                  In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260-10-45). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. The company’s restricted stock units and restricted stock awards are considered participating securities since the share-based awards contain a nonforfeitable right to dividends irrespective of whether the awards ultimately vest. ASC 260-10-45 requires that the two-class method of computing basic EPS be applied. Under the two-class method, the company’s stock options are not considered to be participating securities. ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008 and was adopted by the company during the first quarter of 2009. There was no impact of significance on basic or diluted EPS as a result of the adoption of ASC 260-10-45.

The calculation of the basic and diluted EPS for the three and nine months ended September 30, 2009 and 2008 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Basic EPS:
Net earnings attributable to Fluor Corporation	$162,096	$181,891	$536,165	$526,554
Amount allocable to common shareholders	99.07%	99.13%	99.10%	99.08%

Net earnings allocable to common shareholders	$160,589	$180,309	$531,340	$521,710
Weighted average common shares outstanding	178,859	178,253	179,410	176,740

Basic earnings per share	$0.90	$1.01	$2.96	$2.95

Diluted EPS:
Net earnings allocable to common shareholders	$160,589	$180,309	$531,340	$521,710

Weighted average common shares outstanding	178,859	178,253	179,410	176,740

Diluted effect:
Employee stock options	339	341	170	401
Conversion equivalent of dilutive convertible debt	1,926	2,516	1,595	5,583
Weighted average diluted shares outstanding	181,124	181,110	181,175	182,724

Diluted earnings per share	$0.89	$1.00	$2.93	$2.86

Anti-dilutive securities not included above	541	543	971	235

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2009	2008	2009	2008

Numerator:
Weighted average participating common shares	178,859	178,253	179,410	176,740

Denominator:
Weighted average participating common shares	178,859	178,253	179,410	176,740
Add: Weighted average restricted shares and units	1,671	1,560	1,634	1,650
Weighted average participating shares	180,530	179,813	181,044	178,390

Portion allocable to common shareholders	99.07%	99.13%	99.10%	99.08%

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(7)                  In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825-10-50). ASC 825-10-50 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (ASC 825-10) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-50 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” (ASC 270-10) to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10-50 was effective for interim reporting periods ending after June 15, 2009. The company adopted this standard during the second quarter of 2009. The adoption of the provisions of ASC 825-10-50 did not have a material impact on the company’s financial position, results of operations or cash flows.

The estimated fair values of the company’s financial instruments that are not measured at fair value on a recurring basis are as follows as of September 30, 2009:

(in thousands)	Carrying Value	Fair Value

Assets:
Cash and cash equivalents(1)	$1,236,392	$1,236,392
Marketable securities(2)	597,288	597,288
Marketable securities, noncurrent(3)	659	659
Notes receivable, including noncurrent portion	28,938	28,938

Liabilities:
1.5% Convertible Senior Notes	$118,577	$221,739
5.625% Municipal Bonds	17,736	18,212

(1)	Consists of bank deposits with original maturities of 90 days or less.

(2)	Consists of held-to-maturity time deposits with original maturities greater than 90 days.

(3)	Consists of held-to-maturity time deposits with remaining maturities greater than 365 days as of September 30, 2009.

Fair values were determined as follows:

•	The carrying amounts of cash and cash equivalents, marketable securities and short-term notes receivable approximate fair value because of the short-term maturity of these instruments.

•	Notes receivable classified as noncurrent are carried at net realizable value which approximates fair value.

•

The fair value of the Convertible Senior Notes and Municipal Bonds are estimated based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same maturities.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, “Fair Value Measurements” (ASC 820-10), the company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009:

	Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
Cash and cash equivalents	$91,625	$85,626	(1)	$5,999	(2)	$—

Marketable securities	94,460	—		94,460	(2)	—

Deferred compensation trusts	55,511	55,511	(1)	—		—

Marketable securities, noncurrent	339,440	—		339,440	(3)	—

Derivative assets(4)
Commodity swap forward contracts	893	—		893		—

Liabilities:
Derivative liabilities(4)
Commodity swap forward contracts	$6,655	$—		$6,655		$—
Foreign currency contracts	6,614	—		6,614		—

(1)

Consists of registered money market funds valued at fair value, which represents the net asset value of the shares of such funds as of the close of business at the end of the period. The fair value is not materially different from the cost basis.

(2)

 Consists of investments in U.S. agency securities, U.S. Treasury securities and corporate debt securities which are valued at the last reported sale price on the last business day at the end of the period. Securities not traded on the last business day are valued at the last reported bid price. The fair value is not materially different from the cost basis.

(3)

Consists of investments in U.S. agency securities, U.S. Treasury securities, international government securities and corporate debt securities with maturities ranging from one to five years. The fair value is not materially different from the cost basis.

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

All of the company’s money market funds and investments carried at fair value are included in the table above and are available-for-sale securities. These available-for-sale securities are made up of the following security types as of September 30, 2009: money market funds of $141 million, U.S. agency securities of $207 million, U.S. Treasury securities of $65 million, corporate debt securities of $167 million and other securities of $1 million. As of December 31, 2008, available-for-sale securities consisted of $376 million in money market funds and $41 million in debt securities, of which no individual debt security type was material.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820-10). ASC 820-

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

10 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. ASC 820-10 was effective for interim reporting periods ending after June 15, 2009. The company adopted this standard during the second quarter of 2009. The adoption of ASC 820-10 did not have a material impact on the company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320-10-35). ASC 320-10-35 provides guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. ASC 320-10-35 also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. The amendment to ASC 320-10-35 was effective for interim reporting periods ending after June 15, 2009. The company adopted this standard during the second quarter of 2009. This adoption did not have a material impact on the company’s financial position, results of operations or cash flows.

(8)                  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (ASC 815-10).  ASC 815-10 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This standard is effective for fiscal years beginning after December 15, 2008. The company adopted this standard during the first quarter of 2009.

The company mitigates certain financial exposures, including currency and commodity price risk associated with engineering and construction contracts by utilizing derivative instruments. These instruments are designated as either fair value or cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC 815). The company formally documents its hedge relationships at the inception of the agreements, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. The fair value of all derivative instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the derivative instrument is offset against the change in the fair value of the underlying asset through earnings. The effective portion of the contracts’ gains or losses due to changes in fair value, associated with the cash flow hedges, are initially recorded as a component of accumulated other comprehensive income (loss) (“OCI”) and are subsequently reclassified into earnings when the hedged items settle. Any ineffective portion of a derivative’s change in fair value is recognized in earnings immediately. The company does not enter into derivative transactions for speculative or trading purposes.

At September 30, 2009, the company had total gross notional amounts of $156 million of foreign exchange forward contracts and $70 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations. The foreign exchange forward contracts are of varying duration, none of which extend beyond April 2011. The commodity swap forward contracts are of varying duration, none of which extend beyond four years. All existing hedges are determined to be highly effective. As a result, the impact to earnings due to hedge ineffectiveness was immaterial for the three and nine months ended September 30, 2009 and 2008, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The fair values of derivatives designated as hedging instruments under ASC 815 as of September 30, 2009 were as follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity swap forward contracts	Other current assets	$337	Other accrued liabilities	$4,602
Foreign currency contracts	Other current assets	—	Other accrued liabilities	5,983
Commodity swap forward contracts	Other assets	556	Noncurrent liabilities	2,053
Foreign currency contracts	Other assets	—	Noncurrent liabilities	631

Total derivatives		$893		$13,269

The effect of derivative instruments on the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2009 was as follows:

		Amount of Gain (Loss) Recognized in Earnings
Fair Value Hedges (in thousands)	Location of Gain (Loss) Recognized in Earnings	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Foreign currency contracts	Total cost of revenue	$(3,167)	$(6,593)
Foreign currency contracts	Corporate administrative and general expense	4,537	11,219

Total		$1,370	$4,626

	Amount of Gain (Loss) Recognized in OCI			Amount of Loss Reclassified from Accumulated OCI into Earnings
Cash Flow Hedges (in thousands)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Location of Loss Reclassified from Accumulated OCI into Earnings	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Commodity swap forward contracts	$(1,912)	$(1,973)	Total cost of revenue	$(2,080)	$(3,527)
Foreign currency contracts	(1,154)	(2,863)	Total cost of revenue	11	11

Total	$(3,066)	$(4,836)		$(2,069)	$(3,516)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(9)                  Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Service cost	$11,712	$9,563	$34,744	$28,863
Interest cost	16,257	15,472	47,557	46,884
Expected return on assets	(17,594)	(19,530)	(51,532)	(59,194)
Amortization of prior service cost	3	2	8	7
Recognized net actuarial loss	9,308	3,258	27,467	9,862

Net periodic pension expense	$19,686	$8,765	$58,244	$26,422

The company currently expects to fund approximately $50 million to $70 million into its defined benefit pension plans during 2009, which is expected to be in excess of the minimum funding required. During the nine months ended September 30, 2009, contributions of approximately $30 million were made by the company.

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Service cost	$—	$—	$—	$—
Interest cost	349	350	1,045	1,051
Expected return on assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	196	352	590	1,055

Net periodic postretirement benefit cost	$545	$702	$1,635	$2,106

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(10)           In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts.  In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash.  Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2008 and third quarter of 2009 and the Notes were therefore classified as short-term debt. During the nine months ended September 30, 2009, holders converted $15 million of the Notes in exchange for the principal balance owed in cash plus 130,186 shares of the company’s common stock.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (ASC 470-20). ASC 470-20 requires the issuer of a convertible debt instrument to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to all periods presented. The company adopted ASC 470-20 during the first quarter of 2009.

As a result of the adoption of ASC 470-20, the company recognized a cumulative-effect adjustment consisting of an increase to additional paid-in capital of $24.4 million, net of deferred taxes of $0.2 million, and a reduction of debt of $0.4 million for the equity component of the Notes. The December 31, 2008 balance of retained earnings was reduced by $24.2 million.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Additionally, interest expense as a result of debt discount amortization increased by $0.4 million for the nine months ended September 30, 2009, and $1.4 million and $5.6 million for the three and nine months ended September 30, 2008, respectively. There was no debt discount amortization for the three months ended September 30, 2009. The increase to interest expense resulted in a tax benefit of $0.2 million for the nine months ended September 30, 2009, and $0.7 million and $2.3 million for the three and nine months ended September 30, 2008, respectively. Net earnings attributable to Fluor Corporation for the three and nine months ended September 30, 2009 were increased by $0.7 million (less than $0.01 per share) and $2.1 million ($0.01 per share). Net earnings attributable to Fluor Corporation for three and nine months ended September 30, 2008 were reduced by $1.2 million (less than $0.01 per share) and $3.8 million ($0.02 per share), respectively.

The following table presents information related to the liability and equity components of the Notes:

(in thousands)	September 30, 2009	December 31, 2008

Carrying value of the equity component	$22,127	$24,448

Principal amount of the liability component	$118,577	$133,578
Less: Unamortized discount of the liability component	—	384
Carrying value of the liability component	$118,577	$133,194

The Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 35.9104 shares per each $1,000 principal amount of Notes, subject to adjustment as described in the indenture. Interest expense for the three and nine months ended September 30, 2009 includes original coupon interest of $0.5 million and $1.5 million, respectively. Interest expense for the three and nine months ended September 30, 2008 includes original coupon interest of $0.9 million and $3.9 million, respectively. The effective interest rate on the liability component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized. The if-converted value of $217 million is in excess of the principal value as of September 30, 2009.

As of September 30, 2009, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)             The company’s director and executive stock plans are described, and informational disclosures are provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2008. Restricted stock units and restricted stock awards of 622,653 and 434,201 were granted in the nine months ended September 30, 2009 and 2008, respectively, at weighted-average per share prices of $30.81 and $66.01, respectively. The awards for 2009 and 2008 vest ratably over three years. During the nine months ended September 30, 2009 and 2008, options for the purchase of 888,567 shares at a weighted average price of $30.65 per share and 548,538 shares at a weighted average price of $68.41 per share, respectively, were awarded. The option awards for 2009 and 2008 vest ratably over three years. The option awards expire ten years after the grant date.

(12)             In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (ASC 810-10-45). ASC 810-10-45 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard is effective for fiscal years beginning after December 15, 2008. The company adopted this standard during the first quarter of 2009.

As a result of the adoption of ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and nine months ended September 30, 2009, earnings attributable to noncontrolling interests were $12.6 million and $37.2 million, respectively, and the related tax effect was $0.7 million and $1.7 million, respectively. For the three and nine months ended September 30, 2008, earnings attributable to noncontrolling interests of $7.6 million and $26.1 million, respectively, and the related tax effects of $0.2 million and $1.1 million, respectively, were reclassified from total cost of revenue and income tax expense, respectively, to net earnings attributable to noncontrolling interests.  Distributions paid to noncontrolling interests were $28.5 million and $42.7 million for the three and

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

nine months ended September 30, 2009, respectively, and $10.0 million and $18.7 million for the three and nine months ended September 30, 2008, respectively. Capital contributions from noncontrolling interests were $3.9 million for the nine months ended September 30, 2008.

(13)             The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $199 million and $202 million at September 30, 2009 and December 31, 2008, respectively, and are primarily included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of September 30, 2009, several matters are in the litigation and dispute resolution process.  The following discussion provides a background and current status of these matters:

Infrastructure Joint Venture Project

The company participated in a 50/50 joint venture for a fixed-price transportation infrastructure project in California. This joint venture project was adversely impacted by higher costs due to owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays. The project opened to traffic in November 2007 and reached construction completion in the second quarter of 2009.

As of September 30, 2009, the company has recognized in cost and revenue its $52 million proportionate share of $104 million of costs relating to claims recognized by the joint venture. Total claims-related costs incurred, as well as claims submitted to the client by the joint venture, are in excess of the $104 million of recognized costs. As of September 30, 2009, the client had withheld liquidated damages totaling $51 million from amounts otherwise due the joint venture and has asserted additional claims against the joint venture. The company believes that the claims against the joint venture are without merit and that amounts withheld will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue for its $25.5 million proportionate share of the withheld liquidated damages. In addition, the client has drawn down $14.8 million against letters of credit provided by the company and its joint venture partner. The company believes that the amounts drawn down against the letters of credit will ultimately be recovered by the joint venture and, as such, has not reserved for the possible non-recovery of the company’s $7.4 million proportionate share.

The company continues to evaluate claims for recoveries and other contingencies on the project. The company continues to incur legal expenses associated with the claims and dispute resolution process.

London Connect Project

The company was involved in dispute resolution proceedings in connection with its London Connect Project, a $500 million lump-sum project to design and install a telecommunications network that allows transmission and reception throughout the London Underground system. In February 2005, the company sought relief through arbitration proceedings for two issues.

During the third quarter of 2009, the company settled the dispute, with no material change to segment profit. As a result of the settlement, the company is no longer reporting claim revenue for the project, which totaled $108 million at the end of the second quarter of 2009.

Greater Gabbard Offshore Wind Farm Project

The company is involved in a dispute in connection with the Greater Gabbard Offshore Wind Farm (“Greater Gabbard”) Project, a $1.5 billion lump-sum project to provide engineering, procurement and construction services for the client’s offshore wind farm project in the United Kingdom.  The dispute relates to specifications for monopiles and transition pieces required under the contract. In the

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

third quarter of 2009, the company recorded $115 million of claim revenue related to this issue for costs incurred through the end of the quarter. Substantial additional costs arising from this dispute are expected to be incurred in future quarters. The company believes the ultimate recovery of incurred and future costs is probable.

Embassy Projects

The company has performed work on 11 embassy projects over the last five years for the United States Department of State under fixed-price contracts. These projects were adversely impacted by higher costs due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased costs to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of September 30, 2009, all embassy projects were complete, with some warranty items still pending.

As of September 30, 2009, aggregate costs totaling $33 million relating to claims on two of the embassy projects had been recognized in revenue. Total claims-related costs incurred to date, along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue. As the first formal step in dispute resolution, all claims have been certified in accordance with federal contracting requirements. The company continues to periodically evaluate its position with respect to these claims.

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

Fluor Corporation v. Citadel Equity Fund Ltd.

Citadel Equity Fund Ltd., a hedge fund and former investor in the company’s 1.5 percent Convertible Senior Notes (the “Notes”), and the company are disputing the calculation of the number of shares of the company’s common stock that were due to Citadel upon conversion of approximately $58 million of Notes.  Citadel argues that it is entitled to an additional $28 million in value under its proposed calculation method.  The company believes that the payout given to Citadel was proper and correct and that Citadel’s claims are without merit.  The company’s loss could range from zero to $28 million plus interest, fees and costs.  The company is vigorously defending its position and, based upon the present status of this matter, does not believe a loss will be incurred.  The matter is presently set for trial in January 2010.

(14)             In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Performance guarantees outstanding as of September 30, 2009 amounted to $3.3 billion. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.

Financial guarantees, provided in the ordinary course of business to clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of September 30, 2009, there were no material guarantees outstanding.

(15)             In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. Applying the guidance of FIN 46(R) (ASC 810), the company evaluates qualitative and quantitative information for each partnership or joint venture at inception to determine, first, whether the entity formed is a variable interest entity (“VIE”) and, second, if the company is the primary beneficiary and needs to consolidate the entity. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the entity is a VIE and whether consolidation is still required.

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

The company is deemed to be the primary beneficiary of the VIE and consolidates the entity if the company will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. The company considers all parties that have direct or implicit variable interests when determining if it is the primary beneficiary. The majority of the partnerships and joint ventures that are formed for the execution of the company’s projects are VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support.  However, often the VIE does not meet the consolidation requirements of ASC 810. The contractual agreements that define the ownership structure and equity investment at risk, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties are used to determine if the entity is a VIE and if the company is the primary beneficiary and must consolidate the entity.

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

As of September 30, 2009 the company had a number of entities that were determined to be VIEs, with the majority not meeting the consolidation requirements of ASC 810. Most of the unconsolidated VIEs are proportionately consolidated, though the equity and cost methods of accounting for the investments are also used, depending on the company’s respective participation rights, amount of influence in the VIE and other factors. The aggregate investment carrying value of the unconsolidated VIEs was $138 million at September 30, 2009 and was classified under “Investments and goodwill” in the Condensed Consolidated Balance Sheet. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

limited to the aggregate of the carrying value of the investment and future funding commitments.  Future funding commitments at September 30, 2009 for the unconsolidated VIEs were $22 million.

In some cases, the company is required to consolidate VIEs. The carrying value of the assets and liabilities associated with the operations of the consolidated VIEs at September 30, 2009 was $441 million and $236 million, respectively.

None of the VIEs are individually material to the company’s results of operations, financial position or cash flows.  As of September 30, 2009, there were no material changes to the VIEs reported in the company’s annual report on Form 10-K.

(16)             Operating information by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
External Revenue (in millions)	2009	2008	2009	2008

Oil & Gas	$2,925.0	$3,302.9	$9,322.9	$9,248.4
Industrial & Infrastructure	1,105.5	878.5	3,280.1	2,587.2
Government	543.8	368.7	1,393.6	948.8
Global Services	529.0	592.9	1,523.3	1,995.2
Power	317.2	530.8	991.0	1,474.8

Total external revenue	$5,420.5	$5,673.8	$16,510.9	$16,254.4

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (in millions)	2009	2008	2009	2008

Oil & Gas	$189.2	$205.6	$570.8	$512.1
Industrial & Infrastructure	41.6	27.9	103.8	178.7
Government	23.6	17.7	84.8	36.5
Global Services	0.5	49.0	90.0	168.6
Power	44.9	24.1	91.9	69.9

Total segment profit	$299.8	$324.3	$941.3	$965.8

Segment profit for Industrial & Infrastructure for the nine months ended September 30, 2008 included a pre-tax gain of $79.2 million from the sale of a joint venture interest in the Greater Gabbard Project. External revenue and segment profit for Global Services for both the three months and nine months ended September 30, 2009 included the impact of a $45 million provision for the potential lack of collectability of a client receivable for a paper mill where the company’s scope of work was to recommission, start up and operate the facility.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

A reconciliation of the segment information to consolidated amounts is as follows:

Reconciliation of Segment Profit to Earnings Before	Three Months Ended September 30,		Nine Months Ended September 30,
Taxes (in millions)	2009	2008	2009	2008

Total segment profit	$299.8	$324.3	$941.3	$965.8
Corporate administrative and general expense	(49.6)	(45.1)	(117.0)	(146.3)
Interest income, net	3.1	14.7	11.1	37.0
Earnings attributable to noncontrolling interests	12.6	7.6	37.2	26.1

Earnings before taxes	$265.9	$301.5	$872.6	$882.6

Total assets in the Industrial & Infrastructure segment increased to $712 million at September 30, 2009 from $536 million at December 31, 2008 due to the Greater Gabbard Project and increased volume across all business lines. Total assets in the Government segment were $506 million at September 30, 2009 compared to $326 million at December 31, 2008. The increase in total assets corresponded to an increase in working capital to support project execution activities.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected revenue and earnings levels, cash flow and liquidity, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature.  These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties.  As a result, caution must be exercised in relying on forward-looking statements.  Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

•	The company’s failure to receive anticipated new contract awards and the related impacts on staffing levels and cost;
•	Client cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time and the related impacts on staffing levels and cost;
•	Client delays or defaults in making payments;
•	A failure to obtain favorable results in existing or future litigation or dispute resolution proceedings;
•	Difficulties or delays incurred in the execution of contracts, including performance by our joint venture or teaming partners, resulting in cost overruns or liabilities;
•	Failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases losses on projects;
•	Decreased capital investment or expenditures, or a failure to make anticipated increased capital investment or expenditures, by the company’s clients;
•	The availability of credit and restrictions imposed by credit facilities, both for the company and our clients;
•	The cyclical nature of many of the markets the company serves and its vulnerability to downturns such as the current worldwide economic downturn;
•	The current worldwide financial crisis, which may cause, accelerate or exacerbate a number of the other factors listed below;
•	Competition in the global engineering, procurement and construction industry;
•	Changes in global business, economic (including currency risk), political and social conditions;
•	The financial viability of our clients, subcontractors, suppliers and joint venture or teaming partners;
•	Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business, resulting in unanticipated losses;
•	Possible limitations of bonding or letter of credit capacity;
•	The impact of anti-bribery and international trade laws and regulations;
•	The impact of past and future environmental, health and safety regulations;
•	The potential impact of certain tax matters including, but not limited to, those from foreign operations and the ongoing audits by tax authorities;
•	The company’s ability to identify and successfully integrate acquisitions;
•	The company’s ability to secure appropriate insurance;
•	Limitations on cash transfers from subsidiaries that may restrict the company’s ability to satisfy financial obligations or to pay interest or principal when due on outstanding debt;
•	Restrictions on possible transactions imposed by Delaware law; and
•	Possible systems and information technology interruptions.

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

RESULTS OF OPERATIONS

Consolidated revenue for the three months ended September 30, 2009 was $5.4 billion, reflecting a 4 percent decrease when compared to the $5.7 billion of revenue for the corresponding three months in 2008, primarily as the result of reduced revenue contributions from the Oil & Gas and Power segments.  Consolidated revenue for the nine months ended September 30, 2009 increased slightly to $16.5 billion compared to $16.3 billion for the first nine months of the prior year, primarily driven by revenue increases in the Industrial & Infrastructure and Government segments, partially offset by revenue declines in Global Services and Power.

Net earnings attributable to Fluor Corporation were $162 million, or $0.89 per diluted share, and $536 million, or $2.93 per diluted share, for the three and nine months ended September 30, 2009, compared to net earnings attributable to Fluor Corporation of $182 million, or $1.00 per diluted share, and $527 million, or $2.86 per diluted share, for the corresponding periods of 2008. The decrease in net earnings attributable to Fluor Corporation for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to lower contributions from the Oil & Gas and Global Services segments, partially offset by earnings increases in the other segments. The 2009 results for Global Services included a $45 million provision in the current quarter for the potential lack of collectability of a client receivable. The increase in net earnings attributable to Fluor Corporation for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008 was primarily due to improved contributions from the Oil & Gas, Government and Power segments and a 20 percent decrease in corporate administrative and general expense in the 2009 period, partially offset by decreased contributions from the Industrial & Infrastructure and Global Services segments and lower net interest income. Earnings for the Industrial & Infrastructure segment declined for the nine months ended September 30, 2009 compared to the corresponding period of the prior year because the results in 2008 included the favorable impact of a pre-tax gain of $79.2 million from the sale a joint venture interest in a wind farm project. The global recession continues to impact the near-term capital investment plans of many of the company’s clients across all of the company’s segments except Government.

The effective tax rate, based on the company’s operating results for the three and nine months ended September 30, 2009 was 34.6 percent and 34.5 percent, respectively compared to 37.2 percent and 37.5 percent for the corresponding periods of 2008. The lower effective tax rate for the three and nine month periods ending September 30, 2009 was primarily attributable to the recognition of a deferred tax benefit associated with taxes on unremitted foreign earnings and increased earnings attributable to noncontrolling interests for which the taxes are not paid by the company.

Consolidated new awards for the three and nine months ended September 30, 2009 were $2.9 billion and $15.1 billion, respectively, compared to new awards of $8.8 billion and $20.9 billion for the three and nine months ended September 30, 2008. The Oil & Gas and Government segments were the major contributors to the new award activity for the third quarter of 2009, and the Oil & Gas and Industrial & Infrastructure segments were the principal drivers of new award activity for the nine months ended September 30, 2009. Approximately 74 percent of consolidated new awards for the nine months ended September 30, 2009 were for projects located outside of the United States.

Consolidated backlog at September 30, 2009 was $28.0 billion compared to $36.5 billion at September 30, 2008. The decline in backlog is primarily due to project cancellations, scope reductions and lower 2009 new award bookings in the Oil & Gas segment. As of September 30, 2009, approximately 61 percent of consolidated backlog relates to international projects. Although backlog reflects business which is considered to be firm, cancellations, scope adjustments or deferrals may occur.  Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

OIL & GAS

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Revenue	$2,925.0	$3,302.9	$9,322.9	$9,248.4
Segment profit	189.2	205.6	570.8	512.1

Revenue for the three months ended September 30, 2009 decreased 11 percent when compared to the same quarter of 2008 due to reduced project execution activities as a number of large projects within the segment near completion. Revenue for the nine months ended September 30, 2009 was up only slightly compared to the first nine months of 2008, as the growth experienced by the segment over the last several years has slowed.

Segment profit for the three months ended September 30, 2009 decreased 8 percent when compared to the third quarter of 2008, primarily driven by the reduced revenue volume. Segment profit for the nine months ended September 30, 2009 increased 11 percent compared to the same period of 2008 primarily due to the net positive impact of forecast adjustments for certain projects nearing completion, which were primarily due to the approval of change orders and successful resolution of disputed items.

New awards for the three months ended September 30, 2009 were $1.2 billion, compared to $5.1 billion for the corresponding period of 2008. Current quarter awards included a European underground gas storage facility and two clean gasoline projects in Mexico. New awards for the nine months ended September 30, 2009 were $6.1 billion, compared to $12.4 billion for the first nine months of 2008. Backlog at September 30, 2009 decreased 43 percent to $13.1 billion compared to $22.8 billion at September 30, 2008. The decrease in backlog is the result of cancellations and scope reductions of certain projects, primarily in the first quarter of 2009, along with lower new award bookings in 2009. In addition, during the third quarter of 2009, the company reduced backlog by $1.2 billion for a gas processing project in Russia that has been delayed indefinitely by the client.  Though the project has not been formally canceled, there is significant uncertainty as to whether it will proceed.

The segment has been a participant in an expanding market that includes very large projects in diverse geographical locations, which are well suited to the company’s global execution and project management capabilities and strong financial position. However, the global credit crisis and recession have resulted in some clients reassessing their capital spending plans for 2009 and beyond, with others delaying projects or attempting to renegotiate commercial terms for awarded projects in an attempt to obtain lower capital costs. As such, the high growth and operating profit margins recently experienced by the segment will be increasingly difficult to sustain.

INDUSTRIAL & INFRASTRUCTURE

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Revenue	$1,105.5	$878.5	$3,280.1	$2,587.2
Segment profit	41.6	27.9	103.8	178.7

Revenue for the three months ended September 30, 2009 increased 26 percent compared to the three months ended September 30, 2008, due to growth in the mining and metals and infrastructure business lines.  Revenue for the nine months ended September 30, 2009 increased 27 percent compared to the corresponding period in the prior year due to growth across all business lines.

Segment profit was higher in the current quarter compared to the third quarter of last year because the prior year period included the impact of a provision totaling $15.5 million for the London Connect Project, a fixed-price telecommunications project in the United Kingdom.

Segment profit for the nine months ended September 30, 2009 declined compared to the nine months ended September 30, 2008 primarily because the prior year period included a pre-tax gain of $79.2 million from the sale of a joint venture interest in the Greater Gabbard Offshore Wind Farm (“Greater Gabbard”) Project. The 2008 period also reflected the impact of provisions totaling $32.7 million related to the London Connect project. Segment profit declined across all business lines for the first nine months of 2009. Segment margins have decreased during 2009 as the result of a significant shift in the mix of work from higher margin engineering and feasibility studies to lower margin construction activities, the continuation of the downturn in the life sciences market and reduced margins on Greater Gabbard project execution activities.

The company has been involved in dispute resolution proceedings in connection with the London Connect Project, a $500 million lump-sum project to design and install a telecommunications network that allows transmission and reception throughout the London Underground system.  The project, which is now complete, was subject to significant delays, resulting in additional costs to the company and claims against the client. During the third quarter of 2009, the company settled the dispute, with no material change to segment profit. As a result of the settlement, the company is no longer reporting claim revenue for the project, which totaled $108 million at the end of the second quarter of 2009.

The company is involved in a dispute in connection with the Greater Gabbard Project, a $1.5 billion lump-sum project to provide engineering, procurement and construction services for the client’s offshore wind farm project in the United Kingdom.  The dispute relates to specifications for monopiles and transition pieces required under the contract. In the third quarter of 2009, the company recorded $115 million of claim revenue related to this issue for costs incurred through the end of the quarter. Substantial additional costs arising from this dispute are expected to be incurred in future quarters. The company believes the ultimate recovery of incurred and future costs is probable. The company does not expect to recognize any profit related to this project until the dispute is resolved.

New awards for the three months ended September 30, 2009 were $0.5 billion compared to $2.2 billion for the 2008 comparison period. The new awards in the 2008 period included a large mining project. New awards for the nine months ended September 30, 2009 were $5.3 billion compared to $5.0 billion for the nine months ended September 30, 2008. Backlog increased to $9.7 billion at September 30, 2009 compared to $8.5 billion at September 30, 2008, due to substantial new award activity in the mining and metals business line.

Total assets in the segment increased to $712 million at September 30, 2009 from $536 million at December 31, 2008, due to the Greater Gabbard Project and increased volume across all business lines.

GOVERNMENT

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Revenue	$543.8	$368.7	$1,393.6	$948.8
Segment profit	23.6	17.7	84.8	36.5

Revenue for both the three months and nine months ended September 30, 2009 increased 47 percent compared to the same periods in the prior year primarily as the result of project execution activities for the Savannah River Site Management and Operating Project (“Savannah River”) in South Carolina and Logistics Augmentation Program (“LOGCAP IV”) task orders.  The higher revenue in the 2009 periods was offset somewhat by reduced volume at the Hanford Environmental Management Program Project (“Hanford”) in Washington.

Segment profit for the three months ended September 30, 2009 improved 34 percent from the corresponding period of 2008 principally due to contributions from LOGCAP IV task orders, Savannah River and work related to American Recovery and Reinvestment Act (“ARRA”) funding at Savannah River.  Segment profit for the nine months ended September 30, 2009 more than doubled when compared to the performance in the prior year as the result of contributions from LOGCAP IV task orders, Savannah River, project execution activities associated with ARRA funding at Savannah River and a favorable outcome of $15.3 million related to requests for equitable adjustment on a fixed-price contract at the Bagram Air Base in Afghanistan.  The higher segment profit in both the three month and nine month 2009 periods was offset somewhat by reduced volume at Hanford and for Iraq-related work.

New awards for the three months ended September 30, 2009 were $872 million compared to $922 million in the same period in the prior year. New awards for the first nine months of 2009 were $2.0 billion compared to $1.1 billion for the first nine months of 2008. The most significant new award for the quarter was the annual funding at Savannah River. Other new awards for the nine months ended September 30, 2009 included the multi-year ARRA funding at Savannah River, LOGCAP IV task orders and Federal Emergency Management Agency (“FEMA”) Public Assistance Program task orders. Backlog at September 30, 2009 is $1.3 billion compared to $886 million at September 30, 2008. The significant increase over the prior year is primarily due to multi-year funding at Savannah River related to ARRA work.

Total assets in the Government segment were $506 million at September 30, 2009 compared to $326 million at December 31, 2008.  The increase in total assets corresponded to an increase in working capital to support project execution activities.

GLOBAL SERVICES

Revenue and operating profit for the Global Services segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Revenue	$529.0	$592.9	$1,523.3	$1,995.2
Segment profit	0.5	49.0	90.0	168.6

Revenue decreased during the three and nine months ended September 30, 2009 compared to the same periods in 2008, primarily due to declining volumes of capital work and continued delay of refinery turnarounds and shutdowns which impacted the operations and maintenance business line, as well as a $45 million provision for the potential lack of collectability of a client receivable for a paper mill where the company’s scope of work was to recommission, start up and operate the facility. The significant decline in segment profit during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily the result of the provision for the paper mill receivable. The substantial decline in segment profit during the first nine months of 2009 compared to the same period in the prior year was primarily due to the provision for the paper mill receivable and the impact of the reduced volume of capital work and delays, all in the operations and maintenance business line. Global Services began to be impacted by the global recession during the fourth quarter of 2008, particularly for natural resource prospects. The drop in commodity prices and the overall economic environment have caused delays of work originally planned for late 2008 and 2009, a condition which continues.

New awards for the three months ended September 30, 2009 were $183 million compared to $405 million for the three months ended September 30, 2008. New awards for the first nine months of 2009 were $1.0 billion, compared to $1.7 billion for the comparable period in 2008. Backlog at September 30, 2009 was $2.4 billion, down from $2.7 billion at September 30, 2008. The decline in both new awards and backlog for the segment was attributable to the global recession, as there were significantly lower renewals from existing clients in the current year.

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

POWER

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Revenue	$317.2	$530.8	$991.0	$1,474.8
Segment profit	44.9	24.1	91.9	69.9

Revenue for the three and nine months ended September 30, 2009 decreased 40 percent and 33 percent, respectively, compared to the three and nine months ended September 30, 2008 primarily due to the expected reduction in project execution activities on the Luminant Oak Grove coal-fired power project that is progressing closer to completion.

Segment profit for the three and nine months ended September 30, 2009 increased 86 percent and 31 percent, respectively, compared to the three and nine months ended September 30, 2008 primarily due to increased pre-construction services on a nuclear new build project in Texas, increased activity on several gas turbine projects and project completion adjustments for two emissions control programs. Segment profit margins for the three and nine months ended September 30, 2009 are considerably higher compared to the corresponding periods of 2008 primarily due to project completion adjustments for certain projects that are progressing closer to completion.

The Power segment has been impacted by delays in obtaining air permits for coal-fired power plants due to concerns over carbon emissions. In addition, power producers have been impacted by the global credit crisis and recession. New awards in the Power segment are typically large in amount, but occur on an irregular basis. New project awards in the third quarter of 2009 were $152 million compared to $226 million in the corresponding period of the prior year. Backlog at September 30, 2009 was $1.5 billion compared to $1.6 billion at September 30, 2008.

OTHER

Corporate administrative and general expense for the three months ended September 30, 2009 was $49.6 million, reflecting a 10 percent increase from $45.1 million for the three months ended September 30, 2008. The increase was primarily due to foreign currency losses in the current quarter, offset somewhat by overhead reductions. Corporate administrative and general expense for the nine months ended September 30, 2009 decreased 20 percent to $117.0 million compared to $146.3 million for the same period in 2008. This decrease is primarily due to the impact of reduced compensation cost and overhead reduction efforts in the current year period.

Net interest income of $3.1 million and $11.1 million during the three and nine month periods ended September 30, 2009 decreased from net interest income of $14.7 million and $37.0 million during the corresponding periods of 2008. This decline is primarily due to the impact of lower interest rates, offset somewhat by higher balances of cash and marketable securities, with some of the latter being long-term.

Income tax expense for the three and nine months ended September 30, 2009 and 2008 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

FINANCIAL POSITION AND LIQUIDITY

During the nine months ended September 30, 2009, cash provided by operating activities of $539.9 million resulted primarily from earnings sources. The company currently expects to fund approximately $50 million to $70 million into its defined benefit pension plans during 2009, which is expected to be in excess of the minimum funding required. Contributions of approximately $30 million were made by the company during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, cash provided by operating activities of $873.9 million resulted primarily from earnings sources and increases in client advance billings.

The company used significant cash in the first nine months of 2009 to fund on-going work related to the dispute over monopiles and transition pieces on the Greater Gabbard Project in the United Kingdom. The company is incurring substantial costs for work that is not covered by the billings on this $1.5 billion lump-sum project.  As of September 30, 2009, the company has incurred costs and recorded claim revenue of $115 million related to this dispute, of which $101 million has been funded during 2009. These costs are reflected in the change of operating assets and liabilities for the nine months ended September 30, 2009.

Cash utilized by investing activities was $864.0 million in the first nine months of 2009 compared with $295.4 million in the 2008 comparison period as the company increased its investments in marketable securities. The company holds excess cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, deposits placed with highly-rated banks, repurchase agreements that are fully collateralized by U.S. Government-related securities, commercial paper, high quality short-term fixed income securities and medium-term fixed income securities. Investing activities during 2008 include proceeds of $79 million from the sale of a joint venture interest in a wind power project in the United Kingdom. Capital expenditures of $174.9 million in the nine months ended September 30, 2009 were lower than the $211.8 million of capital expenditures during the 2008 period. Capital expenditures during the first nine months of 2009 consisted primarily of expenditures relating to the equipment business line.

Cash flows from financing activities in the first nine months of 2009 included the repurchase of 2,800,000 shares of the company’s common stock for $113.9 million under its stock repurchase program. In the first quarter of 2008, the company’s Board of Directors authorized an increase in the quarterly dividend payable to $0.125 per share from $0.10 per share. Declared dividends are typically paid during the month following the quarter in which they are declared. The payment and level of future cash dividends will be subject to the discretion of the company’s Board of Directors.

In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts.  In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2008 and third quarter of 2009 and the Notes were therefore classified as short-term debt. During the nine months ended September 30, 2009, holders converted $15 million of the Notes in exchange for the principal balance owed in cash plus 130,186 shares of the company’s common stock. During the nine months ended September 30, 2008, holders converted $167 million of the Notes in exchange for the principal balance owed in cash plus 3,942,432 shares of the company’s common stock. The company does not know the timing or principal amount of the remaining Notes that may be presented for conversion in the future. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

During the nine months ended September 30, 2009, exchange rates for functional currencies for most of the company’s international operations strengthened against the U.S. dollar, resulting in an unrealized translation gain that is reflected in the cumulative translation component of other comprehensive income. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses from these balances is considered nominal.

Liquidity is provided by cash generated from operations, advance billings on contracts in progress and access to financial markets. Client advances are reduced through project execution and, if not replaced by advances on new projects, the company’s cash position may be reduced.  While the impact of continued market volatility cannot be predicted, the company believes that for the next 12 months, its current cash and marketable security balances, cash generated from operations and additional client advance billings, along with unused credit capacity and the option to issue debt or equity securities, if required, is expected to be sufficient to fund operating requirements. The company’s conservative financial strategy and consistent operating performance have earned it strong credit ratings resulting in continued access to the financial markets. The company’s total debt to total capitalization (“debt-to-capital”) ratio, which is based on shareholders’ equity, at September 30, 2009 was 4.2 percent compared to 5.3 percent at December 31, 2008. As of September 30, 2009, the company was in compliance with all of the financial covenants related to its debt agreements.

Off-Balance Sheet Arrangements

Guarantees, Insurance Arrangements and Variable Interest Entities

Guarantees  The company maintains a variety of commercial commitments that are generally made available to provide support for various commercial provisions in its engineering and construction contracts. The company has $3.0 billion in committed and uncommitted lines of credit to support letters of credit, which includes a new $500 million letter of credit facility executed in September 2009. This new facility matures in 2014. Letters of credit are provided to clients in the ordinary course of business in lieu of retention or performance and completion guarantees on engineering and construction contracts. At September 30, 2009, the company had $1.1 billion in letters of credit outstanding. The company has $141 million in credit lines for general purposes in addition to the amount above. The company also posts surety bonds as generally required by commercial terms, primarily to guarantee its performance on state and local government contracts.

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Performance guarantees outstanding as of September 30, 2009 amounted to $3.3 billion. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims.

Financial guarantees, provided in the ordinary course of business to clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay.  As of September 30, 2009, there were no material guarantees outstanding.

Insurance Arrangements  The company utilizes a number of providers to meet its insurance and surety needs. The global recession has not disrupted the company’s insurance or surety programs or limited its ability to access needed insurance or surety capacity.

Variable Interest Entities  In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. Applying the guidance of FASB Interpretation No. 46 (Revised) “Consolidation of Variable Interest Entities” (ASC 810), the company evaluates qualitative and quantitative information for each partnership or joint venture at inception to determine, first, whether the entity formed is a variable interest entity (“VIE”) and, second, if the company is the primary beneficiary and needs to consolidate the entity. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the entity is a VIE and whether consolidation is still required.  As of September 30, 2009, there were no material changes to the company’s maximum exposure of loss as a result of its investments in unconsolidated VIEs or the carrying value of the assets and liabilities for consolidated VIEs as reported in its annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company utilizes derivative instruments to hedge exposures to foreign exchange rates and commodity prices to minimize the volatility of project cost. The company does not enter into derivative transactions for speculative or trading purposes. At September 30, 2009, the company had foreign exchange forward contracts of less than two years duration to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts was $156 million. At September 30, 2009 the company had commodity swap forward contracts of less than four years duration and a total gross notional amount of $70 million.

There have been no material changes to market risk in the first nine months of 2009. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2008 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended September 30,
(in millions)	2009	2008

Backlog – beginning of period	$30,892.1	$33,009.9
New awards	2,875.1	8,811.3
Adjustments and cancellations, net	(471.3)	221.6
Work performed	(5,248.5)	(5,506.0)

Backlog – end of period	$28,047.4	$36,536.8

	Nine Months Ended September 30,
(in millions)	2009	2008

Backlog – beginning of period	$33,245.3	$30,170.8
New awards	15,139.3	20,903.4
Adjustments and cancellations, net	(4,305.7)	1,176.8
Work performed	(16,031.5)	(15,714.2)

Backlog – end of period	$28,047.4	$36,536.8

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended September 30, 2009 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (2)

July 1, 2009 – July 31, 2009	691	$48.81	N/A	6,470,800

August 1, 2009 – August 31, 2009	6,548	$58.15	N/A	6,470,800

September 1, 2009 – September 30, 2009	1,006,462	$52.65	1,000,000	5,470,800

Total	1,013,701	$52.68	1,000,000

(1)

Includes 13,701 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans and 1,000,000 shares of company stock repurchased and cancelled by the company during September 2009 under its stock repurchase program for total consideration of $52,669,895.

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

*  New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2009 and 2008, (ii) the Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008, and (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 9, 2009	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date:	November 9, 2009	/s/ Gary G. Smalley
Gary G. Smalley
Vice President and Controller