Form 10-K
period 2009-12-31
FLUOR CORP
filed 2010-02-25
CIK 1124198

Use these links to rapidly review the document

FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

        As of June 30, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $9.2 billion based on the closing sale price as reported on the New York Stock Exchange.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2010
Common Stock, $.01 par value per share	178,799,261 shares
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2010 (Proxy Statement)	Part III

FLUOR CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

i

Forward-Looking Information

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

PART I

Item 1.    Business

        Fluor Corporation was incorporated in Delaware on September 11, 2000 prior to a reverse spin-off transaction that separated us from our coal business which now operates as Massey Energy Company. However, through various of our predecessors, we have been in business for almost 100 years. Our principal executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas 75039, telephone number (469) 398-7000.

        Our common stock currently trades on the New York Stock Exchange under the ticker symbol "FLR".

        Fluor Corporation is a holding company that owns the stock of a number of subsidiaries. Acting through these subsidiaries, we are one of the largest professional services firms, providing engineering, procurement, construction and maintenance as well as project management services on a global basis. We serve a diverse set of industries worldwide including oil and gas, chemicals and petrochemicals, transportation, mining and metals, power, life sciences and manufacturing. We are also a primary service provider to the U.S. federal government. We perform operations and maintenance activities for major industrial clients and, in some cases, operate and maintain their equipment fleet.

        Our business is aligned into five principal operating segments. The five segments are Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. Fluor Constructors International, Inc., which is organized and operates separately from the rest of our business, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects in each of our segments. Financial information on our segments, as defined under accounting principles generally accepted in the United States, is set forth on page F-39 of this annual report on Form 10-K under the caption "Operating Information by Segment," which is incorporated herein by reference.

Competitive Strengths

        As an integrated world class provider of engineering, procurement, construction, maintenance and project management services, we believe that our business model allows us the opportunity to bring to our clients compelling business offerings that combine excellence in execution, safety, cost containment and experience. In that regard, we believe that our business strategies, which are based on certain of our core competencies, provide us with some significant competitive advantages:

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

        Financial Strength We believe that we are among the most financially sound companies in our sector. We strive to maintain a solid financial condition, placing an emphasis on having a strong balance sheet and an investment grade credit rating. Our financial strength provides us a valuable competitive advantage in terms of access to surety bonding capacity and letters of credit which are critical to our business. Our strong balance sheet also allows us to fund our strategic initiatives, pay dividends, pursue opportunities for growth and better manage unanticipated cash flow variations.

        Safety One of our core values and a fundamental business strategy is our constant pursuit of safety. Both for us and our clients, the maintenance of a safe workplace is a key business driver. In the areas in which we provide our services, we have delivered and continue to deliver excellent safety performance, with our safety record being significantly better than the national industry average. In our estimation, a safe job site decreases risks on a project site, assures a proper environment for our employees and enhances their morale, reduces project cost and exposure and generally improves client relations. We believe that our safety record is one of our most distinguishing features.

        Global Execution Platform As the largest U.S.-based, publicly-traded engineering, procurement, construction and maintenance company, we have a global footprint with employees in 66 countries. Our global presence allows us to build local relationships that permit us to capitalize better on opportunities near these locations. It also provides comfort to our larger internationally-based clients that we know and understand the markets where they may elect to use our services and allows us to mobilize quickly to those locations where projects arise.

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

        Risk Management We believe that our ability to assess, understand and gauge project risk, especially in difficult locations or circumstances or in a lump-sum contracting environment, gives us the ability to selectively enter into markets or accept projects where we feel we can best perform. We have an experienced management team, particularly in risk management and project execution, which helps us to better anticipate and understand potential risks and, therefore, how to manage them. Our risk management capabilities allow us to better control costs and ensure timely performance, which in turn leads to clients who are satisfied with the delivered product.

General Operations

        Our services fall into five broad categories: engineering, procurement, construction, maintenance and project management. We offer these services independently as well as on a fully integrated basis. Our services can range from basic consulting activities, often at the early stages of a project, to complete, total-responsibility, design-build contracts.

  •
  In the engineering area, our expertise ranges from traditional engineering disciplines such as piping, mechanical, electrical, control systems, civil, structural and architectural to advanced engineering specialties including process engineering, chemical engineering, simulation, enterprise integration, integrated automation processes and interactive 3-D modeling. As part of these services, we often provide conceptual design services, which allow us to align each project's function, scope, cost and schedule with the client's objectives in order to optimize project success. Also included within these services are such activities as feasibility studies, project development planning, technology evaluation, risk management assessment, global siting, constructability reviews, asset optimization and front-end engineering.

  •
  Our procurement organization offers traditional procurement services as well as supply chain solutions aimed at improving product quality and performance while also reducing project cost and schedule. Our clients benefit from our global sourcing and supply expertise, global purchasing power, technical knowledge, processes, systems and experienced global resources. Our traditional procurement activities include strategic sourcing, material management, contracts management, buying, expediting, supplier quality inspection, logistics and export control.

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

  •
  Project management is required on every project, with the primary responsibility of managing all aspects of the effort to deliver projects on schedule and within budget. Fluor is often hired as the overall program manager on large complex projects where various contractors and subcontractors are involved and multiple activities need to be integrated to ensure the success of the overall project. Project management services include logistics, developing project execution plans, detailed schedules, cost forecasts, progress tracking and reporting, and the integration of the engineering, procurement and construction efforts. Project management is accountable to the client to deliver the safety, functionality and financial performance requirements of the project.

We operate in five principal business segments, as described below.

Oil & Gas

        Through our Oil & Gas segment, we have long served the global oil and gas production and processing industries as an integrated service provider offering a full range of design, engineering, procurement, construction and project management services to a broad spectrum of energy-related industries. We serve a number of specific industries including upstream oil and gas production, downstream refining, chemicals and petrochemicals. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies that has the global strength and reach to perform extremely large projects in difficult locations. As the locations of large scale oil, gas and chemicals projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength and experience. Moreover, as many of our clients continue to recognize that they need to invest and expend resources to meet oil, gas and chemicals demands, we believe that the company has been and will continue to be extremely well-positioned to capitalize on these opportunities.

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

        In the upstream sector, increased demand for oil and gas has resulted in the need for our clients to develop new sources of supply. Our typical projects in the upstream sector revolve around the production, processing and transporting of oil and gas resources, including the development of major new fields, as well as liquefied natural gas (LNG) projects. We are also active and see additional opportunities in the Canadian oil sands market.

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

        In the chemicals and petrochemicals market, we have been very active for several years with major projects involving the expansion of ethylene based derivatives and polysilicon production. The most active markets have been in the Middle East with the availability of advantaged feedstocks and in China where there is significant demand for chemical products.

        With our partner Grupo ICA, we maintain a joint venture known as ICA Fluor, through which we continue to participate in the Mexican and Central American oil, gas, power, chemical and other markets.

Industrial & Infrastructure

        The Industrial & Infrastructure segment provides design, engineering, procurement and construction services to the transportation, wind power, mining and metals, life sciences, telecommunications, manufacturing, commercial and institutional development, microelectronics and healthcare sectors. These projects often require state-of-the-art application of our clients' processes and intellectual knowledge. We focus on providing our clients with solutions to reduce and contain cost and to compress delivery schedules. By doing so, we are able to complete our clients' projects on a quicker, more cost efficient basis.

        In transportation, we continue to promote our business model of pursuing large complex projects. We provide a broad range of services including consulting, design, planning, financial structuring, engineering and construction management, domestically and internationally. Our service offerings include transportation infrastructure such as roads, highways, bridges and rail. Many of our projects involve the use of public/private partnerships, which allow us to develop and finance deals in concert with public entities for projects such as toll roads that would not have otherwise been commenced had only public funding been available.

        Applying a similar model to the one used when developing complex transportation projects, we have co-developed what will be one of the largest offshore wind farm projects, located off the coast of the United Kingdom. Following development, we elected to sell our joint venture interest in the wind farm development and secured the engineering, procurement and construction contract. That contract has provided us with valuable experience and a competitive advantage when pursuing similar ventures, projects and contracts for future offshore wind developments as evidenced by a recent award to a Fluor consortium for the exclusive right to develop wind farms off the Scottish coast.

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

        Life sciences, encompassing primarily the pharmaceuticals and biotechnology industries, is an important part of the Industrial & Infrastructure segment. In this area, we provide design, engineering, procurement, construction and construction management services. We also specialize in providing validation and commissioning services where we not only bring new facilities into production but we also keep existing facilities operating. As a fully integrated provider of services to life sciences clients, we can provide all the necessary tools to successfully create and complete projects. The ability to do this on a large scale basis, especially in a business where time to market is critical, allows us to better serve our clients and is a key competitive advantage.

        In manufacturing, we provide design, engineering, procurement, consulting, construction and construction management services to a wide variety of industries. We have recently seen opportunities for growth in the solar energy arena, including the production of solar panels for use in producing environmentally clean alternative energy. Similarly, there are opportunities for consumer electronics, chip fabrication and microelectronic facilities.

        We also continue to pursue projects in the healthcare market. Target projects include for-profit and non-profit healthcare centers as well as university medical centers.

Government

        Fluor's Government Group is a provider of engineering, construction, logistics support, contingency response and management and operations services to the U.S. government. We are primarily focused on the Department of Energy, the Department of Homeland Security and increasingly the Department of Defense. Because the U.S. government is the single largest purchaser of outsourced services in the world, with a relatively stable year-to-year budget, it represents an attractive opportunity for the company.

        For the Department of Energy, we provide site management, environmental remediation, decommissioning, engineering and construction services and have been very successful in addressing the myriad of environmental and regulatory challenges associated with these sites. Following the company's successful and timely closure of the Department of Energy's superfund site in Fernald, Ohio, a Fluor-led team was awarded and has taken over responsibility for the Savannah River site near Aiken, South Carolina. There, our team is engaged in managing and operating this important site which encompasses over 300 square miles and over 7,000 employees. We also remain active at the Department of Energy's Hanford, Washington site where we continue to support decommissioning activities. We are leveraging our skills and experience to pursue additional domestic and international opportunities in the nuclear services and environmental remediation arenas.

        Fluor's Government Group provides engineering and construction services, as well as logistics and contingency operations support, to the Department of Defense. We support military logistical and infrastructure needs around the world. Current long-term contracts include CETAC II and LOGCAP IV which provide for engineering, procurement, construction and logistical augmentation services to the U.S. military in various international locations, with a primary focus on the United States military-related activities in and around the Middle East. In combination with our subsidiary, Del-Jen, Inc., we are a leading provider of outsourced services to the federal government. We provide operations and maintenance services at military bases and education and training services to the Department of Labor, particularly through Job Corps programs.

        The company is also providing significant support to the Department of Homeland Security. We are particularly involved in supporting the U.S. government's rapid response capabilities to address security issues and disaster relief, the latter primarily through our long-standing relationship with the Federal Emergency Management Agency.

Global Services

        The Global Services segment integrates a variety of customized service capabilities that assist industrial clients in improving the performance of their plants and facilities. Capabilities within Global Services include operations and maintenance activities, small capital project engineering and execution, site equipment and tool services, industrial fleet services, plant turnaround services and temporary staffing.

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

        Global Services' activities in the operations and maintenance markets include providing facility start-up and management, plant and facility maintenance, operations support and asset management services to the oil and gas, chemicals, life sciences, mining and metals and manufacturing industries. We are a leading supplier of operations and maintenance services, providing our service offerings both domestically and internationally.

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

Power

        In the Power segment, we provide a full range of services to the gas fueled, solid fueled, renewables, nuclear and plant betterment marketplaces. In addition, in 2010, our plant betterment services were combined with power services, an offering previously provided by the Global Services segment, enabling us to deliver a full range of services from a single, vertically integrated group. Our services include engineering, procurement, construction, program management, start-up and commissioning, and operations and maintenance. In the gas fueled market, we offer a full range of services for simple and combined cycle reference designs as well as complete solutions for Integrated Gasification Combined Cycle (IGCC) technologies. In the solid fueled market, we offer a full range of services for subcritical, supercritical, ultra-supercritical and circulating fluidized bed (CFB) technologies through a range of reference designs. In the renewables market, we offer a full range of engineering, procurement, construction, maintenance and program management services for biomass, solar, wind and geothermal facilities. In the emerging nuclear market, we are strategically positioned to offer Fluor's extensive nuclear experience for new build plants, capital modifications, extended power uprate (EPU) projects and operations and maintenance services on a global basis. Our services include engineering, construction, construction management, operations and maintenance and quality assurance and control. We have qualified for and received the required nuclear construction certification "N-stamps", an important prerequisite to securing major contracts in this market. In the power services market, we design, install and commission emissions reduction equipment in order to assist our clients with environmental guideline compliance, as well as perform operations and maintenance and capital project services.

        The solid fueled business line has significant experience in designing and constructing coal-fired power generation facilities while delivering proven full scale technology for base load capacity that comply with stringent industry emission guidelines. With a near-term moratorium on environmental permits for new coal-fired facilities in the United States, investment in gas-fired plants is showing some resurgence. We are also expanding our international operations as we seek to grow globally.

        Also, to assist owners to comply with current emissions guidelines, our power services unit offers engineering, procurement, construction, operations and maintenance and commissioning solutions utilizing both conventional and multi-pollutant technologies. We also offer comprehensive solutions for carbon capture and sequestration for solid fueled, gas fueled, and IGCC projects, including our proprietary Econamine FG PlusSM CO2 capture technology. The re-emergence of new build nuclear power in the U.S. market would significantly assist in the overall reduction of carbon dioxide emissions and provide economical solutions for baseload capacity additions. We are positioned for this market in the United States and globally offering a wide range of proven services. For clients looking to expand their renewables generation portfolio, we provide a full service solution for solar, wind, geothermal, waste-to-energy and biomass fueled projects.

Other Matters

Backlog

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power segments at December 31, 2009 and 2008.

	December 31, 2009	December 31, 2008
	(in millions)
Oil & Gas	$11,771	$21,368
Industrial & Infrastructure	10,250	6,691
Government	1,017	804
Global Services	2,441	2,606
Power	1,300	1,776

Total	$26,779	$33,245

        The following table sets forth our consolidated backlog at December 31, 2009 and 2008 by region.

	December 31, 2009	December 31, 2008
	(in millions)
United States	$10,125	$16,767
Asia Pacific (including Australia)	3,270	1,681
Europe, Africa and Middle East	7,183	12,478
The Americas	6,201	2,319

Total	$26,779	$33,245

        For purposes of the preceding tables, we include our operations and maintenance activities when we compute our backlog for our Global Services segment; however, the equipment and temporary staffing operations of our Global Services segment generally do not report backlog due to the quick turnaround between the receipt of new awards and the recognition of revenue. With respect to backlog in our Government segment, if a contract covers multiple years, we generally only include the amounts for which Congressional funding has been approved and then only for that portion of the work to be completed in the next 12 months. For our contingency operations, we include only those amounts for which specific task orders have been received. For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog.

        We expect to perform approximately 60 percent of our backlog in 2010. The dollar amount of the backlog is not necessarily indicative of our future revenue or earnings related to the performance of such work. Although backlog reflects business that is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict the portion of our December 31, 2009 backlog estimated to be performed annually subsequent to 2010.

        For additional information with respect to our backlog, please refer to Item 7. — "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

Types of Contracts

        While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two groups of contracts: cost reimbursable contracts, and guaranteed maximum or fixed-price contracts. In some markets, we are seeing "hybrid" contracts containing both fixed-price and cost reimbursable elements. As of December 31, 2009, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	December 31, 2009
	(in millions)	Percentage
Cost Reimbursable	$21,269	79.4%
Guaranteed Maximum and Fixed-Price	$5,510	20.6%

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

        Our Government segment, as a prime contractor or a major subcontractor for a number of U.S. government programs, generally performs its services under cost reimbursable contracts subject to applicable statutes and regulations. In many cases, these contracts include incentive fee arrangements. The programs in question often take many years to complete and may be implemented by the award of many different contracts. Despite the fact that these programs are generally awarded on a multi-year basis, the funding for the programs is generally approved on an annual basis by Congress. The government is under no obligation to maintain funding at any specific level, or funds for a program may even be eliminated thereby significantly curtailing or stopping a program. Our government clients may terminate or decide not to renew our contracts with little or no prior notice and, as a result, could significantly reduce our expected revenue.

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

Competition

        We are one of the world's largest providers of engineering, procurement and construction services. The markets served by our business are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S. companies such as Bechtel Group, Inc., Jacobs Engineering Group, Inc., KBR Inc., Chicago Bridge and Iron Company N.V.,

CH2M Hill Companies Limited, the Shaw Group and URS Corporation, and international companies such as Foster Wheeler AG, Technip, WorleyParsons Limited, AMEC plc, JGC Corporation, Hyundai Engineering & Construction Company and Chiyoda Corporation.

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

Significant Clients

        For 2009, 2008 and 2007, revenue earned directly or indirectly from agencies of the U.S. government accounted for 9 percent, 6 percent and 8 percent, respectively, of our total revenue. We are not dependent on any single federal agency or upon any other single client on an ongoing basis, and the loss of any single client would not have a material adverse effect on our business. No single client accounted for over 10 percent of our revenue in any of the last three years.

Raw Materials

        The principal products we use in our business include structural steel, metal plate, concrete, cable and various electrical and mechanical components. These products and components are subject to raw material (aluminum, copper, nickel, iron ore, etc.) availability and commodity pricing fluctuations, which we monitor on a regular basis. Fluor has access to numerous global supply sources and we do not foresee any unavailability of these items that would have a material adverse effect on our business in the near term. However, the availability of these products, components and raw materials may vary significantly from year to year due to various factors including client demand, producer capacity, market conditions and specific material shortages.

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

Environmental, Safety and Health Matters

        We believe, based upon present information available to us, that our accruals with respect to future environmental cost are adequate and any future cost will not have a material effect on our consolidated financial position, results of operations, liquidity capital expenditures or competitive position. Some factors, however, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup cost or the allocation of such cost among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.

Number of Employees

        The following table sets forth the number of employees of Fluor and its subsidiaries engaged in our business segments as of December 31, 2009:

Number of Employees
Salaried Employees:
Oil & Gas	10,864
Industrial & Infrastructure	2,994
Government	3,550
Global Services	3,566
Power	790
Other	3,179

Total Salaried	24,943
Craft and Hourly Employees	11,209

Total	36,152

        The number of craft and hourly employees, who provide support throughout the various business segments, varies in relation to the number and size of projects we have in process at any particular time.

Available Information

        Our website address is www.fluor.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the "Investor Relations" portion of our website, under the heading "SEC Filings" filed under "Financial Information." These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. These reports, and any amendments to them, are also available at the internet website of the Securities and Exchange Commission, http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, you may call 1-800-732-0330. We also maintain various documents related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Codes of Conduct on the "Investor Relations" portion of our website under the heading "Corporate Governance Documents" filed under "Corporate Governance."

Item 1A.    Risk Factors

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

        As of December 31, 2009, our backlog was approximately $26.8 billion. Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Project cancellations, scope adjustments or deferrals may occur, from time to time, with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. For example, in 2009, we removed approximately $5.3 billion worth of project contracts previously included in our backlog due to client cancellations or scope reductions. Many of our contracts have termination for convenience provisions in them. In addition, projects may remain in our backlog for an extended period of time. Finally, poor project or contract performance could also impact our backlog and profits. It is unclear what impact the current market conditions may have on our backlog. The ongoing financial crisis may result in a diminished ability to replace backlog once projects are completed and/or may result in the cancellation, modification or deferral of projects currently in our backlog, as discussed below. Such developments could have a material adverse effect on our business and our profits.

Our revenue and earnings are largely dependent on the award of new contracts which we do not directly control.

        A substantial portion of our revenue and earnings is generated from large-scale and increasingly international project awards. The timing of when project awards will be made is unpredictable and outside of our control. We operate in highly competitive markets where it is difficult to predict whether and when we will receive awards since these awards and projects often involve complex and lengthy negotiations and bidding processes. These processes can be impacted by a wide variety of factors including governmental approvals, financing contingencies, commodity prices, environmental conditions and overall market and economic conditions. In addition, during this current economic downturn, many of our competitors may be more inclined to take greater or unusual risks or terms and conditions in a contract that we might not deem market or acceptable. Because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate from quarter to quarter and year to year depending on whether and when project awards occur and the commencement and progress of work under awarded contracts. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated.

Intense competition in the engineering and construction industry could reduce our market share and profits.

        We serve markets that are highly competitive and in which a large number of multinational companies compete. Among our competitors are U.S. companies such as Bechtel Group, Inc., Jacobs Engineering Group, Inc., KBR Inc., Chicago Bridge and Iron Company N.V., CH2M Hill Companies Limited, the Shaw Group and URS Corporation, and international companies such as Foster Wheeler AG, Technip, WorleyParsons Limited, AMEC plc, JGC Corporation, Hyundai Engineering & Construction Company and Chiyoda Corporation. In particular, the engineering and construction markets are highly competitive and require substantial resources and investment in technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

The ongoing worldwide financial crisis will likely affect a portion of our client base, subcontractors and suppliers and could materially affect our backlog and profits.

        The ongoing worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations worldwide. Current financial market conditions have resulted in significant write-downs of asset values by financial institutions, and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets could adversely affect our clients' or our own borrowing capacity, which support the continuation and expansion of projects worldwide, and could result in contract cancellations or suspensions, project delays, payment delays or defaults by our clients. In addition, in response to current market conditions, clients may choose to make fewer capital expenditures, to otherwise slow their spending on our services or to seek contract terms more favorable to them. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our subcontractors or suppliers could increase our cost or adversely impact project schedules. Finally, our ability to expand our business would be limited if, in the future, we are unable to access sufficient credit capacity, including capital market funding, bank credit, such as letters of credit, and surety bonding on favorable terms or at all. These disruptions could materially impact our backlog and profits.

We are dependent upon third parties to complete many of our contracts.

        Much of the work performed under our contracts is actually performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. In many instances, we are responsible for any failure by a third-party subcontractor to comply with applicable laws, rules and regulations. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum or a fixed-price type contract, we may suffer losses on these contracts. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to source these supplies, equipment or services on a delayed basis or at a higher price than anticipated, which could impact contract profitability. These risks may be intensified during the current economic downturn if our suppliers, manufacturers or subcontractors experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the services or supplies necessary for our business. Finally, a failure by a third-party subcontractor to comply with applicable laws, rules or regulations could negatively impact our business and, in the case of government contracts, could result in fines, penalties, suspension or even debarment.

Our vulnerability to the cyclical nature of certain markets we serve is exacerbated during economic downturns.

        The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. If the global economy remains relatively weak and/or if client spending continues to decline, then our overall revenue and profitability could be harmed; we cannot predict the strength of the current economic slowdown or when an economic recovery will occur. Moreover, given the nature of the markets we serve, the recovery in our business has traditionally lagged behind recoveries in the overall economy and therefore may not recover as quickly as other businesses. Although economic downturns can impact our entire business, our commodity-based segments tend to be more cyclical in nature, and our commodity-based business lines, such as our Oil and Gas segment, can be affected by a decrease in worldwide demand for these projects. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to economic downturns such as the downturn the world economy is currently encountering. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in these industries, especially during periods of economic uncertainty.

Reduced activity and spending from our hydrocarbon clients could adversely impact our backlog, revenue and earnings.

        Over the past few years, our Oil and Gas segment, largely driven by capital expenditures from our clients in the hydrocarbon industry, has been our largest generator of backlog, revenue and earnings. The decisions by our hydrocarbon clients to utilize our services are driven by a number of factors including the price of oil and gas, technological advances, the ability of our clients to generate capital to pay for the services we provide, political and economic conditions, changes in laws and regulations, and the demand for hydrocarbon production. In addition, the services we provide to the hydrocarbon industry may arise in locations where we are prohibited or otherwise unwilling or unable to act. These factors are beyond our control. Reduced activity in the hydrocarbon industry, or the location of projects in certain geographic locations or environments where it is difficult to operate, could result in a reduction in the availability of major projects which may in turn result in a reduction of our backlog, revenue and earnings.

If we experience delays and/or defaults in client payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

        Because of the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from the client in amounts sufficient to cover expenditures as they are incurred. In difficult economic times, some of our clients may find it increasingly difficult to pay invoices for our services timely, increasing the risk that our accounts receivables could become uncollectible and ultimately be written off. Delays in client payments may require us to make a working capital investment, which could impact our cash flows and liquidity. If a client fails to pay invoices on a timely basis or defaults in making its payments on a project in which we have devoted significant resources, there could be a material adverse effect on our results of operations or liquidity.

We may experience reduced profits or losses under or, in some cases, cancellations or deferrals of, contracts if costs increase above estimates.

        We conduct our business under various types of contractual arrangements where costs are estimated in advance. In terms of dollar-value, the majority of our contracts allocate the risk of cost overruns to our clients by requiring our clients to reimburse us for our cost. Approximately 21 percent of the dollar-value of our contracts is currently guaranteed maximum price or fixed-price contracts, where we bear a significant portion of the risk for cost overruns. Under these types of contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials. If these estimates prove inaccurate, or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, or our suppliers' or subcontractors' inability to perform, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project. These risks tend to be exacerbated for longer-term contracts since there is increased risk that the circumstances under which we based our original bid could change with a resulting increase in costs. In many of these contracts, we may not be able to obtain compensation for additional work performed or expenses incurred, and if a project is delayed, we may be required to pay liquidated damages. Even under our cost-reimbursable contracts, where we do not bear the risk of cost-overruns, costs can exceed client expectations, resulting in deferrals or even cancellations of the contract.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.

        Our ability to generate cash in the future is important to fund our continuing operations and to service our indebtedness. To the extent that existing cash balances and cash flow from operations, together with borrowing capacity under our credit facilities, are insufficient to make future investments, make acquisitions or provide needed additional working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

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

        We enter into various joint ventures as part of our engineering, procurement and construction businesses, including ICA Fluor and project-specific joint ventures, where control may be shared with unaffiliated third parties. Differences in opinions or views between joint venture partners can result in delayed decision-making or failure to agree on material issues which could adversely affect the business and operations of the venture. From time to time in order to establish or preserve a relationship, or to better ensure venture success, we may accept risks or responsibilities for the joint venture which are not necessarily proportionate with the reward we expect to receive. The success of these and other joint ventures also depends, in large part, on the satisfactory performance by our joint venture partners of their joint venture obligations, including their obligation to commit working capital, equity or credit support as required by the joint venture and to support their indemnification and other contractual obligations. If our joint venture partners fail to satisfactorily perform their joint venture obligations as a result of financial or other difficulties, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, increased liabilities or significant losses for us with respect to the joint venture. In addition, a failure by a joint venture partner to comply with applicable laws, rules or regulations could negatively impact our business and, in the case of government contracts, could result in fines, penalties, suspension or even debarment.

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

        We enter into significant government contracts, from time to time, such as those that we have with the U.S. Department of Energy as part of a teaming arrangement at Savannah River Nuclear Solutions LLC ("Savannah River") or with the Department of Defense for the LOGCAP IV contract. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls, which could result in withholding or delay of payments to us. Government contracts are also exposed to uncertainties associated with Congressional funding. The government is under no obligation to maintain funding at any specific level and funds for a program may even be eliminated. Our government clients may terminate or decide not to renew our contracts with little or no prior notice.

        In addition, government contracts are subject to specific regulations. For example, we must comply with the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Service Contract Act and Department of Defense security regulations. We must also comply with various other government regulations and requirements as well as various statutes related to employment practices, environmental protection, recordkeeping and accounting. These laws impact how we transact business with our governmental clients and, in some instances, impose significant costs on our business operations. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily suspended or even debarred from government contracting or subcontracting.

        We also run the risk of the impact of government audits, investigations and proceedings, and so-called "qui tam" actions, where treble damages can be awarded, brought by individuals or the government under the Federal False Claims Act that, if an unfavorable result occurs, could impact our profits and financial condition, as well as our ability to obtain future government work. For example, government agencies such as the U.S. Defense Contract Audit Agency (the "DCAA") routinely review and audit government contractors. Despite the fact that we take precautions to prevent and deter fraud, misconduct or other non-compliance, we face the risk that our employees, partners or subcontractors may engage in such activities. If any of these agencies determine that a rule or regulation has been violated, a variety of penalties can be imposed including criminal and civil penalties all of which would harm our reputation with the government or even debar us from future government activities. The DCAA has the ability to review how we have accounted for cost under the FAR and CAS, and if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed. Furthermore, in this environment, if we have significant disagreements with our government clients concerning costs incurred, negative publicity could arise which could adversely effect our industry reputation and our ability to compete for new contracts.

        If one or more of our government contracts are terminated for any reason including for convenience, if we are suspended or debarred from government contract work, or if payment of our cost is disallowed, we could suffer a significant reduction in expected revenue and profits.

Fluctuations and changes in the government's spending priorities could adversely impact our business expectations.

        An increasing portion of our revenue is being generated from work we perform for the U.S. government especially from contracts with the Department of Defense. Political instability, often driven by war, conflict or natural disasters, coupled with the U.S. government's fight against terrorism has resulted in increased spending from which we have benefitted, including in locations such as Afghanistan. Future levels of expenditures, especially with regard to foreign military commitments, may decrease or may be shifted to other programs in which we are not a participant. As a result, a general decline in U.S. defense spending or a change in priorities could reduce our profits or revenue.

If we guarantee the timely completion or performance standards of a project, we could incur additional cost to cover our guarantee obligations.

        In some instances and in many of our fixed-price contracts, we guarantee a client that we will complete a project by a scheduled date. We sometimes commit that the project, when completed, will also achieve certain performance standards. From time to time, we may also assume a project's technical risk, which means that we may have to satisfy certain technical requirements of a project despite the fact that at the time of project award, we may not have previously produced the system or product in question. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the cost to cause the project to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages. To the extent that these events occur, the total cost of the project could exceed our original estimates and we could experience reduced profits or, in some cases, a loss for that project.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

        We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of cost they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a "claims-made" basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposure, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, and reduce our cash available for operations.

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

        Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. As of December 31, 2009, approximately 62 percent of our projected backlog consisted of revenue to be derived from projects and services to be completed outside the United States. We expect that a significant portion of our revenue and profits will continue to come from international projects for the foreseeable future.

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

Our employees work on projects that are inherently dangerous and a failure to maintain a safe work site could result in significant losses.

        We often work on large-scale and complex projects, frequently in geographically remote locations. Our project sites can place our employees and others near large equipment, dangerous processes or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation. Often, we are responsible for safety on the project sites where we work. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries. Although we maintain functional groups whose primary purpose is to implement effective health, safety and environmental procedures throughout our company, the failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability.

We work in international locations where there are high security risks, which could result in harm to our employees or unanticipated cost.

        Some of our services are performed in high risk locations, such as Afghanistan and Iraq, where the country or location is subject to political, social or economic risks, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial security costs to maintain the safety of our personnel. Despite these activities, in these locations, we cannot guarantee the safety of our personnel and we may suffer future losses of employees and subcontractors.

Foreign exchange risks may affect our ability to realize a profit from certain projects.

        We generally attempt to denominate our contracts in the currencies of our expenditures. However, we do enter into contracts that subject us to currency risk exposure, particularly to the extent contract revenue is denominated in a currency different than the contract costs. We attempt to minimize our exposure from currency risks by obtaining escalation provisions for projects in inflationary economies or entering into derivative (hedging) instruments, when there is currency risk exposure that is not naturally mitigated via our contracts. However, these actions may not always eliminate all currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. The company does not enter into derivative instruments or hedging activities for speculative or trading purposes. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. cash and asset balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars. Financial hedging may be used to minimize currency volatility for financial reporting purposes.

We continue to expand our business in areas where surety bonding is required, but surety bonding capacity is limited.

        We continue to expand our business in areas where the underlying contract must be bonded, especially in the transportation infrastructure arena in which bonding is predominately provided by surety companies. These surety bonds indemnify the client if we fail to perform our obligations under the contract. Failure to provide a bond on terms required by a client may result in an inability to compete for or win a project. Historically, we have had a strong surety bonding capacity but, as is typically the case, bonding is at the surety's sole discretion. In addition, because of the overall limitations in worldwide bonding capacity, we may find it difficult to find sufficient surety bonding capacity to meet our total surety bonding needs. Moreover, these contracts are often very large and extremely complex, which often necessitates the use of a joint venture, often with a competitor, to bid on and perform these types of contracts. However, entering into these types of joint ventures or partnerships exposes us to the credit and performance risks of third parties, many of whom are not as financially strong as us. Such joint ventures or partnerships require the other partners to provide their portion of the required contract surety bonding needs. The inability or failure of these partners to provide their portion of any required surety bonding may result in an inability to compete for or win these types of projects. In addition, if our joint ventures or partners fail to perform, we could suffer negative results.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, agents and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor internal and external compliance. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.

We could be adversely impacted if we fail to comply with domestic and international export laws.

        Fluor's global operations require importing and exporting goods and technology across international borders on a regular basis. Fluor's policy mandates strict compliance with U.S. and foreign international trade laws. To the extent we export technical services, data and products outside of the United States, we are subject to U.S. and international laws and regulations governing international trade and exports including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control with the Department of Treasury. From time to time, we identify certain inadvertent or potential export or related violations. These violations may include, for example, transfers without required governmental authorization. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges and suspension or debarment from participation in U.S. government contracts.

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

We may be affected by market or regulatory responses to climate change.

        Growing concerns about climate change may result in the imposition of additional environmental regulations. For example, there is a growing consensus that new and additional regulations concerning greenhouse gas emissions and/or "cap and trade" legislation may be enacted, which could result in increased compliance costs for us and our clients. Legislation, international protocols, regulation or other restrictions on emissions could also affect our clients, including those who (a) are involved in the exploration, production or refining of fossil fuels such as our Oil & Gas clients, (b) emit greenhouse gases through the combustion of fossil fuels, including some of our Power clients or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition. However, legislation and regulation regarding climate change could also increase the pace of development of carbon capture and storage projects, alternative transportation, alternative energy facilities, such as wind farms, or incentivize increased implementation of clean fuel projects which could positively impact the company. The company cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on the company and its customers.

Our effective tax rate may increase.

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. As such, going forward our effective tax rate may increase.

Our actual results could differ from the assumptions and estimates used to prepare our financial statements.

        In preparing our financial statements, we are required under U.S. generally accepted accounting principles to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include:

  •
  Recognition of contract revenue, costs, profits or losses in applying the principles of percentage of completion accounting;

  •
  Recognition of recoveries under contract change orders or claims;

  •
  Estimated amounts for expected project losses, warranty costs, contract close-out or other costs;

  •
  Collectability of billed and unbilled accounts receivable and the need and amount of any allowance for doubtful accounts;

  •
  Asset valuations;

  •
  Valuations of stock-based compensation;

  •
  Income tax provisions and related valuation allowances;

  •
  Determination of expense and potential liabilities under pension and other post-retirement benefit programs; and

  •
  Accruals for other estimated liabilities.

Our actual business and financial results could differ from our estimates of such results, which could have a material negative impact on our financial condition and reported results of operations.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenue or profits.

        Under our accounting procedures, we measure and recognize a large portion of our profits and revenue under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenue and profits ratably over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and estimated cost is recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. In addition, from time to time, when calculating the total amount of profits and losses, we include unapproved claims as contract value when collection is deemed probable based upon the criteria for recognizing unapproved claims under Accounting Standards Codification (ASC) 605-35-25. Including unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claim. Given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

We maintain a workforce based upon current and anticipated workloads. If we do not receive future contract awards or if these awards are delayed, significant cost may result.

        Our estimates of future performance depend on, among other matters, whether and when we will receive certain new contract awards, including the extent to which we utilize our workforce. The rate at which we utilize our workforce is impacted by a variety of factors including our ability to manage attrition, our ability to forecast our need for services which allows us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects or between internal business groups, and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, these estimates can be unreliable and may frequently change based on newly available information. In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size with our contract needs. If an expected contract award is delayed or not received, we could incur cost resulting from reductions in staff or redundancy of facilities that would have the effect of reducing our profits.

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

        We expect to continue to pursue selective acquisitions of businesses. We cannot assure you that we will be able to locate suitable acquisitions or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Acquisitions may bring us into businesses we have not previously conducted and expose us to additional business risks that are different from those we have traditionally experienced. We also may encounter difficulties identifying all significant risks during our due diligence activities or integrating acquisitions and successfully managing the growth we expect to experience from these acquisitions.

In the event we make acquisitions using our stock as consideration, we would dilute share ownership.

        We intend to grow our business not only organically but also potentially through acquisitions. One method of paying for acquisitions or to otherwise fund our corporate initiatives is through the issuance of additional equity securities. If we do issue additional equity securities, the issuance would have the effect of diluting our earnings per share and shareholders' percentage ownership.

It can be very difficult or expensive to obtain the insurance we need for our business operations.

        As part of business operations, we maintain insurance both as a corporate risk management strategy and in order to satisfy the requirements of many of our contracts. Although we have in the past been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future. We also monitor the financial health of the insurance companies from which we procure insurance, and this is one of the factors we take into account when purchasing insurance. Our insurance is purchased from a number of the world's leading providers, often in layered insurance or co-surety arrangements. If any of our third party insurers fail, abruptly cancel our coverage or otherwise can not satisfy their insurance requirements to us, then our overall risk exposure and operational expenses could be increased and our business operations could be interrupted.

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

These types of provisions in our bylaws could also make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our shareholders. Accordingly, shareholders may be limited in the ability to obtain a premium for their shares.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Major Facilities

        Operations of Fluor and its subsidiaries are conducted at both owned and leased properties in domestic and foreign locations totaling approximately 6.9 million square feet. Our executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas. As our business and the mix of structures is constantly changing, the extent of utilization of the facilities by particular segments cannot be accurately stated. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. While we have operations in 66 countries worldwide, the following table describes the location and general character of our more significant existing facilities:

Location	Interest
United States:
Aliso Viejo, California	Owned and Leased
Greenville, South Carolina	Owned and Leased
Houston (Sugar Land), Texas	Leased
Irving, Texas	Owned
Canada:
Calgary, Alberta	Owned and Leased
Europe:
Camberley, England	Leased
Haarlem, Netherlands	Owned

        During 2010, we will be moving our Camberley operations to Farnborough, England where we will own and lease facilities.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        The company did not submit any matters to a vote of security holders during the fourth quarter of 2009.

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

	Common Stock Price Range
			Dividends Per Share
	High	Low
Year Ended December 31, 2009
Fourth Quarter	$51.75	$39.77	$.125
Third Quarter	$58.62	$45.16	$.125
Second Quarter	$55.40	$33.67	$.125
First Quarter	$51.70	$30.21	$.125
Year Ended December 31, 2008*
Fourth Quarter	$56.01	$28.60	$.125
Third Quarter	$96.45	$46.19	$.125
Second Quarter	$101.37	$70.01	$.125
First Quarter	$77.42	$53.17	$.125

*
Stock price and dividends per share were adjusted for the July 16, 2008 two-for-one stock split.

        Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See Item 1A. — "Risk Factors."

        At February 19, 2010, there were 178,799,261 shares outstanding and 7,317 shareholders of record of the company's common stock. The company estimates there were an additional 224,239 shareholders whose shares were held by banks, brokers or other financial institutions at February 19, 2010.

Issuer Purchases of Equity Securities

        The following table provides information as of the three months ending December 31, 2009 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
October 1 — October 31, 2009	480	$50.24	—	5,470,800
November 1 — November 30, 2009	261,382	44.31	260,000	5,210,800
December 1 — December 31, 2009	—	—	—	5,210,800

Total	261,862	$44.32	260,000	5,210,800

(1)
Includes 1,862 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans and 260,000 shares of company stock repurchased and cancelled by the company during November 2009 under its stock repurchase program for total consideration of $11,527,565.

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

Item 6.    Selected Financial Data

        The following table presents selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K. Amounts are expressed in millions, except for per share and employee information:

	Year Ended December 31,
	2009	2008	2007	2006	2005

CONSOLIDATED OPERATING RESULTS
Total revenue	$21,990.3	$22,325.9	$16,691.0	$14,078.5	$13,161.0
Earnings before taxes(1)(2)	1,136.8	1,141.7	659.9	392.5	320.0
Net earnings attributable to Fluor Corporation(1)	684.9	716.1	528.0	258.2	222.3
Earnings per share(1)(3)(4)
Basic	3.79	3.99	2.99	1.47	1.29
Diluted	3.75	3.89	2.88	1.43	1.27
Return on average shareholders' equity(1)	23.0%	28.1%	27.3%	14.7%	15.0%
Cash dividends per common share(4)	$0.50	$0.50	$0.40	$0.40	$0.32
CONSOLIDATED FINANCIAL POSITION
Current assets(1)	$5,122.1	$4,668.5	$4,055.9	$3,316.4	$3,097.9
Current liabilities(1)	3,301.4	3,162.2	2,850.5	2,387.2	2,311.9

Working capital(1)	1,820.7	1,506.3	1,205.4	929.2	786.0
Property, plant and equipment, net	837.0	799.8	784.4	692.1	581.5
Total assets(1)	7,178.5	6,423.6	5,792.6	4,867.7	4,564.1
Capitalization
Convertible Senior Notes(1)	109.8	133.2	297.7	310.9	302.5
Non-recourse project finance debt	—	—	—	192.8	57.6
Other debt obligations	17.7	17.7	17.7	36.8	34.5
Shareholders' equity(1)	3,305.5	2,671.3	2,280.4	1,742.4	1,647.7

Total capitalization(1)	3,433.0	2,822.2	2,595.8	2,282.9	2,042.3
Total debt as a percent of total capitalization(1)	3.7%	5.3%	12.2%	23.7%	19.3%
Shareholders' equity per common share(1)(4)	$18.48	$14.71	$12.85	$9.90	$9.46
Common shares outstanding at year end(4)	178.8	181.6	177.4	176.0	174.2
OTHER DATA
New awards	$18,455.4	$25,057.8	$22,590.1	$19,276.2	$12,517.4
Backlog at year end	26,778.7	33,245.3	30,170.8	21,877.7	14,926.6
Capital expenditures	233.1	299.6	284.2	274.1	213.2
Cash provided by operating activities(2)	899.3	974.6	921.6	330.0	451.3
Salaried employees	24,943	27,958	25,842	22,078	17,795
Craft/hourly employees	11,209	14,161	15,418	15,482	17,041

Total employees	36,152	42,119	41,260	37,560	34,836

(1)
Includes the impact of adopting Financial Accounting Standards Board Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (ASC 470-20).

(2)
Includes the impact of adopting Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (ASC 810-10-45).

(3)
Includes the impact of adopting FSP Emerging Issues Task Force 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45).

(4)
All share and per share amounts prior to 2008 were adjusted for the July 16, 2008 two-for-one stock split. As such, share and per share amounts for all five years presented are on a comparable basis.

Net earnings in 2009 included a pre-tax charge of $45 million ($0.15 per share) for the non-collectability of a client receivable for a paper mill in the Global Services segment. Net earnings in 2008 included a pre-tax gain of $79 million ($0.27 per share(4)) from the sale of a joint venture interest in a wind power project in the United Kingdom and tax benefits of $28 million ($0.15 per share(4)) from statute expirations and tax settlements that favorably impacted the effective tax rate. Net earnings in 2007 included a credit of $123 million ($0.68 per share(4)) that resulted from the favorable settlement of tax audits for the years 1996 through 2000. See Management's Discussion and Analysis on pages 27 to 43 and Notes to Consolidated Financial Statements on pages F-7 to F-41 for additional information relating to significant items affecting the results of operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying Notes. For purposes of reviewing this document, "segment profit" is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

Results of Operations

Summary of Overall Company Results

        Consolidated revenue of $22.0 billion in 2009 was essentially level with 2008 consolidated revenue of $22.3 billion. The revenue for the Industrial & Infrastructure and Government segments increased in 2009 when compared to the prior year, while 2009 revenue decreases occurred in the other three segments.

        Consolidated revenue in 2008 increased to $22.3 billion compared to $16.7 billion in 2007. While all business segments contributed to the increase in revenue in 2008, the Oil & Gas segment was the primary driver, growing by 55 percent when compared to the prior year.

        Over the past several years, the company has experienced significant revenue growth, particularly in the Oil & Gas segment, due to higher levels of capital spending by many clients to support an increase in global demand for oil and gas. However, the global credit crisis and falling oil prices resulted in some project delays and cancellations in 2009 as some clients reassessed their capital spending plans. In addition, the capacity expansion in the North American refining market is nearing an end, further impacting the segment's ability to maintain its recent level of performance. Though the prospect of growth for the Industrial & Infrastructure and Government segments remains promising, the weak economy continues to affect the Global Services segment, with uncertainty over the timing of a broad-based recovery. The Power segment continues to be impacted by delays in obtaining air permits for coal-fired power plants and the lingering effects of the global credit crisis and recession.

        Earnings before taxes were $1.1 billion in both 2009 and 2008. The 2009 segment profit of the Oil & Gas segment increased slightly from 2008, while the 2009 performance of both the Government and Power segments improved significantly. The 2009 segment profit of the Industrial & Infrastructure segment declined when compared to the prior year, primarily because 2008 included a pre-tax gain from the sale of the company's joint venture interest in the Greater Gabbard Offshore Wind Farm Project ("Greater Gabbard Project") in the United Kingdom, partially offset by provisions for a fixed-price telecommunications project in the United Kingdom, both discussed under "—Industrial & Infrastructure" below. The 2009 performance of the Global Services segment was negatively impacted by a provision for the non-collectability of a client receivable and the continued effects of the recession, discussed further under "—Global Services" below. The company reported lower corporate general and administrative expense in 2009 when compared to 2008, primarily as a result of overhead reduction efforts and lower compensation-related costs, though much of this improvement was offset by a significant decrease in net interest income in 2009 due to the impact of lower interest rates.

        Earnings before taxes for 2008 increased 73 percent compared to earnings before taxes of $660 million in 2007, primarily as a result of a 61 percent improvement in the company's segment profit. All business segments experienced improvements in profitability due to increases in the level of project execution activities in 2008. As noted above, the 2008 segment profit of the Industrial & Infrastructure segment included a pre-tax gain from the sale of the joint venture interest in the Greater Gabbard Project in the United Kingdom, partially offset by provisions for a fixed-price telecommunications project in the United Kingdom. The 2008 segment profit of the Government segment also improved compared to the prior year due to the absence of charges associated with the

Bagram Air Base in Afghanistan which negatively impacted the operating performance of the segment in 2007, as discussed under "—Government" below. The 2008 segment profit of the Power segment included a provision for an uncollectible retention receivable, discussed under "—Power" below. The improved operating performance of the business segments in 2008 was offset somewhat by higher corporate general and administrative expense, including higher compensation-related costs and a loss on the sale of a building and the associated legal entity in the United Kingdom. Earnings before taxes in 2008 were also higher when compared to 2007 due to lower interest expense that resulted from the deconsolidation of non-recourse project finance debt in the fourth quarter of 2007 and the reduction of outstanding debt resulting from the conversion of convertible notes in 2008.

        The effective tax rate for 2009 was 35.5 percent, slightly higher than the effective tax rate of 34.4 percent for 2008. The effective tax rate for 2008 included favorable benefits resulting from the reversal of certain valuation allowances, statute expirations and tax settlements. The effective tax rate for 2007 was 17.2 percent and included the impact of the final resolution with the U.S. Internal Revenue Service ("IRS") of a tax audit relating to tax years 1996 through 2000. Factors affecting the effective tax rates for 2007 - 2009 are discussed further under "— Corporate, Tax and Other Matters" below.

        Net earnings attributable to Fluor Corporation were $3.75 per share in 2009, a four percent decrease compared to $3.89 per share in 2008. Earnings per share in 2008 represented a 35 percent improvement compared to earnings per share of $2.88 in 2007. Both the 2009 and 2008 per share amounts included the impact of positive contributions associated with a higher overall level of project execution activities when compared to 2007. Earnings per share in 2009 also included the negative impact of a provision for the non-collectability of an accounts receivable in the Global Services segment ($0.15 per share). Earnings per share in 2008 reflected the positive effect of the sale of the joint venture interest in the Greater Gabbard Project ($0.27 per share) and the negative impact of provisions for the fixed-price telecommunications project ($0.11 per share), both in the Industrial & Infrastructure segment and discussed above. Earnings per share in 2007 included the impact of the $123 million ($0.68 per share) settlement with the IRS noted previously.

        Consolidated new awards for 2009 were $18.5 billion, compared to $25.1 billion in 2008, and $22.6 billion in 2007. The decrease in new award activity in 2009 was attributable to the Oil & Gas, Global Services and Power segments, offset somewhat by increased new awards in Industrial & Infrastructure and Government. The increase in new award activity in 2008 was primarily attributable to the Oil & Gas and Industrial & Infrastructure segments, partially offset by lower new awards for Power. Approximately 73 percent of consolidated new awards for 2009 were for projects located outside of the United States.

        Consolidated backlog was $26.8 billion as of December 31, 2009, $33.2 billion as of December 31, 2008 and $30.2 billion as of December 31, 2007. The decrease in backlog during 2009 was primarily due to certain project cancellations and scope reductions, as well as work performed on existing projects outpacing new award activity. The Oil & Gas segment experienced a sharp decline in backlog, offset somewhat by an increase in Industrial & Infrastructure backlog. As noted above, the global credit crisis and falling oil prices resulted in cancellations and scope reductions of certain projects in Oil & Gas during 2009, and the capacity expansion in the North American refining market is winding down, further reducing the segment's backlog. The growth in Industrial & Infrastructure backlog was driven by new award activity in the mining and metals business line. Consolidated backlog grew during 2008 primarily due to strong demand for capital investment in Oil & Gas markets and large awards in Industrial & Infrastructure. As of December 31, 2009, approximately 62 percent of consolidated backlog related to projects located outside of the United States.

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

        Engineering and Construction Contracts Engineering and construction contract revenue is recognized on the percentage-of-completion method based on contract cost incurred to date compared to total estimated contract cost. Contracts are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. The percentage-of-completion method of revenue recognition requires the company to prepare estimates of cost to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. Pre-contract costs are expensed as incurred. The majority of the company's engineering and construction contracts provide for reimbursement of cost plus a fixed or percentage fee. As of December 31, 2009, 79 percent of the company's backlog is cost reimbursable while 21 percent is for guaranteed maximum, lump-sum or unit price contracts. In certain instances, the company provides guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentive fees or liquidated damages. In addition, increases in contract cost can result in non-recoverable cost which could exceed revenue realized from the projects. The company believes that there may be an increase in the percentage of lump-sum projects executed by the company because of the highly competitive market conditions and global recession.

        Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made claims against clients for cost incurred in excess of current contract provisions. The company recognizes, under ASC 605-35-25, certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims amounted to $247 million and $202 million as of December 31, 2009 and 2008, respectively. Unapproved change orders are accounted for in revenue and cost when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable, but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price.

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

        Engineering and Construction Partnerships and Joint Ventures Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company generally accounts for its interests in the operations of these ventures on a proportionate consolidation basis unless the joint venture is fully consolidated under Financial Accounting Standards Board ("FASB") Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities" ("FIN 46(R)" (ASC 810). Under the proportionate consolidation method of accounting, the company consolidates its proportionate share of venture revenue, cost and segment profit in the Consolidated Statement of Earnings and generally uses the one-line equity method of accounting in the Consolidated Balance Sheet. The most significant application of the proportionate consolidation method is in the Oil & Gas, Industrial & Infrastructure and Government segments.

        The company's accounting for project-specific joint venture or consortium arrangements is closely integrated with the accounting for the underlying engineering and construction project for which the joint venture was established. The company engages in project-specific joint venture or consortium arrangements in the ordinary course of business to share risks and/or to secure specialty skills required for project execution. Generally, these arrangements are characterized by a 50 percent or less ownership or participation interest that requires only a small initial investment. Execution of a project is generally the single business purpose of these joint venture arrangements. When the company is the primary contractor responsible for execution, the project is accounted for as part of normal operations and included in consolidated revenue using appropriate contract accounting principles.

        ASC 810 provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors who are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. ASC 810 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The company evaluates the applicability of ASC 810 to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards, and will reevaluate applicability upon the occurrence of certain events.

        Contracts that are executed jointly through partnerships and joint ventures are proportionately consolidated in accordance with Emerging Issues Task Force ("EITF") Issue 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures" (ASC 910-810-45) and Statement of Position 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" (ASC 605-35).

        Goodwill Goodwill is not amortized but is subject to annual impairment tests. Interim testing of goodwill is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. During 2009, the company completed its annual goodwill impairment tests in the first quarter and determined that none of the goodwill was impaired.

        Deferred Taxes and Tax Contingencies Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. As of December 31, 2009, the company had deferred tax assets of $483 million which were partially offset by a valuation allowance of $43 million and further reduced by deferred tax liabilities of $61 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. The allowance for 2009 primarily relates to the deferred tax assets on certain net operating and capital loss carryforwards for U.S. and non-U.S. subsidiaries and certain reserves on investments. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company's effective tax rate on future earnings.

        Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The company recognizes potential interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.

        Retirement Benefits The company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," as amended by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (ASC 715-30). As required by ASC 715-30, the unfunded or overfunded projected benefit obligation is recognized in the company's financial statements. Assumptions concerning discount rates, long-term rates of return on plan assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Assuming no changes in current assumptions, the company expects to fund between $50 million and $90 million for the calendar year 2010, which is expected to be in excess of the minimum funding required. If the discount rate were reduced by 25 basis points, plan liabilities would increase by approximately $33 million.

Segment Operations

        The company provides professional services on a global basis in the fields of engineering, procurement, construction, maintenance and project management. The company is organized into five business segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. For more information on the business segments see Item 1 — "Business" above.

Oil & Gas

        Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Year Ended December 31,
(in millions)	2009	2008	2007

Revenue	$11,826.9	$12,946.3	$8,369.9
Segment profit	729.7	723.8	432.7

        Revenue in 2009 decreased nearly 9 percent when compared to 2008 due to reduced project execution activities as a number of large projects within the segment near completion. Both revenue and segment profit increased substantially in both 2009 and 2008 when compared to 2007 as a result of growth in project execution activities due to the significant levels of new project awards during 2006 through 2008. Segment profit margin was 6.2 percent in 2009 compared to 5.6 percent in 2008 and 5.2 percent in 2007. Segment profit margin in 2009 was comparatively higher than in 2008 primarily due to the net positive impact of adjustments for certain projects nearing completion, which were primarily due to the approval of change orders and the successful resolution of disputed items. Segment profit margin in 2008 was comparatively higher than in 2007 for a number of reasons, including the relatively high percentage of work in the engineering phase, which will typically generate higher margins than the construction phase, and improved contributions from other projects of the segment.

        New awards in the Oil & Gas segment were $7.0 billion in 2009, $15.1 billion in 2008 and $13.5 billion in 2007. New awards in 2009 included a major Canadian oil sands project valued at $1.8 billion and an expansion to an onshore production facility in Russia valued at $842 million. New awards in 2008 included two refinery expansion projects in the United States valued at $3.4 billion and $1.9 billion, and a $1.0 billion polysilicon project in China. New awards in 2007 included refinery expansion projects in Spain and the United States. amounting to $1.3 billion and $1.5 billion, respectively.

        Backlog for the Oil & Gas segment was $11.8 billion as of December 31, 2009 compared to $21.4 billion as of December 31, 2008 and $18.5 billion as of December 31, 2007.

        The segment has been a participant in an expanding market that included very large project awards in diverse geographical locations, which were well suited to the company's global execution and project management capabilities and strong financial position. However, the global credit crisis and falling oil prices resulted in some clients reassessing their capital spending plans for 2009 and beyond, with others delaying or even canceling projects. In addition, the large projects awarded as part of the capacity expansion of the North American refining market are nearing completion, and no other major refining projects in this region are anticipated in the near term. The lower 2009 new awards and ending backlog are reflective of these changing market conditions and correspond with a decline in demand for new capacity in oil and gas production and refining, as well as polysilicon. Ending backlog in 2009 was also impacted by $5.2 billion of project cancellations and scope reductions. The high growth and level of profitability recently experienced by the segment are not expected to be maintained in 2010.

        Total assets in the segment were $972 million as of December 31, 2009, $1.2 billion as of December 31, 2008 and $891 million as of December 31, 2007. The change in total assets from year to year has been primarily due to the changing level of project execution activities over the periods.

Industrial & Infrastructure

        Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Year Ended December 31,
(in millions)	2009	2008	2007

Revenue	$4,820.6	$3,470.3	$3,385.0
Segment profit	140.4	208.2	101.0

        Revenue in 2009 increased 39 percent from 2008 due to significant growth in the mining and metals and infrastructure business lines. Revenue in 2008 improved slightly from 2007 on the strength of project execution activities on mining and metals and manufacturing and life sciences projects.

        Segment profit and segment profit margin for 2009 declined compared to 2008 primarily because the prior year included a pre-tax gain of $79.2 million from the sale of the company's joint venture interest in the Greater Gabbard Project, offset somewhat by the impact of 2008 provisions totaling $32.7 million related to the London Connect Project. Segment profit margin in 2009 was also negatively impacted as the result of a significant shift in the mix of work from higher margin engineering and feasibility studies to lower margin construction activities in the manufacturing and life sciences and mining and metals business lines, the continuation of the downturn in the life sciences market and reduced margins on Greater Gabbard Project execution activities in the infrastructure business line. In addition, the segment experienced lower margins in 2009 as the result of the consolidation of a large mining project joint venture in which the segment reports all of the joint venture's revenue, but only the segment's share of the joint venture's profit.

        Segment profit and segment profit margin for 2008 improved significantly compared to 2007, primarily as the result of improved performance in mining and metals and the aforementioned pre-tax gain of the sale of the joint venture interest in the Greater Gabbard Project, offset somewhat by the impact of provisions related to the London Connect Project, also noted above. The higher margins for the mining and metals business line in 2008 were largely attributable to an increase in the mix of engineering and consulting projects, which typically generate higher margins than projects in the construction phase. The segment's ability to command more favorable pricing due to its capabilities and project execution performance, along with industry-wide resource constraints, also contributed to the higher mining margins in 2008. The 2007 period was also negatively impacted by provisions totaling $25 million related to a fixed-price transportation infrastructure project in California.

        The company was involved in dispute resolution proceedings in connection with the London Connect Project, a $500 million lump-sum project to design and install a telecommunications network that allows transmission and reception throughout the London Underground system. The project, which is now complete, was subject to significant delays, resulting in additional costs to the company and claims against the client. As mentioned previously, during 2008, provisions of $32.7 million were recognized as the result of reassessments of the remaining time and cost to complete the project and the probability of recovery of liquidated damages and certain claims. In 2009, the company settled the dispute with no material change to segment profit. As a result of the settlement, the company is no longer reporting claim revenue for the project, which totaled $105 million and $116 million as of December 31, 2008 and 2007, respectively.

        The company participated in a 50/50 joint venture for a fixed-price transportation infrastructure project in California. This joint venture project was adversely impacted by higher costs due to owner-directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays. As noted above, during 2007, provisions of $25 million were recognized by the company due to increases in estimated cost. As of December 31, 2009, the company has recognized in cost and revenue its $52 million proportionate share of $104 million of cost relating to claims recognized by the joint venture. Total claims-related costs incurred, as well as claims submitted to the client by the joint venture, are in excess of the $104 million of recognized cost. As of December 31, 2009, the client had withheld liquidated damages totaling $51 million from amounts otherwise due the joint venture and had asserted additional claims against the joint venture. The company believes that the claims against the joint venture are without merit and that amounts withheld will ultimately be recovered by the joint venture and has, therefore, not recognized any reduction in project revenue for its $25.5 million proportionate share of the withheld liquidated damages. In addition, the client has drawn down $14.8 million against letters of credit provided by the company and its joint venture partner. The company believes that the amounts drawn down against the letters of credit will ultimately be recovered by the joint venture and, as such, has not reserved for the possible non-recovery of the company's $7.4 million proportionate share. The project opened to traffic in November 2007 and reached construction completion in the second quarter of 2009. The company continues to evaluate claims for recoveries and other contingencies on the project and continues to incur legal expenses associated with the claims and dispute resolution process.

        The company is involved in a dispute in connection with the Greater Gabbard Project, a $1.7 billion lump-sum project to provide engineering, procurement and construction services for the client's offshore wind farm project in the United Kingdom. The dispute relates to specifications for monopiles and transition pieces required under the contract. By the end of 2009, the company had recorded $162 million of claim revenue related to this issue for costs incurred to date. Substantial additional costs arising from this dispute are expected to be incurred in future quarters. The company believes the ultimate recovery of incurred and future costs is probable. The company does not expect to recognize any profit related to this project until the dispute is resolved.

        New awards in the Industrial & Infrastructure segment were $6.8 billion during 2009, $5.0 billion during 2008 and $3.4 billion during 2007. New awards during 2009 were driven by the mining and metals business line, including a $2.9 billion project in Australia and a $2.2 billion project in Canada. New awards during 2008 reflected substantial activity in mining and metals and also included the infrastructure business line's Greater Gabbard Project in the United Kingdom. New awards during 2007 were also concentrated in the mining sector and included a $1.3 billion transportation infrastructure project in Virginia.

        Ending backlog for the segment increased to $10.2 billion for 2009 from $6.7 billion for 2008 and $6.1 billion for 2007. The growth in backlog during 2009 is reflective of the significant new award activity for the year and project adjustments of $1.5 billion. The project adjustments were primarily due to the positive impact on backlog of a weakening U.S. dollar for projects awarded in other currencies and revisions to project cost, mainly for customer furnished materials and the Greater Gabbard Project.

        Total assets in the Industrial & Infrastructure segment were $676 million as of December 31, 2009 compared to $536 million as of December 31, 2008 and $576 million as of December 31, 2007. The increase in total assets in 2009 was primarily due to contract work in progress associated with recording claim revenue for the Greater Gabbard Project.

Government

        Revenue and segment profit for the Government segment are summarized as follows:

	Year Ended December 31,
(in millions)	2009	2008	2007

Revenue	$1,983.2	$1,319.9	$1,308.2
Segment profit	116.8	52.2	29.3

        Revenue for the Government segment in 2009 increased by 50 percent compared to 2008, primarily as the result of project execution activities for Logistics Civil Augmentation Program ("LOGCAP IV") task orders for the U.S. Army in Afghanistan, the Savannah River Site Management and Operating ("Savannah River") Project in South Carolina and American Recovery and Reinvestment Act ("ARRA") funded work at Savannah River. The higher revenue in the 2009 periods was offset somewhat by reduced volume at the Hanford Environmental Management Program ("Hanford") Project in Washington. Revenue in 2008 increased slightly compared to revenue in 2007, primarily due to the start-up of the Savannah River Project which offsets reduced contributions from the embassy projects and Iraq-related work. Other contributors to 2008 revenue included support for the Public Assistance Program for the Federal Emergency Management Agency, the Hanford Project and work that began in late 2008 in support of LOGCAP IV task orders.

        Segment profit for the Government segment during 2009 more than doubled when compared to the performance in the prior year as the result of contributions from LOGCAP IV task orders, the Savannah River Project, project execution activities associated with ARRA funding at Savannah River and a favorable outcome of $15.3 million related to requests for equitable adjustment on a fixed-price contract at the Bagram Air Base in Afghanistan. The higher segment profit in 2009 was offset somewhat by reduced contributions for the Hanford Project and Iraq-related work. Segment profit in 2008 increased significantly compared to 2007, primarily because 2007 segment profit was negatively impacted by provisions totaling $21 million for the Bagram Air Base contract.

        As mentioned above, provisions totaling $21 million were recognized for the Bagram Air Base contract in 2007. Provisions totaling $29 million had also been recorded for the project in 2006. These charges related to subcontractor execution issues and liquidated damages due to the resulting delay in project completion. During 2008, the Bagram project was completed and various disputed items and warranty issues were resolved, resulting in the recognition of $5 million of segment profit during the year. The remaining disputed items and warranty obligations were resolved in 2009 and, as indicated previously, $15.3 million was recognized in segment profit during 2009.

        The company performed work on 11 embassy projects over the last six years for the U.S. Department of State under fixed-priced contracts. These projects were adversely impacted by higher costs due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased costs to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. The last of the embassy projects was completed in 2008, with some warranty items for certain projects still ongoing. As of December 31, 2009, aggregate costs totaling $33 million relating to claims on two of the embassy projects had been recognized in revenue. Total claims-related costs incurred to date, along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue. As the first formal step in dispute resolution, all claims have been certified in accordance with federal contracting requirements. The company continues to periodically evaluate its position with respect to these claims.

        New awards in the Government segment were $2.3 billion during 2009, compared to $1.4 billion during 2008 and $1.2 billion during 2007. Significant new awards for 2009 include the annual funding for the Savannah River Project, the multi-year ARRA funding at Savannah River and LOGCAP IV task orders. The increase in new awards in 2008 was driven by the start-up of the Savannah River

Project and the first task orders issued to the company under LOGCAP IV. The Savannah River Project's transitional work and first full year of operations were included as a new award in 2008. The company reports new awards for LOGCAP IV as individual task orders are awarded and funded.

        Backlog for the segment was $1.0 billion as of December 31, 2009, $804 million as of December 31, 2008 and $740 million as of December 31, 2007. The increase in backlog in 2009 over the prior year is primarily due to multi-year funding at Savannah River related to ARRA work.

        Total assets in the Government segment were $660 million as of December 31, 2009, $326 million as of December 31, 2008 and $285 million as of December 31, 2007. The increase in total assets in 2009 corresponded to an increase in working capital to support project execution activities, particularly for LOGCAP IV task orders.

Global Services

        Revenue and segment profit for the Global Services segment are summarized as follows:

	Year Ended December 31,
(in millions)	2009	2008	2007

Revenue	$2,069.0	$2,675.8	$2,460.0
Segment profit	140.1	229.3	201.4

        Revenue for the Global Services segment decreased during 2009 compared to the prior year primarily due to declining volumes of capital work and fewer refinery turnarounds and shutdowns. The segment began to be impacted by the global recession during the fourth quarter of 2008, particularly for natural resource prospects. The drop in commodity prices and the overall economic environment have caused delays of work originally planned for late 2008 and 2009. In certain cases, refinery turnaround and shutdown work previously awarded to the operations and maintenance business line has been performed internally by the clients themselves. All of the business lines of the segment continue to be affected by the weak economy and it remains unclear as to when a broad-based recovery will occur. The 2008 increase in revenue when compared to 2007 reflected growth across most of the segment's various business lines. The operations and maintenance business line experienced growth in the majority of its markets during 2008, but its results were unfavorably impacted by delays in refinery turnarounds and hurricanes in the Gulf Coast region of the United States.

        Segment profit margin in the Global Services segment was 6.8 percent, 8.6 percent and 8.2 percent for the years ended December 31, 2009, 2008 and 2007, respectively. Segment profit and segment profit margin were negatively impacted during 2009 due to a $45 million provision for the non-collectability of a client receivable for a paper mill in the operations and maintenance business line where the company's scope of work was to recommission, start up and operate the facility. Segment profit in 2009 also declined compared to 2008 due to the impact of the economic and market conditions mentioned previously on the operations and maintenance, temporary staffing and supply chain solutions business lines. Segment profit and segment profit margin increased in 2008 from 2007 due to the strong business environment that extended across most of Global Services' markets at that time.

        Operations and maintenance activities that have yet to be performed comprise Global Services backlog. Short-duration operations and maintenance activities may not contribute to ending backlog. In addition, the equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

        New awards in the Global Services segment were $1.3 billion during 2009, $2.1 billion during 2008 and $2.2 billion during 2007. The decline in new awards in 2009 compared to 2008 is indicative of the economic and market conditions discussed above. New awards for all three years included new work and renewals for key clients. Backlog for the Global Services segment was $2.4 billion as of December 31, 2009, $2.6 billion as of December 31, 2008 and $2.5 billion as of December 31, 2007.

Although new awards and backlog declined in 2009, the segment retained a high percentage of its existing clients and jobsites, while also increasing the number of new clients.

        Total assets in the Global Services segment were $841 million as of December 31, 2009 compared to $763 million as of December 31, 2008 and $856 million as of December 31, 2007. The increase in the segment's total assets in 2009 was due to an increase in working capital to support project start-ups in the operations and maintenance business line, additional working capital to support ongoing equipment transactions and an expansion of the equipment fleet to support long-term agreements. The decrease in total assets in 2008 was due to the reduction in working capital in the equipment, supply chain solutions and operations and maintenance business lines.

Power

        Revenue and segment profit for the Power segment are summarized as follows:

	Year Ended December 31,
(in millions)	2009	2008	2007

Revenue	$1,290.6	$1,913.6	$1,167.9
Segment profit	124.2	75.4	38.0

        Power segment revenue in 2009 declined 33 percent from 2008, primarily due to the expected reduction in project execution activities on the Oak Grove coal-fired power project in Texas for Luminant, a unit of Energy Futures Holdings Corporation, that is progressing closer to completion. Revenue in 2008 increased substantially compared to 2007 as the result of higher level of project execution activities for projects awarded in 2006 and early 2007, including the Oak Grove project.

        Segment profit in 2009 increased compared to 2008 primarily due to increased activity on several gas turbine projects, increased pre-construction services on a nuclear new build project in Texas and project completion adjustments for two emissions control programs. In addition, segment profit in 2008 was negatively impacted by a provision for an uncollectible retention receivable of $9 million for the Rabigh Combined Cycle Power Plant ("Rabigh") in Saudi Arabia. Even with the Rabigh provision, segment profit increased in 2008 when compared to 2007 primarily as a result of higher levels of project execution activities, including the Oak Grove project.

        Segment profit margin of 9.6 percent in 2009 is considerably higher than the segment profit margin of 3.9 percent in 2008 primarily due to increased pre-construction activities on the nuclear new build project in Texas, project completion adjustments in 2009 for certain projects that are progressing closer to completion and the negative impact in 2008 for the Rabigh project provision mentioned above. Segment profit margin in 2008 was higher than the 3.3 percent segment profit margin in 2007 as a result of higher levels of project execution activities, including the Oak Grove project, and higher front-end services in the nuclear business line, offset somewhat by the Rabigh provision.

        The Power segment continues to be impacted by delays in obtaining air permits for coal-fired power plants due to concerns over carbon emissions. In addition, power producers have been impacted by the global credit crisis and ensuing recession which reduced demand. New awards in the Power segment are typically large in amount, but occur on an irregular basis. New awards of $894 million in 2009 included the Dominion Bear Garden gas-fired plant in Virginia and nuclear preconstruction services. New awards of $1.3 billion in 2008 include a gas-fired power plant in Texas, expansions to an existing emissions control retrofit program in Kentucky and an emissions control retrofit program in Texas for Luminant. New awards of $2.2 billion in 2007 included $1.7 billion for the Oak Grove award.

        Backlog for the Power segment was $1.3 billion as of December 31, 2009, $1.8 billion as of December 31, 2008 and $2.4 billion as of December 31, 2007. The decline in backlog since 2007 is largely due to project execution activities associated with the Oak Grove project.

        Total assets in the Power segment decreased to $75 million as of December 31, 2009 from $131 million as of December 31, 2008 and $151 million as of December 31, 2007 due to a reduction in working capital for project execution activities, including the Oak Grove project that is nearing completion.

Corporate, Tax and Other Matters

        Corporate For the three years ended December 31, 2009, 2008 and 2007, corporate administrative and general expenses were $179 million, $230 million and $194 million, respectively. The decrease in 2009 was primarily due to overhead reduction efforts and lower compensation costs, offset somewhat by foreign currency losses and other factors. The increase in corporate administrative and general expenses in 2008 compared to 2007 was primarily due to higher compensation-related costs and a $16 million loss on the sale of a building and the associated legal entity in the United Kingdom. These increases in 2008 corporate administrative and general expenses were offset somewhat by foreign currency gains. Corporate administrative and general expense included $2 million of non-operating expense in 2009 compared to $18 million of non-operating expense in 2008, of which $16 million is for the loss on the sale of the building and associated legal entity discussed above, and $3 million of non-operating income during 2007.

        Net interest income was $14 million, $48 million and $32 million for the years ended December 31, 2009, 2008 and 2007, respectively. The 2009 decline was primarily due to the impact of lower interest rates, offset partially by the cumulative increase in the balance of cash and marketable securities, with some of the latter being noncurrent. Net interest income increased in 2008 compared to 2007, primarily due to lower interest expense that resulted from the deconsolidation of non-recourse project finance debt in the fourth quarter of 2007 and the reduction of outstanding debt resulting from the conversion of convertible notes in 2008.

        Tax The effective tax rates on the company's pretax earnings were 35.5 percent, 34.4 percent and 17.2 percent for the years 2009, 2008 and 2007, respectively. The effective tax rate for 2009 was favorably impacted by increased earnings attributable to noncontrolling interests for which taxes are not paid by the company because the consolidated entities are treated as partnerships for tax purposes. However, the 2009 effective tax rate was slightly higher when compared to the prior year primarily because the effective tax rate for 2008 was favorably impacted by the reversal of certain valuation allowances of $19 million and statute expirations and tax settlements of $28 million. The lower effective tax rate in 2007 was due to the reduction of income tax expense of $123 million for the year as the result of an IRS Appeals settlement in connection with the IRS examination of the company's income tax returns for the period November 1, 1995 through December 31, 2000. The settlement lowered the effective tax rate for 2007 by 19 percentage points.

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

        The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008. Both parties appealed the decision to the Texas Supreme Court, and the Court denied both petitions and remanded the matter back to the trial court for a new trial. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

  Fluor Corporation v. Citadel Equity Fund Ltd.

        Citadel Equity Fund Ltd., a hedge fund and former investor in the company's 1.5 percent Convertible Senior Notes (the "Notes"), is disputing the calculation of the number of shares of the company's common stock that were due to Citadel upon conversion of approximately $58 million of Notes. Citadel has argued that it is entitled to an additional $28 million in value under its proposed calculation method. The company believes that the payout given to Citadel was proper and correct and that Citadel's claims are without merit. In January 2010, the court agreed with the company by granting the company's motion for summary judgment in its entirety. In February 2010, the court entered judgment in favor of the company, and Citadel filed a notice of appeal. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

  Other

        As of December 31, 2009, a number of matters relating to completed and in progress projects are in the dispute resolution process. These include a fixed-price transportation infrastructure project and the Greater Gabbard Offshore Project, which are discussed above under " — Industrial & Infrastructure" and certain Embassy Projects, which are discussed above under " — Government".

Liquidity and Financial Condition

        Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations and access to financial markets. In addition, the company has committed and uncommitted lines of credit totaling $3.0 billion, which may be used for revolving loans, letters of credit and general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $1.9 billion, is sufficient to fund operating requirements. The company's conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the financial markets and the option to issue debt or equity securities, if required. As of December 31, 2009, the company was in compliance with all of the financial covenants related to its debt agreements. The company's total debt to total capitalization ("debt-to-capital") ratio as of December 31, 2009 was 3.7 percent compared to 5.3 percent as of December 31, 2008.

Cash Flows

        Cash and cash equivalents were $1.7 billion as of December 31, 2009, essentially level with the $1.8 billion as of December 31, 2008. Cash and cash equivalents in 2008 increased $0.7 billion compared to 2007. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.6 billion and $2.1 billion as of December 31, 2009 and 2008, respectively.

Operating Activities

        Cash provided by operating activities during 2009 was $899 million compared to $975 million in 2008 and $922 million in 2007. Cash provided by operating activities during 2009 resulted primarily from earnings sources and decreased compared to 2008 primarily due to the dispute on the Greater Gabbard Project and higher cash payments related to income taxes, somewhat offset by lower contributions into the company's defined benefit pension plans. Cash provided by operating activities during 2008 and 2007 resulted primarily from earning sources and increases in customer advance billings. Cash generated by operating activities in 2007 also includes the billing and collection of fees on the Fernald project.

        The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects, as well as the company's volume of work and ability to execute projects within budget. New awards generally result in start-up activities where the use of cash is greatest on projects for which cash is not provided by advances from clients. As work progresses on these projects and client payments increase, the cash used in the start-up activities is recovered and project cash flows tend to stabilize through project completion. Cash is also provided by operating activities through advance billings on contracts in progress. The company's cash position is reduced as customer advances are used in project execution, unless they are replaced by advances on new projects. The company maintains short-term borrowing facilities to satisfy any net operating cash outflows, in the event there is an investment in operating assets that exceeds the projects' available cash balances.

        The company used significant cash in 2009 to fund ongoing work related to the dispute on the Greater Gabbard Project as discussed above under " — Industrial & Infrastructure." As of December 31, 2009, the company had incurred costs and recorded claim revenue of $162 million related to this dispute, of which $152 million was funded during the year.

        Income tax payments increased from $320 million in 2008 to $418 million in 2009 as a result of increased tax liabilities and the prepayment of some 2010 income taxes.

        Cash from operating activities is used to provide contributions to the company's defined contribution and defined benefit plans. Contributions into the defined contribution plans of $99 million during 2009 were comparable to 2008 contributions of $98 million. The 2008 contributions into the defined contribution plans increased compared to the $74 million contributed in 2007 as a result of increases in the number of eligible employees. The company contributed $34 million, $190 million and $62 million into its defined benefit pension plans during 2009, 2008 and 2007, respectively. The lower contributions in 2009 were due to the rebounding of the financial markets during the year. The $190 million of contributions in 2008 were a result of adverse financial market conditions coupled with the business objective to utilize available resources to generally maintain full funding of accumulated benefits. As of December 31, 2009, 2008 and 2007 all plans were funded to the level of accumulated benefits.

Investing Activities

        Cash utilized by investing activities amounted to $818 million and $793 million in 2009 and 2007, respectively, while cash provided by investing activities amounted to $23 million in 2008. The primary investing activities during 2009, 2008 and 2007 included purchases, sales and maturities of marketable securities; capital expenditures; and disposals of property, plant and equipment. Investing activities in 2008 also included the sale of the joint venture interest the Greater Gabbard Project.

        The company holds excess cash in bank deposits and marketable securities which are governed by the company's investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments are placed with highly-rated banks and include money market funds which invest in U.S. Government-related securities, bank deposits, repurchase agreements that are fully collateralized by U.S. Government-related securities, commercial paper and high quality short-term and medium-term fixed income securities. In 2009 and 2007, the company's purchases of marketable securities exceeded its proceeds from the sales and maturities of marketable securities by $623 million and $539 million, respectively. The proceeds from the sales and maturities of marketable securities exceeded purchases by $211 million in 2008. The company held current and noncurrent marketable securities of $939 million and $296 million as of December 31, 2009 and 2008, respectively.

        Cash utilized by investing activities in 2009, 2008 and 2007 included capital expenditures of $233 million, $300 million and $284 million, respectively. Capital expenditures during 2009, 2008 and 2007 included significant outflows related to the equipment business line of the Global Services segment, as well as investments in computer infrastructure upgrades and the refurbishment of facilities. Capital expenditures in future years are expected to include equipment purchases for the equipment operations of the Global Services segment, purchase and refurbishment of other facilities and computer infrastructure in support of the company's continuing investment in information technology.

        Cash flows provided by investing activities during 2009 included $38 million primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment compared to $48 million and $60 million during 2008 and 2007, respectively. Cash flows provided by investing activities during 2008 include proceeds of $79 million from the sale of the joint venture interest in the Greater Gabbard Project.

Financing Activities

        Cash utilized in financing activities during 2009 and 2008 of $317 million and $253 million, respectively, and cash provided by financing activities during 2007 of $17 million included convertible note repayments, company dividend payments to shareholders and distributions paid to holders of noncontrolling interests. Cash utilized in financing activities during 2009 also included company stock repurchases. Cash provided by financing activities in 2007 also includes proceeds and some repayments related to non-recourse project financing.

        The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares in open market or negotiated transactions. The company repurchased 3,060,000 shares, 6,000 shares and 5,600 shares of common stock under its stock repurchase program resulting in cash outflows of $125.4 million, $0.4 million and $0.3 million in 2009, 2008 and 2007, respectively. The maximum number of shares that could still be purchased under the existing repurchase program is 5.2 million shares.

        In the first quarter of 2008, the company's Board of Directors authorized an increase in the quarterly dividends payable to $0.125 per share (split adjusted). Dividends in the amount of $91 million, $90 million and $70 million were paid in 2009, 2008 and 2007, respectively. Declared dividends are typically paid during the month following the quarter in which they are declared. The payment and level of future cash dividends is subject to the discretion of the company's Board of Directors.

        Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $76 million, $24 million and $17 million in 2009, 2008 and 2007, respectively. The significant increase in 2009 compared to 2008 and 2007 is due to the Rapid Growth Project which is discussed at "Note 13. Variable Interest Entities".

        In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the "Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible during any fiscal quarter if the closing price of the company's common stock for at least 20 trading days in the 30 consecutive trading day-period ending on the last trading day of the previous fiscal quarter is greater than or equal to 130 percent of the conversion price in effect on that 30th trading day (the "trigger price"). The trigger price is currently $36.20, but is subject to adjustment as outlined in the indenture. The trigger price condition was satisfied during the fourth quarter of 2009 and 2008 and the Notes have therefore been classified as short-term debt. During 2009, holders converted $24 million of the Notes in exchange for the principal balance owed in cash plus 253,309 shares of the company's common stock. During 2008, holders converted $174 million of the Notes in exchange for the principal balance owed in cash plus 4,058,792 shares of the company's common stock. During 2007, holders converted $23 million of the Notes in exchange for the principal balance owed in cash plus 503,462 shares of the company's common stock. The company does not know the timing or principal amount of the remaining Notes that may be presented for conversion in future periods. Holders of Notes will be entitled to require the company to purchase all or a portion of their Notes at 100 percent of the principal amount plus unpaid interest on February 15, 2014 and February 15, 2019. The Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. In the event of a change of control of the company, each holder may require the company to repurchase the Notes for cash, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. The carrying value amount of the Notes was $110 million and $133 million as of December 31, 2009 and 2008, respectively. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company's common stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

        During 2007, non-recourse project financing proceeds were $102 million, of which $23 million was repaid related to the National Roads Telecommunications Services Project. These amounts relate to the activities of a joint venture that was previously consolidated in the company's financial statements. See "Note 13. Variable Interest Entities" for further discussion of this matter.

        On December 15, 2008, the company registered shares of its common and preferred stock, debt securities and warrants pursuant to its filing of a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission.

Effect of Exchange Rate Changes on Cash

        During 2009 and 2007, functional currency exchange rates for most of the company's international operations strengthened against the U.S. dollar, resulting in unrealized translation gains. During 2008, functional currency exchange rates for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses. The unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of other comprehensive loss. Unrealized gains of $89 million and $54 million in 2009 and 2007, respectively, and unrealized losses of $85 million in 2008 relate to the effect of exchange rate changes on cash. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company's exposure to realized exchange gains and losses is considered nominal.

Off-Balance Sheet Arrangements

        The company has a combination of committed and uncommitted lines of credit that total $3.0 billion. These lines may be used for revolving loans, letters of credit and general purposes. The committed lines of credit consist of a $1.5 billion Senior Credit Facility that matures in 2011 and a $500 million letter of credit facility that was executed in the third quarter of 2009 and matures in 2014. Borrowings on the $1.5 billion Senior Credit Facility are to bear interest at rates based on the London Interbank Offered Rate ("LIBOR"), plus an applicable borrowing margin. Letters of credit are provided to clients and other third parties in the ordinary course of business to meet bonding requirements. As of December 31, 2009, $1.1 billion in letters of credit were outstanding under these lines of credit.

        The company posts surety bonds as generally required by commercial terms of the contracts, primarily to guarantee its performance on state and local government projects. As of December 31, 2009, the performance of the financial markets has not disrupted the company's surety programs or limited its ability to access needed surety capacity.

Guarantees, Inflation and Variable Interest Entities

  Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of December 31, 2009 are estimated to be $3.6 billion. The company assessed its performance guarantee obligation in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (ASC 460) and the carrying value of the liability was not material as of December 31, 2009 or 2008.

        Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. Long-term debt on the Consolidated Balance Sheet included a financial guarantee on behalf of an unrelated third party that totaled approximately $18 million as of December 31, 2009 and 2008.

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

  Variable Interest Entities

        In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The ownership percentage of these partnerships or joint ventures is typically representative of the work to be performed or the amount of risk assumed by each partner. These partnerships and joint ventures are typically considered variable interest entities ("VIEs") under FIN 46(R) (ASC 810-10). The company has consolidated all VIEs for which it is the primary beneficiary. Most of the unconsolidated VIEs are proportionately consolidated, though the equity and cost methods of accounting for the investment are also used, depending on the company's respective participation rights, amount of influence in the VIE and other factors. Under the proportionate consolidation method, the company recognizes its proportionate share of joint venture revenue, cost and operating profit in its Consolidated Statement of Earnings and generally uses the one-line equity method of accounting in the Consolidated Balance Sheet. The carrying value of the assets and liabilities associated with the operations of the consolidated VIEs as of December 31, 2009 was $425 million and $282 million, respectively. The aggregate investment carrying value of the unconsolidated VIEs was $116 million as of December 31, 2009 and was classified under "Investments" in the Consolidated Balance Sheet. None of the VIEs are individually material to the company's results of operations, financial position or cash flows. For further discussion of the company's VIEs, see Note 13 to the consolidated financial statements.

Contractual Obligations

        Contractual Obligations as of December 31, 2009 are summarized as follows:

		Payments Due by Period

Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	Over 5 years

(in millions)
Debt:
1.5% Convertible Senior Notes	$110	$110	$—	$—	$—
5.625% Municipal bonds	18	—	—	—	18
Interest on debt obligations(1)	11	3	2	2	4
Operating leases(2)	345	49	103	54	139
Uncertain tax contingencies(3)	80	—	—	—	80
Joint venture contributions	22	4	17	1	—
Pension minimum funding(4)	256	19	84	153	—
Other post-employment benefits	42	6	10	10	16
Other compensation-related obligations(5)	334	46	48	44	196

Total	$1,218	$237	$264	$264	$453

(1)
Interest is based on the borrowings that are presently outstanding and the timing of payments indicated in the above table. Interest relating to possible future debt issuances is excluded since an accurate outlook of interest rates and amounts outstanding cannot be reasonably predicted.

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

(4)
The company generally provides funding to its U.S. and non-U.S. pension plans to at least the minimum required by applicable regulations. In determining the minimum required funding, the company utilizes current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In management's judgment, minimum funding estimates beyond a five-year time horizon cannot be reliably estimated. Where minimum funding as determined for each individual plan would not achieve a funded status to the level of accumulated benefit obligations, additional discretionary funding may be provided from available cash resources.

(5)
Principally deferred executive compensation.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Cash and marketable securities are deposited with major banks throughout the world. Such deposits are placed with high quality institutions and the amounts invested in any single institution are limited to the extent possible in order to minimize concentration of counterparty credit risk. Marketable securities consist of time deposits, registered money market funds, U.S. agency securities, U.S. Treasury securities, international government securities and corporate debt securities. The company has not incurred any credit risk losses related to deposits in cash and marketable securities.

        The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currency in which cost is incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. However, in cases where revenue and expenses are not denominated in the same currency, the company hedges its exposure, if material, as discussed below.

        The company utilizes derivative instruments to mitigate certain financial exposure, including currency and commodity price risk associated with engineering and construction contracts. The company does not enter into derivative transactions for speculative or trading purposes. As of December 31, 2009, the company had foreign exchange forward contracts of less than two years duration and a total gross notional amount of $109 million. As of December 31, 2009, the company had commodity swap forward contracts of less than four years duration and a total gross notional amount of $63 million. Our historical gains and losses associated with derivative instruments have been immaterial.

        The company's long-term debt obligations carry a fixed-rate coupon and its exposure to interest rate risk is not material due to the low interest rates on these obligations.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of December 31, 2009, which is the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The company's internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

        In connection with the preparation of the company's annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). Management's assessment included an evaluation of the design of the company's internal control over financial reporting and testing of the operational effectiveness of the company's internal control over financial reporting. Based on this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2009.

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

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors and Shareholders of Fluor Corporation

        We have audited Fluor Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fluor Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fluor Corporation as of December 31, 2009 and 2008 and the related consolidated statements of earnings, cash flows and equity for each of the three years in the period ended December 31, 2009 of Fluor Corporation and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Dallas, Texas
February 25, 2010

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

        The following information is being furnished with respect to the company's executive officers:

Name	Age	Position with the Company (1)
Alan L. Boeckmann	61	Chairman and Chief Executive Officer
Stephen B. Dobbs	53	Senior Group President, Industrial & Infrastructure and Global Services
David R. Dunning	58	Group President, Power
Glenn C. Gilkey	51	Senior Vice President, Human Resources and Administration
Kirk D. Grimes	52	Group President, Global Services
Carlos M. Hernandez	55	Senior Vice President, Chief Legal Officer and Secretary
John L. Hopkins	56	Group Executive, Corporate Development
Peter Oosterveer	52	Group President, Energy & Chemicals
David T. Seaton	48	Chief Operating Officer
Gary G. Smalley	51	Vice President and Controller
Bruce A. Stanski	49	Group President, Government
D. Michael Steuert	61	Senior Vice President and Chief Financial Officer

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

  Stephen B. Dobbs

        Mr. Dobbs has been Senior Group President, Industrial & Infrastructure and Global Services since March 2009. Prior to that, he was Senior Group President, Industrial & Infrastructure, Government and Global Services from March 2007 to March 2009; Group President, Industrial and Infrastructure from September 2005 to March 2007; President, Infrastructure from 2002 to September 2005; and President, Transportation from 2001 to 2002. Mr. Dobbs joined the company in 1980.

  David R. Dunning

        Mr. Dunning has been Group President, Power since March 2009. Prior to that, he was Senior Vice President, Sales, Marketing and Strategic Planning for Power from March 2006 to March 2009;

Vice President, Sales for the Power Group from July 2003 to March 2006; and Vice President, Sales for the Duke/Fluor Daniel partnership from March 2001 to July 2003. Mr. Dunning joined the company in 1977.

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

  Carlos M. Hernandez

        Mr. Hernandez has been Senior Vice President, Chief Legal Officer and Secretary since October 2007. Prior to joining the company, he was General Counsel and Secretary of ArcelorMittal USA, Inc. from April 2005 to October 2007, and General Counsel and Secretary of International Steel Group Inc., from September 2004 to April 2005, prior to its acquisition by Mittal Steel Company. Prior to that, he was General Counsel of Fleming Companies, Inc. from February 2001 to August 2004. Fleming Companies, Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on April 1, 2003.

  John L. Hopkins

        Mr. Hopkins has been Group Executive, Corporate Development since August 2009. Prior to that he was Group President, Government from October 2003 to August 2009; Group Executive, Sales, Marketing and Strategic Planning from February 2002 to October 2003; and Group Executive, Fluor Global Services from September 2001 to February 2002. From March 2000 to September 2001, he was President and Chief Executive Officer of TradeMC, a developer and promoter of supplier networks for the procurement of capital goods in which the company had an ownership interest. Mr. Hopkins joined the company in 1984.

  Peter Oosterveer

        Mr. Oosterveer has been Group President, Energy & Chemicals since March 2009. Prior to that, he was Senior Vice President, Business Line Lead-Chemicals from February 2007 to March 2009; Vice President, Business Line Lead-Chemicals from September 2005 to February 2007; and Vice President, Operations from October 2002 to September 2005. Mr. Oosterveer joined the company in 1989.

  David T. Seaton

        Mr. Seaton has been Chief Operating Officer since November 2009. Prior to that, he was Senior Group President, Energy & Chemicals, Power and Government from March 2009 to November 2009; Group President, Energy & Chemicals from March 2007 to March 2009; Senior Vice President, Corporate Sales Board from September 2005 to March 2007; Senior Vice President, Chemicals Business Line from October 2004 to September 2005; and Senior Vice President, Sales for Energy & Chemicals from March 2002 to October 2004. Mr. Seaton joined the company in 1985.

  Gary G. Smalley

        Mr. Smalley has been Vice President and Controller since March 1, 2008. He was Vice President of Internal Audit from September 2002 to March 2008 and prior to that served in a number of financial management roles, including Controller of South Latin America and Controller of Australia. Mr. Smalley joined the company in 1991.

  Bruce A. Stanski

        Mr. Stanski has been Group President, Government since August 2009. Prior to joining the company in March 2009, he was President, Government and Infrastructure of KBR, Inc. from August 2007 to March 2009; Executive Vice President of KBR, Inc.'s Government and Infrastructure division from September 2005 to August 2007; and Senior Vice President, Government Operations of KBR, Inc. from August 2004 to September 2005. Mr. Stanski also previously served as the Chief Financial Officer of KBR, Inc.

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

Additional Information

        The additional information required by Item 401 of Regulation S-K is hereby incorporated by reference from the information contained in the section entitled "Election of Directors — Biographical Information" in our Proxy Statement for our 2010 annual meeting of shareholders. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Information regarding the Audit Committee is hereby incorporated by reference from the information contained in the section entitled "Corporate Governance — Board of Directors Meetings and Committees — Audit Committee" in our Proxy Statement.

Item 11.    Executive Compensation

        Information required by this item is included in the following sections of our Proxy Statement for our 2010 annual meeting of shareholders: "Organization and Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and

"Director Compensation," as well as the related pages containing compensation tables and information, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table provides information as of December 31, 2009 with respect to the shares of common stock that may be issued under the Company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by shareholders (1)	2,360,482	$44.56	9,676,353
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	2,360,482	$44.56	9,676,353

(1)
Consists of the 2000 Restricted Stock Plan for Non-Employee Directors, under which no securities are currently issuable upon exercise of outstanding options, warrants or rights, but under which 241,440 shares remain available for future issuance; the 2003 Executive Performance Incentive Plan (the "2003 Plan"), under which 1,508,956 shares are currently issuable upon exercise of outstanding options, warrants and rights, but under which no shares remain available for future issuance; and the 2008 Executive Performance Incentive Plan, under which 851,526 shares are currently issuable upon exercise of outstanding options, warrants and rights, and under which 9,434,913 shares remain available for issuance. The 2003 Plan was terminated when the company's 2008 Executive Performance Incentive Plan was approved by shareholders at the company's annual shareholders meeting in 2008.

        The additional information required by this item is included in the "Stock Ownership and Stock-Based Holdings of Executive Officers and Directors" and "Stock Ownership of Certain Beneficial Owners" sections of our Proxy Statement for our 2010 annual meeting of shareholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item is included in the "Certain Relationships and Related Transactions" and "Determination of Independence of Directors" sections of the "Corporate Governance" portion of our Proxy Statement for our 2010 annual meeting of shareholders, which information is incorporated herein by reference.

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

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this annual report on Form 10-K:

1.     Financial Statements:

        Our consolidated financial statements at December 31, 2009 and December 31, 2008 and for each of the three years in the period ended December 31, 2009 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K, beginning on page F-1.

2.     Financial Statement Schedules:

        No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.     Exhibits:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 9, 2008).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on February 9, 2010).
4.1	Indenture between Fluor Corporation and Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 17, 2004).
4.2	First Supplemental Indenture between Fluor Corporation and The Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on February 17, 2004).
10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2000).
10.2	Fluor Corporation 2000 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.3	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated on November 1, 2007 (incorporated by reference to Exhibit 10.4 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.4	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.5	Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.6	Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).

10.7	Fluor Executives' Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.8	Fluor Corporation Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.15 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.9	Executive Severance Plan (incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.10	2001 Fluor Stock Appreciation Rights Plan, as amended and restated on November 1, 2007 (incorporated by reference to Exhibit 10.12 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.11	Fluor Corporation 2003 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.12	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q filed on November 9, 2004).
10.13	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K filed on March 15, 2004).
10.14	Amended and Restated Credit Agreement, dated as of September 7, 2006, among Fluor Corporation, BNP Paribas, as Administrative Agent and an Issuing Lender, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q filed on November 6, 2006).
10.15	Special Retention Agreement, dated March 27, 2006, between Fluor Corporation and John Hopkins (incorporated by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q filed on May 8, 2006).
10.16	Summary of Fluor Corporation Non-Employee Director Compensation (incorporated by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q filed on November 7, 2007).
10.17	Fluor Corporation 409A Deferred Directors' Fees Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 21, 2007).
10.18	Fluor 409A Executive Deferred Compensation Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 21, 2007).
10.19	Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 9, 2008).
10.20	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.21	Retention Award granted to Stephen B. Dobbs on February 7, 2008 (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.22	Retention Award granted to David T. Seaton on February 7, 2008 (incorporated by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).

10.23	Form of Value Driver Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).
10.24	Form of Stock Option Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).
10.25	Form of Restricted Stock Unit Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).
10.26	Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.27 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).
10.27	Retention Award granted to Kirk D. Grimes on March 5, 2007.*
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2009, 2008 and 2007, (ii) the Consolidated Balance Sheet at December 31, 2009 and December 31, 2008, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007 and (iv) the Consolidated Statement of Shareholders' Equity for the years ended December 31, 2009, 2008 and 2007. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ D. MICHAEL STEUERT D. Michael Steuert, Senior Vice President and Chief Financial Officer

February 25, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ ALAN L. BOECKMANN Alan L. Boeckmann	Chairman of the Board and Chief Executive Officer	February 25, 2010
Principal Financial Officer:
/s/ D. MICHAEL STEUERT D. Michael Steuert	Senior Vice President and Chief Financial Officer	February 25, 2010
Principal Accounting Officer:
/s/ GARY G. SMALLEY Gary G. Smalley	Vice President and Controller	February 25, 2010
Other Directors:
/s/ ILESANMI ADESIDA Ilesanmi Adesida	Director	February 25, 2010
/s/ PETER K. BARKER Peter K. Barker	Director	February 25, 2010
/s/ PETER J. FLUOR Peter J. Fluor	Director	February 25, 2010
/s/ JAMES T. HACKETT James T. Hackett	Director	February 25, 2010
/s/ KENT KRESA Kent Kresa	Director	February 25, 2010

Signature	Title	Date

/s/ DEAN R. O'HARE Dean R. O'Hare	Director	February 25, 2010
/s/ JOSEPH W. PRUEHER Joseph W. Prueher	Director	February 25, 2010
/s/ NADER H. SULTAN Nader H. Sultan	Director	February 25, 2010
/s/ SUZANNE H. WOOLSEY Suzanne H. Woolsey	Director	February 25, 2010

FLUOR CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fluor Corporation

We have audited the accompanying consolidated balance sheets of Fluor Corporation as of December 31, 2009 and 2008, and the related consolidated statements of earnings, cash flows and equity for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in the Earnings Per Share section of the Major Accounting Policies Note, Financing Arrangements Note and the Noncontrolling Interests Note to the consolidated financial statements, in 2009 the Company changed its method of accounting for earnings per share, convertible debt instruments and noncontrolling interests, respectively. As discussed in the Income Taxes Note to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fluor Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 25, 2010

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31,
(in thousands, except per share amounts)	2009	As Adjusted 2008	As Adjusted 2007

TOTAL REVENUE	$21,990,297	$22,325,894	$16,691,033
TOTAL COST OF REVENUE
Cost of revenue	20,689,161	21,081,870	15,869,204
Gain on sale of joint venture interest	—	(79,209)	—
OTHER (INCOME) AND EXPENSES
Corporate administrative and general expense	178,520	229,692	193,743
Interest expense	10,054	18,439	32,707
Interest income	(24,226)	(66,592)	(64,524)

Total cost and expenses	20,853,509	21,184,200	16,031,130

EARNINGS BEFORE TAXES	1,136,788	1,141,694	659,903
INCOME TAX EXPENSE	403,913	392,791	113,375

NET EARNINGS	732,875	748,903	546,528
NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(47,986)	(32,842)	(18,567)

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$684,889	$716,061	$527,961

BASIC EARNINGS PER SHARE*	$3.79	$3.99	$2.99

DILUTED EARNINGS PER SHARE*	$3.75	$3.89	$2.88

SHARES USED TO CALCULATE EARNINGS PER SHARE*
Basic	179,100	177,658	174,504
Diluted	180,862	182,612	181,043

*
The 2007 share and per share amounts were adjusted for the July 16, 2008 two-for-one stock split. As such, share and per share amounts for all three years presented are on a comparable basis.

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)	December 31, 2009	As Adjusted December 31, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,687,028	$1,834,324
Marketable securities, current	603,594	273,570
Accounts and notes receivable, net	988,991	1,227,224
Contract work in progress	1,405,785	981,125
Deferred taxes	131,101	148,132
Other current assets	305,589	204,143

Total current assets	5,122,088	4,668,518

PROPERTY, PLANT AND EQUIPMENT
Land	48,501	46,032
Buildings and improvements	368,236	345,135
Machinery and equipment	1,207,748	1,087,464
Construction in progress	30,525	17,511

	1,655,010	1,496,142
Less accumulated depreciation	817,976	696,306

Net property, plant and equipment	837,034	799,836

OTHER ASSETS
Marketable securities, noncurrent	335,216	22,884
Goodwill	88,056	87,172
Investments	185,229	191,962
Deferred taxes	247,517	386,613
Deferred compensation trusts	279,852	225,246
Other	83,491	41,346

Total other assets	1,219,361	955,223

	$7,178,483	$6,423,577

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,334,301	$1,164,556
Convertible senior notes	109,789	133,194
Advance billings on contracts	980,437	999,107
Accrued salaries, wages and benefits	581,193	607,702
Other accrued liabilities	295,678	257,667

Total current liabilities	3,301,398	3,162,226

LONG-TERM DEBT DUE AFTER ONE YEAR	17,740	17,722
NONCURRENT LIABILITIES	525,452	520,445
CONTINGENCIES AND COMMITMENTS
EQUITY
Shareholders' equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 178,824,617 and 181,555,921 shares in 2009 and 2008, respectively	1,788	1,816
Additional paid-in capital	682,304	778,537
Accumulated other comprehensive loss	(220,987)	(356,969)
Retained earnings	2,842,428	2,247,938

Total shareholders' equity	3,305,533	2,671,322
Noncontrolling interests	28,360	51,862

Total equity	3,333,893	2,723,184

	$7,178,483	$6,423,577

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2009	As Adjusted 2008	As Adjusted 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$732,875	$748,903	$546,528
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	180,849	161,562	144,862
Amortization of intangibles	1,162	1,743	1,947
Convertible debt discount amortization	384	6,512	8,692
Loss on sale of building	—	16,370	—
Gain on sale of joint venture interest	—	(79,209)	—
Restricted stock and stock option amortization	33,624	35,755	32,318
Deferred compensation trust	(44,606)	84,071	(17,352)
Deferred compensation obligation	45,700	(84,747)	29,623
Funding of deferred compensation trust	(10,000)	(34,000)	(11,000)
Taxes paid on vested restricted stock	(5,700)	(16,970)	(12,243)
Statute expirations and tax settlements	(5,568)	(27,755)	(130,594)
Deferred taxes	74,662	62,945	(47,980)
Stock plans tax benefit	(1,294)	(17,104)	(20,257)
Retirement plan accrual, net of contributions	44,798	(154,531)	(26,763)
Decrease (increase) in unbilled fees receivable	—	—	118,162
Changes in operating assets and liabilities	(143,932)	273,392	317,364
Equity in earnings of investees, net of dividends	(3,699)	(12,014)	(16,104)
Other items	57	9,701	4,389

Cash provided by operating activities	899,312	974,624	921,592

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(1,663,013)	(1,346,335)	(995,002)
Proceeds from the sales and maturities of marketable securities	1,039,684	1,557,590	455,760
Capital expenditures	(233,113)	(299,611)	(284,240)
Proceeds from disposal of property, plant and equipment	37,568	48,495	60,396
Investments	(1,681)	(2,288)	(9,281)
Proceeds from sale of joint venture interest	—	79,209	—
Acquisitions	—	(12,496)	—
Deconsolidation of variable interest entity	—	—	(17,190)
Other items	2,496	(2,031)	(3,875)

Cash provided (utilized) by investing activities	(818,059)	22,533	(793,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(125,419)	(374)	(287)
Repayment of convertible debt	(23,789)	(173,644)	(22,777)
Dividends paid	(90,692)	(89,928)	(70,399)
Distributions paid to noncontrolling interests	(75,727)	(23,515)	(16,550)
Capital contribution from joint venture partners	—	3,784	35,143
Stock options exercised	2,671	13,377	12,537
Stock plans tax benefit	1,294	17,104	20,257
Repayment of non-recourse project financing	—	—	(23,376)
Repayment of equity bridge loan	—	—	(19,126)
Proceeds from issuance of non-recourse project financing	—	—	101,665
Other items	(5,635)	(2)	86

Cash provided (utilized) by financing activities	(317,297)	(253,198)	17,173

Effect of exchange rate changes on cash	88,748	(84,779)	53,761

Increase (decrease) in cash and cash equivalents	(147,296)	659,180	199,094
Cash and cash equivalents at beginning of year	1,834,324	1,175,144	976,050

Cash and cash equivalents at end of year	$1,687,028	$1,834,324	$1,175,144

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
					Retained Earnings		Noncontrolling Interests	Total Equity
(in thousands, except per share amounts)	Shares*	Amount

BALANCE AS OF DECEMBER 31, 2006 (As Originally Stated)	176,082	$1,760	$653,257	$(148,332)	$1,223,787	$1,730,472	$17,631	$1,748,103
Adjustment due to adoption of FSP APB 14-1 (ASC 470-20)	—	—	26,373	—	(14,453)	11,920	—	11,920

BALANCE AS OF DECEMBER 31, 2006 (As Adjusted)	176,082	$1,760	$679,630	$(148,332)	$1,209,334	$1,742,392	$17,631	$1,760,023

Comprehensive income
Net earnings				—	527,961	527,961	18,567	546,528
Foreign currency translation adjustment of total shareholders' equity (net of deferred taxes of $33,947)				56,600	—	56,600	—	56,600
Foreign currency translation adjustment of noncontrolling interests				—	—	—	(2,474)	(2,474)
Pension plan adjustment (net of deferred taxes of $10,535)				17,560	—	17,560	—	17,560

Total comprehensive income				74,160	527,961	602,121	16,093	618,214

Cumulative impact of adopting FIN 48 (ASC 740)				—	(44,792)	(44,792)	—	(44,792)
Dividends ($0.40 per share)				—	(70,698)	(70,698)	—	(70,698)
Distributions to noncontrolling interests				—	—	—	(16,550)	(16,550)
Partner contributions in noncontrolling interests				—	—	—	35,143	35,143
Deconsolidation of variable interest entity				—	—	—	(14,401)	(14,401)
Stock plan activity	784	8	52,277	—	—	52,285	—	52,285
Repurchase of common stock	(6)	—	(287)	—	—	(287)	—	(287)
Debt conversions	504	6	(590)	—	—	(584)	—	(584)

BALANCE AS OF DECEMBER 31, 2007 (As Adjusted)	177,364	$1,774	$731,030	$(74,172)	$1,621,805	$2,280,437	$37,916	$2,318,353

Comprehensive income
Net earnings				—	716,061	716,061	32,842	748,903
Foreign currency translation adjustment of total shareholders' equity (net of deferred taxes of $87,203)				(144,963)	—	(144,963)	—	(144,963)
Foreign currency translation adjustment of noncontrolling interests				—	—	—	835	835
Pension plan adjustment (net of deferred taxes of $81,475)				(134,737)	—	(134,737)	—	(134,737)
Unrealized gain on debt securities				331	—	331	—	331
Unrealized loss on derivative contracts (net of deferred taxes of $2,055)				(3,428)	—	(3,428)	—	(3,428)

Total comprehensive income				(282,797)	716,061	433,264	33,677	466,941

Dividends ($0.50 per share)				—	(89,928)	(89,928)	—	(89,928)
Distributions to noncontrolling interests				—	—	—	(23,515)	(23,515)
Partner contributions in noncontrolling interests				—	—	—	3,784	3,784
Stock plan activity	139	2	49,264	—	—	49,266	—	49,266
Repurchase of common stock	(6)	—	(376)	—	—	(376)	—	(376)
Debt conversions	4,059	40	(1,381)	—	—	(1,341)	—	(1,341)

BALANCE AS OF DECEMBER 31, 2008 (As Adjusted)	181,556	$1,816	$778,537	$(356,969)	$2,247,938	$2,671,322	$51,862	$2,723,184

Comprehensive income
Net earnings				—	684,889	684,889	47,986	732,875
Foreign currency translation adjustment of total shareholders' equity (net of deferred taxes of $49,656)				82,722	—	82,722	—	82,722
Foreign currency translation adjustment of noncontrolling interests				—	—	—	4,239	4,239
Pension plan adjustment (net of deferred taxes of $29,425)				49,043	—	49,043	—	49,043
Unrealized gain on debt securities (net of deferred taxes of $871)				1,120	—	1,120	—	1,120
Unrealized gain on derivative contracts (net of deferred taxes of $1,856)				3,097	—	3,097	—	3,097

Total comprehensive income				135,982	684,889	820,871	52,225	873,096

Dividends ($0.50 per share)				—	(90,399)	(90,399)	—	(90,399)
Distributions to noncontrolling interests				—	—	—	(75,727)	(75,727)
Stock plan activity	76	—	31,886	—	—	31,886	—	31,886
Repurchase of common stock	(3,060)	(29)	(125,390)	—	—	(125,419)	—	(125,419)
Debt conversions	253	1	(2,729)	—	—	(2,728)	—	(2,728)

BALANCE AS OF DECEMBER 31, 2009	178,825	$1,788	$682,304	$(220,987)	$2,842,428	$3,305,533	$28,360	$3,333,893

*
All share and per share amounts were adjusted for the July 16, 2008 two-for-one stock split.

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Major Accounting Policies

    Principles of Consolidation

        The financial statements include the accounts of the company and its subsidiaries. The equity method of accounting is generally used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is generally accounted for on the cost method. Joint ventures and partnerships in which the company has the ability to exert significant influence, but does not control, are accounted for using the equity method of accounting. Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company evaluates the applicability of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (Revised) "Consolidation of Variable Interest Entities" ("FIN 46(R)") (Accounting Standards Codification ("ASC") 810) to partnerships and joint ventures at the inception of its participation and at the time of reconsideration events to ensure its accounting is in accordance with the appropriate standards. Unless full consolidation is required, the company generally recognizes its proportionate share of joint venture revenue, cost and segment profit in its Consolidated Statement of Earnings and generally uses the one-line equity method of accounting in the Consolidated Balance Sheet.

        All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2008 and 2007 have been reclassified to conform to the 2009 presentation. Management adopted Statement of Financial Accounting Standard ("SFAS") No. 165, "Subsequent Events" (ASC 855-10) during the second quarter of 2009 and, accordingly, has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this annual report is filed on Form 10-K.

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

    Cash and Cash Equivalents

        Cash and cash equivalents include securities with maturities of 90 days or less at the date of purchase. Securities with maturities beyond 90 days are classified as marketable securities within current and noncurrent assets.

    Marketable Securities

        Marketable securities consist primarily of time deposits placed with investment grade banks with original maturities greater than 90 days, which by their nature are typically held to maturity, and are

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

classified as such because the company has the intent and ability to hold them to maturity. Held-to-maturity securities are carried at amortized cost. The company also has investments in debt securities which are classified as available-for-sale because the investments may be sold prior to their maturity date. Available-for-sale securities are carried at fair value. The cost of securities sold is determined by using the specific identification method.

    Engineering and Construction Contracts

        The company recognizes engineering and construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are generally segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. Revenue recognized in excess of amounts billed is classified as current assets under contract work in progress. Amounts billed to clients in excess of revenue recognized to date are classified as current liabilities under advance billings on contracts. The company anticipates that substantially all incurred cost associated with contract work in progress as of December 31, 2009 will be billed and collected in 2010. The company recognizes, under ASC 605-35-25, certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Unapproved change orders are accounted for in revenue and cost when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of contract price.

    Depreciation and Amortization

        Property, plant and equipment are recorded at cost. Leasehold improvements are amortized over the shorter of their economic lives or the lease terms. Depreciation is calculated using the straight-line method over the following ranges of estimated useful service lives, in years:

	December 31,
			Estimated Useful Service Lives
	2009	2008

(cost in thousands)
Buildings	$258,800	$245,667	20 – 40
Building and leasehold improvements	109,436	99,468	6 – 20
Machinery and equipment*	1,073,522	953,770	2 – 10
Furniture and fixtures	134,226	133,694	2 – 10

*
Approximately 50 percent of the machinery and equipment is construction equipment that is depreciated over service lives ranging from 2 to 5 years.

        Goodwill is not amortized but is subject to annual impairment tests. Interim testing of goodwill is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. During 2009, the company completed its annual goodwill impairment tests in the first quarter and determined that none of the goodwill was impaired.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (ASC 740), an interpretation of FASB Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes" (ASC 740). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, and the company adopted this interpretation in the first quarter of 2007. As a result of this adoption, the company recognized a cumulative-effect adjustment of $45 million, increasing its liability for unrecognized tax benefits, interest and penalties and reducing the January 1, 2007 balance of retained earnings. The company recognizes potential interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.

    Earnings Per Share

        Basic earnings per share ("EPS") is calculated by dividing net earnings allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities, using the treasury stock method. Potentially dilutive securities include employee stock options and the 1.5 percent Convertible Senior Notes (see "7. Financing Arrangements" below for information about the Convertible Senior Notes).

        In June 2008, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. The company's restricted stock units and restricted stock awards are considered participating securities since the share-based awards contain a nonforfeitable right to dividends irrespective of whether the awards ultimately vest. ASC 260-10-45 requires that the two-class method of computing basic EPS be applied. Under the two-class method, the company's stock options are not considered to be participating securities. ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008 and was adopted by the company during the first quarter of 2009. There was no impact of significance on basic or diluted EPS as a result of the adoption of ASC 260-10-45.

        As discussed above, the company effected a two-for-one stock split that was paid on July 16, 2008 in the form of a stock dividend. Accordingly, the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the July 16, 2008 stock split.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The calculation of the basic and diluted EPS for the years ended December 31, 2009, 2008 and 2007 are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007

Basic EPS:
Net earnings attributable to Fluor Corporation	$684,889	$716,061	$527,961
Portion allocable to common shareholders	99.10%	99.10%	98.81%

Net earnings allocable to common shareholders	$678,725	$709,616	$521,678
Weighted average common shares outstanding	179,100	177,658	174,504
Basic earnings per share	$3.79	$3.99	$2.99

Diluted EPS:
Net earnings allocable to common shareholders	$678,725	$709,616	$521,678
Weighted average common shares outstanding	179,100	177,658	174,504
Diluted effect:
Employee stock options	189	312	417
Conversion equivalent of dilutive convertible debt	1,573	4,642	6,122

Weighted average diluted shares outstanding	180,862	182,612	181,043
Diluted earnings per share	$3.75	$3.89	$2.88

Anti-dilutive securities not included above	864	566	59

        The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Year Ended December 31,
(shares in thousands)	2009	2008	2007

Numerator:

Weighted average participating common shares	179,100	177,658	174,504

Denominator:
Weighted average participating common shares	179,100	177,658	174,504
Add: Weighted average restricted shares and units	1,635	1,619	2,097

Weighted average participating shares	180,735	179,277	176,601

Portion allocable to common shareholders	99.10%	99.10%	98.81%

    Derivatives and Hedging

        The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts and currency risk associated with intercompany transactions, may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally mitigates the risk by utilizing derivative instruments. These instruments are designated as either fair value or cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (ASC 815). The company formally documents its hedge relationships at the inception of the agreements, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses,

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. The fair value of all derivative instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the derivative instrument is offset against the change in the fair value of the underlying asset through earnings. The effective portion of the contracts' gains or losses due to changes in fair value, associated with the cash flow hedges, are initially recorded as a component of accumulated other comprehensive income (loss) ("OCI") and are subsequently reclassified into earnings when the hedged items settle. Any ineffective portion of a derivative's change in fair value is recognized in earnings immediately. The company does not enter into derivative instruments or hedging activities for speculative or trading purposes.

        Under ASC 815, in certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. As of December 31, 2009, 2008 and 2007, the company had no significant embedded derivatives in any of its contracts.

        On January 1, 2008, the company adopted a policy to offset fair value amounts for multiple derivative instruments executed with the same counterparty under a master netting arrangement, as permitted by ASC 815. The adoption did not have a material impact on the company's financial statements.

    Concentrations of Credit Risk

        Accounts receivable and all contract work in progress are from clients in various industries and locations throughout the world. Most contracts require payments as the projects progress or, in certain cases, advance payments. The company generally does not require collateral, but in most cases can place liens against the property, plant or equipment constructed or terminate the contract if a material default occurs. The company evaluates the counterparty credit risk of third parties as part of its project risk review process and in determining the appropriate level of reserves. The company maintains adequate reserves for potential credit losses and generally such losses have been minimal and within management's estimates. However, in the third quarter of 2009 the company became aware of the non-collectability of a client receivable for a paper mill in the Global Services segment related to work performed in 2009. Consequently, the company recognized a provision of $45 million in the third quarter of 2009 to fully reserve the receivable.

        Cash and marketable securities are deposited with major banks throughout the world. Such deposits are placed with high quality institutions and the amounts invested in any single institution are limited to the extent possible in order to minimize concentration of counterparty credit risk. The company has not incurred any credit risk losses related to these deposits.

        The company's counterparties for derivative contracts are large financial institutions selected based on profitability, strength of balance sheet, credit ratings and capacity for timely payment of financial commitments, which are unlikely to be adversely affected by foreseeable events. There are no significant concentrations of credit risk with any individual counterparty related to our derivative contracts.

        The company monitors credit risk by continuously assessing the credit quality of its counterparties.

    Stock Plans

        The company applies the provisions of SFAS No. 123-R "Accounting for Share-Based Payment" (ASC 718) in its accounting and reporting for stock-based compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Recorded compensation cost for new stock option grants is

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measured using the requirements of ASC 718 for 2009, 2008 and 2007. All unvested options outstanding under the company's option plans have grant prices equal to the market price of the company's stock on the dates of grant. Under ASC 718, stock-based compensation for new awards granted to retirement eligible employees is recognized over the period from the grant date to the retirement eligibility date. Compensation cost for restricted stock is determined based on the fair value of the stock at the date of grant. Compensation cost for stock appreciation rights and performance equity units is determined based on the change in the fair market value of the company's stock during the period.

    Comprehensive Income (Loss)

        SFAS No. 130 "Reporting Comprehensive Income" (ASC 220) establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The company reports the cumulative foreign currency translation adjustments, unrealized gains and losses on debt securities and derivative contracts, adjustments related to recognition of minimum pension liabilities and unrecognized net actuarial losses on such pension plans, as components of accumulated other comprehensive income (loss). The after-tax components of accumulated other comprehensive income (loss), net are as follows:

	Foreign Currency Translation	Unrealized Gain on Debt Securities	Unrealized Loss on Derivative Contracts	Pension and Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net

(in thousands)
Balance as of December 31, 2006	$31,828	$—	$—	$(180,160)	$(148,332)
Current period change	56,600	—	—	17,560	74,160

Balance as of December 31, 2007	88,428	—	—	(162,600)	(74,172)
Current period change	(144,963)	331	(3,428)	(134,737)	(282,797)

Balance as of December 31, 2008	(56,535)	331	(3,428)	(297,337)	(356,969)
Current period change	82,722	1,120	3,097	49,043	135,982

Balance as of December 31, 2009	$26,187	$1,451	$(331)	$(248,294)	$(220,987)

        During 2009 and 2007, functional currency exchange rates for most of the company's international operations strengthened against the U.S. dollar, resulting in unrealized translation gains. During 2008, functional currency exchange rates for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses. The unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive income (loss), net. Most of these unrealized gains or losses relate to cash balances and operating assets and liabilities held in currencies other than the U.S. dollar.

    Recent Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06 "Improving Disclosure about Fair Value Measurements." ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements which will be effective for reporting periods beginning after December 15, 2010. Management is currently evaluating the impact of the new disclosure requirements on the company.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends certain guidance in ASC 605-25, "Revenue Recognition — Multiple Element Arrangements." ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective for annual reporting periods beginning on or after June 15, 2010 and should be applied on a prospective basis for revenue arrangements entered into or materially modified with early adoption permitted. Management is currently evaluating the impact on the company's financial position, results of operations and cash flows.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (ASC 105-10). ASC 105-10 establishes the "FASB Accounting Standards Codification" ("Codification"), which officially launched July 1, 2009 to become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company adopted ASC 105-10 during the third quarter of 2009. The adoption of ASC 105-10 did not have an impact on the company's financial position, results of operations or cash flows.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (ASC 810-10). ASC 810-10 eliminates exceptions in FIN 46(R) related to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary and requires a continuous reassessment to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810-10 is effective for interim and annual reporting periods beginning after November 15, 2009. Management is currently evaluating the impact on the company's financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (ASC 805). ASC 805 replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in its financial statements. This standard is effective for fiscal years beginning after December 15, 2008. The company adopted this standard during the first quarter of 2009. The adoption of ASC 805 did not have a material impact on the company's financial position, results of operations or cash flows.

        During 2009, the company implemented several new accounting pronouncements that are discussed in the notes where applicable.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Consolidated Statement of Cash Flows

        The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows are comprised of:

	Year Ended December 31,
	2009	2008	2007

(in thousands)
(Increase) decrease in:
Accounts and notes receivable, net	$281,805	$(380,239)	$(73,368)
Contract work in progress	(359,991)	35,651	(56,883)
Other current assets	(25,156)	105,848	(49,258)
Long-term receivables	—	—	(77,899)
Other assets	11,420	17,174	(4,142)
Increase (decrease) in:
Trade accounts payable	135,228	159,715	181,197
Advance billings on contracts	(94,680)	182,545	264,240
Accrued liabilities	(70,317)	150,262	117,357
Other liabilities	(22,241)	2,436	16,120

(Increase) decrease in operating assets and liabilities	$(143,932)	$273,392	$317,364

Cash paid during the year for:
Interest	$9,190	$12,213	$26,395
Income taxes	417,844	319,665	216,630

3.     Income Taxes

        The income tax expense (benefit) included in the Consolidated Statement of Earnings is as follows:

	Year Ended December 31,
	2009	2008	2007

(in thousands)
Current:
Federal	$289,302	$181,837	$52,193
Foreign	63,268	136,802	116,067
State and local	21,190	19,153	20,216

Total current	373,760	337,792	188,476

Deferred:
Federal	10,293	41,020	(54,807)
Foreign	12,509	5,496	(17,357)
State and local	7,351	8,483	(2,937)

Total deferred	30,153	54,999	(75,101)

Total income tax expense	$403,913	$392,791	$113,375

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of U.S. statutory federal income tax expense to income tax expense is as follows:

	Year Ended December 31,
	2009	2008	2007

(in thousands)
U.S. statutory federal tax expense	$397,876	$399,593	$230,967
Increase (decrease) in taxes resulting from:
State and local income taxes	21,125	22,503	14,845
Other permanent items, net	(4,618)	1,729	2,217
Noncontrolling interests	(15,504)	(10,529)	(5,968)
Valuation allowance / (reversal), net	3,296	(18,999)	12,943
Statute expirations and tax authority settlements	(5,568)	(27,755)	(130,594)
Other changes to unrecognized tax positions	14,218	26,214	—
Other, net	(6,912)	35	(11,035)

Total income tax expense	$403,913	$392,791	$113,375

        Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008

(in thousands)
Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$58,986	$30,211
Employee time-off accrual	68,636	64,603
Project and non-project reserves	119,932	125,841
Workers' compensation insurance accruals	7,647	9,306
Tax basis of investments in excess of book basis	20,752	50,783
Net operating loss carryforwards	36,931	34,564
Unrealized currency loss	12,816	10,011
Foreign tax credit carryforwards	—	9,413
Capital loss carryforwards	3,896	4,894
Other comprehensive loss	130,887	212,740
Other	22,164	49,382

Total deferred tax assets	482,647	601,748
Valuation allowance for deferred tax assets	(43,354)	(40,058)

Deferred tax assets, net	$439,293	$561,690

Deferred tax liabilities:
Book basis of property, equipment and other capital costs in excess of tax basis	(40,007)	(20,620)
Residual U.S. tax on unremitted non-U.S. earnings	(11,792)	—
Other	(8,876)	(6,325)

Total deferred tax liabilities	(60,675)	(26,945)

Deferred tax assets, net of deferred tax liabilities	$378,618	$534,745

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The company had non-U.S. net operating loss carryforwards, related to various jurisdictions, of approximately $147 million as of December 31, 2009. Of the total losses, $118 million can be carried forward indefinitely and $29 million will begin to expire in various jurisdictions starting in 2011.

        The company had non-U.S. capital loss carryforwards of approximately $11 million as of December 31, 2009, which can be carried forward indefinitely.

        The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The allowance for 2009 primarily relates to the deferred tax assets established for certain net operating and capital loss carryforwards and certain reserves on investments. The net increase in the valuation allowance during 2009 was primarily due to the increase in net operating loss carryforwards. The allowance for 2008 primarily relates to the deferred tax assets established for certain net operating and capital loss carryforwards and certain reserves on investments.

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

        The unrecognized tax benefits as of both December 31, 2009 and 2008 were $227 million, of which $80 million and $71 million, if recognized, would have favorably impacted the effective tax rates at the end of 2009 and 2008, respectively. The company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

	2009	2008

(in thousands)
Balance as of January 1	$227,370	$254,135
Change in tax positions of prior years	5,213	17,594
Change in tax positions of current year	—	—
Reduction in tax positions for statute expirations	(5,568)	(44,374)
Reduction in tax positions for audit settlements	(168)	15

Balance as of December 31	$226,847	$227,370

        The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The company has $22 million and $20 million in interest and penalties accrued as of December 31, 2009 and 2008, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        U.S. and foreign earnings before taxes are as follows:

	Year Ended December 31,
	2009	2008	2007

(in thousands)
United States	$734,059	$518,573	$251,635
Foreign	402,729	623,121	408,268

Total	$1,136,788	$1,141,694	$659,903

        Earnings before taxes in the United States during 2009 increased compared to 2008 primarily due to improved profits from the Oil & Gas and Government segments, offset somewhat by decreased profitability in Global Services. Operating profit in the United States during 2008 increased compared to 2007 primarily due to project execution activities in the Oil & Gas segment. Earnings before taxes in the foreign jurisdictions decreased in 2009 compared to 2008 primarily as a result of reduced contributions from project execution activities in the Oil & Gas segment and because the 2008 results included the gain on the sale of the company's joint venture interest in the Greater Gabbard Project. Foreign operating profit increased in 2008 compared to 2007 primarily as a result of operations in the Oil & Gas segment and performance in the Industrial & Infrastructure segment, including the sale of the joint venture interest in the Greater Gabbard Project.

4.     Retirement Benefits

        The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees worldwide. Contributions to defined contribution retirement plans are based on a percentage of the employee's compensation. Expense recognized for these plans of approximately $99 million, $98 million and $74 million in the years ended December 31, 2009, 2008 and 2007, respectively, is primarily related to domestic engineering and construction operations. The defined benefit pension plans are primarily related to domestic and international engineering and construction salaried employees and U.S. craft employees. Contributions to defined benefit pension plans are at least the minimum annual amount required by applicable regulations. Payments to retired employees under these plans are generally based upon length of service, age and/or a percentage of qualifying compensation.

        Net periodic pension expense for defined benefit pension plans includes the following components:

	Year Ended December 31,
	2009	2008	2007

(in thousands)
Service cost	$46,504	$37,921	$39,032
Interest cost	63,944	60,909	53,068
Expected return on assets	(69,260)	(76,912)	(70,085)
Amortization of prior service cost/(credits)	10	10	(96)
Recognized net actuarial loss	37,300	14,084	16,870

Net periodic pension expense	$78,498	$36,012	$38,789

        The ranges of assumptions indicated below cover defined benefit pension plans in Australia, Germany, the United Kingdom, the Netherlands and the United States and are based on the economic environment in each host country at the end of each respective annual reporting period. The discount rate assumption for the U.S. defined benefit plan was determined by discounting the expected future benefit payments using yields based on a portfolio of high quality corporate bonds having maturities that are consistent with the expected timing of future payments to plan participants. The discount rates for the non-U.S. defined benefit plans were determined based on high quality bond yield curves with

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

durations consistent with the pension obligations in that country. The expected long-term rate of return on asset assumptions utilizing historical returns, correlations and investment manager forecasts are established for each major asset category including public U.S. and international equities, U.S. private equities and fixed income securities.

December 31,
	2009	2008	2007

For determining projected benefit obligation at year-end:
Discount rates	5.75-6.50%	4.75-6.50%	5.50-6.50%
Rates of increase in compensation levels	3.00-4.50%	3.00-4.50%	3.00-4.00%
For determining net periodic cost for the year:
Discount rates	4.75-6.50%	5.50-6.50%	4.50-6.00%
Rates of increase in compensation levels	3.00-4.50%	3.00-4.00%	3.00-4.00%
Expected long-term rates of return on assets	5.00-8.00%	5.00-8.00%	5.00-8.00%

        The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, the company expects to fund approximately $50 million to $90 million for calendar year 2010, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities would increase by approximately $33 million.

        The following table sets forth the target allocations and the weighted average actual allocations of plan assets:

		Plan Assets December 31,
	Target Allocation
		2009	2008

Asset category:
Equity securities	30% - 40%	35%	35%
Debt securities	55% - 65%	60%	53%
Real estate and other	0% - 10%	5%	12%

Total		100%	100%

        The company's investment strategy is to maintain asset allocations that appropriately address risk within the context of seeking adequate returns. Investment allocations are determined by each plan's investment committee and/or trustees. Long-term allocation guidelines are set and expressed in terms of a target and target range allocation for each asset class to provide portfolio management flexibility. Short-term deviations from these allocations may exist from time to time for tactical investment or strategic implementation purposes. In the case of certain foreign plans, asset allocations may be impacted by local requirements. In 2009, the company reallocated a larger percentage of its assets in the U.S. defined benefit plan into longer term debt securities to reduce the volatility between the plan's assets and liabilities.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Investments in equity securities are utilized to generate expected long-term capital appreciation to mitigate the effects of increases in benefit obligations resulting from growth in the number of plan participants, inflation, participant mortality improvements, and salary growth. Investments in debt securities are used to provide stable investment returns while preserving investment principal over the periods in which future benefit obligations mature. Certain plans utilized common or collective trusts as investments to gain more efficient access to the various asset categories. While most of the company's plans are not prohibited from investing in the company's common stock or debt securities, there are no such direct investments at the present time.

        In December 2008, the FASB issued FSP SFAS No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" (ASC 715-20). ASC 715-20 amends SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under ASC 715-20 include expanded disclosure about an entity's investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This standard is effective for fiscal years ending after December 15, 2009 and the company adopted these provisions during the fourth quarter of 2009. The adoption of this FSP did not have an impact on the company's financial position, results of operations or cash flows.

        The asset categories of the plans include investments in common or collective trusts. The estimated fair value of the investments in the common or collective trusts represents the underlying net asset value of the shares or units of such funds as determined by the issuer.

        Equity securities are diversified across various industries and are comprised of common and preferred stocks of U.S. and international companies, common or collective trusts with underlying investments in common and preferred stocks and limited partnerships. Publicly traded corporate equity securities are valued at the last reported sale price on the last business day of the year of the plans. Securities not traded on the last business day are valued at the last reported bid price. Limited partnerships are valued at the plan's proportionate share of the estimated fair value of the underlying net assets as determined by the general partners. The limited partnerships are classified as Level 3 investments.

        Debt securities are comprised of corporate bonds, government securities and common or collective trusts, with underlying investments in corporate bonds, government and asset backed securities, as well as interest rate swaps. Corporate bonds primarily consist of investment-grade rated bonds and notes, of which no significant concentration exists in any one rating category or industry. Government securities include inflation-indexed U.S. treasury notes and international and U.S. government bonds. Corporate bonds and government securities are valued at the last reported sale price on the last business day of the year of the plans. Securities not traded on the last business day are valued at the last reported bid price.

        Real Estate and other is primarily comprised of common or collective trusts, with underlying investments in real estate, commodities and foreign exchange forward contracts. Certain common or collective trusts with underlying investments in real estate are classified as Level 3 investments. Insurance contracts, which are part of Other, are valued based on actuarial assumptions, and are also included as Level 3 investments.

        Liabilities primarily consist of foreign currency exchange contracts and obligations to return collateral under securities lending arrangements. The estimated fair value of foreign exchange forward contracts is determined from broker quotes. The estimated fair value of obligations to return collateral under securities lending arrangements are determined based on the last traded price of the underlying securities held as collateral.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the plan assets and liabilities of the company's defined benefit pension plans that are measured at fair value on a recurring basis as of December 31, 2009:

	December 31, 2009
	Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Equity securities:
Common and preferred stock	$215,259	$215,259	$—	$—
Common or collective trusts	184,234	—	184,234	—
Limited Partnerships	20,702	—	—	20,702
Debt securities:
Common or collective trusts	361,924	—	361,924	—
Corporate bonds	300,603	—	300,603	—
Government securities	54,762	—	54,762	—
Real estate and other:
Common or collective trusts — real estate and other	35,154	—	26,730	8,424
Other	20,572	—	16,888	3,684
Liabilities:
Foreign currency exchange contracts and other	$(11,949)	$—	$(11,949)	$—

Plan assets measured at fair value, net	$1,181,261	$215,259	$933,192	$32,810
Plan assets not measured at fair value, net	10,938
Total plan assets, net	$1,192,199

        The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

(in thousands)
Balance as of December 31, 2008	$31,091
Actual return on plan assets:
Assets still held at reporting date	(8,492)
Assets sold during the period	—
Purchases, sales and settlements	10,211

Balance as of December 31, 2009	$32,810

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents expected benefit payments for defined benefit pension plans, which reflect expected future service, as appropriate:

Year Ended December 31,

(in thousands)
2010	$55,782
2011	62,102
2012	67,290
2013	72,877
2014	79,113
2015 — 2019	486,356

        Measurement dates for all of the company's defined benefit pension plans are December 31. The following table sets forth the change in projected benefit obligation, plan assets and funded status of all of the plans:

	December 31,
	2009	2008

(in thousands)
Change in projected benefit obligation
Benefit obligation at beginning of year	$1,048,868	$1,076,895
Service cost	46,504	37,921
Interest cost	63,944	60,909
Employee contributions	6,697	7,024
Currency translation	32,134	(93,730)
Actuarial (gain) loss	46,666	4,641
Benefits paid	(46,002)	(44,792)

Projected benefit obligation at end of year	1,198,811	1,048,868

Change in plan assets
Fair value at beginning of year	996,587	1,118,219
Actual return on plan assets	169,444	(181,276)
Company contributions	33,698	189,819
Employee contributions	6,697	7,024
Currency translation	31,775	(92,407)
Benefits paid	(46,002)	(44,792)

Fair value at end of year	1,192,199	996,587

Funded status	$(6,612)	$(52,281)

Amounts recognized in the Consolidated Balance Sheet
Pension assets included in other assets	$30,967	$—
Pension liabilities included in noncurrent liabilities	(37,579)	(52,281)
Accumulated other comprehensive loss	390,573	468,608

        During 2010, approximately $27 million of the amount of accumulated other comprehensive loss shown above is expected to be recognized as components of net periodic pension expense.

        For the defined benefit pension plans in the United States, Germany and the United Kingdom, the projected benefit obligations exceeded the plan assets. In the aggregate, these plans had projected benefit obligations of $874 million and plan assets with a fair value of $836 million.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The total accumulated benefit obligation for all of the plans as of December 31, 2009 and 2008 was $1.1 billion and $939 million, respectively. There were no plans with accumulated benefit obligations in excess of plan assets.

        In addition to the company's defined benefit pension plans, the company and certain of its subsidiaries provide health care and life insurance benefits for certain retired employees. The health care and life insurance plans are generally contributory, with retiree contributions adjusted annually. The accumulated postretirement benefit obligation as of December 31, 2009, 2008 and 2007 was determined in accordance with the current terms of the company's health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 9 percent in 2010 down to 5 percent in 2014 and beyond. The effect of a 1 percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation and interest cost by approximately $0.7 million and $0.1 million, respectively. The effect of a 1 percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and interest cost by approximately $0.7 million and $0.1 million, respectively.

        Net periodic postretirement benefit cost includes the following components:

	Year Ended December 31,
	2009	2008	2007

(in thousands)
Service cost	$—	$—	$—
Interest cost	1,394	1,401	1,406
Expected return on assets	—	—	—
Amortization of prior service cost	—	—	—
Actuarial adjustment	—	—	—
Recognized net actuarial loss	787	1,407	902

Net periodic postretirement benefit cost	$2,181	$2,808	$2,308

        The following table sets forth the change in benefit obligation of the company's postretirement benefit plans:

	Year Ended December 31,
	2009	2008

(in thousands)
Change in postretirement benefit obligation
Benefit obligation at beginning of year	$21,766	$24,333
Service cost	—	—
Interest cost	1,394	1,401
Employee contributions	321	5,481
Actuarial (gain) loss	937	(118)
Benefits paid	(4,675)	(9,331)

Benefit obligation at end of year	$19,743	$21,766

Funded status	$(19,743)	$(21,766)

        Unrecognized net actuarial losses totaling $7 million as of December 31, 2009 and 2008, respectively, were classified in accumulated other comprehensive loss. The postretirement benefit

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligation classified in current liabilities is approximately $3 million and $4 million as of December 31, 2009 and 2008, respectively. The remaining balance of the postretirement benefit obligation is classified in noncurrent liabilities for both years.

        The discount rate used in determining the postretirement benefit obligation was 5.25 percent as of December 31, 2009 and 7 percent as of December 31, 2008. The discount rate used for postretirement obligations is determined based on the same considerations discussed above that impact defined benefit plans in the United States. Benefit payments, as offset by retiree contributions, are not expected to change significantly in the future.

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

5.     Fair Value of Financial Instruments

        The estimated fair values of the company's financial instruments that are not measured at fair value on a recurring basis are as follows:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

(in thousands)
Assets:
Cash and cash equivalents(1)	$1,620,861	$1,620,861	$1,511,991	$1,511,991
Marketable securities, current(2)	499,535	499,535	255,061	255,061
Marketable securities, noncurrent(3)	664	664	—	—
Notes receivable, including noncurrent portion	38,430	38,430	17,052	17,052
Liabilities:
1.5% Convertible Senior Notes	109,789	177,858	133,194	208,382
5.625% Municipal Bonds	17,740	18,215	17,722	18,290

(1)
Consists of bank deposits with original maturities of 90 days or less.

(2)
Consists of held-to-maturity time deposits with original maturities greater than 90 days.

(3)
Consists of a held-to-maturity time deposit which matures in 2013.

        Fair values were determined as follows:

  •
  The carrying amounts of cash and cash equivalents, marketable securities, current and notes receivable that are current approximate fair value because of the short-term maturity of these instruments.

  •
  The carrying amounts of marketable securities, noncurrent are carried at amortized cost which approximates fair value.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, "Fair Value Measurements" (ASC 820-10), the company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	December 31, 2009						December 31, 2008
	Fair Value Measurements Using						Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
Cash and cash equivalents	$66,167	$66,167	(1)	$—		$—	$322,333	$322,333	(1)	$—		$—
Marketable securities, current	104,059	—		104,059	(2)	—	18,509	—		18,509	(2)	—
Deferred compensation trusts	65,664	65,664	(1)	—		—	53,283	53,283	(1)	—		—
Marketable securities, noncurrent	334,552	—		334,552	(3)	—	22,884	—		22,884	(3)	—
Derivative assets(4)
Commodity swap forward contracts	3,159	—		3,159		—	—	—		—		—
Foreign currency contracts	—	—		—		—	5,436	—		5,436		—
Liabilities:
Derivative liabilities(4)
Commodity swap forward contracts	$3,091	$—		$3,091		$—	$8,247	$—		$8,247		$—
Foreign currency contracts	2,434	—		2,434		—	18	—		18		—

(1)
Consists of registered money market funds valued at fair value, which represents the net asset value of the shares of such funds as of the close of business at the end of the period. The fair value is not materially different from the cost basis.

(2)
Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities and other debt securities which are valued at the last reported sale price on the last business day at the end of the period. Securities not traded on the last business day are valued at the last reported bid price. The fair value is not materially different from the cost basis.

(3)
Consists of investments in U.S. agency securities, U.S. Treasury securities, international government and government-related securities, corporate debt securities and other debt securities with maturities ranging from one to five years which are valued at the last reported sale price on the last business day at the end of the period. Securities not traded on the last business day are valued at the last reported bid price. The fair value is not materially different from the cost basis.

(4)
See "6. Derivatives and Hedging" for the classification of commodity swap forward contracts and foreign currency contracts on the Consolidated Balance Sheet. Commodity swap forward contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows. Foreign currency contracts are estimated by obtaining quotes from brokers.

        All of the company's money market funds and investments carried at fair value are included in the table above and are available-for-sale securities. These available-for-sale securities are made up of the following security types as of December 31, 2009: money market funds of $132 million, U.S. agency securities of $200 million, U.S. Treasury securities of $48 million, corporate debt securities of $181 million and other securities of $9 million. As of December 31, 2008, available-for-sale securities consisted of $376 million in money market funds and $41 million in debt securities, of which no individual debt security type was material.

        In April 2009, the FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (ASC 820-10). ASC 820-10 provides additional guidance for

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements," and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. ASC 820-10 was effective for interim reporting periods ending after June 15, 2009. The company adopted this standard during the second quarter of 2009. The adoption of ASC 820-10 did not have a material impact on the company's financial position, results of operations or cash flows.

        In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (ASC 320-10-35). ASC 320-10-35 provides guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. ASC 320-10-35 also modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. The amendment to ASC 320-10-35 was effective for interim reporting periods ending after June 15, 2009. The company adopted this standard during the second quarter of 2009. This adoption did not have a material impact on the company's financial position, results of operations or cash flows.

6.     Derivatives and Hedging

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (ASC 815-10). ASC 815-10 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. This standard is effective for fiscal years beginning after December 15, 2008. The company adopted this standard during the first quarter of 2009.

        As of December 31, 2009, the company had total gross notional amounts of $109 million of foreign exchange forward contracts and $63 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations. The foreign exchange forward contracts are of varying duration, none of which extend beyond April 2011. The commodity swap forward contracts are of varying duration, none of which extend beyond four years. All existing hedges were determined to be highly effective. As a result, the impact to earnings due to hedge ineffectiveness was immaterial for the years ended December 31, 2009, 2008 and 2007.

        The fair values of derivatives designated as hedging instruments under ASC 815 as of December 31, 2009 were as follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity swap forward contracts	Other current assets	$1,677	Other accrued liabilities	$3,037
Foreign currency contracts	Other current assets	—	Other accrued liabilities	2,416
Commodity swap forward contracts	Other assets	1,482	Noncurrent liabilities	54
Foreign currency contracts	Other assets	—	Noncurrent liabilities	18

Total derivatives		$3,159		$5,525

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The effect of derivative instruments on the Consolidated Statement of Earnings for the year ended December 31, 2009 was as follows:

Fair Value Hedges (in thousands)	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings

Foreign currency contracts	Total cost of revenue	$(6,075)
Foreign currency contracts	Corporate administrative and general expense	16,483

Total		$10,408

Cash Flow Hedges (in thousands)	Amount of Gain (Loss) Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings

Commodity swap forward contracts	$7	Total cost of revenue	$(5,191)
Foreign currency contracts	(2,578)	Total cost of revenue	(477)

Total	$(2,571)		$(5,668)

7.     Financing Arrangements

        The company has a combination of committed and uncommitted lines of credit that total $3.0 billion. These lines may be used for revolving loans, letters of credit and general purposes. The committed lines of credit consist of a $1.5 billion Senior Credit Facility that matures in 2011 and a $500 million letter of credit facility that was executed in the third quarter of 2009 and matures in 2014. Borrowings on the $1.5 billion Senior Credit Facility are to bear interest at rates based on the London Interbank Offered Rate ("LIBOR"), plus an applicable borrowing margin. Letters of credit are provided to clients and other third parties in the ordinary course of business to meet bonding requirements. As of December 31, 2009, $1.1 billion in letters of credit were outstanding under these lines of credit. The company also posts surety bonds as generally required by commercial terms of the contracts, primarily to guarantee its performance on state and local government contracts.

        Consolidated debt consisted of the following:

	December 31,
	2009	2008

(in thousands)
Current:
1.5% Convertible Senior Notes	$109,789	$133,194
Long-Term:
5.625% Municipal Bonds	17,740	17,722

        In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the "Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Interest on the Notes is payable semi-annually on February 15 and August 15 of each year. The Notes are convertible into shares of the company's common stock par value $0.01 per share, at a conversion rate of 35.9104 shares per each $1,000 principal amount of notes, subject to adjustment as described in the indenture. Notes are convertible during any fiscal quarter if the closing price of the company's common stock for at least 20 trading days in the 30 consecutive trading day-period ending on the last trading day of the previous fiscal quarter is greater than or equal to 130 percent of the conversion price

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in effect on that 30th trading day (the "trigger price"). The trigger price is currently $36.20, but is subject to adjustment as outlined in the indenture. The trigger price condition was satisfied during the fourth quarter of 2009 and 2008 and the Notes were therefore classified as short-term debt as of December 31, 2009 and December 31, 2008.

        Holders of Notes were entitled to require the company to purchase all or a portion of their Notes on February 17, 2009 at 100 percent of the principal amount plus accrued and unpaid interest; a de minimis amount of Notes were tendered for purchase. Holders of Notes will again be entitled to have the company purchase their Notes at the same price on February 15, 2014 and February 15, 2019. The Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. In the event of a change of control of the company, each holder may require the company to repurchase the Notes for cash, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest.

        Pursuant to the requirements of Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" (ASC 260-10), the company includes in the diluted EPS computations, based on the treasury stock method, shares that may be issuable upon conversion of the Notes. On December 30, 2004, the company irrevocably elected to pay the principal amount of the Notes in cash, and therefore there is no dilutive impact on EPS unless the average stock price exceeds the conversion price of $27.85. Upon conversion, any stock appreciation amount above the conversion price of $27.85 will be satisfied by the company through the issuance of common stock which thereafter will be included in calculating both basic and diluted EPS. During 2009, holders converted $24 million of the Notes in exchange for the principal balance owed in cash plus 253,309 shares of the company's common stock. During 2008, holders converted $174 million of the Notes in exchange for the principal balance owed in cash plus 4,058,792 shares of the company's common stock.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (ASC 470-20). ASC 470-20 requires the issuer of a convertible debt instrument to separately account for the liability and equity components in a manner that reflects the entity's nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to all periods presented. The company adopted ASC 470-20 during the first quarter of 2009.

        As a result of the adoption of ASC 470-20, the company recognized a cumulative-effect adjustment consisting of an increase to additional paid-in capital of $26.4 million, net of deferred taxes of $7.3 million, and a reduction of debt of $19.1 million for the equity component of the Notes. The December 31, 2006 balance of retained earnings was reduced by $14.5 million. Additionally, interest expense as a result of debt discount amortization increased by $0.4 million, $6.5 million and $8.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase to interest expense resulted in a tax benefit of $0.2 million, $2.6 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net earnings attributable to Fluor Corporation for the year ended December 31, 2009 were increased by $2.5 million ($0.01 per share) primarily as a result of gains from debt conversions. Net earnings attributable to Fluor Corporation for the years ended December 31, 2008 and 2007 were reduced by $4.4 million ($0.02 per share) and $5.4 million ($0.03 per share), respectively, as a result of debt discount amortization.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents information related to the liability and equity components of the Notes:

	December 31,
(in thousands)	2009	2008

Carrying value of the equity component	$21,720	$24,448
Principal amount of the liability component	$109,789	$133,578
Less: Unamortized discount of the liability component	—	384

Carrying value of the liability component	$109,789	$133,194

        Interest expense for the years ended December 31, 2009, 2008 and 2007 includes original coupon interest of $1.9 million, $4.6 million and $6.4 million, respectively. The effective interest rate on the liability component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized. The if-converted value of $178 million is in excess of the principal value as of December 31, 2009.

        As of December 31, 2009, the company was in compliance with all of the financial covenants related to its debt agreements.

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

8.     Other Noncurrent Liabilities

        The company maintains appropriate levels of insurance for business risks. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities include $12 million and $25 million as of December 31, 2009 and 2008, respectively, relating to these liabilities. For certain professional liability risks the company's retention amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported because there is insufficient claims history or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.

        The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The deferrals can earn either market-based fixed or variable rates of return, at the option of the participants. As of December 31, 2009 and 2008, $318 million and $275 million, respectively, of obligations related to these plans were included in noncurrent liabilities. To fund these obligations, the company has established non-qualified trusts, which are classified as noncurrent assets. These trusts held primarily marketable equity securities valued at $280 million and $225 million as of December 31, 2009 and 2008, respectively. Periodic changes in fair value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate participants' investment results which are also reflected in earnings.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Stock Plans

        The company's executive stock plans provide for grants of nonqualified or incentive stock options, restricted stock awards or units and stock appreciation rights ("SARS"). All executive stock plans are administered by the Organization and Compensation Committee of the Board of Directors ("Committee") comprised of outside directors, none of whom are eligible to participate in the plans. Option grant amounts and award dates are established by the Committee. Option grant prices are the fair value of the company's common stock at such date of grant. Options normally extend for 10 years and become exercisable over a vesting period determined by the Committee, which can include accelerated vesting for achievement of performance or stock price objectives. Recorded compensation cost for share-based payment arrangements totaled $21 million for both of the years ended December 31, 2009 and 2008, respectively, and $22 million for the year ended December 31, 2007, net of recognized tax benefits of $13 million for each of the years ended 2009, 2008 and 2007, respectively.

        As discussed above, the company effected a two-for-one stock split that was paid on July 16, 2008 in the form of a stock dividend. Accordingly, restricted stock and stock option activity has been adjusted retroactively for all periods presented to reflect the July 16, 2008 stock split.

        The following table summarizes restricted stock, restricted stock unit and stock option activity:

	Restricted Stock or Restricted Stock Units		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share

Outstanding as of December 31, 2006	2,454,168	$25.11	1,380,914	$25.45

Granted	393,662	44.99	843,640	44.71
Expired or canceled	(11,746)	43.24	(14,768)	36.27
Vested/exercised	(858,910)	22.88	(665,720)	18.83

Outstanding as of December 31, 2007	1,977,174	$29.93	1,544,066	$38.72

Granted	437,908	66.13	548,538	68.41
Expired or canceled	(31,072)	46.63	(36,052)	58.98
Vested/exercised	(860,704)	26.72	(431,310)	31.01

Outstanding as of December 31, 2008	1,523,306	$41.81	1,625,242	$50.34

Granted	622,509	30.87	884,808	30.65
Expired or canceled	(21,531)	33.63	(34,266)	31.55
Vested/exercised	(491,226)	40.03	(115,302)	23.17

Outstanding as of December 31, 2009	1,633,058	$38.28	2,360,482	$44.56

Options exercisable as of December 31, 2009			575,048	$51.24

Remaining unvested options outstanding and expected to vest			1,731,871	$42.41

        As of December 31, 2009, there were a maximum of 9,676,353 shares available for future grant under the company's various stock plans. Shares available for future grant include shares which may be

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

granted by the Committee as either stock options, on a share-for-share basis, or restricted stock, on the basis of one share for each 1.75 available shares.

        Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed and any performance objectives have been attained as established by the Committee. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the company. Restricted stock units are rights to receive shares subject to performance of other conditions as established by the Committee. Upon termination of employment, restricted stock units which have not vested are forfeited. For the years 2009, 2008 and 2007, recognized compensation expense of $23 million, $25 million and $24 million, respectively, is included in corporate administrative and general expense related to restricted stock awards and units. The fair value of restricted stock that vested during 2009, 2008 and 2007 was $19 million, $52 million and $40 million, respectively. The balance of unamortized restricted stock expense as of December 31, 2009 was $22 million, which is expected to be recognized over a weighted-average period of 2.1 years.

        The total intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during 2009, 2008 and 2007 was $3 million, $20 million and $25 million, respectively. The balance of unamortized stock option expense as of December 31, 2009 was $7 million, which is expected to be recognized over a weighted-average period of 1.3 years. Expense associated with stock options for the years ended December 31, 2009, 2008 and 2007, which is included in corporate administrative and general expense in the accompanying Consolidated Statement of Earnings, totaled $11 million, $10 million and $8 million, respectively.

        The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	December 31,
	2009	2008

Weighted average grant date fair value	$13.39	$22.07
Expected life of options (in years)	4.3	4.3
Risk-free interest rate	1.6%	2.2%
Expected volatility	56.0%	38.0%
Expected annual dividend per share	$0.50	$0.50

        The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility.

        Information related to options outstanding as of December 31, 2009 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share

$30.46 - $41.77	851,526	9.2	$30.65	—	—	$—
$42.11 - $47.24	983,632	6.8	43.85	399,612	6.8	43.69
$68.36 - $80.12	525,324	8.2	68.42	175,436	8.2	68.42

	2,360,482	8.0	$44.56	575,048	7.2	$51.24

        As of December 31, 2009, options outstanding and options exercisable had an aggregate intrinsic value of approximately $13 million and $1 million, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Lease Obligations

        Net rental expense amounted to approximately $220 million, $213 million and $169 million in the years ended December 31, 2009, 2008 and 2007, respectively. The company's lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property.

        The company's obligations for minimum rentals under non-cancelable operating leases are as follows:

Year Ended December 31,

(in thousands)
2010	$49,200
2011	56,100
2012	46,300
2013	30,500
2014	23,600
Thereafter	138,900

11.   Noncontrolling Interests

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (ASC 810-10-45). ASC 810-10-45 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard is effective for fiscal years beginning after December 15, 2008. The company adopted this standard during the first quarter of 2009.

        As a result of the adoption of ASC 810-10-45, the company has separately disclosed on the face of the Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the year ended December 31, 2009, earnings attributable to noncontrolling interests were $50 million, and the related tax effect was $2 million. For the years ended December 31, 2008 and 2007, earnings attributable to noncontrolling interests of $34 million and $20 million, respectively, and the related tax effects of $1 million for each year, were reclassified from total cost of revenue and income tax expense, respectively, to net earnings attributable to noncontrolling interests. Distributions paid to noncontrolling interests were $76 million, $24 million and $17 million for the years ended December 31, 2009, 2008 and 2007, respectively. Capital contributions from noncontrolling interests were $4 million and $35 million for the years ended December 31, 2008 and 2007, respectively.

12.   Contingencies and Commitments

        The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes, under ASC 605-35-25, certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $247 million and $202 million as of December 31, 2009 and 2008, respectively, and are primarily included in contract work in progress in the accompanying Consolidated Balance Sheet. Amounts ultimately realized from claims could differ

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

        As of December 31, 2009, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

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

        As of December 31, 2009, the company had recognized in cost and revenue its $52 million proportionate share of $104 million of costs relating to claims recognized by the joint venture. Total claims-related costs incurred, as well as claims submitted to the client by the joint venture, are in excess of the $104 million of recognized costs. As of December 31, 2009, the client had withheld liquidated damages totaling $51 million from amounts otherwise due the joint venture and had asserted additional claims against the joint venture. The company believes that the claims against the joint venture are without merit and that amounts withheld will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue for its $25.5 million proportionate share of the withheld liquidated damages. In addition, the client had drawn down $14.8 million against letters of credit provided by the company and its joint venture partner. The company believes that the amounts drawn down against the letters of credit will ultimately be recovered by the joint venture and, as such, has not reserved for the possible non-recovery of the company's $7.4 million proportionate share.

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

        During the third quarter of 2009, the company settled the dispute, with no material change to segment profit. As a result of the settlement, the company is no longer reporting claim revenue for the project, which totaled $105 million and $116 million as of December 31, 2008 and 2007, respectively.

    Greater Gabbard Offshore Wind Farm Project

        The company is involved in a dispute in connection with the Greater Gabbard Project, a $1.7 billion lump-sum project to provide engineering, procurement and construction services for the client's offshore wind farm project in the United Kingdom. The dispute relates to specifications for monopiles and transition pieces required under the contract. By the end of 2009, the company had recorded $162 million of claim revenue related to this issue for costs incurred to date. Substantial additional costs arising from this dispute are expected to be incurred in future quarters. The company believes the ultimate recovery of incurred and future costs is probable.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Embassy Projects

        The company has performed work on 11 embassy projects over the last five years for the U.S. Department of State under fixed-price contracts. These projects were adversely impacted by higher costs due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased costs to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of December 31, 2009, all embassy projects were complete, with some warranty items still pending.

        As of December 31, 2009, aggregate costs totaling $33 million relating to claims on two of the embassy projects had been recognized in revenue. Total claims-related costs incurred to date, along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue. As the first formal step in dispute resolution, all claims have been certified in accordance with federal contracting requirements. The company continues to periodically evaluate its position with respect to these claims.

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

        The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008. Both parties appealed the decision to the Texas Supreme Court, and the Court denied both petitions and remanded the matter back to the trial court for a new trial. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Fluor Corporation v. Citadel Equity Fund Ltd.

        Citadel Equity Fund Ltd., a hedge fund and former investor in the company's 1.5 percent Convertible Senior Notes (the "Notes"), is disputing the calculation of the number of shares of the company's common stock that were due to Citadel upon conversion of approximately $58 million of Notes. Citadel has argued that it is entitled to an additional $28 million in value under its proposed calculation method. The company believes that the payout given to Citadel was proper and correct and that Citadel's claims are without merit. In January 2010, the court agreed with the company by granting the company's motion for summary judgment in its entirety. In February 2010, the court entered judgment in favor of the company, and Citadel filed a notice of appeal. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of December 31, 2009 are estimated to be $3.6 billion. The company assessed its performance guarantee obligation in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (ASC 460) and the carrying value of the liability was not material as of December 31, 2009 or 2008.

        Financial guarantees, provided in the ordinary course of business to clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. Long-term debt on the Consolidated Balance Sheet included a financial guarantee on behalf of an unrelated third party that totaled approximately $18 million as of December 31, 2009 and 2008.

Other Matters

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

13.   Variable Interest Entities

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

        The partnerships or joint ventures of the company are typically characterized by a 50 percent or less, non-controlling, ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. As such and as noted above, even when the partnership or joint venture is determined to be a VIE, the company is frequently not the primary beneficiary. Should losses occur in the execution of the project for which the VIE was established, the losses would be absorbed by the partners of the VIE. The majority of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Such funding is infrequent and is not anticipated to be material. Some of the company's VIEs have debt, but the debt is typically non-recourse in nature. At times, the company's participation in VIEs requires agreements to provide financial or performance assurances to clients. Refer to "12. Contingencies and Commitments — Guarantees" above for a further discussion of such agreements.

        As of December 31, 2009, the company had a number of entities that were determined to be VIEs, with the majority not meeting the consolidation requirements of ASC 810. Most of the unconsolidated VIEs are proportionately consolidated, though the equity and cost methods of accounting for the investments are also used, depending on the company's respective participation rights, amount of

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

influence in the VIE and other factors. The aggregate investment carrying value of the unconsolidated VIEs was $116 million as of December 31, 2009 and was classified under "Investments" in the Consolidated Balance Sheet. The company's maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of December 31, 2009 for the unconsolidated VIEs were $22 million.

        In some cases, the company is required to consolidate VIEs. The carrying value of the assets and liabilities associated with the operations of the consolidated VIEs as of December 31, 2009 was $425 million and $282 million, respectively, most of which were current. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

        None of the VIEs are individually material to the company's results of operations, financial position or cash flows. Below is a discussion of some of the company's more significant or unique VIEs and related accounting considerations.

    Rapid Growth Project

        In 2008, the Fluor SKM joint venture was awarded the initial program management, engineering and construction management contract for the expansion of port, rail and mine facilities for BHP Billiton Limited's iron ore mining project in the Pilbara region of Western Australia. Fluor SKM is a joint venture between Fluor Australia Pty Ltd and Sinclair Knight Merz (SKM) in which Fluor Australia Pty has a 55 percent interest and SKM has the remaining 45 percent interest. The project is being developed in stages, and in 2009 the company recognized new awards totaling $2.9 billion for work released by the client. The company had previously recognized 2008 new awards of $50 million for the initial scope of work.

        The company has evaluated its interest in Fluor SKM and has determined, based on a qualitative analysis, that the entity is a VIE. The company has further determined from an analysis of contractual agreements and a review of the ownership structure, distribution of profits and losses, risks, responsibilities and voting rights, among other things, that the company is the primary beneficiary of Fluor SKM since the company absorbs the majority of the joint venture's expected returns or losses. Therefore, the company has consolidated the accounts of Fluor SKM. For the year ended December 31, 2009, the company's results of operations included revenue of $1.5 billion related to project execution activities of the joint venture. As of December 31, 2009, the company's financial statements included assets of $82 million and liabilities of $78 million for the joint venture.

    National Roads Telecommunications Services ("NRTS") Project

        In 2005, the company's Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited ("GeneSYS"), in which the company owns a 45 percent interest and HSBC Infrastructure Fund Management Limited owns a 55 percent interest. The project was entered into with the U.K. Secretary of State for Transport (the "Highways Agency") to design, build, maintain and finance a significant upgrade to the integrated transmission network throughout England's motorways. GeneSYS financed the engineering and construction of the upgraded telecommunications infrastructure with approximately $279 million of non-recourse debt (the "term loan facility") from a consortium of lenders (the "Banks") along with joint venture member equity contributions and subordinated debt which were financed during the construction period utilizing equity bridge loans from outside lenders. During September 2007, the joint venture members paid their required permanent financing commitments in the amount of $44 million and were issued Subordinated Notes by GeneSYS. These funds were used by GeneSYS to repay the temporary construction term financing including the company's equity bridge loan. In early October 2007, the newly constructed

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

network achieved operational status and was fully accepted by the Highways Agency on December 20, 2007, thereby concluding the engineering and construction phase and entering the operations and maintenance phase of the project.

        Based on a qualitative analysis of the variable interests of all parties involved at the formation of GeneSYS, under the provisions of ASC 810, the company was initially determined to be the primary beneficiary of the joint venture. ASC 810 requires that the initial determination of whether an entity is a VIE shall be reconsidered under certain conditions. One of those conditions is when the entity's governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the entity's equity investment at risk. Such an event occurred in September 2007 upon the infusion of capital by the joint venture members which resulted in permanent financing through issuance of Subordinated Notes by GeneSYS that replaced temporary equity bridge loans that had been provided by outside lenders. This refinancing of temporary debt with permanent debt constituted a change in the governing documents of GeneSYS that required reconsideration of GeneSYS as a VIE. As a result of the refinancing, the company performed a qualitative analysis and concluded that GeneSYS was still a VIE since the equity at risk was insufficient to finance its operations without additional subordinated financial support. However, the company determined from a review of the contractual arrangements existing at the time of reconsideration, as well as an assessment of the risks of all parties that had direct or implicit variable interests, that the company was no longer the primary beneficiary of GeneSYS. Accordingly, GeneSYS has not been consolidated since October 1, 2007 and, therefore, was not consolidated in the company's accounts as of December 31, 2009 and 2008. GeneSYS is now being accounted for on the equity method of accounting.

        Based on contractual documents, the company's maximum exposure to loss relating to GeneSYS is its investment balance of $14 million. The term loan is an obligation of GeneSYS and will never be a debt repayment obligation of the company because it is non-recourse to the joint venture members.

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

        The company has evaluated its interest in Fluor-Lane and has determined, based on a qualitative analysis, that the entity is a VIE. The company has further determined from an analysis of risk and contractual agreements that it is the primary beneficiary of Fluor-Lane since the company absorbs the majority of Fluor-Lane's expected returns or losses. Accordingly, the company consolidates Fluor-Lane. As of December 31, 2009, the company's financial statements include assets of $134 million and liabilities of $103 million for Fluor-Lane.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Fluor-Transurban has also been determined to be a VIE under the provisions of ASC 810. Pursuant to the requirements of ASC 810, the company evaluated its interest in Fluor-Transurban including its project execution obligations and risks relating to its interest in Fluor-Lane and has determined based on a qualitative analysis that it is not the primary beneficiary of Fluor-Transurban. Based on contractual documents, the company's maximum exposure to loss relating to its investment in Fluor-Transurban is its future funding commitment of $22 million, plus its investment balance of $13 million. The company will never have repayment obligations associated with any of the debt because it is non-recourse to the joint venture members. The company accounts for its ownership interest in Fluor-Transurban on the equity method of accounting.

14.   Operations by Business Segment and Geographical Area

        The company provides professional services in the fields of engineering, procurement, construction and maintenance as well as project management on a global basis and serves a diverse set of industries worldwide including oil and gas, chemical and petrochemicals, transportation, mining and metals, power, life sciences and manufacturing. The company also performs operations and maintenance activities for major industrial clients and, in some cases, operates and maintains their equipment fleet. The five principal operating segments are: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power.

        The Oil & Gas segment provides design, engineering, procurement, construction and project management professional services for upstream oil and gas production, downstream refining, chemicals and petrochemicals markets.

        The Industrial & Infrastructure segment provides design, engineering, procurement and construction services to the transportation, wind power, mining and metals, life sciences, telecommunications, manufacturing, commercial and institutional development, microelectronics and healthcare sectors.

        The Government segment provides engineering, construction, logistics support, contingency response and management and operations services to the U.S. government. The percentage of the company's consolidated revenue from the U.S. government was 9 percent, 6 percent and 8 percent, respectively, during the years ended December 31, 2009, 2008 and 2007.

        The Global Services segment includes operations and maintenance activities, small capital project engineering and execution, site equipment and tool services, industrial fleet services, plant turnaround services and supply chain solutions. In addition, Global Services provides temporary staffing of technical, professional and administrative personnel for projects in all segments.

        The Power segment provides engineering, procurement, construction, program management, start-up and commissioning and maintenance services to the gas fueled, solid fueled, renewables, nuclear and plant betterment markets.

        The reportable segments follow the same accounting policies as those described in Major Accounting Policies. Management evaluates a segment's performance based upon segment profit. Intersegment revenue is insignificant. The company incurs cost and expenses and holds certain assets at the corporate level which relate to its business as a whole. Certain of these amounts have been charged to the company's business segments by various methods, largely on the basis of usage.

        Engineering services for international projects are often performed within the United States or a country other than where the project is located. Revenue associated with these services has been classified within the geographic area where the work was performed.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Information by Segment

	Year Ended December 31,
	2009	2008	2007

(in millions)
External revenue
Oil & Gas	$11,826.9	$12,946.3	$8,369.9
Industrial & Infrastructure	4,820.6	3,470.3	3,385.0
Government	1,983.2	1,319.9	1,308.2
Global Services	2,069.0	2,675.8	2,460.0
Power	1,290.6	1,913.6	1,167.9

Total external revenue	$21,990.3	$22,325.9	$16,691.0

Segment profit (loss)
Oil & Gas	$729.7	$723.8	$432.7
Industrial & Infrastructure	140.4	208.2	101.0
Government	116.8	52.2	29.3
Global Services	140.1	229.3	201.4
Power	124.2	75.4	38.0

Total segment profit	$1,251.2	$1,288.9	$802.4

Depreciation and amortization of fixed assets
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	5.7	3.8	0.1
Government	3.2	2.6	3.0
Global Services	99.0	85.9	82.0
Power	—	—	—
Corporate and other	72.9	69.3	59.8

Total depreciation and amortization of fixed assets	$180.8	$161.6	$144.9

Total assets
Oil & Gas	$972.3	$1,209.7	$890.8
Industrial & Infrastructure	675.9	535.6	576.2
Government	660.3	326.4	284.6
Global Services	841.0	762.8	855.7
Power	74.5	130.5	150.5
Corporate and other*	3,954.5	3,458.6	3,034.8

Total assets	$7,178.5	$6,423.6	$5,792.6

Capital expenditures
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	7.0	10.2	22.2
Government	9.1	5.8	1.9
Global Services	155.9	173.4	164.4
Power	—	—	—
Corporate and other	61.1	110.2	95.7

Total capital expenditures	$233.1	$299.6	$284.2

*
Includes the impact of adopting Financial Accounting Standards Board Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (ASC 470-20).

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Enterprise-Wide Disclosures

	External Revenue Year Ended December 31,			Total Assets As of December 31,
	2009	2008	2007	2009	2008

(in millions)
United States	$10,792.6	$11,390.9	$7,308.7	$4,252.9	$4,081.4
Canada	709.0	1,008.3	1,383.0	509.5	323.0
Asia Pacific (includes Australia)	2,898.4	1,991.4	1,021.7	521.1	279.8
Europe	3,910.5	4,337.5	3,557.8	1,469.8	1,171.0
Central and South America	1,379.5	1,428.4	1,715.6	54.1	82.9
Middle East and Africa	2,300.3	2,169.4	1,704.2	371.1	485.5

Total	$21,990.3	$22,325.9	$16,691.0	$7,178.5	$6,423.6

Reconciliation of Segment Information to Consolidated Amounts

	Year Ended December 31,
	2009	2008	2007

(in millions)
Total segment profit	$1,251.2	$1,288.9	$802.4
Corporate administrative and general expense*	(178.5)	(229.7)	(193.7)
Interest income, net*	14.2	48.2	31.8
Earnings attributable to noncontrolling interests	49.9	34.3	19.4

Earnings before taxes	$1,136.8	$1,141.7	$659.9

*
Includes the impact of adopting Financial Accounting Standards Board Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (ASC 470-20).

Non-Operating (Income) and Expense

        The following table summarizes non-operating (income) and expense items reported in corporate administrative and general expense:

	Year Ended December 31,
	2009	2008	2007

(in millions)
Loss on sale of building	$—	$16	$—
Other items*	2	2	(3)

Total	$2	$18	$(3)

*
Includes the impact of adopting Financial Accounting Standards Board Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (ASC 470-20).

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

(in thousands, except per share amounts)
Year ended December 31, 2009
Revenue	$5,797,889	$5,292,554	$5,420,488	$5,479,366
Cost of revenue	5,448,616	4,975,649	5,108,144	5,156,752
Earnings before taxes(1)(2)	328,500	278,250	265,862	264,176
Net earnings(1)(2)	221,287	176,339	174,004	161,245
Net earnings attributable to Fluor Corporation(1)	204,799	169,270	162,096	148,724
Earnings per share(1)(3)
Basic	$1.13	$0.94	$0.90	$0.83
Diluted	1.12	0.93	0.89	0.82
Year ended December 31, 2008
Revenue	$4,806,981	$5,773,570	$5,673,818	$6,071,525
Cost of revenue	4,549,700	5,370,754	5,341,945	5,740,262
Earnings before taxes(1)(2)	227,776	353,336	301,497	259,085
Net earnings(1)(2)	144,339	217,877	189,331	197,356
Net earnings attributable to Fluor Corporation(1)	136,706	207,957	181,891	189,507
Earnings per share(1)(3)(4)
Basic	$0.77	$1.17	$1.01	$1.04
Diluted	0.74	1.12	1.00	1.03

(1)
Includes the impact of adopting Financial Accounting Standards Board Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (ASC 470-20).

(2)
Includes the impact of adopting Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (ASC 810-10-45).

(3)
Includes the impact of adopting FSP Emerging Issues Task Force 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45).

(4)
All share and per share amounts prior to the July 16, 2008 two-for-one stock split were adjusted. As such, share and per share amounts for all quarters for the two years presented are on a comparable basis.

        Net earnings in the third quarter of 2009 included a pre-tax charge of $45 million ($0.15 per share) for the non-collectability of a client receivable for a paper mill in the Global Services segment. Cost of revenue in the second quarter of 2008 is reduced by a pre-tax gain of $79 million ($0.27 per share) from the sale of the joint venture interest in the Greater Gabbard Project. Earnings before taxes in the fourth quarter of 2008 included a $16 million loss related to the sale of a building in the United Kingdom. Net earnings in the fourth quarter of 2008 included $28 million of tax benefits resulting from statute expirations and tax settlements that favorably impacted the effective tax rate.