Form 10-Q
period 2010-03-31
FLUOR CORP
filed 2010-05-10
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010, 178,736,123 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

March 31, 2010

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009

TOTAL REVENUE	$4,918,855	$5,797,889

TOTAL COST OF REVENUE	4,658,297	5,448,616

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	30,908	25,415
Interest expense	3,172	2,583
Interest income	(6,610)	(7,225)

Total cost and expenses	4,685,767	5,469,389

EARNINGS BEFORE TAXES	233,088	328,500
INCOME TAX EXPENSE	79,416	107,213

NET EARNINGS	153,672	221,287

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(17,037)	(16,488)

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$136,635	$204,799

EARNINGS PER SHARE
BASIC	$0.77	$1.13

DILUTED	$0.76	$1.12

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	178,163	180,317

DILUTED	180,769	181,204

DIVIDENDS DECLARED PER SHARE	$0.125	$0.125

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	March 31, 2010	December 31, 2009

ASSETS

Current assets
Cash and cash equivalents ($171,220 and $172,991 related to variable interest entities (“VIEs”))	$1,608,989	$1,687,028
Marketable securities, current	359,245	603,594
Accounts and notes receivable, net ($103,393 and $99,609 related to VIEs)	1,138,132	988,991
Contract work in progress ($148,102 and $43,115 related to VIEs)	1,695,805	1,405,785
Deferred taxes	146,112	131,101
Other current assets	304,164	305,589

Total current assets	5,252,447	5,122,088

Marketable securities, noncurrent	292,027	335,216
Property, plant and equipment (net of accumulated depreciation of $847,258 and $817,976)	830,755	837,034
Investments and goodwill	268,307	273,285
Deferred taxes	229,036	247,517
Deferred compensation trusts	288,667	279,852
Other	92,587	83,491

	$7,253,826	$7,178,483

LIABILITIES AND EQUITY

Current liabilities
Trade accounts payable ($112,901 and $69,955 related to VIEs)	$1,311,823	$1,334,301
Convertible senior notes	99,709	109,789
Advance billings on contracts ($191,878 and $142,119 related to VIEs)	958,699	980,437
Accrued salaries, wages and benefits ($53,802 and $43,247 related to VIEs)	562,412	581,193
Other accrued liabilities	323,993	295,678

Total current liabilities	3,256,636	3,301,398

Long-term debt due after one year	17,745	17,740
Noncurrent liabilities	536,190	525,452
Contingencies and commitments

Equity
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common – authorized 375,000,000 shares ($0.01 par value); issued and outstanding – 178,729,811 and 178,824,617 shares in 2010 and 2009, respectively	1,787	1,788
Additional paid-in capital	668,746	682,304
Accumulated other comprehensive loss	(210,834)	(220,987)
Retained earnings	2,956,498	2,842,428

Total shareholders’ equity	3,416,197	3,305,533

Noncontrolling interests	27,058	28,360

Total equity	3,443,255	3,333,893

	$7,253,826	$7,178,483

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(in thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$153,672	$221,287
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	45,948	43,687
Amortization of intangibles	371	340
Restricted stock and stock option amortization	9,630	8,209
Deferred compensation trust	(8,815)	8,557
Deferred compensation obligation	8,509	(11,235)
Taxes paid on vested restricted stock	(6,495)	(4,694)
Deferred taxes	(404)	(5,719)
Stock plans tax benefit	(359)	637
Retirement plan accrual, net of contributions	7,716	4,342
Changes in operating assets and liabilities	(486,080)	(178,388)
Equity in earnings of investees, net of dividends	17,124	(10,778)
Other items	6,621	(160)

Cash (utilized) provided by operating activities	(252,562)	76,085

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of marketable securities	(197,681)	(558,112)
Proceeds from the sales and maturities of marketable securities	479,886	258,541
Capital expenditures	(47,998)	(53,149)
Proceeds from disposal of property, plant and equipment	9,578	10,167
Investments in partnerships and joint ventures	(2,783)	(454)
Other items	(4,957)	2,569

Cash provided (utilized) by investing activities	236,045	(340,438)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common stock	(17,071)	(60,103)
Dividends paid	(22,555)	(22,772)
Repayment of convertible debt	(10,080)	(9,764)
Distributions paid to noncontrolling interests	(17,247)	(6,637)
Capital contribution by joint venture partner	1,000	—
Stock options exercised	527	552
Stock plans tax benefit	359	(637)
Other items	(1,310)	240

Cash utilized by financing activities	(66,377)	(99,121)

Effect of exchange rate changes on cash	4,855	(524)

Decrease in cash and cash equivalents	(78,039)	(363,998)

Cash and cash equivalents at beginning of period	1,687,028	1,834,324

Cash and cash equivalents at end of period	$1,608,989	$1,470,326

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)      The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2009 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly its consolidated financial position as of March 31, 2010 and its consolidated results of operations and cash flows for the three months ended March 31, 2010 and 2009. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

Certain 2009 amounts have been reclassified to conform with the 2010 presentation.

(2)      Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends certain guidance in Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple Element Arrangements.” ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective for annual reporting periods beginning on or after June 15, 2010 and should be applied on a prospective basis for revenue arrangements entered into or materially modified, with early adoption permitted. Management is currently evaluating the impact on the company’s financial position, results of operations and cash flows.

During the first quarter of 2010, the company implemented other new accounting pronouncements that are discussed in the notes where applicable.

(3)      The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009

Net earnings	$153,672	$221,287
Unrealized gain (loss) on debt securities(1)	317	(201)
Unrealized gain (loss) on derivative contracts (2)	238	(3,825)
Foreign currency translation adjustment (3)	937	(4,908)
Ownership share of equity method investee’s other comprehensive loss(4)	(2,509)	—
Pension plan adjustment (5)	11,170	7,490

Comprehensive income	163,825	219,843

Comprehensive income attributable to noncontrolling interests	(17,037)	(16,488)

Comprehensive income attributable to Fluor Corporation	$146,788	$203,355

(1)  Net of deferred tax expense of $0.2 million during the three months ended March 31, 2010. Deferred tax benefit related to the three months ended March 31, 2009 was immaterial.

(2)  Net of deferred tax expense of $0.1 million and deferred tax benefit of $2.3 million during the three months ended March 31, 2010 and 2009, respectively.

(3)  Net of deferred tax expense of $0.5 million and deferred tax benefit of $1.6 million during the three months ended March 31, 2010 and 2009, respectively.

(4)  Net of deferred tax benefit of $1.5 million during the three months ended March 31, 2010.

(5) Net of deferred tax expense of $6.7 million and $4.5 million during the three months ended March 31, 2010 and 2009, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(4)      The effective tax rate, based on the company’s actual operating results for the three months ended March 31, 2010 and 2009, was 34.1 percent and 32.6 percent, respectively. The effective tax rate was higher for the three month period ending March 31, 2010 due to recognition of a deferred tax benefit associated with taxes on unremitted foreign earnings in the same period in the prior year.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Beginning January 1, 2013, these laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D. These laws did not have a material impact on the company’s financial position, results of operations or cash flows.

(5)      Cash paid for interest was $2.9 million and $4.3 million for the three months ended March 31, 2010 and 2009, respectively. Income tax payments, net of receipts, were $26.3 million and $41.9 million during the three-month periods ended March 31, 2010 and 2009, respectively.

(6)      In 2009, the company applied the provisions of FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260-10-45). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. The company’s unvested restricted stock units and unvested restricted stock awards were considered to be participating securities since the quarterly dividends paid were nonforfeitable. ASC 260-10-45 required that the two-class method of computing basic EPS be applied. Under the two-class method, the company’s stock options were not considered to be participating securities.

Starting in the first quarter of 2010, dividends on unvested restricted stock units and unvested restricted stock awards are accumulated and become payable only when the units and awards vest. As a result, the company’s unvested restricted stock units and unvested restricted stock awards are no longer considered to be participating securities and the two-class method of computing EPS is not required. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The calculations of the basic and diluted EPS for the three months ended March 31, 2010 under the treasury stock method are presented below:

Three Months Ended March 31,
(in thousands, except per share amounts)	2010

Net earnings attributable to Fluor Corporation	$136,635

Basic EPS:
Weighted average common shares outstanding	178,163

Basic earnings per share	$0.77

Diluted EPS:
Weighted average common shares outstanding	178,163

Diluted effect:
Employee stock options and restricted stock units and shares	1,169
Conversion equivalent of dilutive convertible debt	1,437
Weighted average diluted shares outstanding	180,769

Diluted earnings per share	$0.76

Anti-dilutive securities not included above	1,185

The calculations of the basic and diluted EPS for the three months ended March 31, 2009 under the two-class method are presented below:

Three Months Ended March 31,
(in thousands, except per share amounts)	2009

Basic EPS:
Net earnings attributable to Fluor Corporation	$204,799
Portion allocable to common shareholders	99.16%

Net earnings allocable to common shareholders	$203,079
Weighted average common shares outstanding	180,317

Basic earnings per share	$1.13

Diluted EPS:
Net earnings allocable to common shareholders	$203,079

Weighted average common shares outstanding	180,317

Diluted effect:
Employee stock options	24
Conversion equivalent of dilutive convertible debt	863
Weighted average diluted shares outstanding	181,204

Diluted earnings per share	$1.12

Anti-dilutive securities not included above	1,835

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

Three Months Ended March 31,
(shares in thousands)	2009

Numerator:
Weighted average participating common shares	180,317

Denominator:
Weighted average participating common shares	180,317
Add: Weighted average restricted shares and units	1,520
Weighted average participating shares	181,837

Portion allocable to common shareholders	99.16%

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(7)      The following table presents, for each of the fair value hierarchy levels required under Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (ASC 820-10), the company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	March 31, 2010						December 31, 2009
	Fair Value Measurements Using						Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
Cash and cash equivalents	$39,389	$32,389	(1)	$7,000	(2)	$—	$66,167	$66,167	(1)	$—		$—

Marketable securities, current	127,351	—		127,351	(2)	—	104,059	—		104,059	(2)	—

Deferred compensation trusts	65,665	65,665	(1)	—		—	65,664	65,664	(1)	—		—

Marketable securities, noncurrent	291,361	—		291,361	(3)	—	334,552	—		334,552	(3)	—

Derivative assets(4)
Commodity swap forward contracts	2,986	—		2,986		—	3,159	—		3,159		—
Foreign currency contracts	1,833	—		1,833		—	—	—		—		—

Liabilities:
Derivative liabilities(4)
Commodity swap forward contracts	$3,015	$—		$3,015		$—	$3,091	$—		$3,091		$—
Foreign currency contracts	615	—		615		—	2,434	—		2,434		—

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

All of the company’s money market funds and investments carried at fair value are included in the table above and are available-for-sale securities. These available-for-sale securities are made up of the following security types as of March 31, 2010: money market funds of $98 million, U.S. agency securities of $172 million, U.S. Treasury securities of $35 million, corporate debt securities of $210 million and other securities of $9 million. As of December 31, 2009, available-for-sale securities consisted of money market funds of $132 million, U.S. agency securities of $200 million, U.S. Treasury securities of $48 million, corporate debt securities of $181 million and other securities of $9 million.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The estimated fair values of the company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

	March 31, 2010		December 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash and cash equivalents(1)	$1,569,600	$1,569,600	$1,620,861	$1,620,861
Marketable securities, current(2)	231,894	231,894	499,535	499,535
Marketable securities, noncurrent(3)	666	666	664	664
Notes receivable, including noncurrent portion	24,785	24,785	38,430	38,430

Liabilities:
1.5% Convertible Senior Notes	99,709	169,354	109,789	177,858
5.625% Municipal Bonds	17,745	18,040	17,740	18,215

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

In the first quarter of 2010, the company adopted FASB ASU 2010-06 “Improving Disclosure about Fair Value Measurements” (ASC 820).  ASU 2010-06 requires, on a prospective basis, additional disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements, of which the company had none for the three months ended March 31, 2010. ASU 2010-06 also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value. The adoption of ASU 2010-06 did not have a material impact on the company’s disclosures in its Condensed Consolidated Financial Statements.

(8)      The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts and currency risk associated with intercompany transactions, may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally mitigates the risk by utilizing derivative instruments. These instruments are designated as either fair value or cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC 815). The company formally documents its hedge relationships at the inception of the agreements, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the derivative instrument is offset against the change in the fair value of the underlying asset through earnings. The effective portion of the derivative

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

instruments’ gains or losses due to changes in fair value, associated with the cash flow hedges, are recorded as a component of accumulated other comprehensive income (loss) (“OCI”) and are reclassified into earnings when the hedged items settle. Any ineffective portion of a derivative instrument’s change in fair value is recognized in earnings immediately. The company does not enter into derivative instruments or hedging activities for speculative or trading purposes.

As of March 31, 2010, the company had total gross notional amounts of $95 million of foreign exchange forward contracts and $59 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations and intercompany transactions. The foreign exchange forward contracts are of varying duration, none of which extend beyond April 2011. The commodity swap forward contracts are of varying duration, none of which extend beyond four years. The impact to earnings due to hedge ineffectiveness was immaterial for the three months ended March 31, 2010 and 2009, respectively.

The fair values of derivatives designated as hedging instruments under ASC 815 as of March 31, 2010 and December 31, 2009 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	March 31, 2010	December 31, 2009	Balance Sheet Location	March 31, 2010	December 31, 2009

Commodity swaps	Other current assets	$1,697	$1,677	Other accrued liabilities	$2,923	$3,037
Foreign currency forwards	Other current assets	1,833	—	Other accrued liabilities	614	2,416
Commodity swaps	Other assets	1,289	1,482	Noncurrent liabilities	92	54
Foreign currency forwards	Other assets	—	—	Noncurrent liabilities	1	18

Total derivatives		$4,819	$3,159		$3,630	$5,525

The effect of derivative instruments on the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2010 and 2009 was as follows:

		Three Months Ended March 31,
		2010	2009
Fair Value Hedges (in thousands)	Location of Gain Recognized in Earnings	Amount of Gain Recognized in Earnings	Amount of Gain Recognized in Earnings

Foreign currency forwards	Total cost of revenue	$2,652	$2,030
Foreign currency forwards	Corporate general and administrative expense	348	1,529

Total		$3,000	$3,559

	Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009		2010	2009
Cash Flow Hedges (in thousands)	Amount of Gain (Loss) Recognized in OCI	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings

Commodity swaps	$(427)	$(2,668)	Total cost of revenue	$(213)	$(161)
Foreign currency forwards	158	(1,318)	Total cost of revenue	(264)	—

Total	$(269)	$(3,986)		$(477)	$(161)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(9)      Net periodic pension expense for defined benefit pension plans includes the following components:

	Three Months Ended March 31,
(in thousands)	2010	2009

Service cost	$11,849	$11,444
Interest cost	17,641	15,431
Expected return on assets	(19,988)	(16,741)
Amortization of prior service cost	—	2
Recognized net actuarial loss	6,787	8,997

Net periodic pension expense	$16,289	$19,133

The company currently expects to fund approximately $50 million to $90 million into its defined benefit pension plans during 2010, which is expected to be in excess of the minimum funding required. During the three months ended March 31, 2010, contributions of approximately $9 million were made by the company.

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

The net periodic postretirement benefit cost was immaterial for the three months ended March 31, 2010 and 2009.

(10)    In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2009 and first quarter of 2010 and the Notes were therefore classified as short-term debt. During the three months ended March 31, 2010, holders converted $10 million of the Notes in exchange for the principal balance owed in cash plus 133,982 shares of the company’s common stock. During the three months ended March 31, 2009, holders converted $10 million of the Notes in exchange for the principal balance owed in cash plus 56,934 shares of the company’s common stock.

The company applies the provisions of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (ASC 470-20). ASC 470-20 requires the issuer of a convertible debt instrument to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods.

The following table presents information related to the liability and equity components of the Notes:

(in thousands)	March 31, 2010	December 31, 2009

Carrying value of the equity component	$21,211	$21,720

Principal amount and carrying value of the liability component	$99,709	$109,789

The Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 35.9104 shares per each $1,000 principal amount of Notes, subject to adjustment as described in the indenture. Interest expense for the first quarter of 2010 and 2009 includes original coupon interest of $0.4 million and $0.6 million, respectively. The effective interest rate on the liability component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized. Interest expense as a result of debt discount amortization amounted to $0.4 million for the three months ended March 31, 2009. The if-converted value of $167 million is in excess of the principal value as of March 31, 2010.

As of March 31, 2010, the company was in compliance with all of the financial covenants related to its debt agreements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(11)    The company’s director and executive stock plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2009. Restricted stock units of 819,186 and 602,535 were granted in the first quarter of 2010 and 2009, respectively, at weighted-average per share prices of $42.75 and $30.46, respectively. The awards for 2010 and 2009 vest ratably over three years. During the first quarter of 2010 and 2009, options for the purchase of 1,135,362 shares at a weighted-average exercise price of $42.75 per share and 872,112 shares at a weighted-average exercise price of $30.46 per share, respectively, were awarded. The option awards for 2010 and 2009 vest ratably over three years. The option awards expire ten years after the grant date.

(12)    The company applies the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (ASC 810-10-45). ASC 810-10-45 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.

As required with the adoption of ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three months ended March 31, 2010, earnings attributable to noncontrolling interests were $17.4 million and the related tax effect was $0.4 million. For the three months ended March 31, 2009, earnings attributable to noncontrolling interests were $17.0 million and the related tax effect was $0.5 million. Distributions paid to noncontrolling interests were $17.2 million and $6.6 million for the three months ended March 31, 2010 and 2009, respectively. Capital contributions by noncontrolling interests were $1.0 million for the three months ended March 31, 2010. There were no capital contributions by noncontrolling interests for the three months ended March 31, 2009.

(13)    The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes, under ASC 605-35-25, certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $253 million and $247 million as of March 31, 2010 and December 31, 2009, respectively, and are primarily included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of March 31, 2010, several matters were in the litigation and dispute resolution process.  The following discussion provides a background and current status of these matters:

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

As of March 31, 2010, the company had recognized in cost and revenue its $52 million proportionate share of $104 million of costs relating to claims recognized by the joint venture. Total claims-related costs incurred, as well as claims submitted to the client by the joint venture, are in excess of the $104 million of recognized costs. As of March 31, 2010, the client had withheld liquidated damages totaling $51 million from amounts otherwise due the joint venture and had asserted additional claims against the joint venture. The company believes that the claims against the joint venture are without merit and that amounts withheld will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue for its $25.5 million proportionate share of the withheld liquidated damages. In addition, the client had drawn down $14.8 million against letters of credit provided by the company and its joint venture partner. The company believes that the amounts drawn down against the letters of credit will ultimately be recovered by the joint venture and, as such, has not reserved for the possible non-recovery of the company’s $7.4 million proportionate share.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

On March 22, 2010, the client filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of California.  As a result, all actions against the client are subject to an automatic stay.  The joint venture continues to pursue its claims against the client in the bankruptcy court and against other parties, including the California Department of Transportation, the ultimate owner of the facility, outside of the bankruptcy court.  The joint venture recorded mechanics liens against certain properties of the client which the company believes will maintain their priority status despite the client’s bankruptcy filing. The company continues to evaluate claims for recoveries and other contingencies on the project. The company continues to incur legal expenses associated with the claims and dispute resolution process.

Greater Gabbard Offshore Wind Farm Project

The company is involved in a dispute in connection with the Greater Gabbard Project, a $1.6 billion lump-sum project to provide engineering, procurement and construction services for the client’s offshore wind farm project in the United Kingdom. The dispute relates to specifications for monopiles and transition pieces required under the contract. As of March 31, 2010, the company had recorded $168 million of claim revenue related to this issue for costs incurred to date. Substantial additional costs arising from this dispute are expected to be incurred in future quarters. The company believes the ultimate recovery of incurred and future costs is probable.

Embassy Projects

The company has performed work on 11 embassy projects over the last five years for the U.S. Department of State under fixed-price contracts. These projects were adversely impacted by higher costs due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased costs to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of March 31, 2010, all embassy projects were complete, with some warranty items still pending.

As of March 31, 2010, aggregate costs totaling $33 million relating to claims on two of the embassy projects were recognized in revenue. Total claims-related costs incurred to date, along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue. As the first formal step in dispute resolution, all claims have been certified in accordance with federal contracting requirements. The company continues to periodically evaluate its position with respect to these claims.

Conex International v. Fluor Enterprises, Inc.

In November 2006, a Jefferson County, Texas, jury reached an unexpected verdict in the case of Conex International (“Conex”) v. Fluor Enterprises Inc. (“FEI”), ruled in favor of Conex and awarded $99 million in damages related to a 2001 construction project.

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

The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008. Both parties appealed the decision to the Texas Supreme Court, and the Court denied both petitions.  The company has requested rehearing on two issues to the Texas Supreme Court, and if the request is denied, the Court will remand the matter back to the trial court for a new trial. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Fluor Corporation v. Citadel Equity Fund Ltd.

Citadel Equity Fund Ltd., a hedge fund and former investor in the company’s 1.5 percent Convertible Senior Notes (the “Notes”), is disputing the calculation of the number of shares of the company’s common stock that were due to Citadel upon conversion of approximately $58 million of Notes. Citadel has argued that it is entitled to an additional $28 million in value under its proposed calculation method. The company believes that the payout given to Citadel was proper and correct and that Citadel’s claims are without merit. In January 2010, the court agreed with the company by granting the company’s motion for summary judgment in its entirety. In February 2010, the court entered judgment in favor of the company, and Citadel filed a notice of appeal. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

(14)         In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of March 31, 2010 are estimated to be $3.7 billion. The company assessed its performance guarantee obligation as of March 31, 2010 and December 31, 2009 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (ASC 460) and the carrying value of its liability was not material.

Financial guarantees, provided in the ordinary course of business to clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. Long-term debt on the Condensed Consolidated Balance Sheet included a financial guarantee on behalf of an unrelated third party that totaled approximately $18 million as of March 31, 2010 and December 31, 2009.

(15)             In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects.  The company evaluates each partnership and joint venture to determine whether the entity is a variable interest entity (“VIE”).  If the entity is determined to be a VIE, the company assesses whether it is the primary beneficiary and needs to consolidate the entity.  Upon the occurrence of certain events outlined in ASC 810-10, the company reassesses its initial determination of whether the entity is a VIE and whether consolidation is still required.

During the first quarter of 2010, the company prospectively adopted SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends consolidation guidance for variable interest entities under ASC 810-10 for interim and annual reporting periods beginning after November 15, 2009. The prospective adoption of this amendment did not have an impact on the company’s financial position, results of operations or cash flows.

Under ASC 810-10, a partnership or joint venture is considered a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

ASC 810-10, as amended, now requires companies to utilize a qualitative approach to determine if it is the primary beneficiary of a VIE. A company is deemed to be the primary beneficiary and must consolidate its partnerships and joint ventures if the company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the variable interest entity.  Prior to the effective date of the amendment, companies were required to utilize both qualitative and quantitative information to determine if it was the primary beneficiary of a VIE.

The partnerships or joint ventures of the company are typically characterized by a 50 percent or less, non-controlling, ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest.  Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary.  Such funding is infrequent and is not anticipated to be material. The majority of the company’s partnerships and joint ventures are VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support.   However, the VIEs frequently do not meet the consolidation requirements of ASC 810-10 because the company is not deemed to be the primary beneficiary. Some of the company’s VIEs have debt, but the debt is typically non-recourse in nature. At times, the company’s participation in VIEs requires agreements to provide financial or performance assurances to clients. Refer to Note 14 for a further discussion of such agreements.

The contractual agreements that define the ownership structure and equity investment at risk, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties are used to determine if the entity is a VIE and whether the company is the primary beneficiary and must consolidate the entity.  Additionally, the company considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. ASC 810-10, as amended, now requires the company to continuously assess whether it is the primary beneficiary of its VIEs.  Prior to the amendment, reassessment of whether the company was the primary beneficiary was required only upon the occurrence of certain events.

As of March 31, 2010, the company reassessed its partnerships and joint ventures in accordance with the requirements of ASC 810-10. Consistent with prior periods, the company had a number of entities that were determined to be VIEs, with the majority not meeting the consolidation requirements of ASC 810-10 because the company was not the primary beneficiary. Most of the unconsolidated VIEs are proportionately consolidated, though the equity and cost methods of accounting for the investments are also used, depending on the company’s respective participation rights, amount of influence in the VIE and other factors. The aggregate investment carrying value of the unconsolidated VIEs was $126 million and $116 million as of March 31, 2010 and December 31, 2009, respectively, and was classified under “Investments and goodwill” in the Condensed Consolidated Balance Sheet. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of March 31, 2010 for the unconsolidated VIEs were $21 million. None of the unconsolidated VIEs are individually material to the company’s results of operations, financial position or cash flows.

In some cases, the company is required to consolidate VIEs. The carrying value of the assets and liabilities associated with the operations of the consolidated VIEs as of March 31, 2010 was $503 million and $371 million, respectively. The carrying value of the assets and liabilities associated with the operations of the consolidated VIEs as of December 31, 2009 was $410 million and $268 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company. As of March 31, 2010, the carrying value of the assets and liabilities of the Fluor SKM joint venture were $152 million and $132 million, respectively. As of December 31, 2009, the carrying value of the assets and liabilities of the Fluor SKM joint venture were $82 million and $78 million, respectively. The company’s results of operations include revenue related to the Fluor SKM joint venture of $577 million and $280 million for the three months ended March 31, 2010 and 2009, respectively. None of the other consolidated VIEs are individually material to the company’s results of operations, financial position or cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(16)         Operating information by segment is as follows:

	Three Months Ended March 31,
External Revenue (in millions)	2010	2009

Oil & Gas	$2,139.4	$3,369.6
Industrial & Infrastructure	1,243.4	1,176.5
Government	662.8	370.8
Global Services	339.1	421.7
Power	534.2	459.3

Total external revenue	$4,918.9	$5,797.9

	Three Months Ended March 31,
Segment Profit (in millions)	2010	2009

Oil & Gas	$92.3	$200.8
Industrial & Infrastructure	31.7	28.1
Government	35.3	27.7
Global Services	27.4	47.4
Power	56.5	28.3

Total segment profit	$243.2	$332.3

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended March 31,
Reconciliation of Segment Profit to Earnings Before Taxes (in millions)	2010	2009

Total segment profit	$243.2	$332.3
Corporate general and administrative expense	(30.9)	(25.4)
Interest income, net	3.4	4.6
Earnings attributable to noncontrolling interests	17.4	17.0

Earnings before taxes	$233.1	$328.5

Total assets by segment are as follows:

Total assets (in millions)	March 31, 2010	December 31, 2009

Oil & Gas	$1,076.6	$972.3
Industrial & Infrastructure	788.6	675.9
Government	896.1	660.3
Global Services	751.9	744.5
Power	215.0	171.0

The increase in total assets for the Oil & Gas, Industrial & Infrastructure, Government and Power segments was due to an increase in working capital to support project execution activities.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Effective January 1, 2010, the company moved its power services business to the Power segment from the Global Services segment. The operating results and total assets presented above have been recast to reflect this change.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and notes and the company’s December 31, 2009 annual report on Form 10-K.  For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected revenue and earnings levels, cash flow and liquidity, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature.  These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties.  As a result, caution must be exercised in relying on forward-looking statements.  Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

•                  Intense competition in the global engineering, procurement and construction industry, which can place downward pressure on our contract prices and profit margins;

•                  The company’s failure to receive anticipated new contract awards and the related impacts on staffing levels and cost;

•                  Decreased capital investment or expenditures, or a failure to make anticipated increased capital investment or expenditures, by the company’s clients;

•                  The cyclical nature of many of the markets the company serves, including our commodity-based business lines, and our vulnerability to downturns;

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

•                  Restrictions on possible transactions imposed by our charter documents and Delaware law; and

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

Additional information concerning these and other factors can be found in our press releases as well as our periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. Risk Factors” in this Form

10-Q as well as the company’s Form 10-K filed February 25, 2010. These filings are available publicly on the SEC’s website at http://www.sec.gov, on Fluor’s website at http://investor.fluor.com or upon request from Fluor’s Investor Relations Department at (469) 398-7220. Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Consolidated revenue for the three months ended March 31, 2010 declined 15 percent to $4.9 billion from $5.8 billion for the three months ended March 31, 2009. Revenue increases in the Government, Power and Industrial & Infrastructure segments were more than offset by significant revenue decreases in the Oil & Gas and Global Services segments.

Net earnings attributable to Fluor Corporation were $137 million or $0.76 per diluted share for the three months ended March 31, 2010, compared to net earnings attributable to Fluor Corporation of $205 million or $1.12 per diluted share for the corresponding period of 2009.

The decreases in consolidated revenue and net earnings attributable to Fluor Corporation for the first quarter of 2010 when compared to the first quarter of 2009 were caused by the global recession, changing market conditions and a decline in the demand for new capacity in the refining, petrochemical and polysilicon markets. The global recession continues to impact the near-term capital investment plans of many of the company’s clients across all of the company’s segments except Government.

The effective tax rate, based on the company’s actual operating results for the three months ended March 31, 2010 and 2009, was 34.1 percent and 32.6 percent, respectively. The higher effective tax rate for the three month period ending March 31, 2010 was primarily attributable to the recognition of a deferred tax benefit associated with taxes on unremitted foreign earnings in the same period in the prior year. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Beginning January 1, 2013, these laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D. These laws did not have a material impact on the company’s financial position, results of operations or cash flows.

Consolidated new awards were $3.4 billion for the three months ended March 31, 2010 compared to new awards of $5.5 billion for the three months ended March 31, 2009. This decline was due to the economic and market conditions noted above. The Oil & Gas and Industrial & Infrastructure segments were the major contributors to the new award activity in the 2010 period. Approximately 68 percent of consolidated new awards for the three months ended March 31, 2010 were for projects located outside of the United States.

Consolidated backlog as of March 31, 2010 was $25.7 billion compared to $29.1 billion as of March 31, 2009. The decline in backlog is primarily the result of project execution activities outpacing new awards due to the economic and market conditions mentioned previously. As of March 31, 2010, approximately 63 percent of consolidated backlog related to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Effective January 1, 2010, the company moved the power services business to the Power segment from the Global Services segment. Operating results, total assets, new awards and backlog have been recast for the Power and Global Services segments to reflect this change.

OIL & GAS

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2010	2009

Revenue	$2,139.4	$3,369.6
Segment profit	92.3	200.8

Revenue and segment profit for the three months ended March 31, 2009 decreased by 37 percent and 54 percent, respectively, compared to the corresponding period in 2009, as a number of large projects have been completed or are near completion and new award activity in recent quarters has slowed. Segment profit margin of 4.3 percent for the three months ended March 31, 2010 decreased from 6.0 percent for the three months ended March 31, 2009 primarily due to a shift from higher margin engineering activities to lower margin construction-related activities, the retention of key resources in part to support increased bid and proposal activities and the favorable impact in the prior year of the approval of change orders by clients for projects nearing completion.

New awards for the three months ended March 31, 2010 were $1.4 billion compared to $2.0 billion for the first quarter of 2009. Current quarter awards included a gas processing project in Qatar and two clean gasoline projects in Mexico. Backlog as of March 31, 2010 decreased 33 percent to $10.9 billion compared to $16.3 billion as of March 31, 2009.

The global recession, changing market conditions and a decline in demand for new capacity in the refining, petrochemical and polysilicon markets have resulted in lower new award activity in recent quarters and caused some project cancellations during 2009. As a consequence of the lower level of new awards and the 2009 project cancellations, the segment’s backlog, revenue and segment profit have declined when comparing the first quarter of 2010 to the corresponding period of the prior year. Although the segment continues to be impacted by some of the effects of the recession, there are indications that the segment could see the initial signs of a recovery in 2010, particularly in certain markets outside the United States, including the Middle East, Canada, China and Australia. It is anticipated that a highly competitive business environment will continue to put pressure on margins and, in certain cases, more lump-sum project execution for the segment.

Total assets in the segment were $1.1 billion as of March 31, 2010 compared to $972 million as of December 31, 2009. The increase in total assets corresponded to an increase in working capital to support project execution activities.

INDUSTRIAL & INFRASTRUCTURE

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2010	2009

Revenue	$1,243.4	$1,176.5
Segment profit	31.7	28.1

Revenue for the three months ended March 31, 2010 increased 5.7 percent compared to the first quarter of 2009 as growth in the infrastructure and mining and metals business lines offset a decline in the manufacturing and life sciences business. Segment profit of $31.7 million as of March 31, 2010 increased 13 percent compared to the corresponding period in the prior year primarily because of the mining and metals business line. Segment profit margin of 2.6 percent for the three months ended March 31, 2010 was up modestly compared to segment profit margin of 2.4 percent for the three months ended March 31, 2009. Segment profit and segment profit margin in the current period for the infrastructure business line were impacted by the claim on the Greater Gabbard project for which no profit was recognized. The company does not expect to recognize profit, if any, related to this project until the dispute is resolved.

New awards for the three months ended March 31, 2010 were $1.0 billion compared to $2.5 billion for the first quarter of 2009. Current quarter new awards included a highway project, a life sciences project and two mining projects.  New awards in the first quarter of 2009 were primarily driven by a large award for an iron ore mining project in northwest Australia. Backlog increased 31 percent to $10.5 billion as of March 31, 2010 compared to $8.1 billion as of March 31, 2009, primarily due to substantial mining and metals award activity resulting from the recovery of commodity prices.

Total assets in the Industrial & Infrastructure segment were $789 million as of March 31, 2010 compared to $676 million as of December 31, 2009.  This increase was primarily due to an increase in working capital for project execution activities.

GOVERNMENT

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2010	2009

Revenue	$662.8	$370.8
Segment profit	35.3	27.7

Revenue for the three months ended March 31, 2010 increased 79 percent compared to the same period in the prior year primarily due to the execution of Logistics Civil Augmentation Program (“LOGCAP IV”) task orders for the United States Army in Afghanistan. Segment profit of $35.3 million for the three months ended March 31, 2010 was 27 percent higher compared to the three months ended March 31, 2009 primarily as the result of additional work associated with the LOGCAP IV task orders, offset somewhat by reduced contributions from certain other project execution activities, including Federal Emergency Management Agency (“FEMA”) Public Assistance task orders.

New project awards for the three months ended March 31, 2010 increased to $429 million compared to $243 million for the same period in the prior year as the result of a significant increase in LOGCAP IV award activity. Backlog for the segment was $829 million as of March 31, 2010 compared to backlog of $574 million as of March 31, 2009. This increase was primarily due to multi-year funding at the Savannah River Site Management and Operating Project (“Savannah River”) related to American Recovery and Reinvestment Act (“ARRA”) work.

Total assets in the Government segment increased to $896 million as of March 31, 2010 compared to $660 million as of December 31, 2009 primarily as a result of an increase in working capital to support project execution activities for LOGCAP IV task orders.

GLOBAL SERVICES

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2010	2009

Revenue	$339.1	$421.7
Segment profit	27.4	47.4

Revenue decreased 20 percent for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to declining volumes of capital work and fewer refinery turnarounds and shutdowns which impacted the operations and maintenance business line. The equipment business line also experienced a revenue decline in the current quarter compared to the first quarter of the prior year due to reduced activity supporting operations in Iraq and Mexico.  The segment continues to be impacted by the global economic downturn, particularly for natural resource, metal and chemical prospects. In certain cases, refinery turnaround and shutdown work previously performed by the operations and maintenance business line has been executed internally by the clients themselves.  All of the business lines of the segment continue to be impacted by the weak economy and it remains unclear as to when a broad-based recovery will occur.

Segment profit and segment profit margin declined significantly for the first three months of 2010 compared to the first three months of 2009, primarily as the result of the impact of the economic and market conditions discussed above on all business lines of the segment. More specifically, the operations and maintenance business line experienced an increase in volume of lower margin work and the equipment business line reported lower margins in Mexico and Canada.

New awards for the three months ended March 31, 2010 were $385 million compared to $105 million for the corresponding period in 2009. The increase is primarily attributable to awards at new sites in the operations and maintenance business line. Backlog as of March 31, 2010 was $2.0 billion compared to $1.6 billion as of March 31, 2009.

Operations and maintenance activities that have yet to be performed comprise Global Services backlog. Short-duration operations and maintenance activities may not contribute to ending backlog.  In addition, the equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

POWER

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2010	2009

Revenue	$534.2	$459.3
Segment profit	56.5	28.3

Revenue for the three months ended March 31, 2010 increased 16 percent compared to the three months ended March 31, 2009 primarily due to increased project execution activities on gas-fired power plants located in Texas, Virginia and Georgia. The revenue increase associated with these projects was offset somewhat by the expected reduction in project execution activities on the Oak Grove coal-fired power project in Texas for Luminant, a unit of Energy Futures Holdings Corporation, that is progressing closer to completion.

Segment profit for the first quarter of 2010 increased 99 percent compared to the first quarter of 2009 primarily due to contributions associated with the increase in project execution activities noted above and the positive impact of meeting certain contract performance guarantees on the Oak Grove project. Segment profit margin for the three months ended March 31, 2010 improved compared to the same period in 2009, primarily due to the increase in profitability for the Oak Grove project.

The Power segment continues to be impacted by delays in obtaining air permits for coal-fired power plants due to concerns over carbon emissions. In addition, power producers have been impacted by the global credit crisis and ensuing recession which reduced demand. New awards in the Power segment are typically large in amount, but occur on an irregular basis. New awards in the first quarter of 2010 were $157 million compared to $594 million in the first quarter of 2009, which included the award of the Dominion Bear Garden gas-fired power project in Virginia. Backlog declined to $1.5 billion as of March 31, 2010 from $2.6 billion as of March 31, 2009, primarily as the result of project execution activities associated with the Oak Grove project.

Total assets in the Power segment increased to $215 million as of March 31, 2010 from $171 million as of December 31, 2009 due to additional working capital required for project execution activities.

OTHER

Corporate general and administrative expense for the three months ended March 31, 2010 was $30.9 million compared to $25.4 million for the first quarter of 2009. This increase was the net result of many individually insignificant items including marginally higher stock-based compensation costs, severance costs and foreign currency-related losses in the 2010 period, offset somewhat by the impact of overhead reduction efforts.

Net interest income of $3.4 million during the three month period ended March 31, 2010 compares with net interest income of $4.6 million during the corresponding period of 2009.

Income tax expense for the three months ended March 31, 2010 and 2009 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations and access to financial markets. In addition, the company has committed and uncommitted lines of credit totaling $3.0 billion, which may be used for revolving loans, letters of credit and general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $2.0 billion, is sufficient to fund operating requirements. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the financial markets and the option to issue debt or equity securities. As of March 31, 2010, the company was in compliance with all of the financial covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of March 31, 2010 was 3.3 percent compared to 3.7 percent as of December 31, 2009.

Cash Flows

Cash and cash equivalents were $1.6 billion as of March 31, 2010, essentially level with the $1.7 billion as of December 31, 2009. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.3 billion and $2.6 billion as of March 31, 2010 and December 31, 2009, respectively.

Operating Activities

Cash utilized from operating activities for the three months ended March 31, 2010 was $253 million compared to cash provided by operating activities of $76 million during the same period in 2009. The reduced cash flow from operating activities in the current period is attributable to an increase in working capital to support project execution activities in the Government and Industrial and Infrastructure segments.  In addition, the Government segment experienced an increase in contract work in progress related to certain billing rates and contract modifications that are being negotiated. During the three months ended March 31, 2009, cash provided by operating activities of $76.1 million resulted primarily from earnings sources.

The company contributed approximately $9 million into its defined benefit plans during the three months ended March 31, 2010. The company expects to fund approximately $50 million to $90 million during 2010, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash provided by investing activities amounted to $236 million for the three months ended March 31, 2010 while cash utilized by investing activities amounted to $340 million for the three months ended March 31, 2009. The primary investing activities included purchases, sales and maturities of marketable securities and capital expenditures.

The company holds excess cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments are placed with highly-rated banks and include money market funds which invest in U.S. Government-related securities, bank deposits, repurchase agreements that are fully collateralized by U.S. Government-related securities, commercial paper and high quality short-term and medium-term fixed income securities. During the three months ended March 31, 2010, proceeds from the sales and maturities of marketable securities exceeded purchases by $282 million. During the three months ended March 31, 2009, purchases of marketable securities exceeded proceeds by $300 million. The company held current and noncurrent marketable securities of $651 million and $939 million as of March 31, 2010 and December 31, 2009, respectively.

Capital expenditures for the three months ended March 31, 2010 and 2009 primarily related to construction equipment associated with equipment operations in the Global Services segment.

Financing Activities

Cash utilized in financing activities during the three months ended March 31, 2010 and 2009 of $66 million and $99 million, respectively, included company stock repurchases, company dividend payments to shareholders, convertible note repayments and distributions paid to holders of noncontrolling interests.

Cash flows from financing activities in the first quarter of 2010 included the repurchase of 379,600 shares of the company’s common stock for $17 million under its stock repurchase program. Cash flows from financing activities in the first quarter of 2009 included the repurchase of 1,766,700 shares of the company’s common stock for $60 million under its stock repurchase program. Quarterly cash dividends are declared at a rate of $0.125 per share and are typically paid in the month following the quarter in which they are declared. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2009 and first quarter of 2010 and the Notes were therefore classified as short-term debt. During the three months ended March 31, 2010, holders converted $10 million of the Notes in exchange for the principal balance owed in cash plus 133,982 shares of the company’s common stock. During the three months ended March 31, 2009, holders converted $10 million of the Notes in exchange for the principal balance owed in cash plus 56,934 shares of the company’s common stock. The Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. The company does not know the timing or principal amount of the remaining Notes that may be presented for conversion in the future. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

Distributions paid to holders of noncontrolling interests were $17 million and $7 million during the three months ended March 31, 2010 and 2009, respectively. The increase is primarily due to the Rapid Growth Project and the Interstate 495 Capital Beltway Project. See Note 13 to the annual report on Form 10-K for further discussion of these projects.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of other comprehensive loss. Unrealized gains of $5 million in 2010 relate to the effect of exchange rate changes on cash. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses is considered nominal.

Off-Balance Sheet Arrangements

Guarantees and Commitments

The company has a combination of committed and uncommitted lines of credit that total $3.0 billion. These lines may be used for revolving loans, letters of credit and general purposes. The committed lines of credit consist of a $1.5 billion Senior Credit Facility that matures in 2011 and a $500 million letter of credit facility that matures in 2014. Borrowings on the $1.5 billion Senior Credit Facility are to bear interest at rates based on the London Interbank Offered Rate (“LIBOR”), plus an applicable borrowing margin. Letters of credit are provided to clients and other third parties in the ordinary course of business to meet bonding requirements. As of March 31, 2010, $1.0 billion in letters of credit were outstanding under these lines of credit.

The company posts surety bonds as generally required by commercial terms of the contracts, primarily to guarantee its performance on state and local government projects. As of March 31, 2010, the performance of the financial markets has not disrupted the company’s surety programs or limited its ability to access needed surety capacity.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of March 31, 2010 are estimated to be $3.7 billion. The company assessed its performance guarantee obligation as of March 31, 2010 and December 31, 2009 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (ASC 460) and the carrying value of its liability was not material.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. Long-term debt on the Condensed Consolidated Balance Sheet included a financial guarantee on behalf of an unrelated third party that totaled approximately $18 million as of March 31, 2010 and December 31, 2009, respectively.

Variable Interest Entities

In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects.  The company evaluates each partnership and joint venture to determine whether the entity is a variable interest entity (“VIE”).  If the entity is determined to be a VIE, the company assesses whether it is the primary beneficiary and needs to consolidate the entity.

During the first quarter of 2010, the company prospectively adopted SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends consolidation guidance for variable interest entities under ASC 810-10 for interim and annual reporting periods beginning after November 15, 2009. Adoption of this amendment did not have an impact on the company’s financial position, results of operations or cash flows.

For further discussion of the company’s VIEs, see Note 15 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company utilizes derivative instruments to hedge exposures to foreign exchange rates and commodity prices to minimize the volatility of project cost. The company does not enter into derivative transactions for speculative or trading purposes. As of March 31, 2010, the company had foreign exchange forward contracts of less than two years duration to exchange major world currencies for U.S. dollars. The total gross notional amount of these contracts was $95 million. As of March 31, 2010, the company had commodity swap forward contracts of less than four years duration and a total gross notional amount of $59 million.

There have been no material changes to market risk in the first quarter of 2010. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2009 remain current.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred as of the end of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended March 31,
(in millions)	2010	2009

Backlog – beginning of period	$26,778.7	$33,245.3
New awards	3,359.1	5,493.5
Adjustments and cancellations, net	359.1	(3,956.1)
Work performed	(4,795.8)	(5,650.9)

Backlog – end of period	$25,701.1	$29,131.8

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

For information on matters in dispute, see Note 13 to the Condensed Consolidated Financial Statements under Part I, Item 1.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended March 31, 2010 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (2)

January 1, 2010 – January 31, 2010	2,201	$45.04	—	5,210,800

February 1, 2010 – February 28, 2010	24,292	$43.06	—	5,210,800

March 1, 2010 – March 31, 2010	407,480	$44.98	379,600	4,831,200

Total	433,973	$44.87	379,600	4,831,200

(1)         Includes 54,373 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans and 379,600 shares of company stock repurchased and cancelled by the company during March 2010 under its stock repurchase program for total consideration of $17,081,396.

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

Item 6.           Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2008).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2010).

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

10.3	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective January 1, 2010.*

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

10.27	Retention Award granted to Kirk D. Grimes on March 5, 2007 (incorporated by reference to Exhibit 10.27 to the registrant's Annual Report on Form 10-K filed on February 25, 2010).

10.28	Form of Stock Option Agreement (with double trigger change of control) under the Fluor Corporation 2008 Executive Performance Incentive Plan.*

10.29	Form of Restricted Stock Unit Agreement (with double trigger change of control) under the Fluor Corporation 2008 Executive Performance Incentive Plan.*

10.30	Form of Non-U.S. Stock Growth Incentive Award Agreement (with double trigger change of control) under the Fluor Corporation 2008 Executive Performance Incentive Plan.*

10.31	Form of Restricted Unit Award Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors.*

10.32	Form of Restricted Stock Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors.*

31.1	Certification of Chief Executive Officer of Fluor Corporation.*

31.2	Certification of Chief Financial Officer of Fluor Corporation.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*  New exhibit filed with this report.

Attached  as  Exhibit  101  to  this  report  are  the  following documents formatted  in  XBRL  (Extensible  Business  Reporting  Language):  (i)  the Condensed Consolidated  Statement  of Earnings for the three months ended March 31, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009, and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March  31, 2010 and 2009.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 10, 2010	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date:	May 10, 2010	/s/ Gary G. Smalley
Gary G. Smalley
Vice President and Controller