Form 10-Q
period 2010-06-30
FLUOR CORP
filed 2010-07-27
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 22, 2010, 178,762,580 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

June 30, 2010

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

TOTAL REVENUE	$5,152,121	$5,292,554	$10,070,976	$11,090,443

TOTAL COST OF REVENUE	4,868,354	4,975,649	9,526,651	10,424,265

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	27,827	42,003	58,735	67,418
Interest expense	2,304	2,488	5,476	5,071
Interest income	(5,505)	(5,836)	(12,115)	(13,061)

Total cost and expenses	4,892,980	5,014,304	9,578,747	10,483,693

EARNINGS BEFORE TAXES	259,141	278,250	492,229	606,750
INCOME TAX EXPENSE	80,724	101,911	160,140	209,124

NET EARNINGS	178,417	176,339	332,089	397,626

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(21,042)	(7,069)	(38,079)	(23,557)

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$157,375	$169,270	$294,010	$374,069

EARNINGS PER SHARE
BASIC	$0.88	$0.94	$1.65	$2.06

DILUTED	$0.87	$0.93	$1.63	$2.05

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	178,214	179,054	178,189	179,686

DILUTED	180,688	181,198	180,729	181,201

DIVIDENDS DECLARED PER SHARE	$0.125	$0.125	$0.25	$0.25

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	June 30, 2010	December 31, 2009

ASSETS

Current assets
Cash and cash equivalents ($176,838 and $172,991 related to variable interest entities (“VIEs”))	$1,437,118	$1,687,028
Marketable securities, current	324,089	603,594
Accounts and notes receivable, net ($134,620 and $99,609 related to VIEs)	1,197,892	988,991
Contract work in progress ($110,153 and $43,115 related to VIEs)	1,792,693	1,405,785
Deferred taxes	143,841	131,101
Other current assets	305,776	305,589

Total current assets	5,201,409	5,122,088

Marketable securities, noncurrent	323,642	335,216
Property, plant and equipment (net of accumulated depreciation of $862,928 and $817,976)	838,179	837,034
Investments and goodwill	269,410	273,285
Deferred taxes	250,535	247,517
Deferred compensation trusts	272,168	279,852
Other	112,542	83,491

	$7,267,885	$7,178,483

LIABILITIES AND EQUITY

Current liabilities
Trade accounts payable ($149,904 and $69,955 related to VIEs)	$1,335,744	$1,334,301
Convertible senior notes	99,642	109,789
Advance billings on contracts ($204,888 and $142,119 related to VIEs)	862,017	980,437
Accrued salaries, wages and benefits ($45,482 and $43,247 related to VIEs)	554,669	581,193
Other accrued liabilities	330,026	295,678

Total current liabilities	3,182,098	3,301,398

Long-term debt due after one year	17,749	17,740
Noncurrent liabilities	506,974	525,452
Contingencies and commitments

Equity
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common – authorized 375,000,000 shares ($0.01 par value); issued and outstanding – 178,769,561 and 178,824,617 shares in 2010 and 2009, respectively	1,788	1,788
Additional paid-in capital	683,044	682,304
Accumulated other comprehensive loss	(247,466)	(220,987)
Retained earnings	3,091,348	2,842,428

Total shareholders’ equity	3,528,714	3,305,533

Noncontrolling interests	32,350	28,360

Total equity	3,561,064	3,333,893

	$7,267,885	$7,178,483

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(in thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$332,089	$397,626
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	91,497	88,633
Amortization of intangibles	637	637
Restricted stock and stock option amortization	22,960	16,842
Deferred compensation trust	7,684	(12,738)
Deferred compensation obligation	(8,372)	15,702
Deferred taxes	2,047	(32,061)
Stock plans tax benefit	(491)	784
Retirement plan accrual, net of contributions	21,227	20,042
Changes in operating assets and liabilities	(725,064)	(94,187)
Equity in (earnings) of investees, net of dividends	22,359	(11,466)
Other items	6,043	(5,010)

Cash (utilized) provided by operating activities	(227,384)	384,804

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of marketable securities	(548,707)	(1,258,250)
Proceeds from the sales and maturities of marketable securities	815,849	423,826
Capital expenditures	(123,411)	(120,593)
Proceeds from disposal of property, plant and equipment	16,784	17,188
Investments in partnerships and joint ventures	(5,054)	(1,039)
Other items	(3,636)	2,011

Cash provided (utilized) by investing activities	151,825	(936,857)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common stock	(17,071)	(61,259)
Dividends paid	(45,072)	(45,578)
Repayment of convertible debt	(10,147)	(11,865)
Distributions paid to noncontrolling interests	(33,280)	(14,138)
Capital contribution by joint venture partner	1,000	—
Repayment of corporate-owned life insurance loans	(32,163)	—
Taxes paid on vested restricted stock	(6,763)	(4,851)
Stock options exercised	1,631	719
Stock plans tax benefit	491	(784)
Other items	(4,156)	(1,393)

Cash utilized by financing activities	(145,530)	(139,149)

Effect of exchange rate changes on cash	(28,821)	38,772

Decrease in cash and cash equivalents	(249,910)	(652,430)

Cash and cash equivalents at beginning of period	1,687,028	1,834,324

Cash and cash equivalents at end of period	$1,437,118	$1,181,894

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                   The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2009 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly its consolidated financial position as of June 30, 2010 and its consolidated results of operations and cash flows for the three and six months ended June 30, 2010 and 2009. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

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

During the first half of 2010, the company implemented other new accounting pronouncements that are discussed in the notes where applicable.

(3)                   The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Net earnings	$178,417	$176,339	$332,089	$397,626
Unrealized gain (loss) on debt securities(1)	(153)	230	164	29
Unrealized gain (loss) on derivative contracts(2)	(870)	3,502	(662)	(323)
Foreign currency translation adjustment(3)	(43,311)	48,004	(42,374)	43,096
Ownership share of equity method investee’s other comprehensive loss(4)	(244)	—	(2,753)	—
Pension plan adjustment(5)	7,976	(3,249)	19,146	4,241

Comprehensive income	141,815	224,826	305,610	444,669

Comprehensive income attributable to noncontrolling interests	(21,042)	(7,069)	(38,079)	(23,557)

Comprehensive income attributable to Fluor Corporation	$120,773	$217,757	$267,531	$421,112

(1)          Net of deferred tax benefit of $0.1 million and deferred tax expense of $0.1 million during the three and six months ended June 30, 2010, respectively. Deferred tax expense related to the three and six months ended June 30, 2009 was immaterial.

(2)          Net of deferred tax benefit of $0.5 million and $0.4 million during the three and six months ended June 30, 2010, respectively, and deferred tax expense of $2.1 million and deferred tax benefit of $0.2 million during the three and six months ended June 30, 2009, respectively.

(3)          Net of deferred tax benefit of $26.0 million and $25.4 million during the three and six months ended June 30, 2010, respectively, and deferred tax expense of $27.5 million and $25.9 million during the three and six months ended June 30, 2009, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(4)          Net of deferred tax benefit of $0.2 million and $1.7 million during the three and six months ended June 30, 2010.

(5)          Net of deferred tax expense of $4.8 million and $11.5 million during the three and six months ended June 30, 2010, respectively, and deferred tax benefit of $2.0 million and deferred tax expense of $2.5 million during the three and six months ended June 30, 2009, respectively.

(4)                   The effective tax rate, based on the company’s actual operating results for the three and six months ended June 30, 2010 was 31.2 percent and 32.5 percent, respectively, compared to 36.6 percent and 34.5 percent for the corresponding periods of 2009. The effective tax rate was lower for the three and six month periods ending June 30, 2010 primarily due to the favorable impact of an unanticipated audit settlement that resulted in the recognition of a previously unrecognized tax benefit and due to increased earnings attributable to noncontrolling interests for which taxes are not paid by the company.

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

(5)                   Cash paid for interest was $7.0 million and $6.4 million for the six months ended June 30, 2010 and 2009, respectively. Income tax payments, net of receipts, were $131.6 million and $237.6 million during the six-month periods ended June 30, 2010 and 2009, respectively.

(6)                   In 2009, the company applied the provisions of FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260-10-45). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. The company’s unvested restricted stock units and unvested restricted shares of stock were considered to be participating securities since the quarterly dividends paid were nonforfeitable. ASC 260-10-45 required that the two-class method of computing basic EPS be applied. Under the two-class method, the company’s stock options were not considered to be participating securities.

Starting in the first quarter of 2010, dividends on unvested restricted stock units and unvested restricted stock are accumulated and become payable only when the units and shares vest. As a result, the company’s unvested restricted stock units and unvested restricted shares are no longer considered to be participating securities and the two-class method of computing EPS is not required. Diluted EPS for the 2010 periods reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The calculations of the basic and diluted EPS for the three and six months ended June 30, 2010 under the treasury stock method are presented below:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2010

Net earnings attributable to Fluor Corporation	$157,375	$294,010

Basic EPS:
Weighted average common shares outstanding	178,214	178,189

Basic earnings per share	$0.88	$1.65

Diluted EPS:
Weighted average common shares outstanding	178,214	178,189

Diluted effect:
Employee stock options and restricted stock units and shares	1,240	1,205
Conversion equivalent of dilutive convertible debt	1,234	1,335
Weighted average diluted shares outstanding	180,688	180,729

Diluted earnings per share	$0.87	$1.63

Anti-dilutive securities not included above	1,662	1,424

The calculations of the basic and diluted EPS for the three and six months ended June 30, 2009 under the two-class method are presented below:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2009

Basic EPS:
Net earnings attributable to Fluor Corporation	$169,270	$374,069
Portion allocable to common shareholders	99.05%	99.11%

Net earnings allocable to common shareholders	$167,662	$370,740
Weighted average common shares outstanding	179,054	179,686

Basic earnings per share	$0.94	$2.06

Diluted EPS:
Net earnings allocable to common shareholders	$167,662	$370,740

Weighted average common shares outstanding	179,054	179,686

Diluted effect:
Employee stock options	146	85
Conversion equivalent of dilutive convertible debt	1,998	1,430
Weighted average diluted shares outstanding	181,198	181,201

Diluted earnings per share	$0.93	$2.05

Anti-dilutive securities not included above	537	1,186

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended June 30,	Six Months Ended June 30,
(shares in thousands)	2009	2009

Numerator:
Weighted average participating common shares	179,054	179,686

Denominator:
Weighted average participating common shares	179,054	179,686
Add: Weighted average restricted shares and units	1,711	1,615
Weighted average participating shares	180,765	181,301

Portion allocable to common shareholders	99.05%	99.11%

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(7)                   The following table presents, for each of the fair value hierarchy levels required under Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (ASC 820-10), the company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	June 30, 2010						December 31, 2009
	Fair Value Measurements Using						Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
Cash and cash equivalents	$34,760	$26,760	(1)	$8,000	(2)	$—	$66,167	$66,167	(1)	$—		$—

Marketable securities, current	103,283	—		103,283	(2)	—	104,059	—		104,059	(2)	—

Deferred compensation trusts	66,551	66,551	(1)	—		—	65,664	65,664	(1)	—		—

Marketable securities, noncurrent	323,642	—		323,642	(3)	—	334,552	—		334,552	(3)	—

Derivative assets(4)
Commodity swap forward contracts	780	—		780		—	3,159	—		3,159		—
Foreign currency contracts	3,262	—		3,262		—	—	—		—		—

Liabilities:
Derivative liabilities(4)
Commodity swap forward contracts	$3,573	$—		$3,573		$—	$3,091	$—		$3,091		$—
Foreign currency contracts	1,303	—		1,303		—	2,434	—		2,434		—

(1)      Consists of registered money market funds and an equity index fund valued at fair value, which represents the net asset value of the shares of such funds as of the close of business at the end of the period.

(2)      Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities, commercial paper and other debt securities which are valued at the last reported sale price on the last business day at the end of the period. Securities not traded on the last business day are valued at the last reported bid price. The fair value is not materially different from the cost basis.

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

All of the company’s investments carried at fair value are included in the table above and are available-for-sale securities. These available-for-sale securities are made up of the following security types as of June 30, 2010: money market funds of $92 million, U.S. agency securities of $189 million, U.S. Treasury securities of $51 million, corporate debt securities of $179 million, commercial paper of $8 million and other securities of $9 million. As of December 31, 2009, available-for-sale securities consisted of money market funds of $132 million, U.S. agency securities of $200 million, U.S. Treasury securities of $48 million, corporate debt securities of $181 million and other securities of $9 million. The amortized cost of these available-for-sale securities is not materially different than the fair value.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The estimated fair values of the company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash and cash equivalents(1)	$1,402,358	$1,402,358	$1,620,861	$1,620,861
Marketable securities, current(2)	220,806	220,806	499,535	499,535
Marketable securities, noncurrent(3)	—	—	664	664
Notes receivable, including noncurrent portion	13,234	13,234	38,430	38,430

Liabilities:
1.5% Convertible Senior Notes	99,642	139,499	109,789	177,858
5.625% Municipal Bonds	17,749	18,047	17,740	18,215

(1)      Consists of bank deposits with original maturities of 90 days or less.

(2)      Consists of held-to-maturity time deposits with original maturities greater than 90 days.

(3)      Consists of a held-to-maturity time deposit.

Fair values were determined as follows:

•              The carrying amounts of cash and cash equivalents, marketable securities, current and notes receivable that are current approximate fair value because of the short-term maturity of these instruments. Amortized cost is not materially different than the fair value.

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

In the first quarter of 2010, the company adopted FASB ASU 2010-06 “Improving Disclosure about Fair Value Measurements” (ASC 820).  ASU 2010-06 requires, on a prospective basis, additional disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements, of which the company had none for the six months ended June 30, 2010. ASU 2010-06 also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value. The adoption of ASU 2010-06 did not have a material impact on the company’s disclosures in its Condensed Consolidated Financial Statements.

(8)                   The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts and currency risk associated with intercompany transactions, may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally mitigates the risk by utilizing derivative instruments. These instruments are designated as either fair value or cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC 815). The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the derivative instrument is offset against the

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

change in the fair value of the underlying asset through earnings. The effective portion of the derivative instruments’ gains or losses due to changes in fair value, associated with the cash flow hedges, are recorded as a component of accumulated other comprehensive income (loss) (“OCI”) and are reclassified into earnings when the hedged items settle. Any ineffective portion of a derivative instrument’s change in fair value is recognized in earnings immediately. The company does not enter into derivative instruments or hedging activities for speculative or trading purposes.

As of June 30, 2010, the company had total gross notional amounts of $124 million of foreign exchange forward contracts and $69 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations and intercompany transactions. The foreign exchange forward contracts are of varying duration, none of which extend beyond December 2011. The commodity swap forward contracts are of varying duration, none of which extend beyond three years. The impact to earnings due to hedge ineffectiveness was immaterial for the three and six months ended June 30, 2010 and 2009, respectively.

The fair values of derivatives designated as hedging instruments under ASC 815 as of June 30, 2010 and December 31, 2009 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	June 30, 2010	December 31, 2009	Balance Sheet Location	June 30, 2010	December 31, 2009

Commodity swaps	Other current assets	$399	$1,677	Other accrued liabilities	$2,988	$3,037
Foreign currency forwards	Other current assets	3,262	—	Other accrued liabilities	1,301	2,416
Commodity swaps	Other assets	381	1,482	Noncurrent liabilities	585	54
Foreign currency forwards	Other assets	—	—	Noncurrent liabilities	2	18

Total derivatives		$4,042	$3,159		$4,876	$5,525

The effect of derivative instruments on the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2010 and 2009 was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Fair Value Hedges (in thousands)	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives

Foreign currency forwards	Total cost of revenue	$2,075	$(3,262)	$4,185	$(3,426)

Foreign currency forwards	Corporate general and administrative expense	(2,447)	5,153	(1,601)	6,682

Total		$(372)	$1,891	$2,584	$3,256

The amount of gain (loss) recognized in earnings on derivatives for the fair value hedges noted in the table above offsets the amount of gain (loss) recognized in earnings on the hedged items in the same locations on the Condensed Consolidated Statement of Earnings.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash Flow Hedges (in thousands)	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Recognized in OCI	Amount of Loss Recognized in OCI

Commodity swaps	$(1,661)	$2,607	$(2,088)	$(61)
Foreign currency forwards	435	(391)	593	(1,709)

Total	$(1,226)	$2,216	$(1,495)	$(1,770)

		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Cash Flow Hedges (in thousands)	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings

Commodity swaps	Total cost of revenue	$(405)	$(1,286)	$(618)	$(1,447)
Foreign currency forwards	Total cost of revenue	49	—	(215)	—

Total		$(356)	$(1,286)	$(833)	$(1,447)

(9)                   Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan				Non-U.S. Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$9,167	$9,291	$18,334	$18,583	$2,522	$2,297	$5,204	$4,449
Interest cost	9,604	8,398	19,208	16,797	7,511	7,471	15,548	14,503
Expected return on assets	(10,599)	(9,529)	(21,198)	(19,057)	(8,778)	(7,668)	(18,167)	(14,881)
Amortization of prior service cost	—	3	—	5	—	—	—	—
Recognized net actuarial loss	4,692	6,417	9,383	12,834	1,969	2,745	4,065	5,325

Net periodic pension expense	$12,864	$14,580	$25,727	$29,162	$3,224	$4,845	$6,650	$9,396

The company currently expects to fund approximately $50 million to $90 million into its defined benefit pension plans during 2010, which is expected to be in excess of the minimum funding required. During the six months ended June 30, 2010, contributions of approximately $11 million were made by the company.

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

The net periodic postretirement benefit cost was immaterial for the three and six months ended June 30, 2010 and 2009.

(10)             In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2009 and second quarter of 2010 and the Notes were therefore classified as short-term debt. During the six months ended June 30, 2010, holders converted $10 million of the Notes in exchange for the principal balance owed in cash plus 135,048 shares of the company’s common stock. During the six months ended June 30, 2009, holders converted $12 million of the Notes in exchange for the principal balance owed in cash plus 75,997 shares of the company’s common stock.

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

The following table presents information related to the liability and equity components of the Notes:

(in thousands)	June 30, 2010	December 31, 2009

Carrying value of the equity component	$21,211	$21,720

Principal amount and carrying value of the liability component	$99,642	$109,789

The Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 35.9104 shares per each $1,000 principal amount of Notes, subject to adjustment as described in the indenture. Interest expense for the three and six months ended June 30, 2010 includes original coupon interest of $0.4 million and $0.8 million, respectively. Interest expense for the three and six months ended June 30, 2009 includes original coupon interest of $0.5 million and $1.0 million, respectively. The effective interest rate on the liability component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized. Interest expense as a result of debt discount amortization amounted to $0.4 million for the six months ended June 30, 2009. There was no debt discount amortization for the three months ended June 30, 2009. The if-converted value of $152 million is in excess of the principal value as of June 30, 2010.

As of June 30, 2010, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)             The company’s director and executive stock plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2009. Restricted stock units and restricted shares of 837,087 and 622,653 were granted in the first half of 2010 and 2009, respectively, at weighted-average per share prices of $42.87 and $30.81, respectively. The restricted units and shares granted in 2010 and 2009 vest ratably over three years. During the first half of 2010 and 2009, options for the purchase of 1,140,303 shares at a weighted-average exercise price of $42.78 per share and 888,567 shares at a weighted-average exercise price of $30.65 per share, respectively, were granted. The options granted in 2010 and 2009 vest ratably over three years. The options expire ten years after the grant date.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and six months ended June 30, 2010, earnings attributable to noncontrolling interests were $21.3 million and $38.7 million, respectively, and the related tax effect was $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2009, earnings attributable to noncontrolling interests were $7.6 million and $24.6 million, respectively, and the related tax effect was $0.5 million and $1.1 million, respectively. Distributions paid to noncontrolling interests were $16.0 million and $33.3 million for the three and six months ended June 30, 2010, respectively, and $7.5 million and $14.1 million for the three and six months ended June 30, 2009, respectively. Capital contributions by noncontrolling interests were $1.0 million for the six months ended June 30, 2010. There were no capital contributions by noncontrolling interests for the six months ended June 30, 2009.

(13)             The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. Under ASC 605-35-25, the company recognizes revenue, but not profit, for certain claims of incurred costs when it is probable that the claims will result in additional contract revenue and when the amount of the recovery can be reliably estimated. Recognized

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

claims against clients amounted to $287 million and $247 million as of June 30, 2010 and December 31, 2009, respectively, and are primarily included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of June 30, 2010, several matters were in the litigation and dispute resolution process.  The following discussion provides a background and current status of these matters:

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

As of June 30, 2010, the company had recognized in cost and revenue its $52 million proportionate share of $104 million of costs relating to claims recognized by the joint venture. Total claims-related costs incurred, as well as claims submitted to the client by the joint venture, are in excess of the $104 million of recognized costs. As of June 30, 2010, the client had withheld liquidated damages totaling $51 million from amounts otherwise due the joint venture and had asserted additional claims against the joint venture. The company believes that the claims against the joint venture are without merit and that amounts withheld will ultimately be recovered by the joint venture and has therefore not recognized any reduction in project revenue for its $25.5 million proportionate share of the withheld liquidated damages. In addition, the client had drawn down $14.8 million against letters of credit provided by the company and its joint venture partner. The company believes that the amounts drawn down against the letters of credit will ultimately be recovered by the joint venture and, as such, has not reserved for the possible non-recovery of the company’s $7.4 million proportionate share.

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

Greater Gabbard Offshore Wind Farm Project

The company is involved in a dispute in connection with the Greater Gabbard Project, a $1.7 billion lump-sum project to provide engineering, procurement and construction services for the client’s offshore wind farm project in the United Kingdom. The dispute relates to specifications for monopiles and transition pieces required under the contract. As of June 30, 2010, the company had recorded $202 million of claim revenue related to this issue for costs incurred to date. Additional costs arising from this dispute are expected to be incurred in future quarters. The company believes the ultimate recovery of incurred and future costs is probable.

Embassy Projects

The company constructed 11 embassy projects within the last six years for the U.S. Department of State under fixed-price contracts. Some of these projects were adversely impacted by higher costs due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased costs to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of June 30, 2010, all embassy projects were complete, with some warranty items still pending.

Aggregate costs totaling $33 million relating to outstanding claims on two of the embassy projects were recognized in revenue in previous years. Total claims-related costs incurred to date, along with claims for equitable adjustment submitted or identified,

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

exceed the amount recorded in claims revenue. As the first formal step in dispute resolution, all claims have been certified in accordance with federal contracting requirements. The company continues to periodically evaluate its position with respect to these claims.

Conex International v. Fluor Enterprises, Inc.

In November 2006, a Jefferson County, Texas, jury reached an unexpected verdict in the case of Conex International (“Conex”) v. Fluor Enterprises Inc. (“FEI”), ruled in favor of Conex and awarded $99 million in damages related to a 2001 construction project.

In 2001, Atofina (now part of Total Petrochemicals Inc.) hired Conex International to be the mechanical contractor on a project at Atofina’s refinery in Port Arthur, Texas. FEI was also hired to provide certain engineering advice to Atofina on the project. There was no contract between Conex and FEI. Later in 2001 after the project was complete, Conex and Atofina negotiated a final settlement for extra work on the project. Conex sued FEI in September 2003, alleging damages for interference and misrepresentation and demanding that FEI should pay Conex the balance of the extra work charges that Atofina did not pay in the settlement. Conex also asserted that FEI interfered with Conex’s contract and business relationship with Atofina. The jury verdict awarded damages for the extra work and the alleged interference.

The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008. Both parties appealed the decision to the Texas Supreme Court, and the Court denied both petitions. The company requested rehearing on two issues to the Texas Supreme Court, and that request was denied.  The Court remanded the matter back to the trial court for a new trial, but a new trial date has not been set. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

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

(14)         In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of June 30, 2010 are estimated to be $2.9 billion. The company assessed its performance guarantee obligation as of June 30, 2010 and December 31, 2009 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (ASC 460) and the carrying value of its liability was not material.

Financial guarantees, provided in the ordinary course of business to clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. Long-term debt on the Condensed Consolidated Balance Sheet included a financial guarantee on behalf of an unrelated third party that totaled approximately $18 million as of June 30, 2010 and December 31, 2009.

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

As of June 30, 2010, the company reassessed its partnerships and joint ventures in accordance with the requirements of ASC 810-10. Consistent with prior periods, the company had a number of entities that were determined to be VIEs, with the majority not meeting the consolidation requirements of ASC 810-10 because the company was not the primary beneficiary. Most of the

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

unconsolidated VIEs are proportionately consolidated, though the equity and cost methods of accounting for the investments are also used, depending on the company’s respective participation rights, amount of influence in the VIE and other factors. The aggregate investment carrying value of the unconsolidated VIEs was $133 million and $116 million as of June 30, 2010 and December 31, 2009, respectively, and was classified under “Investments and goodwill” in the Condensed Consolidated Balance Sheet. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of June 30, 2010 for the unconsolidated VIEs were $20 million. None of the unconsolidated VIEs are individually material to the company’s results of operations, financial position or cash flows.

In some cases, the company is required to consolidate VIEs. The carrying value of the assets and liabilities associated with the operations of the consolidated VIEs as of June 30, 2010 was $518 million and $403 million, respectively. The carrying value of the assets and liabilities associated with the operations of the consolidated VIEs as of December 31, 2009 was $410 million and $268 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company. As of June 30, 2010, the carrying value of the assets and liabilities of the Fluor SKM joint venture, formed for the execution of the Rapid Growth Project in Australia, were $128 million and $140 million, respectively. As of December 31, 2009, the carrying value of the assets and liabilities of the Fluor SKM joint venture were $82 million and $78 million, respectively. The company’s results of operations include revenue related to the Fluor SKM joint venture of $744 million and $1.3 billion for the three and six months ended June 30, 2010, respectively, and $206 million and $519 million for the three and six months ended June 30, 2009, respectively. None of the other consolidated VIEs are individually material to the company’s results of operations, financial position or cash flows.

(16)       Operating information by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
External Revenue (in millions)	2010	2009	2010	2009

Oil & Gas	$1,760.6	$3,028.3	$3,900.0	$6,397.8
Industrial & Infrastructure	1,819.4	998.2	3,062.8	2,174.7
Government	776.7	478.9	1,439.5	849.7
Global Services	326.8	340.6	665.9	762.3
Power	468.6	446.6	1,002.8	905.9

Total external revenue	$5,152.1	$5,292.6	$10,071.0	$11,090.4

	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (in millions)	2010	2009	2010	2009

Oil & Gas	$97.7	$180.8	$190.0	$381.6
Industrial & Infrastructure	48.3	34.1	80.0	62.2
Government	35.1	33.5	70.4	61.2
Global Services	31.7	25.6	59.1	73.0
Power	49.6	35.3	106.1	63.6

Total segment profit	$262.4	$309.3	$505.6	$641.6

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

A reconciliation of the segment information to consolidated amounts is as follows:

Reconciliation of Segment Profit to Earnings Before	Three Months Ended June 30,		Six Months Ended June 30,
Taxes (in millions)	2010	2009	2010	2009

Total segment profit	$262.4	$309.3	$505.6	$641.6
Corporate general and administrative expense	(27.8)	(42.0)	(58.7)	(67.4)
Interest income, net	3.2	3.4	6.6	8.0
Earnings attributable to noncontrolling interests	21.3	7.6	38.7	24.6

Earnings before taxes	$259.1	$278.3	$492.2	$606.8

Total assets by segment are as follows:

Total assets (in millions)	June 30, 2010	December 31, 2009

Oil & Gas	$922.7	$972.3
Industrial & Infrastructure	946.2	675.9
Government	1,103.3	660.3
Global Services	755.2	744.5
Power	144.1	171.0

The increase in total assets for the Industrial & Infrastructure and Government segments was due to an increase in working capital to support project execution activities.

Effective January 1, 2010, the company moved its power services business to the Power segment from the Global Services segment. The operating results and total assets presented above have been recast to reflect this change.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and notes and the company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.  For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items. For a reconciliation of segment profit to earnings before taxes, see Note 16 of the Notes to Condensed Consolidated Financial Statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected revenue and earnings levels, cash flow and liquidity, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature. Words such as “believes,” “expects,” “anticipates,” “plans” and variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties.  As a result, caution must be exercised in relying on forward-looking statements.  Due to known and unknown risks, the company’s actual results may differ materially from its expectations or projections. Factors potentially contributing to such differences include, among others:

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

•                  Failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects;

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

•                  Failure to maintain safe work sites;

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

RESULTS OF OPERATIONS

Consolidated revenue for the three months ended June 30, 2010 declined 3 percent to $5.2 billion from $5.3 billion for the three months ended June 30, 2009. Consolidated revenue for the six months ended June 30, 2010 declined 9 percent to $10.1 billion from $11.1 billion for the six months ended June 30, 2009. Revenue increases in the Industrial & Infrastructure, Government and Power segments were more than offset by revenue declines in the Oil & Gas and Global Services segments.

Net earnings attributable to Fluor Corporation were $157 million, or $0.87 per diluted share, and $294 million, or $1.63 per diluted share, for the three and six months ended June 30, 2010, compared to net earnings attributable to Fluor Corporation of $169 million, or $0.93 per diluted share, and $374 million, or $2.05 per diluted share, for the corresponding periods of 2009. The decrease in earnings for the 2010 periods was primarily due to the lower volume and associated earnings in the Oil & Gas segment, which offset improved performance in the Power, Industrial & Infrastructure and Government segments. Increased earnings in the Power segment were primarily the result of increased contributions from a coal-fired power project in Texas that reached substantial completion, along with better performance from a gas-fired power plant project in Texas and an emissions control retrofit project that is nearing completion in South Carolina. These positive contributions in Power were offset somewhat by provisions of $51 million in the current quarter and $63 million for the six months ended June 30, 2010 taken on a gas-fired power project in Georgia for estimated additional costs to complete the project. The company is currently in discussions regarding several major change notices with the client regarding this project, for which no recovery has been assumed to date. The improved performance in Industrial & Infrastructure was driven by growth in the mining and metals business line. Government earnings improved primarily due to project execution activities for the United States Army in Afghanistan.

The decreases in consolidated revenue and net earnings attributable to Fluor Corporation for the current quarter and first half of 2010 when compared to the same periods in 2009 were primarily due to the global recession, changing market conditions and a decline in the demand for new capacity in the refining, petrochemical and polysilicon markets. The global recession continues to impact the near-term capital investment plans of many of the company’s clients across all of the company’s segments except Government and the mining and metals business line in the Industrial & Infrastructure segment. The timing of the expected recovery for the businesses impacted by the recession is uncertain. The global recession has also resulted in a highly competitive business environment that has put increased pressure on margins. This trend is expected to continue and, in certain cases, may result in more lump-sum project execution for the company. In some instances, margins are being negatively impacted by the change in the mix of work performed (e.g., a higher concentration of lower margin construction work instead of higher margin engineering activities, as well as a higher content of mining and metals project execution activities, which generally earn lower margins than other projects).

The effective tax rate, based on the company’s actual operating results for the three and six months ended June 30, 2010 was 31.2 percent and 32.5 percent, respectively compared to 36.6 percent and 34.5 percent for the corresponding periods of 2009. The effective tax rate was lower in the current year periods because of the favorable impact of an unanticipated audit settlement that resulted in the recognition of a previously unrecognized tax benefit. The effective tax rate also benefitted from increased earnings attributable to noncontrolling interests for which taxes are not paid by the company. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Beginning January 1, 2013, these laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D. These laws did not have a material impact on the company’s financial position, results of operations or cash flows.

Consolidated new awards were $9.3 billion and $12.7 billion for the three and six months ended June 30, 2010 compared to new awards of $6.8 billion and $12.3 billion for the three and six months ended June 30, 2009. The increase in the new award activity in the current periods was due to the strength of the mining and metals business line in the Industrial & Infrastructure segment. Approximately 87 percent of consolidated new awards for the six months ended June 30, 2010 were for projects located outside of the United States compared to 75 percent for the first six months of 2009.

Consolidated backlog as of June 30, 2010 was $30.2 billion, essentially level with consolidated backlog of $30.9 billion as of June 30, 2009. As of June 30, 2010, approximately 72 percent of consolidated backlog related to projects located outside the United States compared to 59 percent as of June 30, 2009. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Effective January 1, 2010, the company moved the power services business to the Power segment from the Global Services segment. Operating results, total assets, new awards and backlog have been recast for the Power and Global Services segments to reflect this change.

OIL & GAS

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Revenue	$1,760.6	$3,028.3	$3,900.0	$6,397.8
Segment profit	97.7	180.8	190.0	381.6

Revenue for the three and six months ended June 30, 2010 decreased 42 percent and 39 percent, respectively, compared to the corresponding periods in 2009 primarily due to reduced project execution activities. A number of large projects have been completed or are near completion and new award activity in recent quarters has slowed.

Segment profit for the three and six months ended June 30, 2010 decreased 46 percent and 50 percent, respectively, compared to the same periods in 2009 primarily as the result of the reduced project execution activities discussed in the prior paragraph. Segment profit for the current year periods was also affected, but to a far lesser extent, by the factors that resulted in lower segment profit margins, discussed below.

Segment profit margin for the three and six months ended June 30, 2010 was 5.5 percent and 4.9 percent, respectively, compared to 6.0 percent for both the three and six months ended June 30, 2009. The reduced segment profit margins for the 2010 periods were primarily due to increased bid and proposal activities and the retention of key resources, in part to support the bid and proposal activities.

New awards for the three months ended June 30, 2010 were $1.0 billion, compared to $2.9 billion for the corresponding period of 2009. Backlog at June 30, 2010 decreased 35 percent to $10.2 billion compared to $15.8 billion at June 30, 2009.

The global recession, changing market conditions and a decline in demand for new capacity in the refining, petrochemical and polysilicon markets have resulted in lower new award activity in recent quarters and caused some project cancellations during 2009. As a consequence of the lower level of new awards and the 2009 project cancellations, Oil & Gas backlog, revenue and segment profit have declined when comparing the first six months of 2010 to the corresponding period of the prior year. Although the segment continues to be impacted by some of the effects of the recession, there are indications that the segment could see a higher level of new awards in the second half of 2010, particularly in certain markets outside the United States, including the Middle East, Canada, China and Australia. It is anticipated that a highly competitive business environment will continue to put pressure on margins and, in certain cases, may result in more lump-sum project execution for the segment.

Total assets in the segment decreased modestly to $923 million as of June 30, 2010 from $972 million as of December 31, 2009.

INDUSTRIAL & INFRASTRUCTURE

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Revenue	$1,819.4	$998.2	$3,062.8	$2,174.7
Segment profit	48.3	34.1	80.0	62.2

Revenue for the three and six months ended June 30, 2010 increased 82 percent and 41 percent, respectively, compared to the three and six months ended June 30, 2009 primarily as a result of growth in the mining and metals business line. The mining and metals growth resulted from the movement of a number of large projects to the construction phase in 2010, as well as substantial progress on a large iron ore mining project in northwest Australia. (The Australian project accounted for approximately $540 million of the revenue increase comparing the second quarter of 2010 to the second quarter of 2009 and approximately $800 million of the revenue increase when comparing the six months ended June 30, 2010 to the six months ended June 30, 2009.)  Significant revenue growth in the infrastructure business line for the 2010 periods, driven largely by substantial progress on the Greater Gabbard project, was largely offset by a revenue decline in manufacturing and life sciences.

Segment profit of $48.3 million and $80.0 million for the three and six month periods ended June 30, 2010 increased 42 percent and 29 percent, respectively, compared to corresponding periods in the prior year primarily because of the growth in the mining and metals business line. Segment profit margins of 2.7 percent and 2.6 percent for the three and six months ended June 30, 2010, respectively, declined compared to segment profit margins of 3.4 percent and 2.9 percent for the three and six months ended June 30, 2009. Segment profit margins for the current year periods were lower than the corresponding periods of the previous year because the current year included a higher content of construction activities, which carry a lower margin than engineering activities. The current year periods also had a higher concentration of mining and metals revenue compared to total segment revenue. Mining and metals projects, which made up 66 percent of the segment’s business in the current quarter compared to 49 percent in the second quarter of last year, generally earn lower margins than other projects in the segment. Segment profit and segment profit margins in the current year periods were also impacted by the claim on the Greater Gabbard project for which no profit was recognized. The company does not expect to recognize profit, if any, related to this project until the dispute is resolved. However, significant revenue was recognized in the current year periods (approximately $300 million of revenue for the current quarter and $460 million revenue year-to-date).

New awards for the three months ended June 30, 2010 were $7.2 billion compared to $2.2 billion for the 2009 comparison period. The substantial improvement in new awards is attributable to the mining and metals business line, including a large aluminum program in the Middle East (approximately $3.0 billion), a copper project in Chile ($1.4 billion), a copper/gold project in Mongolia (approximately $1.0 billion), and a copper/gold project in Australia (approximately $1.0 billion). Backlog increased to $16.1 billion at June 30, 2010 compared to $9.8 billion at June 30, 2009. This increase is primarily attributable to new awards in the mining and metals business line during 2010.

Total assets in the segment increased to $946 million as of June 30, 2010 from $676 million as of December 31, 2009, corresponding to an increase in working capital to support project execution activities.

GOVERNMENT

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Revenue	$776.7	$478.9	$1,439.5	$849.7
Segment profit	35.1	33.5	70.4	61.2

Revenue for the three and six months ended June 30, 2010 increased 62 percent and 69 percent, respectively, compared to the same periods in the prior year primarily due to the execution of Logistics Civil Augmentation Program (“LOGCAP IV”) task orders for the United States Army in Afghanistan. Current year revenue growth for the Savannah River Site Management and Operating (“Savannah River”) Project in South Carolina and American Recovery and Reinvestment Act (“ARRA”) funded work at Savannah River was offset by a decrease in revenue at the Hanford Environmental Management Project in Washington, which was completed in 2009.

Segment profit for the three and six months ended June 30, 2010 increased 5 percent and 15 percent, respectively, compared to the corresponding 2009 periods primarily as the result of additional work associated with LOGCAP IV task orders. The segment profit improvement observed for both 2010 periods was not as significant as the percentage growth in revenue primarily because the 2009 periods included the impact of a favorable outcome of $15.3 million related to requests for equitable adjustment that were awarded for a fixed-price contract at the Bagram Air Base in Afghanistan.

Segment profit margin for the three and six months ended June 30, 2010 was 4.5 percent and 4.9 percent, respectively, compared to 7.0 percent and 7.2 percent for the three and six months ended June 30, 2009. Segment profit margins were comparatively lower in the 2010 periods primarily because the 2009 periods included $15.3 million of segment profit for the award of requests for equitable adjustment related to the Bagram Air Base in Afghanistan.

New awards for the three months ended June 30, 2010 were $638 million compared to $866 million for the 2009 period.  New awards for the current quarter were primarily associated with LOGCAP IV task orders which totaled $542 million. The prior year quarter included $612 million of new awards associated with ARRA multi-year funded work at Savannah River. Backlog of $635 million at June 30, 2010 decreased compared to June 30, 2009 backlog of $974 million due to project execution activities associated with the ARRA work.

Total assets in the Government segment increased to $1.1 billion as of June 30, 2010 compared to $660 million as of December 31, 2009 primarily as a result of an increase in working capital to support project execution activities for LOGCAP IV task orders.

GLOBAL SERVICES

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Revenue	$326.8	$340.6	$665.9	$762.3
Segment profit	31.7	25.6	59.1	73.0

Revenue decreased modestly for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as reduced activity in the equipment business line supporting certain operations in Iraq was offset somewhat by an increase in revenue in the operations and maintenance business line which benefitted from the emergency response efforts in support of the Gulf Coast oil spill cleanup. Revenue declined 13 percent for the six months ended June 30, 2010 compared to the corresponding period in the prior year primarily due to a reduction in the equipment business line’s Iraq business activities. The segment continues to be impacted by the global economic downturn, particularly for equipment operations in Latin America and the temporary staffing business line. The operations and maintenance business line has shown some signs of recovery, but challenges still remain with natural resources, metals and chemicals prospects. In some cases, refinery turnaround and shutdown work previously awarded to the operations and maintenance business line continues to be delayed or performed internally by clients. All of the business lines of the segment continue to be impacted by the weak economy and it remains unclear as to when a broad-based recovery will occur.

Segment profit increased 24 percent for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily as a result of improved contributions from the operations and maintenance business line, which included activities in support of the Gulf Coast oil spill cleanup. Segment profit margin was 9.7 percent in the current quarter compared to 7.5 percent for the same quarter in 2009. This improvement was primarily due to the reduced activity in the equipment business line’s support of certain low margin operations in Iraq.

Segment profit declined 19 percent for the first half of 2010 compared to the first half of 2009, primarily as the result of the impact of the economic and market conditions discussed above on all business lines of the segment. The impact of these conditions was partially offset by profits from the oil spill cleanup activities. Segment profit margin for the six months ended June 30, 2010 was 8.9 percent compared to 9.6 percent for the same period in 2009. Lower margins associated with the adverse economic and market conditions were mitigated somewhat by improvement in the equipment business line due to reduced activity on the lower margin Iraq work.

New awards for the three months ended June 30, 2010 were $359 million compared to $371 million for the corresponding period in 2009. Backlog as of June 30, 2010 was $2.1 billion, compared to backlog of $1.8 billion as of June 30, 2009. Operations and maintenance activities that have yet to be performed comprise Global Services backlog. Short-duration operations and maintenance activities may not contribute to ending backlog.  In addition, the equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

Total assets in the segment were $755 million as of June 30, 2010 compared to $744 million as of December 31, 2009.

POWER

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Revenue	$468.6	$446.6	$1,002.8	$905.9
Segment profit	49.6	35.3	106.1	63.6

Revenue for the three and six months ended June 30, 2010 increased 5 percent and 11 percent, respectively, compared to the three and six months ended June 30, 2009 primarily due to increased project execution activities on gas-fired power plants located in Texas, Virginia and Georgia.  The revenue increase associated with these projects was offset somewhat by the expected reduction in project execution activities on the Oak Grove coal-fired power project in Texas for Luminant, a unit of Energy Futures Holdings Corporation, which is nearly complete.

Segment profit for the three and six months ended June 30, 2010 increased 41 percent and 67 percent, respectively, compared to the same periods in 2009. The increase in segment profit was primarily driven by increased contributions from the Oak Grove project as a result of reaching substantial completion and achieving contractual performance guarantees, along with better performance from a gas-fired power plant project in Texas and an emissions control retrofit project that is nearing completion in South Carolina. These positive results were offset somewhat by provisions of $51 million in the current quarter and $63 million for the six months ended June 30, 2010 taken on a gas-fired power project in Georgia for estimated additional costs to complete the project. The company is currently in discussions regarding several major change notices with the client, for which no recovery has been assumed to date.

Segment profit margin for both the three and six months ended June 30, 2010 was 10.6 percent compared to 7.9 percent and 7.0 percent for the three and six months ended June 30, 2009. The improvement in segment profit margin resulted from the increased contributions of the projects driving increases in segment profit, discussed above.

The Power segment continues to be impacted by delays in obtaining air permits for coal-fired power plants due to concerns over carbon emissions.  In addition, power producers have been impacted by the global credit crisis and continuing reduced demand.  New awards in the Power segment are typically large in amount, but occur on an irregular basis.  New awards for the three months ended June 30, 2010 were $82 million compared to $354 million in the second quarter of 2009 which included two gas-fired power plants. Backlog declined to $1.1 billion as of June 30, 2010 from $2.6 billion as of June 30, 2009, primarily because the work performed on the Oak Grove project and the major gas-fired power plants mentioned above was not replaced by new award activity.

Total assets in the Power segment declined marginally to $144 million as of June 30, 2010 from $171 million as of December 31, 2009.

OTHER

Corporate general and administrative expense for the three and six months ended June 30, 2010 was $27.8 million and $58.7 million, respectively, compared to $42.0 million and $67.4 million for the three and six months ended June 30, 2009. The decrease in the current year periods was primarily due to reduced compensation cost.

Net interest income was $3.2 million and $6.6 million during the three and six month periods ended June 30, 2010 compared to net interest income of $3.4 million and $8.0 million during the corresponding periods of 2009.

Income tax expense for the three and six months ended June 30, 2010 and 2009 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations and access to financial markets. In addition, the company has committed and uncommitted lines of credit totaling $3.1 billion, which may be used for revolving loans, letters of credit and general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $2.0 billion, is sufficient to fund operating requirements. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the financial markets. As of June 30, 2010, the company was in compliance with all of the financial covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of June 30, 2010 was 3.2 percent compared to 3.7 percent as of December 31, 2009.

Cash Flows

Cash and cash equivalents were $1.4 billion as of June 30, 2010 compared to $1.7 billion as of December 31, 2009. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.1 billion and $2.6 billion as of June 30, 2010 and December 31, 2009, respectively.

Operating Activities

Cash utilized from operating activities for the six months ended June 30, 2010 was $227 million compared to cash provided by operating activities of $385 million during the same period in 2009. The reduced cash flow from operating activities in the current period is attributable to an increase in working capital to support project execution activities in the Government and Industrial & Infrastructure segments.  In addition, the Government segment experienced an increase in contract work in progress related to certain billing rates and contract modifications that are being negotiated. During the six months ended June 30, 2009, cash provided by operating activities of $385 million resulted primarily from earnings sources.

The company contributed approximately $11 million into its defined benefit plans during the six months ended June 30, 2010. The company expects to fund approximately $50 million to $90 million during 2010, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash provided by investing activities amounted to $152 million for the six months ended June 30, 2010 while cash utilized by investing activities amounted to $937 million for the six months ended June 30, 2009. The primary investing activities included purchases, sales and maturities of marketable securities and capital expenditures.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the six months ended June 30, 2010, proceeds from the sales and maturities of marketable securities exceeded purchases by $267 million. During the six months ended June 30, 2009, purchases of marketable securities exceeded proceeds by $834 million. The company held current and noncurrent marketable securities of $648 million and $939 million as of June 30, 2010 and December 31, 2009, respectively.

Capital expenditures for the six months ended June 30, 2010 and 2009 primarily related to construction equipment associated with equipment operations in the Global Services segment.

Financing Activities

Cash utilized in financing activities during the six months ended June 30, 2010 and 2009 of $146 million and $139 million, respectively, included company stock repurchases, company dividend payments to shareholders, convertible note repayments, corporate-owned life insurance loan repayments and distributions paid to holders of noncontrolling interests.

Cash flows from financing activities in the first half of 2010 included the repurchase of 379,600 shares of the company’s common stock for $17 million under its stock repurchase program. Cash flows from financing activities in the first half of 2009 included the repurchase of 1,800,000 shares of the company’s common stock for $61 million under its stock repurchase program. Quarterly cash dividends are declared at a rate of $0.125 per share and are typically paid in the month following the quarter in which they are declared. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2009 and second quarter of 2010 and the Notes were therefore classified as short-term debt. During the six months ended June 30, 2010, holders converted $10 million of the Notes in exchange for the principal balance owed in cash plus 135,048 shares of the company’s common stock. During the six months ended June 30, 2009, holders converted $12 million of the Notes in exchange for the principal balance owed in cash plus 75,997 shares of the company’s common stock. The Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. The company does not know the timing or principal amount of the remaining Notes that may be presented for conversion in the future. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

Distributions paid to holders of noncontrolling interests were $33 million and $14 million during the six months ended June 30, 2010 and 2009, respectively. The increase is primarily due to the Rapid Growth Project and the Interstate 495 Capital Beltway Project. See Note 13 to the annual report on Form 10-K for further discussion of these projects.

During the second quarter of 2010, the company repaid $32 million in principal related to loans against the cash surrender value of corporate-owned life insurance policies.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of other comprehensive loss. Unrealized losses of $29 million in 2010 related to the effect of exchange rate changes on cash. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses is considered nominal.

Off-Balance Sheet Arrangements

Guarantees and Commitments

The company has a combination of committed and uncommitted lines of credit that total $3.1 billion. These lines may be used for revolving loans, letters of credit and general purposes. The committed lines of credit consist of a $1.5 billion Senior Credit Facility that matures in 2011 and a $500 million letter of credit facility that matures in 2014. Borrowings on the $1.5 billion Senior Credit Facility are to bear interest at rates based on the London Interbank Offered Rate (“LIBOR”), plus an applicable borrowing margin. Letters of credit are provided to clients and other third parties in the ordinary course of business to meet bonding requirements. As of June 30, 2010, $1.1 billion in letters of credit were outstanding under these lines of credit.

The company posts surety bonds as generally required by commercial terms of the contracts, primarily to guarantee its performance on state and local government projects. As of June 30, 2010, the performance of the financial markets has not disrupted the company’s surety programs or limited its ability to access needed surety capacity.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of June 30, 2010 are estimated to be $2.9 billion. The company assessed its performance guarantee obligation as of June 30, 2010 and December 31, 2009 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (ASC 460) and the carrying value of its liability was not material.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. Long-term debt on the Condensed Consolidated Balance Sheet included a financial guarantee on behalf of an unrelated third party that totaled approximately $18 million as of June 30, 2010 and December 31, 2009, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first half of 2010. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2009 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended June 30,
(in millions)	2010	2009

Backlog – beginning of period	$25,701.1	$29,131.8
New awards	9,345.4	6,770.7
Adjustments and cancellations, net	158.1	121.7
Work performed	(5,045.2)	(5,132.1)

Backlog – end of period	$30,159.4	$30,892.1

	Six Months Ended June 30,
(in millions)	2010	2009

Backlog – beginning of period	$26,778.7	$33,245.3
New awards	12,704.5	12,264.2
Adjustments and cancellations, net	517.2	(3,834.4)
Work performed	(9,841.0)	(10,783.0)

Backlog – end of period	$30,159.4	$30,892.1

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended June 30, 2010 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program(2)

April 1, 2010 – April 30, 2010	2,366	$47.65	N/A	4,831,200

May 1, 2010 – May 31, 2010	67	$53.61	N/A	4,831,200

June 1, 2010 – June 30, 2010	1,449	$45.75	N/A	4,831,200

Total	3,882	$47.04	N/A

(1)          These shares were cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

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

10.3

Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010).

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

10.14

Amended and Restated Credit Agreement, dated as of September 7, 2006, among Fluor Corporation, BNP Paribas, as Administrative Agent and an Issuing Lender, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and the lenders party thereto (including schedules and exhibits thereto).*

10.15	Summary of Fluor Corporation Non-Employee Director Compensation (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2007).

10.16

Fluor Corporation 409A Deferred Directors’ Fees Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 21, 2007).

10.17

Fluor 409A Executive Deferred Compensation Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 21, 2007).

10.18	Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2008).

10.19

Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed on February 25, 2009).

10.20	Retention Award granted to Stephen B. Dobbs on February 7, 2008 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed on February 25, 2009).

10.21	Retention Award granted to David T. Seaton on February 7, 2008 (incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K filed on February 25, 2009).

10.22

Form of Value Driver Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009).

10.23

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

10.26

Form of Stock Option Agreement (with double trigger change of control) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010).

10.27

Form of Restricted Stock Unit Agreement (with double trigger change of control) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010).

10.28

Form of Non-U.S. Stock Growth Incentive Award Agreement (with double trigger change of control) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010).

10.29

Form of Restricted Unit Award Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.31 to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010).

10.30

Form of Restricted Stock Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.32 to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010).

10.31

Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 29, 2010).

10.32

Letter of Credit Facility Agreement, dated September 16, 2009, among Fluor Corporation, BNP Paribas, as Administrative Agent and an Issuing Lender, and the lenders party thereto (including schedules and exhibits thereto).*

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

*  New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):       (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009, and (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June  30, 2010 and 2009.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	July 27, 2010	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date:	July 27, 2010	/s/ Gary G. Smalley
Gary G. Smalley
Vice President and Controller