Form 10-Q
period 2010-09-30
FLUOR CORP
filed 2010-11-04
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 29, 2010, 178,792,062 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

September 30, 2010

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

TOTAL REVENUE	$5,511,488	$5,420,488	$15,582,464	$16,510,931

TOTAL COST OF REVENUE	5,449,681	5,108,144	14,976,332	15,532,409

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	39,563	49,622	98,298	117,040
Interest expense	2,183	2,585	7,659	7,656
Interest income	(4,818)	(5,725)	(16,933)	(18,786)

Total cost and expenses	5,486,609	5,154,626	15,065,356	15,638,319

EARNINGS BEFORE TAXES	24,879	265,862	517,108	872,612
INCOME TAX EXPENSE	54,967	91,858	215,107	300,982

NET EARNINGS (LOSS)	(30,088)	174,004	302,001	571,630

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(23,548)	(11,908)	(61,627)	(35,465)

NET EARNINGS (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$(53,636)	$162,096	$240,374	$536,165

EARNINGS (LOSS) PER SHARE
BASIC	$(0.30)	$0.90	$1.35	$2.96

DILUTED*	$(0.30)	$0.89	$1.33	$2.93

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	178,248	178,859	178,208	179,410

DILUTED*	178,248	181,124	180,878	181,175

DIVIDENDS DECLARED PER SHARE	$0.125	$0.125	$0.375	$0.375

* Due to the net loss in the third quarter of 2010, basic shares were used to calculate diluted earnings per share. Adding dilutive securities would result in anti-dilution.

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	September 30, 2010	December 31, 2009

ASSETS

Current assets
Cash and cash equivalents ($318,900 and $172,991 related to variable interest entities (“VIEs”))	$1,977,145	$1,687,028
Marketable securities, current	189,542	603,594
Accounts and notes receivable, net ($173,748 and $99,609 related to VIEs)	1,092,250	988,991
Contract work in progress ($86,667 and $43,115 related to VIEs)	1,848,620	1,405,785
Deferred taxes	160,307	131,101
Other current assets	296,250	305,589

Total current assets	5,564,114	5,122,088

Marketable securities, noncurrent	309,277	335,216
Property, plant and equipment (net of accumulated depreciation of $877,306 and $817,976)	874,555	837,034
Investments and goodwill	295,168	273,285
Deferred taxes	222,429	247,517
Deferred compensation trusts	292,136	279,852
Other	134,731	83,491

TOTAL ASSETS	$7,692,410	$7,178,483

LIABILITIES AND EQUITY

Current liabilities
Trade accounts payable ($137,463 and $69,955 related to VIEs)	$1,441,347	$1,334,301
Convertible senior notes	99,222	109,789
Advance billings on contracts ($326,074 and $142,119 related to VIEs)	942,524	980,437
Accrued salaries, wages and benefits ($33,240 and $43,247 related to VIEs)	587,308	581,193
Other accrued liabilities	527,777	295,678

Total current liabilities	3,598,178	3,301,398

Long-term debt due after one year	17,754	17,740
Noncurrent liabilities	523,250	525,452
Contingencies and commitments

Equity
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 178,776,372 and 178,824,617 shares in 2010 and 2009, respectively	1,788	1,788
Additional paid-in capital	695,446	682,304
Accumulated other comprehensive loss	(193,261)	(220,987)
Retained earnings	3,015,205	2,842,428

Total shareholders’ equity	3,519,178	3,305,533

Noncontrolling interests	34,050	28,360

Total equity	3,553,228	3,333,893

TOTAL LIABILITIES AND EQUITY	$7,692,410	$7,178,483

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$302,001	$571,630
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	139,229	134,478
Amortization of intangibles	934	935
Restricted stock and stock option amortization	34,694	25,325
Deferred compensation trust	(12,284)	(36,624)
Deferred compensation obligation	13,374	38,440
Deferred taxes	(24,195)	(54,445)
Stock plans tax benefit	(606)	284
Retirement plan accrual, net of contributions	19,554	27,923
Changes in operating assets and liabilities	(286,956)	(145,629)
Equity in (earnings) of investees, net of dividends	18,272	(13,513)
Other items	6,399	(3,257)

Cash provided by operating activities	210,416	545,547

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of marketable securities	(709,439)	(1,520,272)
Proceeds from the sales and maturities of marketable securities	1,124,525	805,156
Capital expenditures	(211,347)	(174,873)
Proceeds from disposal of property, plant and equipment	39,179	24,745
Investments in partnerships and joint ventures	(8,235)	(1,590)
Other items	(2,576)	2,861

Cash provided (utilized) by investing activities	232,107	(863,973)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common stock	(17,071)	(113,912)
Dividends paid	(67,576)	(68,171)
Repayment of convertible debt	(10,567)	(15,001)
Distributions paid to noncontrolling interests	(55,562)	(42,714)
Capital contribution by joint venture partner	1,000	—
Repayment of corporate-owned life insurance loans	(32,163)	—
Taxes paid on vested restricted stock	(6,877)	(5,614)
Stock options exercised	2,307	2,391
Stock plans tax benefit	606	(284)
Other items	(3,191)	(4,225)

Cash utilized by financing activities	(189,094)	(247,530)

Effect of exchange rate changes on cash	36,688	59,649

Increase (decrease) in cash and cash equivalents	290,117	(506,307)

Cash and cash equivalents at beginning of period	1,687,028	1,834,324

Cash and cash equivalents at end of period	$1,977,145	$1,328,017

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                   The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2009 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and nine months ended September 30, 2010 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the company’s consolidated financial position as of September 30, 2010 and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

Certain 2009 amounts have been reclassified to conform with the 2010 presentation.

(2)                    Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends certain guidance in Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple Element Arrangements.” ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective for annual reporting periods beginning on or after June 15, 2010 and should be applied on a prospective basis for revenue arrangements entered into or materially modified, with early adoption permitted. Management does not expect the adoption of ASU 2009-13 to have a material impact on the company’s financial position, results of operations and cash flows.

During the first three quarters of 2010, the company implemented other new accounting pronouncements that are discussed in the notes where applicable.

(3)                   The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Net earnings (loss)	$(30,088)	$174,004	$302,001	$571,630
Unrealized gain on debt securities(1)	525	1,318	689	1,347
Unrealized loss on derivative contracts(2)	(63)	(997)	(725)	(1,320)
Foreign currency translation adjustment(3)	60,988	22,960	18,614	66,056
Ownership share of equity method investee’s other comprehensive loss(4)	(4,408)	—	(7,161)	—
Pension plan adjustment(5)	(2,837)	3,703	16,309	7,944

Comprehensive income	24,117	200,988	329,727	645,657

Comprehensive income attributable to noncontrolling interests	(23,548)	(11,908)	(61,627)	(35,465)

Comprehensive income attributable to Fluor Corporation	$569	$189,080	$268,100	$610,192

(1)      Net of deferred tax expense of $0.3 million and $0.4 million during the three and nine months ended September 30, 2010, respectively, and deferred tax expense of $0.8 million and $1.0 million during the three and nine months ended September 30, 2009, respectively.

(2)      Net of deferred tax expense of $0.2 million and deferred tax benefit of $0.2 million during the three and nine months ended September 30, 2010, respectively, and deferred tax benefit of $0.6 million and $0.8 million during the three and nine months ended September 30, 2009, respectively.

(3)      Net of deferred tax expense of $36.6 million and $11.1 million during the three and nine months ended September 30, 2010, respectively, and deferred tax expense of $13.7 million and $39.6 million during the three and nine months ended September 30, 2009, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(4) Net of deferred tax benefit of $2.8 million and $4.4 million during the three and nine months ended September 30, 2010.

(5) Net of deferred tax benefit of $1.7 million and deferred tax expense of $9.8 million during the three and nine months ended September 30, 2010, respectively, and deferred tax expense of $2.3 million and $4.8 million during the three and nine months ended September 30, 2009, respectively.

(4)                   The effective tax rate, based on the company’s actual operating results for the three and nine months ended September 30, 2010 was 220.9 percent and 41.6 percent, respectively, compared to 34.6 percent and 34.5 percent for the corresponding periods of 2009. The effective tax rate was higher in the current year periods primarily due to a $163 million charge for the Greater Gabbard Project (see Note 13) that resulted in a foreign loss without a tax benefit.

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

(5)                   Cash paid for interest was $9.0 million and $7.9 million for the nine months ended September 30, 2010 and 2009, respectively. Income tax payments, net of receipts, were $196.7 million and $319.2 million during the nine-month periods ended September 30, 2010 and 2009, respectively.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2010 under the treasury stock method are presented below:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2010

Net earnings (loss) attributable to Fluor Corporation	$(53,636)	$240,374

Basic EPS:
Weighted average common shares outstanding	178,248	178,208

Basic earnings (loss) per share	$(0.30)	$1.35

Diluted EPS*:
Weighted average common shares outstanding	178,248	178,208

Diluted effect:
Employee stock options and restricted stock units and shares	—	1,260
Conversion equivalent of dilutive convertible debt	—	1,410
Weighted average diluted shares outstanding	178,248	180,878

Diluted earnings (loss) per share	$(0.30)	$1.33

Anti-dilutive securities not included above	4,574	1,497

* Due to the net loss in the third quarter of 2010, basic shares were used to calculate diluted earnings per share. Adding dilutive securities would result in anti-dilution.

The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2009 under the two-class method are presented below:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2009
Basic EPS:
Net earnings attributable to Fluor Corporation	$162,096	$536,165
Portion allocable to common shareholders	99.07%	99.10%

Net earnings allocable to common shareholders	$160,589	$531,340
Weighted average common shares outstanding	178,859	179,410

Basic earnings per share	$0.90	$2.96

Diluted EPS:
Net earnings allocable to common shareholders	$160,589	$531,340

Weighted average common shares outstanding	178,859	179,410

Diluted effect:
Employee stock options	339	170
Conversion equivalent of dilutive convertible debt	1,926	1,595
Weighted average diluted shares outstanding	181,124	181,175

Diluted earnings per share	$0.89	$2.93

Anti-dilutive securities not included above	541	971

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended September 30,	Nine Months Ended September 30,
(shares in thousands)	2009	2009
Numerator:
Weighted average participating common shares	178,859	179,410

Denominator:
Weighted average participating common shares	178,859	179,410
Add: Weighted average restricted shares and units	1,671	1,634
Weighted average participating shares	180,530	181,044

Portion allocable to common shareholders	99.07%	99.10%

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(7)                  The following table presents, for each of the fair value hierarchy levels required under Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (ASC 820-10), the company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	September 30, 2010						December 31, 2009
	Fair Value Measurements Using						Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
Cash and cash equivalents	$27,212	$15,014	(1)	$12,198	(2)	$—	$66,167	$66,167	(1)	$—		$—

Marketable securities, current	127,607	—		127,607	(2)	—	104,059	—		104,059	(2)	—

Deferred compensation trusts	68,458	68,458	(1)	—		—	65,664	65,664	(1)	—		—

Marketable securities, noncurrent	309,277	—		309,277	(3)	—	334,552	—		334,552	(3)	—

Derivative assets(4)
Commodity swap forward contracts	1,117	—		1,117		—	3,159	—		3,159		—
Foreign currency contracts	6,649	—		6,649		—	—	—		—		—

Liabilities:
Derivative liabilities(4)
Commodity swap forward contracts	$1,632	$—		$1,632		$—	$3,091	$—		$3,091		$—
Foreign currency contracts	1,438	—		1,438		—	2,434	—		2,434		—

(1)     Consists of registered money market funds and an equity index fund valued at fair value, which is included in the deferred compensation trusts. These investments represent the net asset value of the shares of such funds as of the close of business at the end of the period.

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

All of the company’s investments carried at fair value are included in the table above and are available-for-sale securities. These available-for-sale securities are made up of the following security types as of September 30, 2010: money market funds of $83 million, U.S. agency securities of $180 million, U.S. Treasury securities of $54 million, corporate debt securities of $199 million, commercial paper of $9 million and other securities of $8 million. As of December 31, 2009, available-for-sale securities consisted of money market funds of $132 million, U.S. agency securities of $200 million, U.S. Treasury securities of $48 million, corporate debt securities of $181 million and other securities of $9 million. The amortized cost of these available-for-sale securities is not materially different than the fair value.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The estimated fair values of the company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash and cash equivalents(1)	$1,949,933	$1,949,933	$1,620,861	$1,620,861
Marketable securities, current(2)	61,935	61,935	499,535	499,535
Marketable securities, noncurrent(3)	—	—	664	664
Notes receivable, including noncurrent portion	34,674	34,674	38,430	38,430
Liabilities:
1.5% Convertible Senior Notes	99,222	178,600	109,789	177,858
5.625% Municipal Bonds	17,754	18,059	17,740	18,215

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

In the first quarter of 2010, the company adopted FASB ASU 2010-06 “Improving Disclosure about Fair Value Measurements” (ASC 820).  ASU 2010-06 requires, on a prospective basis, additional disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements, of which the company had none for the nine months ended September 30, 2010. ASU 2010-06 also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value. The adoption of ASU 2010-06 did not have a material impact on the company’s disclosures in its Condensed Consolidated Financial Statements.

(8)                  The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts and currency risk associated with intercompany transactions, may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally mitigates the risk by utilizing derivative instruments. These instruments are designated as either fair value or cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC 815). The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

date. For fair value hedges, the effective portion of the change in the fair value of the derivative instrument is offset against the change in the fair value of the underlying asset or liability through earnings. The effective portion of the derivative instruments’ gains or losses due to changes in fair value, associated with the cash flow hedges, are recorded as a component of accumulated other comprehensive income (loss) (“OCI”) and are reclassified into earnings when the hedged items settle. Any ineffective portion of a derivative instrument’s change in fair value is recognized in earnings immediately. The company does not enter into derivative instruments or hedging activities for speculative or trading purposes.

As of September 30, 2010, the company had total gross notional amounts of $122 million of foreign exchange forward contracts and $51 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations and intercompany transactions. The foreign exchange forward contracts are of varying duration, none of which extend beyond December 2011. The commodity swap forward contracts are of varying duration, none of which extend beyond three years. The impact to earnings due to hedge ineffectiveness was immaterial for the three and nine months ended September 30, 2010 and 2009, respectively.

The fair values of derivatives designated as hedging instruments under ASC 815 as of September 30, 2010 and December 31, 2009 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	September 30, 2010	December 31, 2009	Balance Sheet Location	September 30, 2010	December 31, 2009

Commodity swaps	Other current assets	$625	$1,677	Other accrued liabilities	$1,416	$3,037
Foreign currency forwards	Other current assets	6,649	—	Other accrued liabilities	1,423	2,416
Commodity swaps	Other assets	492	1,482	Noncurrent liabilities	216	54
Foreign currency forwards	Other assets	—	—	Noncurrent liabilities	15	18

Total derivatives		$7,766	$3,159		$3,070	$5,525

The effect of derivative instruments on the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2010 and 2009 was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Fair Value Hedges (in thousands)	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives

Foreign currency forwards	Total cost of revenue	$(959)	$(3,167)	$3,226	$(6,593)

Foreign currency forwards	Corporate general and administrative expense	7,274	4,537	5,673	11,219

Total		$6,315	$1,370	$8,899	$4,626

The amount of gain (loss) recognized in earnings on derivatives for the fair value hedges noted in the table above offsets the amount of gain (loss) recognized in earnings on the hedged items in the same locations on the Condensed Consolidated Statement of Earnings.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash Flow Hedges (in thousands)	Amount of Loss Recognized in OCI	Amount of Loss Recognized in OCI	Amount of Loss Recognized in OCI	Amount of Loss Recognized in OCI

Commodity swaps	$(423)	$(1,912)	$(2,511)	$(1,973)
Foreign currency forwards	(675)	(1,154)	(82)	(2,863)

Total	$(1,098)	$(3,066)	$(2,593)	$(4,836)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Cash Flow Hedges (in thousands)	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings

Commodity swaps	Total cost of revenue	$(1,774)	$(2,080)	$(2,392)	$(3,527)
Foreign currency forwards	Total cost of revenue	739	11	524	11

Total		$(1,035)	$(2,069)	$(1,868)	$(3,516)

(9)                   Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan				Non-U.S. Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$9,167	$9,291	$27,501	$27,874	$2,608	$2,421	$7,812	$6,870
Interest cost	9,604	8,399	28,812	25,196	7,757	7,858	23,305	22,361
Expected return on assets	(10,599)	(9,528)	(31,797)	(28,585)	(9,068)	(8,066)	(27,235)	(22,947)
Amortization of prior service cost	—	3	—	8	—	—	—	—
Recognized net actuarial loss	4,691	6,418	14,074	19,252	2,038	2,890	6,103	8,215

Net periodic pension expense	$12,863	$14,583	$38,590	$43,745	$3,335	$5,103	$9,985	$14,499

The company currently expects to fund approximately $50 million to $90 million into its defined benefit pension plans during 2010, which is expected to be in excess of the minimum funding required. During the nine months ended September 30, 2010, contributions of approximately $29 million were made by the company.

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

The net periodic postretirement benefit cost was immaterial for the three and nine months ended September 30, 2010 and 2009.

(10)             In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2009 and third quarter of 2010 and the Notes were therefore classified as short-term debt. During the nine months ended September 30, 2010, holders converted $11 million of the Notes in exchange for the principal balance owed in cash plus 141,156 shares of the company’s common stock. During the nine months ended September 30, 2009, holders converted $15 million of the Notes in exchange for the principal balance owed in cash plus 130,186 shares of the company’s common stock.

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

The following table presents information related to the liability and equity components of the Notes:

(in thousands)	September 30, 2010	December 31, 2009

Carrying value of the equity component	$21,201	$21,720

Principal amount and carrying value of the liability component	$99,222	$109,789

The Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 35.9104 shares per each $1,000 principal amount of Notes, subject to adjustment as described in the indenture. Interest expense for the three and nine months ended September 30, 2010 includes original coupon interest of $0.4 million and $1.1 million, respectively. Interest expense for the three and nine months ended September 30, 2009 includes original coupon interest of $0.5 million and $1.5 million, respectively. The effective interest rate on the liability component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized. Interest expense as a result of debt discount amortization amounted to $0.4 million for the nine months ended September 30, 2009. There was no debt discount amortization for the three months ended September 30, 2009. The if-converted value is $176 million and is in excess of the principal value as of September 30, 2010.

As of September 30, 2010, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)             The company’s director and executive stock plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2009. Restricted stock units and restricted shares of 844,706 and 622,653 were granted in the first nine months of 2010 and 2009, respectively, at weighted-average per share prices of $42.93 and $30.81, respectively. For the company’s executives, the restricted units and shares granted in 2010 and 2009 vest ratably over three years. For the company’s directors, other than the initial grant which a director receives upon joining the Board of Directors, which vests ratably over a five year period, the restricted units and shares granted in 2010 and 2009 vest or vested on the first anniversary of the grant. During the first nine months of 2010 and 2009, options for the purchase of 1,140,303 shares at a weighted-average exercise price of $42.78 per share and 888,567 shares at a weighted-average exercise price of $30.65 per share, respectively, were granted. The options granted in 2010 and 2009 vest ratably over three years. The options expire ten years after the grant date.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and nine months ended September 30, 2010, earnings attributable to noncontrolling interests were $23.6 million and $62.2 million, respectively, and the related tax effect was less than $0.1 million and $0.6 million, respectively. For the three and nine months ended September 30, 2009, earnings attributable to noncontrolling interests were $12.6 million and $37.2 million, respectively, and the related tax effect was $0.7 million and $1.7 million, respectively. Distributions paid to noncontrolling interests were $22.3 million and $55.6 million for the three and nine months ended September 30, 2010, respectively, and $28.5 million and $42.7 million for the three and nine months ended September 30, 2009, respectively. Capital contributions by noncontrolling interests were $1.0 million for the nine months ended September 30, 2010. There were no capital contributions by noncontrolling interests for the nine months ended September 30, 2009.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(13)             The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. Under ASC 605-35-25, the company recognizes revenue, but not profit, for certain claims of incurred costs when it is probable that the claims will result in additional contract revenue and when the amount of the recovery can be reliably estimated. Recognized claims against clients amounted to $204 million and $247 million as of September 30, 2010 and December 31, 2009, respectively, and are primarily included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of September 30, 2010, several matters were in the litigation and dispute resolution process.  The following discussion provides a background and current status of these matters:

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

The company had previously recognized in cost and revenue its $52 million proportionate share of $104 million of costs relating to claims recognized by the joint venture and had recorded assets for certain other amounts funded to the joint venture for which recovery from the client was believed to be probable. Assets were recorded for amounts withheld by the client for liquidated damages and additional claims asserted against the joint venture, amounts drawn down by the client against letters of credit, and other amounts due the company.

On March 22, 2010, the client filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of California.  The joint venture continued to pursue its claims against the client in the bankruptcy court. The joint venture had recorded a mechanic’s lien against certain properties of the client which the company believed would maintain their priority status despite the client’s bankruptcy filing.

A trial on the priority of the mechanic’s lien commenced on October 25, 2010. On October 28, 2010, by Memorandum of Decision, the bankruptcy court ruled that the senior lenders’ deed of trust had priority over the mechanic’s lien of the joint venture. The company believes that the joint venture’s claims are meritorious, but the court’s adverse ruling on the priority of the joint venture’s mechanic’s lien impairs the collectability of any potential award for additional compensation. As a result, the company recorded a charge of $95 million in the third quarter of 2010 since the likelihood of collecting its claims-related costs, amounts withheld for liquidated damages, letter of credit draw-downs and other assets is no longer considered probable. The company continues to evaluate claims for recoveries and to incur legal expenses associated with the claims and dispute resolution process.

Greater Gabbard Offshore Wind Farm Project

The company is involved in a dispute in connection with the Greater Gabbard Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client’s offshore wind farm project in the United Kingdom. The dispute relates to the company’s claim for additional compensation for schedule and cost impacts arising from delays in the fabrication of monopiles and transition pieces, and disruption and productivity issues associated with construction activities. The company believes the schedule and cost impacts are attributable to the client and other third parties. As of September 30, 2010, the company had recorded $171 million of claim revenue related to this issue for costs incurred to date. Additional costs arising from this dispute are expected to be incurred in future quarters. The company believes the ultimate recovery of incurred and future costs is probable.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Embassy Projects

The company constructed 11 embassy projects within the last six years for the U.S. Department of State under fixed-price contracts. Some of these projects were adversely impacted by higher costs due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased costs to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of September 30, 2010, all embassy projects were complete, with some warranty items still pending.

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

Conex International v. Fluor Enterprises, Inc.

In November 2006, a Jefferson County, Texas, jury reached an unexpected verdict in the case of Conex International (“Conex”) v. Fluor Enterprises Inc. (“FEI”), ruling in favor of Conex and awarding $99 million in damages related to a 2001 construction project.

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

Fluor Corporation v. Citadel Equity Fund Ltd.

Citadel Equity Fund Ltd., a hedge fund and former investor in the company’s 1.5 percent Convertible Senior Notes (the “Notes”), is disputing the calculation of the number of shares of the company’s common stock that were due to Citadel upon conversion of approximately $58 million of Notes. Citadel has argued that it is entitled to an additional $28 million in value under its proposed calculation method. The company believes that the payout given to Citadel was proper and correct and that Citadel’s claims are without merit. In January 2010, the court agreed with the company by granting the company’s motion for summary judgment in its entirety. In February 2010, the court entered judgment in favor of the company, and Citadel filed a notice of appeal. A hearing date on the appeal has not been set. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

(14)             In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of September 30, 2010 are estimated to be $3.5 billion. The company assessed its performance guarantee obligation as of September 30, 2010 and December 31, 2009 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (ASC 460) and the carrying value of its liability was not material.

Financial guarantees, provided in the ordinary course of business to clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. Long-term debt on the Condensed Consolidated Balance Sheet included a financial guarantee on behalf of an unrelated third party that totaled approximately $18 million as of September 30, 2010 and December 31, 2009.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

As of September 30, 2010, the company reassessed its partnerships and joint ventures in accordance with the requirements of ASC 810-10. Consistent with prior periods, the company had a number of entities that were determined to be VIEs, with the majority not meeting the consolidation requirements of ASC 810-10 because the company was not the primary beneficiary. Most of the unconsolidated VIEs are proportionately consolidated, though the equity and cost methods of accounting for the investments are also used, depending on the company’s respective participation rights, amount of influence in the VIE and other factors. The aggregate investment carrying value of the unconsolidated VIEs was $154 million and $116 million as of September 30, 2010 and December 31, 2009, respectively, and was classified under “Investments and goodwill” in the Condensed Consolidated Balance Sheet. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of September 30, 2010 for the unconsolidated VIEs were $24 million. None of the unconsolidated VIEs are individually material to the company’s results of operations, financial position or cash flows.

In some cases, the company is required to consolidate VIEs. The carrying values of the assets and liabilities associated with the operations of the consolidated VIEs as of September 30, 2010 were $664 million and $507 million, respectively. The carrying values of the assets and liabilities associated with the operations of the consolidated VIEs as of December 31, 2009 were $410 million and $268 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company. As of September 30, 2010, the carrying values of the assets and liabilities of the Fluor SKM joint venture, formed for the execution of the Rapid Growth Project in Australia, were $181 million and $152 million, respectively. As of December 31, 2009, the carrying values of the assets and liabilities of the Fluor SKM joint venture were $82 million and $78 million, respectively. The company’s results of operations include revenue related to the Fluor SKM joint venture of $637 million and $2.0 billion for the three and nine months ended September 30, 2010, respectively, and $356 million and $875 million for the three and nine months ended September 30, 2009, respectively. None of the other consolidated VIEs are individually material to the company’s results of operations, financial position or cash flows.

(16)             Operating information by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
External Revenue (in millions)	2010	2009	2010	2009

Oil & Gas	$1,748.8	$2,925.0	$5,648.8	$9,322.9
Industrial & Infrastructure	2,167.7	1,105.5	5,230.6	3,280.1
Government	792.8	543.8	2,232.3	1,393.6
Global Services	418.9	439.4	1,084.8	1,201.6
Power	383.3	406.8	1,386.0	1,312.7

Total external revenue	$5,511.5	$5,420.5	$15,582.5	$16,510.9

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (Loss) (in millions)	2010	2009	2010	2009

Oil & Gas	$75.3	$189.2	$265.3	$570.8
Industrial & Infrastructure	(147.4)	41.6	(67.3)	103.8
Government	34.7	23.6	105.0	84.8
Global Services	35.2	(5.5)	94.3	67.4
Power	40.5	50.9	146.6	114.5

Total segment profit	$38.3	$299.8	$543.9	$941.3

•        Industrial & Infrastructure. Segment profit for both the three and nine months ended September 30, 2010 included a charge of $163 million (or $0.90 per diluted share) on the Greater Gabbard Project related to estimated cost overruns for a variety of execution challenges, including material and equipment delivery issues. The project forecast has been revised for the cost overruns and includes substantial costs for additional maritime vessels and other subcontractor costs associated with equipment installation, equipment repairs and the estimated schedule impact. Weather-related delays have further impacted the schedule and project cost forecast.

Segment profit for both the three and nine months ended September 30, 2010 included a charge of $95 million (or $0.32 per diluted share) for the fixed-price infrastructure joint venture project as discussed in Note 13 above.

•        Global Services. Segment profit for both the three and nine months ended September 30, 2009 included the impact of a $45 million provision (or $0.15 per diluted share) for the uncollectability of a client receivable for a paper mill where the company’s scope of work was to recommission, start up and operate the facility.

•        Power. Segment profit for the nine months ended September 30, 2010 included provisions of $63 million (or $0.22 per diluted share) taken earlier in 2010 on a gas-fired power project in Georgia for estimated additional costs to complete the project.

A reconciliation of the segment information to consolidated amounts is as follows:

Reconciliation of Segment Profit to Earnings Before	Three Months Ended September 30,		Nine Months Ended September 30,
Taxes (in millions)	2010	2009	2010	2009

Total segment profit	$38.3	$299.8	$543.9	$941.3
Corporate general and administrative expense	(39.6)	(49.6)	(98.3)	(117.0)
Interest income, net	2.6	3.1	9.3	11.1
Earnings attributable to noncontrolling interests	23.6	12.6	62.2	37.2

Earnings before taxes	$24.9	$265.9	$517.1	$872.6

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Total assets by segment are as follows:

Total assets (in millions)	September 30, 2010	December 31, 2009

Oil & Gas	$963.8	$972.3
Industrial & Infrastructure	934.0	675.9
Government	1,015.6	660.3
Global Services	842.3	744.5
Power	134.2	171.0

The increase in total assets for the Industrial & Infrastructure, Government and Global Services segments was due to an increase in working capital and other assets to support project execution activities, including the Greater Gabbard Project in the Industrial & Infrastructure segment and work to support the United States Army in Afghanistan in the Government segment. Total assets in the Power segment decreased due to a reduction in working capital to support project execution activities.

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

•                  Difficulties or delays incurred in the execution of contracts, resulting in cost overruns or liabilities, including those caused by the performance of our clients, subcontractors, suppliers and joint venture or teaming partners;

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

RESULTS OF OPERATIONS

Consolidated revenue for the three months ended September 30, 2010 increased marginally to $5.5 billion from $5.4 billion for the three months ended September 30, 2009, as growth in the Industrial & Infrastructure and Government segments outpaced revenue declines in the other segments. Consolidated revenue for the nine months ended September 30, 2010 declined six percent to $15.6 billion from $16.5 billion for the nine months ended September 30, 2009. Revenue increases in the Industrial & Infrastructure, Government and Power segments were more than offset by revenue declines in the Oil & Gas and Global Services segments.

Net earnings (loss) attributable to Fluor Corporation were ($54) million, or ($0.30) per diluted share, and $240 million, or $1.33 per diluted share, for the three and nine months ended September 30, 2010, compared to net earnings attributable to Fluor Corporation of $162 million, or $0.89 per diluted share, and $536 million, or $2.93 per diluted share, for the corresponding periods of 2009. The decrease in earnings for the 2010 periods was primarily due to the impact of a charge totaling $163 million, or $0.90 per diluted share, for the Greater Gabbard Offshore Wind Farm (“Greater Gabbard”) Project in the United Kingdom and a charge totaling $95 million, or $0.32 per diluted share, for a completed infrastructure joint venture project in California, both discussed in more detail in the Industrial & Infrastructure section below. Some of the impact of the charges for the Greater Gabbard Project and the infrastructure joint venture project was offset by improved performance in the 2010 periods on other Industrial & Infrastructure projects in the infrastructure and mining and metals business lines. The 2010 current quarter and year-to-date results were also impacted by the lower volume and associated earnings in the Oil & Gas segment due to slower new award activity related to the global recession, a decline in the demand for new capacity in the refining, petrochemical and polysilicon markets, and a highly competitive business environment that has resulted from changed market conditions. Improved performance was noted in the Government and Global Services segments for both the current quarter and for the first nine months of 2010. The 2010 improvement in the Government segment was primarily the result of a higher level of project execution activities to support the United States Army in Afghanistan. The Global Services segment’s increase in profitability in the 2010 periods compared to the prior year was primarily because the 2009 periods included a $45 million provision related to the uncollectability of a client receivable for a paper mill project. The Power segment contributed higher earnings during the first nine months of 2010 compared to the prior year due to higher contributions from a variety of projects, including the Oak Grove coal-fired power project in Texas which is nearly complete. These positive results were offset somewhat by provisions of $63 million taken earlier in 2010 on a gas-fired power project in Georgia for estimated additional costs to complete the project.

The global recession continues to impact the near-term capital investment plans of many of the company’s clients across several of the company’s segments. The timing of the expected recovery for the businesses impacted by the recession remains uncertain, though there are some signs of recovery in the Oil & Gas segment. The global recession has also resulted in a highly competitive business environment that has put increased pressure on margins. This trend is expected to continue and, in certain cases, may result in more lump-sum project execution for the company. In some instances, margins are being negatively impacted by the change in the mix of work performed (e.g., a higher content of mining and metals project execution activities, which generally earn lower margins than other projects).

The effective tax rate, based on the company’s actual operating results for the three and nine months ended September 30, 2010 was 220.9 percent and 41.6 percent, respectively, compared to 34.6 percent and 34.5 percent for the corresponding periods of 2009. The effective tax rate was higher in the current year periods primarily due to the charge for the Greater Gabbard Project that resulted in a foreign loss without a tax benefit. The company is analyzing the viability of various tax planning strategies that may provide a future tax benefit from the company’s foreign operations, including the losses attributable to the Greater Gabbard Project.

Consolidated new awards were $7.6 billion and $20.3 billion for the three and nine months ended September 30, 2010 compared to new awards of $2.9 billion and $15.1 billion for the three and nine months ended September 30, 2009. The increase in the new award activity in the current quarter compared to the corresponding quarter of 2009 was primarily due to the Industrial & Infrastructure and Oil & Gas segments. The increase in new awards for the first nine months of 2010 compared to the corresponding period in the prior year was driven by the strength of the mining and metals business line in the Industrial & Infrastructure segment. Approximately 79 percent of consolidated new awards for the nine months ended September 30, 2010 were for projects located outside of the United States compared to 74 percent for the first nine months of 2009.

Consolidated backlog as of September 30, 2010 increased 18 percent to $33.0 billion from $28.0 billion as of September 30, 2009. As of September 30, 2010, approximately 71 percent of consolidated backlog related to projects located outside the United States compared to 61 percent as of September 30, 2009. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Effective January 1, 2010, the company moved the power services business to the Power segment from the Global Services segment. Operating results, total assets, new awards and backlog have been recast for the Power and Global Services segments to reflect this change.

OIL & GAS

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Revenue	$1,748.8	$2,925.0	$5,648.8	$9,322.9
Segment profit	75.3	189.2	265.3	570.8

Revenue for the three and nine months ended September 30, 2010 decreased 40 percent and 39 percent respectively, compared to the corresponding periods in 2009. This decrease in revenue is due to reduced project execution activities as a number of large projects have been completed or are near completion. In addition, revenue in the current year periods has been impacted by slower new award activity in recent quarters.

Segment profit for the three and nine months ended September 30, 2010 decreased 60 percent and 54 percent, respectively, compared to the same periods in 2009 primarily as the result of the reduced project execution activities and lower new award activity in recent quarters, as noted above. Segment profit in 2010 has also been negatively impacted by a more competitive business environment.

Segment profit margin for the three and nine months ended September 30, 2010 was 4.3 percent and 4.7 percent, respectively, compared to 6.5 percent and 6.1 percent for the three and nine months ended September 30, 2009. The lower segment profit margin for the 2010 periods was primarily due to lower operating leverage as business volume has contracted, along with a more competitive business environment.

New awards for the three months ended September 30, 2010 were $2.9 billion, compared to $1.2 billion for the corresponding period of 2009. Current quarter awards included a grassroots bitumen extraction and processing facility in Canada and a refinery project in Malaysia. Backlog as of September 30, 2010 decreased 11 percent to $11.7 billion compared to $13.1 billion as of September 30, 2009.

The global recession, changing market conditions and a decline in demand for new capacity in the refining, petrochemical and polysilicon markets have resulted in lower new award activity in recent quarters and caused some project cancellations during 2009. As a consequence of the lower level of new awards and the 2009 project cancellations, the segment’s backlog, revenue and segment profit have declined when comparing 2010 periods to the corresponding periods in 2009. Although the segment continues to be impacted by some of the effects of the recession, there are indications that the segment is seeing the initial signs of a recovery as demonstrated by this quarter’s new awards. This recovery is expected to be stronger in certain markets outside of the United States, including the Middle East, Asia and Australia. It is anticipated that a highly competitive business environment will continue to put pressure on margins and, in certain cases, may result in more lump-sum project execution for the segment.

Total assets in the segment were $964 million as of September 30, 2010 compared to $972 million as of December 31, 2009.

INDUSTRIAL & INFRASTRUCTURE

Revenue and segment profit (loss) for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Revenue	$2,167.7	$1,105.5	$5,230.6	$3,280.1
Segment profit (loss)	(147.4)	41.6	(67.3)	103.8

Revenue for the three and nine months ended September 30, 2010 increased 96 percent and 59 percent, respectively, compared to the three and nine months ended September 30, 2009, primarily due to substantial growth in the mining and metals business line.

Segment profit declined significantly in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 because the current year period included the impact of significant charges for two infrastructure projects. For the Greater Gabbard Offshore Wind Farm (“Greater Gabbard”) Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client’s offshore wind farm project in the United Kingdom, a charge of $163 million was taken for estimated cost overruns for a variety of execution challenges, including material and equipment delivery issues. The project forecast has been revised for the cost overruns and includes substantial costs for additional maritime vessels and other subcontractor costs associated with equipment installation, equipment repairs and the estimated schedule impact. Weather-related delays have further impacted the schedule and project cost forecast. The company has taken a number of actions to mitigate further cost escalation and delays to the schedule. The segment also recorded a charge of $95 million during the current quarter for a completed $700 million fixed-price infrastructure joint venture project to provide engineering, procurement and construction services for a roadway near San Diego, California. On October 28, 2010 the company received notice of a ruling on the priority of claims made by its joint venture against the bankrupt client entity that impairs the joint venture’s ability to recover cost overruns resulting from owner-directed scope changes that led to quantity growth, cost escalation, additional labor and schedule delays. As a result of the ruling, the company determined that the likelihood of collecting its claims-related costs and certain other amounts it is due is no longer considered probable.

The charges for the Greater Gabbard Project and the infrastructure joint venture project were offset somewhat by positive contributions from other projects in the segment during the quarter, including $16 million of fees earned at financial closing for an infrastructure rail project, $13 million for the final negotiated settlement and closeout of both an infrastructure road project and an infrastructure telecommunications project, and $11 million for the approval of a significant change order for another infrastructure road project. In addition, there were improvements in segment profit for the current quarter compared to the third quarter of last year due to a significantly higher level of project execution activities related to the growth in the mining and metals business line noted above.

Segment profit declined significantly in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily as a result of the charges taken for the Greater Gabbard Project and the infrastructure joint venture project, offset somewhat by the other factors impacting current quarter segment profit that are discussed in the preceding paragraph.

The company is involved in a dispute in connection with the Greater Gabbard Project. The dispute relates to the company’s claim for additional compensation for schedule and cost impacts arising from delays in the fabrication of monopiles and transition pieces, and disruption and productivity issues associated with construction activities. The company believes the schedule and cost impacts are attributable to the client and other third parties. As of September 30, 2010, the company recorded $171 million of claim revenue related to this issue for costs incurred to date. Additional costs arising from this dispute are expected to be incurred in future quarters. The company believes the ultimate recovery of incurred and future costs is probable. The company will continue to periodically evaluate its position and the amount recognized in revenue with respect to this claim.

New awards for the three months ended September 30, 2010 were $3.0 billion compared to $494 million for the 2009 comparison period. The new awards in the 2010 period included significant awards in both the infrastructure and mining and metals business lines. New awards for the nine months ended September 30, 2010 were $11.2 billion compared to $5.3 billion for the nine months ended September 30, 2009, primarily as the result of significant new award activity in the mining and metals business line during 2010. Backlog increased to $17.3 billion as of September 30, 2010 compared to $9.7 billion as of September 30, 2009, driven by the substantial new award activity in the mining and metals business line.

Total assets in the segment increased to $934 million as of September 30, 2010 from $676 million as of December 31, 2009, due to an increase in working capital and other assets to support the Greater Gabbard Project and the increased volume of the segment.

GOVERNMENT

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Revenue	$792.8	$543.8	$2,232.3	$1,393.6
Segment profit	34.7	23.6	105.0	84.8

Revenue for the three and nine months ended September 30, 2010 increased 46 percent and 60 percent, respectively, compared to the same periods in the prior year primarily due to the execution of Logistics Civil Augmentation Program (“LOGCAP IV”) task orders for the United States Army in Afghanistan. Revenue growth in the current year periods for the Savannah River Site Management and Operating Project (“the Savannah River Project”) in South Carolina and American Recovery and Reinvestment Act (“ARRA”) funded work at Savannah River was offset by a decrease in revenue at the Hanford Environmental Management Project in Washington, which was completed in 2009.

Segment profit for the three and nine months ended September 30, 2010 increased 47 percent and 24 percent, respectively, compared to the corresponding 2009 periods primarily as the result of additional work associated with LOGCAP IV task orders. Segment profit margin for the three and nine months ended September 30, 2010 was 4.4 percent and 4.7 percent, respectively, compared to 4.3 percent and 6.1 percent for the three and nine months ended September 30, 2009. The segment profit margin for the nine month period in 2009 was higher than the corresponding period of the current year because the 2009 period included $15.3 million of income related to awards for equitable adjustment to a fixed-price contract at the Bagram Air Base in Afghanistan.

New awards for the three months ended September 30, 2010 were $1.2 billion compared to $872 million for the same period in 2009. The most significant new awards for the current quarter were for LOGCAP IV task orders and the annual funding for the Savannah River Project. The increase in new awards from the prior year was principally due to increased activity for LOGCAP IV. Backlog of $1.0 billion as of September 30, 2010 decreased compared to September 30, 2009 backlog of $1.3 billion due to project execution activities associated with ARRA multi-year funded work at Savannah River that was awarded in the second quarter of 2009.

Total assets in the Government segment increased to $1.0 billion as of September 30, 2010 compared to $660 million as of December 31, 2009 primarily as a result of an increase in working capital to support project execution activities for LOGCAP IV task orders.

GLOBAL SERVICES

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Revenue	$418.9	$439.4	$1,084.8	$1,201.6
Segment profit	35.2	(5.5)	94.3	67.4

Revenue decreased five percent for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to declining activity supporting operations in Iraq in the equipment business line and continued delay of refinery turnarounds and shutdowns and reduction of capital work in the operations and maintenance business line. This decrease was partially offset by an increase in revenue in the operations and maintenance business line for the emergency response efforts in support of the Gulf Coast oil spill cleanup. Revenue declined ten percent for the nine months ended September 30, 2010 compared to the corresponding period in the prior year primarily due to the reduction in the equipment business line’s Iraq activities. A revenue decline associated with the impact of the continued economic downturn on plant modifications and maintenance activities was offset by an increase in revenue related to the Gulf Coast oil spill cleanup in the operations and maintenance business line. All of the business lines of the segment continue to be impacted by the weak economy and it remains unclear as to when a broad-based recovery will occur.

Segment profit increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily because the prior year quarter included a $45 million provision related to the uncollectability of a client receivable for a paper mill where the company’s scope of work was to recommission, start up and operate the facility. Segment profit margin was 8.4 percent in the current quarter compared to (1.3) percent for the comparable quarter in 2009 because the 2009 period included the provision for the paper mill receivable.

Segment profit increased for the nine months ended September 30, 2010 compared to the corresponding nine months in the prior year, primarily because the prior year period included the $45 million provision for the paper mill receivable noted above. The current year period benefitted from the Gulf Coast oil spill cleanup activities, though the resulting segment profit was more than offset by a decline in the equipment operations in Iraq, the continued delay and reduction in capital work in the operations and maintenance business line and reduced activity in the domestic and European operations of the temporary staffing business line. Segment profit margin increased to 8.7 percent for the nine months ended September 30, 2010 from 5.6 percent in the corresponding period in 2009 because the 2009 period included the provision for the paper mill receivable.

New awards for the three months ended September 30, 2010 were $478 million compared to $110 million for the corresponding period in 2009. Backlog as of September 30, 2010 was $2.2 billion compared to backlog of $1.7 billion as of September 30, 2009. This increase was due to a higher level of new awards for the first nine months of 2010 compared to 2009. Operations and maintenance activities that have yet to be performed comprise Global Services backlog. Short-duration operations and maintenance activities may not contribute to ending backlog. In addition, the equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

Total assets in the segment were $842 million as of September 30, 2010 compared to $744 million as of December 31, 2009. The increase in total assets resulted from an increase in working capital to support project execution activities.

POWER

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Revenue	$383.3	$406.8	$1,386.0	$1,312.7
Segment profit	40.5	50.9	146.6	114.5

Revenue for the three months ended September 30, 2010 decreased six percent compared to the three months ended September 30, 2009 primarily due to the reduction in project execution activities on the Oak Grove coal-fired power project in Texas for Luminant, a unit of Energy Futures Holdings Corporation, which is nearly complete. In addition, reduced volume on other projects progressing toward completion largely offset revenue increases in the quarter associated with project execution activities on gas-fired power plant projects located in Texas, Virginia and Georgia. Revenue for the nine months ended September 30, 2010 increased six percent compared to the nine months ended September 30, 2009 primarily due to increased project execution activities on the gas-fired power plant projects noted previously.  The revenue increase associated with these projects was offset somewhat by the expected reduction in project execution activities on the Oak Grove project.

Segment profit for the three months ended September 30, 2010 decreased 20 percent compared to the same period in 2009 primarily due to net reduced contributions from various projects, including the Oak Grove project. None of the changes in segment profit for the quarter were individually significant. Segment profit for the nine months ended September 30, 2010 increased 28 percent compared to the same period in 2009. This increase in segment profit was primarily driven by increased contributions from the Oak Grove project as a result of reaching substantial completion and achieving contractual performance guarantees, along with improved performance from a gas-fired power plant project in Texas. These positive results were offset somewhat by provisions of $63 million taken earlier in 2010 on a gas-fired power project in Georgia for estimated additional costs to complete the project. The company is currently in discussions regarding several major change notices with the client.

Segment profit margin for both the three and nine months ended September 30, 2010 was 11 percent compared to 13 percent and nine percent for the three and nine months ended September 30, 2009. The reduced segment profit margin in the current quarter compared to the corresponding quarter in the prior year and the improvement in the segment profit margin for the first nine months of 2010 compared to the comparable period in 2009 both resulted from the various factors discussed above that impacted revenue and segment profit.

The Power segment continues to be impacted by delays in obtaining air permits for coal-fired power plants due to concerns over carbon emissions.  In addition, power producers have been impacted by the global recession and continuing reduced demand. New awards in the Power segment are typically large in amount, but occur on an irregular basis. New awards for the three months ended September 30, 2010 were $47 million compared to $225 million in the third quarter of 2009. Backlog declined to $855 million as of September 30, 2010 from $2.2 billion as of September 30, 2009, primarily because the work performed on the Oak Grove project and major gas-fired power plant projects in Texas, Virginia and Georgia was not replaced by new award activity.

Total assets in the Power segment decreased to $134 million as of September 30, 2010 from $171 million as of December 31, 2009, corresponding to a reduction in working capital to support project execution activities.

OTHER

Corporate general and administrative expense for the three and nine months ended September 30, 2010 was $39.6 million and $98.3 million, respectively, compared to $49.6 million and $117.0 million for the three and nine months ended September 30, 2009. The decrease in the current year periods was primarily due to overhead reduction efforts.

Net interest income was $2.6 million and $9.3 million during the three and nine month periods ended September 30, 2010 compared to net interest income of $3.1 million and $11.1 million during the corresponding periods of 2009.

Income tax expense for the three and nine months ended September 30, 2010 and 2009 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations and access to financial markets. In addition, the company has committed and uncommitted lines of credit totaling $3.3 billion, which may be used for revolving loans, letters of credit and general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $2.3 billion and substantial cash position, is sufficient to fund operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity positions in favorable market conditions. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the financial markets. As of September 30, 2010, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of September 30, 2010 was 3.2 percent compared to 3.7 percent as of December 31, 2009.

Cash Flows

Cash and cash equivalents were $2.0 billion as of September 30, 2010 compared to $1.7 billion as of December 31, 2009. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.5 billion and $2.6 billion as of September 30, 2010 and December 31, 2009, respectively.

Operating Activities

Cash provided from operating activities for the nine months ended September 30, 2010 was $210 million compared to cash provided by operating activities of $546 million during the same period in 2009. The reduced cash flow from operating activities in the current period is attributable to an increase in working capital to support project execution activities. Cash provided by operating activities for both the 2010 and 2009 periods resulted primarily from earnings sources and was reduced by amounts funded for the loss and claim on the Greater Gabbard Project.

The company contributed approximately $29 million into its defined benefit plans during the nine months ended September 30, 2010. The company expects to fund approximately $50 million to $90 million during 2010, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash provided by investing activities amounted to $232 million for the nine months ended September 30, 2010 while cash utilized by investing activities amounted to $864 million for the nine months ended September 30, 2009. The primary investing activities included purchases, sales and maturities of marketable securities, as well as capital expenditures.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the nine months ended September 30, 2010, proceeds from the sales and maturities of marketable securities exceeded purchases by $415 million. During the nine months ended September 30, 2009, purchases of marketable securities exceeded proceeds by $715 million. The company held current and noncurrent marketable securities of $499 million and $939 million as of September 30, 2010 and December 31, 2009, respectively.

Capital expenditures for the nine months ended September 30, 2010 and 2009 primarily related to construction equipment associated with equipment operations in the Global Services segment.

Financing Activities

Cash utilized in financing activities during the nine months ended September 30, 2010 and 2009 of $189 million and $248 million, respectively, included company stock repurchases, company dividend payments to shareholders, convertible note repayments, corporate-owned life insurance loan repayments and distributions paid to holders of noncontrolling interests.

Cash flows from financing activities in the first nine months of 2010 included the repurchase of 379,600 shares of the company’s common stock for $17 million under its stock repurchase program. Cash flows from financing activities in the first nine months of 2009 included the repurchase of 2,800,000 shares of the company’s common stock for $113.9 million under its stock repurchase program. Quarterly cash dividends are declared at a rate of $0.125 per share and are typically paid in the month following the quarter in which they are declared. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2009 and third quarter of 2010 and the Notes were therefore classified as short-term debt. During the nine months ended September 30, 2010, holders converted $11 million of the Notes in exchange for the principal balance owed in cash plus 141,156 shares of the company’s common stock. During the nine months ended September 30, 2009, holders converted $15 million of the Notes in exchange for the principal balance owed in cash plus 130,186 shares of the company’s common stock. The company does not know the timing or principal amount of the remaining Notes that may be presented for conversion by the holders in the future. Additionally, the Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

Distributions paid to holders of noncontrolling interests were $56 million and $43 million during the nine months ended September 30, 2010 and 2009, respectively. The increase is primarily due to the Rapid Growth Project and the Interstate 495 Capital Beltway Project. See Note 13 to the annual report on Form 10-K for further discussion of these projects.

During 2010, the company repaid $32 million in principal related to loans against the cash surrender value of corporate-owned life insurance policies.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of other comprehensive loss. During the nine months ended September 2010, functional currency exchange rates for most of the company’s international operations strengthened against the U.S. dollar, resulting in net unrealized gains of $37 million. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses is considered nominal.

Off-Balance Sheet Arrangements

Guarantees and Commitments

The company has a combination of committed and uncommitted lines of credit that total $3.3 billion. These lines may be used for revolving loans, letters of credit and general purposes. The committed lines of credit consist of a $1.5 billion Senior Credit Facility that matures in 2011 and a $500 million letter of credit facility that matures in 2014. Borrowings on the $1.5 billion Senior Credit Facility are to bear interest at rates based on the London Interbank Offered Rate (“LIBOR”), plus an applicable borrowing margin. Letters of credit are provided to clients and other third parties in the ordinary course of business to meet bonding requirements. As of September 30, 2010, $1.0 billion in letters of credit were outstanding under these lines of credit.

The company posts surety bonds as generally required by commercial terms of the contracts, primarily to guarantee its performance on state and local government projects. As of September 30, 2010, the performance of the financial markets has not disrupted the company’s surety programs or limited its ability to access needed surety capacity.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of September 30, 2010 are estimated to be $3.5 billion. The company assessed its performance guarantee obligation as of September 30, 2010 and December 31, 2009 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (ASC 460) and the carrying value of its liability was not material.

Financial guarantees, made in the ordinary course of business on behalf of clients and others in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. Most arrangements require the borrower to pledge collateral in the form of property, plant and equipment which is deemed adequate to recover amounts the company might be required to pay. Long-term debt on the Condensed Consolidated Balance Sheet included a financial guarantee on behalf of an unrelated third party that totaled approximately $18 million as of September 30, 2010 and December 31, 2009, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first nine months of 2010. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2009 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended September 30,
(in millions)	2010	2009

Backlog – beginning of period	$30,159.4	$30,892.1
New awards	7,568.5	2,875.1
Adjustments and cancellations, net	637.3	(471.3)
Work performed	(5,381.1)	(5,248.5)

Backlog – end of period	$32,984.1	$28,047.4

	Nine Months Ended September 30,
(in millions)	2010	2009

Backlog – beginning of period	$26,778.7	$33,245.3
New awards	20,272.9	15,139.3
Adjustments and cancellations, net	1,154.6	(4,305.7)
Work performed	(15,222.1)	(16,031.5)

Backlog – end of period	$32,984.1	$28,047.4

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended September 30, 2010 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (2)

July 1, 2010 – July 31, 2010	1,886	$41.76	N/A	4,831,200

August 1, 2010 – August 31, 2010	188	$49.30	N/A	4,831,200

September 1, 2010 – September 30, 2010	365	$48.63	N/A	4,831,200

Total	2,439	$43.37	N/A

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

10.14

Amended and Restated Credit Agreement, dated as of September 7, 2006, among Fluor Corporation, BNP Paribas, as Administrative Agent and an Issuing Lender, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and the lenders party thereto (including schedules and exhibits thereto) (incorporated by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q filed on July 27, 2010).

10.15	Summary of Fluor Corporation Non-Management Director Compensation.*

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

10.32

Letter of Credit Facility Agreement, dated September 16, 2009, among Fluor Corporation, BNP Paribas, as Administrative Agent and an Issuing Lender, and the lenders party thereto (including schedules and exhibits thereto) (incorporated by reference to Exhibit 10.32 to the registrant’s Quarterly Report on Form 10-Q filed on July 27, 2010).

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

*  New exhibit filed or furnished with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009, and (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 4, 2010	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date:	November 4, 2010	/s/ Gary G. Smalley
Gary G. Smalley
Vice President and Controller