Form 10-K
period 2010-12-31
FLUOR CORP
filed 2011-02-23
CIK 1124198

Use these links to rapidly review the document

TABLE OF CONTENTS2

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

         As of June 30, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $7.6 billion based on the closing sale price as reported on the New York Stock Exchange.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2011
Common Stock, $.01 par value per share	176,552,476 shares
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2011 (Proxy Statement)	Part III

FLUOR CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

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

        Fluor Corporation is a holding company that owns the stock of a number of subsidiaries. Acting through these subsidiaries, we are one of the largest professional services firms, providing engineering, procurement, construction and maintenance as well as project management services on a global basis. We serve a diverse set of industries worldwide including oil and gas, chemicals and petrochemicals, transportation, mining and metals, power, life sciences and manufacturing. We are also a primary service provider to the U.S. federal government; and we perform operations and maintenance activities for major industrial clients.

        Our business is aligned into five principal operating segments. The five segments are Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. Fluor Constructors International, Inc., which is organized and operates separately from the rest of our business, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects in each of our segments. Financial information on our segments, as defined under accounting principles generally accepted in the United States, is set forth on page F-42 of this annual report on Form 10-K under the caption "Operating Information by Segment," which is incorporated herein by reference.

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

        Safety One of our core values and a fundamental business strategy is our constant pursuit of safety. Both for us and our clients, the maintenance of a safe workplace is a key business driver. In the areas in which we provide our services, we have delivered and continue to deliver excellent safety performance, with our safety record being better than the industry average. In our estimation, a safe job site decreases risks on a project site, assures a proper environment for our employees and enhances their morale, reduces project cost and exposure and generally improves client relations. We believe that our safety record is one of our most distinguishing features.

        Global Execution Platform As the largest U.S.-based, publicly-traded engineering, procurement, construction and maintenance company, we have a global footprint with employees situated throughout the world. Our global presence allows us to build local relationships that permit us to capitalize better on opportunities near these locations. It also provides comfort to our larger internationally-based clients that we know and understand the markets where they may elect to use our services and allows us to mobilize quickly to those locations where projects arise.

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

  •
  Project management is required on every project, with the primary responsibility of managing all aspects of the effort to deliver projects on schedule and within budget. We are often hired as the overall program manager on large complex projects where various contractors and subcontractors are involved and multiple activities need to be integrated to ensure the success of the overall project. Project management services include logistics, development of project execution plans, detailed schedules, cost forecasts, progress tracking and reporting, and the integration of the engineering, procurement and construction efforts. Project management is accountable to the client to deliver the safety, functionality and financial performance requirements of the project.

We operate in five principal business segments, as described below.

Oil & Gas

        Through our Oil & Gas segment, we have long served the global oil and gas production, processing, and the chemical and petro-chemical industries, as an integrated service provider offering a full range of design, engineering, procurement, construction and project management services to a broad spectrum of energy-related industries. We serve a number of specific industries including upstream oil and gas production, downstream refining, chemicals and petrochemicals. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies that has the global strength and reach to perform extremely large projects in difficult locations. As the locations of large scale oil, gas and chemicals projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength, global reach and experience. Moreover, as many of our clients continue to recognize that they need to invest and expend resources to meet oil, gas and chemicals demands, we believe that the company has been and will continue to be extremely well-positioned to capitalize on these opportunities.

        With each specific project, our role can vary. We may be involved in providing front-end engineering, program management and final design services, construction management services, self-perform construction, or oversight of other contractors and we may also assume responsibility for the procurement of labor, materials, equipment and subcontractors. We have the capacity to design and construct new facilities, upgrade and revamp existing facilities, rebuild facilities following fires and explosions, and expand refineries, processing plants, (petro)chemical facilities and pipeline and offshore facility installations. We also provide consulting services ranging from feasibility studies to process assessment to project finance structuring and studies.

        In the upstream sector, our clients need to develop additional and new sources of supply. Our typical projects in the upstream sector revolve around the production, processing and transporting of oil and gas resources, including the development of major new fields, as well as liquefied natural gas (LNG) projects. We are also involved in offshore production facilities and also see additional opportunities in the Canadian oil sands market.

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

        In the chemicals and petrochemicals market, we have been very active for several years with major projects involving the expansion of ethylene based derivatives as well as in the production of polysilicon. The most active markets have been in the Middle East, as well as in China where there is significant demand for chemical products.

        With our partner Grupo ICA, we maintain a joint venture known as ICA Fluor, through which we continue to participate in the Mexican and Central American oil, gas, power, chemical and other markets.

Industrial & Infrastructure

        The Industrial & Infrastructure segment provides design, engineering, procurement and construction services to the transportation, wind power, mining and metals, life sciences, manufacturing, commercial and institutional, telecommunications, microelectronics and healthcare sectors. These projects often require state-of-the-art application of our clients' processes and intellectual knowledge. We focus on providing our clients with solutions to reduce and contain cost and to compress delivery schedules. By doing so, we are able to complete our clients' projects on a quicker, more cost efficient basis.

        In transportation, we continue to promote our business model of pursuing large complex projects. We provide a broad range of services including consulting, design, planning, financial structuring, engineering and construction, domestically and internationally. Our service offerings include transportation infrastructure such as roads, highways, bridges and rail. Many of our projects involve the use of public/private partnerships, which allow us to develop and finance deals in concert with public entities for projects such as toll roads that would not have otherwise been commenced had only public funding been available. From time to time, we are also an equity investor in certain of the public/private partnerships, where appropriate.

        Mining and metals provides a full range of services to the iron ore, copper, diamond, gold, nickel, alumina and aluminum industries. These services include feasibility studies through detailed engineering, design, procurement, construction, and commissioning and start-up support. Operating primarily from offices in North and South America and Australia, we are one of the few companies with the size and experience to pursue large scale mining and metals projects in difficult locations.

        In life sciences, we provide design, engineering, procurement, construction and construction management services to the pharmaceutical and biotechnology industries. We also specialize in providing validation and commissioning services where we not only bring new facilities into production but we also keep existing facilities operating. The ability to complete projects on a large scale basis, especially in a business where time to market is critical, allows us to better serve our clients and is a key competitive advantage.

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

Government

        Our Government Group is a provider of engineering, construction, logistics support, contingency response and management and operations services to the U.S. government. We are primarily focused on the Department of Energy, the Department of Homeland Security and the Department of Defense. Because the U.S. government is the single largest purchaser of outsourced services in the world, with a relatively stable year-to-year budget, it represents an attractive opportunity for the company.

        For the Department of Energy, we provide site management, environmental remediation, decommissioning, engineering and construction services and have been very successful in addressing the myriad of environmental and regulatory challenges associated with these sites. A Fluor-led team has responsibility for the Savannah River site near Aiken, South Carolina. There, our team is engaged in managing and operating this important site which encompasses over 300 square miles and over 7,000 employees. In October 2010, a Fluor-led team was awarded and has taken over the Department of Energy's superfund site in Portsmouth, Ohio. We are leveraging our skills and experience to pursue additional domestic and international opportunities in the nuclear services and environmental remediation arenas.

        The Government Group also provides engineering and construction services, as well as logistics and contingency operations support, to the Department of Defense. We support military logistical and infrastructure needs around the world. Our largest long-term contract is LOGCAP IV, under which we provide engineering, procurement, construction and logistical augmentation services to the U.S. military in various international locations, with a primary focus on the United States military-related activities in and around the Middle East and more specifically Afghanistan. In combination with our subsidiary, Del-Jen, Inc., we are a leading provider of outsourced services to the federal government. We provide operations and maintenance services at military bases and education and training services to the Department of Labor, particularly through Job Corps programs.

        The company is also providing significant support to the Department of Homeland Security. We are particularly involved in supporting the U.S. government's rapid response capabilities to address security issues and disaster relief, the latter primarily through our long-standing relationship with the Federal Emergency Management Agency.

Global Services

        The Global Services segment integrates a variety of customized service capabilities that assist industrial clients in improving the performance of their plants and facilities. Capabilities within Global Services include operations and maintenance activities, small capital project engineering and execution, site equipment and tool services, industrial fleet services, plant turnaround services, supply chain solutions and temporary staffing.

        Continuing operations and sustaining small capital project services are frequently executed under multi-year alliance style agreements directly between Global Services and its clients. Clients demand these services to help achieve substantial operations improvements while they remain focused on their core business functions. Support services for large capital projects are provided to clients in concert with other Fluor segments or on a standalone basis.

        Global Services' activities in the operations and maintenance markets include providing facility start-up and management, plant and facility maintenance, operations support and asset management services to the oil and gas, chemicals, life sciences, mining and metals, consumer products and manufacturing industries. We are a leading supplier of operations and maintenance services, providing our service offerings both domestically and internationally.

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

        Our supply chain solutions business line provides a full range of strategic sourcing solutions to help execute capital projects. Our material, equipment and subcontracted services specialists continually monitor and analyze supply market activity, allowing us to advise our clients on procurement strategies that can optimize cost and schedule to support increased return on investment.

        Global Services serves the temporary staffing market through TRS Staffing Solutions, Inc. or TRS®. TRS is a global enterprise of staffing specialists that provides the company and third party clients with recruiting and permanent placement services and the placement of contract technical professionals.

Power

        In the Power segment, we provide a full range of services to the gas fueled, solid fuels, plant betterment, renewables, nuclear and power services markets. Our services include engineering, procurement, construction, program management, start-up and commissioning, and operations and maintenance.

        Through the gas fueled market, we offer a full range of services for simple and combined cycle reference designs, as well as Integrated Gasification Combined Cycle (IGCC) projects. While environmental permits for new coal-fired facilities in the United States have slowed, investment in gas fueled plants is beginning to show some resurgence. We are also expanding our international operations in this market. Through the solid fueled and plant betterment markets, we offer a full range of services for subcritical, supercritical, ultra-supercritical and circulating fluidized bed (CFB) technologies, as well as emissions reduction solutions including selective catalytic reduction (SCR), flue gas desulphurization (FGD), and particulate and mercury controls designs. We offer significant experience in designing and constructing coal-fired power generation facilities while delivering proven full scale technology for base load capacity that complies with stringent industry emission guidelines. As part of our plant betterment service offering, we design, install and commission emissions reduction equipment in order to assist our clients with environmental guideline compliance which allows owners to comply with current emissions guidelines. We also offer comprehensive solutions for post-combustion carbon capture and sequestration for solid fueled and gas fueled facilities on a global basis, offering our commercially demonstrated proprietary Econamine FG PlusSM CO2 capture technology.

        In the renewables market, we offer a wide range of technology choices for solar, wind, biomass and geothermal solutions on a global basis. For solar, we are strongly focused on thermal technologies such as Concentrating Solar Power (CSP) as well as Photovoltaic (PV) solar applications.

        In nuclear, we are strategically positioned to offer our extensive nuclear experience for new build plants, capital modifications, extended power uprate (EPU) projects and operations and maintenance services on a global basis. We bring a resume of nuclear experience that includes construction of ten nuclear units, design of three units and maintenance and capital modification services provided in over 90% of the existing units operating in the current U.S. market.

        Through our power services business line, we offer a variety of services to owners including plant maintenance, facility management, operations support, asset performance improvement, capital modifications and improvements, operations readiness and start-up commissioning on a global basis. We have annual maintenance and modification contracts covering full generation fleets within the investor owned utility market.

Other Matters

Backlog

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power segments at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
	(in millions)
Oil & Gas	$14,267	$11,771
Industrial & Infrastructure	16,862	10,250
Government	751	1,017
Global Services	2,057	1,841
Power	972	1,900

Total	$34,909	$26,779

        The following table sets forth our consolidated backlog at December 31, 2010 and 2009 by region:

	December 31, 2010	December 31, 2009
	(in millions)
United States	$8,985	$10,125
Asia Pacific (including Australia)	7,887	3,270
Europe, Africa and Middle East	8,340	7,183
The Americas (excluding the United States)	9,697	6,201

Total	$34,909	$26,779

        For purposes of the preceding tables, we include in backlog for the Global Services segment our operations and maintenance activities that have yet to be performed. However, the equipment, temporary staffing and supply chain solutions business lines do not report backlog due to the quick turnaround between the receipt of new awards and the recognition of revenue. With respect to backlog in our Government segment, if a contract covers multiple years, we generally only include the amounts for which Congressional funding has been approved and then only for that portion of the work to be completed in the next 12 months. For our contingency operations, we include only those amounts for which specific task orders have been received. For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog.

        We expect to perform approximately 55 percent of our backlog at December 31, 2010 in 2011. The dollar amount of the backlog is not necessarily indicative of our future revenue or earnings related to the performance of such work. Although backlog reflects business that is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict the portion of our December 31, 2010 backlog estimated to be performed annually subsequent to 2011.

        For additional information with respect to our backlog, please refer to Item 7. — "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

Types of Contracts

        While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two groups of contracts: cost reimbursable contracts, and fixed price, lump-sum and guaranteed maximum contracts. In some markets, we are seeing "hybrid" contracts containing both fixed-price and cost reimbursable elements. As of December 31, 2010, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	December 31, 2010
	(in millions)	Percentage
Cost Reimbursable	$24,788	71%
Fixed-Price, Lump-Sum and Guaranteed Maximum	$10,121	29%

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

        Fixed-price contracts include both negotiated fixed-price contracts and lump-sum contracts. Under negotiated fixed-price contracts, we are selected as contractor first, and then we negotiate price with the client. These types of contracts generally occur where we commence work before a final price is agreed upon. Under lump-sum contracts, we bid on a contract based upon specifications provided by the client against competitors, agreeing to develop a project at a fixed price. Another type of fixed-price contract is a unit price contract under which we are paid a set amount for every "unit" of work performed. If we perform well under these contracts, we can benefit from cost savings; however, if the project does not proceed as originally planned, we cannot recover cost overruns except in certain limited situations.

        Guaranteed maximum price contracts are performed in a manner similar to cost reimbursable contracts except that the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. We can be responsible for some or all of the total cost of the project if the cost exceeds the guaranteed maximum price. Where the total cost is less than the negotiated guaranteed maximum price, we may receive the benefit of the cost savings based upon a negotiated agreement with the client.

Competition

        We are one of the world's largest providers of engineering, procurement and construction services. The markets served by our business are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as Bechtel Group, Inc., CH2M Hill Companies Limited, Jacobs Engineering Group, Inc., KBR Inc., the Shaw Group and URS Corporation, and international-based companies such as AMEC plc, Chicago Bridge and Iron Company N.V., Chiyoda Corporation, Foster Wheeler AG, Hyundai Engineering & Construction Company, JGC Corporation, McDermott International, Inc., Technip and WorleyParsons Limited.

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

Significant Clients

        For 2010, revenue earned from agencies of the U.S. government and BHP Billiton accounted for 15 percent and 12 percent, respectively, of our total revenue. We perform work for both clients under multiple contracts and sometimes through joint venture arrangements.

Raw Materials

        The principal products we use in our business include structural steel, metal plate, concrete, cable and various electrical and mechanical components. These products and components are subject to raw material (aluminum, copper, nickel, iron ore, etc.) availability and commodity pricing fluctuations, which we monitor on a regular basis. We have access to numerous global supply sources and we do not foresee any unavailability of these items that would have a material adverse effect on our business in the near term. However, the availability of these products, components and raw materials may vary significantly from year to year due to various factors including client demand, producer capacity, market conditions and specific material shortages.

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

Number of Employees

        The following table sets forth the number of employees of Fluor and its subsidiaries engaged in our business segments as of December 31, 2010:

Number of Employees
Salaried Employees:
Oil & Gas	8,827
Industrial & Infrastructure	3,750
Government	9,496
Global Services	3,331
Power	907
Other	2,848

Total Salaried	29,159
Craft and Hourly Employees	10,070

Total	39,229

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

Item 1A.    Risk Factors

We may experience reduced profits or losses under contracts if costs increase above estimates.

        We conduct our business under various types of contractual arrangements where costs are estimated in advance. In terms of dollar-value, the majority of our contracts allocate the risk of cost overruns to our clients by requiring our clients to reimburse us for our cost. Approximately 29 percent of the dollar-value of our backlog is currently guaranteed maximum price or fixed-price contracts, where we bear a significant portion of the risk for cost overruns. Under these types of contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about productivity, future economic conditions, prices and availability of labor, equipment and materials. If these estimates prove inaccurate, or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather-related delays, cost of raw materials, or our suppliers' or subcontractors' inability to perform, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project. These risks tend to be exacerbated for longer-term contracts since there is increased risk that the circumstances under which we based our original bid could change with a resulting increase in costs. In many of these contracts, we may not be able to obtain compensation for additional work performed or expenses incurred, and if a project is not executed on schedule, we may be required to pay liquidated damages.

We are dependent upon third parties to complete many of our contracts.

        Much of the work performed under our contracts is actually performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum or a fixed-price type contract, we may suffer losses on these contracts. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to source these supplies, equipment or services on a delayed basis or at a higher price than anticipated, which could impact contract profitability. These risks may be intensified during the current economic downturn if our suppliers, manufacturers or subcontractors experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the services or supplies necessary for our business. In addition, in instances where Fluor relies on a single contracted supplier or subcontractor or a small number of subcontractors, there can be no assurance that the marketplace can provide these products or services in a timely basis, or at the costs we had anticipated. A failure by a third-party subcontractor or supplier to comply with applicable laws, rules or regulations could negatively impact our business and, in the case of government contracts, could result in fines, penalties, suspension or even debarment.

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

        We serve markets that are highly competitive and in which a large number of multinational companies compete. Among our competitors are U.S.-based companies such as Bechtel Group, Inc., CH2M Hill Companies Limited, Jacobs Engineering Group, Inc., KBR Inc., the Shaw Group and URS Corporation, and international-based companies such as AMEC plc, Chicago Bridge and Iron Company N.V., Chiyoda Corporation, Foster Wheeler AG, Hyundai Engineering & Construction Company, JGC Corporation, McDermott International, Inc., Technip and WorleyParsons Limited. In particular, the engineering and construction markets are highly competitive and require substantial resources and investment in technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

The ongoing worldwide economic downturn will likely affect a portion of our client base, subcontractors and suppliers and could materially affect our backlog and profits.

        The ongoing worldwide economic downturn has reduced and continues to reduce the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations worldwide. Current financial market conditions and adverse credit market conditions could adversely affect our clients' or our own borrowing capacity, which support the continuation and expansion of projects worldwide, and could result in contract cancellations or suspensions, project delays, payment delays or defaults by our clients. In addition, in response to current market conditions, clients may choose to make fewer capital expenditures, to otherwise slow their spending on our services or to seek contract terms more favorable to them. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our subcontractors or suppliers could increase our cost or adversely impact project schedules. Finally, our ability to expand our business would be limited if, in the future, we are unable to access sufficient credit capacity, including capital market funding, bank credit, such as letters of credit, and surety bonding on favorable terms or at all. These disruptions could materially impact our backlog and profits.

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

        Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. As of December 31, 2010, approximately 74 percent of our projected backlog consisted of revenue to be derived from projects and services to be completed outside the United States. We expect that a significant portion of our revenue and profits will continue to come from international projects for the foreseeable future.

        Operating in the international marketplace exposes us to a number of special risks including:

  •
  abrupt changes in foreign government policies, regulations or leadership;

  •
  embargoes;

  •
  trade restrictions or restrictions on currency movement;

  •
  tax increases;

  •
  currency exchange rate fluctuations;

  •
  changes in labor conditions and difficulties in staffing and managing international operations;

  •
  U.S. government policies;

  •
  international hostilities; and

  •
  local unrest.

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

Our businesses could be materially and adversely affected by severe weather.

        Repercussions of severe weather conditions may include weather-related delays that are not reimburseable under a fixed-price contract; evacuation of personnel and curtailment of services; increased labor and material costs in areas resulting from weather-related damage and subsequent increased demand for labor and materials for repairing and rebuilding; inability to deliver materials, equipment and personnel to jobsites in accordance with contract schedules and loss of productivity. We typically remain obligated to perform our services after a weather event or any natural disaster, unless the contract contains a force majeure clause or other contractual provisions relieving us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to such events, our operations may be significantly affected, which would have a negative impact on our operations. In addition, if we cannot complete our contracts on time, we may be subject to potential liability claims by our clients which may reduce our profits.

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

Our failure to recover adequately on claims against project owners or subcontractors for payment or performance could have a material effect on us.

        We occasionally bring claims against project owners for additional cost exceeding the contract price or for amounts not included in the original contract price. Similarly, we occasionally present change orders and claims to our clients and subcontractors. If we fail to properly document the nature of claims or change orders, or are otherwise unsuccessful in negotiating a reasonable settlement, we could incur reduced profits, cost overruns and in some cases a loss on the project. These types of claims can often occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional cost, both direct and indirect. From time to time, these claims can be the subject of lengthy and costly arbitration or litigation proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenue or earnings.

        As of December 31, 2010, our backlog was approximately $34.9 billion. Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Project cancellations, scope adjustments or deferrals may occur, from time to time, with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination for convenience provisions in them. In addition, projects may remain in our backlog for an extended period of time. Finally, poor project or contract performance could also impact our backlog and profits. It is unclear what impact the current market conditions may have on our backlog. The ongoing global economic downturn may result in a diminished ability to replace backlog once projects are completed and/or may result in the cancellation, modification or deferral of projects currently in our backlog, as discussed below. Such developments could have a material adverse effect on our business and our profits.

Our effective tax rate may increase.

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. For fiscal 2010, our overall tax rate was 21%, which was significantly lower than previous tax years. It is unlikely this tax rate will continue. An increase in our tax rate could have a material adverse effect on our profitability and liquidity.

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

We could suffer from a liquidity crisis if the financial institutions who hold our investments fail.

        Our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, Europe, and Asia. Some of our accounts hold deposits that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy or forced receivership, there remains the risk that this could occur in the future. If this were to occur, we could be at risk of not being able to access our cash which could result in a temporary liquidity crisis that could impede our ability to fund operations.

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

        We enter into various joint ventures as part of our engineering, procurement and construction businesses, including ICA Fluor and project-specific joint ventures, where control may be shared with unaffiliated third parties. Differences in opinions or views between joint venture partners can result in delayed decision-making or failure to agree on material issues which could adversely affect the business and operations of the venture. From time to time in order to establish or preserve a relationship, or to better ensure venture success, we may accept risks or responsibilities for the joint venture which are not necessarily proportionate with the reward we expect to receive. The success of these and other joint ventures also depends, in large part, on the satisfactory performance by our joint venture partners of their joint venture obligations, including their obligation to commit working capital, equity or credit support as required by the joint venture and to support their indemnification and other contractual obligations. If our joint venture partners fail to satisfactorily perform their joint venture obligations as a result of financial or other difficulties, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, increased liabilities or significant losses for us with respect to the joint venture. In addition, a failure by a joint venture partner to comply with applicable laws, rules or regulations could negatively impact our business and, in the case of government contracts, could result in fines, penalties, suspension or even debarment. At times, we also participate in joint ventures where we are not a controlling party. In such instances, we may have limited control over joint venture decisions and actions, including internal controls and financial reporting which may have an impact on our business.

Our government contracts may be terminated at any time. Also, if we do not comply with restrictions and regulations imposed by the government, our government contracts may be terminated and we may be unable to enter into future government contracts. The termination of one or more government contracts could significantly reduce our expected revenue and profits.

        We enter into significant government contracts, from time to time, such as those that we have with the U.S. Department of Energy as part of teaming arrangements at Savannah River Nuclear Solutions LLC ("Savannah River") and at the superfund site in Portsmouth, Ohio, or with the Department of Defense for the LOGCAP IV contract. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls, which could result in withholding or delay of payments to us. Government contracts are also exposed to uncertainties associated with Congressional funding. A significant portion of our business is derived as a result of federal government regulatory, military and infrastructure priorities. Changes in these priorities, which can occur due to policy changes or changes in the economy, are unpredictable and may impact our revenues. The government is under no obligation to maintain funding at any specific level and funds for a program may even be eliminated. Our government clients may terminate or decide not to renew our contracts with little or no prior notice.

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

        We also run the risk of the impact of government audits, investigations and proceedings, and so-called "qui tam" actions, where treble damages can be awarded, brought by individuals or the government under the Federal False Claims Act that, if an unfavorable result occurs, could impact our profits and financial condition, as well as our ability to obtain future government work. For example, government agencies such as the U.S. Defense Contract Audit Agency (the "DCAA") routinely review and audit government contractors with respect to the adequacy of and our compliance with our internal control systems and policies (including our labor, billing, accounting, purchasing, estimating compensation and management information systems). Despite the fact that we take precautions to prevent and deter fraud, misconduct or other non-compliance, we face the risk that our employees, partners or subcontractors may engage in such activities. If any of these agencies determine that a rule or regulation has been violated, a variety of penalties can be imposed including criminal and civil penalties all of which would harm our reputation with the government or even debar us from future government activities. The DCAA has the ability to review how we have accounted for cost under the FAR and CAS, and if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed or we could be required to refund previously collected payments. Furthermore, in this environment, if we have significant disagreements with our government clients concerning costs incurred, negative publicity could arise which could adversely effect our industry reputation and our ability to compete for new contracts.

        Many of our federal government contracts require contractors to have security clearances. Depending upon the level of required clearances, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing clients could terminate their contracts with us or decide not to renew them. To the extent that we cannot obtain or maintain the required security clearance working on a particular contract, we may not derive the revenue anticipated from the contract which could adversely affect our revenues.

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

        An increasing portion of our revenue is being generated from work we perform for the U.S. government especially from contracts with the Department of Defense. Political instability, often driven by war, conflict or natural disasters, coupled with the U.S. government's fight against terrorism has resulted in increased spending from which we have benefitted, including in locations such as Afghanistan. Based on recent government pronouncements, the current level of government services being provided in the Middle East will likely not continue at present levels indefinitely and we could see our current level of services decline over time. Future levels of expenditures, especially with regard to foreign military commitments, may decrease or may be shifted to other programs in which we are not a participant. As a result, a general decline in U.S. defense spending or a change in priorities could reduce our profits or revenue. Our ability to win or renew government contracts is conducted through a rigorous competitive process and may prove to be unsuccessful.

        Most federal government contracts are awarded through a rigorous competitive process. The federal government has increasingly relied upon multiple-year contracts with pre-established terms and conditions that generally require those contractors that have been previously awarded the contract to engage in an additional competitive bidding process for each task order issued under the contract. Such processes require successful contractors to anticipate requirements and develop rapid-response bid and proposal teams as well as dedicated supplier relationships and delivery systems in place to react to these needs. We face rigorous competition and significant pricing pressures in order to win these task orders. If we are not successful in reducing costs or able to timely respond to government requests, we may not win additional awards. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors. Our inability to win or renew government contracts during the procurement processes could harm our operations.

Our project execution activities may result in liability for faulty engineering services.

        Because our projects are often large and complicated, our failure to make judgments and recommendations in accordance with applicable professional standards could result in large damages. Our engineering practice involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure projects. Although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, there can be no assurance that such programs will protect us fully from all risks and liabilities.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, agents and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor internal and external compliance. We cannot assure that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.

If we are unable to form teaming arrangements, our ability to compete for and win certain contracts may be negatively impacted.

        In both the private and public sectors, either acting as a prime contractor, a subcontractor or as a member of team, we may join with other firms to form a team to compete for a single contract. Because a team can offer stronger combined qualifications than any firm standing alone, these teaming arrangements can be very important to the success of a particular contract bid process or proposal. The failure to maintain such relationships in certain markets, such as the government market, may impact our ability to win work.

Foreign exchange risks may affect our ability to realize a profit from certain projects.

        We generally attempt to denominate our contracts in the currencies of our expenditures. However, we do enter into contracts that subject us to currency risk exposure, particularly to the extent contract revenue is denominated in a currency different than the contract costs. We attempt to minimize our exposure from currency risks by obtaining escalation provisions for projects in inflationary economies or entering into derivative (hedging) instruments, when there is currency risk exposure that is not naturally mitigated via our contracts. However, these actions may not always eliminate all currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. The company does not enter into derivative instruments or hedging activities for speculative or trading purposes. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars. Financial hedging may be used to minimize currency volatility for financial reporting purposes.

Our employees work on projects that are inherently dangerous and a failure to maintain a safe work site could result in significant losses.

        We often work on large-scale and complex projects, frequently in geographically remote locations. Our project sites can place our employees and others near large equipment, dangerous processes or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation. Often, we are responsible for safety on the project sites where we work. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries or even loss of life. Although we maintain functional groups whose primary purpose is to implement effective health, safety and environmental procedures throughout our company, the failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability.

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

        Our global operations require importing and exporting goods and technology across international borders on a regular basis. Our policy mandates strict compliance with U.S. and foreign international trade laws. To the extent we export technical services, data and products outside of the United States, we are subject to U.S. and international laws and regulations governing international trade and exports including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control with the Department of Treasury. From time to time, we identify certain inadvertent or potential export or related violations. These violations may include, for example, transfers without required governmental authorization. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges and suspension or debarment from participation in U.S. government contracts.

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

        Under our accounting procedures, we measure and recognize a large portion of our profits and revenue under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenue and profits ratably over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and estimated cost is recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. In addition, from time to time, when calculating the total amount of profits and losses, we include unapproved claims as contract revenue when collection is deemed probable based upon the criteria for recognizing unapproved claims under Accounting Standards Codification (ASC) 605-35-25. Including unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claim. Given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

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

        Fluor is a Delaware corporation. Various anti-takeover provisions under Delaware law impose impediments on the ability of others to acquire control of us, even if a change of control would be beneficial to our shareholders. In addition, certain provisions of our charters and bylaws may impede or discourage a takeover. For example:

  •
  our Board of Directors is divided into three classes serving staggered three-year terms;

  •
  vacancies on the Board of Directors can only be filled by other directors;

  •
  there are various restrictions on the ability of a shareholder to nominate a director for election; and

  •
  our Board of Directors can authorize the issuance of preference shares.

These types of provisions in our charters and bylaws could also make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our shareholders. Accordingly, shareholders may be limited in the ability to obtain a premium for their shares.

Systems and information technology interruption and breaches in data security could adversely impact our ability to operate and our operating results.

        As a global company, we are heavily reliant on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience system interruptions and delays. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems, systems operation could be interrupted or delayed or our data security could be breached. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions. Any of these or other events could cause system interruption, delays and loss of critical data, could delay or prevent operations including the processing of transactions and reporting of financial results, could result in the unintentional disclosure of client or our information and could adversely affect our operating results. While management has taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect our financial condition and operating results.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Major Facilities

        Operations of Fluor and its subsidiaries are conducted at both owned and leased properties in domestic and foreign locations totaling approximately 7.1 million rentable square feet. Our executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas. As our business and the mix of structures is constantly changing, the extent of utilization of the facilities by particular segments cannot be accurately stated. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. While we have operations worldwide, the following table describes the location and general character of our more significant existing facilities:

Location	Interest
United States:
Aliso Viejo, California	Owned and Leased
Greenville, South Carolina	Owned and Leased
Houston (Sugar Land), Texas	Leased
Irving, Texas (Corporate Headquarters)	Owned
Canada:
Calgary, Alberta	Owned and Leased
South America:
Santiago, Chile	Owned and Leased
Europe, Africa and Middle East:
Al Khobar, Saudi Arabia	Owned
Farnborough, England	Owned and Leased
Haarlem, the Netherlands	Owned
Johannesburg, South Africa	Leased
Asia/Asia Pacific:
Shanghai, China	Leased
Manila, the Philippines	Owned and Leased
Melbourne, Australia	Leased
New Delhi, India	Leased

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

Item 4.    Submission of Matters to a Vote of Security Holders

        The company did not submit any matters to a vote of security holders during the fourth quarter of 2010.

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

	Common Stock Price Range
			Dividends Per Share
	High	Low
Year Ended December 31, 2010
Fourth Quarter	$67.31	$47.94	$.125
Third Quarter	$51.00	$41.20	$.125
Second Quarter	$55.47	$41.68	$.125
First Quarter	$50.50	$41.71	$.125
Year Ended December 31, 2009
Fourth Quarter	$51.75	$39.77	$.125
Third Quarter	$58.62	$45.16	$.125
Second Quarter	$55.40	$33.67	$.125
First Quarter	$51.70	$30.21	$.125

        Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See Item 1A. — "Risk Factors."

        At February 17, 2011, there were 176,552,476 shares outstanding and 6,937 shareholders of record of the company's common stock. The company estimates there were an additional 191,608 shareholders whose shares were held by banks, brokers or other financial institutions at February 10, 2011.

Issuer Purchases of Equity Securities

        The following table provides information as of the three months ending December 31, 2010 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
October 1 — October 31, 2010	—	$—	—	4,831,200
November 1 — November 30, 2010	1,000,114	55.97	1,000,000	11,000,000
December 1 — December 31, 2010	1,700,213	60.01	1,700,000	9,300,000

Total	2,700,327	$58.51	2,700,000	9,300,000

(1)
Includes 327 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans and 2,700,000 shares of company stock repurchased and cancelled by the company during the fourth quarter of 2010 under its stock repurchase program for total consideration of $158,068,441.

(2)
On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to 5,000,000 shares of our common stock. On August 6, 2008, the Board of Directors increased the number of shares available for repurchase by 4,135,400 shares to account for our two-for-one stock split. On November 4, 2010, the Board of Directors further increased the number of shares available for repurchase by 7,168,800 shares bringing the total number of shares available for repurchase to 12,000,000 shares. Following this increase, we repurchased a total of 2,700,000 shares during the remainder of the fourth quarter. As a result, as of December 31, 2010, we have 9,300,000 shares remaining available for repurchase. This repurchase program is ongoing and does not have an expiration date.

Item 6.    Selected Financial Data

        The following table presents selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K. Amounts are expressed in millions, except for per share and employee information:

	Year Ended December 31,
	2010	2009	2008	2007	2006

CONSOLIDATED OPERATING RESULTS
Total revenue	$20,849.3	$21,990.3	$22,325.9	$16,691.0	$14,078.5
Earnings before taxes(1)(2)	559.6	1,136.8	1,141.7	659.9	392.5
Net earnings attributable to Fluor Corporation(1)	357.5	684.9	716.1	528.0	258.2
Earnings per share(1)(3)(4)
Basic	2.01	3.79	3.99	2.99	1.47
Diluted	1.98	3.75	3.89	2.88	1.43
Return on average shareholders' equity(1)	10.4%	23.0%	28.1%	27.3%	14.7%
Cash dividends per common share(4)	$0.50	$0.50	$0.50	$0.40	$0.40
CONSOLIDATED FINANCIAL POSITION
Current assets(1)	$5,562.8	$5,122.1	$4,668.5	$4,055.9	$3,316.4
Current liabilities(1)	3,523.4	3,301.4	3,162.2	2,850.5	2,387.2

Working capital(1)	2,039.4	1,820.7	1,506.3	1,205.4	929.2
Property, plant and equipment, net	866.3	837.0	799.8	784.4	692.1
Total assets(1)	7,614.9	7,178.5	6,423.6	5,792.6	4,867.7
Capitalization
Convertible Senior Notes(1)	96.7	109.8	133.2	297.7	310.9
Non-recourse project finance debt	—	—	—	—	192.8
Other debt obligations	17.8	17.7	17.7	17.7	36.8
Shareholders' equity(1)	3,497.0	3,305.5	2,671.3	2,280.4	1,742.4

Total capitalization(1)	3,611.5	3,433.0	2,822.2	2,595.8	2,282.9
Total debt as a percent of total capitalization(1)	3.2%	3.7%	5.3%	12.2%	23.7%
Shareholders' equity per common share(1)(4)	$19.82	$18.48	$14.71	$12.85	$9.90
Common shares outstanding at year end(4)	176.4	178.8	181.6	177.4	176.0
OTHER DATA
New awards	$27,362.9	$18,455.4	$25,057.8	$22,590.1	$19,276.2
Backlog at year end	34,908.7	26,778.7	33,245.3	30,170.8	21,877.7
Capital expenditures	265.4	233.1	299.6	284.2	274.1
Cash provided by operating activities(2)	550.9	905.0	991.6	933.8	344.7
Salaried employees	29,159	24,943	27,958	25,842	22,078
Craft/hourly employees	10,070	11,209	14,161	15,418	15,482

Total employees	39,229	36,152	42,119	41,260	37,560

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

Net earnings in 2010 included pre-tax charges of $343 million (or $1.79 per diluted share) on the Greater Gabbard Offshore Wind Farm Project ("Greater Gabbard Project") related to estimated cost overruns for a variety of execution challenges, including material and equipment delivery issues, productivity issues, weather-related delays and the bankruptcy of a major subcontractor. These charges were partially offset by a tax benefit of $152 million (or $0.84 per diluted share) for a worthless stock deduction from the tax restructuring of a foreign subsidiary in the fourth quarter. A significant portion of this tax benefit resulted from the financial impact of the Greater Gabbard Project charges on the foreign subsidiary. Net earnings in

2010 also included a pre-tax charge of $95 million (or $0.33 per diluted share) related to a bankruptcy court ruling that adversely impacts the collectability of amounts due the company on a completed infrastructure joint venture project in California and pre-tax charges of $91 million (or $0.31 per diluted share) on a gas-fired power project in Georgia for estimated additional costs to complete the project.

Net earnings in 2009 included a pre-tax charge of $45 million ($0.15 per diluted share) for the non-collectability of a client receivable for a paper mill in the Global Services segment.

Net earnings in 2008 included a pre-tax gain of $79 million ($0.27 per diluted share(4)) from the sale of a joint venture interest in the Greater Gabbard Project and tax benefits of $28 million ($0.15 per diluted share(4)) from statute expirations and tax settlements that favorably impacted the effective tax rate.

Net earnings in 2007 included a credit of $123 million ($0.68 per diluted share(4)) that resulted from the favorable settlement of tax audits for the years 1996 through 2000. See Management's Discussion and Analysis on pages 28 to 45 and Notes to Consolidated Financial Statements on pages F-7 to F-45 for additional information relating to significant items affecting the results of operations.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying Notes. For purposes of reviewing this document, "segment profit" is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items. For a reconciliation of segment profit to earnings before taxes, see the Notes to Consolidated Financial Statements.

Results of Operations

Summary of Overall Company Results

        Consolidated revenue of $20.8 billion in 2010 decreased compared to 2009 consolidated revenue of $22.0 billion primarily because large revenue increases in the Industrial & Infrastructure and Government segments were more than offset by a significant revenue decline in the Oil & Gas segment.

        Consolidated revenue of $22.0 billion in 2009 was essentially level with 2008 consolidated revenue of $22.3 billion. The revenue for the Industrial & Infrastructure and Government segments increased in 2009 when compared to the prior year, while 2009 revenue decreases occurred in the other three segments.

        The global recession continues to impact the near-term capital investment plans of many of the company's clients across all of the company's segments except Government and the mining and metals and infrastructure business lines of the Industrial & Infrastructure segment. The timing of the expected recovery for the businesses impacted by the recession remains uncertain, though there are some signs of recovery in the Oil & Gas segment as demonstrated by significant new award activity in the latter part of 2010 and a corresponding increase in the segment's backlog by the end of 2010 compared to 2009. The global recession has also resulted in a highly competitive business environment that has put increased pressure on margins. This trend is expected to continue and, in certain cases, may result in more lump-sum project execution for the company. In some instances, margins are being negatively impacted by the change in the mix of work performed (e.g., a higher content of mining and metals project execution activities, which generally earn lower margins than other projects).

        Earnings before taxes were $560 million in 2010, down from $1.1 billion in 2009. The decrease in earnings for 2010 was primarily due to the impact of charges totaling $343 million for the Greater Gabbard Project in the United Kingdom and a charge totaling $95 million for a completed infrastructure joint venture project in California, both discussed in more detail in "— Industrial & Infrastructure" below. Some of the impact of the charges for the Greater Gabbard Project and the infrastructure joint venture project was offset by improved performance in 2010 on other Industrial & Infrastructure projects in the infrastructure and mining and metals business lines. The 2010 results were also impacted by the lower volume and associated earnings in the Oil & Gas segment due to reduced project execution activities as a number of large projects that were awarded in 2006 through 2008 have been completed or are near completion. In addition, the earnings of the segment were impacted by slower new award activity during 2009 and the first half of 2010 related to the global recession, a decline in the demand for new capacity in the refining, petrochemical and polysilicon markets, and a highly competitive business environment that has resulted from changed market conditions. Improved performance was noted in the Government, Global Services and Power segments for 2010. The 2010 improvement in the Government segment was primarily the result of a higher level of project execution activities to support the United States Army in Afghanistan. The Global Services segment's increase in profitability in 2010 compared to the prior year was primarily because the 2009 period included a $45 million charge related to the uncollectability of a client receivable for a paper mill project. The Power segment contributed higher earnings during 2010 compared to the prior year mostly due to higher contributions from the Oak Grove coal-fired power project and a gas-fired power plant, both in Texas. These positive results in the Power segment were offset somewhat by charges of $91 million taken in 2010 on a gas-fired power project in Georgia for estimated additional costs to complete the project. The company reported lower corporate general and administrative expense in 2010 when compared to 2009, primarily as a result of overhead reduction efforts and lower management incentive compensation.

        Earnings before taxes were $1.1 billion in both 2009 and 2008. The 2009 segment profit of the Oil & Gas segment increased slightly from 2008, while the 2009 performance of both the Government and Power segments improved significantly. The 2009 segment profit of the Industrial & Infrastructure segment declined when compared to the prior year, primarily because 2008 included a $79 million pre-tax gain from the sale of the company's joint venture interest in the Greater Gabbard Project, partially offset by charges totaling $33 million for a fixed-price telecommunications project in the United Kingdom, both discussed under "— Industrial & Infrastructure" below. The 2009 performance of the Global Services segment was negatively impacted by the $45 million charge for the uncollectability of paper mill project receivable, noted above, and the effects of the recession when compared to 2008 segment results. The company reported lower corporate general and administrative expense in 2009 when compared to 2008, primarily as a result of overhead reduction efforts and lower compensation-related costs, though much of this improvement was offset by a significant decrease in net interest income in 2009 due to the impact of lower interest rates.

        The effective tax rate was 21.2 percent, 35.5 percent and 34.4 percent for 2010, 2009 and 2008, respectively. The lower 2010 rate was primarily attributable to a $152 million tax benefit that resulted from a worthless stock deduction for the tax restructuring of a foreign subsidiary in the fourth quarter, partially offset by an increase in the valuation allowance associated with net operating losses. The effective tax rate for 2008 included favorable benefits resulting from the reversal of certain valuation allowances, statute expirations and tax settlements. Factors affecting the effective tax rates for 2008 - 2010 are discussed further under "— Corporate, Tax and Other Matters" below.

        Net earnings attributable to Fluor Corporation were $1.98 per diluted share in 2010 compared to $3.75 and $3.89 per diluted share in 2009 and 2008, respectively. Net earnings attributable to Fluor Corporation in 2010 included the negative impact of the following pre-tax charges previously discussed: $343 million ($1.79 per diluted share) for the Greater Gabbard Project; $95 million ($0.33 per diluted share) for the completed infrastructure joint venture project in California; and $91 million, ($0.31 per diluted share) for the gas-fired power project in Georgia. Net earnings attributable to Fluor Corporation in 2010 also included the $152 million ($0.84 per diluted share) tax benefit described above for the tax restructuring of a foreign subsidiary in the fourth quarter. A significant portion of this tax benefit resulted from the financial impact of the Greater Gabbard Project charges on the foreign subsidiary. Net earnings attributable to Fluor Corporation in 2009 included a $45 million ($0.15 per diluted share) pre-tax charge for the uncollectability of the paper mill project receivable in the Global Services segment noted above. Net earnings attributable to Fluor Corporation in 2008 reflected the positive effect of the sale of the joint venture interest in the Greater Gabbard Project ($79 million pre-tax, or $0.27 per diluted share) and the negative impact of charges for the fixed-price telecommunications project in the United Kingdom

($33 million pre-tax, or $0.11 per diluted share), both in the Industrial & Infrastructure segment and discussed above.

        Consolidated new awards for 2010 were $27.4 billion, compared to $18.5 billion in 2009, and $25.1 billion in 2008. The increase in new award activity in 2010 was driven by the strength of the mining and metals business line in the Industrial & Infrastructure segment and strong new award activity during the last half of the year in the Oil & Gas segment. The decrease in new award activity in 2009 was attributable to the Oil & Gas, Global Services and Power segments, offset somewhat by increased new awards in Industrial & Infrastructure and Government. Approximately 80 percent of consolidated new awards for 2010 were for projects located outside of the United States.

        Consolidated backlog was $34.9 billion as of December 31, 2010, $26.8 billion as of December 31, 2009 and $33.2 billion as of December 31, 2008. The increase in backlog during 2010 was due to the strength of the new award activity noted above in the Industrial & Infrastructure and Oil & Gas segments. The decrease in backlog during 2009 was primarily due to certain project cancellations and scope reductions, as well as work performed on existing projects outpacing new award activity. The Oil & Gas segment experienced a sharp decline in backlog in 2009, offset somewhat by an increase in Industrial & Infrastructure backlog. The global credit crisis and falling oil prices resulted in cancellations and scope reductions of certain projects in the Oil & Gas segment during 2009. The segment's backlog at the end of 2009 was also negatively impacted by the end of the capacity expansion in the North American refining market. The 2009 growth in Industrial & Infrastructure backlog was driven by new award activity in the mining and metals business line. As of December 31, 2010, approximately 74 percent of consolidated backlog related to projects located outside of the United States.

        For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see "— Segment Operations" and "— Corporate, Tax and Other Matters" below.

Discussion of Critical Accounting Policies

        The company's discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The company's significant accounting policies are described in the Notes to Consolidated Financial Statements. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the Consolidated Financial Statements apply the following critical accounting policies:

        Engineering and Construction Contracts    Contract revenue is recognized on the percentage-of-completion method based on contract cost incurred to date compared to total estimated contract cost. Contracts are generally segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. The percentage-of-completion method of revenue recognition requires the company to prepare estimates of cost to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. Pre-contract costs are expensed as incurred. The majority of the company's engineering and construction contracts provide for reimbursement of cost plus a fixed or percentage fee. As of December 31, 2010, 71 percent of the company's backlog was cost reimbursable while 29 percent was for fixed-price, lump-sum, guaranteed maximum or unit price contracts. In certain instances, the company provides guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentive fees or liquidated damages. In addition, increases in contract cost can result in non-recoverable cost which could exceed revenue realized from the projects.

        Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made claims against clients for cost incurred in excess of current contract provisions. The company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred cost is probable under ASC 605-35-25, and when the claim will result in additional contract revenue and the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $209 million and $247 million as of December 31, 2010 and 2009, respectively. Cost, but not profit, associated with unapproved change orders are accounted for in revenue when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable, but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price.

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

        Engineering and Construction Partnerships and Joint Ventures    Certain contracts are executed jointly through partnership and joint venture arrangements with unrelated third parties. Generally, these arrangements are characterized by a 50 percent or less ownership interest that requires only a small initial investment. The arrangements are often formed for the single business purpose of executing a specific project and allow the company to share risks and /or secure specialty skills required for project execution.

        The company evaluates at inception each partnership and joint venture to determine if it qualifies as a variable interest entity ("VIE") under Accounting Standards Codification ("ASC") 810. A variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors who are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. The majority of the company's partnerships and joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the partnership or joint venture is a VIE.

        The company also evaluates whether it is the primary beneficiary of each VIE and consolidates the VIE if the company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the variable interest entity. The company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining whether it qualifies as the primary beneficiary. The company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. In most cases, the company does not qualify as the primary beneficiary. When the company is determined to be the primary beneficiary, the VIE is consolidated. As required by ASC 810, management's assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

        Most of the company's partnerships and joint ventures do not meet the requirements for full consolidation and are accounted for under the proportionate consolidation method of accounting, though the equity and cost methods of accounting for the investments are also used, depending on the company's respective ownership interest, amount of influence in the VIE and other factors. Under the proportionate consolidation method of accounting, the company recognizes its proportionate share of revenue, cost and segment profit in the Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet. The most significant application of the proportionate consolidation method is in the Oil & Gas, Industrial & Infrastructure and Government segments.

        Goodwill    Goodwill is not amortized but is subject to annual impairment tests. Interim testing of goodwill is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. During 2010, the company completed its annual goodwill impairment tests in the first quarter and determined that none of the goodwill was impaired.

        Deferred Taxes and Tax Contingencies    Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. As of December 31, 2010, the company had deferred tax assets of $563 million which were partially offset by a valuation allowance of $134 million and further reduced by deferred tax liabilities of $80 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. The allowance for 2010 primarily relates to the deferred tax assets on certain net operating and capital loss carryforwards for U.S. and non-U.S. subsidiaries and certain reserves on investments. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company's effective tax rate on future earnings.

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

        Retirement Benefits    The company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standard ("SFAS") No. 87, "Employers' Accounting for Pensions," as amended by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (ASC 715-30). As required by ASC 715-30, the unfunded or overfunded projected benefit obligation is recognized in the company's financial statements. Assumptions concerning discount rates, long-term rates of return on plan assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Assuming no changes in current assumptions, the company expects to fund between $50 million and $90 million for the calendar year 2011, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities for the U.S. and non-U.S. plans would increase by approximately $18 million and $27 million, respectively.

Segment Operations

        The company provides professional services on a global basis in the fields of engineering, procurement, construction, maintenance and project management. The company is organized into five business segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. For more information on the business segments see Item 1 — "Business" above.

Oil & Gas

        Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Year Ended December 31,
(in millions)	2010	2009	2008

Revenue	$7,740.0	$11,826.9	$12,946.3
Segment profit	344.0	729.7	723.8

        Revenue and segment profit in 2010 decreased 35 percent and 53 percent, respectively, compared to 2009 due to reduced project execution activities as a number of large projects that were awarded in 2006 through 2008 have been completed or are near completion. In addition, revenue and segment profit in 2010 were impacted by slower new award activity during 2009 and the first half of 2010. Revenue in 2009 decreased nearly 9 percent when compared to 2008 due to reduced project execution activities as many large projects within the segment neared completion.

        Segment profit margin was 4.4 percent in 2010 compared to 6.2 percent in 2009 and 5.6 percent in 2008. Segment profit margin in 2009 was comparatively higher than in 2010 and 2008 primarily due to the net positive impact of adjustments in 2009 for certain projects nearing completion, which were primarily due to the approval of change orders and the successful resolution of disputed items. Segment profit margin in 2010 was also impacted by lower operating leverage as business volume had contracted, along with a more competitive business environment.

        New awards in the Oil & Gas segment were $9.7 billion in 2010, $7.0 billion in 2009 and $15.1 billion in 2008. New awards in 2010 included upstream services associated with a liquefied natural gas project in Australia valued at $3.5 billion and an oil sands program in Canada valued at $2.4 billion. New awards in 2009 included a Canadian oil sands program valued at $1.8 billion and an expansion to an onshore production facility in Russia. New awards in 2008 included two refinery expansion projects in the United States valued at $3.4 billion and $1.9 billion, and a $1.0 billion polysilicon project in China.

        Backlog for the Oil & Gas segment was $14.3 billion as of December 31, 2010 compared to $11.8 billion as of December 31, 2009 and $21.4 billion as of December 31, 2008.

        In 2006 through 2008, the segment participated in an expanding market that included very large project awards in diverse geographical locations, which were well suited to the company's global execution and project management capabilities and strong financial position. The global recession, changing market conditions and a decline in demand for new capacity in the refining, petrochemical and polysilicon markets resulted in lower new award activity in 2009 and the first half of 2010, as well as $5.2 billion of project cancellations and scope reductions during 2009. As a consequence of this lower level of new award activity and the 2009 project cancellations and scope reductions, the segment's 2010 revenue and segment profit declined when compared to the two previous years, and backlog for 2010 and 2009 was significantly less than for 2008. Although the segment continues to be impacted by some of the effects of the recession, there are indications that the segment is seeing the initial signs of a recovery as demonstrated by significant new awards in the last two quarters of 2010 and a corresponding increase in backlog by the end of 2010 compared to 2009. This recovery is expected to be stronger in certain markets outside of the United States, including the Middle East and Asia. It is anticipated that a highly competitive business environment will continue to put pressure on margins and, in certain cases, may result in more lump-sum project execution for the segment.

        Total assets in the segment were $986 million as of December 31, 2010, $972 million as of December 31, 2009 and $1.2 billion as of December 31, 2008. The higher level of total assets in 2008 compared to 2010 and 2009 was primarily to support a higher level of project execution activities.

Industrial & Infrastructure

        Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Year Ended December 31,
(in millions)	2010	2009	2008

Revenue	$6,867.2	$4,820.6	$3,470.3
Segment profit (loss)	(169.7)	140.4	208.2

        Revenue in 2010 increased 42 percent compared to 2009 primarily due to substantial growth in the mining and metals business line. Revenue in 2009 increased 39 percent from 2008 due to significant growth in the mining and metals and infrastructure business lines.

        Segment profit and segment profit margin declined significantly in 2010 compared to 2009 due to the impact of significant charges for two infrastructure projects. For the Greater Gabbard Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client's offshore wind farm project in the United Kingdom, charges totaling $343 million were taken in the last two quarters of 2010 for estimated cost overruns for a variety of execution challenges, including material and equipment delivery issues, productivity issues and the bankruptcy of a major subcontractor. The project forecast has been revised for the cost overruns and includes substantial costs for additional maritime assets and other subcontractor costs associated with equipment installation, equipment repairs and the estimated schedule impact. Weather-related delays have further impacted the schedule and project cost forecast. The company has taken a number of actions to mitigate further cost escalation and delays to the schedule, though there is uncertainty as to the potential impact on cost and schedule of any further weather-related delays, the potential unavailability of maritime assets and any further productivity issues. The segment also recorded a charge of $95 million during the current year for a completed $700 million fixed-price infrastructure joint venture project to provide engineering, procurement and construction services for a roadway near San Diego, California. On October 28, 2010, the company received notice of a ruling on the priority of claims made by its joint venture against the bankrupt client entity that impairs the joint venture's ability to recover cost overruns resulting from owner-directed scope changes that led to quantity growth, cost escalation, additional labor and schedule delays. As a result of the ruling, the company determined that the likelihood of collecting its claims-related costs and certain other amounts it is due is no longer considered probable.

        The charges for the Greater Gabbard Project and the infrastructure joint venture project were offset somewhat by positive contributions from other projects in the segment during the year, including $16 million of fees earned at financial closing for an infrastructure rail project, $13 million for the final negotiated settlement and closeout of both an infrastructure road project and an infrastructure telecommunications project, and $11 million for the approval of a significant change order for another infrastructure road project. In addition, there were increased contributions in segment profit for the current year compared to last year due to a significantly higher level of project execution activities related to the growth in the mining and metals business line noted above.

        Segment profit and segment profit margin for 2009 declined compared to 2008 primarily because the 2008 period included a pre-tax gain of $79 million from the sale of the company's joint venture interest in the Greater Gabbard Project, offset somewhat by the impact of 2008 charges totaling $33 million related to the London Connect Project. Segment profit margin in 2009 was also negatively impacted as the result of a significant shift in the mix of work from higher margin engineering and feasibility studies to lower margin construction activities in the manufacturing and life sciences and mining and metals business lines, the continuation of the downturn in the life sciences market and reduced margins on Greater Gabbard Project execution activities in the infrastructure business line. In addition, the segment experienced lower margins in 2009 as the result of the consolidation of a large mining project joint venture in which the segment reports all of the joint venture's revenue, but only the segment's share of the joint venture's profit. Revenue of $1.5 billion and $34 million was recognized for this project in 2009 and 2008, respectively.

        The company is involved in a dispute in connection with the Greater Gabbard Project. The dispute relates to the company's claim for additional compensation for schedule and cost impacts arising from delays in the fabrication of monopiles and transition pieces, and disruption and productivity issues associated with construction activities and weather-related delays. The company believes the schedule and cost impacts are attributable to the client and other third parties. As of December 31, 2010, the company had recorded $176 million of claim revenue related to this issue for costs incurred to date. Significant additional project costs related to the claim are expected to be incurred in future quarters and, as a result, claim revenue will increase during the life of the project. The company believes the ultimate recovery of incurred and future costs related to the claim is probable under ASC 605-35-25. The company will continue to periodically evaluate its position and the amount recognized in revenue with respect to this claim.

        The company participated in a 50/50 joint venture for a fixed-price transportation infrastructure project in California. This joint venture project was adversely impacted by higher costs due to owner-

directed scope changes leading to quantity growth, cost escalation, additional labor and schedule delays. As noted above, during 2010, the segment recorded a charge of $95 million after an adverse ruling on the priority of the joint venture's claims against the bankrupt client entity. As of December 31, 2009, the company had recognized in cost and revenue its $52 million proportionate share of $104 million of cost relating to claims recognized by the joint venture. Total claims-related costs incurred, as well as claims submitted to the client by the joint venture, were in excess of the $104 million of recognized cost. The $95 million charge included amounts for the $52 million of claim revenue and the company's proportionate share of liquidated damages ($26 million), draw downs against letters of credit ($7 million) and certain other assets ($10 million). The project opened to traffic in November 2007 and reached construction completion in the second quarter of 2009. The company continues to evaluate claims for recoveries and other contingencies on the project and continues to incur legal expenses associated with the claims and dispute resolution process.

        The company was involved in dispute resolution proceedings in connection with the London Connect Project, a $500 million lump-sum project to design and install a telecommunications network that allows transmission and reception throughout the London Underground system. The project, which is now complete, was subject to significant delays, resulting in additional costs to the company and claims against the client. As mentioned previously, during 2008, charges of $33 million were recognized as the result of reassessments of the remaining time and cost to complete the project and the probability of recovery of liquidated damages and certain claims. In 2009, the company settled the dispute with no material change to segment profit. As a result of the settlement, the company did not report claim revenue for the project at the end of 2010 and 2009, which totaled $105 million as of December 31, 2008.

        New awards in the Industrial & Infrastructure segment were $12.5 billion during 2010, $6.8 billion during 2009 and $5.0 billion during 2008. The increased new award activity in 2010 was primarily attributable to the mining and metals business line, with significant contributions from the infrastructure business line. The new awards in 2010 included an aluminum program in Saudi Arabia valued at $3.4 billion, a $1.4 billion copper mine in Chile and $1.7 billion for an infrastructure rail project in the United States. New awards during 2009 were driven by the mining and metals business line, including a $2.9 billion iron ore project in Australia and a $2.2 billion nickel project in Canada. New awards during 2008 reflected substantial activity in mining and metals and also included the infrastructure business line's Greater Gabbard Project.

        Ending backlog for the segment increased to $16.9 billion for 2010 from $10.2 billion for 2009 and $6.7 billion for 2008. The growth in backlog during 2010 was driven by the substantial new award activity in the mining and metals business line. The growth in backlog during 2009 was the result of the significant new award activity for the year and project adjustments of $1.5 billion. The project adjustments were primarily due to the positive impact on backlog of a weakening U.S. dollar for projects awarded in other currencies and revisions to project cost, mainly for customer furnished materials and the Greater Gabbard Project.

        Total assets in the Industrial & Infrastructure segment were $535 million as of December 31, 2010 compared to $676 million as of December 31, 2009 and $536 million as of December 31, 2008. The decrease in total assets in 2010 compared to 2009 was primarily attributable to a reduction in work in process on the Greater Gabbard Project with the installation of certain offshore materials and the write-off of the investment for the infrastructure joint venture project in California. The increase in total assets in 2009 compared to 2008 was primarily due to an increase in working capital and other assets to support the Greater Gabbard Project and the increased volume of the segment.

Government

        Revenue and segment profit for the Government segment are summarized as follows:

	Year Ended December 31,
(in millions)	2010	2009	2008

Revenue	$3,038.0	$1,983.2	$1,319.9
Segment profit	142.2	116.8	52.2

        Revenue for the Government segment in 2010 and 2009 increased 53 percent and 50 percent compared to 2009 and 2008, respectively, primarily due to the execution of Logistics Civil Augmentation Program ("LOGCAP IV") task orders for the United States Army in Afghanistan. Revenue growth in both 2010 and 2009 for the Savannah River Site Management and Operating Project ("the Savannah River Project") in South Carolina and American Recovery and Reinvestment Act ("ARRA") funded work at Savannah River was offset by a decrease in revenue at the Hanford Environmental Management Project ("the Hanford Project") in the state of Washington, which was completed in 2009.

        Segment profit for the Government segment during 2010 and 2009 increased 22 percent and 124 percent compared to 2009 and 2008, respectively, primarily as the result of additional work associated with LOGCAP IV task orders. The increase in segment profit in 2009 compared to 2008 was also due to improved contributions from the Savannah River Project, project execution activities associated with ARRA funding at Savannah River and $15.3 million of income related to awards for equitable adjustment on a fixed-price contract at the Bagram Air Base in Afghanistan. The higher segment profit in 2009 was offset somewhat by reduced contributions for the Hanford Project and Iraq-related work.

        The company performed work on 11 embassy projects over the last seven years for the U.S. Department of State under fixed-priced contracts. These projects were adversely impacted by higher costs due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased costs to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. The last of the embassy projects was completed in 2008, with some warranty items for one project still ongoing. As of December 31, 2010, aggregate costs totaling $33 million relating to claims on two of the embassy projects had been recognized in revenue. Total claims-related costs incurred to date, along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue. As the first formal step in dispute resolution, all claims have been certified in accordance with federal contracting requirements. The company continues to periodically evaluate its position with respect to these claims.

        New awards in the Government segment were $2.8 billion during 2010, compared to $2.3 billion during 2009 and $1.4 billion during 2008. Significant new awards for 2010 included LOGCAP IV task orders, which drove the increase in new award activity compared to 2009, and the annual funding for the Savannah River Project. Significant new awards for 2009 included the annual funding for the Savannah River Project, the multi-year ARRA funding at Savannah River and LOGCAP IV task orders. The increase in new awards in 2009 was primarily due to the multi-year funding of ARRA work at Savannah River and LOGCAP IV task orders. The Savannah River Project's transitional work and first full year of operations were included as a new award in 2008. The company reports new awards for LOGCAP IV as individual task orders are awarded and funded.

        Backlog for the segment was $751 million as of December 31, 2010, $1.0 billion as of December 31, 2009 and $804 million as of December 31, 2008. The higher backlog in 2009 compared to both 2010 and 2008 was primarily due to the multi-year funding at Savannah River that was a new award in 2009 and that was partially worked off by the end of 2010. Table of Contents

        Total assets in the Government segment were $1.1 billion as of December 31, 2010, $660 million as of December 31, 2009 and $326 million as of December 31, 2008. The increase in total assets in both 2010 and

2009 corresponded to an increase in working capital to support project execution activities, particularly for LOGCAP IV task orders.

Global Services

        Revenue and segment profit for the Global Services segment are summarized as follows:

	Year Ended December 31,
(in millions)	2010	2009	2008

Revenue	$1,508.6	$1,578.1	$2,244.6
Segment profit	133.3	106.6	190.3

        Revenue for the Global Services segment decreased 4 percent during 2010 compared to the prior year primarily due to the reduction in the equipment business line's Iraq business activities. This revenue decline was partially offset by an increase in revenue related to the Gulf Coast oil spill cleanup in the operations and maintenance business line. The 30 percent decrease in revenue in 2009 when compared to 2008 is primarily due to declining volumes of capital work and fewer refinery turnarounds and shutdowns. The segment began to be impacted by the global recession during the fourth quarter of 2008, particularly for natural resource prospects. In certain cases, refinery turnaround and shutdown work previously awarded to the operations and maintenance business line continues to be performed internally by the clients themselves. All of the business lines of the segment continue to be affected by the weak economy and it remains unclear as to when a broad-based recovery will occur.

        Segment profit for the segment increased 25 percent in 2010 compared to 2009 primarily because the prior year period included a $45 million charge related to the uncollectability of a client receivable for a paper mill where the company's scope of work was to recommission, start up and operate the facility. Segment profit in 2010 benefitted from the Gulf Coast oil spill cleanup activities, though the resulting positive contribution was more than offset by the overall weak economic conditions impacting all business lines, including the continued delay and reduction in capital work and maintenance activities in the operations and maintenance business line and reduced activity in the domestic and European operations of the temporary staffing business line. Segment profit declined 44 percent in 2009 compared to 2008 because of the $45 million charge for the paper mill receivable noted above and the impact of the economic and market conditions mentioned previously on the operations and maintenance, temporary staffing and supply chain solutions business lines. Segment profit margin in the Global Services segment was 8.8 percent, 6.8 percent and 8.5 percent for the years ended December 31, 2010, 2009 and 2008, respectively. The lower 2009 segment profit margin was due to the factors that impacted segment profit noted above.

        New awards in the Global Services segment were $1.6 billion during 2010, $903 million during 2009 and $1.8 billion during 2008. New awards in 2010 included additional work from existing clients, including IBM and SAPREF of South Africa. The decline in new awards in 2009 compared to 2008 was indicative of the economic and market conditions discussed above. New awards for all three years included new work and renewals for key clients

        Backlog for the Global Services segment was $2.1 billion as of December 31, 2010 and $1.8 billion as of both December 31, 2009 and 2008. The increase in backlog at the end of 2010 related to the higher level of new awards in 2010. Operations and maintenance activities that have yet to be performed comprise Global Services backlog. Short-duration operations and maintenance activities may not contribute to ending backlog. In addition, the equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

        Total assets in the Global Services segment were $824 million as of December 31, 2010 compared to $745 million as of December 31, 2009 and $715 million as of December 31, 2008. The increase in the segment's total assets in 2010 and 2009 was due to an increase in working capital to support projects in the operations and maintenance business line, additional working capital to support ongoing equipment transactions and an expansion of the equipment fleet to support long-term agreements.

Power

        Revenue and segment profit for the Power segment are summarized as follows:

	Year Ended December 31,
(in millions)	2010	2009	2008

Revenue	$1,695.5	$1,781.5	$2,344.8
Segment profit	170.9	157.7	114.4

        Power segment revenue in 2010 and 2009 decreased 5 percent and 24 percent compared to 2009 and 2008, respectively, primarily due to the expected reduction in project execution activities on the Oak Grove coal-fired power project in Texas for Luminant, a unit of Energy Futures Holdings Corporation, which reached final completion in 2010. Also in 2010, revenue increases associated with project execution activities on gas-fired power plant projects located in Texas, Virginia and Georgia were largely offset by a decline in revenue due to reduced volume on various other projects progressing toward completion.

        Segment profit in 2010 increased 8 percent compared to 2009 primarily due to increased contributions from the Oak Grove project as a result of reaching final completion and acceptance and achieving contractual performance guarantees, along with improved performance from a gas-fired power plant project in Texas. These positive results were partially offset by charges of $91 million taken in 2010 on a gas-fired power project in Georgia for estimated additional costs to complete the project. Segment profit in 2009 increased compared to 2008 primarily due to increased activity on several gas turbine projects, increased pre-construction services on a nuclear new build project in Texas and project completion adjustments for two emissions control programs. In addition, segment profit in 2008 was negatively impacted by a provision for an uncollectible retention receivable of $9 million for the long-completed Rabigh Combined Cycle Power Plant in Saudi Arabia.

        Segment profit margin in the Power segment was 10.1 percent, 8.9 percent and 4.9 percent for 2010, 2009 and 2008, respectively. The fluctuations in segment profit margin are explained by the same factors that impacted segment profit, discussed above.

        The Power segment continues to be impacted by delays in obtaining air permits for coal-fired power plants due to concerns over carbon emissions. In addition, power producers have been impacted by the global recession and continuing reduced demand. New awards in the Power segment are typically large in amount, but occur on an irregular basis. New awards of $757 million in 2010 included work for nuclear preconstruction services and the renewal of the Luminant system-wide fossil maintenance program in Texas. New awards of $1.3 billion in 2009 included the Dominion Bear Garden gas-fired plant in Virginia and nuclear preconstruction services. New awards of $1.7 billion in 2008 include a gas-fired power plant in Texas, expansions to an existing emissions control retrofit program in Kentucky and an emissions control retrofit program in Texas for Luminant.

        Backlog for the Power segment was $972 million as of December 31, 2010, $1.9 billion as of December 31, 2009 and $2.6 billion as of December 31, 2008. The decline in backlog since 2009 is primarily because the work performed on the Oak Grove project, major gas-fired power plant projects in Texas, Virginia and Georgia, and certain other projects was not replaced by new award activity.

        Total assets in the Power segment decreased to $97 million as of December 31, 2010 from $171 million as of December 31, 2009 and $178 million as of December 31, 2008 due to a reduction in working capital for project execution activities, including the Oak Grove project.

Corporate, Tax and Other Matters

        Corporate    For the three years ended December 31, 2010, 2009 and 2008, corporate general and administrative expenses were $156 million, $179 million and $230 million, respectively. The decrease in 2010 was primarily due to overhead reduction efforts and lower management incentive compensation. The decrease in 2009 corporate general and administrative expenses compared to 2008 was primarily due to overhead reduction efforts and lower compensation costs, offset somewhat by foreign currency losses and other factors. Corporate general and administrative expense included $2 million of non-operating expense in both 2010 and 2009, and $18 million of non-operating expense in 2008, of which $16 million is for a loss on the sale of a building and the associated legal entity in the United Kingdom.

        Net interest income was $11 million, $14 million and $48 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decline in 2010 and 2009 net interest income compared to 2008 was primarily due to the impact of lower interest rates, offset partially by the cumulative increase in the balance of cash and marketable securities, with some of the latter being noncurrent.

        Tax    The effective tax rates on the company's pretax earnings were 21.2 percent, 35.5 percent and 34.4 percent for the years 2010, 2009 and 2008, respectively. The lower 2010 rate was primarily attributable to a $152 million tax benefit that resulted from a worthless stock deduction for the tax restructuring of a foreign subsidiary in the fourth quarter, partially offset by an increase in the valuation allowance associated with net operating losses. A significant portion of the $152 million tax benefit resulted from the financial impact of the 2010 Greater Gabbard Project charges on the foreign subsidiary. The effective tax rate for 2008 was favorably impacted by the reversal of certain valuation allowances of $19 million and statute expirations and tax settlements of $28 million.

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

        The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008. Both parties appealed the decision to the Texas Supreme Court, and the Court denied both petitions. The company requested rehearing on two issues to the Texas Supreme Court, and that request was denied. The Court remanded the matter back to the trial court for a new trial. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

  Fluor Corporation v. Citadel Equity Fund Ltd.

        Citadel Equity Fund Ltd., a hedge fund and former investor in the company's 1.5 percent Convertible Senior Notes (the "Notes"), has disputed the calculation of the number of shares of the company's common stock that were due to Citadel upon conversion of approximately $58 million of Notes. Citadel has argued that it is entitled to an additional $28 million in value under its proposed calculation method. The company believes that the payout given to Citadel was proper and correct and that Citadel's claims are without merit. In January 2010, the court agreed with the company by granting the company's motion for summary judgment in its entirety. In February 2010, the court entered judgment in favor of the company, and Citadel filed a notice of appeal. A hearing on the appeal occurred on February 2, 2011, and on February 22, 2011, the court of appeals affirmed the district court's decision in favor of the company. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

  Other

        As of December 31, 2010, a number of matters relating to completed and in progress projects are in the dispute resolution process. These include the Greater Gabbard Project and a completed infrastructure joint venture project in California, which are discussed above under "— Industrial & Infrastructure", and certain embassy projects, which are discussed above under "— Government."

Liquidity and Financial Condition

        Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations and access to financial markets. In addition, the company has committed and uncommitted lines of credit totaling $3.8 billion, which may be used for revolving loans, letters of credit and general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $2.7 billion and substantial cash position, is sufficient to fund operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity positions in favorable market conditions. The company's conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the financial markets. As of December 31, 2010, the company was in compliance with all its covenants related to its debt agreements. The company's total debt to total capitalization ("debt-to-capital") ratio as of December 31, 2010 was 3.2 percent compared to 3.7 percent as of December 31, 2009.

Cash Flows

        Cash and cash equivalents were $2.1 billion as of December 31, 2010 compared to $1.7 billion as of December 31, 2009. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.6 billion as of December 31, 2010 and 2009.

Operating Activities

        Cash provided by operating activities was $551 million, $905 million and $992 million in 2010, 2009 and 2008, respectively. Cash provided by operating activities for both 2010 and 2009 resulted primarily from earnings sources and was reduced in 2010 for amounts funded for the losses on the Greater Gabbard Project and the gas-fired power project in Georgia, and in 2009 for the claim on the Greater Gabbard Project. Cash provided by operating activities during 2008 resulted primarily from earning sources and customer advance billings. The reduced cash flow from operating activities in 2010 is primarily attributable to the funding of the two project losses noted above. Cash provided by operating activities during 2009 decreased compared to 2008 due to higher cash payments related to income taxes, somewhat offset by lower contributions into the company's defined benefit pension plans.

        The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects as well as the company's volume of work and the execution of its projects within budget. Certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. Project working capital requirements will vary by project. The company's cash position is reduced as customer advances are used in project execution, unless they are replaced by advances on new projects. The company maintains short-

term borrowing facilities to satisfy any net operating cash outflows, in the event there is an investment in operating assets that exceeds the projects' available cash balances.

        During 2010 and 2009, the company had net cash outlays of $277 million and $243 million, respectively, for the loss and claim related to the Greater Gabbard Project as discussed above under "— Industrial & Infrastructure."

        Income tax payments of $202 million in 2010 were lower than income taxes paid in 2009 of $418 million primarily due to the prepayment of 2010 taxes in 2009, as well as lower tax payments resulting from a worthless stock deduction that was due to the tax restructuring of a foreign subsidiary in the fourth quarter. Income tax payments increased from $320 million in 2008 to $418 million in 2009 as a result of increased tax liabilities and the prepayment of some 2010 income taxes.

        Cash from operating activities is used to provide contributions to the company's defined contribution and defined benefit plans. Contributions into the defined contribution plans of $96 million during 2010 were comparable to 2009 and 2008 contributions of $99 million and $98 million, respectively. The company contributed $43 million, $34 million and $190 million into its defined benefit pension plans during 2010, 2009 and 2008, respectively. The lower contributions in 2010 and 2009 were due to improved financial markets. The $190 million of contributions in 2008 were a result of adverse financial market conditions coupled with the business objective to utilize available resources to generally maintain full funding of accumulated benefits. As of December 31, 2010, 2009 and 2008, all plans were funded at least to the level of accumulated benefits.

Investing Activities

        Cash provided by investing activities amounted to $218 million and $23 million in 2010 and 2008, respectively, while cash utilized by investing activities amounted to $818 million in 2009. The primary investing activities during 2010, 2009 and 2008 included purchases, sales and maturities of marketable securities; capital expenditures; and disposals of property, plant and equipment. Investing activities in 2008 also included the sale of the joint venture interest in the Greater Gabbard Project.

        The company holds cash in bank deposits and marketable securities which are governed by the company's investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During 2010 and 2008, proceeds from the sales and maturities of marketable securities exceeded purchases by $438 million and $211 million, respectively. During 2009, purchases of marketable securities exceeded proceeds by $623 million. The company held current and noncurrent marketable securities of $472 million and $939 million as of December 31, 2010 and 2009, respectively.

        Cash utilized by investing activities in 2010, 2009 and 2008 included capital expenditures of $265 million, $233 million and $300 million, respectively. Capital expenditures during 2010, 2009 and 2008 included significant outflows related to the equipment business line of the Global Services segment, as well as investments in computer infrastructure upgrades and the refurbishment of facilities. Capital expenditures in future years are currently expected to be similar in nature and amount as in prior years.

        Cash flows provided by investing activities during 2010 included $54 million primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment compared to $38 million and $48 million during 2009 and 2008, respectively. Cash flows provided by investing activities during 2008 include proceeds of $79 million from the sale of the joint venture interest in the Greater Gabbard Project.

Financing Activities

        Cash utilized from financing activities during 2010, 2009 and 2008 of $390 million, $323 million and $270 million, respectively, included company stock repurchases, company dividend payments to shareholders, convertible note repayments, distributions paid to holders of noncontrolling interests and corporate-owned life insurance loan repayments.

        The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares in open market or negotiated transactions. On November 4, 2010, the Board of Directors approved an increase in the company's share repurchase program of 7.2 million shares, bringing the total number of shares available for repurchase to 12 million shares. The company repurchased 3,079,600 shares, 3,060,000 shares and 6,000 shares of common stock under its stock repurchase program resulting in cash outflows of $175.1 million, $125.4 million and $0.4 million in 2010, 2009 and 2008, respectively. The maximum number of shares that could still be purchased under the existing repurchase program is 9.3 million shares.

        In the first quarter of 2008, the company's Board of Directors authorized an increase in the quarterly dividends payable to $0.125 per share. Dividends in the amount of $90 million were paid in 2010 and 2008, respectively. Dividends in the amount of $91 million were paid in 2009. Declared dividends are typically paid during the month following the quarter in which they are declared. The payment and level of future cash dividends is subject to the discretion of the company's Board of Directors.

        In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the "Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible during any fiscal quarter if the closing price of the company's common stock for at least 20 trading days in the 30 consecutive trading day-period ending on the last trading day of the previous fiscal quarter is greater than or equal to 130 percent of the conversion price in effect on that 30th trading day (the "trigger price"). The trigger price is currently $36.20, but is subject to adjustment as outlined in the indenture. The trigger price condition was satisfied during the fourth quarter of 2010 and 2009 and the Notes have therefore been classified as short-term debt as of December 31, 2010 and 2009. During 2010, holders converted $13 million of the Notes in exchange for the principal balance owed in cash plus 184,563 shares of the company's common stock. During 2009, holders converted $24 million of the Notes in exchange for the principal balance owed in cash plus 253,309 shares of the company's common stock. During 2008, holders converted $174 million of the Notes in exchange for the principal balance owed in cash plus 4,058,792 shares of the company's common stock. The company does not know the timing or principal amount of the remaining Notes that may be presented for conversion in future periods. Holders of Notes will be entitled to require the company to purchase all or a portion of their Notes at 100 percent of the principal amount plus unpaid interest on February 15, 2014 and February 15, 2019. The Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. In the event of a change of control of the company, each holder may require the company to repurchase the Notes for cash, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. The carrying value amount of the Notes was $97 million and $110 million as of December 31, 2010 and 2009, respectively. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company's common stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

        Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $84 million, $76 million and $24 million in 2010, 2009 and 2008, respectively. The significant increase in 2010 and 2009 compared to 2008 was due to the Rapid Growth

Project and the Interstate 495 Capital Beltway Project which are discussed at "Note 13. Variable Interest Entities."

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

Effect of Exchange Rate Changes on Cash

        Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of other comprehensive loss. During 2010 and 2009, functional currency exchange rates for most of the company's international operations strengthened against the U.S. dollar, resulting in unrealized translation gains. During 2008, functional currency exchange rates for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses. Unrealized gains of $68 million and $89 million in 2010 and 2009, respectively, and unrealized losses of $85 million in 2008 relate to the effect of exchange rate changes on cash. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company's exposure to realized exchange gains and losses is considered nominal.

Off-Balance Sheet Arrangements

        On December 14, 2010, the company entered into a $1.2 billion Revolving Performance Letter of Credit Facility Agreement ("Letter of Credit Facility") that matures in 2015 and an $800 million Revolving Loan and Financial Letter of Credit Facility Agreement ("Revolving Credit Facility") that matures in 2013. Borrowings on the $800 million Revolving Credit Facility are to bear interest at rates based on the London Interbank Offered Rate ("LIBOR") or an alternative base rate, plus an applicable borrowing margin. The Letter of Credit Facility may be increased up to an additional $500 million subject to certain conditions. Previously, the company had a $1.5 billion Senior Credit Facility that was terminated and all outstanding letters of credit were assigned or transferred to the Letter of Credit Facility or to the Revolving Credit Facility.

        As of December 31, 2010, the company had a combination of committed and uncommitted lines of credit that totaled $3.8 billion. These lines may be used for revolving loans, letters of credit or general purposes. The committed lines consist of the two new facilities discussed above, as well as a $500 million letter of credit facility that matures in 2014. Letters of credit are provided to clients and other third parties in the ordinary course of business to meet bonding requirements. As of December 31, 2010, $1.1 billion in letters of credit were outstanding under these lines of credit.

        The company posts surety bonds as generally required by commercial terms of the contracts, primarily to guarantee its performance on state and local government projects.

Guarantees, Inflation and Variable Interest Entities

  Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of December 31, 2010 are estimated to be $4.9 billion. The company assessed its performance guarantee obligation as of December 31, 2010 and 2009 in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (ASC 460) and the carrying value of the liability was not material.

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

  Variable Interest Entities

        In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The company evaluates each partnership and joint venture to determine whether the entity is a VIE. If the entity is determined to be a VIE, the company assesses whether it is the primary beneficiary and needs to consolidate the entity.

        For further discussion of the company's VIEs, see Discussion of Critical Accounting Policies above and "13. Variable Interest Entities" below in the Notes to Consolidated Financial Statements.

Contractual Obligations

        Contractual Obligations as of December 31, 2010 are summarized as follows:

		Payments Due by Period

Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	Over 5 years

(in millions)
Debt:
1.5% Convertible Senior Notes	$97	$97	$—	$—	$—
5.625% Municipal bonds	18	—	—	—	18
Interest on debt obligations(1)	9	2	2	2	3
Operating leases(2)	305	44	88	54	119
Uncertain tax contingencies(3)	68	—	—	—	68
Joint venture contributions	24	6	13	5	—
Pension minimum funding(4)	253	15	89	149	—
Other post-employment benefits	38	6	10	8	14
Other compensation-related obligations(5)	353	41	56	51	205

Total	$1,165	$211	$258	$269	$427

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

        The company utilizes derivative instruments to mitigate certain financial exposure, including currency and commodity price risk associated with engineering and construction contracts. The company does not enter into derivative transactions for speculative or trading purposes. As of December 31, 2010, the company had foreign exchange forward contracts of less than one year duration and a total gross notional amount of $155 million. As of December 31, 2010, the company had commodity swap forward contracts of less than three years duration and a total gross notional amount of $38 million. The company's historical gains and losses associated with derivative instruments have been immaterial.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of December 31, 2010, which is the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

        In connection with the preparation of the company's annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). Management's assessment included an evaluation of the design of the company's internal control over financial reporting and testing of the operational effectiveness of the company's internal control over financial reporting. Based on this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2010.

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

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors and Shareholders of Fluor Corporation

        We have audited Fluor Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fluor Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fluor Corporation as of December 31, 2010 and 2009 and the related consolidated statements of earnings, cash flows and equity for each of the three years in the period ended December 31, 2010 of Fluor Corporation and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 23, 2011

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

        The following information is being furnished with respect to the company's executive officers:

Name	Age	Position with the Company (1)
Stephen B. Dobbs	54	Senior Group President, Industrial & Infrastructure and Global Services
David R. Dunning	59	Group President, Power
Glenn C. Gilkey	52	Senior Vice President, Human Resources and Administration
Kirk D. Grimes	53	Group President, Global Services
Carlos M. Hernandez	56	Senior Vice President, Chief Legal Officer and Secretary
John L. Hopkins	57	Group Executive, Corporate Development
Peter Oosterveer	53	Group President, Energy & Chemicals
David T. Seaton	49	Chief Executive Officer (2)
Gary G. Smalley	52	Vice President and Controller
Bruce A. Stanski	50	Group President, Government
D. Michael Steuert	62	Senior Vice President and Chief Financial Officer

(1)
Except where otherwise indicated, all references are to positions held with Fluor Corporation or one of its subsidiaries. All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors.

(2)
On February 2, 2011, Alan Boeckmann retired from his position as Chief Executive Officer. Mr. Boeckmann will continue to serve as the Company's non-executive Chairman. On that same date, the Board appointed Mr. Seaton as the new Chief Executive Officer and a member of the Company's Board of Directors.

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

  Kirk D. Grimes

        Mr. Grimes has been Group President, Global Services since October 2003. Prior to that, he was Group Executive, Oil & Gas from February 2001 to October 2003. Mr. Grimes joined the company in 1980.

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

  David T. Seaton

        Mr. Seaton was named Chief Executive Officer of the Company and became a member of the Board of Directors, effective February 2, 2011. Prior to that, he was Chief Operating Officer from November 2009 to February 2011; Senior Group President, Energy & Chemicals, Power and Government from March 2009 to November 2009; Group President, Energy & Chemicals from March 2007 to March 2009; Senior Vice President, Corporate Sales Board from September 2005 to March 2007; Senior Vice President, Chemicals Business Line from October 2004 to September 2005; and Senior Vice President, Sales for Energy & Chemicals from March 2002 to October 2004. Mr. Seaton joined the company in 1985.

  Gary G. Smalley

        Mr. Smalley has been Vice President and Controller since March 2008. He was Vice President of Internal Audit from September 2002 to March 2008 and prior to that served in a number of financial management roles, including Controller of South Latin America and Controller of Australia. Mr. Smalley joined the company in 1991.

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

Additional Information

        The additional information required by Item 401 of Regulation S-K is hereby incorporated by reference from the information contained in the section entitled "Election of Directors — Biographical Information" in our Proxy Statement for our 2011 annual meeting of shareholders. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Information regarding the Audit Committee is hereby incorporated by reference from the information contained in the section entitled "Corporate Governance — Board of Directors Meetings and Committees — Audit Committee" in our Proxy Statement.

Item 11.    Executive Compensation

        Information required by this item is included in the following sections of our Proxy Statement for our 2011 annual meeting of shareholders: "Organization and Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation," as well as the related pages containing compensation tables and information, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table provides information as of December 31, 2010 with respect to the shares of common stock that may be issued under the Company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by shareholders (1)	3,035,839	$44.71	7,601,880
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	3,035,839	$44.71	7,601,880

(1)
Consists of the 2000 Restricted Stock Plan for Non-Employee Directors, under which no securities are currently issuable upon exercise of outstanding options, warrants or rights, but under which 224,645 shares remain available for future issuance; the 2003 Executive Performance Incentive Plan (the "2003 Plan"), under which 1,275,176 shares are currently issuable upon exercise of outstanding options, warrants and rights, but under which no shares remain available for future issuance; and the 2008 Executive Performance Incentive Plan, under which 1,760,663 shares are currently issuable upon exercise of outstanding options, warrants and rights, and under which 7,377,235 shares remain available for issuance. The 2003 Plan was terminated when the company's 2008 Executive Performance Incentive Plan was approved by shareholders at the company's annual shareholders meeting in 2008.

        The additional information required by this item is included in the "Stock Ownership and Stock-Based Holdings of Executive Officers and Directors" and "Stock Ownership of Certain Beneficial Owners" sections of our Proxy Statement for our 2011 annual meeting of shareholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item is included in the "Certain Relationships and Related Transactions" and "Determination of Independence of Directors" sections of the "Corporate Governance" portion of our Proxy Statement for our 2011 annual meeting of shareholders, which information is incorporated herein by reference.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this annual report on Form 10-K:

1.     Financial Statements:

        Our consolidated financial statements at December 31, 2010 and December 31, 2009 and for each of the three years in the period ended December 31, 2010 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K, beginning on page F-1.

2.     Financial Statement Schedules:

        No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.     Exhibits:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 9, 2008).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on February 9, 2010).
4.1	Indenture between Fluor Corporation and Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 17, 2004).
4.2	First Supplemental Indenture between Fluor Corporation and The Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on February 17, 2004).
10.1	Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2000).
10.2	Fluor Corporation 2000 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.3	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated on November 1, 2007 (incorporated by reference to Exhibit 10.4 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.4	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.5	Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.6	Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).

10.7	Fluor Executives' Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.8	Fluor Corporation Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.15 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.9	Executive Severance Plan (incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.10	2001 Fluor Stock Appreciation Rights Plan, as amended and restated on November 1, 2007 (incorporated by reference to Exhibit 10.12 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.11	Fluor Corporation 2003 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.12	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q filed on November 9, 2004).
10.13	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K filed on March 15, 2004).
10.14	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q filed on November 4, 2010).
10.15	Fluor Corporation 409A Deferred Directors' Fees Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 21, 2007).
10.16	Fluor 409A Executive Deferred Compensation Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 21, 2007).
10.17	Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 9, 2008).
10.18	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.19	Retention Award granted to Stephen B. Dobbs on February 7, 2008 (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.20	Retention Award granted to David T. Seaton on February 7, 2008 (incorporated by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.21	Form of Value Driver Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).
10.22	Form of Stock Option Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).

10.23	Form of Restricted Stock Unit Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).
10.24	Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.27 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).
10.25	Form of Stock Option Agreement (with double trigger change of control) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.26	Form of Restricted Stock Unit Agreement (with double trigger change of control) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.27	Form of Non-U.S. Stock Growth Incentive Award Agreement (with double trigger change of control) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.28	Form of Restricted Unit Award Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.31 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.29	Form of Restricted Stock Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.32 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.30	Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 29, 2010).
10.31	Letter of Credit Facility Agreement, dated September 16, 2009, among Fluor Corporation, BNP Paribas, as Administrative Agent and an Issuing Lender, and the lenders party thereto (including schedules and exhibits thereto) (incorporated by reference to Exhibit 10.32 to the registrant's Quarterly Report on Form 10-Q filed on July 27, 2010).
10.32	Revolving Loan and Financial Letter of Credit Facility Agreement dated as of December 14, 2010, among Fluor Corporation, the Lenders thereunder, Bank of America, N.A., in its capacity as Administrative Agent and an Issuing Lender, BNP Paribas, in its capacity as Co-Syndication Agent and an Issuing Lender, Citibank, N.A. and Intesa Sanpaolo S.p.A., as Co-Syndication Agents, and ING Bank N.V., Dublin Branch, Wells Fargo Bank, N.A. and Lloyds TSB, as Co-Documentation Agents.*
10.33	Revolving Performance Letter of Credit Facility Agreement dated as of December 14, 2010, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Co-Syndication Agent and an Issuing Lender, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Bank of Nova Scotia, as Co-Syndication Agents and Banco Santander, S.A., New York Branch and Crédit Agricole Corporate and Investment Bank, as Co-Documentation Agents.*
10.34	Retention Award granted to D. Michael Steuert on August 4, 2010.*
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheet at December 31, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (iv) the Consolidated Statement of Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ D. MICHAEL STEUERT D. Michael Steuert, Senior Vice President and Chief Financial Officer

February 23, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DAVID T. SEATON David T. Seaton	Chief Executive Officer and Director	February 23, 2011
Principal Financial Officer:
/s/ D. MICHAEL STEUERT D. Michael Steuert	Senior Vice President and Chief Financial Officer	February 23, 2011
Principal Accounting Officer:
/s/ GARY G. SMALLEY Gary G. Smalley	Vice President and Controller	February 23, 2011
Other Directors:
/s/ ILESANMI ADESIDA Ilesanmi Adesida	Director	February 23, 2011
/s/ PETER K. BARKER Peter K. Barker	Director	February 23, 2011
/s/ ROSEMARY T. BERKERY Rosemary T. Berkery	Director	February 23, 2011
/s/ ALAN L. BOECKMANN Alan L. Boeckmann	Chairman of the Board	February 23, 2011
/s/ PETER J. FLUOR Peter J. Fluor	Director	February 23, 2011

Signature	Title	Date

/s/ JAMES T. HACKETT James T. Hackett	Director	February 23, 2011
/s/ KENT KRESA Kent Kresa	Director	February 23, 2011
/s/ DEAN R. O'HARE Dean R. O'Hare	Director	February 23, 2011
/s/ JOSEPH W. PRUEHER Joseph W. Prueher	Director	February 23, 2011
/s/ NADER H. SULTAN Nader H. Sultan	Director	February 23, 2011
/s/ SUZANNE H. WOOLSEY Suzanne H. Woolsey	Director	February 23, 2011

FLUOR CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fluor Corporation

We have audited the accompanying consolidated balance sheets of Fluor Corporation as of December 31, 2010 and 2009, and the related consolidated statements of earnings, cash flows and equity for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fluor Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 23, 2011

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008

TOTAL REVENUE	$20,849,349	$21,990,297	$22,325,894
TOTAL COST OF REVENUE
Cost of revenue	20,144,099	20,689,161	21,081,870
Gain on sale of joint venture interest	—	—	(79,209)
OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	156,268	178,520	229,692
Interest expense	10,616	10,054	18,439
Interest income	(21,230)	(24,226)	(66,592)

Total cost and expenses	20,289,753	20,853,509	21,184,200

EARNINGS BEFORE TAXES	559,596	1,136,788	1,141,694
INCOME TAX EXPENSE	118,514	403,913	392,791

NET EARNINGS	441,082	732,875	748,903
NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(83,586)	(47,986)	(32,842)

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$357,496	$684,889	$716,061

BASIC EARNINGS PER SHARE	$2.01	$3.79	$3.99

DILUTED EARNINGS PER SHARE	$1.98	$3.75	$3.89

SHARES USED TO CALCULATE EARNINGS PER SHARE
Basic	178,047	179,100	177,658
Diluted	180,988	180,862	182,612

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($381,479 and $172,991 related to variable interest entities ("VIEs"))	$2,134,997	$1,687,028
Marketable securities, current	193,279	603,594
Accounts and notes receivable, net ($107,990 and $99,609 related to VIEs)	1,215,007	988,991
Contract work in progress ($86,832 and $43,115 related to VIEs)	1,470,897	1,405,785
Deferred taxes	134,773	131,101
Other current assets	413,872	305,589

Total current assets	5,562,825	5,122,088

PROPERTY, PLANT AND EQUIPMENT
Land	44,572	48,501
Buildings and improvements	412,559	368,236
Machinery and equipment	1,299,690	1,207,748
Construction in progress	12,197	30,525

	1,769,018	1,655,010
Less accumulated depreciation	902,675	817,976

Net property, plant and equipment	866,343	837,034

OTHER ASSETS
Marketable securities, noncurrent	279,080	335,216
Goodwill	87,849	88,056
Investments	134,906	185,229
Deferred taxes	214,317	247,517
Deferred compensation trusts	313,466	279,852
Other	156,137	83,491

Total other assets	1,185,755	1,219,361

	$7,614,923	$7,178,483

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($118,481 and $69,955 related to VIEs)	$1,432,502	$1,334,301
Convertible senior notes	96,692	109,789
Advance billings on contracts ($354,170 and $142,119 related to VIEs)	1,074,996	980,437
Accrued salaries, wages and benefits ($30,406 and $43,247 related to VIEs)	564,695	581,193
Other accrued liabilities	354,498	295,678

Total current liabilities	3,523,383	3,301,398

LONG-TERM DEBT DUE AFTER ONE YEAR	17,759	17,740
NONCURRENT LIABILITIES	545,156	525,452
CONTINGENCIES AND COMMITMENTS
EQUITY
Shareholders' equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 176,425,158 and 178,824,617 shares in 2010 and 2009, respectively	1,764	1,788
Additional paid-in capital	561,589	682,304
Accumulated other comprehensive loss	(176,311)	(220,987)
Retained earnings	3,109,957	2,842,428

Total shareholders' equity	3,496,999	3,305,533
Noncontrolling interests	31,626	28,360

Total equity	3,528,625	3,333,893

	$7,614,923	$7,178,483

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$441,082	$732,875	$748,903
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	189,350	180,849	161,562
Amortization of intangibles	1,234	1,162	1,743
Convertible debt discount amortization	—	384	6,512
Loss on sale of building	—	—	16,370
Gain on sale of joint venture interest	—	—	(79,209)
Restricted stock and stock option amortization	46,824	33,624	35,755
Deferred compensation trust	(28,614)	(44,606)	84,071
Deferred compensation obligation	33,737	45,700	(84,747)
Funding of deferred compensation trust	(5,000)	(10,000)	(34,000)
Statute expirations and tax settlements	(10,686)	(5,568)	(27,755)
Deferred taxes	12,707	74,662	62,945
Stock plans tax benefit	(893)	(1,294)	(17,104)
Retirement plan accrual, net of contributions	22,264	44,798	(154,531)
Changes in operating assets and liabilities	(173,007)	(143,932)	273,392
Equity in (earnings) of investees, net of dividends	12,343	(3,699)	(12,014)
Other items	9,573	57	9,701

Cash provided by operating activities	550,914	905,012	991,594

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(853,622)	(1,663,013)	(1,346,335)
Proceeds from the sales and maturities of marketable securities	1,291,159	1,039,684	1,557,590
Capital expenditures	(265,410)	(233,113)	(299,611)
Proceeds from disposal of property, plant and equipment	53,692	37,568	48,495
Investments in partnerships and joint ventures	(10,035)	(1,681)	(2,288)
Proceeds from sale of joint venture interest	—	—	79,209
Acquisitions	—	—	(12,496)
Other items	2,646	2,496	(2,031)

Cash provided (utilized) by investing activities	218,430	(818,059)	22,533

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(175,058)	(125,419)	(374)
Dividends paid	(90,093)	(90,692)	(89,928)
Repayment of convertible debt	(13,097)	(23,789)	(173,644)
Distributions paid to noncontrolling interests	(83,656)	(75,727)	(23,515)
Capital contribution by joint venture partners	1,000	—	3,784
Repayment of corporate-owned life insurance loans	(32,163)	—	—
Taxes paid on vested restricted stock	(6,899)	(5,700)	(16,970)
Stock options exercised	14,040	2,671	13,377
Stock plans tax benefit	893	1,294	17,104
Other items	(4,839)	(5,635)	(2)

Cash utilized by financing activities	(389,872)	(322,997)	(270,168)

Effect of exchange rate changes on cash	68,497	88,748	(84,779)

Increase (decrease) in cash and cash equivalents	447,969	(147,296)	659,180
Cash and cash equivalents at beginning of year	1,687,028	1,834,324	1,175,144

Cash and cash equivalents at end of year	$2,134,997	$1,687,028	$1,834,324

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
					Retained Earnings		Noncontrolling Interests	Total Equity
(in thousands, except per share amounts)	Shares*	Amount

BALANCE AS OF DECEMBER 31, 2007	177,364	$1,774	$731,030	$(74,172)	$1,621,805	$2,280,437	$37,916	$2,318,353

Comprehensive income
Net earnings				—	716,061	716,061	32,842	748,903
Foreign currency translation adjustment of total shareholders' equity (net of deferred taxes of $87,203)				(144,963)	—	(144,963)	—	(144,963)
Foreign currency translation adjustment of noncontrolling interests				—	—	—	835	835
Pension plan adjustment (net of deferred taxes of $81,475)				(134,737)	—	(134,737)	—	(134,737)
Unrealized gain on available-for-sale securities				331	—	331	—	331
Unrealized loss on derivative contracts (net of deferred taxes of $2,055)				(3,428)	—	(3,428)	—	(3,428)

Total comprehensive income				(282,797)	716,061	433,264	33,677	466,941

Dividends ($0.50 per share)				—	(89,928)	(89,928)	—	(89,928)
Distributions to noncontrolling interests				—	—	—	(23,515)	(23,515)
Partner contributions in noncontrolling interests				—	—	—	3,784	3,784
Stock plan activity	139	2	49,264	—	—	49,266	—	49,266
Repurchase of common stock	(6)	—	(376)	—	—	(376)	—	(376)
Debt conversions	4,059	40	(1,381)	—	—	(1,341)	—	(1,341)

BALANCE AS OF DECEMBER 31, 2008	181,556	$1,816	$778,537	$(356,969)	$2,247,938	$2,671,322	$51,862	$2,723,184

Comprehensive income
Net earnings				—	684,889	684,889	47,986	732,875
Foreign currency translation adjustment of total shareholders' equity (net of deferred taxes of $49,656)				82,722	—	82,722	—	82,722
Foreign currency translation adjustment of noncontrolling interests				—	—	—	4,239	4,239
Pension plan adjustment (net of deferred taxes of $29,425)				49,043	—	49,043	—	49,043
Unrealized gain on available-for-sale securities (net of deferred taxes of $871)				1,120	—	1,120	—	1,120
Unrealized gain on derivative contracts (net of deferred taxes of $1,856)				3,097	—	3,097	—	3,097

Total comprehensive income				135,982	684,889	820,871	52,225	873,096

Dividends ($0.50 per share)				—	(90,399)	(90,399)	—	(90,399)
Distributions to noncontrolling interests				—	—	—	(75,727)	(75,727)
Stock plan activity	76	—	31,886	—	—	31,886	—	31,886
Repurchase of common stock	(3,060)	(29)	(125,390)	—	—	(125,419)	—	(125,419)
Debt conversions	253	1	(2,729)	—	—	(2,728)	—	(2,728)

BALANCE AS OF DECEMBER 31, 2009	178,825	$1,788	$682,304	$(220,987)	$2,842,428	$3,305,533	$28,360	$3,333,893

Comprehensive income
Net earnings				—	357,496	357,496	83,586	441,082
Foreign currency translation adjustment of total shareholders' equity (net of deferred taxes of $20,326)				33,914	—	33,914	—	33,914
Foreign currency translation adjustment of noncontrolling interests				—	—	—	2,336	2,336
Pension plan adjustment (net of deferred taxes of $16,965)				28,274	—	28,274	—	28,274
Ownership share of equity method investee's other comprehensive loss (net of deferred taxes of $12,667)				(19,791)	—	(19,791)	—	(19,791)
Unrealized loss on available-for-sale securities (net of deferred taxes of $82)				(137)	—	(137)	—	(137)
Unrealized gain on derivative contracts (net of deferred taxes of $820)				2,416	—	2,416	—	2,416

Total comprehensive income				44,676	357,496	402,172	85,922	488,094

Dividends ($0.50 per share)				—	(89,967)	(89,967)	—	(89,967)
Distributions to noncontrolling interests				—	—	—	(83,656)	(83,656)
Partner contributions in noncontrolling interests				—	—	—	1,000	1,000
Stock plan activity	495	6	54,851	—	—	54,857	—	54,857
Repurchase of common stock	(3,080)	(31)	(175,027)	—	—	(175,058)	—	(175,058)
Debt conversions	185	1	(539)	—	—	(538)	—	(538)

BALANCE AS OF DECEMBER 31, 2010	176,425	$1,764	$561,589	$(176,311)	$3,109,957	$3,496,999	$31,626	$3,528,625

*
All share and per share amounts were adjusted for the July 16, 2008 two-for-one stock split.

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Major Accounting Policies

    Principles of Consolidation

        The financial statements include the accounts of the company and its subsidiaries. The equity method of accounting is generally used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is generally accounted for on the cost method. Joint ventures and partnerships in which the company has the ability to exert significant influence, but does not control, are accounted for using the equity method of accounting. Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company consolidates certain variable interest entities ("VIEs") in accordance with Accounting Standards Codification ("ASC") 810 (see "13. Variable Interest Entities" below). Unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and segment profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet. At times, the cost and equity methods of accounting are also used.

        All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2009 and 2008 have been reclassified to conform to the 2010 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this annual report is filed on Form 10-K.

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

    Marketable Securities

        Marketable securities consist of time deposits placed with investment grade banks with original maturities greater than 90 days, which by their nature are typically held to maturity, and are classified as such because the company has the intent and ability to hold them to maturity. Held-to-maturity securities are carried at amortized cost. The company also has investments in debt securities which are classified as available-for-sale because the investments may be sold prior to their maturity date. Available-for-sale

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

securities are carried at fair value. The cost of securities sold is determined by using the specific identification method.

    Engineering and Construction Contracts

        The company recognizes engineering and construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of depreciation and amortization. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are generally segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. Revenue recognized in excess of amounts billed is classified as a current asset under contract work in progress. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under advance billings on contracts. The company anticipates that the majority of incurred cost associated with contract work in progress as of December 31, 2010 will be billed and collected in 2011. The company recognizes, under ASC 605-35-25, certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Unapproved change orders are accounted for in revenue when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of contract price. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only to the extent that costs associated with the claims or unapproved change orders have been incurred.

    Depreciation and Amortization

        Property, plant and equipment are recorded at cost. Leasehold improvements are amortized over the shorter of their economic lives or the lease terms. Depreciation is calculated using the straight-line method over the following ranges of estimated useful service lives, in years:

	December 31,
			Estimated Useful Service Lives
	2010	2009

(cost in thousands)
Buildings	$281,013	$258,800	20 – 40
Building and leasehold improvements	131,546	109,436	6 – 20
Machinery and equipment	1,163,860	1,073,522	2 – 10
Furniture and fixtures	135,830	134,226	2 – 10

        Goodwill is not amortized but is subject to annual impairment tests. Interim testing of goodwill is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. During 2010, the company completed its annual goodwill impairment test in the first quarter and determined that none of the goodwill was impaired.

        Intangibles arising from business acquisitions are amortized over the useful lives of those assets, ranging from one to nine years.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Beginning January 1, 2013, these laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D. These laws did not have a material impact on the company's financial position, results of operations or cash flows.

    Earnings Per Share

        Basic earnings per share ("EPS") is calculated by dividing net earnings attributable to Fluor Corporation by the weighted average number of common shares outstanding during the period. Potentially dilutive securities include employee stock options, restricted stock units and shares, and the 1.5% Convertible Senior Notes (see "7. Financing Arrangements" below for information about the Convertible Senior Notes).

        In 2009 and 2008, the company applied the provisions of FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. The company's unvested restricted stock units and unvested restricted shares of stock were considered to be participating securities since the quarterly dividends paid were nonforfeitable. ASC 260-10-45 required that the two-class method of computing basic EPS be applied. Under the two-class method, the company's stock options were not considered to be participating securities.

        Starting in the first quarter of 2010, dividends on unvested restricted stock units and unvested restricted stock are accumulated and become payable only when the units and shares vest. As a result, the company's unvested restricted stock units and unvested restricted shares are no longer considered to be participating securities and the two-class method of computing EPS is not required. Diluted EPS for 2010 reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The calculations of the basic and diluted EPS for the year ended December 31, 2010 under the treasury stock method are presented below:

(in thousands, except per share amounts)	Year Ended December 31, 2010

Net earnings attributable to Fluor Corporation	$357,496
Basic EPS:
Weighted average common shares outstanding	178,047
Basic earnings per share	$2.01

Diluted EPS:
Weighted average common shares outstanding	178,047
Diluted effect:
Employee stock options and restricted stock units and shares	1,380
Conversion equivalent of dilutive convertible debt	1,561

Weighted average diluted shares outstanding	180,988
Diluted earnings per share	$1.98

Anti-dilutive securities not included above	1,253

        The calculations of the basic and diluted EPS for the years ended December 31, 2009 and 2008 under the two-class method are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2009	2008

Basic EPS:
Net earnings attributable to Fluor Corporation	$684,889	$716,061
Portion allocable to common shareholders	99.10%	99.10%

Net earnings allocable to common shareholders	$678,725	$709,616
Weighted average common shares outstanding	179,100	177,658
Basic earnings per share	$3.79	$3.99

Diluted EPS:
Net earnings allocable to common shareholders	$678,725	$709,616
Weighted average common shares outstanding	179,100	177,658
Diluted effect:
Employee stock options	189	312
Conversion equivalent of dilutive convertible debt	1,573	4,642

Weighted average diluted shares outstanding	180,862	182,612
Diluted earnings per share	$3.75	$3.89

Anti-dilutive securities not included above	864	566

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Year Ended December 31,
(shares in thousands)	2009	2008

Numerator:

Weighted average participating common shares	179,100	177,658

Denominator:
Weighted average participating common shares	179,100	177,658
Add: Weighted average restricted shares and units	1,635	1,619

Weighted average participating shares	180,735	179,277

Portion allocable to common shareholders	99.10%	99.10%

    Derivatives and Hedging

        The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts and currency risk associated with intercompany transactions, may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally mitigates the risk by utilizing derivative instruments. These instruments are designated as either fair value or cash flow hedges in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (ASC 815). The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. The fair value of all derivative instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the derivative instrument is offset against the change in the fair value of the underlying asset or liability through earnings. The effective portion of the derivative instruments' gains or losses due to changes in fair value, associated with the cash flow hedges, are recorded as a component of accumulated other comprehensive income (loss) ("OCI") and are reclassified into earnings when the hedged items settle. Any ineffective portion of a derivative instrument's change in fair value is recognized in earnings immediately. The company does not enter into derivative instruments or hedging activities for speculative or trading purposes.

        Under ASC 815, in certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. As of December 31, 2010, 2009 and 2008, the company had no significant embedded derivatives in any of its contracts.

        On January 1, 2008, the company adopted a policy to offset fair value amounts for multiple derivative instruments executed with the same counterparty under a master netting arrangement, as permitted by ASC 815. The adoption did not have a material impact on the company's financial statements.

    Concentrations of Credit Risk

        Accounts receivable and all contract work in progress are from clients in various industries and locations throughout the world. Most contracts require payments as the projects progress or, in certain

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cases, advance payments. The company generally does not require collateral, but in most cases can place liens against the property, plant or equipment constructed or terminate the contract if a material default occurs. The company evaluates the counterparty credit risk of third parties as part of its project risk review process and in determining the appropriate level of reserves. The company maintains adequate reserves for potential credit losses and generally such losses have been minimal and within management's estimates. However, in the third quarter of 2010, the company recognized a pre-tax charge of $95 million related to a bankruptcy court ruling that adversely impacts the collectability of amounts due the company on a completed infrastructure joint venture project in California. In the third quarter of 2009, the company became aware of the non-collectability of a client receivable for a paper mill in the Global Services segment related to work performed in 2009. Consequently, the company recognized a pre-tax charge of $45 million in the third quarter of 2009 to fully reserve the receivable.

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

    Stock Plans

        The company applies the provisions of SFAS No. 123-R "Accounting for Share-Based Payment" (ASC 718) in its accounting and reporting for stock-based compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All unvested options outstanding under the company's option plans have grant prices equal to the market price of the company's stock on the dates of grant. Under ASC 718, stock-based compensation for new awards granted to retirement eligible employees is recognized over the period from the grant date to the retirement eligibility date. Compensation cost for restricted stock and restricted stock units is determined based on the fair market value of the company's stock at the date of grant. Compensation cost for stock appreciation rights is determined based on the change in the fair market value of the company's stock during the period.

    Comprehensive Income (Loss)

        SFAS No. 130 "Reporting Comprehensive Income" (ASC 220) establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The company reports the cumulative foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and derivative contracts, ownership share of equity method investee's other comprehensive loss, adjustments related to defined benefit pension and postretirement plans, as

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

components of accumulated other comprehensive income (loss). The after-tax components of accumulated other comprehensive income (loss), net are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available- for-Sale Securities	Unrealized Gain (Loss) on Derivative Contracts	Ownership Share of Equity Method Investee's Other Comprehensive Loss	Defined Benefit Pension and Postretirement Plans	Accumulated Other Comprehensive Income (Loss), Net

(in thousands)
Balance as of December 31, 2007	$88,428	$—	$—	$—	$(162,600)	$(74,172)
Current period change	(144,963)	331	(3,428)	—	(134,737)	(282,797)

Balance as of December 31, 2008	(56,535)	331	(3,428)	—	(297,337)	(356,969)
Current period change	82,722	1,120	3,097	—	49,043	135,982

Balance as of December 31, 2009	26,187	1,451	(331)	—	(248,294)	(220,987)
Current period change	33,914	(137)	2,416	(19,791)	28,274	44,676

Balance as of December 31, 2010	$60,101	$1,314	$2,085	$(19,791)	$(220,020)	$(176,311)

        During 2010 and 2009, functional currency exchange rates for most of the company's international operations strengthened against the U.S. dollar, resulting in unrealized translation gains. During 2008, functional currency exchange rates for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses. Most of these unrealized gains or losses relate to cash balances and operating assets and liabilities held in currencies other than the U.S. dollar.

    Recent Accounting Pronouncements

        In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends certain guidance in ASC 605-25, "Revenue Recognition — Multiple Element Arrangements." ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective for annual reporting periods beginning on or after June 15, 2010 and should be applied on a prospective basis for revenue arrangements entered into or materially modified with early adoption permitted. Management does not expect the adoption of ASU 2009-13 to have a material impact on the company's financial position, results of operations and cash flows.

        During 2010, the company implemented other new accounting pronouncements that are discussed in the notes where applicable.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Consolidated Statement of Cash Flows

        The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows are comprised of:

	Year Ended December 31,
	2010	2009	2008

(in thousands)
(Increase) decrease in:
Accounts and notes receivable, net	$(208,303)	$281,805	$(380,239)
Contract work in progress	(54,576)	(359,991)	35,651
Other current assets	(104,526)	(76,927)	105,848
Other assets	10,081	9,425	17,174
Increase (decrease) in:
Trade accounts payable	82,016	135,228	159,715
Advance billings on contracts	91,660	(94,680)	182,545
Accrued liabilities	22,296	(10,633)	150,262
Other liabilities	(11,655)	(28,159)	2,436

(Increase) decrease in operating assets and liabilities	$(173,007)	$(143,932)	$273,392

Cash paid during the year for:
Interest	$9,761	$9,190	$12,213
Income taxes	202,341	417,844	319,665

3.     Income Taxes

        The income tax expense (benefit) included in the Consolidated Statement of Earnings is as follows:

	Year Ended December 31,
	2010	2009	2008

(in thousands)
Current:
Federal	$22,406	$289,302	$181,837
Foreign	94,293	63,268	136,802
State and local	27,260	21,190	19,153

Total current	143,959	373,760	337,792

Deferred:
Federal	(26,322)	10,293	41,020
Foreign	2,355	12,509	5,496
State and local	(1,478)	7,351	8,483

Total deferred	(25,445)	30,153	54,999

Total income tax expense	$118,514	$403,913	$392,791

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of U.S. statutory federal income tax expense to income tax expense is as follows:

	Year Ended December 31,
	2010	2009	2008

(in thousands)
U.S. statutory federal tax expense	$195,859	$397,876	$399,593
Increase (decrease) in taxes resulting from:
State and local income taxes	16,255	21,125	22,503
Other permanent items, net	(10,575)	(4,618)	1,729
Worthless stock	(152,409)	—	—
Noncontrolling interests	(28,644)	(15,504)	(10,529)
Valuation allowance / (reversal), net	90,214	3,296	(18,999)
Statute expirations and tax authority settlements	(10,686)	(5,568)	(27,755)
Other changes to unrecognized tax positions	(1,075)	14,218	26,214
Other, net	19,575	(6,912)	35

Total income tax expense	$118,514	$403,913	$392,791

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009

(in thousands)
Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$64,909	$58,986
Employee time-off accrual	72,799	68,636
Project and non-project reserves	127,862	119,932
Workers' compensation insurance accruals	7,308	7,647
Tax basis of investments in excess of book basis	—	20,752
Net operating loss carryforwards	143,953	36,931
Unrealized currency loss	9,880	12,816
Capital loss carryforwards	3,896	3,896
Other comprehensive loss	105,159	130,887
Other	26,969	22,164

Total deferred tax assets	562,735	482,647
Valuation allowance for deferred tax assets	(133,568)	(43,354)

Deferred tax assets, net	$429,167	$439,293

Deferred tax liabilities:
Book basis of property, equipment and other capital costs in excess of tax basis	(40,124)	(40,007)
Residual U.S. tax on unremitted non-U.S. earnings	(19,703)	(11,792)
Book basis of investments in excess of tax basis	(9,482)	—
Other	(10,768)	(8,876)

Total deferred tax liabilities	(80,077)	(60,675)

Deferred tax assets, net of deferred tax liabilities	$349,090	$378,618

        The company had non-U.S. net operating loss carryforwards, related to various jurisdictions, of approximately $539 million as of December 31, 2010. Of the total losses, $491 million can be carried forward indefinitely and $48 million will begin to expire in various jurisdictions starting in 2011.

        The company had non-U.S. capital loss carryforwards of approximately $11 million as of December 31, 2010, which can be carried forward indefinitely.

        The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The allowance for 2010 primarily relates to the deferred tax assets established for certain net operating and capital loss carryforwards and certain reserves on investments. The net increase in the valuation allowance during 2010 was primarily due to an increase in net operating losses. The allowance for 2009 primarily relates to the deferred tax assets established for certain net operating and capital loss carryforwards and certain reserves on investments.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Africa, the United Kingdom and the United States. Although the company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and unfavorably. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.

        The unrecognized tax benefits as of December 31, 2010 and 2009 were $219 million and $227 million, of which $68 million and $80 million, if recognized, would have favorably impacted the effective tax rates at the end of 2010 and 2009, respectively. The company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

	2010	2009

(in thousands)

Balance as of January 1	$226,847	$227,370
Change in tax positions of prior years	6,428	5,213
Change in tax positions of current year	—	—
Reduction in tax positions for statute expirations	(3,903)	(5,568)
Reduction in tax positions for audit settlements	(10,344)	(168)

Balance as of December 31	$219,028	$226,847

        The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The company has $22 million in interest and penalties accrued as of December 31, 2010 and 2009.

        U.S. and foreign earnings before taxes are as follows:

	Year Ended December 31,
	2010	2009	2008

(in thousands)
United States	$454,066	$734,059	$518,573
Foreign	105,530	402,729	623,121

Total	$559,596	$1,136,788	$1,141,694

        Earnings before taxes in the United States in 2010 decreased compared to 2009 primarily due to charges for the gas-fired power project in Georgia in the Power segment (see "— Power") and charges for the completed infrastructure joint venture project in California in the Industrial & Infrastructure segment (see "— Industrial & Infrastructure" and "12. Contingencies and Commitments"). Earnings before taxes in foreign jurisdictions decreased in 2010 compared to 2009 primarily due to the charges for the Greater Gabbard Project in the Industrial & Infrastructure segment (see "— Industrial & Infrastructure" and "12. Contingencies and Commitments"). Earnings before taxes in the United States during 2009 increased compared to 2008 primarily due to improved profits from the Oil & Gas and Government segments, offset somewhat by decreased profitability in Global Services. Earnings before taxes in the foreign jurisdictions decreased in 2009 compared to 2008 primarily as a result of reduced contributions from project execution activities in the Oil & Gas segment and because the 2008 results included the gain on the sale of the company's joint venture interest in the Greater Gabbard Project.

4.     Retirement Benefits

        The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees worldwide. Contributions to defined contribution retirement plans are based on a percentage of the employee's compensation. Expense recognized for these

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plans of approximately $96 million, $99 million and $98 million in the years ended December 31, 2010, 2009 and 2008, respectively, is primarily related to domestic engineering and construction operations. The defined benefit pension plans are primarily related to domestic and international engineering and construction salaried employees and U.S. craft employees. Contributions to defined benefit pension plans are at least the minimum annual amount required by applicable regulations. Payments to retired employees under these plans are generally based upon length of service, age and/or a percentage of qualifying compensation.

        Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan			Non-U.S. Pension Plans
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008

(in thousands)

Service cost	$36,668	$37,167	$28,181	$10,509	$9,337	$9,740
Interest cost	38,417	33,595	30,339	31,328	30,349	30,570
Expected return on assets	(42,396)	(38,113)	(39,632)	(36,611)	(31,147)	(37,280)
Amortization of prior service cost/(credits)	—	10	10	—	—	—
Recognized net actuarial loss	18,765	25,669	7,071	8,203	11,631	7,013

Net periodic pension expense	$51,454	$58,328	$25,969	$13,429	$20,170	$10,043

        The ranges of assumptions indicated below cover defined benefit pension plans in Australia, Germany, the United Kingdom, the Netherlands and the United States and are based on the economic environment in each host country at the end of each respective annual reporting period. The discount rate assumption for the U.S. defined benefit plan was determined by discounting the expected future benefit payments using yields based on a portfolio of high quality corporate bonds having maturities that are consistent with the expected timing of future payments to plan participants. The discount rates for the non-U.S. defined benefit plans were determined based on a hypothetical yield curve developed from the yields on high quality corporate bonds with durations consistent with the pension obligations in that country. The expected long-term rate of return on asset assumptions utilizing historical returns,

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

correlations and investment manager forecasts are established for each major asset category including public U.S. and international equities, U.S. private equities and fixed income securities.

	U.S. Pension Plan			Non-U.S. Pension Plans
	December 31,			December 31,
	2010	2009	2008	2010	2009	2008

For determining projected benefit obligation at year-end:
Discount rates	5.65%	6.50%	6.25%	5.10-5.50%	5.75%	4.75-6.50%
Rates of increase in compensation levels	4.00%	4.00%	4.00%	2.25-4.50%	3.00-4.50%	3.00-4.50%
For determining net periodic cost for the year:
Discount rates	6.50%	6.25%	6.25%	5.75%	4.75-6.50%	5.50-6.50%
Rates of increase in compensation levels	4.00%	4.00%	4.00%	2.25-4.50%	3.00-4.50%	3.00-4.00%
Expected long-term rates of return on assets	7.50%	8.00%	8.00%	5.00-7.00%	5.00-7.00%	5.00-7.25%

        The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, the company expects to fund approximately $50 million to $90 million for calendar year 2011, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities for the U.S. and non-U.S. plans would increase by approximately $18 million and $27 million, respectively.

        The following table sets forth the target allocations and the weighted average actual allocations of plan assets:

		U.S. Plan Assets December 31,			Non-U.S. Plan Assets December 31,
	Target Allocation			Target Allocation
		2010	2009		2010	2009

Asset category:
Equity securities	25% - 30%	24%	25%	40% - 45%	40%	45%
Debt securities	65% - 75%	75%	72%	45% - 55%	54%	49%
Real estate and other	0% - 5%	1%	3%	5% - 10%	6%	6%

Total		100%	100%		100%	100%

        The company's investment strategy is to maintain asset allocations that appropriately address risk within the context of seeking adequate returns. Investment allocations are determined by each plan's investment committee and/or trustees. In the case of certain foreign plans, asset allocations may be impacted by local requirements. Long-term allocation guidelines are set and expressed in terms of a target range allocation for each asset class to provide portfolio management flexibility. Short-term deviations from these allocations may exist from time to time for tactical investment or strategic implementation purposes. In 2010, the company reallocated a larger percentage of its non-U.S. plan assets, primarily in the

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

United Kingdom, into longer term debt securities to reduce volatility. Assets of the U.S. defined benefit plan were similarly reallocated during 2009.

        Investments in equity securities are utilized to generate long-term capital appreciation to mitigate the effects of increases in benefit obligations resulting from growth in the number of plan participants, inflation, participant mortality improvements and salary growth. Investments in debt securities are used to provide stable investment returns while preserving investment principal over the periods in which future benefit obligations mature. While most of the company's plans are not prohibited from investing in the company's common stock or debt securities, there are no such direct investments at the present time.

        The asset categories of the plans include investments in common or collective trusts, which offer efficient access to diversified investments across various asset categories. The estimated fair value of the investments in the common or collective trusts represents the underlying net asset value of the shares or units of such funds as determined by the issuer. There are no current restrictions on the plans' ability to redeem their investments.

        Equity securities are diversified across various industries and are comprised of common and preferred stocks of U.S. and international companies, common or collective trusts with underlying investments in common and preferred stocks and limited partnerships. Publicly traded corporate equity securities are valued at the last reported sale price on the last business day of the year of the plans. Securities not traded on the last business day are valued at the last reported bid price. As of December 31, 2010, the aggregate concentration in equity securities for the various plans is approximately 50 percent in U.S. securities and 50 percent in international securities. Limited partnerships are valued at the plan's proportionate share of the estimated fair value of the underlying net assets as determined by the general partners. The limited partnerships are classified as Level 3 investments.

        Debt securities are comprised of corporate bonds, government securities and common or collective trusts, with underlying investments in corporate bonds, government and asset backed securities, as well as interest rate swaps. Corporate bonds primarily consist of investment-grade rated bonds and notes, of which no significant concentration exists in any one rating category or industry. Government securities include inflation-indexed U.S. treasury notes and international and U.S. government bonds. Corporate bonds and government securities are valued at the last reported sale price on the last business day of the year of the plans. Securities not traded on the last business day are valued at the last reported bid price. As of December 31, 2010, the investments in corporate bonds and government securities held by the U.S. plan are primarily concentrated in U.S. issuers.

        Real estate and other is primarily comprised of common or collective trusts, with underlying investments in real estate, commodities and foreign exchange forward contracts. Certain common or collective trusts with underlying investments in real estate are classified as Level 3 investments. Insurance contracts, which are part of "other", are valued based on actuarial assumptions, and are also included as Level 3 investments.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the plan assets and liabilities of the company's U.S. and non-U.S. defined benefit pension plans that are measured at fair value on a recurring basis as of December 31, 2010 and 2009:

U.S. Pension Plan

	December 31, 2010				December 31, 2009
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Equity securities:
Common and preferred stock	$117,061	$117,061	$—	$—	$127,033	$127,033	$—	$—
Limited Partnerships	19,596	—	—	19,596	20,702	—	—	20,702
Debt securities:
Common or collective trusts	63,125	—	63,125	—	66,760	—	66,760	—
Corporate bonds	298,788	—	298,788	—	300,603	—	300,603	—
Government securities	71,178	—	71,178	—	54,762	—	54,762	—
Real estate and other:
Other	29,761	—	29,761	—	16,888	—	16,888	—
Liabilities:
Foreign currency exchange contracts and other	(23,775)	—	(23,775)	—	$(11,949)	$—	$(11,949)	$—

Plan assets measured at fair value, net	575,734	117,061	439,077	19,596	$574,799	$127,033	$427,064	$20,702
Plan assets not measured at fair value, net	42,311				7,671
Total plan assets, net	618,045				$582,470

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-U.S. Pension Plans

	December 31, 2010				December 31, 2009
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Equity securities:
Common and preferred stock	$80,415	$80,415	$—	$—	$88,226	$88,226	$—	$—
Common or collective trusts	191,396	—	191,396	—	184,234	—	184,234	—
Debt securities:
Common or collective trusts	364,020	—	364,020	—	295,164	—	295,164	—
Real estate and other:
Common or collective trusts — real estate and other	38,803	—	30,740	8,063	35,154	—	26,730	8,424
Other	4,629	—	1,006	3,623	3,684	—	—	3,684

Plan assets measured at fair value, net	679,263	80,415	587,162	11,686	$606,462	$88,226	$506,128	$12,108
Plan assets not measured at fair value, net	1,330				3,267
Total plan assets, net	680,593				$609,729

        The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	U.S. Pension Plan		Non-U.S. Pension Plan
(in thousands)	2010	2009	2010	2009

Balance as of December 31, 2009	$20,702	$27,875	$12,108	$3,216
Actual return on plan assets:
Assets still held at reporting date	1,977	(6,822)	(390)	(1,670)
Assets sold during the period	(1,501)	—	—	—
Purchases	37	124	202	10,562
Sales	(1,619)	(475)	—	—
Settlements	—	—	(234)	—

Balance as of December 31, 2010	$19,596	$20,702	$11,686	$12,108

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents expected benefit payments for the U.S. and non-U.S. defined benefit pension plans:

Year Ended December 31,	U.S. Pension Plan	Non-U.S. Pension Plans

	(in thousands)	(in thousands)
2011	$32,466	$25,016
2012	36,378	24,754
2013	40,436	24,749
2014	44,913	26,561
2015	47,611	27,339
2016 — 2020	314,461	160,084

        Measurement dates for the company's U.S. and non-U.S. defined benefit pension plans are December 31. The following table sets forth the change in projected benefit obligation, plan assets and funded status of the U.S. and non-U.S. plans:

	U.S. Pension Plan		Non-U.S. Pension Plans
	December 31,		December 31,
	2010	2009	2010	2009

(in thousands)

Change in projected benefit obligation
Benefit obligation at beginning of year	$608,213	$552,514	$590,598	$496,354
Service cost	36,668	37,167	10,509	9,337
Interest cost	38,417	33,595	31,328	30,349
Employee contributions	—	—	5,797	6,697
Currency translation	—	—	(25,971)	35,493
Actuarial (gain) loss	17,951	10,471	35,322	32,836
Plan amendments	(1,322)	—	—	—
Other	—	—	384	—
Benefits paid	(32,954)	(25,534)	(21,349)	(20,468)

Projected benefit obligation at end of year	666,973	608,213	626,618	590,598

Change in plan assets
Plan assets at beginning of year	582,470	523,169	609,729	473,418
Actual return on plan assets	58,529	76,335	80,773	89,750
Company contributions	10,000	8,500	32,619	25,198
Employee contributions	—	—	5,797	6,697
Currency translation	—	—	(26,976)	35,134
Benefits paid	(32,954)	(25,534)	(21,349)	(20,468)

Plan assets at end of year	618,045	582,470	680,593	609,729

Funded status	$(48,928)	$(25,743)	$53,975	$19,131

Amounts recognized in the Consolidated Balance Sheet
Pension assets included in other assets	$—	$—	$54,845	$30,967
Pension liabilities included in noncurrent liabilities	(48,928)	(25,743)	(870)	(11,836)
Accumulated other comprehensive loss	181,716	199,984	164,762	190,589

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2011, approximately $14 million for the U.S. plan and $7 million for the non-U.S. plans of the amount of accumulated other comprehensive loss shown above is expected to be recognized as components of net periodic pension expense.

        For the defined benefit pension plans in the United States and Germany, the projected benefit obligations exceeded the plan assets. In the aggregate, these plans had projected benefit obligations of $672 million and plan assets with a fair value of $622 million.

        The total accumulated benefit obligation for the U.S. and non-U.S. plans as of December 31, 2010 was $605 million and $546 million, respectively. The total accumulated benefit obligation for the U.S. and non-U.S. plans as of December 31, 2009 was $555 million and $515 million, respectively. There were no plans with accumulated benefit obligations in excess of plan assets.

        In addition to the company's U.S. defined benefit pension plans, the company and certain of its subsidiaries provide health care and life insurance benefits for certain retired U.S. employees. The health care and life insurance plans are generally contributory, with retiree contributions adjusted annually. The accumulated postretirement benefit obligation as of December 31, 2010 and 2009 was determined in accordance with the current terms of the company's health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 8.5 percent in 2011 down to 5 percent in 2018 and beyond. The effect of a 1 percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation and interest cost by approximately $0.7 million and less than $0.1 million, respectively. The effect of a 1 percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and interest cost by approximately $0.6 million and less than $0.1 million, respectively.

        Net periodic postretirement benefit cost includes the following components:

	Year Ended December 31,
	2010	2009	2008

(in thousands)

Service cost	$—	$—	$—
Interest cost	951	1,394	1,401
Expected return on assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial loss	827	787	1,407

Net periodic postretirement benefit cost	$1,778	$2,181	$2,808

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table sets forth the change in benefit obligation of the company's postretirement benefit plans:

	Year Ended December 31,
	2010	2009

(in thousands)

Change in postretirement benefit obligation
Benefit obligation at beginning of year	$19,743	$21,766
Service cost	—	—
Interest cost	951	1,394
Employee contributions	290	321
Actuarial (gain) loss	191	937
Benefits paid	(2,864)	(4,675)

Benefit obligation at end of year	$18,311	$19,743

Funded status	$(18,311)	$(19,743)

        Unrecognized net actuarial losses totaling $6 million and $7 million as of December 31, 2010 and 2009, respectively, were classified in accumulated other comprehensive loss. The postretirement benefit obligation classified in current liabilities is approximately $3 million as of both December 31, 2010 and 2009. The remaining balance of the postretirement benefit obligation is classified in noncurrent liabilities for both years.

        The discount rate used in determining the postretirement benefit obligation was 4.30 percent as of December 31, 2010 and 5.25 percent as of December 31, 2009. The discount rate used for postretirement obligations is determined based on the same considerations discussed above that impact defined benefit plans in the United States. Benefit payments, as offset by retiree contributions, are not expected to change significantly in the future.

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Fair Value of Financial Instruments

        The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, "Fair Value Measurements" (ASC 820-10), the company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	December 31, 2010						December 31, 2009
	Fair Value Measurements Using						Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

(in thousands)
Assets:
Cash and cash equivalents	$43,794	$20,498	(1)	$23,296	(2)	$—	$66,167	$66,167	(1)	$—		$—
Marketable securities, current	141,192	—		141,192	(2)	—	104,059	—		104,059	(2)	—
Deferred compensation trusts	73,916	73,916	(1)	—		—	65,664	65,664	(1)	—		—
Marketable securities, noncurrent	279,080	—		279,080	(3)	—	334,552	—		334,552	(3)	—
Derivative assets(4)
Commodity swap forward contracts	5,138	—		5,138		—	3,159	—		3,159		—
Foreign currency contracts	731	—		731		—	—	—		—		—
Liabilities:
Derivative liabilities(4)
Commodity swap forward contracts	$64	$—		$64		$—	$3,091	$—		$3,091		$—
Foreign currency contracts	2,527	—		2,527		—	2,434	—		2,434		—

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

        All of the company's financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trust. The available-for-sale securities are made up of the following security types as of December 31, 2010: money market funds of $20 million, U.S. agency securities of $155 million, U.S. Treasury securities of $59 million, corporate debt securities of $196 million, commercial paper of $26 million and other securities of $8 million. As of December 31, 2009, available-for-sale securities consisted of money market funds of $66 million, U.S. agency securities of $200 million, U.S. Treasury securities of $48 million, corporate debt securities of $181 million and other securities of $9 million. The amortized cost of these available-for-sale securities is not materially different than the fair value. During

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2010, 2009 and 2008, proceeds from the available-for-sale securities were $522 million, $196 million and $36 million, respectively.

        The estimated fair values of the company's financial instruments that are not measured at fair value on a recurring basis are as follows:

	December 31, 2010		December 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash and cash equivalents(1)	$2,091,203	$2,091,203	$1,620,861	$1,620,861
Marketable securities, current(2)	52,087	52,087	499,535	499,535
Marketable securities, noncurrent(2)	—	—	664	664
Notes receivable, including noncurrent portion	44,789	44,789	38,430	38,430
Liabilities:
1.5% Convertible Senior Notes	96,692	230,214	109,789	177,858
5.625% Municipal Bonds	17,759	18,039	17,740	18,215

(1)
Consists of bank deposits.

(2)
Consists of held-to-maturity time deposits.

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

        In the first quarter of 2010, the company adopted FASB ASU 2010-06 "Improving Disclosure about Fair Value Measurements" (ASC 820). ASU 2010-06 requires, on a prospective basis, additional disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements, of which the company had none for the year ended December 31, 2010. ASU 2010-06 also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value. The adoption of ASU 2010-06 did not have a material impact on the company's disclosures in its Consolidated Financial Statements.

        In April 2009, the FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (ASC 820-10). ASC 820-10 provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements," and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The company

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adopted this standard during the second quarter of 2009. The adoption of ASC 820-10 did not have a material impact on the company's financial position, results of operations or cash flows.

        In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (ASC 320-10-35). ASC 320-10-35 provides guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. ASC 320-10-35 also modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. The company adopted this guidance during the second quarter of 2009. This adoption did not have a material impact on the company's financial position, results of operations or cash flows.

6.     Derivatives and Hedging

        As of December 31, 2010, the company had total gross notional amounts of $155 million of foreign exchange forward contracts and $38 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations and intercompany transactions. The foreign exchange forward contracts are of varying duration, none of which extend beyond December 2011. The commodity swap forward contracts are of varying duration, none of which extend beyond three years. The impact to earnings due to hedge ineffectiveness was immaterial for the years ended December 31, 2010, 2009 and 2008, respectively.

        The fair values of derivatives designated as hedging instruments under ASC 815 as of December 31, 2010 and 2009 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	December 31, 2010	December 31, 2009	Balance Sheet Location	December 31, 2010	December 31, 2009

Commodity swaps	Other current assets	$3,675	$1,677	Other accrued liabilities	$32	$3,037
Foreign currency forwards	Other current assets	731	—	Other accrued liabilities	2,527	2,416
Commodity swaps	Other assets	1,463	1,482	Noncurrent liabilities	32	54
Foreign currency forwards	Other assets	—	—	Noncurrent liabilities	—	18

Total derivatives		$5,869	$3,159		$2,591	$5,525

        The effect of derivative instruments on the Consolidated Statement of Earnings for the years ended December 31, 2010 and 2009 was as follows:

		Year Ended December 31,
		2010	2009
Fair Value Hedges (in thousands)	Location of Gain (Loss) Recognized in Earnings	Amount of Gain Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives

Foreign currency forwards	Total cost of revenue	$3,465	$(6,075)
Foreign currency forwards	Corporate general and administrative expense	6,864	16,483

Total		$10,329	$10,408

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amount of gain (loss) recognized in earnings on derivatives for the fair value hedges noted in the table above offsets the amount of gain (loss) recognized in earnings on the hedged items in the same locations on the Consolidated Statement of Earnings.

	Year Ended December 31,			Year Ended December 31,
	2010	2009		2010	2009
Cash Flow Hedges (in thousands)	Amount of Loss Recognized in OCI	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings

Commodity swaps	$(323)	$7	Total cost of revenue	$(3,306)	$(5,191)
Foreign currency forwards	(283)	(2,578)	Total cost of revenue	284	(477)

Total	$(606)	$(2,571)		$(3,022)	$(5,668)

        During 2010, the company recognized gains of $3.6 million in corporate general and administrative expense related to settled foreign currency forward contracts which were not designated as hedges for accounting purposes. These foreign currency forward contracts mitigated short-term economic exposures. In comparison, all derivatives in 2009 were designated as either cash flow or fair value hedges.

7.     Financing Arrangements

        On December 14, 2010, the company entered into a $1.2 billion Revolving Performance Letter of Credit Facility Agreement ("Letter of Credit Facility") that matures in 2015 and an $800 million Revolving Loan and Financial Letter of Credit Facility Agreement ("Revolving Credit Facility") that matures in 2013. Borrowings on the $800 million Revolving Credit Facility are to bear interest at rates based on the London Interbank Offered Rate ("LIBOR") or an alternative base rate, plus an applicable borrowing margin. The Letter of Credit Facility may be increased up to an additional $500 million subject to certain conditions. Previously, the company had a $1.5 billion Senior Credit Facility that was terminated and all outstanding letters of credit were assigned or transferred to the Letter of Credit Facility or to the Revolving Credit Facility.

        As of December 31, 2010, the company had a combination of committed and uncommitted lines of credit that totaled $3.8 billion. These lines may be used for revolving loans, letters of credit or general purposes. The committed lines consist of the two new facilities discussed above, as well as a $500 million letter of credit facility that matures in 2014. Letters of credit are provided to clients and other third parties in the ordinary course of business to meet bonding requirements. As of December 31, 2010, $1.1 billion in letters of credit were outstanding under these lines of credit.

        The company also posts surety bonds as generally required by commercial terms of the contracts, primarily to guarantee its performance on state and local government contracts.

        Consolidated debt consisted of the following:

	December 31,
(in thousands)	2010	2009

Current:
1.5% Convertible Senior Notes	$96,692	$109,789
Long-Term:
5.625% Municipal Bonds	17,759	17,740

        In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the "Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Interest

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the Notes is payable semi-annually on February 15 and August 15 of each year. The Notes are convertible into shares of the company's common stock par value $0.01 per share, at a conversion rate of 35.9104 shares per each $1,000 principal amount of notes, subject to adjustment as described in the indenture. Notes are convertible during any fiscal quarter if the closing price of the company's common stock for at least 20 trading days in the 30 consecutive trading day-period ending on the last trading day of the previous fiscal quarter is greater than or equal to 130 percent of the conversion price in effect on that 30th trading day (the "trigger price"). The trigger price is currently $36.20, but is subject to adjustment as outlined in the indenture. The trigger price condition was satisfied during the fourth quarter of 2010 and 2009 and the Notes were therefore classified as short-term debt as of December 31, 2010 and 2009.

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

        Pursuant to the requirements of Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" (ASC 260-10), the company includes in the diluted EPS computations, based on the treasury stock method, shares that may be issuable upon conversion of the Notes. On December 30, 2004, the company irrevocably elected to pay the principal amount of the Notes in cash, and therefore there is no dilutive impact on EPS unless the average stock price exceeds the conversion price of $27.85. Upon conversion, any stock appreciation amount above the conversion price of $27.85 will be satisfied by the company through the issuance of common stock which thereafter will be included in calculating both basic and diluted EPS. During 2010, holders converted $13 million of the Notes in exchange for the principal balance owed in cash plus 184,563 shares of the company's common stock. During 2009, holders converted $24 million of the Notes in exchange for the principal balance owed in cash plus 253,309 shares of the company's common stock.

        The company adopted FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (ASC 470-20) as of January 1, 2009. ASC 470-20 requires the issuer of a convertible debt instrument to separately account for the liability and equity components in a manner that reflects the entity's nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The adoption was applied retrospectively to all periods presented.

        Due to the adoption of ASC 470-20, interest expense as a result of debt discount amortization increased by $0.4 million and $6.5 million for the years ended December 31, 2009 and 2008, respectively. The increase to interest expense resulted in a tax benefit of $0.2 million and $2.6 million for the years ended December 31, 2009 and 2008, respectively. Net earnings attributable to Fluor Corporation for the year ended December 31, 2009 were increased by $2.5 million ($0.01 per diluted share) primarily as a result of gains from debt conversions. Net earnings attributable to Fluor Corporation for the year ended December 31, 2008 were reduced by $4.4 million ($0.02 per diluted share) as a result of debt discount amortization.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents information related to the liability and equity components of the Notes:

	December 31,
(in thousands)	2010	2009

Carrying value of the equity component	$21,181	$21,720
Principal amount and carrying value of the liability component	96,692	109,789

        Interest expense for the years ended December 31, 2010, 2009 and 2008 includes original coupon interest of $1.5 million, $1.9 million and $4.6 million, respectively. The effective interest rate on the liability component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized. The if-converted value is $230 million and is in excess of the principal value as of December 31, 2010.

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

        As of December 31, 2010, the company was in compliance with all of the financial covenants related to its debt agreements.

        On December 15, 2008, the company registered shares of its common and preferred stock, debt securities and warrants pursuant to its filing of a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission.

8.     Other Noncurrent Liabilities

        The company maintains appropriate levels of insurance for business risks. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities include $10 million and $12 million as of December 31, 2010 and 2009, respectively, relating to these liabilities. For certain professional liability risks the company's retention amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported because there is insufficient claims history or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.

        The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The deferrals can earn either market-based fixed or variable rates of return, at the option of the participants. As of December 31, 2010 and 2009, $347 million and $318 million, respectively, of obligations related to these plans were included in noncurrent liabilities. To fund these obligations, the company has established non-qualified trusts, which are classified as noncurrent assets. These trusts held primarily marketable equity securities valued at $313 million and $280 million as of December 31, 2010 and 2009, respectively. Periodic changes in fair value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate participants' investment results which are also reflected in earnings.

9.     Stock Plans

        The company's executive stock plans provide for grants of nonqualified or incentive stock options, restricted stock awards or units and stock appreciation rights ("SARS"). All executive stock plans are

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

administered by the Organization and Compensation Committee of the Board of Directors ("Committee") comprised of outside directors, none of whom are eligible to participate in the plans. Option grant amounts and award dates are established by the Committee. Option grant prices are the fair value of the company's common stock at such date of grant. Options normally extend for 10 years and become exercisable over a vesting period determined by the Committee. Recorded compensation cost for share-based payment arrangements totaled $30 million for the year ended December 31, 2010 and $21 million for each of the years ended December 31, 2009 and 2008, respectively, net of recognized tax benefits of $18 million for the year ended 2010 and $13 million for each of the years ended 2009 and 2008, respectively.

        As discussed above, the company effected a two-for-one stock split that was paid on July 16, 2008 in the form of a stock dividend. Accordingly, restricted stock and stock option activity has been adjusted retroactively for all periods presented to reflect the stock split.

        The following table summarizes restricted stock, restricted stock unit and stock option activity:

	Restricted Stock or Restricted Stock Units		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share

Outstanding as of December 31, 2007	1,977,174	$29.93	1,544,066	$38.72

Granted	437,908	66.13	548,538	68.41
Expired or canceled	(31,072)	46.63	(36,052)	58.98
Vested/exercised	(860,704)	26.72	(431,310)	31.01

Outstanding as of December 31, 2008	1,523,306	$41.81	1,625,242	$50.34

Granted	622,509	30.87	884,808	30.65
Expired or canceled	(21,531)	33.63	(34,266)	31.55
Vested/exercised	(491,226)	40.03	(115,302)	23.17

Outstanding as of December 31, 2009	1,633,058	$38.28	2,360,482	$44.56

Granted	844,706	42.93	1,140,303	42.78
Expired or canceled	(90,921)	40.09	(96,639)	43.20
Vested/exercised	(500,735)	42.16	(368,307)	38.12

Outstanding as of December 31, 2010	1,886,108	$39.25	3,035,839	$44.71

Options exercisable as of December 31, 2010			894,345	$51.40

Remaining unvested options outstanding and expected to vest			2,077,249	$41.92

        As of December 31, 2010, there were a maximum of 7,601,880 shares available for future grant under the company's various stock plans. Shares available for future grant include shares which may be granted by the Committee as either stock options, on a share-for-share basis, or restricted stock, on the basis of one share for each 1.75 available shares.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed and any performance objectives have been attained as established by the Committee. Restricted stock units are rights to receive shares subject to performance of other conditions as established by the Committee. Generally, upon termination of employment, restricted stock units and restricted shares which have not vested are forfeited. For the years 2010, 2009 and 2008, recognized compensation expense of $32 million, $23 million and $25 million, respectively, is included in corporate general and administrative expense related to restricted stock awards and units. The fair value of restricted stock that vested during 2010, 2009 and 2008 was $22 million, $19 million and $52 million, respectively. The balance of unamortized restricted stock expense as of December 31, 2010 was $23 million, which is expected to be recognized over a weighted-average period of 1.6 years.

        The aggregrate intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during 2010, 2009 and 2008 was $6 million, $3 million and $20 million, respectively. The balance of unamortized stock option expense as of December 31, 2010 was $8 million, which is expected to be recognized over a weighted-average period of 1.3 years. Expense associated with stock options for the years ended December 31, 2010, 2009 and 2008, which is included in corporate general and administrative expense in the accompanying Consolidated Statement of Earnings, totaled $15 million, $11 million and $10 million, respectively.

        The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	December 31,
	2010	2009

Weighted average grant date fair value	$14.51	$13.39
Expected life of options (in years)	4.3	4.3
Risk-free interest rate	2.1%	1.6%
Expected volatility	40.6%	56.0%
Expected annual dividend per share	$0.50	$0.50

        The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility.

        Information related to options outstanding as of December 31, 2010 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share

$30.46 - $41.77	669,881	8.2	$30.71	120,371	8.2	$30.92
$42.11 - $49.25	1,851,530	7.8	43.20	430,518	5.7	43.55
$68.36 - $80.12	514,428	7.2	68.42	343,456	7.2	68.42

	3,035,839	7.8	$44.71	894,345	6.6	$51.40

        As of December 31, 2010, options outstanding and options exercisable had an aggregate intrinsic value of approximately $67 million and $14 million, respectively.

10.   Lease Obligations

        Net rental expense amounted to approximately $228 million, $220 million and $213 million in the years ended December 31, 2010, 2009 and 2008, respectively. The company's lease obligations relate

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property.

        The company's obligations for minimum rentals under non-cancelable operating leases are as follows:

Year Ended December 31,

(in thousands)
2011	$44,300
2012	50,900
2013	37,100
2014	27,900
2015	26,400
Thereafter	118,700

11.   Noncontrolling Interests

        The company applies the provisions of SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (ASC 810-10-45). ASC 810-10-45 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.

        As required by ASC 810-10-45, the company has separately disclosed on the face of the Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the years ended December 31, 2010, 2009 and 2008, earnings attributable to noncontrolling interests were $85 million, $50 million and $34 million, respectively, and the related tax was $1 million, $2 million and $1 million, respectively. Distributions paid to noncontrolling interests were $84 million, $76 million and $24 million for the years ended December 31, 2010, 2009 and 2008, respectively. Capital contributions by noncontrolling interests were $1 million and $4 million for the years ended December 31, 2010 and 2008, respectively. There were no capital contributions by noncontrolling interests during 2009.

12.   Contingencies and Commitments

        The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred cost is probable under ASC 605-35-25, and when the claim will result in additional contract revenue and the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $209 million and $247 million as of December 31, 2010 and 2009, respectively, and are primarily included in contract work in progress in the accompanying Consolidated Balance Sheet. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2010, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

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

        On March 22, 2010, the client filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of California. The joint venture continued to pursue its claims against the client in the bankruptcy court. The joint venture had recorded a mechanic's lien against certain properties of the client which the company believed would maintain their priority status despite the client's bankruptcy filing.

        A trial on the priority of the mechanic's lien commenced on October 25, 2010. On October 28, 2010, by Memorandum of Decision, the bankruptcy court ruled that the senior lenders' deed of trust had priority over the mechanic's lien of the joint venture. The company believes that the joint venture's claims are meritorious, but the court's adverse ruling on the priority of the joint venture's mechanic's lien impairs the collectability of any potential award for additional compensation. As a result, the company recorded a charge of $95 million in the third quarter of 2010 since the likelihood of collecting its claims-related costs, amounts withheld for liquidated damages, letter of credit draw-downs and other assets was no longer considered probable under ASC 65-35-25. The company continues to evaluate claims for recoveries and to incur legal expenses associated with the claims and dispute resolution process.

    Greater Gabbard Offshore Wind Farm Project

        The company is involved in a dispute in connection with the Greater Gabbard Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client's offshore wind farm project in the United Kingdom. The dispute relates to the company's claim for additional compensation for schedule and cost impacts arising from delays in the fabrication of monopiles and transition pieces, disruption and productivity issues associated with construction activities and weather-related delays. The company believes the schedule and cost impacts are attributable to the client and other third parties. As of December 31, 2010, the company had recorded $176 million of claim revenue related to this issue for costs incurred to date. Additional costs unrelated to the monopiles and transition pieces (such as a work stoppage) have also been included in claim revenue. Significant additional project costs related to the claim are expected to be incurred in future quarters and, as a result, claim revenue will increase during the life of the project. The company believes the ultimate recovery of incurred and future costs related to the claim is probable under ASC 605-35-25.

    Embassy Projects

        The company constructed 11 embassy projects within the last seven years for the U.S. Department of State under fixed-price contracts. Some of these projects were adversely impacted by higher costs due to

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased costs to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of December 31, 2010, all embassy projects were complete, with some warranty items still pending.

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

        The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008. Both parties appealed the decision to the Texas Supreme Court, and the Court denied both petitions. The company requested rehearing on two issues to the Texas Supreme Court, and that request was denied. The Court remanded the matter back to the trial court for a new trial. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

    Fluor Corporation v. Citadel Equity Fund Ltd.

        Citadel Equity Fund Ltd., a hedge fund and former investor in the company's 1.5 percent Convertible Senior Notes (the "Notes"), has disputed the calculation of the number of shares of the company's common stock that were due to Citadel upon conversion of approximately $58 million of Notes. Citadel has argued that it is entitled to an additional $28 million in value under its proposed calculation method. The company believes that the payout given to Citadel was proper and correct and that Citadel's claims are without merit. In January 2010, the court agreed with the company by granting the company's motion for

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

summary judgment in its entirety. In February 2010, the court entered judgment in favor of the company, and Citadel filed a notice of appeal. A hearing on the appeal occurred on February 2, 2011, and on February 22, 2011, the court of appeals affirmed the district court's decision in favor of the company. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of December 31, 2010 are estimated to be $4.9 billion. The company assessed its performance guarantee obligation as of December 31, 2010 and 2009 in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (ASC 460) and the carrying value of its liability was not material.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Variable Interest Entities

        In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. These partnerships or joint ventures are typically characterized by a 50 percent or less, non-controlling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Such funding is infrequent and is not anticipated to be material. The company accounts for its partnerships and joint ventures in accordance with ASC 810.

        During the first quarter of 2010, the company prospectively adopted SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)", which amends ASC 810 for interim and annual reporting periods beginning after November 15, 2009. The prospective adoption of this amendment did not have an impact on the company's financial position, results of operations or cash flows.

        In accordance with ASC 810, as amended, the company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a VIE. The company considers a partnership or joint venture a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the partnership or joint venture is a VIE. The majority of the company's partnerships and joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support.

        The company also performs a qualitative assessment of each VIE to determine if the company is its primary beneficiary, as required by ASC 810, as amended. The company concludes that it is the primary beneficiary and consolidates the VIE if the company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if the company is the primary beneficiary. The company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. As required by ASC 810, management's assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

        In most cases, when the company is not the primary beneficiary and required to consolidate the VIE, the proportionate consolidation method of accounting is used, whereby the company recognizes its proportionate share of revenue, cost and segment profit in its Consolidated Statement of Earnings and uses the one-time equity method of accounting in the Consolidated Balance Sheet. The equity and cost methods of accounting for the investments are also used, depending on the company's respective participation rights, amount of influence in the VIE and other factors. The aggregate investment carrying value of the unconsolidated VIEs was $84 million and $116 million as of December 31, 2010 and 2009, respectively, and was classified under "Investments" in the Consolidated Balance Sheet. Some of the company's VIEs have debt; however, such debt is typically non-recourse in nature. The company's maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of December 31, 2010 for the unconsolidated VIEs were $24 million.

        In some cases, the company is required to consolidate certain VIEs. The carrying values of the assets and liabilities associated with the operations of the consolidated VIEs as of December 31, 2010 were $676 million and $550 million, respectively. The carrying values of the assets and liabilities associated with the operations of the consolidated VIEs as of December 31, 2009 were $410 million and $268 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

        The company has agreements with certain VIEs to provide financial or performance assurances to clients. Refer to "12. Contingencies and Commitments" for a further discussion of such agreements. None of the VIEs are individually material to the company's results of operations, financial position or cash flows except as discussed below under "— Rapid Growth Project." Below is a discussion of some of the company's more significant or unique VIEs and related accounting considerations.

    Rapid Growth Project

        In 2008, the Fluor SKM joint venture was awarded the initial program management, engineering and construction management contract for the expansion of port, rail and mine facilities for BHP Billiton Limited's iron ore mining project in the Pilbara region of Western Australia. Fluor SKM is a joint venture between Fluor Australia Pty Ltd and Sinclair Knight Merz (SKM) in which Fluor Australia Pty Ltd has a 55 percent interest and SKM has the remaining 45 percent interest. The project is being developed in stages, and in 2010 and 2009 the company recognized new awards totaling $826 million and $2.9 billion, respectively, for work released by the client. The company had previously recognized 2008 new awards of $50 million for the initial scope of work.

        The company has evaluated its interest in Fluor SKM and has determined that the company is the primary beneficiary. Accordingly, the company consolidates the accounts of Fluor SKM. For the years ended December 31, 2010 and 2009, the company's results of operations included revenue of $2.4 billion and $1.5 billion. As of December 31, 2010, the carrying values of the assets and liabilities of the Fluor SKM joint venture were $106 million and $130 million, respectively. As of December 31, 2009, the carrying values of the assets and liabilities of the Fluor SKM joint venture were $82 million and $78 million, respectively.

    Eagle P3 Commuter Rail Project

        In August 2010, the company was awarded its $1.7 billion share of the Eagle P3 Commuter Rail Project in the Denver metropolitan area. The project is a public-private partnership between the Regional Transportation District in Denver, Colorado ("RTD") and Denver Transit Partners ("DTP"), a wholly-owned subsidiary of Denver Transit Holdings LLC ("DTH"), a joint venture in which the company has a 10 percent interest, with two additional partners each owning a 45 percent interest. Under the agreement, RTD owns and oversees the addition of railways, facilities and rolling stock for three new commuter and light rail corridors in the Denver metropolitan area. RTD is funding the construction of the railways and facilities through the issuance of $398 million of private activity bonds, as well as from various other sources, including federal grants. RTD advanced the proceeds of the private activity bonds to DTP as a loan that is non-recourse to the company and will be repaid to RTD over the life of the concession agreement. DTP, as concessionaire, will design, build, finance, operate and maintain the railways, facilities and rolling stock under a 35-year concession agreement. The company has determined that DTH is a VIE for which the company does not qualify as the primary beneficiary. DTH is accounted for under the equity method of accounting. Based on contractual documents, the company's maximum exposure to loss relating to its investments in DTH is limited to its future funding commitment of $5 million, plus the carrying value of its investment of $1 million.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The construction of the railways and facilities is being performed through subcontract arrangements by Denver Transit Systems ("DTS") and Denver Transit Constructors ("DTC"), construction joint ventures in which the company has an ownership interest of 50 percent and 40 percent, respectively. The company has determined that DTS and DTC are VIEs for which the company is the primary beneficiary. Therefore, the company consolidates the accounts of DTS and DTC in its financial statements. As of December 31, 2010, the carrying values of the assets and liabilities of DTS and DTC were $124 million and $118 million, respectively. The company has provided certain performance guarantees on behalf of DTS.

    Interstate 495 Capital Beltway Project

        In December 2007, the company was awarded the $1.3 billion Interstate 495 Capital Beltway high-occupancy toll ("HOT") lanes project in Virginia. The project is a public-private partnership between the Virginia Department of Transportation ("VDOT") and Capital Beltway Express LLC, a joint venture in which the company has a 10 percent interest and Transurban (USA) Inc. has a 90 percent interest ("Fluor-Transurban"). Under the agreement, VDOT owns and oversees the addition of traffic lanes, interchange improvements and construction of HOT lanes on 14 miles of the I-495 Capital Beltway in northern Virginia. Fluor-Transurban, as concessionaire, will develop, design, finance, construct, maintain and operate the improvements and HOT lanes under an 80 year concession agreement. The construction is being financed through grant funding from VDOT, non-recourse borrowings from issuance of public tax-exempt bonds, a non-recourse loan from the federal Transportation Infrastructure Finance Innovation Act (TIFIA), which is administered by the U.S. Department of Transportation and equity contributions from the joint venture members.

        The construction of the improvements and HOT lanes are being performed by a construction joint venture in which the company has a 65 percent interest and Lane Construction has a 35 percent interest ("Fluor-Lane"). Transurban (USA) Inc. will perform the operations and maintenance upon completion of the improvements and commencement of operations of the toll lanes.

        The company has also evaluated its interest in Fluor-Lane and has determined that it is the primary beneficiary. Accordingly, the company consolidates the accounts of Fluor-Lane. As of December 31, 2010, the company's financial statements include assets of $175 million and liabilities of $171 million for Fluor-Lane. As of December 31, 2009, the company's financial statements include assets of $134 million and liabilities of $103 million for Fluor-Lane.

        The company has also evaluated its interest in Fluor-Transurban and has determined that it is not the primary beneficiary. Based on contractual documents, the company's maximum exposure to loss relating to its investment in Fluor-Transurban is its future funding commitment of $19 million, plus its investment balance of $3 million. The company will never have repayment obligations associated with any of the debt because it is non-recourse to the joint venture members. The company accounts for its ownership interest in Fluor-Transurban under the equity method of accounting.

    National Roads Telecommunications Services ("NRTS") Project

        In 2005, the company's Industrial & Infrastructure segment was awarded a $544 million project by a joint venture, GeneSYS Telecommunications Limited ("GeneSYS"), in which the company owns a 45 percent interest and HSBC Infrastructure Fund Management Limited owns a 55 percent interest. The project was entered into with the U.K. Secretary of State for Transport (the "Highways Agency") to design, build, maintain and finance a significant upgrade to the integrated transmission network throughout England's motorways. GeneSYS financed the engineering and construction of the upgraded telecommunications infrastructure with approximately $279 million of non-recourse debt (the "term loan facility") from a consortium of lenders (the "Banks") along with joint venture member equity contributions and subordinated debt which were financed during the construction period utilizing equity bridge loans from outside lenders. During September 2007, the joint venture members paid their required permanent

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financing commitments in the amount of $44 million and were issued Subordinated Notes by GeneSYS. These funds were used by GeneSYS to repay the temporary construction term financing including the company's equity bridge loan. In early October 2007, the newly constructed network achieved operational status and was fully accepted by the Highways Agency on December 20, 2007, thereby concluding the engineering and construction phase and entering the operations and maintenance phase of the project. The company has determined that GeneSYS is a VIE for which it is not the primary beneficiary. The company accounts for its investment in GeneSYS under the equity method of accounting.

        Based on contractual documents, the company's maximum exposure to loss relating to GeneSYS is its investment balance of $17 million. The term loan is an obligation of GeneSYS and will never be a debt repayment obligation of the company because it is non-recourse to the joint venture members.

14.   Operations by Business Segment and Geographical Area

        The company provides professional services in the fields of engineering, procurement, construction and maintenance, as well as project management, on a global basis and serves a diverse set of industries worldwide. The five principal operating segments are: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power, as discussed further below.

        The Oil & Gas segment provides design, engineering, procurement, construction and project management professional services for upstream oil and gas production, downstream refining, chemicals and petrochemicals markets.

        The Industrial & Infrastructure segment provides design, engineering, procurement and construction services to the transportation, wind power, mining and metals, life sciences, telecommunications, manufacturing, commercial and institutional development, microelectronics and healthcare sectors. The revenue of a single customer of both the Industrial & Infrastructure and Global Services segments amounted to 12 percent of the company's consolidated revenue during the year ended December 31, 2010. Nearly all of the work in 2010 was executed by the Industrial & Infrastructure segment and contained a high content of customer furnished materials which reduced segment profit margin. In addition, much of the work performed for the customer was under a joint venture that was consolidated by the company.

        The Government segment provides engineering, construction, logistics support, contingency response and management and operations services to the U.S. government. The percentage of the company's consolidated revenue from work performed for various agencies of the U.S. government was 15 percent during the year ended December 31, 2010.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Information by Segment

	Year Ended December 31,
	2010	2009	2008

(in millions)
External revenue
Oil & Gas	$7,740.0	$11,826.9	$12,946.3
Industrial & Infrastructure	6,867.2	4,820.6	3,470.3
Government	3,038.0	1,983.2	1,319.9
Global Services	1,508.6	1,578.1	2,244.6
Power	1,695.5	1,781.5	2,344.8

Total external revenue	$20,849.3	$21,990.3	$22,325.9

Segment profit (loss)
Oil & Gas	$344.0	$729.7	$723.8
Industrial & Infrastructure	(169.7)	140.4	208.2
Government	142.2	116.8	52.2
Global Services	133.3	106.6	190.3
Power	170.9	157.7	114.4

Total segment profit	$620.7	$1,251.2	$1,288.9

Depreciation and amortization of fixed assets
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	4.5	5.7	3.8
Government	7.4	3.2	2.6
Global Services	108.3	99.0	85.9
Power	—	—	—
Corporate and other	69.2	72.9	69.3

Total depreciation and amortization of fixed assets	$189.4	$180.8	$161.6

Total assets
Oil & Gas	$986.3	$972.3	$1,209.7
Industrial & Infrastructure	534.9	675.9	535.6
Government	1,070.4	660.3	326.4
Global Services	823.9	744.5	715.2
Power	97.2	171.0	178.1
Corporate and other*	4,102.2	3,954.5	3,458.6

Total assets	$7,614.9	$7,178.5	$6,423.6

Capital expenditures
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	5.9	7.0	10.2
Government	16.2	9.1	5.8
Global Services	185.5	155.9	173.4
Power	—	—	—
Corporate and other	57.8	61.1	110.2

Total capital expenditures	$265.4	$233.1	$299.6

*
Includes the impact of adopting Financial Accounting Standards Board Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (ASC 470-20).
  •
  Industrial & Infrastructure.  Segment profit for 2010 included pre-tax charges of $343 million on the Greater Gabbard Project. Segment profit for 2010 also included a pre-tax charge of $95 million for

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    a completed infrastructure joint venture project in California. Both of these projects are discussed further in "— Industrial & Infrastructure" and "12. Contingencies and Commitments" above.

    Segment profit for 2008 included a pre-tax gain of $79 million from the sale of a joint venture interest in the Greater Gabbard Project.

  •
  Global Services.  Segment profit for 2009 included the impact of a $45 million pre-tax charge for the uncollectability of a client receivable for a paper mill project.

  •
  Power.  Segment profit for 2010 included pre-tax charges of $91 million on a gas-fired power project in Georgia for estimated additional costs to complete the project.

        Effective January 1, 2010, the company moved its power services business to the Power segment from the Global Services segment. The operating results and total assets presented above have been recast to reflect this change.

Enterprise-Wide Disclosures

	External Revenue Year Ended December 31,			Total Assets As of December 31,
	2010	2009	2008	2010	2009

(in millions)
United States	$7,640.8	$10,792.6	$11,390.9	$4,255.1	$4,252.9
Canada	2,422.0	709.0	1,008.3	915.9	509.5
Asia Pacific (includes Australia)	3,325.4	2,898.4	1,991.4	534.5	521.1
Europe	3,030.1	3,910.5	4,337.5	1,421.9	1,469.8
Central and South America	1,687.1	1,379.5	1,428.4	143.5	54.1
Middle East and Africa	2,743.9	2,300.3	2,169.4	344.0	371.1

Total	$20,849.3	$21,990.3	$22,325.9	$7,614.9	$7,178.5

Reconciliation of Segment Information to Consolidated Amounts

	Year Ended December 31,
	2010	2009	2008

(in millions)
Total segment profit	$620.7	$1,251.2	$1,288.9
Corporate general and administrative expense*	(156.3)	(178.5)	(229.7)
Interest income, net*	10.6	14.2	48.2
Earnings attributable to noncontrolling interests	84.6	49.9	34.3

Earnings before taxes	$559.6	$1,136.8	$1,141.7

*
Includes the impact of adopting Financial Accounting Standards Board Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (ASC 470-20).

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Operating (Income) and Expense

        The following table summarizes non-operating (income) and expense items reported in corporate general and administrative expense:

	Year Ended December 31,
	2010	2009	2008

(in millions)
Loss on sale of building	$—	$—	$16.4
Other items*	1.6	1.7	1.4

Total	$1.6	$1.7	$17.8

*
Includes the impact of adopting Financial Accounting Standards Board Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (ASC 470-20).

15.   Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

(in millions, except per share amounts)
Year ended December 31, 2010
Revenue	$4,918.9	$5,152.1	$5,511.5	$5,266.8
Cost of revenue	4,658.3	4,868.4	5,449.7	5,167.7
Earnings before taxes(1)(2)	233.1	259.1	24.9	42.5
Net earnings (loss)(1)(2)	153.7	178.4	(30.1)	139.1
Net earnings (loss) attributable to Fluor Corporation(1)	136.6	157.4	(53.6)	117.1
Earnings (loss) per share(1)
Basic	$0.77	$0.88	$(0.30)	$0.66
Diluted	0.76	0.87	(0.30)	0.65
Year ended December 31, 2009
Revenue	$5,797.9	$5,292.6	$5,420.5	$5,479.3
Cost of revenue	5,448.6	4,975.6	5,108.1	5,156.9
Earnings before taxes(1)(2)	328.5	278.3	265.9	264.1
Net earnings(1)(2)	221.3	176.3	174.0	161.3
Net earnings attributable to Fluor Corporation(1)	204.8	169.3	162.1	148.7
Earnings per share(1)(3)
Basic	$1.13	$0.94	$0.90	$0.83
Diluted	1.12	0.93	0.89	0.82

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
Includes the impact of adopting FSP Emerging Issues Task Force 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45).

        Net earnings in the second and fourth quarter of 2010 included pre-tax charges of $51 million (or $0.18 per diluted share) and $28 million (or $0.10 per diluted share), respectively, on a gas-fired power project in Georgia. Net earnings in the third quarter of 2010 included a pre-tax charge of $95 million (or $0.33 per diluted share) for the completed infrastructure joint venture project in California, as well as a pre-tax charge of $163 million (or $0.92 per diluted share) on the Greater Gabbard Project. Net earnings in the fourth quarter of 2010 included an additional $180 million pre-tax charge (or $0.89 per diluted share) for the Greater Gabbard Project. The completed infrastructure joint venture project and the Greater Gabbard Project are discussed in "12. Contingencies and Commitments" above.

        Net earnings and Net earnings attributable to Fluor Corporation in 2010 included a $152 million ($0.84 per diluted share) tax benefit for a worthless stock deduction from the tax restructuring of a foreign subsidiary. A significant portion of this tax benefit resulted from the financial impact of the 2010 Greater Gabbard Project charges on the foreign subsidiary.

        Net earnings in the third quarter of 2009 included a pre-tax charge of $45 million ($0.15 per diluted share) for the non-collectability of a client receivable for a paper mill in the Global Services segment.