Form 10-Q
period 2011-03-31
FLUOR CORP
filed 2011-05-05
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 29, 2011, 174,281,706 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

March 31, 2011

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010

TOTAL REVENUE	$5,057,776	$4,918,855

TOTAL COST OF REVENUE	4,787,543	4,658,297

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	33,825	30,908
Interest expense	2,549	3,172
Interest income	(7,219)	(6,610)

Total cost and expenses	4,816,698	4,685,767

EARNINGS BEFORE TAXES	241,078	233,088
INCOME TAX EXPENSE	79,865	79,416

NET EARNINGS	161,213	153,672

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(21,502)	(17,037)

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$139,711	$136,635

EARNINGS PER SHARE
BASIC	$0.79	$0.77

DILUTED	$0.78	$0.76

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	175,819	178,163

DILUTED	179,022	180,769

DIVIDENDS DECLARED PER SHARE	$0.125	$0.125

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	March 31, 2011	December 31, 2010

ASSETS

Current assets
Cash and cash equivalents ($355,002 and $381,479 related to variable interest entities (“VIEs”))	$2,191,665	$2,134,997
Marketable securities, current	154,102	193,279
Accounts and notes receivable, net ($142,098 and $107,990 related to VIEs)	1,221,143	1,215,007
Contract work in progress ($110,808 and $86,832 related to VIEs)	1,453,755	1,470,897
Deferred taxes	108,383	134,773
Other current assets	321,348	413,872

Total current assets	5,450,396	5,562,825

Marketable securities, noncurrent	309,030	279,080
Property, plant and equipment (net of accumulated depreciation of $925,847 and $902,675)	865,352	866,343
Investments and goodwill	247,652	222,755
Deferred taxes	198,245	214,317
Deferred compensation trusts	322,821	313,466
Other	156,712	156,137

TOTAL ASSETS	$7,550,208	$7,614,923

LIABILITIES AND EQUITY

Current liabilities
Trade accounts payable ($141,835 and $118,481 related to VIEs)	$1,416,084	$1,432,502
Convertible senior notes	65,187	96,692
Advance billings on contracts ($335,419 and $354,170 related to VIEs)	1,212,678	1,074,996
Accrued salaries, wages and benefits ($44,667 and $30,406 related to VIEs)	580,118	564,695
Other accrued liabilities	259,869	354,498

Total current liabilities	3,533,936	3,523,383

Long-term debt due after one year	17,763	17,759
Noncurrent liabilities	549,851	545,156
Contingencies and commitments

Equity
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 174,413,358 and 176,425,158 shares in 2011 and 2010, respectively	1,744	1,764
Additional paid-in capital	340,097	561,589
Accumulated other comprehensive loss	(153,283)	(176,311)
Retained earnings	3,227,008	3,109,957

Total shareholders’ equity	3,415,566	3,496,999

Noncontrolling interests	33,092	31,626

Total equity	3,448,658	3,528,625

TOTAL LIABILITIES AND EQUITY	$7,550,208	$7,614,923

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(in thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$161,213	$153,672
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	48,477	45,948
Amortization of intangibles	328	371
Restricted stock and stock option amortization	11,825	9,630
Deferred compensation trust	(9,354)	(8,815)
Deferred compensation obligation	11,560	8,509
Deferred taxes	29,252	(404)
Stock plans tax benefit	(11,002)	(359)
Retirement plan accrual, net of contributions	5,631	7,716
Changes in operating assets and liabilities	106,138	(486,080)
Equity in (earnings) of investees, net of dividends	7,013	17,124
Other items	9,452	6,621

Cash provided (utilized) by operating activities	370,533	(246,067)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of marketable securities	(175,589)	(197,681)
Proceeds from the sales and maturities of marketable securities	183,014	479,886
Capital expenditures	(55,632)	(47,998)
Proceeds from disposal of property, plant and equipment	12,883	9,578
Investments in partnerships and joint ventures	(1,826)	(2,783)
Other items	3,762	(4,957)

Cash provided (utilized) by investing activities	(33,388)	236,045

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common stock	(245,585)	(17,071)
Dividends paid	(22,789)	(22,555)
Repayment of convertible debt	(31,505)	(10,080)
Distributions paid to noncontrolling interests	(27,171)	(17,247)
Capital contribution by joint venture partner	49	1,000
Taxes paid on vested restricted stock	(18,322)	(6,495)
Stock options exercised	20,214	527
Stock plans tax benefit	11,002	359
Other items	(1,330)	(1,310)

Cash utilized by financing activities	(315,437)	(72,872)

Effect of exchange rate changes on cash	34,960	4,855

Increase (decrease) in cash and cash equivalents	56,668	(78,039)

Cash and cash equivalents at beginning of period	2,134,997	1,687,028

Cash and cash equivalents at end of period	$2,191,665	$1,608,989

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                   The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2010 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of March 31, 2011 and its consolidated results of operations and cash flows for the three months ended March 31, 2011 and 2010. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

Certain 2010 amounts have been reclassified to conform with the 2011 presentation.

(2)                   Recent Accounting Pronouncements

In the first quarter of 2011, the company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends certain guidance in Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple Element Arrangements.” ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The adoption of ASU 2009-13 did not have an impact on the company’s financial position, results of operations or cash flows.

(3)                   The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010

Net earnings	$161,213	$153,672
Unrealized gain (loss) on debt securities(1)	(313)	317
Unrealized gain on derivative contracts (2)	4,012	238
Foreign currency translation adjustment (3)	18,958	937
Ownership share of equity method investee’s other comprehensive gain (loss)(4)	1,153	(2,509)
Pension plan adjustment (5)	(782)	11,170

Comprehensive income	184,241	163,825

Comprehensive income attributable to noncontrolling interests	(21,502)	(17,037)

Comprehensive income attributable to Fluor Corporation	$162,739	$146,788

(1)      Net of a deferred tax benefit of $0.2 million and deferred tax expense of $0.2 million during the three months ended March 31, 2011 and 2010, respectively.

(2)      Net of deferred tax expense of $1.1 million and $0.1 million during the three months ended March 31, 2011 and 2010, respectively.

(3)      Net of deferred tax expense of $11.4 million and $0.5 million during the three months ended March 31, 2011 and 2010, respectively.

(4)      Net of deferred tax expense of $0.5 million and a deferred tax benefit of $1.5 million during the three months ended March 31, 2011 and 2010, respectively.

(5)      Net of a deferred tax benefit of $0.5 million and deferred tax expense of $6.7 million during the three months ended March 31, 2011 and 2010, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(4)                   The effective tax rate, based on the company’s actual operating results for the three months ended March 31, 2011 and 2010, was 33.1 percent and 34.1 percent, respectively. The effective tax rate was lower for the three month period ending March 31, 2011 due to increased earnings attributable to noncontrolling interests related to joint ventures and partnerships for which taxes are not paid by the company.

The company conducts business globally and, as a result, the company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the United Kingdom and the United States. Although the company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and unfavorably. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.

(5)                   Cash paid for interest was $0.9 million and $2.9 million for the three months ended March 31, 2011 and 2010, respectively. Income tax payments, net of receipts, were $25.7 million and $26.3 million during the three-month periods ended March 31, 2011 and 2010, respectively.

(6)                   Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three months ended March 31, 2011 and 2010 are presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010

Net earnings attributable to Fluor Corporation	$139,711	$136,635

Basic EPS:
Weighted average common shares outstanding	175,819	178,163

Basic earnings per share	$0.79	$0.77

Diluted EPS:
Weighted average common shares outstanding	175,819	178,163

Diluted effect:
Employee stock options and restricted stock units and shares	1,723	1,169
Conversion equivalent of dilutive convertible debt	1,480	1,437
Weighted average diluted shares outstanding	179,022	180,769

Diluted earnings per share	$0.78	$0.76

Anti-dilutive securities not included above	289	1,185

In the first quarter of 2011, the company repurchased and cancelled 3,500,000 shares of the company’s common stock for $246 million under its stock repurchase program. Subsequently, in April 2011, the company repurchased and cancelled 1,613,800 shares of the company’s common stock for $113 million under its stock repurchase program pursuant to a Rule 10b5-1 trading plan.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(7)                   The following table presents, for each of the fair value hierarchy levels required under Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (ASC 820-10), the company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	March 31, 2011						December 31, 2010
	Fair Value Measurements Using						Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
Cash and cash equivalents	$49,479	$49,479	(1)	$—		$—	$43,794	$20,498	(1)	$23,296	(2)	$—
Marketable securities, current	106,282	—		106,282	(2)	—	141,192	—		141,192	(2)	—
Deferred compensation trusts	75,120	75,120	(3)	—		—	73,916	73,916	(3)	—		—
Marketable securities, noncurrent	309,030	—		309,030	(4)	—	279,080	—		279,080	(4)	—
Derivative assets(5)
Commodity swap forward contracts	10,810	—		10,810		—	5,138	—		5,138		—
Foreign currency contracts	958	—		958		—	731	—		731		—

Liabilities:
Derivative liabilities(5)
Commodity swap forward contracts	$22	$—		$22		$—	$64	$—		$64		$—
Foreign currency contracts	1,563	—		1,563		—	2,527	—		2,527		—

(1)      Consists of registered money market funds valued at fair value. These investments represent the net asset value of the shares of such funds as of the close of business at the end of the period.

(2)      Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities, commercial paper and other debt securities which are valued at the last reported sale price on the last business day at the end of the period. Securities not traded on the last business day are valued at the last reported bid price.

(3)      Consists of registered money market funds and an equity index fund valued at fair value. These investments represent the net asset value of the shares of such funds as of the close of business at the end of the period.

(4)      Consists of investments in U.S. agency securities, U.S. Treasury securities, international government and government-related securities, corporate debt securities and other debt securities with maturities ranging from one to five years which are valued at the last reported sale price on the last business day at the end of the period. Securities not traded on the last business day are valued at the last reported bid price.

(5)      See Note 8 for the classification of commodity swap forward contracts and foreign currency contracts on the Condensed Consolidated Balance Sheet. Commodity swap forward contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows. Foreign currency contracts are estimated by obtaining quotes from brokers.

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts and derivative assets and liabilities. The available-for-sale securities are made up of the following security types as of March 31, 2011: money market funds of $49 million, U.S. agency securities of $159 million, U.S. Treasury securities of $42 million, corporate debt securities of $202 million, commercial paper of $5 million and other securities of $8 million. As of December 31, 2010, available-for-sale securities consisted of money market funds of $20 million, U.S. agency securities of $155 million, U.S. Treasury securities of $59 million, corporate debt securities of $196 million, commercial paper of $26 million and other securities of $8 million. The amortized cost of these available-for-sale securities is not materially different than the fair value. During the three months ended

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

March 31, 2011 and 2010, proceeds from the sale of available-for-sale securities were $149 million and $125 million, respectively.

The estimated fair values of the company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash and cash equivalents(1)	$2,142,186	$2,142,186	$2,091,203	$2,091,203
Marketable securities, current(2)	47,820	47,820	52,087	52,087
Notes receivable, including noncurrent portion	42,543	42,543	44,789	44,789
Liabilities:
1.5% Convertible Senior Notes	65,187	176,364	96,692	230,214
5.625% Municipal Bonds	17,763	17,885	17,759	18,039

(1)      Consists of bank deposits.

(2)      Consists of held-to-maturity time deposits.

Fair values were determined as follows:

•              The carrying amounts of cash and cash equivalents, marketable securities, current and notes receivable that are current approximate fair value because of the short-term maturity of these instruments. Amortized cost is not materially different from the fair value.

•              Notes receivable classified as noncurrent are carried at net realizable value which approximates fair value.

•              The fair value of the Convertible Senior Notes and Municipal Bonds are estimated based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same maturities.

(8)                   The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts and currency risk associated with intercompany transactions, may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally mitigates the risk by utilizing derivative instruments. These instruments are designated as either fair value or cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC 815). The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the derivative instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the derivative instruments’ gains or losses due to changes in fair value are recorded as a component of accumulated other comprehensive income (loss) (“OCI”) and are reclassified into earnings when the hedged items settle. Any ineffective portion of a derivative instrument’s change in fair value is recognized in earnings immediately. The company does not enter into derivative instruments or hedging activities for speculative or trading purposes.

As of March 31, 2011, the company had total gross notional amounts of $157 million of foreign exchange forward contracts and $36 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations and

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

intercompany transactions. The foreign exchange forward contracts are of varying duration, none of which extend beyond December 2011. The commodity swap forward contracts are of varying duration, none of which extend beyond four years. The impact to earnings due to hedge ineffectiveness was immaterial for the three months ended March 31, 2011 and 2010, respectively.

The fair values of derivatives designated as hedging instruments under ASC 815 as of March 31, 2011 and December 31, 2010 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	March 31, 2011	December 31, 2010	Balance Sheet Location	March 31, 2011	December 31, 2010

Commodity swaps	Other current assets	$7,697	$3,675	Other accrued liabilities	$—	$32
Foreign currency forwards	Other current assets	958	731	Other accrued liabilities	1,563	2,527
Commodity swaps	Other assets	3,113	1,463	Noncurrent liabilities	22	32

Total derivatives		$11,768	$5,869		$1,585	$2,591

The effect of derivative instruments on the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2011 and 2010 was as follows:

		Three Months Ended March 31,
		2011	2010
Fair Value Hedges (in thousands)	Location of Gain Recognized in Earnings	Amount of Gain Recognized in Earnings	Amount of Gain Recognized in Earnings

Foreign currency forwards	Total cost of revenue	$—	$2,652
Foreign currency forwards	Corporate general and administrative expense	374	348

Total		$374	$3,000

The amount of gain recognized in earnings on derivatives for the fair value hedges noted in the table above offsets the amount of loss recognized in earnings on the hedged items in the same locations on the Condensed Consolidated Statement of Earnings.

	Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010
Cash Flow Hedges (in thousands)	Amount of Gain Recognized in OCI	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings

Commodity swaps	$4,133	$(427)	Total cost of revenue	$560	$(213)
Foreign currency forwards	65	158	Total cost of revenue	(374)	(264)

Total	$4,198	$(269)		$186	$(477)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(9)                   Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan		Non-U.S. Pension Plans
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2011	2010	2011	2010

Service cost	$8,960	$9,167	$2,866	$2,682
Interest cost	9,193	9,604	8,567	8,037
Expected return on assets	(10,156)	(10,599)	(10,554)	(9,389)
Amortization of prior service cost	(47)	—	—	—
Recognized net actuarial loss	3,497	4,691	1,718	2,096

Net periodic pension expense	$11,447	$12,863	$2,597	$3,426

The company currently expects to fund approximately $50 million to $90 million into its defined benefit pension plans during 2011, which is expected to be in excess of the minimum funding required. During the three months ended March 31, 2011, contributions of approximately $8 million were made by the company.

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(10)             In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2010 and first quarter of 2011 and the Notes were therefore classified as short-term debt. During the three months ended March 31, 2011, holders converted $32 million of the Notes in exchange for the principal balance owed in cash plus 692,435 shares of the company’s common stock. Subsequently, in April 2011, holders converted an additional $26 million of Notes in exchange for the principal balance owed in cash plus 577,272 shares of the company’s common stock. During the three months ended March 31, 2010, holders converted $10 million of the Notes in exchange for the principal balance owed in cash plus 133,982 shares of the company’s common stock.

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

The following table presents information related to the liability and equity components of the Notes:

(in thousands)	March 31, 2011	December 31, 2010

Carrying value of the equity component	$20,434	$21,181

Principal amount and carrying value of the liability component	$65,187	$96,692

During the first quarter of 2011, the conversion rate was adjusted in accordance with the indenture. The Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 36.2815 shares per each $1,000 principal amount of Notes. Interest expense for the first quarter of 2011 and 2010 includes original coupon interest of $0.3 million and $0.4 million, respectively. The effective interest rate on the liability component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized. There was no debt discount amortization for the three months ended March 31, 2011 and 2010. The if-converted value of $174 million was in excess of the principal value as of March 31, 2011.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

As of March 31, 2011, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)             The company’s executive and director stock plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2010. Restricted stock units of 282,312 and 819,186 were granted to executives in the first quarter of 2011 and 2010, respectively, at weighted-average per share prices of $70.76 and $42.75, respectively. For the company’s executives, the restricted units and shares granted in 2011 and 2010 vest ratably over three years. For the company’s directors, other than the initial grant that the directors received upon joining the Board of Directors which vests ratably over a five year period, the restricted units and shares granted in 2011 and 2010 vest or vested on the first anniversary of the grant. During the first quarter of 2011 and 2010, options for the purchase of 548,391 shares at a weighted-average exercise price of $70.76 per share and 1,135,362 shares at a weighted-average exercise price of $42.75 per share, respectively, were awarded to executives. The options granted in 2011 and 2010 vest ratably over three years. The options expire ten years after the grant date.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three months ended March 31, 2011 and 2010, earnings attributable to noncontrolling interests were $21.7 million and $17.4 million, respectively, and the related tax effect was $0.2 million and $0.4 million, respectively. Distributions paid to noncontrolling interests were $27.2 million and $17.2 million for the three months ended March 31, 2011 and 2010, respectively. Capital contributions by noncontrolling interests were $1.0 million for the three months ended March 31, 2010.

(13)             The company and certain of its subsidiaries are involved in litigation in the ordinary course of business. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred cost is probable under ASC 605-35-25, and when the claim will result in additional contract revenue and the amount of the claim can be reliably estimated. Recognized claims against clients amounted to $242 million and $209 million as of March 31, 2011 and December 31, 2010, respectively, and are primarily included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that claim recoveries will have a material adverse effect on its consolidated financial position or results of operations.

As of March 31, 2011, a number of matters were in the litigation and dispute resolution process.  The following discussion provides a background and current status of the more significant of these matters:

Greater Gabbard Offshore Wind Farm Project

The company is involved in a dispute in connection with the Greater Gabbard Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client’s offshore wind farm project in the United Kingdom. The dispute relates to the company’s claim for additional compensation for schedule and cost impacts arising from delays in the fabrication of monopiles and transition pieces, along with certain disruption and productivity issues associated with construction activities and weather-related delays. The company believes these schedule and cost impacts are attributable to the client and other third parties.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

As of March 31, 2011, the company had recorded $209 million of claim revenue related to this issue for costs incurred to date. Significant additional project costs related to the claim are expected to be incurred in future quarters and, as a result, claim revenue will increase during the life of the project.  The company believes the ultimate recovery of incurred and future costs related to the claim is probable under ASC 605-35-25. The company will continue to periodically evaluate its position and the amount recognized in revenue with respect to this claim. As of March 31, 2011, the client had also withheld $112 million for liquidated damages related to the dispute. Additional amounts are expected to be withheld up to a contractual maximum of approximately $150 million. Should the company not be successful in its pursuit of schedule relief related to certain delays covered by the claim, the liquidated damages not recovered from the client could result in a charge to earnings, as would any unrecovered claim amounts.

Embassy Projects

The company constructed 11 embassy projects for the U.S. Department of State under fixed-price contracts. Some of these projects were adversely impacted by higher costs due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased costs to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of March 31, 2011, all embassy projects were complete, with some warranty items still pending.

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

 (14)          In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain consolidated and unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties,

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of March 31, 2011 were estimated to be $5.6 billion. The company assessed its performance guarantee obligation as of March 31, 2011 and December 31, 2010 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (ASC 460) and the carrying value of its liability was not material.

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

In accordance with ASC 810, as amended, the company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a VIE. The company considers a partnership or joint venture a VIE if (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the partnership or joint venture is a VIE. The majority of the company’s partnerships and joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support.

The company also performs a qualitative assessment of each VIE to determine if the company is its primary beneficiary, as required by ASC 810, as amended. The company concludes that it is the primary beneficiary and consolidates the VIE if the company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if the company is the primary beneficiary. The company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. As required by ASC 810, management’s assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used, whereby the company recognizes its proportionate share of revenue, cost and segment profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet. The equity and cost methods of accounting for the investments are also used, depending on the company’s respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The aggregate investment carrying value of the unconsolidated VIEs was $98 million and $84 million as of March 31, 2011 and December 31, 2010, respectively, and was classified under “Investments” in the Condensed Consolidated Balance Sheet. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of March 31, 2011 for the unconsolidated VIEs were $38 million.

In some cases, the company is required to consolidate certain VIEs. The carrying values of the assets and liabilities associated with the operations of the consolidated VIEs as of March 31, 2011 were $693 million and $565 million, respectively. The

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

carrying values of the assets and liabilities associated with the operations of the consolidated VIEs as of December 31, 2010 were $676 million and $550 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company. As of March 31, 2011, the carrying value of the assets and liabilities of the Fluor SKM joint venture, formed for the execution of an iron ore joint venture project in Western Australia, were $127 million and $142 million, respectively. As of December 31, 2010, the carrying value of the assets and liabilities of the Fluor SKM joint venture were $106 million and $130 million, respectively. The company’s results of operations include revenue related to the Fluor SKM joint venture of $424 million and $577 million for the three months ended March 31, 2011 and 2010, respectively. None of the other consolidated VIEs are individually material to the company’s results of operations, financial position or cash flows.

 (16)          Operating information by segment is as follows:

	Three Months Ended March 31,
External Revenue (in millions)	2011	2010

Oil & Gas	$1,656.1	$2,139.4
Industrial & Infrastructure	1,993.1	1,243.4
Government	818.5	662.8
Global Services	378.5	339.1
Power	211.6	534.2

Total external revenue	$5,057.8	$4,918.9

	Three Months Ended March 31,
Segment Profit (in millions)	2011	2010

Oil & Gas	$61.8	$92.3
Industrial & Infrastructure	92.1	31.7
Government	34.1	35.3
Global Services	31.0	27.4
Power	29.5	56.5

Total segment profit	$248.5	$243.2

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended March 31,
Reconciliation of Segment Profit to Earnings Before Taxes (in millions)	2011	2010

Total segment profit	$248.5	$243.2
Corporate general and administrative expense	(33.8)	(30.9)
Interest income, net	4.7	3.4
Earnings attributable to noncontrolling interests	21.7	17.4

Earnings before taxes	$241.1	$233.1

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Total assets by segment are as follows:

Total assets (in millions)	March 31, 2011	December 31, 2010

Oil & Gas	$947.4	$986.3
Industrial & Infrastructure	693.7	534.9
Government	995.1	1,070.4
Global Services	821.8	823.9
Power	98.8	97.2

The increase in total assets for the Industrial & Infrastructure segment was primarily due to an increase in working capital for project execution activities.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, the Condensed Consolidated Financial Statements and notes and the company’s December 31, 2010 annual report on Form 10-K.  For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected revenue and earnings levels, cash flow and liquidity, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature. We wish to caution readers that forward-looking statements, including disclosures which use words such as the company “believes,” “anticipates,” “expects,” “estimates” and similar statements are subject to various risks and uncertainties which could cause actual results of operations to differ materially from expectations. Factors potentially contributing to such differences include, among others:

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

•                  The financial viability and concentration of our clients, subcontractors, suppliers and joint venture or teaming partners;

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

•                  Repercussions of severe weather conditions, including weather related delays, that may significantly affect operations, result in higher cost or subject the company to liability claims by our clients;

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

•                  Failure to maintain safe work sites;

•                  Liabilities arising from faulty engineering services;

•                  The impact of anti-bribery and international trade laws and regulations;

•                  Possible limitations of bonding or letter of credit capacity;

•                  The impact of past and future environmental, health and safety regulations;

•                  The company’s ability to secure appropriate insurance;

•                  The company’s ability to identify and successfully integrate acquisitions;

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

Additional information concerning these and other factors can be found in our press releases as well as our periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. Risk Factors” in this Form    10-Q as well as the company’s Form 10-K filed February 23, 2011. These filings are available publicly on the SEC’s website at http://www.sec.gov, on Fluor’s website at http://investor.fluor.com or upon request from Fluor’s Investor Relations Department at (469) 398-7220. Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Consolidated revenue for the three months ended March 31, 2011 increased 3 percent to $5.1 billion from $4.9 billion for the three months ended March 31, 2010. Revenue increases in the Industrial & Infrastructure, Government and Global Services segments were largely offset by revenue decreases in the Oil & Gas and Power segments.

Net earnings attributable to Fluor Corporation were $140 million or $0.78 per diluted share for the three months ended March 31, 2011, compared to net earnings attributable to Fluor Corporation of $137 million or $0.76 per diluted share for the corresponding period of 2010. This increase in net earnings was primarily due to improved performance on Industrial & Infrastructure projects in the mining and metals and infrastructure business lines offset by lower earnings in Oil & Gas and Power. The Oil & Gas segment’s first quarter 2011 results were impacted by lower volume and associated earnings due to reduced project execution activities as a number of large projects that were awarded in 2007 and 2008 have been completed or are near completion and work from the significant new award activity in the latter part of 2010 was still ramping up. The Power segment contributed lower earnings for the three months ended March 31, 2011 compared to the same period in the prior year primarily due to lower contributions from the Oak Grove coal-fired power project that was completed in 2010.

The global recession continues to impact the near-term capital investment plans of many of the company’s clients across all of the company’s segments except the Government and Industrial & Infrastructure segments. The timing of the expected recovery for the businesses impacted by the recession remains uncertain, though there are some signs of recovery in the Oil & Gas segment as demonstrated by significant new award activity in the latter part of 2010 and a corresponding increase in the segment’s backlog as of March 31, 2011 compared to March 31, 2010. The global recession has also resulted in a highly competitive business environment that has put increased pressure on margins. This trend is expected to continue and, in certain cases, may result in more lump-sum project execution for the company. In some instances, margins are being negatively impacted by the change in the mix of work performed (e.g., a higher content of mining and metals project execution activities, which generally earn lower margins than other projects).

The effective tax rate, based on the company’s actual operating results for the three months ended March 31, 2011 and 2010, was 33.1 percent and 34.1 percent, respectively. The lower effective tax rate for the three month period ending March 31, 2011 was primarily attributable to increased earnings attributable to noncontrolling interests related to joint ventures and partnerships for which taxes are not paid by the company.

Consolidated new awards were $6.2 billion for the three months ended March 31, 2011 compared to new awards of $3.4 billion for the three months ended March 31, 2010. This increase in new awards was driven by the strength of the mining and metals business line in the Industrial & Infrastructure segment. Approximately 86 percent of consolidated new awards for the three months ended March 31, 2011 were for projects located outside of the United States.

Consolidated backlog as of March 31, 2011 was $37.2 billion compared to $25.7 billion as of March 31, 2010. The increase in backlog was primarily the result of the strength of the mining and metals business line in the Industrial & Infrastructure segment and the strong new award activity during the last half of 2010 in the Oil & Gas segment. As of March 31, 2011, approximately 77 percent of consolidated backlog related to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

OIL & GAS

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2011	2010

Revenue	$1,656.1	$2,139.4
Segment profit	61.8	92.3

Revenue and segment profit for the three months ended March 31, 2011 decreased by 23 percent and 33 percent, respectively, compared to the corresponding period in 2010, as a number of large projects that were awarded in 2007 and 2008 have been completed or are near completion. In addition, revenue and segment profit in the current period had yet to fully benefit from some of the significant new award activity in the latter part of 2010 as some of the new work was still ramping up. Segment profit margin of 3.7 percent for the three months ended March 31, 2011 decreased from 4.3 percent for the three months ended March 31, 2010. In the current quarter, the segment experienced lower operating leverage as a result of the contraction in business volume.

New awards in the segment for the three months ended March 31, 2011 were $1.0 billion compared to $1.4 billion for the first quarter of 2010. Backlog as of March 31, 2011 increased 25 percent to $13.6 billion compared to $10.9 billion as of March 31, 2010, primarily driven by strong new award activity in the last half of 2010.

It is anticipated that a highly competitive business environment will continue to put pressure on margins and may result in more lump-sum project execution for the segment. Recovery is expected to be stronger in certain geographic markets, particularly outside the United States and in locations such as the Middle East, Canada, Mexico and Asia.

INDUSTRIAL & INFRASTRUCTURE

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2011	2010

Revenue	$1,993.1	$1,243.4
Segment profit	92.1	31.7

Revenue for the three months ended March 31, 2011 increased 60 percent compared to the first quarter of 2010 primarily due to substantial growth in the mining and metals business line, although the manufacturing and life sciences and infrastructure business lines also reported significant revenue increases. Segment profit of $92.1 million as of March 31, 2011 was almost three times higher than the segment profit in the corresponding period of the prior year primarily because of strength in the mining and metals and infrastructure business lines. Segment profit margin of 4.6 percent for the three months ended March 31, 2011 increased significantly compared to 2.6 percent for the three months ended March 31, 2010, primarily due to improved performance for numerous projects in the infrastructure business line including projects awarded in 2010.

The company is involved in a dispute in connection with the Greater Gabbard Project. As of March 31, 2011, the company had recorded $209 million of claim revenue related to this issue for costs incurred to date. While significant additional project costs related to the claim are expected to be incurred in future quarters, the company believes the ultimate recovery of incurred and future costs related to the claim is probable under ASC 605-35-25. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion.

New awards in the Industrial & Infrastructure segment for the three months ended March 31, 2011 were $3.9 billion compared to $1.0 billion for the first quarter of 2010.  The increase is primarily attributable to the mining and metals business line. Major new awards for the quarter included additional scope for an iron ore joint venture project in Western Australia. Backlog increased 88 percent to $19.8 billion as of March 31, 2011 compared to $10.5 billion as of March 31, 2010, primarily due to substantial new award activity in the mining and metals business line.

Total assets in the Industrial & Infrastructure segment were $694 million as of March 31, 2011 compared to $535 million as of December 31, 2010.  This increase was primarily due to an increase in working capital for project execution activities.

GOVERNMENT

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended March 31
(in millions)	2011	2010

Revenue	$818.5	$662.8
Segment profit	34.1	35.3

Revenue for the three months ended March 31, 2011 increased 23 percent compared to the same period in the prior year primarily due to the execution of Logistics Civil Augmentation Program (“LOGCAP IV”) task orders for the United States Army in Afghanistan, although significant revenue increases were also realized for the Savannah River Site Management and Operating Project in South Carolina and the American Recovery and Reinvestment Act (“ARRA”) funded work at Savannah River. Segment profit margin for the three months ended March 31, 2011 was 4.2 percent compared to 5.3 percent for the three months ended March 31, 2010 principally as a result of favorable project adjustments on certain projects in the prior year period, none of which were individually significant.

New awards in the Government segment were $882 million during the three months ended March 31, 2011 compared to $429 million for the same period in 2010 due to an increase on LOGCAP IV task order activity compared to the first quarter of 2010 and the first six months of a new award to perform decontamination and deconstruction of the gaseous diffusion plant for the Department of Energy in Portsmouth, Ohio. Backlog for the segment was $811 million as of March 31, 2011 compared to $829 million as of March 31, 2010. Backlog at the end of the current period was comparable to the first quarter of 2010 as the current quarter new awards were largely offset by project execution activities related to the ARRA work at Savannah River.

GLOBAL SERVICES

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2011	2010

Revenue	$378.5	$339.1
Segment profit	31.0	27.4

Revenue increased 12 percent for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to the increase in maintenance activities and capital work in the operations and maintenance business line, both domestically and internationally.  The equipment business line also experienced an increase in revenue from the prior period due to the higher volume of work in Afghanistan and Latin America which was partially offset by a reduction in Iraq business activities.

Segment profit increased 13 percent for the first three months of 2011 compared to the first three months of 2010, as the result of growth in the equipment business line’s Afghanistan activities and an increase in the temporary staffing business line’s work in North America. These increases were partially offset by the reduction in segment profit due to the declining volume of work in Iraq in the equipment business line and the continued weakness in the markets of the operations and maintenance business line.

New awards in the Global Services segment were $422 million for the three months ended March 31, 2011 compared to $385 million for the corresponding period in 2010. The increase is primarily attributable to additional work from existing clients in the operations and maintenance business line. Backlog as of March 31, 2011 was $2.2 billion compared to $2.0 billion as of March 31, 2010. Operations and maintenance activities that have yet to be performed comprise Global Services backlog. Short-duration operations and maintenance activities may not contribute to ending backlog. In addition, the equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

POWER

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2011	2010

Revenue	$211.6	$534.2
Segment profit	29.5	56.5

Revenue for the three months ended March 31, 2011 decreased 60 percent compared to the three months ended March 31, 2010 primarily due to the expected reduction in project execution activities on several projects which have reached or are near final completion including the Oak Grove coal-fired power project in Texas for Luminant, gas-fired power plants in Texas and Virginia and a nuclear new build project in Texas, as well as reduced volume on certain other projects progressing toward completion.

Segment profit for the first quarter of 2011 decreased 48 percent compared to the first quarter of 2010 primarily due to the completion in 2010 of the Oak Grove project. Segment profit margin was 13.9 percent for the three months ended March 31, 2011 compared to 10.6 percent for the same period in 2010, primarily due to the net positive impact of adjustments to the forecasts on the two gas-fired power plants in Texas and Virginia as major milestones have been achieved, offset somewhat by lower operating leverage from the retention of key resources to support opportunities for future work.

The Power segment continues to be impacted by delays in obtaining air permits for coal-fired power plants due to concerns over carbon emissions. In addition, the segment’s markets have been impacted by continued weak demand for new power generation. New awards in the Power segment are typically large in amount, but occur on an irregular basis. New awards in the first quarter of 2011 were $57 million compared to $157 million in the first quarter of 2010.  Backlog declined to $812 million as of March 31, 2011 from $1.5 billion as of March 31, 2010, primarily because work performed on the Oak Grove project, gas-fired power plants in Texas and Virginia and the nuclear new build project in Texas was not replaced by new award activity.

OTHER

Corporate general and administrative expense for the three months ended March 31, 2011 was $33.8 million compared to $30.9 million for the first quarter of 2010. This increase was primarily the result of higher stock-based compensation costs.

Net interest income was $4.7 million during the three month period ended March 31, 2011 compared to net interest income of $3.4 million during the corresponding period of 2010.

Income tax expense for the three months ended March 31, 2011 and 2010 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations and access to financial markets. In addition, the company has committed and uncommitted lines of credit totaling $3.8 billion, which may be used for revolving loans, letters of credit and general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $2.4 billion and substantial cash position, is sufficient to fund operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity positions in favorable market conditions. The company’s conservative financial strategy has earned it strong credit ratings, resulting in continued access to the financial markets. As of March 31, 2011, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of March 31, 2011 was 2.4 percent compared to 3.2 percent as of December 31, 2010.

Cash Flows

Cash and cash equivalents were $2.2 billion as of March 31, 2011, essentially level with the $2.1 billion as of December 31, 2010. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.7 billion and $2.6 billion as of March 31, 2011 and December 31, 2010, respectively.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2011 was $371 million compared to cash utilized by operating activities of $246 million during the same period in 2010. Cash provided by operating activities in the 2011 period resulted primarily from earnings sources and a reduction in working capital. The change in working capital is attributable to an increase in advance billings for the Oil & Gas segment as well as a reduction of accounts receivable and contract work in progress in the Government segment. The reduced cash flow from operating activities in the prior year period was attributable to an increase in working capital to support project execution activities in the Government and Industrial and Infrastructure segments. In addition, in the first quarter of 2010 the Government segment experienced an increase in contract work in progress related to certain billing rates and contract modifications that were being negotiated.

The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects, as well as the company’s volume of work and the execution of its projects within budget. Certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. Project working capital requirements will vary by project. The company’s cash position is reduced as customer advances are used in project execution, unless they are replaced by advances on new projects. The company maintains short-term borrowing facilities to satisfy any net operating cash outflows, in the event there is an investment in operating assets that exceeds the projects’ available cash balances.

The company contributed approximately $8 million into its defined benefit plans during the three months ended March 31, 2011. The company expects to fund approximately $50 million to $90 million during 2011, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash utilized by investing activities amounted to $33 million for the three months ended March 31, 2011 while cash provided by investing activities amounted to $236 million for the three months ended March 31, 2010. The primary investing activities included purchases, sales and maturities of marketable securities and capital expenditures.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the three months ended March 31, 2011 and 2010, proceeds from the sales and maturities of marketable securities exceeded purchases by $7 million and $282 million, respectively. The company held current and noncurrent marketable securities of $463 million and $472 million as of March 31, 2011 and December 31, 2010, respectively.

Capital expenditures for the three months ended March 31, 2011 and 2010 primarily related to construction equipment associated with equipment operations in the Global Services segment.

Financing Activities

Cash utilized by financing activities during the three months ended March 31, 2011 and 2010 of $315 million and $73 million, respectively, included company stock repurchases, company dividend payments to shareholders, convertible note repayments and distributions paid to holders of noncontrolling interests.

Cash flows from financing activities in the first quarter of 2011 included the repurchase and cancellation of 3,500,000 shares of the company’s common stock for $246 million under its stock repurchase program. Cash flows from financing activities in the first quarter of 2010 included the repurchase and cancellation of 379,600 shares of the company’s common stock for $17 million under its stock repurchase program. Quarterly cash dividends were declared at a rate of $0.125 per share and are typically paid in the month following the quarter in which they are declared. The payment and amount of future cash dividends are subject to the discretion of the company’s Board of Directors.

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2010 and first quarter of 2011 and the Notes were therefore classified as short-term debt. During the three months ended March 31, 2011, holders converted $32 million of the Notes in exchange for the principal balance owed in cash plus 692,435 shares of the company’s common stock. During the three months ended March 31, 2010, holders converted $10 million of the Notes in exchange for the principal balance owed in cash plus 133,982 shares of the company’s common stock. The Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. The company does not know the timing or principal amount of the remaining Notes that may be presented for conversion in the future. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company’s stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

Distributions paid to holders of noncontrolling interests were $27 million and $17 million during the three months ended March 31, 2011 and 2010, respectively. The increase is primarily due to an iron ore joint venture project in Western Australia. See Note 13 to the annual report on Form 10-K for further discussion of this project.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of other comprehensive loss. Unrealized gains of $35 million in 2011 relate to the effect of exchange rate changes on cash. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses is considered nominal.

Off-Balance Sheet Arrangements

Guarantees and Commitments

On December 14, 2010, the company entered into a $1.2 billion Revolving Performance Letter of Credit Facility Agreement (“Letter of Credit Facility”) that matures in 2015 and an $800 million Revolving Loan and Financial Letter of Credit Facility Agreement (“Revolving Credit Facility”) that matures in 2013. Borrowings on the $800 million Revolving Credit Facility are to bear interest at rates based on the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an applicable borrowing margin. The Letter of Credit Facility may be increased up to an additional $500 million subject to certain conditions.

As of March 31, 2011, the company had a combination of committed and uncommitted lines of credit that totaled $3.8 billion. These lines may be used for revolving loans, letters of credit or general purposes. The committed lines consist of the two new facilities discussed above, as well as a $500 million letter of credit facility that matures in 2014. Letters of credit are provided to clients and other third parties in the ordinary course of business to meet bonding requirements. As of March 31, 2011, $1.4 billion in letters of credit were outstanding under these lines of credit.

The company posts surety bonds as generally required by commercial terms of the contracts, primarily to guarantee its performance on state and local government projects.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain consolidated and unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of March 31, 2011 were estimated to be $5.6 billion. The company assessed its performance guarantee obligation as of March 31, 2011 and December 31, 2010 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (ASC 460) and the carrying value of its liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first quarter of 2011. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2010 remain current.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended March 31,
(in millions)	2011	2010

Backlog — beginning of period	$34,908.7	$26,778.7
New awards	6,195.5	3,359.1
Adjustments and cancellations, net	1,010.6	359.1
Work performed	(4,928.7)	(4,795.8)

Backlog — end of period	$37,186.1	$25,701.1

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

Fluor and its subsidiaries, as part of their normal business activities, are parties to a number of legal proceedings and other matters in various stages of development. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material adverse effect on the consolidated financial position or the results of operations of the company, after giving effect to provisions already recorded.

For information on matters in dispute, see Note 13 to the Condensed Consolidated Financial Statements under Part I, Item 1.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended March 31, 2011 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (2)

January 1, 2011 — January 31, 2011	79	$67.79	—	9,300,000

February 1, 2011 — February 28, 2011	120,647	$69.83	100,000	9,200,000

March 1, 2011 — March 31, 2011	3,452,807	$70.14	3,400,000	5,800,000

Total	3,573,533	$70.13	3,500,000

(1)          Includes 73,533 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans and 3,500,000 shares of company stock repurchased and cancelled by the company during February and March 2011 under its stock repurchase program for total consideration of $245,584,101.

(2)          On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. On August 6, 2008, the Board of Directors increased the number of shares available for repurchase by 4,135,400 shares to account for the company’s two-for-one stock split. On November 4, 2010, the Board of Directors further increased the number of shares available for repurchase by 7,168,800 shares bringing the total number of shares available for repurchase to 12,000,000 shares as of such date. This repurchase program is ongoing and does not have an expiration date.

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

10.3

Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on May 20, 2010).

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

10.14	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q filed on November 4, 2010).

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

10.32

Revolving Loan and Financial Letter of Credit Facility Agreement dated as of December 14, 2010, among Fluor Corporation, the Lenders thereunder, Bank of America, N.A., in its capacity as Administrative Agent and an Issuing Lender, BNP Paribas, in its capacity as Co-Syndication Agent and an Issuing Lender, Citibank, N.A. and Intesa Sanpaolo S.p.A., as Co-Syndication Agents, and ING Bank N.V., Dublin Branch, Wells Fargo Bank, N.A. and Lloyds TSB, as Co-Documentation Agents (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed on February 23, 2011).

10.33

Revolving Performance Letter of Credit Facility Agreement dated as of December 14, 2010, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Co-Syndication Agent and an Issuing Lender, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Bank of Nova Scotia, as Co-Syndication Agents and Banco Santander, S.A., New York Branch and Crédit Agricole Corporate and Investment Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K filed on February 23, 2011).

10.34	Retention Award granted to D. Michael Steuert on August 4, 2010 (incorporated by reference to Exhibit 10.34 to the registrant’s Annual Report on Form 10-K filed on February 23, 2011).

10.35	Retention Award granted to Peter Oosterveer on February 7, 2008.*

10.36	Retention Award granted to Peter Oosterveer on December 11, 2009.*

10.37	Form of Value Driver Incentive Award Agreement (payable in shares) under the Fluor Corporation 2008 Executive Performance Incentive Plan.*

10.38	Form of Option Agreement (with international grant language) under the Fluor Corporation 2008 Executive Performance Incentive Plan.*

10.39	Form of Restricted Stock Unit Agreement (with international grant language) under the Fluor Corporation 2008 Executive Performance Incentive Plan.*

10.40	Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan.*

31.1	Certification of Chief Executive Officer of Fluor Corporation.*

31.2	Certification of Chief Financial Officer of Fluor Corporation.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*  New exhibit filed with this report.

Attached  as  Exhibit  101  to  this  report  are  the  following documents formatted  in  XBRL  (Extensible  Business  Reporting  Language):  (i)  the Condensed Consolidated  Statement  of Earnings for the three months ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010, and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March  31, 2011 and 2010.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 5, 2011	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date:	May 5, 2011	/s/ Gary G. Smalley
Gary G. Smalley
Vice President and Controller