Form 10-Q
period 2011-06-30
FLUOR CORP
filed 2011-08-04
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 29, 2011, 173,806,843 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

June 30, 2011

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

TOTAL REVENUE	$6,033,876	$5,152,121	$11,091,652	$10,070,976

TOTAL COST OF REVENUE	5,727,032	4,868,354	10,514,575	9,526,651

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	31,106	27,827	64,931	58,735
Interest expense	3,558	2,304	6,107	5,476
Interest income	(9,012)	(5,505)	(16,231)	(12,115)

Total cost and expenses	5,752,684	4,892,980	10,569,382	9,578,747

EARNINGS BEFORE TAXES	281,192	259,141	522,270	492,229
INCOME TAX EXPENSE	89,733	80,724	169,598	160,140

NET EARNINGS	191,459	178,417	352,672	332,089

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(25,960)	(21,042)	(47,462)	(38,079)

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$165,499	$157,375	$305,210	$294,010

EARNINGS PER SHARE
BASIC	$0.95	$0.88	$1.75	$1.65

DILUTED	$0.94	$0.87	$1.72	$1.63

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	173,425	178,214	174,622	178,189

DILUTED	175,257	180,688	177,140	180,729

DIVIDENDS DECLARED PER SHARE	$0.125	$0.125	$0.25	$0.25

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	June 30, 2011	December 31, 2010

ASSETS

Current assets
Cash and cash equivalents ($480,982 and $381,479 related to variable interest entities (“VIEs”))	$1,945,965	$2,134,997
Marketable securities, current ($35,060 and $— related to VIEs)	276,962	193,279
Accounts and notes receivable, net ($130,034 and $107,990 related to VIEs)	1,420,967	1,215,007
Contract work in progress ($164,070 and $86,832 related to VIEs)	1,555,825	1,470,897
Deferred taxes	111,223	134,773
Other current assets	281,552	413,872

Total current assets	5,592,494	5,562,825

Marketable securities, noncurrent	265,799	279,080
Property, plant and equipment (net of accumulated depreciation of $937,811 and $902,675)	901,186	866,343
Investments and goodwill	243,790	222,755
Deferred taxes	169,938	214,317
Deferred compensation trusts	322,371	313,466
Other	173,461	156,137

TOTAL ASSETS	$7,669,039	$7,614,923

LIABILITIES AND EQUITY

Current liabilities
Trade accounts payable ($173,805 and $118,481 related to VIEs)	$1,468,624	$1,432,502
Convertible senior notes	25,496	96,692
Advance billings on contracts ($411,433 and $354,170 related to VIEs)	1,152,555	1,074,996
Accrued salaries, wages and benefits ($41,220 and $30,406 related to VIEs)	595,701	564,695
Other accrued liabilities ($63,706 and $46,179 related to VIEs)	298,993	354,498

Total current liabilities	3,541,369	3,523,383

Long-term debt due after one year	17,768	17,759
Noncurrent liabilities	556,319	545,156
Contingencies and commitments

Equity
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 173,803,722 and 176,425,158 shares in 2011 and 2010, respectively	1,738	1,764
Additional paid-in capital	240,354	561,589
Accumulated other comprehensive loss	(127,065)	(176,311)
Retained earnings	3,371,112	3,109,957

Total shareholders’ equity	3,486,139	3,496,999

Noncontrolling interests	67,444	31,626

Total equity	3,553,583	3,528,625

TOTAL LIABILITIES AND EQUITY	$7,669,039	$7,614,923

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(in thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$352,672	$332,089
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	97,675	91,497
Amortization of intangibles	1,942	637
Restricted stock and stock option amortization	19,933	22,960
Deferred compensation trust	(8,904)	7,684
Deferred compensation obligation	9,098	(8,372)
Deferred taxes	37,041	2,047
Stock plans tax benefit	(12,269)	(491)
Retirement plan accrual, net of contributions	16,297	21,227
Changes in operating assets and liabilities	(94,122)	(725,064)
Equity in (earnings) of investees, net of dividends	5,462	22,359
Other items	3,085	6,043

Cash provided (utilized) by operating activities	427,910	(227,384)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of marketable securities	(407,043)	(548,707)
Proceeds from the sales and maturities of marketable securities	335,541	815,849
Capital expenditures	(157,961)	(123,411)
Proceeds from disposal of property, plant and equipment	28,691	16,784
Investments in partnerships and joint ventures	(4,161)	(5,054)
Proceeds from the sale of assets	11,016	—
Other items	2,363	(3,636)

Cash provided (utilized) by investing activities	(191,554)	151,825

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common stock	(358,655)	(17,071)
Dividends paid	(43,911)	(45,072)
Repayment of convertible debt	(71,196)	(10,147)
Distributions paid to noncontrolling interests	(40,545)	(33,280)
Capital contributions from joint venture partners	22,589	1,000
Repayment of corporate-owned life insurance loans	—	(32,163)
Taxes paid on vested restricted stock	(18,627)	(6,763)
Stock options exercised	25,343	1,631
Stock plans tax benefit	12,269	491
Other items	(3,122)	(4,156)

Cash utilized by financing activities	(475,855)	(145,530)

Effect of exchange rate changes on cash	50,467	(28,821)

Decrease in cash and cash equivalents	(189,032)	(249,910)

Cash and cash equivalents at beginning of period	2,134,997	1,687,028

Cash and cash equivalents at end of period	$1,945,965	$1,437,118

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)      The Condensed Consolidated Financial Statements do not include certain footnotes and financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2010 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of June 30, 2011 and its consolidated results of operations and cash flows for the interim periods presented. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

(2)       Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which amends certain guidance in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied on a retrospective basis.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends certain guidance in ASC 820, “Fair Value Measurement.” ASU 2011-04 expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied on a prospective basis.

In the first quarter of 2011, the company adopted FASB ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends certain guidance in ASC 605-25, “Revenue Recognition — Multiple Element Arrangements.” ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The adoption of ASU 2009-13 did not have an impact on the company’s financial position, results of operations and cash flows.

(3)      The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Net earnings	$191,459	$178,417	$352,672	$332,089
Unrealized gain (loss) on debt securities(1)	524	(153)	211	164
Unrealized gain (loss) on derivative contracts(2)	(2,317)	(870)	1,695	(662)
Foreign currency translation adjustment(3)	16,040	(43,311)	34,998	(42,374)
Ownership share of equity method investee’s other comprehensive gain (loss)(4)	(450)	(244)	703	(2,753)
Pension plan adjustment(5)	12,421	7,976	11,639	19,146

Comprehensive income	217,677	141,815	401,918	305,610

Comprehensive income attributable to noncontrolling interests	(25,960)	(21,042)	(47,462)	(38,079)

Comprehensive income attributable to Fluor Corporation	$191,717	$120,773	$354,456	$267,531

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(1)  Net of deferred tax expense of $0.3 million and $0.1 million during the three and six months ended June 30, 2011, respectively, and deferred tax benefit of $0.1 million and deferred tax expense of $0.1 million during the three and six months ended June 30, 2010, respectively.

(2)  Net of deferred tax benefit of $0.6 million and deferred tax expense of $0.7 million during the three and six months ended June 30, 2011, respectively, and deferred tax benefit of $0.5 million and $0.4 million during the three and six months ended June 30, 2010, respectively.

(3)  Net of deferred tax expense of $9.6 million and $21.0 million during the three and six months ended June 30, 2011, respectively, and deferred tax benefit of $26.0 million and $25.4 million during the three and six months ended June 30, 2010, respectively.

(4)  Net of deferred tax expense of $1.7 million and $1.2 million during the three and six months ended June 30, 2011, respectively, and deferred tax benefit of $0.2 million and $1.7 million during the three and six months ended June 30, 2010, respectively.

(5)  Net of deferred tax expense of $7.5 million and $7.0 million during the three and six months ended June 30, 2011, respectively, and deferred tax expense of $4.8 million and $11.5 million during the three and six months ended June 30, 2010, respectively.

(4)      The effective tax rate, based on the company’s actual operating results for the three and six months ended June 30, 2011 was 31.9 percent and 32.5 percent, respectively, compared to 31.2 percent and 32.5 percent for the corresponding periods of 2010.

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

(5)      Cash paid for interest was $4.2 million and $7.0 million for the six months ended June 30, 2011 and 2010, respectively. Income tax payments, net of receipts, were $75.9 million and $131.6 million during the six-month periods ended June 30, 2011 and 2010, respectively.

(6)      Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three and six months ended June 30, 2011 and 2010 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Net earnings attributable to Fluor Corporation	$165,499	$157,375	$305,210	$294,010

Basic EPS:
Weighted average common shares outstanding	173,425	178,214	174,622	178,189

Basic earnings per share	$0.95	$0.88	$1.75	$1.65

Diluted EPS:
Weighted average common shares outstanding	173,425	178,214	174,622	178,189

Diluted effect:
Employee stock options and restricted stock units and shares	1,301	1,240	1,512	1,205
Conversion equivalent of dilutive convertible debt	531	1,234	1,006	1,335
Weighted average diluted shares outstanding	175,257	180,688	177,140	180,729

Diluted earnings per share	$0.94	$0.87	$1.72	$1.63

Anti-dilutive securities not included above	1,021	1,662	655	1,424

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In the first half of 2011, the company repurchased and cancelled 5,113,800 shares of the company’s common stock for $359 million under its stock repurchase program, of which 1,613,800 shares were repurchased and cancelled for $113 million pursuant to a Rule 10b5-1 trading plan in the second quarter.

(7)      The following table presents, for each of the fair value hierarchy levels required under Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (ASC 820-10), the company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	June 30, 2011						December 31, 2010
	Fair Value Measurements Using						Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
Cash and cash equivalents	$3,079	$3,079	(1)	$—		$—	$43,794	$20,498	(1)	$23,296	(2)	$—
Marketable securities, current	98,327	—		98,327	(2)	—	141,192	—		141,192	(2)	—
Deferred compensation trusts	75,122	75,122	(3)	—		—	73,916	73,916	(3)	—		—
Marketable securities, noncurrent	265,799	—		265,799	(4)	—	279,080	—		279,080	(4)	—
Derivative assets(5)
Commodity swap forward contracts	6,869	—		6,869		—	5,138	—		5,138		—
Foreign currency contracts	4,077	—		4,077		—	731	—		731		—

Liabilities:
Derivative liabilities(5)
Commodity swap forward contracts	$27	$—		$27		$—	$64	$—		$64		$—
Foreign currency contracts	1,350	—		1,350		—	2,527	—		2,527		—

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

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts and derivative assets and liabilities. The available-for-sale securities are made up of the following security types as of June 30, 2011: money market funds of $3 million, U.S. agency securities of $129 million, U.S. Treasury securities of $33 million, corporate debt securities of $196 million and other securities of $6 million. As of December 31, 2010, available-for-sale securities consisted of money market funds of $20 million, U.S. agency securities of $155 million, U.S. Treasury securities of $59 million, corporate debt

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

securities of $196 million, commercial paper of $26 million and other securities of $8 million. The amortized cost of these available-for-sale securities is not materially different than the fair value. During the three and six months ended June 30, 2011, proceeds from the sale of available-for-sale securities were $110 million and $229 million, respectively, compared to $126 million and $240 million for the corresponding periods of 2010.

The estimated fair values of the company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash and cash equivalents(1)	$1,942,886	$1,942,886	$2,091,203	$2,091,203
Marketable securities, current(2)	178,635	178,635	52,087	52,087
Notes receivable, including noncurrent portion	44,194	44,194	44,789	44,789
Liabilities:
1.5% Convertible Senior Notes	25,496	57,661	96,692	230,214
5.625% Municipal Bonds	17,768	17,888	17,759	18,039

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

As of June 30, 2011, the company had total gross notional amounts of $274 million of foreign exchange forward contracts and $29 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations and intercompany transactions. The foreign exchange forward contracts are of varying duration, none of which extend beyond December 2011. The commodity swap forward contracts are of varying duration, none of which extend beyond August 2014. The impact to earnings due to hedge ineffectiveness was immaterial for the three and six months ended June 30, 2011 and 2010, respectively.

The fair values of derivatives designated as hedging instruments under ASC 815 as of June 30, 2011 and December 31, 2010 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	June 30, 2011	December 31, 2010	Balance Sheet Location	June 30, 2011	December 31, 2010

Commodity swaps	Other current assets	$5,322	$3,675	Other accrued liabilities	$1	$32
Foreign currency forwards	Other current assets	4,077	731	Other accrued liabilities	1,350	2,527
Commodity swaps	Other assets	1,547	1,463	Noncurrent liabilities	26	32

Total derivatives		$10,946	$5,869		$1,377	$2,591

The effect of derivative instruments designated as fair value hedges on the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2011 and 2010 was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Fair Value Hedges (in thousands)	Location of Gain (Loss) Recognized in Earnings	Amount of Gain Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings	Amount of Gain Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings

Foreign currency forwards	Total cost of revenue	$—	$2,075	$—	$4,185

Foreign currency forwards	Corporate general and administrative expense	3,937	(2,447)	4,311	(1,601)

Total		$3,937	$(372)	$4,311	$2,584

The amount of gain (loss) recognized in earnings on derivatives for the fair value hedges noted in the table above offsets the amount of gain (loss) recognized in earnings on the hedged items in the same locations on the Condensed Consolidated Statement of Earnings.

The effect of derivative instruments designated as cash flow hedges on accumulated other comprehensive loss for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash Flow Hedges (in thousands)	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Recognized in OCI	Amount of Gain Recognized in OCI	Amount of Gain (Loss) Recognized in OCI

Commodity swaps	$(1,019)	$(1,661)	$3,114	$(2,088)
Foreign currency forwards	68	435	133	593

Total	$(951)	$(1,226)	$3,247	$(1,495)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2011 and 2010 was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Cash Flow Hedges (in thousands)	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings

Commodity swaps	Total cost of revenue	$1,923	$(405)	$2,483	$(618)
Foreign currency forwards	Total cost of revenue	(557)	49	(931)	(215)

Total		$1,366	$(356)	$1,552	$(833)

(9)      Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan				Non-U.S. Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Service cost	$8,960	$9,167	$17,920	$18,334	$1,584	$2,522	$4,450	$5,204
Interest cost	9,191	9,604	18,384	19,208	8,572	7,511	17,139	15,548
Expected return on assets	(10,156)	(10,599)	(20,312)	(21,198)	(10,792)	(8,778)	(21,346)	(18,167)
Amortization of prior service cost	(46)	—	(93)	—	—	—	—	—
Recognized net actuarial loss	3,497	4,692	6,994	9,383	1,379	1,969	3,097	4,065

Net periodic pension expense	$11,446	$12,864	$22,893	$25,727	$743	$3,224	$3,340	$6,650

The company currently expects to fund approximately $50 million to $70 million into its defined benefit pension plans during 2011, which is expected to be in excess of the minimum funding required. During the six months ended June 30, 2011, contributions of approximately $10 million were made by the company.

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

(10)    In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2010 and second quarter of 2011 and the Notes were therefore classified as short-term debt. During the six months ended June 30, 2011, holders converted $71 million of the Notes in exchange for the principal balance owed in cash plus 1,565,434 shares of the company’s common stock. During the six months ended June 30, 2010, holders converted $10 million of the Notes in exchange for the principal balance owed in cash plus 135,048 shares of the company’s common stock.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents information related to the liability and equity components of the Notes:

(in thousands)	June 30, 2011	December 31, 2010

Carrying value of the equity component	$19,523	$21,181

Principal amount and carrying value of the liability component	$25,496	$96,692

During the first quarter of 2011, the conversion rate was adjusted in accordance with the indenture. The Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 36.2815 shares per each $1,000 principal amount of Notes. Interest expense for the three and six months ended June 30, 2011 includes original coupon interest of less than $0.1 million and $0.3 million, respectively. Interest expense for the three and six months ended June 30, 2010 includes original coupon interest of $0.4 million and $0.8 million, respectively. The effective interest rate on the liability component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized. There was no debt discount amortization for the six months ended June 30, 2011 and 2010. The if-converted value of $60 million was in excess of the principal value as of June 30, 2011.

As of June 30, 2011, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)    The company’s executive and director stock plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2010. Restricted stock units and restricted shares totaling 291,912 and 837,087 were granted to executives and directors in the first half of 2011 and 2010, respectively, at weighted-average per share prices of $70.59 and $42.87, respectively. For the company’s executives, the restricted units and shares granted in 2011 and 2010 vest ratably over three years. For the company’s directors, other than the initial grant that the directors received upon joining the Board of Directors which vests ratably over a five year period, the restricted units and shares granted in 2011 and 2010 vest or vested on the first anniversary of the grant. During the first half of 2011 and 2010, options for the purchase of 548,391 shares at a weighted-average exercise price of $70.76 per share and 1,140,303 shares at a weighted-average exercise price of $42.78 per share, respectively, were awarded to executives. The options granted in 2011 and 2010 vest ratably over three years. The options expire ten years after the grant date.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and six months ended June 30, 2011, earnings attributable to noncontrolling interests were $26.5 million and $48.2 million, respectively, and the related tax effect was $0.5 million and $0.7 million, respectively. For the three and six months ended June 30, 2010, earnings attributable to noncontrolling interests were $21.3 million and $38.7 million, respectively, and the related tax effect was $0.3 million and $0.6 million, respectively. Distributions paid to noncontrolling interests were $13.3 million and $40.5 million for the three and six months ended June 30, 2011, respectively, and $16.0 million and $33.3 million for the three and six months ended June 30, 2010, respectively. Capital contributions by noncontrolling interests were $22.6 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively.

(13)    The company and certain of its subsidiaries are involved in various litigation matters. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, claims-related costs are

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Recognized claims against clients amounted to $266 million and $209 million as of June 30, 2011 and December 31, 2010, respectively, and are primarily included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.

As of June 30, 2011, a number of matters were in the litigation and dispute resolution process.  The following discussion provides a background and current status of the more significant of these matters:

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

As of June 30, 2011, the company had recorded $233 million of claim revenue related to this issue for costs incurred to date. Significant additional project costs related to the claim are expected to be incurred in future quarters and, as a result, claim revenue will increase during the life of the project. The company believes the ultimate recovery of incurred and future costs related to the claim is probable under ASC 605-35-25. The company will continue to periodically evaluate its position and the amount recognized in revenue with respect to this claim. As of June 30, 2011, the client had also withheld $149 million of a contractual maximum of approximately $150 million for liquidated damages related to the dispute. Should the company not be successful in its pursuit of schedule relief related to certain delays covered by the claim, the liquidated damages not recovered from the client could result in a charge to earnings, as would any unrecovered claim amounts.

Alexander, Preston, et al. v. Fluor Corporation, et al.

Since 1995, the company has been named as a defendant in lawsuits alleging injuries resulting from the lead business of St. Joe Minerals Corporation (“St. Joe”) and The Doe Run Company (“Doe Run”) in Herculaneum, Missouri. The company was named as a defendant in these lawsuits as a result of its ownership or other interests in St. Joe and Doe Run in the period between 1981 and 1994. In 1994, the company sold its interests in St. Joe and Doe Run, along with all liabilities associated with the lead business, pursuant to a sale agreement in which the buyer agreed to indemnify the company for those liabilities. Until December 2010, substantially all the lawsuits were settled and paid by the buyer; and in all cases the company was fully released.

In December 2010, the buyer settled with 16 plaintiffs without obtaining a release for the benefit of the company, leaving the company to defend its case with these 16 plaintiffs in the City of St. Louis Circuit Court. In late July 2011, the jury reached an unexpected verdict in this case, ruling in favor of the plaintiffs and against the company and certain former subsidiaries for $38.5 million in compensatory and economic damages and $320 million in punitive damages.

The company intends to appeal any judgment of the court based on the verdict and believes that it is probable that any such judgment will be overturned. The company strongly believes that the verdict is not supported by the facts or the law, and intends to pursue all possible avenues for reconsideration or appeal. Based upon the present status of this matter, the company does not believe it is probable that a loss will be incurred. Accordingly, the company has not recorded a charge as a result of the verdict. The company has also taken steps to enforce its rights to the indemnification described above.

The company, the buyer of the smelter operations and other entities are defendants in 27 additional lawsuits relating to the lead business of St. Joe and Doe Run. The company believes it has strong defenses to these lawsuits and is vigorously defending its position. In addition, the company believes it is entitled to indemnification under the sale agreement for each of the matters raised in these lawsuits.

Embassy Projects

The company constructed 11 embassy projects for the U.S. Department of State under fixed-price contracts. Some of these projects were adversely impacted by higher costs due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased costs to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor. As of June 30, 2011, all embassy projects were complete.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Aggregate costs totaling $33 million relating to outstanding claims on two of the embassy projects were recognized in revenue in previous years. Total claims-related costs incurred to date for these two projects, along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue. All claims have been certified in accordance with federal contracting requirements.

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

The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008. Both parties appealed the decision to the Texas Supreme Court, which denied both petitions. The company requested rehearing on two issues to the Texas Supreme Court, and that request was denied. The Texas Supreme Court remanded the matter back to the trial court for a new trial. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

(14)   In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of June 30, 2011 were estimated to be $4.3 billion. The company assessed its performance guarantee obligation as of June 30, 2011 and December 31, 2010 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (ASC 460) and the carrying value of its liability was not material.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and segment profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet, as allowed under ASC 810-45-14. The equity and cost methods of accounting for the investments are also used, depending on the company’s respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The aggregate investment carrying value of the unconsolidated VIEs was $78 million and $84 million as of June 30, 2011 and December 31, 2010, respectively, and was classified under “Investments and goodwill” in the Condensed Consolidated Balance Sheet. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of June 30, 2011 for the unconsolidated VIEs were $37 million.

In some cases, the company is required to consolidate certain VIEs. As of June 30, 2011, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $910 million and $691 million, respectively. As of December 31, 2010, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $676 million and $550 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company. As of June 30, 2011, the carrying value of the assets and liabilities of the Fluor SKM joint venture, formed for the execution of an iron ore joint venture project in Australia, were $90 million and $104 million, respectively. As of December 31, 2010, the carrying value of the assets and liabilities of the Fluor SKM joint venture were $106 million and $130 million, respectively. The company’s results of operations included revenue related to the Fluor SKM joint venture of $495 million and $919 million for the three and six months ended June 30, 2011, respectively, and $744 million and $1.3 billion for the three and six months ended June 30, 2010, respectively. None of the other consolidated VIEs were individually material to the company’s results of operations, financial position or cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(16)   Operating information by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
External Revenue (in millions)	2011	2010	2011	2010

Oil & Gas	$1,978.1	$1,760.6	$3,634.2	$3,900.0
Industrial & Infrastructure	2,595.8	1,819.4	4,588.9	3,062.8
Government	848.0	776.7	1,666.5	1,439.5
Global Services	406.1	326.8	784.6	665.9
Power	205.9	468.6	417.5	1,002.8

Total external revenue	$6,033.9	$5,152.1	$11,091.7	$10,071.0

	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (in millions)	2011	2010	2011	2010

Oil & Gas	$68.7	$97.7	$130.5	$190.0
Industrial & Infrastructure	108.9	48.3	201.0	80.0
Government	31.7	35.1	65.8	70.4
Global Services	41.3	31.7	72.3	59.1
Power	29.7	49.6	59.2	106.1

Total segment profit	$280.3	$262.4	$528.8	$505.6

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Segment Profit to Earnings Before Taxes (in millions)	2011	2010	2011	2010

Total segment profit	$280.3	$262.4	$528.8	$505.6
Corporate general and administrative expense	(31.1)	(27.8)	(64.9)	(58.7)
Interest income, net	5.5	3.2	10.2	6.6
Earnings attributable to noncontrolling interests	26.5	21.3	48.2	38.7

Earnings before taxes	$281.2	$259.1	$522.3	$492.2

Total assets by segment are as follows:

Total assets (in millions)	June 30, 2011	December 31, 2010

Oil & Gas	$1,084.5	$986.3
Industrial & Infrastructure	804.4	534.9
Government	1,058.7	1,070.4
Global Services	853.4	823.9
Power	79.0	97.2

The increase in total assets for the Oil & Gas segment was due to an increase in working capital.  The increase in total assets for the Industrial & Infrastructure segment was primarily due to an increase in working capital to support project execution activities in the mining and metals business line.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes and the company’s December 31, 2010 annual report on Form 10-K. For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

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

•                  Risks or uncertainties associated with past or future acquisitions or dispositions;

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

RESULTS OF OPERATIONS

Consolidated revenue for the three months ended June 30, 2011 increased 17 percent to $6.0 billion from $5.2 billion for the three months ended June 30, 2010, with growth in all segments except for Power. Consolidated revenue for the six months ended June 30, 2011 increased 10 percent to $11.1 billion from $10.1 billion for the first half of the prior year, primarily driven by revenue increases in the Industrial & Infrastructure, Government and Global Services segments, partially offset by revenue declines in Oil & Gas and Power.

Net earnings attributable to Fluor Corporation were $165 million, or $0.94 per diluted share, and $305 million, or $1.72 per diluted share, for the three and six months ended June 30, 2011, compared to net earnings attributable to Fluor Corporation of $157 million, or $0.87 per diluted share, and $294 million, or $1.63 per diluted share, for the corresponding periods of 2010. The increase in net earnings for the 2011 periods was primarily due to improved performance on Industrial & Infrastructure projects in the mining and metals and infrastructure business lines offset by lower earnings in Oil & Gas and Power. The Oil & Gas segment’s results in the 2011 periods were impacted by an increase in lower margin construction-related activities from significant new awards in the latter part of 2010. The Power segment contributed lower earnings for the current quarter and the first six months of 2011 primarily due to lower contributions from the Oak Grove coal-fired power project and other projects completed or nearing completion that have not been replaced by new awards.

Some of the effects of the global recession continue to linger and impact the near-term capital investment plans of many of the company’s clients across all of the company’s segments except the Government and Industrial & Infrastructure segments. For the impacted businesses and markets, a by-product of the global recession and uneven recovery has been a highly competitive business environment that has put increased pressure on margins. This trend is expected to continue and, in certain cases, may result in more lump-sum project execution for the company. In some instances, margins are being negatively impacted by the change in the mix of work performed (e.g., a higher mix of construction-related work and a higher content of mining and metals project execution activities, which typically generate lower margins than engineering work or projects in other business lines).

The effective tax rate, based on the company’s actual operating results for the three and six months ended June 30, 2011 was 31.9 percent and 32.5 percent, respectively compared to 31.2 percent and 32.5 percent for the corresponding periods of 2010.

Consolidated new awards were $9.7 billion and $15.9 billion for the three and six months ended June 30, 2011 compared to new awards of $9.3 billion and $12.7 billion for the three and six months ended June 30, 2010. The increase in the new award activity in the current periods was due to the strength of the mining and metals business line in the Industrial & Infrastructure segment and the Oil & Gas segment. Approximately 92 percent of consolidated new awards for the six months ended June 30, 2011 were for projects located outside of the United States compared to 87 percent for the first six months of 2010.

Consolidated backlog as of June 30, 2011 increased 34 percent to $40.3 billion from $30.2 billion as of June 30, 2010. As of June 30, 2011, approximately 81 percent of consolidated backlog related to projects located outside the United States compared to 72 percent as of June 30, 2010. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

OIL & GAS

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Revenue	$1,978.1	$1,760.6	$3,634.2	$3,900.0
Segment profit	68.7	97.7	130.5	190.0

Revenue for the three months ended June 30, 2011 increased 12 percent compared to the corresponding period in 2010 primarily due to increased construction-related activities, including a greater content of customer-furnished materials, in the current quarter for projects that were awarded in 2009 and 2010. Revenue declined seven percent for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as a number of large projects that were awarded in and prior to 2008 reached completion or were nearing completion in 2010.

Segment profit for the three and six months ended June 30, 2011 decreased 30 percent and 31 percent, respectively, compared to the same periods in 2010 primarily because the 2010 periods were favorably impacted by the contributions of certain large projects that were completed or nearing completion and included the successful resolution of disputed items and the expiration of warranties. Segment profit margin for the three and six months ended June 30, 2011 was 3.5 percent and 3.6 percent, respectively, compared to 5.5 percent and 4.9 percent, respectively, for the three and six months ended June 30, 2010. The segment profit margin in the 2010 periods benefitted from the improved contributions of the projects that were completed or nearing completion, as noted above. The reduction in segment profit margin for the 2011 periods was also due to a significant shift in the mix of work from higher margin engineering work to lower margin construction activities and a corresponding higher content of customer-furnished materials.  It is anticipated that a highly competitive business environment will continue to put pressure on margins and, in certain cases, may result in more lump-sum project execution for the segment.

New awards for the three months ended June 30, 2011 were $3.2 billion, compared to $1.0 billion for the corresponding period of 2010. The current year quarter included a significant award for a petrochemicals complex in the Middle East. Backlog as of June 30, 2011 increased 46 percent to $14.9 billion compared to $10.2 billion as of June 30, 2010, primarily driven by the strong new award activity during the current year quarter and the last two quarters of 2010.

Total assets in the segment increased to $1.1 billion at June 30, 2011 from $1.0 billion at December 31, 2010 due to an increase in working capital.

INDUSTRIAL & INFRASTRUCTURE

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Revenue	$2,595.8	$1,819.4	$4,588.9	$3,062.8
Segment profit	108.9	48.3	201.0	80.0

Revenue for the three and six months ended June 30, 2011 increased 43 percent and 50 percent, respectively, compared to the three and six months ended June 30, 2010 primarily as a result of continuing growth in the mining and metals business line. The manufacturing and life sciences business line also contributed to the increased revenue in both 2011 periods.

Segment profit of $108.9 million and $201.0 million for the three and six month periods ended June 30, 2011 increased 125 percent and 151 percent, respectively, compared to corresponding periods in the prior year primarily because of the growth in the mining and metals business line. The infrastructure business line also reported a significant increase in segment profit for the six months ended June 30, 2011 compared to the same period of 2010 with the primary driver being contributions by various projects that were awarded subsequent to the second quarter of the prior year. Segment profit margins of 4.2 percent and 4.4 percent for the three and six months ended June 30, 2011, respectively, increased substantially compared to segment profit margins of 2.7 percent and 2.6 percent for the three and six months ended June 30, 2010. Segment profit margin for the current quarter was higher than the second quarter of the prior year because of improved performance across the mining and metals business line. The improvement in the segment profit margin when comparing the first six months of 2011 to the corresponding period of 2010 was primarily the result of higher profitability on infrastructure projects.

The company is involved in a dispute in connection with the Greater Gabbard Project. As of June 30, 2011, the company had recorded $233 million of claim revenue related to this issue for costs incurred to date. While significant additional project costs related to the claim are expected to be incurred in future quarters, the company believes the ultimate recovery of incurred and future costs related to the claim is probable under ASC 605-35-25. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion.

New awards for the three months ended June 30, 2011 were $5.1 billion compared to $7.2 billion for the second quarter of 2010. The current year period included new awards for the continued expansion of a major iron ore project in Australia, as well as a large copper project in Chile. Segment backlog increased to $21.4 billion as of June 30, 2011 compared to $16.1 billion as of June 30, 2010. This increase was primarily attributable to strong new award activity in the mining and metals business line.

Total assets in the Industrial & Infrastructure segment were $804 million as of June 30, 2011 compared to $535 million as of December 31, 2010. This increase was primarily due to an increase in working capital to support project execution activities in the mining and metals business line.

GOVERNMENT

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Revenue	$848.0	$776.7	$1,666.5	$1,439.5
Segment profit	31.7	35.1	65.8	70.4

Revenue for the three and six months ended June 30, 2011 increased nine percent and 16 percent, respectively, compared to the same periods in the prior year principally due to an increase in the volume of work for the Logistics Civil Augmentation Program (“LOGCAP IV”) for the United States Army in Afghanistan and project execution activities associated with the gaseous diffusion plant contract for the Department of Energy in Portsmouth, Ohio, that was awarded in the first quarter of 2011.

Segment profit for the three and six months ended June 30, 2011 decreased ten percent and seven percent, respectively, compared to the corresponding 2010 periods. Additional contributions from higher levels of project execution activities on LOGCAP IV task orders were more than offset by the accelerated timing, when compared to the prior year periods, of certain expenditures for government business systems improvements and additional recruitment of project personnel that will be recovered from the client throughout the year.

Segment profit margin for the three and six months ended June 30, 2011 was 3.7 percent and 3.9 percent, respectively, compared to 4.5 percent and 4.9 percent for the three and six months ended June 30, 2010. Segment profit margins were comparatively lower in the 2011 periods primarily as a result of the items affecting segment profit noted above.

New awards for the three months ended June 30, 2011 were $1.1 billion compared to $638 million for the corresponding 2010 period. This increase was primarily due to advanced funding for LOGCAP IV task orders. Backlog of $1.1 billion as of June 30, 2011 increased compared to June 30, 2010 backlog of $635 million, also driven by the advanced funding for LOGCAP IV task orders.

GLOBAL SERVICES

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Revenue	$406.1	$326.8	$784.6	$665.9
Segment profit	41.3	31.7	72.3	59.1

Revenue increased 24 percent for the three months ended June 30, 2011 compared to the same period in 2010, primarily due to the increase in maintenance activities and capital work in the operations and maintenance business line, both domestically and internationally. Offsetting some of the overall revenue increase in the operations and maintenance business line was a revenue decrease in the business line that was attributable to the close-out of the Gulf Coast oil spill cleanup project and the continued market weakness for work associated with refinery turnarounds and shutdowns. The equipment business line also experienced an increase in revenue in the quarter compared to the same period in the prior year due to the higher volume of work in Afghanistan and South America and the positive impact of a one-time sale of equipment in Africa. Revenue increased 18 percent for the six months ended June 30, 2011 compared to the corresponding period in the prior year principally due to the net impact of the various operations and maintenance project execution activities, noted above, that drove the second quarter revenue increase. The equipment business line also contributed to the year to date revenue increase, though the impact was partially offset by the reduction of the business line’s activities in Iraq.

Segment profit increased 30 percent for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily as a result of growth in the equipment business line’s activities in Afghanistan and the impact of the equipment sale in Africa. The segment also experienced an increase in profit in the temporary staffing business line, primarily in North America. These positive contributions in the current quarter were partially offset by the reduction in segment profit due to the declining volume of work in Iraq in the equipment business line, as well as the close-out of the Gulf Coast oil spill cleanup project and the continued market weakness for work associated with refinery turnarounds and shutdowns in the operations and maintenance business line. Segment profit margin was 10.2 percent in the current quarter compared to 9.7 percent for the same quarter in 2010.

Segment profit increased 22 percent for the first half of 2011 compared to the first half of 2010, primarily due to the improved performance from the equipment business line, as discussed above. The temporary staffing business line also contributed to the increase in segment profit, with improvement in the North America operations being the largest component. Segment profit margin for the six months ended June 30, 2011 was 9.2 percent compared to 8.9 percent for the same period in 2010.

New awards for the three months ended June 30, 2011 were $164 million compared to $359 million for the corresponding period in 2010. The decrease is primarily attributable to reduced or delayed renewal agreements as well as delayed new client releases in the operations and maintenance business line. Backlog was $2.1 billion as of both June 30, 2011 and June 30, 2010. Operations and maintenance activities that have yet to be performed comprise Global Services backlog. Short-duration operations and maintenance activities may not contribute to ending backlog. In addition, the equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

POWER

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Revenue	$205.9	$468.6	$417.5	$1,002.8
Segment profit	29.7	49.6	59.2	106.1

Revenue for the three and six months ended June 30, 2011 decreased 56 percent and 58 percent, respectively, compared to the three and six months ended June 30, 2010 primarily due to the expected reduction in project execution activities on several projects which have reached or are near final completion including the Oak Grove coal-fired power project in Texas for

Luminant and gas-fired power plants in Texas and Virginia, as well as reduced volume on certain other projects progressing toward completion.

Segment profit for the three and six months ended June 30, 2011 decreased 40 percent and 44 percent, respectively, compared to the same periods in 2010. The lower segment profit in the current year periods was primarily due to reduced contributions from the Oak Grove project that was completed in 2010, as well as an emissions control retrofit project in South Carolina and a gas-fired power plant project in Texas, both nearing completion. This stronger performance in the prior year periods was partially offset by provisions of $51 million in the second quarter of 2010 and $63 million for the six months ended June 30, 2010 that were taken on a gas-fired power project in Georgia for estimated additional costs to complete the project.

Segment profit margin for the three and six months ended June 30, 2011 was 14.4 percent and 14.2 percent compared to 10.6 percent for both the three and six months ended June 30, 2010. The improvement in segment profit margin in the current year periods was primarily because the prior year periods included provisions for the gas-fired power project in Georgia (discussed above) and the net positive impact of adjustments to the forecasts on gas-fired power plants in Texas and Virginia after the achievement of major milestones, offset somewhat by lower operating leverage attributable to the retention of key resources to support opportunities for future work.

The Power segment continues to be impacted by weak demand for new power generation in its target markets, as well as a lack of clarity concerning the potential regulation of carbon emissions in the United States. New awards in the Power segment are typically large in amount, but occur on an irregular basis.  New awards for the three months ended June 30, 2011 were $107 million compared to $82 million in the second quarter of 2010. Backlog declined to $744 million as of June 30, 2011 from $1.1 billion as of June 30, 2010, primarily because the work performed on the Oak Grove project and the major gas-fired power plants mentioned above was not replaced by new award activity.

OTHER

Corporate general and administrative expense for the three and six months ended June 30, 2011 was $31.1 million and $64.9 million, respectively, compared to $27.8 million and $58.7 million for the three and six months ended June 30, 2010. The increase in the current year periods was primarily the result of higher stock-based compensation costs.

Net interest income was $5.5 million and $10.2 million during the three and six month periods ended June 30, 2011 compared to net interest income of $3.2 million and $6.6 million during the corresponding periods of 2010.

Income tax expense for the three and six months ended June 30, 2011 and 2010 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations and access to financial markets. In addition, the company has committed and uncommitted lines of credit totaling $3.8 billion, which may be used for revolving loans, letters of credit and general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $2.5 billion and substantial cash position, is sufficient to fund operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity positions in favorable market conditions. The company’s conservative financial strategy has earned it strong credit ratings, resulting in continued access to the financial markets. As of June 30, 2011, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of June 30, 2011 was 1.2 percent compared to 3.2 percent as of December 31, 2010.

Cash Flows

Cash and cash equivalents were $1.9 billion as of June 30, 2011 compared to $2.1 billion as of December 31, 2010. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.5 billion and $2.6 billion as of June 30, 2011 and December 31, 2010, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. As of June 30, 2011 and December 31, 2010, cash and cash equivalents held outside the U.S. amounted to $1.3 billion and $1.6 billion, respectively. The company did not consider any cash to be permanently reinvested overseas as of June 30, 2011 and December 31, 2010 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2011 was $428 million compared to cash utilized from operating activities of $227 million during the same period in 2010. Cash provided by operating activities in the 2011 period resulted primarily from earnings sources, partially offset by an increase in working capital. The increase in working capital of $94 million during the first half of 2011 was less significant than the $725 million increase during the comparable period of 2010 as the project execution activities in the Oil & Gas and Government segments required less incremental working capital.  The working capital increase in the first half of 2011 is attributable to higher accounts receivable and contract work in process associated with increased project execution activities in the Oil & Gas and Industrial & Infrastructure segments, partially offset by higher customer advances in the Oil & Gas segment and an overall reduction in other net operating assets.  The increase in working capital in the first half of 2010 resulted from increased project execution activities in the Government, Industrial & Infrastructure and Oil & Gas segments. In addition, in the first half of 2010 the Government segment experienced an increase in contract work in progress related to certain billing rates and contract modifications that were being negotiated.

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

The company contributed approximately $10 million into its defined benefit plans during the six months ended June 30, 2011. The company expects to fund approximately $50 million to $70 million during 2011, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash utilized by investing activities amounted to $192 million for the six months ended June 30, 2011 while cash provided by investing activities amounted to $152 million for the six months ended June 30, 2010. The primary investing activities included purchases, sales and maturities of marketable securities and capital expenditures.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the six months ended June 30, 2011, purchases of marketable securities exceeded proceeds from the sales and maturities of marketable securities by $72 million. During the six months ended June 30, 2010, proceeds from the sales and maturities of marketable securities exceeded purchases by $267 million. The company held current and noncurrent marketable securities of $543 million and $472 million as of June 30, 2011 and December 31, 2010, respectively.

Capital expenditures of $158 million and $123 million for the six months ended June 30, 2011 and 2010, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment.

Financing Activities

Cash utilized by financing activities during the six months ended June 30, 2011 and 2010 of $476 million and $146 million, respectively, included company stock repurchases, company dividend payments to shareholders, convertible note repayments, capital contributions received from and distributions paid to holders of noncontrolling interests and corporate-owned life insurance loan repayments.

Cash flows from financing activities in the first half of 2011 included the repurchase of 5,113,800 shares of the company’s common stock for $359 million under its stock repurchase program. Cash flows from financing activities in the first half of 2010 included the repurchase of 379,600 shares of the company’s common stock for $17 million under its stock repurchase program. Quarterly cash dividends were declared at a rate of $0.125 per share and are typically paid in the month following the quarter in which they are declared. The payment and amount of future cash dividends are subject to the discretion of the company’s Board of Directors.

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the Notes in cash. Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2010 and second quarter of 2011 and the Notes were therefore classified as short-term debt. During the six months ended June 30, 2011, holders converted $71 million of the Notes in exchange for the principal balance owed in cash plus 1,565,434 shares of the company’s common stock. During the six months ended June 30, 2010, holders converted $10 million of the Notes in exchange for the principal balance owed in cash plus 135,048 shares of the company’s common stock. The Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. The company does not know the timing or principal amount of the remaining Notes that may be presented for conversion in the future. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

Capital contributions received from joint venture partners were $23 million and $1 million during the six months ended June 30, 2011 and 2010, respectively. Capital contributions in the first half of 2011 represent the funding of a recently formed joint venture that is providing services to the Department of Energy under a contract for a gaseous diffusion plant in Portsmouth, Ohio. Distributions paid to holders of noncontrolling interests were $41 million and $33 million during the six months ended June 30, 2011 and 2010, respectively. The increase in distributions is primarily due to an iron ore joint venture project in Australia. See Note 13 to the annual report on Form 10-K for further discussion of this project.

During the second quarter of 2010, the company repaid $32 million in principal related to loans against the cash surrender value of corporate-owned life insurance policies.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of other comprehensive loss. Unrealized gains of $50 million in 2011 relate to the effect of exchange rate changes on cash. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses is considered nominal.

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

As of June 30, 2011, the company had a combination of committed and uncommitted lines of credit that totaled $3.8 billion. These lines may be used for revolving loans, letters of credit or general purposes. The committed lines consist of the two facilities discussed above, as well as a $500 million letter of credit facility that matures in 2014. Letters of credit are provided to clients and other third parties in the ordinary course of business to meet bonding requirements. As of June 30, 2011, $1.3 billion in letters of credit were outstanding under these lines of credit.

The company posts surety bonds as generally required by commercial terms of the contracts, primarily to guarantee its performance on state and local government projects.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of June 30, 2011 are estimated to be $4.3 billion. The company assessed its performance guarantee obligation as of June 30, 2011 and December 31, 2010 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (ASC 460) and the carrying value of its liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first half of 2011. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2010 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended June 30,
(in millions)	2011	2010

Backlog — beginning of period	$37,186.1	$25,701.1
New awards	9,688.1	9,345.4
Adjustments and cancellations, net	(701.2)	158.1
Work performed	(5,889.6)	(5,045.2)

Backlog — end of period	$40,283.4	$30,159.4

	Six Months Ended June 30,
(in millions)	2011	2010

Backlog — beginning of period	$34,908.7	$26,778.7
New awards	15,883.6	12,704.5
Adjustments and cancellations, net	309.4	517.2
Work performed	(10,818.3)	(9,841.0)

Backlog — end of period	$40,283.4	$30,159.4

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

For information on matters in dispute, see Note 13 to the Condensed Consolidated Financial Statements under Part I, Item 1.

Item 1A. Risk Factors

The risk factors discussed below update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

We are involved in litigation proceedings, potential liability claims and contract disputes which may reduce our profits.

We may be subject to a variety of legal proceedings, liability claims or contract disputes in virtually every part of the world. We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of cost they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters, including liabilities associated with divested businesses. These include potential liabilities arising from the operations of the divested lead business of St. Joe Minerals Corporation as described in Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposure, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, and reduce our cash available for operations. In other matters, we may be covered by indemnification agreements which may at times be difficult to enforce. Even if enforceable, it may be difficult to recover under these agreements if the indemnitor does not have the ability to financially support the indemnity. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed.

Any acquisitions or dispositions may present risks or uncertainties.

We have made and expect to continue to pursue selective acquisitions or dispositions of businesses. We cannot assure you that we will be able to locate suitable acquisitions or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Acquisitions may bring us into businesses we have not previously conducted and expose us to additional business risks that are different from those we have traditionally experienced. We also may encounter difficulties identifying all significant risks during our due diligence activities or integrating acquisitions and successfully managing the growth we expect to experience from these acquisitions. We may not be able to successfully cause a buyer of a divested business to assume the liabilities of that business or, even if such liabilities are assumed, we may have difficulties enforcing our rights, contractual or otherwise, against the buyer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended June 30, 2011 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (2)

April 1, 2011 – April 30, 2011	1,615,120	$70.04	1,613,800	4,186,200

May 1, 2011 – May 31, 2011	1,732	$70.40	—	4,186,200

June 1, 2011 – June 30, 2011	—	$—	—	4,186,200

Total	1,616,852	$70.04	1,613,800

(1)          Includes 3,052 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans and 1,613,800 shares of company stock repurchased and cancelled by the company during April 2011 pursuant to a Rule 10b5-1 trading plan for total consideration of $113,070,997.

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

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 6, 2011).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on May 6, 2011).

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

10.34	Retention Award granted to D. Michael Steuert on August 4, 2010 (incorporated by reference to Exhibit 10.34 to the registrant’s Annual Report on Form 10-K filed on February 23, 2011).

10.35	Retention Award granted to Peter Oosterveer on February 7, 2008 (incorporated by reference to Exhibit 10.35 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011).

10.36	Retention Award granted to Peter Oosterveer on December 11, 2009 (incorporated by reference to Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011).

10.37

Form of Value Driver Incentive Award Agreement (payable in shares) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011).

10.38

Form of Option Agreement (with international grant language) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011).

10.39

Form of Restricted Stock Unit Agreement (with international grant language) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011).

10.40

Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011).

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

*  New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010, and (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	August 4, 2011	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date:	August 4, 2011	/s/ Gary G. Smalley
Gary G. Smalley
Vice President and Controller