Form 10-Q
period 2011-09-30
FLUOR CORP
filed 2011-11-03
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 28, 2011, 169,664,281 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

September 30, 2011

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

TOTAL REVENUE	$6,037,613	$5,511,488	$17,129,265	$15,582,464

TOTAL COST OF REVENUE	5,775,527	5,449,681	16,290,102	14,976,332

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	37,258	39,563	102,189	98,298
Interest expense	2,027	2,183	8,134	7,659
Interest income	(8,136)	(4,818)	(24,367)	(16,933)

Total cost and expenses	5,806,676	5,486,609	16,376,058	15,065,356

EARNINGS BEFORE INCOME TAXES	230,937	24,879	753,207	517,108
INCOME TAX EXPENSE	69,348	54,967	238,946	215,107

NET EARNINGS (LOSS)	161,589	(30,088)	514,261	302,001

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(26,227)	(23,548)	(73,689)	(61,627)

NET EARNINGS (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$135,362	$(53,636)	$440,572	$240,374

EARNINGS (LOSS) PER SHARE
BASIC	$0.79	$(0.30)	$2.54	$1.35

DILUTED*	$0.78	$(0.30)	$2.51	$1.33

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	171,576	178,248	173,607	178,208

DILUTED*	173,178	178,248	175,819	180,878

DIVIDENDS DECLARED PER SHARE	$0.125	$0.125	$0.375	$0.375

* Due to the net loss in the third quarter of 2010, basic shares were used to calculate diluted earnings per share. Adding dilutive securities would result in anti-dilution.

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	September 30, 2011	December 31, 2010

ASSETS

Current assets
Cash and cash equivalents ($537,676 and $381,479 related to variable interest entities (“VIEs”))	$2,386,289	$2,134,997
Marketable securities, current	79,146	193,279
Accounts and notes receivable, net ($170,878 and $107,990 related to VIEs)	1,344,172	1,215,007
Contract work in progress ($200,556 and $86,832 related to VIEs)	1,814,201	1,470,897
Deferred taxes	156,386	134,773
Other current assets	269,167	413,872

Total current assets	6,049,361	5,562,825

Marketable securities, noncurrent	293,969	279,080
Property, plant and equipment (net of accumulated depreciation of $926,286 and $902,675)	877,164	866,343
Investments and goodwill	243,730	222,755
Deferred taxes	214,823	214,317
Deferred compensation trusts	291,153	313,466
Other	219,619	156,137

TOTAL ASSETS	$8,189,819	$7,614,923

LIABILITIES AND EQUITY

Current liabilities
Trade accounts payable ($244,895 and $118,481 related to VIEs)	$1,649,471	$1,432,502
Convertible senior notes	23,653	96,692
Advance billings on contracts ($441,581 and $354,170 related to VIEs)	1,230,647	1,074,996
Accrued salaries, wages and benefits ($31,926 and $30,406 related to VIEs)	570,911	564,695
Other accrued liabilities ($69,114 and $46,179 related to VIEs)	321,230	354,498

Total current liabilities	3,795,912	3,523,383

Long-term debt due after one year	513,386	17,759
Noncurrent liabilities	514,870	545,156
Contingencies and commitments

Equity
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 169,652,179 and 176,425,158 shares in 2011 and 2010, respectively	1,697	1,764
Additional paid-in capital	7,881	561,589
Accumulated other comprehensive loss	(198,965)	(176,311)
Retained earnings	3,485,144	3,109,957

Total shareholders’ equity	3,295,757	3,496,999

Noncontrolling interests	69,894	31,626

Total equity	3,365,651	3,528,625

TOTAL LIABILITIES AND EQUITY	$8,189,819	$7,614,923

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$514,261	$302,001
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	148,042	139,229
Amortization of intangibles	2,170	934
Restricted stock and stock option amortization	28,551	34,694
Deferred compensation trust	22,313	(12,284)
Deferred compensation obligation	(24,948)	13,374
Deferred taxes	(9,211)	(24,195)
Stock plans tax benefit	(12,319)	(606)
Retirement plan accrual, net of contributions	(12,130)	19,554
Changes in operating assets and liabilities	26,220	(286,956)
Equity in (earnings) of investees, net of dividends	18,773	18,272
Other items	9,457	6,399

Cash provided by operating activities	711,179	210,416

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of marketable securities	(558,009)	(709,439)
Proceeds from the sales and maturities of marketable securities	653,235	1,124,525
Capital expenditures	(237,404)	(211,347)
Proceeds from disposal of property, plant and equipment	43,619	39,179
Investments in partnerships and joint ventures	(7,562)	(8,235)
Proceeds from the sale of assets	11,016	—
Acquisitions	(15,300)	—
Other items	5,743	(2,576)

Cash (utilized) provided by investing activities	(104,662)	232,107

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common stock	(599,891)	(17,071)
Dividends paid	(66,351)	(67,576)
Proceeds from issuance of Senior Notes	495,595	—
Debt issuance costs	(4,059)	—
Settlement of treasury rate lock agreements	(16,778)	—
Repayment of convertible debt	(73,039)	(10,567)
Distributions paid to noncontrolling interests	(72,270)	(55,562)
Capital contribution by joint venture partner	22,589	1,000
Repayment of corporate-owned life insurance loans	—	(32,163)
Taxes paid on vested restricted stock	(18,690)	(6,877)
Stock options exercised	25,343	2,307
Stock plans tax benefit	12,319	606
Other items	(4,236)	(3,191)

Cash utilized by financing activities	(299,468)	(189,094)

Effect of exchange rate changes on cash	(55,757)	36,688

Increase in cash and cash equivalents	251,292	290,117

Cash and cash equivalents at beginning of period	2,134,997	1,687,028

Cash and cash equivalents at end of period	$2,386,289	$1,977,145

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)      The Condensed Consolidated Financial Statements do not include certain footnotes and financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2010 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and nine months ended September 30, 2011 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of September 30, 2011 and its consolidated results of operations and cash flows for the interim periods presented. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

(2)      Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan,” which amends Accounting Standards Codification (“ASC”) 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of ASU 2011-09 is to enhance the transparency of disclosures about the significant multiemployer plans in which an employer participates, the level of the employer’s participation in those plans, the financial health of the plans, and the nature of the employer’s commitments to the plans. ASU 2011-09 is effective for interim and annual reporting periods beginning after December 15, 2011 and will be applied on a retrospective basis.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e., the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management does not expect the adoption of ASU 2011-08 to have a material impact on the company’s financial position, results of operations and cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which amends certain guidance in ASC 220, “Comprehensive Income.” ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011 and will be applied on a retrospective basis.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends certain guidance in ASC 820, “Fair Value Measurement.” ASU 2011-04 expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and will be applied on a prospective basis.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(3)      The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Net earnings (loss)	$161,589	$(30,088)	$514,261	$302,001
Unrealized gain (loss) on debt securities(1)	(627)	525	(416)	689
Unrealized gain (loss) on derivative contracts(2)	(13,522)	(63)	(11,827)	(725)
Foreign currency translation adjustment(3)	(77,999)	60,988	(43,001)	18,614
Ownership share of equity method investee’s other comprehensive gain (loss)(4)	(5,774)	(4,408)	(5,071)	(7,161)
Pension plan adjustment(5)	26,022	(2,837)	37,661	16,309

Comprehensive income	89,689	24,117	491,607	329,727

Comprehensive income attributable to noncontrolling interests	(26,227)	(23,548)	(73,689)	(61,627)

Comprehensive income attributable to Fluor Corporation	$63,462	$569	$417,918	$268,100

(1)   Net of deferred tax benefit of $0.4 million and $0.2 million during the three and nine months ended September 30, 2011, respectively, and deferred tax expense of $0.3 million and $0.4 million during the three and nine months ended September 30, 2010, respectively.

(2)   Net of deferred tax benefit of $7.6 million and $6.9 million during the three and nine months ended September 30, 2011, respectively, and deferred tax expense of $0.2 million and deferred tax benefit of $0.2 million during the three and nine months ended September 30, 2010, respectively.

(3)   Net of deferred tax benefit of $46.8 million and $25.8 million during the three and nine months ended September 30, 2011, respectively, and deferred tax expense of $36.6 million and $11.1 million during the three and nine months ended September 30, 2010, respectively.

(4)   Net of deferred tax benefit of $3.4 million and $2.2 million during the three and nine months ended September 30, 2011, respectively, and deferred tax benefit of $2.8 million and $4.4 million during the three and nine months ended September 30, 2010, respectively.

(5)   Net of deferred tax expense of $15.6 million and $22.6 million during the three and nine months ended September 30, 2011, respectively, and deferred tax benefit of $1.7 million and deferred tax expense $9.8 million during the three and nine months ended September 30, 2010, respectively.

(4)      The effective tax rate, based on the company’s operating results for the three and nine months ended September 30, 2011 was 30.0 percent and 31.7 percent, respectively, compared to 220.9 percent and 41.6 percent for the corresponding periods of 2010. The effective tax rate was lower in the current year periods primarily due to a $163 million charge for the Greater Gabbard Project (see Note 13) that resulted in a foreign loss without a tax benefit in the 2010 periods presented.

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

(5)      Cash paid for interest was $5.0 million and $9.0 million for the nine months ended September 30, 2011 and 2010, respectively. Income tax payments, net of receipts, were $133.9 million and $196.7 million during the nine-month periods ended September 30, 2011 and 2010, respectively.

(6)      Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2011 and 2010 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Net earnings (loss) attributable to Fluor Corporation	$135,362	$(53,636)	$440,572	$240,374

Basic EPS:
Weighted average common shares outstanding	171,576	178,248	173,607	178,208

Basic earnings (loss) per share	$0.79	$(0.30)	$2.54	$1.35

Diluted EPS*:
Weighted average common shares outstanding	171,576	178,248	173,607	178,208

Diluted effect:
Employee stock options and restricted stock units and shares	1,252	—	1,425	1,260
Conversion equivalent of dilutive convertible debt	350	—	787	1,410
Weighted average diluted shares outstanding	173,178	178,248	175,819	180,878

Diluted earnings (loss) per share	$0.78	$(0.30)	$2.51	$1.33

Anti-dilutive securities not included above	1,000	4,574	770	1,497

* Due to the net loss in the third quarter of 2010, basic shares were used to calculate diluted earnings per share. Adding dilutive securities would result in anti-dilution.

During the three and nine months ended September 30, 2011, the company repurchased and cancelled 4,186,200 and 9,300,000 shares of its common stock, respectively, under its stock repurchase program for $241 million and $600 million, respectively. During the nine months ended September 30, 2010, the company repurchased and cancelled 379,600 shares of the company’s common stock for $17 million under its stock repurchase program.

(7)      The following table presents, for each of the fair value hierarchy levels required under Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (ASC 820-10), the company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	September 30, 2011						December 31, 2010
	Fair Value Measurements Using						Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
Cash and cash equivalents	$147,520	$147,520	(1)	$—		$—	$43,794	$20,498	(1)	$23,296	(2)	$—
Marketable securities, current	58,154	—		58,154	(2)	—	141,192	—		141,192	(2)	—
Deferred compensation trusts	74,964	74,964	(3)	—		—	73,916	73,916	(3)	—		—
Marketable securities, noncurrent	293,969	—		293, 969	(4)	—	279,080	—		279,080	(4)	—
Derivative assets(5)
Commodity swap forward contracts	3,693	—		3,693		—	5,138	—		5,138		—
Foreign currency contracts	17,173	—		17,173		—	731	—		731		—

Liabilities:
Derivative liabilities(5)
Commodity swap forward contracts	$65	$—		$65		$—	$64	$—		$64		$—
Foreign currency contracts	8,636	—		8,636		—	2,527	—		2,527		—

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts and derivative assets and liabilities. The available-for-sale securities are made up of the following security types as of September 30, 2011:  money market funds of $148 million, U.S. agency securities of $123 million, U.S. Treasury securities of $51 million, corporate debt securities of $170 million and other securities of $8 million. As of December 31, 2010, available-for-sale securities consisted of money market funds of $20 million, U.S. agency securities of $155 million, U.S. Treasury securities of $59 million, corporate debt securities of $196 million, commercial paper of $26 million and other securities of $8 million. The amortized cost of these available-for-sale securities is not materially different than the fair value. During the three and nine months ended September 30, 2011, proceeds from the sale of available-for-sale securities were $143 million and $372 million, respectively, compared to $103 million and $344 million for the corresponding periods of 2010.

The estimated fair values of the company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash and cash equivalents(1)	$2,238,769	$2,238,769	$2,091,203	$2,091,203
Marketable securities, current(2)	20,992	20,992	52,087	52,087
Notes receivable, including noncurrent portion	43,512	43,512	44,789	44,789
Liabilities:
3.375% Senior Notes	495,614	502,175	—	—
1.5% Convertible Senior Notes	23,653	52,068	96,692	230,214
5.625% Municipal Bonds	17,772	17,899	17,759	18,039

(1)   Consists of bank deposits.

(2)   Consists of held-to-maturity time deposits.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

•     The fair value of the 3.375 percent Senior Notes, 1.5 percent Convertible Senior Notes and 5.625 percent Municipal Bonds are estimated based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same maturities.

(8)      The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with intercompany transactions, and risk associated with interest rate volatility may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally mitigates the risk by utilizing derivative instruments. The company’s derivative instruments are designated as either fair value or cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC 815). The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the derivative instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the derivative instruments’ gains or losses due to changes in fair value are recorded as a component of accumulated other comprehensive income (loss) (“OCI”) and are reclassified into earnings when the hedged items settle. Any ineffective portion of a derivative instrument’s change in fair value is recognized in earnings immediately. The company does not enter into derivative instruments or hedging activities for speculative or trading purposes.

As of September 30, 2011, the company had total gross notional amounts of $580 million of foreign exchange forward contracts and $19 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations and intercompany transactions. The foreign exchange forward contracts are of varying duration, none of which extend beyond March 2012. The commodity swap forward contracts are of varying duration, none of which extend beyond August 2014. The impact to earnings due to hedge ineffectiveness was immaterial for the three and nine months ended September 30, 2011 and 2010, respectively.

The fair values of derivatives designated as hedging instruments under ASC 815 as of September 30, 2011 and December 31, 2010 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	September 30, 2011	December 31, 2010	Balance Sheet Location	September 30, 2011	December 31, 2010

Commodity swaps	Other current assets	$3,402	$3,675	Other accrued liabilities	$—	$32
Foreign currency forwards	Other current assets	17,173	731	Other accrued liabilities	8,636	2,527
Commodity swaps	Other assets	291	1,463	Noncurrent liabilities	65	32

Total derivatives		$20,866	$5,869		$8,701	$2,591

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The amount of gain (loss) recognized in earnings associated with the derivative instruments designated as fair value hedges was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2011	2010	2011	2010

Foreign currency forwards	Total cost of revenue	$—	$(959)	$—	$3,226
Foreign currency forwards	Corporate general and administrative expense	10,836	7,274	15,147	5,673

Total		$10,836	$6,315	$15,147	$8,899

The amount of gain (loss) recognized in earnings on derivatives for the fair value hedges noted in the table above offsets the amount of gain (loss) recognized in earnings on the hedged items in the same locations on the Condensed Consolidated Statement of Earnings.

The amount of gain (loss) recorded in OCI associated with the derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedges (in thousands)	2011	2010	2011	2010

Commodity swaps	$525	$(423)	$3,639	$(2,511)
Foreign currency forwards	(1,222)	(675)	(1,089)	(82)
Treasury rate lock agreements	(10,512)	—	(10,512)	—

Total	$(11,209)	$(1,098)	$(7,962)	$(2,593)

The amount of gain (loss) reclassified from OCI into earnings associated with the derivative instruments designated as cash flow hedges was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2011	2010	2011	2010

Commodity swaps	Total cost of revenue	$2,512	$(1,774)	$4,996	$(2,392)
Foreign currency forwards	Total cost of revenue	(129)	739	(1,061)	524
Treasury rate lock agreements	Interest Expense	(70)	—	(70)	—

Total		$2,313	$(1,035)	$3,865	$(1,868)

(9)      Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan				Non-U.S. Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Service cost	$8,960	$9,167	$26,880	$27,501	$1,542	$2,608	$5,992	$7,812
Interest cost	9,191	9,604	27,575	28,812	8,537	7,757	25,676	23,305
Expected return on assets	(10,155)	(10,599)	(30,467)	(31,797)	(10,760)	(9,068)	(32,106)	(27,235)
Amortization of prior service cost	(47)	—	(140)	—	—	—	—	—
Recognized net actuarial loss	3,497	4,691	10,491	14,074	1,367	2,038	4,464	6,103
Gain on curtailment	(618)	—	(618)	—	—	—	—	—

Net periodic pension expense	$10,828	$12,863	$33,721	$38,590	$686	$3,335	$4,026	$9,985

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The company currently expects to fund approximately $60 million to $100 million into its defined benefit pension plans during 2011, which is expected to be in excess of the minimum funding required. During the nine months ended September 30, 2011, contributions of approximately $50 million were made by the company.

During the third quarter of 2011, the company and its Board of Directors approved an amendment to the U.S. pension plan to freeze the accrual of future service-related benefits for certain eligible participants on December 31, 2011. Accordingly, as of September 30, 2011, the company remeasured the assets and liabilities of the U.S. pension plan and recognized a curtailment accounting event, resulting in a net reduction in the pension obligation of $29 million and an after-tax decrease in accumulated other comprehensive loss of $18 million.

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not ultimately responsible for the current or future funded status of these plans.

(10)    In September 2011, the company issued $500 million of 3.375 percent Senior Notes (the “2011 Notes”) due September 15, 2021 and received proceeds of $492 million, net of underwriting discounts and debt issuance costs. Interest on the 2011 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2012. The net proceeds of the 2011 Notes will be used for general corporate purposes. The company may, at any time, redeem the 2011 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, the company will be required to offer to purchase the 2011 Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The company is generally not limited under the indenture governing the 2011 Notes in its ability to incur additional indebtedness provided that the aggregate amount of secured debt does not exceed 15 percent of consolidated net tangible assets in addition to other allowed liens. Further, while the indenture governing the 2011 Notes contains certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions, these covenants are not expected to impact the company’s liquidity or capital resources.

In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2010 and third quarter of 2011 and the 2004 Notes were therefore classified as short-term debt. During the nine months ended September 30, 2011, holders converted $73 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,601,081 shares of the company’s common stock. During the nine months ended September 30, 2010, holders converted $11 million of the 2004 Notes in exchange for the principal balance owed in cash plus 141,156 shares of the company’s common stock.

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

The following table presents information related to the liability and equity components of the 2004 Notes:

(in thousands)	September 30, 2011	December 31, 2010

Carrying value of the equity component	$19,515	$21,181

Principal amount and carrying value of the liability component	$23,653	$96,692

During the first quarter of 2011, the conversion rate was adjusted in accordance with the indenture. The 2004 Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 36.2815 shares per each $1,000 principal amount of 2004 Notes. Interest expense for the three and nine months ended September 30, 2011 included original coupon interest of $0.1 million and $0.4 million, respectively. Interest expense for the three and nine months ended

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

September 30, 2010 included original coupon interest of $0.4 million and $1.1 million, respectively. The effective interest rate on the liability component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized.  There was no debt discount amortization for the nine months ended September 30, 2011 and 2010. The if-converted value of $40 million was in excess of the principal value as of September 30, 2011.

As of September 30, 2011, the company was in compliance with all covenants related to its debt agreements.

(11)    The company’s executive and director stock plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2010. Restricted stock units and restricted shares of 291,912 and 844,706 were granted to executives and directors in the first nine months of 2011 and 2010, respectively, at weighted-average per share prices of $70.59 and $42.93, respectively. For the company’s executives, the restricted units and shares granted in 2011 and 2010 vest ratably over three years. For the company’s directors, other than the initial grant that the directors received upon joining the Board of Directors which vests ratably over a five year period, the restricted units and shares granted in 2011 and 2010 vest or vested on the first anniversary of the grant. During the first nine months of 2011 and 2010, options for the purchase of 548,391 shares at a weighted-average exercise price of $70.76 per share and 1,140,303 shares at a weighted-average exercise price of $42.78 per share, respectively, were awarded to executives. The options granted in 2011 and 2010 vest ratably over three years. The options expire ten years after the grant date.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and nine months ended September 30, 2011, earnings attributable to noncontrolling interests were $26.2 million and $74.5 million, respectively, and the related tax effect was less than $0.1 million and $0.8 million, respectively. For the three and nine months ended September 30, 2010, earnings attributable to noncontrolling interests were $23.6 million and $62.2 million, respectively, and the related tax effect was less than $0.1 million and $0.6 million, respectively. Distributions paid to noncontrolling interests were $31.7 million and $72.3 million for the three and nine months ended September 30, 2011, respectively, and $22.3 million and $55.6 million for the three and nine months ended September 30, 2010, respectively. Capital contributions by noncontrolling interests were $22.6 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.

(13)    The company and certain of its subsidiaries are involved in various litigation matters. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Recognized claims against clients amounted to $276 million and $209 million as of September 30, 2011 and December 31, 2010, respectively, and are primarily included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.

As of September 30, 2011, a number of matters were in the litigation and dispute resolution process.  The following discussion provides a background and current status of the more significant of these matters:

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

As of September 30, 2011, the company had recorded $243 million of claim revenue related to this issue for costs incurred to date. Additional project costs related to the claim are expected to be incurred in future quarters and, as a result, claim revenue will increase during the life of the project. The company believes the ultimate recovery of incurred and future costs related to the claim is probable under ASC 605-35-25. The company will continue to periodically evaluate its position and the amount recognized in revenue with respect to this claim. As of September 30, 2011, the client had also withheld the contractual maximum for liquidated damages related to the dispute of approximately $150 million. The company will also seek to recover in arbitration the withheld liquidated damages. Should the company not be successful in its pursuit of schedule relief related to certain delays covered by the claim, the liquidated damages not recovered from the client could result in a charge to earnings, as would any unrecovered claim amounts. The project is expected to be substantially complete in early 2012. However, the resolution of the claims is expected to extend beyond the completion date of the project.

Alexander, Preston, et al. v. Fluor Corporation, et al

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

In December 2010, the buyer settled with 16 plaintiffs without obtaining a release for the benefit of the company, leaving the company to defend its case with these 16 plaintiffs in the City of St. Louis Circuit Court. In late July 2011, the jury reached an unexpected verdict in this case, ruling in favor of the plaintiffs and against the company and certain former subsidiaries for $38.5 million in compensatory and economic damages and $320 million in punitive damages. In August 2011, the court entered judgments based on the verdict.

The company intends to appeal the judgments of the court and believes that it is probable that such judgments will be overturned. The company strongly believes that the judgments are not supported by the facts or the law, and intends to pursue all possible avenues for reconsideration or appeal. Based upon the present status of this matter, the company does not believe it is probable that a loss will be incurred. Accordingly, the company has not recorded a charge as a result of the judgments. The company has also taken steps to enforce its rights to the indemnification described above.

The company, the buyer of the smelter operations and other entities are defendants in 24 additional lawsuits relating to the lead business of St. Joe and Doe Run. The company believes it has strong defenses to these lawsuits and is vigorously defending its position. In addition, the company believes it is entitled to indemnification under the sale agreement for each of the matters raised in these lawsuits.

Embassy Projects

The company constructed 11 embassy projects for the U.S. Department of State under fixed-price contracts. Some of these projects were adversely impacted by higher costs due to schedule extensions, scope changes causing material deviations from the Standard Embassy Design, increased costs to meet client requirements for additional security-cleared labor, site conditions at certain locations, subcontractor and teaming partner difficulties and the availability and productivity of construction labor.  All embassy projects were completed prior to 2011.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

There are outstanding claims on two embassy projects, totaling $33 million, that had been recognized in revenue in previous years. Total claims-related costs incurred to date for these two projects, along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue. All claims have been certified in accordance with federal contracting requirements.

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

(14)    In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of September 30, 2011 were estimated to be $4.6 billion. The company assessed its performance guarantee obligation as of September 30, 2011 and December 31, 2010 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (ASC 460) and the carrying value of its liability was not material.

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

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and segment profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet, as allowed under ASC 810-45-14. The equity and cost methods of accounting for the investments are also used, depending on the company’s respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The aggregate investment carrying value of the unconsolidated VIEs was $103 million and $84 million as of September 30, 2011 and December 31, 2010, respectively, and was classified under “Investments and goodwill” in the Condensed Consolidated Balance Sheet. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of September 30, 2011 for the unconsolidated VIEs were $36 million.

In some cases, the company is required to consolidate certain VIEs. As of September 30, 2011, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $789 million, respectively. As of December 31, 2010, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $676 million and $550 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company. As of September 30, 2011, the carrying value of the assets and liabilities of the Fluor SKM joint venture, formed for the execution of an iron ore joint venture project in Australia, was $121 million and $135 million, respectively. As of December 31, 2010, the carrying value of the assets and liabilities of the Fluor SKM joint venture was $106 million and $130 million, respectively. The company’s results of operations include revenue related to the Fluor SKM joint venture of $407 million and $1.3 billion for the three and nine months ended September 30, 2011, respectively, and $637 million and $2.0 billion for the three and nine months ended September 30, 2010, respectively. None of the other consolidated VIEs were individually material to the company’s results of operations, financial position or cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(16)   Operating information by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
External Revenue (in millions)	2011	2010	2011	2010

Oil & Gas	$2,217.9	$1,748.8	$5,852.1	$5,648.8
Industrial & Infrastructure	2,404.0	2,167.7	6,992.8	5,230.6
Government	882.4	792.8	2,548.9	2,232.3
Global Services	389.9	418.9	1,174.5	1,084.8
Power	143.4	383.3	561.0	1,386.0

Total external revenue	$6,037.6	$5,511.5	$17,129.3	$15,582.5

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (Loss) (in millions)	2011	2010	2011	2010

Oil & Gas	$73.7	$75.3	$204.2	$265.3
Industrial & Infrastructure	67.5	(147.4)	268.5	(67.3)
Government	43.0	34.7	108.8	105.0
Global Services	39.1	35.2	111.4	94.3
Power	12.6	40.5	71.8	146.6

Total segment profit	$235.9	$38.3	$764.7	$543.9

•   Industrial & Infrastructure. Segment profit for the three and nine months ended September 30, 2011 was impacted by  charges for the Greater Gabbard Project totaling $38 million (or $0.14 per diluted share) and $52 million (or $0.19 per diluted share), respectively, primarily due to increased costs related to cable installation.

Segment profit for both the three and nine months ended September 30, 2010 included a charge of $163 million (or $0.92 and $0.90 per diluted share for the three and nine months periods, respectively) on the Greater Gabbard Project related to estimated cost overruns for a variety of execution challenges, including material and equipment delivery issues and weather-related delays.

Segment profit for both the three and nine months ended September 30, 2010 included a charge of $95 million ($0.33 per diluted share) for a completed fixed-price infrastructure joint venture project in California.

•   Power. Segment profit for the nine months ended September 30, 2010 included provisions of $63 million (or $0.22 per diluted share) taken earlier in 2010 on a gas-fired power project in Georgia for estimated additional costs to complete the project.

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Segment Profit to Earnings Before Income Taxes (in millions)	2011	2010	2011	2010

Total segment profit	$235.9	$38.3	$764.7	$543.9
Corporate general and administrative expense	(37.3)	(39.6)	(102.2)	(98.3)
Interest income, net	6.1	2.6	16.2	9.3
Earnings attributable to noncontrolling interests	26.2	23.6	74.5	62.2

Earnings before income taxes	$230.9	$24.9	$753.2	$517.1

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Total assets by segment are as follows:

Total assets (in millions)	September 30, 2011	December 31, 2010

Oil & Gas	$1,213.6	$986.3
Industrial & Infrastructure	922.5	534.9
Government	952.1	1,070.4
Global Services	865.7	823.9
Power	104.9	97.2

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

Additional information concerning these and other factors can be found in our press releases as well as our periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. Risk Factors” in the company’s Form 10-K filed February 23, 2011 and the Form 10-Q filed August 4, 2011. These filings are available publicly on the SEC’s website at http://www.sec.gov, on Fluor’s website at http://investor.fluor.com or upon request from Fluor’s Investor Relations Department at (469) 398-7220. Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Consolidated revenue for the three months ended September 30, 2011 increased 10 percent to $6.0 billion from $5.5 billion for the three months ended September 30, 2010, as growth in the Oil & Gas, Industrial & Infrastructure and Government segments outpaced revenue declines in the other segments. Consolidated revenue for the nine months ended September 30, 2011 increased 10 percent to $17.1 billion from $15.6 billion for the corresponding period of the prior year, primarily driven by revenue increases in the Industrial & Infrastructure and Government segments, partially offset by a significant revenue decline in the Power segment.

Net earnings attributable to Fluor Corporation were $135.4 million, or $0.78 per diluted share, and $440.6 million, or $2.51 per diluted share, for the three and nine months ended September 30, 2011, compared to net earnings (loss) attributable to Fluor Corporation of ($54) million, or ($0.30) per diluted share, and $240 million, or $1.33 per diluted share, for the corresponding periods of 2010. Net earnings for the 2011 periods increased primarily due to a reduced level of project charges impacting earnings. In the third quarter of 2010, the company recorded significant charges for two infrastructure projects. First, for the Greater Gabbard Offshore Wind Farm (“Greater Gabbard”) Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client’s offshore wind farm project in the United Kingdom, a charge of $163 million was taken in the prior year for estimated cost overruns for a variety of execution challenges, including material and equipment delivery issues. In addition, the company recorded a charge of $95 million during the prior year third quarter after an adverse bankruptcy court ruling on the priority of claims made by its joint venture against a bankrupt client entity for a completed $700 million fixed-price infrastructure joint venture project near San Diego, California. Segment profit for the three and nine months ended September 30, 2011 was impacted by further charges for the Greater Gabbard Project totaling $38 million and $52 million, respectively, primarily due to increased costs associated with the installation of subsea cable.

The generally sluggish global economy has resulted in a highly competitive business environment that has put increased pressure on margins. This trend is expected to continue and, in certain cases, may result in more lump-sum project execution for the company. In some instances, margins are being negatively impacted by the change in the mix of work performed (e.g., a higher mix of construction-related work and a higher content of customer furnished materials, which typically generate lower margins than engineering work or projects without customer furnished materials).

The effective tax rate, based on the company’s operating results for the three and nine months ended September 30, 2011 was 30.0 percent and 31.7 percent, respectively, compared to 220.9 percent and 41.6 percent for the corresponding periods of 2010. The effective tax rate was lower in the current year periods presented primarily due to a $163 million charge in the prior year periods for the Greater Gabbard Project that resulted in a foreign loss without a tax benefit.

Consolidated new awards of $6.7 billion and $22.6 billion for the three and nine months ended September 30, 2011 were comparable to the new awards of $7.6 billion and $20.3 billion for the three and nine months ended September 30, 2010. The mining and metals business line in the Industrial & Infrastructure segment, along with the Government segment and the Oil & Gas segment, were the major contributors to the new award activity in the third quarter of 2011. The mining and metals business line in the Industrial & Infrastructure segment and the Oil & Gas segment were the principal drivers of new award activity for the first nine months of 2011. Approximately 87 percent of consolidated new awards for the nine months ended September 30, 2011 were for projects located outside of the United States compared to 79 percent for the first nine months of 2010.

Consolidated backlog as of September 30, 2011 increased 27 percent to $41.8 billion from $33.0 billion as of September 30, 2010. As of September 30, 2011, approximately 80 percent of consolidated backlog related to projects located outside the United States compared to 71 percent as of September 30, 2010. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

OIL & GAS

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Revenue	$2,217.9	$1,748.8	$5,852.1	$5,648.8
Segment profit	73.7	75.3	204.2	265.3

Revenue for the three and nine months ended September 30, 2011 increased 27 percent and four percent, respectively, compared to the corresponding periods in 2010. The current quarter revenue increase was primarily due to increased construction-related activities, including a greater content of customer-furnished materials for projects that were awarded in 2010.

Segment profit for the three and nine months ended September 30, 2011 decreased two percent and 23 percent, respectively, compared to the same periods in 2010. The decrease in segment profit for the nine month comparison period was primarily because the first nine months of 2010 were favorably impacted by contributions of certain large projects that were completed or nearing completion and the successful resolution of disputed items and the expiration of warranties. Segment profit margin for the three and nine months ended September 30, 2011 was 3.3 percent and 3.5 percent, respectively, compared to 4.3 percent and 4.7 percent, respectively, for the three and nine months ended September 30, 2010. The segment profit margin in the 2010 periods benefitted from the improved contributions of the projects that were completed or nearing completion, as noted above. The reduction in segment profit margin for the 2011 periods compared to 2010 was also due to a significant shift in the mix of work from higher margin engineering activities to lower margin construction activities and a corresponding higher content of customer-furnished materials.  It is anticipated that a highly competitive business environment will continue to put pressure on margins and, in certain cases, may result in more lump-sum project execution for the segment.

New awards for the three months ended September 30, 2011 were $1.6 billion, compared to $2.9 billion for the corresponding period of 2010. Current quarter awards included topside facilities for an offshore platform in Canada and a significant scope addition on an existing petrochemicals complex in the Middle East. Backlog as of September 30, 2011 increased 25 percent to $14.6 billion compared to $11.7 billion as of September 30, 2010, primarily driven by the strong new award activity during the second quarter of 2011 and the last quarter of 2010.

Total assets in the segment increased to $1.2 billion as of September 30, 2011 from $1.0 billion as of December 31, 2010 due to an increase in working capital to support the increased business volume.

INDUSTRIAL & INFRASTRUCTURE

Revenue and segment profit (loss) for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Revenue	$2,404.0	$2,167.7	$6,992.8	$5,230.6
Segment profit (loss)	67.5	(147.4)	268.5	(67.3)

Revenue for the three and nine months ended September 30, 2011 increased 11 percent and 34 percent, respectively, compared to the three and nine months ended September 30, 2010, due to substantial growth in the mining and metals business line.

Segment profit increased significantly for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 primarily because the prior year periods included the impact of significant charges for two infrastructure projects. For the Greater Gabbard Offshore Wind Farm (“Greater Gabbard”) Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client’s offshore wind farm project in the United Kingdom, a charge of $163 million was taken in the prior year for estimated cost overruns for a variety of execution challenges, including material and equipment delivery issues. The segment also recorded a charge of $95 million during the prior year third quarter after an adverse bankruptcy court ruling on the priority of claims made by its joint venture against a bankrupt client entity for a completed $700 million fixed-price infrastructure joint venture project near San Diego, California. As a result of the ruling, the company determined that the likelihood of recovering cost overruns resulting from owner-directed scope changes was no longer considered probable. Segment profit for the three and nine months ended September 30, 2011 was impacted by further charges for the Greater Gabbard Project totaling $38 million and $52 million, respectively, primarily due to additional costs associated with the installation of subsea cable. Challenges in the cable installation process have been compounded by the bankruptcy of a critical subcontractor in January 2011 which forced the project to secure alternative vessels and equipment. The project forecast has been revised for the cost overruns and the company has taken a number of actions to mitigate further cost growth.

The prior year charges for the Greater Gabbard Project and the infrastructure joint venture project were offset somewhat by positive contributions from other projects in the segment during the prior year third quarter, including $16 million of fees earned at financial closing for an infrastructure rail project, $13 million for the final negotiated settlement and closeout of both an infrastructure road project and an infrastructure telecommunications project, $11 million for the approval of a significant change order for another infrastructure road project, as well as a higher level of project execution activities related to growth in the mining and metals business line. The current year charges for the Greater Gabbard Project were more than offset by a significantly higher level of project execution activities associated with the growth in the mining and metals business line, noted above.

The company is involved in a dispute in connection with the Greater Gabbard Project. The dispute relates to the company’s claim for additional compensation for schedule and cost impacts arising from delays in the fabrication of monopiles and transition pieces, and disruption and productivity issues associated with construction activities. The company believes the schedule and cost impacts are attributable to the client and other third parties. As of September 30, 2011, the company had recorded $243 million of claim revenue related to this issue for costs incurred to date. Additional costs arising from this dispute are expected to be incurred in future quarters and, as a result, claim revenue will increase during the life of the project. The company believes the ultimate recovery of incurred and future costs is probable under ASC 605-35-25. The company will continue to periodically evaluate its position and the amount recognized in revenue with respect to this claim. The project is expected to be substantially complete in early 2012. However, the resolution of the claims is expected to extend beyond the completion date of the project. As of September 30, 2011, the client had also withheld the contractual maximum for liquidated damages related to the dispute of approximately $150 million. The company will also seek to recover in arbitration the withheld liquidated damages. Should the company not be successful in its pursuit of schedule relief related to certain delays covered by the claim, the liquidated damages not recovered from the client could result in a charge to earnings, as would any unrecovered claim amounts.

New awards for the three months ended September 30, 2011 were $2.8 billion compared to $3.0 billion for the 2010 comparison period. The new awards in both periods were driven by significant awards in the mining and metals business line. The current quarter included the infrastructure and processing facilities for a major copper project in Peru. Backlog increased to $22.3 billion as of September 30, 2011 compared to $17.3 billion as of September 30, 2010, driven by the substantial new award activity in the mining and metals business line.

Total assets in the segment increased to $923 million as of September 30, 2011 from $535 million as of December 31, 2010, due to an increase in working capital to support the Greater Gabbard Project and increased project execution activities of the mining and metals business line.

GOVERNMENT

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Revenue	$882.4	$792.8	$2,548.9	$2,232.3
Segment profit	43.0	34.7	108.8	105.0

Revenue for the three and nine months ended September 30, 2011 increased 11 percent and 14 percent, respectively, compared to the same periods in the prior year principally due to an increase in the volume of work for the Logistics Augmentation Program (“LOGCAP IV”) for the United States Army in Afghanistan and project execution activities associated with the gaseous diffusion plant contract for the Department of Energy in Portsmouth, Ohio (“Portsmouth”), that was awarded in the first quarter of 2011. Offsetting some of the overall revenue increase for the segment was a revenue decrease attributable to the close-out of the American Recovery and Reinvestment Act (“ARRA”) funded work at the Savannah River Site Management and Operating project in South Carolina.

Segment profit for the three and nine months ended September 30, 2011 increased 24 percent and 4 percent, respectively, compared to the corresponding 2010 periods primarily due to additional contributions from higher levels of project execution activities on LOGCAP IV task orders.  The net positive results for the current year periods were offset somewhat by a reduction in the Corps of Engineers Transatlantic Programs Center (“CETAC”) work in Iraq.

Segment profit margin of 4.9 percent for the three months ended September 30, 2011 was comparable to 4.4 percent for the corresponding period in 2010. Segment profit margin of 4.3 percent for the nine months ended September 30, 2011 was also comparable to 4.7 percent for the nine months ended September 30, 2010.

New awards for the three months ended September 30, 2011 were $1.7 billion compared to $1.2 billion for the corresponding 2010 period. This increase was primarily due to funding associated with the initial annual contract renewal for Portsmouth and increased funding for LOGCAP IV task orders. Backlog of $1.8 billion as of September 30, 2011 increased compared to September 30, 2010 backlog of $1.0 billion, also driven by the annual contract renewal for Portsmouth and the increased funding for LOGCAP IV task orders.

Total assets in the Government segment decreased to $1.0 billion as of September 30, 2011 compared to $1.1 billion as of December 31, 2010 primarily as a result of a decrease in working capital to support project execution activities.

GLOBAL SERVICES

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Revenue	$389.9	$418.9	$1,174.5	$1,084.8
Segment profit	39.1	35.2	111.4	94.3

Revenue decreased seven percent for the three months ended September 30, 2011 compared to the same period in 2010, primarily due to the close-out of the Gulf Coast oil spill cleanup project in 2010 which was partially offset by an increase in other operations and maintenance business line activities, including growth in maintenance activities and capital work, both domestically and internationally. The temporary staffing business line and equipment business line’s operations in Afghanistan and South America also experienced higher revenue in the quarter compared to the same period in the prior year. Revenue increased eight percent for the nine months ended September 30, 2011 compared to the corresponding period in the prior year principally due to the equipment business line which experienced higher volume of work in Afghanistan and South America. The operations and maintenance and temporary staffing business lines also experienced higher revenue in the current year period compared to the corresponding period in the prior year.

Segment profit increased 11 percent for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily as a result of growth in the equipment business line’s activities in Afghanistan and South America and improved performance in the temporary staffing business line. Segment profit margin was 10.0 percent in the current quarter compared to 8.4 percent for the same quarter in 2010 primarily due to the favorable resolution of certain disputed items in the operations and maintenance business line during the current year quarter.

Segment profit increased 18 percent for the nine months ended September 30, 2011 compared to the corresponding period in 2010, primarily due to the improved performance from the equipment business line, as noted above. The temporary staffing business line also contributed to the increase in segment profit, with improvement from the North America operations being the largest component. Offsetting some of the overall segment profit increase was the close-out of the Gulf Coast oil spill cleanup project. Segment profit margin for the nine months ended September 30, 2011 was 9.5 percent compared to 8.7 percent for the same period in 2010. The segment experienced modest improvement in margins in the equipment business line’s activities in Afghanistan and South America, the temporary staffing business line’s operations in North America, and the favorable resolution of certain disputed items in the operations and maintenance business line noted above.

New awards for the three months ended September 30, 2011 were $302 million compared to $478 million for the corresponding period in 2010. The operations and maintenance business line continues to experience reduced renewal agreements as well as delayed new client releases. Backlog as of September 30, 2011 was $2.0 billion compared to backlog of $2.2 billion as of September 30, 2010. Operations and maintenance activities that have yet to be performed comprise Global Services backlog. Short-duration operations and maintenance activities may not contribute to ending backlog. In addition, the equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

Total assets in the segment were $866 million as of September 30, 2011 compared to $824 million as of December 31, 2010.

POWER

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Revenue	$143.4	$383.3	$561.0	$1,386.0
Segment profit	12.6	40.5	71.8	146.6

Revenue for the three and nine months ended September 30, 2011 decreased 63 percent and 60 percent, respectively, compared to the three and nine months ended September 30, 2010 primarily due to the expected reduction in project execution activities on several projects which have reached or are near final completion including the Oak Grove coal-fired power project in Texas for Luminant and gas-fired power plants in Texas and Virginia, as well as reduced volume on certain other projects progressing toward completion.

Segment profit for the three months ended September 30, 2011 decreased 69 percent compared to the same period in 2010. The lower segment profit in the current year period was primarily due to reduced contributions from the Oak Grove project that was completed in 2010, reduced contributions on significant projects nearing completion including an emissions control retrofit project in South Carolina and a gas-fired power plant project in Texas and a charge for $8 million which was taken on a gas-fired power project in Georgia for estimated additional costs to complete the project. Segment profit for the nine months ended September 30, 2011 decreased 51 percent compared to the same period in 2010 principally due to reduced contributions from the Oak Grove project and the significant projects nearing completion discussed above. This weaker performance for the current year period was somewhat offset by lower charges taken for cost overruns on the gas-fired power project in Georgia which were $13 million for the nine months ended September 30, 2011 compared to $63 million for the prior year period.

Segment profit margin for the three and nine months ended September 30, 2011 was 8.8 percent and 12.8 percent compared to 10.6 percent for both the three and nine months ended September 30, 2010. Segment profit margin in the current period was negatively impacted by the $8 million charge taken on the gas-fired power plant in Georgia and lower operating leverage attributable to the retention of key resources to support opportunities for future work, offset somewhat by the net positive impact of adjustments to the forecasts on gas-fired power plants in Texas and Virginia with the achievement of major milestones. Improvement in segment profit margin for the nine months ended September 30, 2011 was primarily due to lower charges taken for cost overruns on the gas-fired power project in Georgia noted above.

The Power segment continues to be impacted by delays in obtaining air permits for coal-fired power plants due to concerns over carbon emissions. In addition, the segment’s markets have been impacted by continued weak demand for new power generation. New awards in the Power segment are typically large in amount, but occur on an irregular basis.  New awards for the three months ended September 30, 2011 were $470 million compared to $47 million in the third quarter of 2010. This increase is primarily due the major award of the Luminant Environmental Construction Program. Backlog increased to $1.1 billion as of September 30, 2011 from $855 million as of September 30, 2010.

Total assets in the Power segment were $105 million as of September 30, 2011 compared to $97 million as of December 31, 2010.

OTHER

Corporate general and administrative expense for the three and nine months ended September 30, 2011 of $37.3 million and $102.2 million, respectively, were comparable to $39.6 million and $98.3 million for the three and nine months ended September 30, 2010.

Net interest income was $6.1 million and $16.2 million during the three and nine month periods ended September 30, 2011 compared to net interest income of $2.6 million and $9.3 million during the corresponding periods of 2010. The increase in net interest income for the current year periods was primarily due to the increase in cash balances at certain international locations of the company which generated higher investment yields.

Income tax expense for the three and nine months ended September 30, 2011 and 2010 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations and access to financial markets. In addition, the company has committed and uncommitted lines of credit totaling $3.7 billion, which may be used for revolving loans, letters of credit and general purposes. The company believes that, for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $2.6 billion and substantial cash position, is sufficient to fund operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity positions in favorable market conditions. The company’s conservative financial strategy has earned it strong credit ratings, resulting in continued access to the financial markets. As of September 30, 2011, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of September 30, 2011 was 14.0 percent compared to 3.2 percent as of December 31, 2010 primarily due to the company’s $500 million debt issuance in September 2011 which is discussed in the financing activities section below.

Cash Flows

Cash and cash equivalents were $2.4 billion as of September 30, 2011 compared to $2.1 billion as of December 31, 2010. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.8 billion and $2.6 billion as of September 30, 2011 and December 31, 2010, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. As of September 30, 2011 and December 31, 2010, cash and cash equivalents held outside the United States amounted to $1.5 billion and $1.6 billion, respectively. The company did not consider any cash to be permanently reinvested overseas as of September 30, 2011 and December 31, 2010 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2011 was $711 million compared to $210 million during the same period in 2010. Cash provided by operating activities in the 2011 period resulted primarily from earnings sources and was reduced by cash payments for amounts funded for the project execution activities and claim on the Greater Gabbard Project.  Cash provided by operating activities during the 2011 period was not significantly impacted by changes in working capital as working capital levels at September 30, 2011 remained consistent with levels as of December 31, 2010.  Cash provided by operating activities in the 2010 period resulted primarily from earnings sources and was also reduced by cash payments for the amounts funded for the project execution activities and claim on the Greater Gabbard Project, as well as an increase in working capital.  The increase in working capital during the 2010 period was attributable to higher contract work in process, which resulted from increased project execution activities in the Oil and Gas and Government segments.

The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects, as well as the company’s volume of work and the execution of its projects within budget. Certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. Project working capital requirements will vary by project. The company’s cash position is reduced as customer advances are used in project execution, unless they are replaced by advances on new projects. The company maintains cash reserves and borrowing facilities to satisfy any net operating cash outflows, in the event there is an investment in operating assets that exceeds the projects’ available cash balances.

During the nine month ended September 2011 and 2010, the company had net cash outlays of $297 million and $227 million, respectively, for the project execution activities and claim on the Greater Gabbard Project as discussed above under
“— Industrial & Infrastructure.”

The company contributed approximately $50 million into its defined benefit plans during the nine months ended September 30, 2011. The company expects to fund approximately $60 million to $100 million during 2011, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash utilized for investing activities totaled $105 million for the nine months ended September 30, 2011 while cash provided by investing activities amounted to $232 million for the nine months ended September 30, 2010. The primary investing activities included purchases, sales and maturities of marketable securities, as well as capital expenditures.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the nine months ended September 30, 2011, proceeds from the sales and maturities of marketable securities exceeded purchases of marketable securities by $95 million. During the nine months ended September 30, 2010, proceeds from the sales and maturities of marketable securities exceeded purchases by $415 million. The company held current and noncurrent marketable securities of $373 million and $472 million as of September 30, 2011 and December 31, 2010, respectively.

Capital expenditures of $237 million and $211 million for the nine months ended September 30, 2011 and 2010, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment.

Financing Activities

Cash utilized in financing activities during the nine months ended September 30, 2011 and 2010 of $299 million and $189 million, respectively, included company stock repurchases, company dividend payments to shareholders, proceeds from the issuance of senior notes, convertible note repayments, capital contributions received from and distributions paid to holders of noncontrolling interests and corporate-owned life insurance loan repayments.

Cash flows from financing activities in the first nine months of 2011 included the repurchase of 9,300,000 shares of the company’s common stock for $600 million under its stock repurchase program. Cash flows from financing activities in the first nine months of 2010 included the repurchase of 379,600 shares of the company’s common stock for $17 million under its stock repurchase program. Quarterly cash dividends are declared at a rate of $0.125 per share and are typically paid in the month following the quarter in which they are declared. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

In September 2011, the company issued $500 million of 3.375 percent Senior Notes (the “2011 Notes”) due September 15, 2021 and received proceeds of $492 million, net of underwriting discounts and debt issuance costs. Interest on the 2011 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2012. The net proceeds of the 2011 Notes will be used for general corporate purposes. The company may, at any time, redeem the 2011 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, the company will be required to offer to purchase the 2011 Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2010 and third quarter of 2011 and the 2004 Notes were therefore classified as short-term debt. During the nine months ended September 30, 2011, holders converted $73 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,601,081 shares of the company’s common stock. During the nine months ended September 30, 2010, holders converted $11 million of the 2004 Notes in exchange for the principal balance owed in cash plus

141,156 shares of the company’s common stock. The company does not know the timing or principal amount of the remaining 2004 Notes that may be presented for conversion by the holders in the future. Additionally, the 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

Capital contributions received from joint venture partners were $23 million and $1 million during the nine months ended September 30, 2011 and 2010, respectively. Capital contributions in the first nine months of 2011 represent the funding of a recently formed joint venture that is providing services to the Department of Energy under a contract for a gaseous diffusion plant in Portsmouth, Ohio. Distributions paid to holders of noncontrolling interests were $72 million and $56 million during the nine months ended September 30, 2011 and 2010, respectively. The increase in distributions is primarily due to the Rapid Growth Project. See Note 13 to the annual report on Form 10-K for further discussion of this project.

During 2010, the company repaid $32 million in principal related to loans against the cash surrender value of corporate-owned life insurance policies.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of other comprehensive loss. Unrealized losses of $56 million in 2011 relate to the effect of exchange rate changes on cash. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses is considered nominal.

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

As of September 30, 2011, the company had a combination of committed and uncommitted lines of credit that totaled $3.7 billion. These lines may be used for revolving loans, letters of credit or general purposes. The committed lines consist of the two facilities discussed above, as well as a $500 million letter of credit facility that matures in 2014. Letters of credit are provided to clients and other third parties in the ordinary course of business to meet bonding requirements. As of September 30, 2011, $1.1 billion in letters of credit were outstanding under these lines of credit.

The company posts surety bonds as generally required by commercial terms of the contracts, primarily to guarantee its performance on state and local government projects.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of September 30, 2011 are estimated to be $4.6 billion. The company assessed its performance guarantee obligation as of September 30, 2011 and December 31, 2010 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (ASC 460) and the carrying value of its liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first nine months of 2011. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2010 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended September 30,
(in millions)	2011	2010

Backlog – beginning of period	$40,283.4	$30,159.4
New awards	6,747.3	7,568.5
Adjustments and cancellations, net	685.8	637.3
Work performed	(5,883.5)	(5,381.1)

Backlog – end of period	$41,833.0	$32,984.1

	Nine Months Ended September 30,
(in millions)	2011	2010

Backlog – beginning of period	$34,908.7	$26,778.7
New awards	22,630.9	20,272.9
Adjustments and cancellations, net	995.2	1,154.6
Work performed	(16,701.8)	(15,222.1)

Backlog – end of period	$41,833.0	$32,984.1

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Fluor and its subsidiaries, as part of their normal business activities, are parties to a number of legal proceedings and other matters in various stages of development. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material adverse effect on the consolidated financial position, or the results of operations of the company, after giving effect to provisions already recorded.

For information on matters in dispute, see Note 13 to the Condensed Consolidated Financial Statements under Part I, Item 1.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended September 30, 2011 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2011 – July 31, 2011	137	$65.16	—	4,186,200

August 1, 2011 – August 31, 2011	4,187,053	$57.60	4,186,200	—

September 1, 2011 – September 30, 2011	—	$—	—	—

Total	4,187,190	$57.60	4,186,200

(1)             Includes 990 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans and 4,186,200 shares of company stock repurchased and cancelled by the company during August 2011 under its stock repurchase program for total consideration of $241,236,454.

(2)             On September 20, 2001, the company announced that the Board of Directors had approved the repurchase of up to five million shares of our common stock. On August 6, 2008, the Board of Directors increased the number of shares available for repurchase by 4,135,400 shares to account for the company’s two-for-one stock split. On November 4, 2010, the Board of Directors further increased the number of shares available for repurchase by 7,168,800 shares bringing the total number of shares available for repurchase to 12,000,000 shares as of such date. During the third quarter of 2011, the company purchased all remaining shares available for repurchase under the program.

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

4.3

Senior Debt Securities Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of September 8, 2011 (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on September 8, 2011).

4.4

First Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of September 13, 2011 (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on September 13, 2011).

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

10.28

Form of Restricted Unit Award Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors.(incorporated by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.29

Form of Restricted Stock Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2011).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):       (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010, and (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 3, 2011	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date:	November 3, 2011	/s/ Gary G. Smalley
Gary G. Smalley
Senior Vice President and Controller