Form 10-K
period 2011-12-31
FLUOR CORP
filed 2012-02-22
CIK 1124198

Use these links to rapidly review the document

TABLE OF CONTENTS2

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

         As of June 30, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $11.2 billion based on the closing sale price as reported on the New York Stock Exchange.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2012
Common Stock, $.01 par value per share	169,003,400 shares
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2012 (Proxy Statement)	Part III

FLUOR CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

i

Forward-Looking Information

        From time to time, Fluor® Corporation makes certain comments and disclosures in reports and statements, including this annual report on Form 10-K, or statements are made by its officers or directors, that, while based on reasonable assumptions, may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a "safe harbor" may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements, including disclosures which use words such as the company "believes," "anticipates," "expects," "estimates" and similar statements are subject to various risks and uncertainties which could cause actual results of operations to differ materially from expectations.

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

        Due to known and unknown risks, our actual results may differ materially from our expectations or projections. While most risks affect only future cost or revenue anticipated by us, some risks may relate to accruals that have already been reflected in earnings. Our failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized could result in a charge against future earnings. As a result, the reader is cautioned to recognize and consider the inherently uncertain nature of forward-looking statements and not to place undue reliance on them.

        These factors include those referenced or described in this Annual Report on Form 10-K (including in "Item 1A. — Risk Factors"). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

        Except as the context otherwise requires, the terms "Fluor" or the "Registrant" as used herein are references to Fluor Corporation and its predecessors and references to the "company," "we," "us," or "our" as used herein shall include Fluor Corporation, its consolidated subsidiaries and divisions.

PART I

Item 1.    Business

        Fluor Corporation was incorporated in Delaware on September 11, 2000 prior to a reverse spin-off transaction that separated us from our coal business which previously operated as Massey Energy Company prior to its acquisition by Alpha Natural Resources in June 2011. However, through our predecessors, we have been in business for 100 years and will celebrate our 100th anniversary in April 2012. Our principal executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas 75039, telephone number (469) 398-7000.

        Our common stock currently trades on the New York Stock Exchange under the ticker symbol "FLR".

        Fluor Corporation is a holding company that owns the stock of a number of subsidiaries. Acting through these subsidiaries, we are one of the largest professional services firms providing engineering, procurement, construction and maintenance as well as project management services on a global basis. We serve a diverse set of industries worldwide including oil and gas, chemicals and petrochemicals, transportation, mining and metals, power, life sciences and manufacturing. We are also a primary service provider to the U.S. federal government; and we perform operations and maintenance activities for major industrial clients.

        Our business is aligned into five principal segments. The five segments are Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. Fluor Constructors International, Inc., which is organized and operates separately from the rest of our business, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects in each of our segments. Financial information on our segments, as defined under accounting principles generally accepted in the United States, is set forth on page F-44 of this annual report on Form 10-K under the caption "Operating Information by Segment," which is incorporated herein by reference.

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

        Financial Strength    We believe that we are among the most financially sound companies in our sector. We strive to maintain a solid financial condition, placing an emphasis on having a strong balance sheet and an investment grade credit rating. Our financial strength provides us a valuable competitive advantage in terms of access to surety bonding capacity and letters of credit which are critical to our business. Our strong balance sheet also allows us to fund our strategic initiatives, pay dividends, repurchase stock, pursue opportunities for growth and better manage unanticipated cash flow variations.

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

  •
  In engineering, our expertise ranges from traditional engineering disciplines such as piping, mechanical, electrical, control systems, civil, structural and architectural to advanced engineering specialties including process engineering, chemical engineering, simulation, enterprise integration, integrated automation processes and interactive 3-D modeling. As part of these services, we often provide conceptual design services, which allow us to align each project's function, scope, cost and schedule with the client's objectives in order to optimize project success. Also included within these services are such activities as feasibility studies, project development planning, technology evaluation, risk management assessment, global siting, constructability reviews, asset optimization and front-end engineering.

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

  •
  In construction, we mobilize, execute, commission and demobilize projects on a self-perform or subcontracted basis or through construction management as the owner's agent. Generally, we are responsible for the completion of a project, often in difficult locations and under challenging circumstances. We are frequently designated as a program manager, where a client has facilities in multiple locations, complex phases in a single project location, or a large-scale investment in a facility. Depending upon the project, we often serve as the primary contractor or we may act as a subcontractor to another party.

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

Oil & Gas

        Through our Oil & Gas segment, we have long served the global oil and gas production, processing, and the chemical and petro-chemical industries, as an integrated service provider offering a full range of design, engineering, procurement, construction and project management services to a broad spectrum of energy-related industries. We serve a number of specific industries including upstream oil and gas production, downstream refining, offshore production, chemicals and petrochemicals. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies that have the global strength and reach to perform extremely large projects in difficult locations. As the locations of large scale oil, gas and chemicals projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength, global reach and experience. Moreover, as many of our clients continue to recognize that they need to invest and expend resources to meet oil, gas and chemicals demands, we believe that the company has been and will continue to be extremely well-positioned to capitalize on these opportunities.

        As the global economy becomes increasingly more cost-competitive, clients are placing an increasing emphasis on lower cost project execution. We also are seeing that in many of the countries where we work, clients are requiring more local content in their projects through the use of in-country talent. As a result, we continue to emphasize a dispersed execution model that allows resources from multiple offices to work on projects; we are emphasizing local training programs; and we are increasing our use of global execution centers such as our offices in Manila, Delhi and Cebu where we can continue to provide superior services but on a more cost-efficient basis. Another way in which we are addressing local content requirements is our increasing use of strategic alliances with local partners, such as in Russia and China, where we can tie together our global expertise with an existing local presence.

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

        In the chemicals and petrochemicals market, we have been very active for several years with major projects involving the expansion of ethylene based derivatives as well as in the production of polysilicon. The most active markets have been in the Middle East, as well as in China where there is significant demand for chemical products. In addition, we have started to get involved in the front end activities of several chemical facilities in the United States, driven by the availability of low cost (shale) gas.

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

        In transportation, as the global population continues to grow, especially in emerging countries, and existing infrastructure continues to age in developed countries, we have won and will continue to pursue transportation projects on a global basis, promoting our business model of pursuing large complex projects. We provide a broad range of services including consulting, design, planning, financial structuring, engineering and construction, domestically and internationally. Our service offerings include transportation infrastructure such as roads, highways, bridges and rail. Many of our projects involve the use of public/private partnerships, which allow us to develop and finance deals in concert with public entities for projects such as toll roads that would not have otherwise been commenced had only public funding been available. From time to time, we are also an equity investor in certain of the public/private partnerships, where appropriate.

        Mining and metals continues to be one of our strengths, driven by a strong demand for commodities that is leading our mining clients to invest in order to increase their volume. In this group, we provide a full range of services to the iron ore, copper, diamond, gold, nickel, alumina, aluminum and other commodity-based industries. These services include feasibility studies through detailed engineering, design, procurement, construction, and commissioning and start-up support. We see many of these opportunities being developed in extreme altitudes, topographies and climates, such as the Andes Mountains, Mongolia, Western Australia and West Africa. We are one of the few companies with the size and experience to pursue large scale mining and metals projects in these difficult locations.

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

Government

        Our Government segment is a provider of engineering, construction, logistics support, contingency response and management and operations services to the U.S. government. We are primarily focused on the Department of Energy, the Department of Defense and the Department of Homeland Security.

Because the U.S. government is the single largest purchaser of outsourced services in the world, with a relatively stable year-to-year budget, it represents an attractive opportunity for the company.

        For the Department of Energy, we provide site management, environmental remediation, decommissioning, engineering and construction services and have been very successful in addressing the myriad of environmental and regulatory challenges associated with these sites. Fluor performs significant activities as part of a joint venture that has responsibility for the Savannah River site near Aiken, South Carolina. There, our team is engaged in managing and operating this important site which encompasses over 300 square miles with total on site personnel of approximately 5,500 people. A Fluor-led team also has responsibility for the Department of Energy's Portsmouth Gaseous Diffusion Plant in Pike County, Ohio. We are leveraging our skills and experience to pursue additional domestic and international opportunities in the nuclear services and environmental remediation arenas.

        The Government segment also provides engineering and construction services, as well as logistics and contingency operations support, to the Department of Defense. We support military logistical and infrastructure needs around the world. Our largest long-term contract is LOGCAP IV, under which we provide engineering, procurement, construction and logistical augmentation services to the U.S. military in various international locations, with a primary focus on the United States military-related activities in and around the Middle East and more specifically Afghanistan. In combination with our subsidiary, Del-Jen, Inc., we are a leading provider of outsourced services to the federal government. We provide operations and maintenance services at military bases and education and training services to the Department of Labor, particularly through Job Corps programs. Because of our strong network of global resources, we believe we are well-situated to efficiently and effectively mobilize the resources necessary for Department of Defense operations, even in the most remote and difficult locations.

        The company is also providing significant support to the Department of Homeland Security. We are particularly involved in supporting the U.S. government's rapid response capabilities to address security issues and disaster relief, the latter primarily through our long-standing relationship with the Federal Emergency Management Agency.

Global Services

        The Global Services segment integrates a variety of customized service capabilities that serve and assist industrial clients in improving the performance of their plants and facilities. Capabilities within Global Services include operations and maintenance activities, small capital project engineering and execution, site equipment and tool services, industrial fleet services, plant turnaround services, supply chain solutions and temporary staffing.

        Continuing operations and sustaining small capital project services are frequently executed under multi-year alliance style agreements directly between Global Services and its clients. Clients demand these services to help achieve substantial operations improvements while they remain focused on their core business functions. Support services for large capital projects are provided to clients in concert with other Fluor segments or on a standalone basis. This segment often benefits from large projects that originate in another of our segments which can lead to long-term maintenance or operations opportunities. Alternatively, long-term maintenance contracts for Global Services can lead to larger capital projects for one of our other segments when that need arises.

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

        We also provide Site ServicesSM and Fleet OutsourcingSM through American Equipment Company, Inc., or AMECO®. AMECO provides integrated construction equipment, tool, and fleet service solutions on a global basis for construction projects and plant sites of both third party clients and clients of the company. AMECO supports large construction projects and plants at locations throughout North and South America, Africa and the Middle East.

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

Power

        In the Power segment, we provide a full range of services to the gas fueled, solid fuels, environmental compliance, renewables, nuclear and power services markets. Our services include engineering, procurement, construction, program management, start-up and commissioning, operations and maintenance and technical services.

        Through the gas fueled market, we offer a full range of services for simple and combined cycle reference plant designs, as well as Integrated Gasification Combined Cycle (IGCC) projects. In the United States, investment in gas fueled plants is continuing to show some resurgence, partly driven by coal-fired plant retirements. We are also expanding our international operations in this market.

        Through the solid fueled and environmental compliance markets, we offer a full range of services for subcritical, supercritical, ultra-supercritical and circulating fluidized bed (CFB) technologies, as well as emissions reduction solutions including selective catalytic reduction (SCR), flue gas desulphurization (FGD), and particulate and mercury controls designs. We offer significant experience in designing and constructing coal-fired power generation facilities while delivering proven full scale technology for base load capacity that complies with stringent industry emission guidelines. As part of our environmental compliance service offering, we design, install and commission emissions reduction equipment in order to assist our clients with environmental guideline compliance which allows owners to comply with current emissions regulations. We also offer comprehensive solutions for post-combustion carbon capture and sequestration for solid fueled and gas fueled facilities on a global basis, offering our commercially demonstrated proprietary Econamine FG PlusSM CO2 capture technology.

        In the renewables market, we offer a wide range of technology choices for solar, wind, biomass and geothermal solutions on a global basis. For solar, we are strongly focused globally on thermal technologies such as Photovoltaic (PV) as well as Concentrating Solar Power (CSP) applications. In the biomass market, we bring proven expertise with small boiler and circulating fluidized bed technologies for projects using woody biomass and/or agricultural waste fuels.

        In nuclear, we are strategically positioned to offer our extensive nuclear experience for new build plants, capital modifications, extended power uprate (EPU) projects and operations and maintenance services on a global basis. We bring a resume of nuclear experience that includes construction of ten nuclear units, design of three nuclear units and maintenance and capital modification services for units operating in the United States. We also recently purchased a majority interest in NuScale Power, LLC, an Oregon-based small modular nuclear reactor technology company. Power supplies engineering, procurement and construction services in support of this light water, passively safe design which we believe will provide us with significant future opportunities.

        Through our power services business line, we offer a variety of services to owners including fossil, renewable and nuclear plant maintenance, facility management, operations support, asset performance improvement, capital modifications and improvements, operations readiness and start-up commissioning on a global basis. We have annual maintenance and modification contracts covering full generation fleets within the utility generation market. Additionally, we provide a solution to the transmission and distribution market through entities based in the United States and South Africa. In the U.S. market, the scope of services is focused on the design and construction of new transmission lines to connect new capacity from the current renewables market to existing distribution centers.

Other Matters

Backlog

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power segments at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(in millions)
Oil & Gas	$15,068	$14,267
Industrial & Infrastructure	19,601	16,862
Government	1,091	751
Global Services	1,881	2,057
Power	1,843	972

Total	$39,484	$34,909

        The following table sets forth our consolidated backlog at December 31, 2011 and 2010 by region:

	December 31, 2011	December 31, 2010
	(in millions)
United States	$8,572	$8,985
Asia Pacific (including Australia)	10,517	7,887
Europe, Africa and Middle East	8,172	8,340
The Americas (excluding the United States)	12,223	9,697

Total	$39,484	$34,909

        For purposes of the preceding tables, backlog for the Global Services segment includes our operations and maintenance activities that have yet to be performed. The equipment, temporary staffing and supply chain solutions business lines do not report backlog due to the quick turnaround between the receipt of new awards and the recognition of revenue. With respect to backlog in our Government segment, if a contract covers multiple years, we generally only include the amounts for which Congressional funding has been approved and then only for that portion of the work to be completed in the next 12 months. For our contingency operations, we include only those amounts for which specific task orders have been received. For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog.

        We expect to perform approximately 63 percent of our backlog at December 31, 2011 in 2012. Although backlog reflects business that is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict the portion of our December 31, 2011 backlog estimated to be performed annually subsequent to 2012.

        For additional information with respect to our backlog, please refer to "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

Types of Contracts

        While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two groups of contracts: cost reimbursable contracts, and fixed-price, lump-sum and guaranteed maximum contracts. In some markets, we are seeing "hybrid" contracts containing both fixed-price and cost reimbursable elements. As of December 31, 2011, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	December 31, 2011
	(in millions)	Percentage
Cost Reimbursable	$33,555	85%
Fixed-Price, Lump-Sum and Guaranteed Maximum	$5,929	15%

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

        Our Government segment, as a prime contractor or a major subcontractor for a number of U.S. government programs, generally performs its services under cost reimbursable contracts subject to applicable statutes and regulations. In many cases, these contracts include incentive fee arrangements. The programs in question often take many years to complete and may be implemented by the award of many different contracts. Some of our government contracts are known as Indefinite Delivery Indefinite Quantity (IDIQ) agreements. Under these arrangements, we work closely with the government to define the scope and amount of work required based upon an estimate of the maximum amount that the government desires to spend. While the scope is often not initially fully defined or does not require any specific amount of work, once the project scope is determined, additional work may be awarded to us without the need for further competitive bidding.

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

Competition

        We are one of the world's largest providers of engineering, procurement and construction services. The markets served by our business are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as Bechtel Group, Inc., CH2M Hill Companies Limited, Jacobs Engineering Group, Inc., KBR Inc., the Shaw Group and URS Corporation, and international-based companies such as AMEC plc, Balfour Beatty, Chicago Bridge and Iron Company N.V., Chiyoda Corporation, Foster Wheeler AG, Hyundai Engineering &

Construction Company, JGC Corporation, McDermott International, Inc., Samsung Engineering, Technip and WorleyParsons Limited.

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

Significant Clients

        For 2011, revenue earned from agencies of the U.S. government and Exxon Mobil Corporation and its affiliates accounted for 14 percent and 13 percent, respectively, of our total revenue. We perform work for these clients under multiple contracts and sometimes through joint venture arrangements.

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

Number of Employees

        The following table sets forth the number of employees of Fluor and its subsidiaries engaged in our business segments as of December 31, 2011:

Number of Employees
Salaried Employees:
Oil & Gas	9,869
Industrial & Infrastructure	4,776
Government	11,328
Global Services	3,445
Power	816
Other	3,018

Total Salaried	33,252
Craft and Hourly Employees	9,835

Total	43,087

        The number of craft and hourly employees, who provide support throughout the various business segments, varies in relation to the number and size of projects we have in process at any particular time.

Available Information

        Our website address is www.fluor.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the "Investor Relations" portion of our website, under the heading "SEC Filings" filed under "Financial Information." These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. These reports, and any amendments to them, are also available at the Internet website of the Securities and Exchange Commission, http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, you may call 1-800-732-0330. We also maintain various documents related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Codes of Conduct on the "Sustainability" portion of our website under the heading "Corporate Governance Documents" filed under "Governance."

Item 1A.    Risk Factors

We may experience reduced profits or losses under contracts if costs increase above estimates.

        We conduct our business under various types of contractual arrangements where costs are estimated in advance. In terms of dollar-value, the majority of our contracts allocate the risk of cost overruns to our clients by requiring our clients to reimburse us for our cost. Approximately 15 percent of the dollar-value of our backlog is currently guaranteed maximum price or fixed-price contracts, where we bear a significant portion of the risk for cost overruns. If we fail to accurately estimate the resources and time necessary for these type of contracts, or fail to complete these contracts within the timeframes and costs we have agreed upon, there could be a material impact on our financial results as well as our reputation. Risks under our contracts which could result in cost overruns, project delays or other problems can also include:

  •
  Difficulties related to the performance of our subcontractors, suppliers, equipment providers or other third parties;

  •
  Changes in local laws or difficulties in obtaining permits, rights of way or approvals;

  •
  Unanticipated technical problems, including issues with regard to the design or engineering phases of contracts;

  •
  Unforeseen increases in the cost of raw materials, components, equipment, labor or the inability to timely obtain them;

  •
  Delays caused by weather conditions;

  •
  Incorrect assumptions related to productivity, scheduling estimates or future economic conditions; and

  •
  Project modifications creating unanticipated costs or delays.

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

        We serve markets that are highly competitive and in which a large number of multinational companies compete. In particular, the engineering and construction markets are highly competitive and require substantial resources and investment in technology and skilled personnel. In addition, our success in the government market and certain international markets can be impacted by the presence or quality of a local partner. If we are unable to compete alone, or with a quality partner, our ability to win work and successfully complete our contracts may be impacted. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

Our revenue and earnings are largely dependent on the award of new contracts which we do not directly control.

        A substantial portion of our revenue and earnings is generated from large-scale and increasingly international project awards. The timing of when project awards will be made is unpredictable and outside of our control. We operate in highly competitive markets where it is difficult to predict whether and when we will receive awards since these awards and projects often involve complex and lengthy negotiations and bidding processes. These processes can be impacted by a wide variety of factors including governmental approvals, financing contingencies, commodity prices, environmental conditions and overall market and economic conditions. In addition, we may not win contracts that we have bid upon due to price, a client's perception of our ability to perform and/or perceived technology advantages held by others. In these highly competitive times, many of our competitors may be more inclined to take greater or unusual risks or terms and conditions in a contract that we might not deem market or acceptable. Because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate from quarter to quarter and year to year depending on whether and when project awards occur and the commencement and progress of work under awarded contracts. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated.

Current global economic conditions will likely affect a portion of our client base, partners, subcontractors and suppliers and could materially affect our backlog and profits.

        Current global economic conditions have reduced and continue to negatively impact our client's willingness and ability to fund their projects. These conditions make it difficult for our clients to accurately forecast and plan future business trends and activities, thereby causing our clients to slow or even curb spending on our services, or seek contract terms more favorable to them. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our partners, subcontractors or suppliers could increase our cost or adversely impact project schedules. These economic conditions continue to reduce the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations worldwide. Current financial market conditions and adverse credit market conditions could adversely affect our clients', our partners' or our own borrowing capacity, which support the continuation and expansion of projects worldwide, and could result in contract cancellations or suspensions, project delays, payment delays or defaults by our clients. Our ability to expand our business would be limited if, in the future, we are unable to access sufficient credit capacity, including capital market funding, bank credit, such as letters of credit, and surety bonding on favorable terms or at all. These disruptions could materially impact our backlog and profits. Finally, our business has traditionally lagged recoveries in the general economy, and therefore may not recover as quickly as the economy as a whole.

If we experience delays and/or defaults in client payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

        Because of the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from the client in amounts sufficient to cover expenditures as they are incurred. In difficult economic times, some of our clients may find it increasingly difficult to pay invoices for our services timely, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. Delays in client payments may require us to make a working capital investment, which could impact our cash flows and liquidity. If a client fails to pay invoices on a timely basis or defaults in making its payments on a project in which we have devoted significant resources, there could be a material adverse effect on our results of operations or liquidity.

We are vulnerable to the cyclical nature of the markets we serve.

        The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. Although downturns can impact our entire business, our oil and gas, petrochemicals, power, and mining and metals lines exemplify businesses that are cyclical in nature and have historically been affected by a decrease in worldwide demand for these projects or the underlying commodities. For example, in our Oil & Gas segment, capital expenditures by our oil and gas clients may be influenced by factors such as prevailing prices and expectations about future prices, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. In our Power segment, new order activity has slowed due to low demand for power. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to general downturns.

We have international operations that are subject to foreign economic and political uncertainties. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

        Our business is subject to fluctuations in demand and to changing international economic and political conditions which are beyond our control. As of December 31, 2011, approximately 78 percent of our backlog consisted of revenue to be derived from projects and services to be completed outside the United States. We expect that a significant portion of our revenue and profits will continue to come from international projects for the foreseeable future.

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

  •
  U.S. government policies;

  •
  international hostilities; and

  •
  local unrest.

        The lack of a well-developed legal system in some of these countries may make it difficult to enforce our contractual rights. We also face significant risks due to civil strife, acts of war, terrorism and insurrection. We operate in countries where there is a significant amount of political risk including Afghanistan, Indonesia, Iraq, Russia, China and Saudi Arabia. In addition, military action or continued unrest, especially in the Middle East, could impact the supply or pricing of oil, disrupt our operations in the region and elsewhere, and increase our security costs. Our level of exposure to these risks will vary with respect to each project, depending on the particular stage of each such project. For example, our risk exposure with respect to a project in an early development stage will generally be less than our risk exposure with respect to a project in the middle of construction. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses. Project disruptions and losses could significantly reduce our overall revenue and profits.

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

        We may be subject to a variety of legal proceedings, liability claims or contract disputes in virtually every part of the world. We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of cost they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters, including liabilities associated with divested businesses. These include potential liabilities arising from the operations of the divested lead business of St. Joe Minerals Corporation as described in "13. Contingencies and Commitments" in the Notes to Consolidated Financial Statements. For example, in the St. Joe Minerals matters, while we believe we will be ultimately successful, if we were unsuccessful in the defense of the claims arising in these matters or in the prosecution of and collection on our indemnity claims, we would have to recognize a substantial charge to our earnings. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. With regard to insurance coverage, our professional liability coverage is on a "claims-made" basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposure, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, and reduce our cash available for operations. In other matters, we may be covered by indemnification agreements which may at times be difficult to enforce. Even if enforceable, it may be difficult to recover under these agreements if the indemnitor does not have the ability to financially support the indemnity. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed.

Our failure to recover adequately on claims against project owners or subcontractors for payment or performance could have a material effect on our financial results.

        We occasionally bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our clients and subcontractors. If we fail to properly document the nature of claims or change orders, or are otherwise unsuccessful in negotiating a reasonable settlement, we could incur reduced profits, cost overruns and in some cases a loss on the project. These types of claims can often occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional cost, both direct and indirect. From time to time, these claims can be the subject of lengthy and costly arbitration or litigation proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.

We are dependent upon third parties to complete many of our contracts.

        Much of the work performed under our contracts is actually performed by third-party subcontractors. We also rely on third-party suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified suppliers, our ability to successfully complete a project could be impaired. For example, in our Greater Gabbard project, the bankruptcy of a key equipment supplier has been one of the reasons behind the increased cost to complete this project. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum or a fixed-price type contract, we may suffer losses on these contracts. If a supplier or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, or provides supplies, equipment or services that are not an acceptable quality, we may be required to source those supplies, equipment or services on a delayed basis or at a higher price than anticipated, which could impact contract profitability. In addition, faulty equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications. These risks may be intensified during the current economic downturn if these suppliers or subcontractors experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the services or supplies necessary for our business. In addition, in instances where Fluor relies on a single contracted supplier or subcontractor or a small number of subcontractors, there can be no assurance that the marketplace can provide these products or services in a timely basis, or at the costs we had anticipated. A failure by a third-party subcontractor or supplier to comply with applicable laws, rules or regulations could negatively impact our business and, in the case of government contracts, could result in fines, penalties, suspension or even debarment.

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

        We enter into various joint ventures and teaming arrangements as part of our engineering, procurement and construction businesses, including ICA Fluor and project-specific joint ventures, where control may be shared with unaffiliated third parties. Differences in opinions or views between joint venture partners can result in delayed decision-making or failure to agree on material issues which could adversely affect the business and operations of the venture. At times, we also participate in joint ventures where we are not a controlling party. In such instances, we may have limited control over joint venture decisions and actions, including internal controls and financial reporting which may have an impact on our business.

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

Our businesses could be materially and adversely affected by events outside of our control.

        Extraordinary or force majeure events beyond our control, such as natural or man-made disasters, could negatively impact our ability to operate. As an example, from time to time we face unexpected severe weather conditions which may result in weather-related delays that are not always reimbursable under a fixed-price contract; evacuation of personnel and curtailment of services; increased labor and material costs in areas resulting from weather-related damage and subsequent increased demand for labor and materials for repairing and rebuilding; inability to deliver materials, equipment and personnel to jobsites in accordance with contract schedules and loss of productivity. We may remain obligated to perform our services after any such natural or man-made event, unless a force majeure clause or other contractual provision provides us with relief from our contractual obligations. If we are not able to react quickly to such events, our operations may be significantly affected, which could have a negative impact on our operations. In addition, if we cannot complete our contracts on time, we may be subject to potential liability claims by our clients which may reduce our profits.

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenue or earnings.

        As of December 31, 2011, our backlog was approximately $39 billion. Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Project cancellations, scope adjustments or deferrals may occur, from time to time, with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination for convenience provisions in them. In addition, projects may remain in our backlog for an extended period of time. Finally, poor project or contract performance could also impact our backlog and profits. It is unclear what impact the current market conditions may have on our backlog. The ongoing global economic downturn may result in a diminished ability to replace backlog once projects are completed and/or may result in the cancellation, modification or deferral of projects currently in our backlog, as discussed below. Such developments could have a material adverse effect on our business and our profits.

Our government contracts and contracting rights may be terminated or otherwise adversely impacted at any time.

        We enter into significant government contracts, from time to time, such as those that we have with the U.S. Department of Energy as part of teaming arrangements at Savannah River Nuclear Solutions LLC and at the Department of Energy site in Portsmouth, Ohio, or with the Department of Defense for the LOGCAP IV contract. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls, which could result in withholding or delay of payments to us. Government contracts are also exposed to uncertainties associated with Congressional funding. A significant portion of our business is derived as a result of federal government regulatory, military and infrastructure priorities. Changes in these priorities, which can occur due to policy changes or changes in the economy, are unpredictable and may impact our revenues. The government is under no obligation to maintain funding at any specific level and funds for a program may even be eliminated. Our government clients may terminate or decide not to renew our contracts with little or no prior notice.

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

        We also run the risk of the impact of government audits, investigations and proceedings, and so-called "qui tam" actions, where treble damages can be awarded, brought by individuals or the government under the Federal False Claims Act that, if an unfavorable result occurs, could impact our profits and financial condition, as well as our ability to obtain future government work. For example, government agencies such as the U.S. Defense Contract Audit Agency (the "DCAA") routinely review and audit government contractors with respect to the adequacy of and our compliance with our internal control systems and policies (including our labor, billing, accounting, purchasing, estimating, compensation and management information systems). Despite the fact that we take precautions to prevent and deter fraud, misconduct or other non-compliance, we face the risk that our employees, partners or subcontractors may engage in such activities. If any of these agencies determine that a rule or regulation has been violated, a variety of penalties can be imposed including criminal and civil penalties all of which would harm our reputation with the government or even debar us from future government activities. The DCAA has the ability to review how we have accounted for cost under the FAR and CAS, and if they believe that we have engaged in inappropriate accounting or other activities, they may present their findings to the Defense Contract Management Agency ("DCMA"). Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, payments to us may be disallowed or we could be required to refund previously collected payments. Furthermore, in this environment, if we have significant disagreements with our government clients concerning costs incurred, negative publicity could arise which could adversely effect our industry reputation and our ability to compete for new contracts.

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

Fluctuations and changes in the U.S. government's spending priorities could adversely impact our business expectations.

        The Government segment's revenue is generated largely from work we perform for the U.S. government, including a significant amount generated from contracts with the Department of Defense. Political instability, often driven by war, conflict or natural disasters, coupled with the U.S. government's fight against terrorism has resulted in increased spending from which we have benefitted, including in locations such as Afghanistan, where we perform significant work under the LOGCAP IV contract. Based on recent government pronouncements, the current level of Department of Defense overall spending will likely decrease. More specifically, government services being provided in the Middle East, including Afghanistan, will likely not continue at present levels indefinitely and we could see our current level of services decline over time. Future levels of expenditures, especially with regard to foreign military commitments, may decrease or may be shifted to other programs in which we are not a participant. As a result, a general decline in U.S. defense spending or a change in priorities could reduce our profits or revenue. Our ability to win or renew government contracts is conducted through a rigorous competitive process and may prove to be unsuccessful.

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

We could suffer from a temporary liquidity crisis if the financial institutions who hold our cash and investments fail.

        Our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, Europe, and Asia. Some of our accounts hold deposits that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy or forced receivership, there remains the risk that this could occur in the future. This concern is especially heightened in Europe where some of the European banks in which we deposit funds may be exposed to sovereign debt risk. If this were to occur, we could be at risk of not being able to access our cash which could result in a temporary liquidity crisis that could impede our ability to fund operations.

Our project execution activities may result in liability for faulty engineering services.

        Because our projects are often large and complicated, our failure to make judgments and recommendations in accordance with applicable professional standards could result in large damages. Our engineering practice involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure projects. While we do not generally accept liability for consequential damages, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant professional or product liability, warranty or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or the fees we generate, or could impact our ability to obtain insurance in the future. In addition, clients or subcontractors who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, if successful and of a material magnitude, could have a substantial impact on our operations.

Changes in our effective tax rate and tax positions may vary.

        We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in a higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. In addition, significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, agents and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor internal and external compliance. We cannot assure that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, agents or subcontractors), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.

Systems and information technology interruption and breaches in data security could adversely impact our ability to operate and our operating results.

        As a global company, we are heavily reliant on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience system interruptions and delays. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems, systems operation could be interrupted or delayed or our data security could be breached. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions. Any of these or other events could cause system interruption, delays and loss of critical data, could delay or prevent operations including the processing of transactions and reporting of financial results, could result in the unintentional disclosure of client or our information (including proprietary intellectual property) and could adversely affect our operating results. While management has taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect our financial condition and operating results.

Our business may be negatively impacted if we are unable to adequately protect intellectual property rights.

        Our success is dependent, in part, on our ability to defend our intellectual property rights as to our technologies and know-how. This success includes the ability of companies in which we invest, such as NuScale Power, LLC, to protect their intellectual property rights. We rely principally on a combination of patents, trade secrets, confidentiality agreements and other contractual arrangements to protect our interests. However, these methods only provide a limited amount of protection and may not adequately protect our interests. This can be especially true in certain foreign countries. We also rely on unpatented technology and we cannot provide assurances that we can meaningfully protect our interests or that others will not independently develop substantially similar technology or otherwise gain access to our unpatented technology. We also hold licenses from third parties which may be utilized in our business operations, the loss of which could impact our business operations.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.

        Our ongoing ability to generate cash is important for the funding of our continuing operations and the servicing of our indebtedness. To the extent that existing cash balances and cash flow from operations, together with borrowing capacity under our credit facilities, are insufficient to make future investments, make acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are acceptable to us. Furthermore, in the past few years, there has been significant upheaval and turmoil in financial markets and in many financial institutions, and if these conditions cause deterioration of the financial institutions which provide credit to us, it is possible that our ability to draw upon our credit facilities may be impacted. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

Foreign exchange risks may affect our ability to realize a profit from certain projects.

        We generally attempt to denominate our contracts in the currencies of our expenditures. However, we do enter into contracts that subject us to currency risk exposure, particularly to the extent contract revenue is denominated in a currency different than the contract costs. We attempt to minimize our exposure from currency risks by obtaining escalation provisions for projects in inflationary economies or entering into derivative (hedging) instruments, when there is currency risk exposure that is not naturally mitigated via our contracts. However, these actions may not always eliminate all currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. The company does not enter into derivative instruments or hedging activities for speculative purposes. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars. Financial hedging may be used to minimize currency volatility for financial reporting purposes.

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

        We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. The applicable regulations, as well as the technology and length of time available to comply with those regulations, continue to develop and change. In addition, past activities could also have a material impact on us. For example, when we sold our mining business formerly conducted through St. Joe Minerals Corporation, we retained responsibility for certain non-lead related environmental liabilities, but only to the extent that such liabilities were not covered by St. Joe's comprehensive general liability insurance and the buyer's indemnification obligations. The cost of complying with rulings and regulations, satisfying any environmental remediation requirements for which we are found responsible, or satisfying claims or judgments alleging personal injury, property damage or natural resource damages as a result of exposure to or contamination by hazardous materials, including as a result of commodities such as lead or asbestos-related products, could be substantial, could reduce our profits and could materially impact our future operations.

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

We may be unable to win new contract awards if we cannot provide clients with letters of credits, bonds or other security or credit enhancements.

        In certain of our business lines, it is industry practice for customers to require bonds, letters of credit, bank guarantees or other forms of credit enhancement. These bonds, letters of credit or guarantees indemnify our clients if we fail to perform our obligations under our contracts. Historically, we have had strong surety bonding capacity due to our industry leading credit rating, but, bonding is provided at the surety's sole discretion. In addition, because of the overall limitations in worldwide bonding capacity, we may find it difficult to find sufficient surety bonding capacity to meet our total surety bonding needs. With regard to letters of credit, we believe we have adequate capacity under our credit facilities but any amounts required in excess of our credit limits would be at our lenders' sole discretion. Failure to provide credit enhancements on terms required by a client may result in an inability to compete for or win a project.

We may be affected by market or regulatory responses to climate change.

        Growing concerns about climate change may result in the imposition of additional environmental regulations. For example, there is a growing consensus that new and additional regulations concerning greenhouse gas emissions and/or "cap and trade" legislation may be enacted, which could result in increased compliance costs for us and our clients. Legislation, international protocols, regulation or other restrictions on emissions could also affect our clients, including those who (a) are involved in the exploration, production or refining of fossil fuels such as our Oil & Gas clients, (b) emit greenhouse gases through the combustion of fossil fuels, including some of our Power clients or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition. However, legislation and regulation regarding climate change could also increase the pace of development of carbon capture and storage projects, alternative transportation, alternative energy facilities, such as wind farms, or incentivize increased implementation of clean fuel projects which could positively impact the company. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us and our customers.

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

        In preparing our financial statements, we are required under U.S. generally accepted accounting principles to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include:

  •
  Recognition of contract revenue, costs, profits or losses in applying the principles of percentage-of-completion accounting;

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

        Under our accounting procedures, we measure and recognize a large portion of our profits and revenue under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenue and profits ratably over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and estimated cost is recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. In addition, from time to time, when calculating the total amount of profits and losses, we include unapproved claims as contract revenue when collection is deemed probable based upon the criteria for recognizing unapproved claims under Accounting Standards Codification ("ASC") 605-35-25. Including unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claim. Given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

Our continued success requires us to hire and retain qualified personnel.

        The success of our business is dependent upon being able to attract and retain personnel, including engineers, project management and craft employees around the globe and who have the necessary and required experience and expertise. Competition for these kinds of personnel is intense. In addition, as some of our key personnel approach retirement age, we need to provide for smooth transitions, and our operations and results may be negatively affected if we are not able to do so.

It can be very difficult or expensive to obtain the insurance we need for our business operations.

        As part of business operations, we maintain insurance both as a corporate risk management strategy and in order to satisfy the requirements of many of our contracts. Although we have in the past been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future. We also monitor the financial health of the insurance companies from which we procure insurance, and this is one of the factors we take into account when purchasing insurance. Our insurance is purchased from a number of the world's leading providers, often in layered insurance or quota share arrangements. If any of our third party insurers fail, abruptly cancel our coverage or otherwise can not satisfy their insurance requirements to us, then our overall risk exposure and operational expenses could be increased and our business operations could be interrupted.

Any acquisitions, dispositions or other investments may present risks or uncertainties.

        We have made and expect to continue to pursue selective acquisitions or dispositions of businesses, or investments in strategic business opportunities. We cannot assure you that we will be able to locate suitable acquisitions or investments, or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Acquisitions may bring us into businesses we have not previously conducted and expose us to additional business risks that are different from those we have traditionally experienced. We also may encounter difficulties identifying all significant risks during our due diligence activities or integrating acquisitions and successfully managing the growth we expect to experience from these acquisitions. We may not be able to successfully cause a buyer of a divested business to assume the liabilities of that business or, even if such liabilities are assumed, we may have difficulties enforcing our rights, contractual or otherwise, against the buyer. We may invest in companies that fail, causing a loss of all or part of our investment. In addition, if we determine that an other-than-temporary decline in the fair value exists for a company in which we have invested, we may have to write down that investment to its fair value and recognize the related write-down as an investment loss. For cases in which we are required under equity method or the proportionate consolidation method of accounting to recognize a proportionate share of another company's income or loss, such income or loss may impact our earnings.

In the event we make acquisitions using our stock as consideration, stockholders' ownership percentage would be diluted.

        We intend to grow our business not only organically but also potentially through acquisitions. One method of paying for acquisitions or to otherwise fund our corporate initiatives is through the issuance of additional equity securities. If we do issue additional equity securities, the issuance would have the effect of diluting our earnings per share and stockholders' percentage ownership.

As a holding company, we are dependent on our subsidiaries for cash distributions to fund debt payments and other corporate liabilities.

        Because we are a holding company, we have no true operations or significant assets other than the stock we own of our subsidiaries. We depend on dividends, loans and other distributions from these subsidiaries to be able to service our indebtedness, fund share repurchases and satisfy other financial obligations. Contractual limitations and legal regulations may restrict the ability of our subsidiaries to make such distributions to us or, if made, may be insufficient to cover our financial obligations.

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

        Fluor is a Delaware corporation. Various anti-takeover provisions under Delaware law impose impediments on the ability of others to acquire control of us, even if a change of control would be beneficial to our stockholders. In addition, certain provisions of our charters and bylaws may impede or discourage a takeover. For example:

  •
  our Board of Directors is currently divided into three classes serving staggered three-year terms;

  •
  stockholders may not call a special meeting or act by written consent;

  •
  there are various restrictions on the ability of a stockholder to nominate a director for election; and

  •
  our Board of Directors can authorize the issuance of preference shares.

These types of provisions in our charters and bylaws could also make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our stockholders. Accordingly, stockholders may be limited in the ability to obtain a premium for their shares.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Major Facilities

        Operations of Fluor and its subsidiaries are conducted at both owned and leased properties in domestic and foreign locations totaling approximately 7.2 million rentable square feet. Our executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas. As our business and the mix of structures is constantly changing, the extent of utilization of the facilities by particular segments cannot be accurately stated. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. While we have operations worldwide, the following table describes the location and general character of our more significant existing facilities:

Location	Interest
United States:
Aliso Viejo, California	Owned and Leased
Greenville, South Carolina	Owned and Leased
Houston (Sugar Land), Texas	Leased
Irving, Texas (Corporate Headquarters)	Owned
Canada:
Calgary, Alberta	Owned and Leased
South America:
Santiago, Chile	Owned and Leased
Europe, Africa and Middle East:
Al Khobar, Saudi Arabia	Owned
Farnborough, England	Owned and Leased
Haarlem, the Netherlands	Owned
Johannesburg, South Africa	Leased
Asia/Asia Pacific:
Cebu, the Philippines	Leased
Manila, the Philippines	Owned and Leased
Melbourne, Australia	Leased
New Delhi, India	Leased
Shanghai, China	Leased

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

        For information on matters in dispute, see "13. Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

Item 4.    Mine Safety Disclosures

        Not applicable.

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

	Common Stock Price Range
			Dividends Per Share
	High	Low
Year Ended December 31, 2011
Fourth Quarter	$60.76	$44.16	$.125
Third Quarter	$68.00	$45.86	$.125
Second Quarter	$74.58	$60.10	$.125
First Quarter	$75.76	$63.43	$.125
Year Ended December 31, 2010
Fourth Quarter	$67.31	$47.94	$.125
Third Quarter	$51.00	$41.20	$.125
Second Quarter	$55.47	$41.68	$.125
First Quarter	$50.50	$41.71	$.125

        Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See "Item 1A. — Risk Factors."

        At February 16, 2012, there were 169,003,400 shares outstanding and 6,567 stockholders of record of the company's common stock. The company estimates there were an additional 179,794 stockholders whose shares were held by banks, brokers or other financial institutions at February 16, 2012.

Issuer Purchases of Equity Securities

        The following table provides information as of the three months ending December 31, 2011 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
October 1–October 31, 2011	—	$—	—	12,000,000
November 1–November 30, 2011	350,000	52.42	350,000	11,650,000
December 1–December 31, 2011	400,000	53.95	400,000	11,250,000

Total	750,000	$53.24	750,000	11,250,000

(1)
Includes 750,000 shares of company stock repurchased and canceled by the company during the fourth quarter of 2011 under its stock repurchase program for total consideration of $39,951,070.

(2)
On November 3, 2011, the company announced that the Board of Directors had approved the repurchase of up to 12,000,000 shares of our common stock. Following this approval, we repurchased a total of 750,000 shares during the remainder of the fourth quarter. As a result, as of December 31, 2011 we have 11,250,000 shares remaining available for repurchase. This repurchase program is ongoing and does not have an expiration date.

Item 6.    Selected Financial Data

        The following table presents selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K. Amounts are expressed in millions, except for per share and employee information:

	Year Ended December 31,
	2011	2010	2009	2008	2007

CONSOLIDATED OPERATING RESULTS
Total revenue	$23,381.4	$20,849.3	$21,990.3	$22,325.9	$16,691.0
Earnings before taxes(1)(2)	1,001.8	559.6	1,136.8	1,141.7	659.9
Net earnings attributable to Fluor Corporation(1)(5)	593.7	357.5	684.9	716.1	528.0
Earnings per share(1)(3)(4)(5)
Basic	$3.44	$2.01	$3.79	$3.99	$2.99
Diluted	3.40	1.98	3.75	3.89	2.88
Cash dividends per common share(4)	0.50	0.50	0.50	0.50	0.40
Return on average shareholders' equity(1)	17.4%	10.4%	23.0%	28.1%	27.3%
CONSOLIDATED FINANCIAL POSITION
Current assets(1)	$5,880.6	$5,562.8	$5,122.1	$4,668.5	$4,055.9
Current liabilities(1)	3,840.1	3,523.4	3,301.4	3,162.2	2,850.5

Working capital(1)	2,040.5	2,039.4	1,820.7	1,506.3	1,205.4
Property, plant and equipment, net	921.6	866.3	837.0	799.8	784.4
Total assets(1)	8,270.3	7,614.9	7,178.5	6,423.6	5,792.6
Capitalization
Senior Notes	495.7	—	—	—	—
Convertible Senior Notes(1)	19.5	96.7	109.8	133.2	297.7
Other debt obligations	17.8	17.8	17.7	17.7	17.7
Shareholders' equity(1)	3,395.5	3,497.0	3,305.5	2,671.3	2,280.4

Total capitalization(1)	3,928.5	3,611.5	3,433.0	2,822.2	2,595.8
Total debt as a percent of total capitalization(1)	13.6%	3.2%	3.7%	5.3%	12.2%
Shareholders' equity per common share(1)(4)	$20.09	$19.82	$18.48	$14.71	$12.85
Common shares outstanding at year end(4)	169.0	176.4	178.8	181.6	177.4
OTHER DATA
New awards	$26,896.1	$27,362.9	$18,455.4	$25,057.8	$22,590.1
Backlog at year end	39,483.7	34,908.7	26,778.7	33,245.3	30,170.8
Capital expenditures	338.2	265.4	233.1	299.6	284.2
Cash provided by operating activities(2)	889.7	550.9	905.0	991.6	933.8
Cash provided (utilized) by investing activities	(436.4)	218.4	(818.1)	22.5	(793.4)
Cash provided (utilized) by financing activities(1)	(395.8)	(389.9)	(323.0)	(270.2)	4.9
Employees at year end
Salaried employees	33,252	29,159	24,943	27,958	25,842
Craft/hourly employees	9,835	10,070	11,209	14,161	15,418

Total employees	43,087	39,229	36,152	42,119	41,260

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

(5)
Net earnings in 2011 included pre-tax charges of $60 million (or $0.21 per diluted share) for the Gabbard Offshore Wind Farm Project ("Greater Gabbard Project").

Net earnings in 2010 included pre-tax charges of $343 million (or $1.79 per diluted share) on the Greater Gabbard Project. These charges were partially offset by a tax benefit of $152 million (or $0.84 per diluted share) for a worthless stock deduction from the tax restructuring of a foreign subsidiary in the fourth quarter. A significant portion of this tax benefit resulted from the financial impact of the Greater Gabbard Project charges on the foreign subsidiary. Net earnings in 2010 also included a pre-tax charge of $95 million (or $0.33 per diluted share) related to a completed infrastructure joint venture project in California and pre-tax charges of $91 million (or $0.31 per diluted share) on a gas-fired power project in Georgia.

Net earnings in 2009 included a pre-tax charge of $45 million ($0.15 per diluted share) for a paper mill project in the Global Services segment.

Net earnings in 2008 included a pre-tax gain of $79 million ($0.27 per diluted share) from the sale of a joint venture interest in the Greater Gabbard Project and tax benefits of $28 million ($0.15 per diluted share) from the expiration of statutes of limitations and tax settlements that favorably impacted the effective tax rate.

Net earnings in 2007 included a credit of $123 million ($0.68 per diluted share(4)) that resulted from the favorable settlement of tax audits for the years 1996 through 2000. See Management's Discussion and Analysis on pages 29 to 46 and Notes to Consolidated Financial Statements on pages F-7 to F-46 for additional information relating to significant items affecting the results of operations.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying Notes. For purposes of reviewing this document, "segment profit" is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items. For a reconciliation of segment profit to earnings before taxes, see "15. Operations by Business Segment and Geographical Area" in the Notes to Consolidated Financial Statements.

Results of Operations

Summary of Overall Company Results

        Consolidated revenue for 2011 increased 12 percent to a record $23.4 billion from $20.8 billion for 2010 principally due to substantial growth in the mining and metals business line of the Industrial & Infrastructure segment, as well as revenue growth in the Oil & Gas, Government and Global Services segments. This revenue growth was partially offset by the significant revenue decline in the Power segment in 2011.

        Consolidated revenue for 2010 decreased five percent to $20.8 billion from $22.0 billion for 2009 primarily due to a significant revenue decline in the Oil & Gas segment which was partially offset by large revenue increases in the Industrial & Infrastructure and Government segments.

        The generally sluggish global economy and the uncertain economic conditions in Europe and other markets have resulted in a highly competitive business environment that has continued to put increased pressure on margins. This trend is expected to continue and, in certain cases, may result in more lump-sum project execution for the company. In some instances, margins are being negatively impacted by the change in the mix of work performed (e.g., a higher mix of construction-related work and a higher content of customer-furnished materials, which typically generate lower margins than engineering work or projects without customer-furnished materials).

        Earnings before taxes for 2011 increased 79 percent to $1.0 billion from $560 million in 2010. Earnings for the 2011 period increased primarily due to a reduced level of project charges compared to 2010. During 2010, the company recorded significant charges for two infrastructure projects, both discussed in more detail in "— Industrial & Infrastructure" below. First, for the Greater Gabbard Offshore Wind Farm ("Greater Gabbard") Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client's offshore wind farm project in the United Kingdom, charges totaling $343 million were taken in 2010 for estimated cost overruns for a variety of execution challenges that impacted the schedule and project cost forecast, including material and equipment delivery issues, productivity issues, the bankruptcy of a major subcontractor and weather-related delays. The company also recorded a charge of $95 million during the prior year after an adverse bankruptcy court ruling on the priority of claims made by its joint venture against a bankrupt client entity for a completed $700 million fixed-price infrastructure joint venture project near San Diego, California. During 2011, the company recorded additional charges for the Greater Gabbard Project totaling $60 million, primarily due to increased costs associated with the installation of subsea cable and schedule delays related to adverse weather conditions. The 2011 results were also positively impacted by improved performance in the mining and metals business line of the Industrial & Infrastructure segment and the Global Services segment, offset somewhat by lower earnings in the Power and Oil & Gas segments.

        Earnings before taxes were $560 million in 2010, down from $1.1 billion in 2009. The decrease in earnings for 2010 was primarily due to the impact of charges totaling $343 million for the Greater Gabbard Project and a charge totaling $95 million for the completed infrastructure joint venture project in California. Some of the impact of the charges for the Greater Gabbard Project and the infrastructure joint venture project was offset by improved performance in 2010 on other Industrial & Infrastructure projects in the infrastructure and mining and metals business lines. The 2010 results were also impacted by the lower volume and associated earnings in the Oil & Gas segment due to reduced project execution activities as a number of large projects that were awarded in 2006 through 2008 had been completed or were near completion. In addition, the earnings of the segment were impacted by slower new award activity during 2009 and the first half of 2010 related to the global recession, a decline in the demand for new capacity in the refining, petrochemical and polysilicon markets, and a highly competitive business environment that resulted from changed market conditions. Improved performance was noted in the Government, Global Services and Power segments for 2010. The 2010 improvement in the Government segment was primarily the result of a higher level of project execution activities to support the United States Army in Afghanistan. The Global Services segment's increase in profitability in 2010 compared to the prior year was primarily because the 2009 period included a $45 million charge related to the uncollectability of a client receivable for a paper mill project. The Power segment contributed higher earnings during 2010 compared to the prior year mostly due to higher contributions from the Oak Grove coal-fired power project and a gas-fired power plant, both in Texas. These positive results in the Power segment were offset somewhat by charges of $91 million taken in 2010 on a gas-fired power project in Georgia for estimated additional costs to complete the project. The company reported lower corporate general and administrative expense in 2010 when compared to 2009, primarily as a result of overhead reduction efforts and lower management incentive compensation.

        The effective tax rate was 30.3 percent, 21.2 percent and 35.5 percent for 2011, 2010 and 2009, respectively. The 2011 rate was favorably impacted by the release of previously unrecognized tax benefits related to the expiration of statutes of limitations and the resolution of various disputed items. The lower 2010 rate was primarily attributable to a $152 million tax benefit that resulted from a worthless stock deduction for the tax restructuring of a foreign subsidiary in the fourth quarter, partially offset by an increase in the valuation allowance associated with net operating losses. Factors affecting the effective tax rates for 2009 - 2011 are discussed further under "— Corporate, Tax and Other Matters" below.

        Net earnings attributable to Fluor Corporation were $3.40 per diluted share in 2011 compared to $1.98 and $3.75 per diluted share in 2010 and 2009, respectively. Net earnings attributable to Fluor Corporation in 2011 reflected the additional pre-tax charges of $60 million ($0.21 per diluted share) for the Greater Gabbard Project noted above. Net earnings attributable to Fluor Corporation in 2010 included the negative impact of the following pre-tax charges previously discussed: $343 million ($1.79 per diluted share) for the Greater Gabbard Project; $95 million ($0.33 per diluted share) for the completed infrastructure joint venture project in California; and $91 million ($0.31 per diluted share) for the gas-fired power project in Georgia. Net earnings attributable to Fluor Corporation in 2010 also included the $152 million ($0.84 per diluted share) tax benefit described above for the tax restructuring of a foreign subsidiary in the fourth quarter. A significant portion of this tax benefit resulted from the financial impact of the Greater Gabbard Project charges on the foreign subsidiary. Net earnings attributable to Fluor

Corporation in 2009 included a $45 million ($0.15 per diluted share) pre-tax charge for the uncollectability of the paper mill project receivable in the Global Services segment noted above.

        Consolidated new awards for 2011 were $26.9 billion compared to $27.4 billion in 2010 and $18.5 billion in 2009. New award activity in 2011 and 2010 were driven by the strength of the mining and metals business line in the Industrial & Infrastructure segment and the Oil & Gas segment. The lower level of new awards in 2009 was primarily attributable to the global recession, though the Oil & Gas and Industrial & Infrastructure segments were still the principal drivers of the new award activity for the company. Approximately 84 percent of consolidated new awards for 2011 were for projects located outside of the United States.

        Consolidated backlog was $39.5 billion as of December 31, 2011, $34.9 billion as of December 31, 2010, and $26.8 billion as of December 31, 2009. The increase in backlog during 2011 and 2010 was due to the strength of the new award activity noted above in the Industrial & Infrastructure and Oil & Gas segments. Backlog was lower at the end of 2009 primarily because of the impact of the global recession on new award activity, as well as certain project cancellations and scope reductions attributable to the global credit crisis and falling oil prices. The Industrial & Infrastructure and Oil & Gas segments made up the vast majority of backlog for all three years, but at lower levels in 2009 compared to both 2010 and 2011. As of December 31, 2011, approximately 78 percent of consolidated backlog related to projects located outside of the United States.

        For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see "— Segment Operations" and "— Corporate, Tax and Other Matters" below.

Discussion of Critical Accounting Policies

        The company's discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The company's significant accounting policies are described in the Notes to Consolidated Financial Statements. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the Consolidated Financial Statements apply to the following critical accounting policies:

        Engineering and Construction Contracts    Contract revenue is recognized on the percentage-of-completion method based on contract cost incurred to date compared to total estimated contract cost. Contracts are generally segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. The percentage-of-completion method of revenue recognition requires the company to prepare estimates of cost to complete for contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. Pre-contract costs are expensed as incurred. The majority of the company's engineering and construction contracts provide for reimbursement of cost plus a fixed or percentage fee. As of December 31, 2011, 85 percent of the company's backlog was cost reimbursable while 15 percent was for fixed-price, lump-sum, guaranteed maximum or unit price contracts. In certain instances, the company provides guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentive fees or liquidated damages. In addition, increases in contract cost can result in non-recoverable cost which could exceed revenue realized from the projects.

        Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made claims against clients for cost incurred in excess of current contract provisions. The company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated. Under Accounting Standards Codification ("ASC") 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Recognized claims against clients amounted to $298 million and $209 million as of December 31, 2011 and 2010, respectively. Cost, but not profit, associated with unapproved change orders is accounted for in revenue when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable, but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only to the extent that costs associated with the claims or unapproved change orders have been incurred.

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

        The company evaluates at inception each partnership and joint venture to determine if it qualifies as a variable interest entity ("VIE") under ASC 810. A variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors who are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. The majority of the company's partnerships and joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the partnership or joint venture is a VIE.

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

        For joint ventures and partnerships in the construction industry, unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and segment profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, as allowed under ASC 810-10-45-14. At times, the cost and equity methods of accounting are also used, depending on the company's respective ownership interest, amount of influence in the VIE and other factors. The most significant application of the proportionate consolidation method is in the Oil & Gas, Industrial & Infrastructure and Government segments.

        Goodwill and Intangible Assets    Goodwill is not amortized but is subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. When testing goodwill for impairment, the company first compares the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to measure the amount of potential impairment. In the second step, the company compares the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. During 2011, the company completed its annual goodwill impairment tests in the first quarter and determined that none of the goodwill was impaired because the fair value of each reporting unit substantially exceeded its carrying amount.

        Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. As of December 31, 2011, none of the company's intangible assets with indefinite lives were impaired. Intangible assets with finite lives arise from business acquisitions and are amortized on a straight-line basis over the useful lives of those assets, ranging from one to ten years.

        Deferred Taxes and Tax Contingencies    Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. As of December 31, 2011, the company had deferred tax assets of $614 million which were partially offset by a valuation allowance of $145 million and further reduced by deferred tax liabilities of $94 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. The allowance for 2011 primarily relates to the deferred tax assets on certain net operating and capital loss carryforwards for U.S. and non-U.S. subsidiaries and certain reserves on investments. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company's effective tax rate on future earnings.

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

        Retirement Benefits    The company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions," as amended by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (ASC 715-30). As required by ASC 715-30, the unfunded or overfunded projected benefit obligation is recognized in the company's financial statements. Assumptions concerning discount rates, long-term rates of return on plan assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Assuming no changes in current assumptions, the company expects to fund between $30 million and $60 million for the calendar year 2012, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities for the U.S. and non-U.S. plans would increase by approximately $18 million and $26 million, respectively.

Segment Operations

        The company provides professional services on a global basis in the fields of engineering, procurement, construction, maintenance and project management. The company is organized into five business segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. For more information on the business segments see "Item 1 — Business" above.

Oil & Gas

        Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Year Ended December 31,
(in millions)	2011	2010	2009

Revenue	$7,961.7	$7,740.0	$11,826.9
Segment profit	275.6	344.0	729.7

        Revenue in 2011 increased three percent compared to 2010 primarily because of increased construction-related activities, including a greater content of customer-furnished materials for projects that were awarded in 2010. Revenue in 2010 decreased 35 percent compared to 2009 due to reduced project execution activities as a number of large projects that were awarded from 2006 through 2008 had been completed or were near completion. In addition, revenue in 2010 was impacted by slower new award activity during 2009 and the first half of 2010.

        Segment profit in 2011 decreased 20 percent compared to 2010 primarily because the 2010 results were favorably impacted by contributions of certain large projects that were completed or nearing completion, as well as various other large projects that achieved their peak earnings that year. In addition, 2010 segment profit was favorably impacted by the successful resolution of some disputed items and the expiration of certain warranty obligations. Segment profit in 2010 decreased 53 percent compared to 2009 due to the reduced project execution activities and reduced new awards, noted above, that also caused the decline in revenue in 2010. In addition, segment profit in 2009 included the net positive impact of close-out issues for certain projects nearing completion, with the approval of change orders and the successful resolution of disputed items.

        Segment profit margin was 3.5 percent in 2011 compared to 4.4 percent in 2010 and 6.2 percent in 2009. The reduction in segment profit margin for 2011 compared to 2010 was primarily due to a shift in the mix of work from higher margin engineering activities to lower margin construction activities, with a corresponding higher content of customer-furnished materials. The successful resolution of some disputed items and the expiration of certain warranty obligations in 2010 also contributed to the higher segment profit margin in 2010, relative to 2011. Segment profit margin was higher in 2009 than in both 2010 and 2011 primarily due to the aforementioned net positive impact of close-out issues in 2009 for certain projects nearing completion. Segment profit margin in 2010 and 2011 was also negatively impacted by lower operating leverage with the contraction of business volume, along with a more competitive business environment.

        New awards in the Oil & Gas segment were $8.3 billion in 2011, $9.7 billion in 2010 and $7.0 billion in 2009. New awards in 2011 included a $2.7 billion grassroots petrochemicals complex in the Middle East and upstream services associated with a major open pit mine relocation project in Canada valued at $1.5 billion. New awards in 2010 included upstream services associated with a liquefied natural gas project in Australia valued at $3.5 billion and $2.4 billion for an oil sands program in Canada. New awards in 2009 included $1.8 billion for a Canadian oil sands program and also an expansion to an onshore production facility in Russia.

        Backlog for the Oil & Gas segment was $15.1 billion as of December 31, 2011 compared to $14.3 billion as of December 31, 2010 and $11.8 billion as of December 31, 2009.

        From 2006 through 2008, the segment participated in an expanding market that included very large project awards in diverse geographic locations, which were well suited to the company's global execution and project management capabilities and strong financial position. The global recession, changing market conditions and a decline in demand for new capacity in the refining, petrochemical and polysilicon markets resulted in lower new award activity in 2009 and the first half of 2010, as well as $5.2 billion of project cancellations and scope reductions during 2009. As a consequence of this lower level of new award activity and the 2009 project cancellations and scope reductions, the segment's 2010 and 2011 revenue and segment profit declined when compared to 2009. Although the market conditions for the segment have improved somewhat since the recession, a highly competitive business environment has resulted in significant pressure on margins. It is anticipated that these market conditions will continue and that the highly competitive business environment could result in continued margin pressures and more lump-sum project execution for the segment.

        Total assets in the segment were $1.2 billion as of December 31, 2011, $986 million as of December 31, 2010 and $972 million as of December 31, 2009. The higher level of total assets in 2011 compared to 2010 and 2009 was primarily to meet working capital requirements to support project execution activities.

Industrial & Infrastructure

        Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Year Ended December 31,
(in millions)	2011	2010	2009

Revenue	$9,700.4	$6,867.2	$4,820.6
Segment profit (loss)	389.3	(169.7)	140.4

        Revenue in 2011 increased 41 percent compared to 2010, and revenue in 2010 increased 42 percent from 2009, primarily due to substantial growth in the mining and metals business line.

        Segment profit and segment profit margin increased significantly in 2011 compared to 2010 primarily because the prior year included the impact of significant charges for two infrastructure projects. For the Greater Gabbard Project, charges totaling $343 million were taken in 2010 for estimated cost overruns for a variety of execution challenges that impacted the schedule and project cost forecast, including material and equipment delivery issues, productivity issues, the bankruptcy of a major subcontractor and weather-related delays. The segment also recorded a charge of $95 million during the prior year third quarter after an adverse bankruptcy court ruling on the priority of claims made by its joint venture against a bankrupt client entity for a completed $700 million fixed-price infrastructure joint venture project near San Diego, California. As a result of the ruling, the company determined that the likelihood of recovering cost overruns resulting from owner-directed scope changes was no longer considered probable. During 2011, the segment recorded additional charges for the Greater Gabbard Project totaling $60 million, primarily due to increased costs associated with the installation of subsea cable and schedule delays related to adverse weather conditions. Challenges in the cable installation process have been compounded by the bankruptcy of a critical subcontractor in January 2011 which forced the project to secure alternative vessels and equipment. The project forecast has been revised for the cost overruns and the company has taken a number of actions to mitigate further cost growth.

        The 2011 charges for the Greater Gabbard Project were offset by positive contributions from other projects in the segment during the year, including $20 million for forecast adjustments due to the achievement of progress milestones on two infrastructure road projects, $11 million from the closeout of an infrastructure project, $11 million of costs recovered in a settlement with the bankrupt client for the above-referenced fixed-price infrastructure joint venture project, and $10 million related to the favorable resolution of certain disputed items and the achievement of incentive targets on a mining project. Segment profit in 2011 was also favorably impacted by a significantly higher level of project execution activities related to the growth in the mining and metals business line, noted above.

        Segment profit and segment profit margin declined significantly in 2010 compared to 2009 due to the impact of significant charges for the Greater Gabbard Project and the fixed-price infrastructure joint venture project, discussed above. The 2010 charges for these two projects were offset somewhat by positive contributions from other projects in the segment during the year, including $16 million of fees earned at financial closing for an infrastructure rail project, $13 million for the final negotiated settlement and closeout of both an infrastructure road project and an infrastructure telecommunications project, and $11 million for the approval of a significant change order for another infrastructure road project. In addition, there were increased contributions in segment profit in 2010 when compared to 2009 due to a significantly higher level of project execution activities related to the growth in the mining and metals business line, noted above.

        The company is involved in a dispute in connection with the Greater Gabbard Project. The dispute relates to the company's claim for additional compensation for schedule and cost impacts arising from delays in the fabrication of monopiles and transition pieces, along with certain disruption and productivity issues associated with construction activities and weather-related delays. The company believes the schedule and cost impacts are attributable to the client and other third parties. As of December 31, 2011, the company had recorded $265 million of claim revenue related to this issue for costs incurred to date. Additional costs arising from this dispute are expected to be incurred during the remaining life of the project and, as a result, claim revenue will increase accordingly. The company believes the ultimate recovery of incurred and future costs is probable under ASC 605-35-25. The company will continue to periodically evaluate its position and the amount recognized in revenue with respect to this claim. The project is expected to be substantially complete by the second quarter of 2012. However, the resolution of the claims is expected to extend beyond the completion date of the project. As of December 31, 2011, the client had also previously withheld the contractual maximum for liquidated damages related to the dispute of approximately $150 million. The company will also seek to recover in arbitration a significant portion of the withheld liquidated damages. Should the company not be successful in its pursuit of schedule relief related to certain delays covered by the claim, the liquidated damages not recovered from the client could result in a charge to earnings, as would any unrecovered claim amounts.

        New awards in the Industrial & Infrastructure segment were $12.2 billion during 2011, $12.5 billion during 2010 and $6.8 billion during 2009. New awards in 2011 were primarily attributable to the mining and metals business line, and included $6.2 billion for ongoing iron ore work in Australia, as well as a major copper project in Peru. The increased new award activity in 2010 was primarily attributable to the mining and metals business line, with significant contributions from the infrastructure business line. The new awards in 2010 included an aluminum program in Saudi Arabia valued at $3.4 billion, a $1.4 billion copper mine in Chile and $1.7 billion for an infrastructure rail project in the United States. New awards during 2009 were driven by the mining and metals business line, including a $2.9 billion iron ore project in Australia and a $2.2 billion nickel project in Canada.

        Ending backlog for the segment increased to $19.6 billion for 2011 from $16.9 billion for 2010 and $10.2 billion for 2009. The growth in backlog during 2011 and 2010 was driven by the substantial new award activity in the mining and metals business line.

        Total assets in the Industrial & Infrastructure segment were $944 million as of December 31, 2011 compared to $535 million as of December 31, 2010 and $676 million as of December 31, 2009. The increase in total assets in 2011 compared to 2010 was mainly due to an increase in working capital to support the growth in the mining and metals business line. The decrease in total assets in 2010 compared to 2009 was primarily attributable to a reduction in work in process on the Greater Gabbard Project with the installation of certain offshore materials and the write-off of the investment for the fixed-price infrastructure joint venture project in California.

Government

        Revenue and segment profit for the Government segment are summarized as follows:

	Year Ended December 31,
(in millions)	2011	2010	2009

Revenue	$3,398.2	$3,038.0	$1,983.2
Segment profit	145.5	142.2	116.8

        Revenue in 2011 and 2010 increased 12 percent and 53 percent compared to 2010 and 2009, respectively, principally due to an increase in the volume of work for the Logistics Civil Augmentation Program ("LOGCAP IV") for the United States Army in Afghanistan. Project execution activities associated with the gaseous diffusion plant contract for the Department of Energy in Portsmouth, Ohio (the "Portsmouth Project"), awarded in the first quarter of 2011, also contributed to the 2011 revenue increase, though the impact was largely offset by a reduction in revenue attributable to the close-out of the American Recovery and Reinvestment Act ("ARRA") funded work at the Savannah River Site Management and Operating Project (the "Savannah River Project") in South Carolina and the completion of many task orders for the U.S. Army Corps of Engineers Transatlantic Programs Center ("CETAC") logistics program in Iraq. Revenue growth in 2010 for the Savannah River Project and ARRA funded work at the Savannah River Project site was offset by a decrease in revenue at the Hanford Environmental Management Project (the "Hanford Project") in the state of Washington, which was completed in 2009.

        Segment profit during 2011 and 2010 increased two percent and 22 percent compared to 2010 and 2009, respectively, primarily due to additional contributions from higher levels of project execution activities on LOGCAP IV task orders. The growth in segment profit for 2011 was also attributable to the Portsmouth Project, though reduced contributions from CETAC task orders and the ARRA work at Savannah River more than offset its positive impact.

        Segment profit margin was 4.3 percent, 4.7 percent and 5.9 percent for the years ended December 31, 2011, 2010 and 2009, respectively. The higher segment profit margin in 2009 was primarily attributable to the favorable resolution of disputed items and warranty obligations for the Bagram Air Base contract in Afghanistan that resulted in the recognition of $15.3 million of segment profit during the year.

        New awards were $3.7 billion during 2011, $2.8 billion during 2010 and $2.3 billion during 2009. The increase in new award activity in 2011 was primarily attributable to the initial contract funding for the Portsmouth Project and increased funding for LOGCAP IV task orders. New awards in 2011 also included the annual funding for the Savannah River Project. Significant new awards for 2010 included LOGCAP IV task orders, which drove the increase in new award activity compared to 2009, and the annual funding for the Savannah River Project. Significant new awards for 2009 included the annual funding for the Savannah River Project, the multi-year ARRA funding at the Savannah River Project site and LOGCAP IV task orders. The company reports new awards for LOGCAP IV as individual task orders are awarded and funded.

        Backlog was $1.1 billion as of December 31, 2011, $751 million as of December 31, 2010 and $1.0 billion as of December 31, 2009. The growth in backlog during 2011 was driven by the initial contract funding for the Portsmouth Project and increased funding for LOGCAP IV task orders. The higher backlog in 2009 compared to 2010 was primarily due to the multi-year funding for ARRA work at the Savannah River Project site that was a new award in 2009, and partially worked off by the end of 2010.

        Total assets in the Government segment were $800 million as of December 31, 2011, $1.1 billion as of December 31, 2010 and $660 million as of December 31, 2009. The decrease in total assets in 2011 compared to 2010 was mainly due to a decrease in working capital related to the LOGCAP IV task orders. The increase in total assets in 2010 compared to 2009 corresponded to an increase in working capital to support project execution activities, particularly for LOGCAP IV task orders.

Global Services

        Revenue and segment profit for the Global Services segment are summarized as follows:

	Year Ended December 31,
(in millions)	2011	2010	2009

Revenue	$1,577.7	$1,508.6	$1,578.1
Segment profit	151.8	133.3	106.6

        Revenue in 2011 increased five percent compared to 2010 principally due to the equipment business line which experienced a higher volume of work in Afghanistan and South America. A decrease in current year revenue attributable to the close-out of the Gulf Coast oil spill cleanup project in 2010 was offset by an increase in other 2011 operations and maintenance business line project execution activities and an increase in revenue in the temporary staffing business line. Revenue decreased four percent during 2010 compared to the prior year primarily due to the reduction in the equipment business line's Iraq business activities. This revenue decline was partially offset by an increase in revenue related to the Gulf Coast oil spill cleanup in the operations and maintenance business line.

        Segment profit during 2011 increased 14 percent compared to 2010, primarily due to the improved performance from the equipment business line, as noted above. Increased segment profit in the current year from the temporary staffing business line was offset by a decrease in contributions from the operations and maintenance business line, the latter of which was primarily the result of the close-out of the Gulf Coast oil spill cleanup project in the prior year. Segment profit during 2010 increased 25 percent compared to 2009 primarily because 2009 included a $45 million charge related to the uncollectability of a client receivable for a paper mill where the company's scope of work was to recommission, start up and operate the facility. Segment profit in 2010 benefitted from the Gulf Coast oil spill cleanup activities, though the resulting positive contribution was more than offset by the overall weak economic conditions impacting all business lines, including the continued delay and reduction in capital work and maintenance activities in the operations and maintenance business line and reduced activity in the domestic and European operations of the temporary staffing business line.

        Segment profit margin was 9.6 percent, 8.8 percent and 6.8 percent for the years ended December 31, 2011, 2010 and 2009. Segment profit margin for 2011 was higher compared to 2010 due to improvement in margins in the equipment business line's activities in Afghanistan and South America. The lower 2009 segment profit margin was due to the factors that impacted segment profit noted above, particularly the charge related to the write-off of the uncollectable receivable for the paper mill project.

        New awards in the Global Services segment were $1.0 billion during 2011, $1.6 billion during 2010 and $903 million during 2009. The operations and maintenance business line continues to experience lower volume with existing clients, as well as delayed new client releases. New awards for all three years included new work and renewals for key clients, such as IBM (all years), ALCOA (all years), Procter & Gamble (all years) and SAPREF of South Africa (2010).

        Backlog for the Global Services segment was $1.9 billion as of December 31, 2011, $2.1 billion as of December 31, 2010 and $1.8 billion as of December 31, 2009. Operations and maintenance activities that have yet to be performed comprise Global Services backlog. Short-duration operations and maintenance activities may not contribute to ending backlog. In addition, the equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

        Total assets in the Global Services segment were $937 million as of December 31, 2011, $824 million as of December 31, 2010 and $745 million as of December 31, 2009. The increase in the segment's total assets in 2011 corresponded to an increase in working capital and equipment to support the equipment business line. The increase in total assets in 2010 was due to an increase in working capital to support projects in the operations and maintenance business line, additional working capital to support ongoing equipment transactions and an expansion of the equipment fleet to support long-term agreements.

Power

        Revenue and segment profit for the Power segment are summarized as follows:

	Year Ended December 31,
(in millions)	2011	2010	2009

Revenue	$743.4	$1,695.5	$1,781.5
Segment profit	81.1	170.9	157.7

        Revenue in 2011 decreased 56 percent compared to 2010 primarily due to the expected reduction in project execution activities on several projects which have reached or are near final completion, including the Oak Grove coal-fired power project in Texas for Luminant, a unit of Energy Future Holdings Corporation, gas-fired power plants in Texas and Virginia, and pre-construction services on a nuclear new build project in Texas, as well as reduced volume on certain other projects progressing toward completion. The segment's revenue decreased five percent in 2010 compared to 2009 primarily due to the reduction in project execution activities on the Oak Grove project which reached final completion in 2010. Also in 2010, revenue increases associated with project execution activities on gas-fired power plant projects located in Texas, Virginia and Georgia were largely offset by a decline in revenue due to reduced volume on various other projects progressing toward completion.

        Segment profit during 2011 decreased 53 percent compared to 2010 principally due to reduced contributions from the Oak Grove project. The reduced contributions from other projects nearing completion, including the gas-fired power plant project in Texas, pre-construction services on the nuclear new build project in Texas and an emissions control retrofit project in South Carolina, were offset by lower charges taken for cost overruns on the gas-fired power plant project in Georgia ($13 million during 2011 compared to $91 million in 2010) and improved performance on the gas-fired power plant project in Virginia due to the achievement of major milestones. Segment profit in 2010 increased eight percent compared to 2009 primarily due to increased contributions from the Oak Grove project as a result of reaching final completion and acceptance and achieving contractual performance guarantees, along with improved performance from the gas-fired power plant project in Texas. These positive results were partially offset by the charges taken in 2010 on the gas-fired power project in Georgia, noted above.

        Segment profit margin in the Power segment was 10.9 percent, 10.1 percent and 8.9 percent for 2011, 2010 and 2009, respectively. The fluctuations in segment profit margin from year to year are explained by the same factors that impacted revenue and segment profit, discussed above.

        The Power segment continues to be impacted by relatively weak demand for new power generation. Improving market opportunities include gas-fired baseload generation, renewable energy, regional transmission additions and air emissions compliance projects for existing coal-fired power plants. New awards in the Power segment are typically large in amount and occur on an irregular basis. New awards of $1.6 billion in 2011 included an air emissions control construction program for Luminant, a new gas-fired power plant project in Texas, and a new solar power project in Arizona. New awards of $757 million in 2010 included work for nuclear preconstruction services and the renewal of the Luminant system-wide fossil maintenance program in Texas. New awards of $1.3 billion in 2009 included a gas-fired plant in Virginia and nuclear preconstruction services.

        Backlog was $1.8 billion as of December 31, 2011, $972 million as of December 31, 2010 and $1.9 billion as of December 31, 2009. The increase in backlog in 2011 was principally driven by the 2011 new awards mentioned in the preceding paragraph which were awarded in the latter part of the year. The decline in backlog in 2010 was primarily because the work performed on the Oak Grove project, major gas-fired power plant projects in Texas, Virginia and Georgia, and certain other projects was not replaced by new award activity of equal or greater value.

        Total assets in the Power segment were $191 million as of December 31, 2011, $97 million as of December 31, 2010 and $171 million as of December 31, 2009. The increase in the segment's total assets in 2011 was attributable to an increase in work in process for the purchase of certain solar power plant equipment in advance of customer reimbursement and the consolidation of the assets of NuScale Power, a small modular nuclear reactor technology company that the company acquired a majority interest in during late 2011. The decrease in the segment's total assets in 2010 was due to a reduction in working capital for project execution activities, including the Oak Grove project.

Corporate, Tax and Other Matters

        Corporate    For the three years ended December 31, 2011, 2010 and 2009, corporate general and administrative expenses were $163 million, $156 million and $179 million, respectively. The five percent increase in 2011 corporate general and administrative expenses compared to 2010 was primarily the result of higher management incentive compensation and foreign currency losses, offset somewhat by overhead reduction efforts and other factors. The decrease in 2010 was primarily due to overhead reduction efforts and lower management incentive compensation. Corporate general and administrative expense included $14 million of non-operating expense in 2011, primarily due to expenses associated with previously divested operations, and $2 million of non-operating expense in both 2010 and 2009.

        Net interest income was $16 million, $11 million and $14 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in net interest income in 2011 was due to higher cash balances in certain international locations that earn higher yields, offset partially by an increase in interest expense due to the September 2011 issuance of Senior Notes (discussed in more detail below). The lower 2010 net interest income compared to 2009 was primarily due to the impact of lower interest rates.

        Tax    The effective tax rate on the company's pretax earnings was 30.3 percent, 21.2 percent and 35.5 percent for the years 2011, 2010 and 2009, respectively. The 2011 rate was favorably impacted by the release of previously unrecognized tax benefits related to the expiration of statutes of limitations and the resolution of various disputed items. The lower 2010 rate was primarily attributable to a $152 million tax benefit that resulted from a worthless stock deduction for the tax restructuring of a foreign subsidiary in the fourth quarter, partially offset by an increase in the valuation allowance associated with net operating losses. A significant portion of the $152 million tax benefit resulted from the financial impact of the 2010 Greater Gabbard Project charges on the foreign subsidiary.

Litigation and Matters in Dispute Resolution

        See "13. Contingencies and Commitments" below in the Notes to Consolidated Financial Statements.

Liquidity and Financial Condition

        Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to financial markets. The company has committed and uncommitted lines of credit totaling $3.8 billion, which may be used for revolving loans, letters of credit and general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $2.6 billion and substantial cash position, is sufficient to fund operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity positions in favorable market conditions. The company's conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the financial markets. As of December 31, 2011, the company was in compliance with all its covenants related to its debt agreements. The company's total debt to total capitalization ("debt-to-capital") ratio as of December 31, 2011 was 13.6 percent compared to 3.2 percent as of December 31, 2010 primarily due to the company's $500 million debt issuance in September 2011 which is discussed in the financing activities section below.

Cash Flows

        Cash and cash equivalents were $2.2 billion as of December 31, 2011 compared to $2.1 billion as of December 31, 2010. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.8 billion as of December 31, 2011 compared to $2.6 billion as of December 31, 2010.

Cash and cash equivalents are held in numerous accounts throughout the world to fund the company's global project execution activities. As of December 31, 2011 and 2010, cash and cash equivalents held outside the United States amounted to $1.5 billion and $1.6 billion, respectively. The company did not consider any cash to be permanently reinvested overseas as of December 31, 2011 and 2010 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

Operating Activities

        Cash provided by operating activities was $890 million, $551 million and $905 million in 2011, 2010 and 2009, respectively. Cash provided by operating activities improved in 2011 primarily due to increases in earnings sources and positive cash flows resulting from a net reduction in operating assets and liabilities, partially offset by higher retirement plan contributions. The net reduction in operating assets and liabilities during 2011 was primarily attributable to decreases in prepaid income taxes and increases in both client advances and accounts payable associated with project execution activities in the Oil & Gas segment, partially offset by increases in contract work in process. The increases in client advances and accounts payable during 2011 resulted primarily from normal project execution activities associated with numerous projects. The increase in work in process during 2011 resulted from normal project execution activities associated with numerous projects, as well as amounts funded for the losses and claim on the Greater Gabbard Project. Cash provided by operating activities declined in 2010 primarily due to lower earnings sources. Cash provided by operating activities in both 2010 and 2009 resulted primarily from earnings sources reduced by cash outflows from net increases in operating assets and liabilities. The net increase in operating assets and liabilities in 2010 resulted from a higher accounts receivable balance as well as amounts funded for the losses and claim on the Greater Gabbard Project and the gas-fired power project in Georgia. The higher accounts receivable balance in 2010 was the net result of normal billing and collection activities associated with numerous projects and not indicative of any significant collection or liquidity issue. The net increase in operating assets and liabilities in 2009 pertained to increases in prepaid income taxes and contract work in process, partially offset by lower accounts receivable balances. The increase in contract work in process resulted from increases in project execution activities and costs associated with the claim on the Greater Gabbard Project.

        The levels of operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of engineering and construction projects, as well as the company's volume of work and the execution of its projects within budget. Certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. Project working capital requirements will vary by project. The company's cash position is reduced as customer advances are used in project execution, unless they are replaced by advances on new projects. The company maintains cash reserves and borrowing facilities to satisfy any net operating cash outflows in the event there is an investment in operating assets that exceeds the projects' available cash balances.

        The company had net cash outlays of $361 million, $277 million, and $243 million during 2011, 2010, and 2009, respectively, to fund the project execution activities for the Greater Gabbard Project as discussed above under " — Industrial & Infrastructure."

        Income tax payments of $177 million in 2011 were lower than income taxes paid of $202 million in 2010 primarily due to the prepayment of 2011 taxes in 2010. Income tax payments of $202 million in 2010 were lower than income taxes paid in 2009 of $418 million primarily due to the prepayment of 2010 taxes in 2009, as well as lower tax payments resulting from a worthless stock deduction that was due to the tax restructuring of a foreign subsidiary in the fourth quarter. A significant portion of this tax benefit resulted from the financial impact of the Greater Gabbard Project charges on the foreign subsidiary.

        Cash from operating activities is used to provide contributions to the company's defined contribution and defined benefit plans. Contributions into the defined contribution plans during 2011, 2010 and 2009 were $109 million, $96 million and $99 million, respectively. The company contributed $122 million, $43 million and $34 million into its defined benefit pension plans during 2011, 2010 and 2009, respectively.

The increase in contributions to the defined benefit pension plans during 2011 was primarily due to lower long-term interest rates coupled with the business objective to generally maintain plan assets in excess of accumulated benefit obligations. As of December 31, 2011, 2010 and 2009, plan assets of all of the company's more significant benefit plans exceeded accumulated benefit obligations.

Investing Activities

        Cash utilized by investing activities amounted to $436 million and $818 million in 2011 and 2009, respectively, while cash provided by investing activities amounted to $218 million in 2010. The primary investing activities during 2011, 2010 and 2009 included purchases, sales and maturities of marketable securities, capital expenditures, business acquisitions and disposals of property, plant and equipment.

        The company holds cash in bank deposits and marketable securities which are governed by the company's investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During 2011 and 2009, purchases of marketable securities exceeded proceeds from the sales and maturities by $133 million and $623 million, respectively. During 2010, proceeds from the sales and maturities of marketable securities exceeded purchases by $438 million. The company held current and noncurrent marketable securities of $600 million and $472 million as of December 31, 2011 and 2010, respectively.

        Cash utilized by investing activities in 2011, 2010 and 2009 included capital expenditures of $338 million, $265 million and $233 million, respectively. Capital expenditures during 2011, 2010 and 2009 included significant outflows related to the equipment business line of the Global Services segment, as well as investments in information technology and the refurbishment of facilities. Cash flows provided by investing activities include proceeds of $54 million in both 2011 and 2010 and $38 million in 2009 primarily from the disposal of construction equipment associated with the equipment operations in the Global Services segment.

        During 2011, the company paid $27 million to acquire controlling interests in both NuScale Power, LLC, an Oregon-based designer of small modular nuclear reactors, and Goar, Allison & Associates, a Texas-based provider of sulfur technologies for upstream gas plants, downstream refineries and gasification.

Financing Activities

        Cash utilized by financing activities during 2011, 2010 and 2009 of $396 million, $390 million and $323 million, respectively, included company stock repurchases, company dividend payments to stockholders, proceeds from the issuance of senior notes, convertible note repayments, distributions paid to holders of noncontrolling interests and corporate-owned life insurance loan repayments.

        The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares in open market or privately negotiated transactions at the company's discretion. The company repurchased 10,050,000 shares, 3,079,600 shares and 3,060,000 shares of common stock under its current and previously authorized stock repurchase programs resulting in cash outflows of $640 million, $175 million and $125 million in 2011, 2010 and 2009, respectively. As of December 31, 2011, 11.3 million shares could still be purchased under the existing stock repurchase program.

        During 2011, 2010 and 2009, the company's Board of Directors authorized the payment of quarterly dividends of $0.125 per share. Dividends of $88 million, $90 million and $91 million, were paid during 2011, 2010 and 2009, respectively. Declared dividends are typically paid during the month following the quarter in which they are declared. The payment and level of future cash dividends is subject to the discretion of the company's Board of Directors. On February 2, 2012, the company's Board of Directors authorized an increase in the company's quarterly dividend from $0.125 per share to $0.16 per share.

        In September 2011, the company issued $500 million of 3.375 percent Senior Notes (the "2011 Notes") due September 15, 2021 and received proceeds of $492 million, net of underwriting discounts and debt issuance costs. Interest on the 2011 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2012. The net proceeds of the 2011 Notes will be used for general corporate purposes. The company may, at any time, redeem the 2011 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make whole" premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, the company will be required to offer to purchase the 2011 Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The company is generally not limited under the indenture governing the 2011 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions. These covenants are not expected to impact the company's liquidity or capital resources.

        In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the "2004 Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the 2004 Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible during any fiscal quarter if the closing price of the company's common stock for at least 20 trading days in the 30 consecutive trading day-period ending on the last trading day of the previous fiscal quarter is greater than or equal to 130 percent of the conversion price in effect on that 30th trading day (the "trigger price"). The trigger price is currently $35.83, but is subject to adjustment as outlined in the indenture. The trigger price condition was satisfied during the fourth quarter of 2011 and 2010 and the 2004 Notes were therefore classified as current as of December 31, 2011 and 2010. Shares of the company's common stock are issued to satisfy any appreciation between the conversion price and the market price on the date of conversion. During 2011, holders converted $77 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,678,095 shares of the company's common stock. During 2010, holders converted $13 million of the 2004 Notes in exchange for the principal balance owed in cash plus 184,563 shares of the company's common stock. During 2009, holders converted $24 million of the 2004 Notes in exchange for the principal balance owed in cash plus 253,309 shares of the company's common stock. The company does not know the timing or principal amount of the remaining Notes that may be presented for conversion in future periods. Holders of the 2004 Notes will be entitled to require the company to purchase all or a portion of their 2004 Notes at 100 percent of the principal amount plus unpaid interest on February 15, 2014 and February 15, 2019. The 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. In the event of a change of control of the company, each holder may require the company to repurchase the 2004 Notes for cash, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. The carrying value amount of the 2004 Notes was $19 million and $97 million as of December 31, 2011 and 2010, respectively.

        Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $104 million, $84 million and $76 million in 2011, 2010 and 2009, respectively. The significant increase in distributions in 2011 was due to the Rapid Growth Project. The increase during 2010 was due to the Rapid Growth Project and the Interstate 495 Capital Beltway Project which are discussed at "14. Variable Interest Entities."

        During 2010, the company repaid $32 million in principal related to loans against the cash surrender value of corporate-owned life insurance policies.

Effect of Exchange Rate Changes on Cash

        Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of other comprehensive loss. During 2011, functional currency exchange rates for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses. During 2010 and 2009, functional currency exchange rates for most of the company's international operations strengthened against the U.S. dollar, resulting in unrealized translation gains. Unrealized losses of $31 million in 2011 and unrealized gains of $68 million and $89 million in 2010 and 2009, respectively, related to the effect of exchange rate changes on cash. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company's exposure to realized exchange gains and losses is considered nominal.

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

        As of December 31, 2011, the company had a combination of committed and uncommitted lines of credit that totaled $3.8 billion. These lines may be used for revolving loans, letters of credit or general purposes. The committed lines consist of the two facilities discussed above, as well as a $500 million letter of credit facility that matures in 2014. Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. As of December 31, 2011, $1.2 billion in letters of credit were outstanding under these lines of credit. Surety bonds are also posted as an alternative form of credit enhancement.

Guarantees, Inflation and Variable Interest Entities

  Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of December 31, 2011 were estimated to be $4.6 billion. The company assessed its performance guarantee obligation as of December 31, 2011 and 2010 in accordance with Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (ASC 460) and the carrying value of the liability was not material.

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

        For further discussion of the company's VIEs, see Discussion of Critical Accounting Policies above and "14. Variable Interest Entities" below in the Notes to Consolidated Financial Statements.

Contractual Obligations

        Contractual Obligations as of December 31, 2011 are summarized as follows:

		Payments Due by Period

Contractual Obligations	Total	1 year or less	2–3 years	4–5 years	Over 5 years

(in millions)
Debt:
3.375% Senior Notes	$496	$—	$—	$—	$496
1.5% Convertible Senior Notes	19	19	—	—	—
5.625% Municipal bonds	18	—	—	—	18
Interest on debt obligations(1)	169	18	35	35	81
Operating leases(2)	267	39	77	51	100
Uncertain tax contingencies(3)	78	—	—	—	78
Joint venture contributions	35	11	4	20	—
Pension minimum funding(4)	77	10	20	47	—
Other post-employment benefits	35	5	10	8	12
Other compensation-related obligations(5)	341	44	65	53	179

Total	$1,535	$146	$211	$214	$964

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Cash and marketable securities are deposited with major banks throughout the world. Such deposits are placed with high quality institutions and the amounts invested in any single institution are limited to the extent possible in order to minimize concentration of counterparty credit risk. Marketable securities consist of time deposits, registered money market funds, U.S. agency securities, U.S. Treasury securities, commercial paper, international government securities and corporate debt securities. The company has not incurred any credit risk losses related to deposits in cash and marketable securities.

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

        The company utilizes derivative instruments to mitigate certain financial exposure, including currency and commodity price risk associated with engineering and construction contracts, currency risk associated with intercompany transactions and risk associated with interest rate volatility. The company does not enter into derivative transactions for speculative purposes. As of December 31, 2011, the company had foreign exchange forward contracts of less than one year duration and a total gross notional amount of $736 million. As of December 31, 2011, the company had commodity swap forward contracts of less than three years duration and a total gross notional amount of $12 million. The company's historical gains and losses associated with derivative instruments have been immaterial.

        The company's long-term debt obligations carry a fixed-rate coupon and its exposure to interest rate risk is not material due to the low interest rates on these obligations.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item is submitted as a separate section of this Form 10-K. See "Item 15 — Exhibits and Financial Statement Schedules" below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of December 31, 2011, which is the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

        In connection with the preparation of the company's annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). Management's assessment included an evaluation of the design of the company's internal control over financial reporting and testing of the operational effectiveness of the company's internal control over financial reporting. Based on this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2011.

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

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Fluor Corporation

        We have audited Fluor Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fluor Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fluor Corporation as of December 31, 2011 and 2010 and the related consolidated statements of earnings, cash flows and equity for each of the three years in the period ended December 31, 2011 of Fluor Corporation and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 22, 2012

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

        The following information is being furnished with respect to the company's executive officers:

Name	Age	Position with the Company(1)
Stephen B. Dobbs	55	Senior Group President, Industrial & Infrastructure
David R. Dunning	60	Group President, Power
Garry W. Flowers	61	Group President, Global Services
Glenn C. Gilkey	53	Senior Vice President, Human Resources and Administration
Kirk D. Grimes	54	Group Executive, Operations
Carlos M. Hernandez	57	Senior Vice President, Chief Legal Officer and Secretary
John L. Hopkins	58	Group Executive, Corporate Development
Peter Oosterveer	54	Group President, Oil & Gas
David T. Seaton	50	Chairman and Chief Executive Officer
Gary G. Smalley	53	Senior Vice President and Controller
Bruce A. Stanski	51	Group President, Government
D. Michael Steuert	63	Senior Vice President and Chief Financial Officer

(1)
Except where otherwise indicated, all references are to positions held with Fluor Corporation or one of its subsidiaries. All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors.

  Stephen B. Dobbs

        Mr. Dobbs has been Senior Group President, Industrial & Infrastructure since January 2012. Prior to that, he was Senior Group President, Industrial & Infrastructure and Global Services from March 2009 to January 2012; Senior Group President, Industrial & Infrastructure, Government and Global Services from March 2007 to March 2009; Group President, Industrial and Infrastructure from September 2005 to March 2007; President, Infrastructure from 2002 to September 2005; and President, Transportation from 2001 to 2002. Mr. Dobbs joined the company in 1980.

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

  Garry W. Flowers

        Mr. Flowers has been Group President, Global Services since January 2012. From September 2009 to January 2012, he was President and CEO of Savannah River Nuclear Solutions, LLC, which contracts with the Federal Government for operations and maintenance of the Savannah River nuclear site. Prior to that,

Mr. Flowers was Senior Vice President, HSE, Security and Industrial Relations from November 2003 to September 2009; and Vice President, Industrial Relations from December 1995 to November 2003. Mr. Flowers joined the company in 1978.

  Glenn C. Gilkey

        Mr. Gilkey has been Senior Vice President, Human Resources and Administration since June 2008. Prior to that, he was Vice President, Operations from June 2006 to June 2008 and Vice President, Engineering from January 2001 to June 2006. Mr. Gilkey joined the company in 1988 with previous service from 1981 to 1984.

  Kirk D. Grimes

        Mr. Grimes has been Group Executive, Operations since January 2012. Prior to that, he was Group President, Global Services from October 2003 to January 2012; and Group Executive, Oil & Gas from February 2001 to October 2003. Mr. Grimes joined the company in 1980.

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

  Peter Oosterveer

        Mr. Oosterveer has been Group President, Oil & Gas since March 2009. Prior to that, he was Senior Vice President, Business Line Lead-Chemicals from February 2007 to March 2009; Vice President, Business Line Lead-Chemicals from September 2005 to February 2007; and Vice President, Operations from October 2002 to September 2005. Mr. Oosterveer joined the company in 1989.

  David T. Seaton

        Mr. Seaton has been Chief Executive Officer since February 2011 and Chairman since February 2012. Prior to that, he was Chief Operating Officer from November 2009 to February 2011; Senior Group President, Oil & Gas, Power and Government from March 2009 to November 2009; Group President, Oil & Gas from March 2007 to March 2009; Senior Vice President, Corporate Sales Board from September 2005 to March 2007; Senior Vice President, Chemicals Business Line from October 2004 to September 2005; and Senior Vice President, Sales for Oil & Gas from March 2002 to October 2004. Mr. Seaton joined the company in 1985.

  Gary G. Smalley

        Mr. Smalley has been Senior Vice President and Controller since March 2008. He was Vice President of Internal Audit from September 2002 to March 2008 and prior to that served in a number of financial management roles, including Controller of South Latin America and Controller of Australia. Mr. Smalley joined the company in 1991.

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

Additional Information

        The additional information required by Item 401 of Regulation S-K is hereby incorporated by reference from the information contained in the section entitled "Election of Directors — Biographical Information, including Experience, Qualifications, Attributes and Skills" in our Proxy Statement for our 2012 annual meeting of stockholders. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Information regarding the Audit Committee is hereby incorporated by reference from the information contained in the section entitled "Corporate Governance — Board of Directors Meetings and Committees — Audit Committee" in our Proxy Statement.

Item 11.    Executive Compensation

        Information required by this item is included in the following sections of our Proxy Statement for our 2012 annual meeting of stockholders: "Organization and Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation," as well as the related pages containing compensation tables and information, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table provides information as of December 31, 2011 with respect to the shares of common stock that may be issued under the Company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	2,899,501	$50.00	7,193,545
Equity compensation plans not approved by stockholders	—	—	—

Total	2,899,501	$50.00	7,193,545

(1)
Consists of the 2000 Restricted Stock Plan for Non-Employee Directors, under which no securities are currently issuable upon exercise of outstanding options, warrants or rights, but under which 216,885 shares remain available for future issuance; the 2003 Executive Performance Incentive Plan (the "2003 Plan"), under which 937,830 shares are currently issuable upon exercise of outstanding options, warrants and rights, but under which no shares remain available for future issuance; and the 2008 Executive Performance Incentive Plan, under which 1,961,671 shares are currently issuable upon exercise of outstanding options, warrants and rights, and under which 6,976,660 shares remain available for issuance. The 2003 Plan was terminated when the company's 2008 Executive Performance Incentive Plan was approved by stockholders at the company's annual stockholders meeting in 2008.

        The additional information required by this item is included in the "Stock Ownership and Stock-Based Holdings of Executive Officers and Directors" and "Stock Ownership of Certain Beneficial Owners" sections of our Proxy Statement for our 2012 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item is included in the "Certain Relationships and Related Transactions" and "Determination of Independence of Directors" sections of the "Corporate Governance" portion of our Proxy Statement for our 2012 annual meeting of stockholders, which information is incorporated herein by reference.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this annual report on Form 10-K:

1.     Financial Statements:

        Our consolidated financial statements at December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K, beginning on page F-1.

2.     Financial Statement Schedules:

        No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.     Exhibits:

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 6, 2011).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on May 6, 2011).
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
4.3
Senior Debt Securities Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of September 8, 2011 (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on September 8, 2011).
4.4
First Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of September 13, 2011 (incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on September 13, 2011).
10.1
Distribution Agreement between the registrant and Fluor Corporation (renamed Massey Energy Company) (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2000).
10.2
Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed on May 20, 2010).
10.3
Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).

10.4	Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.5	Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.6	Fluor Executives' Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.7	Executive Severance Plan.*
10.8
Fluor Corporation 2001 Fluor Stock Appreciation Rights Plan, as amended and restated on November 1, 2007 (incorporated by reference to Exhibit 10.12 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.9
Fluor Corporation 2003 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.10
Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q filed on November 9, 2004).
10.11
Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K filed on March 15, 2004).
10.12	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q filed on November 4, 2010).
10.13
Fluor Corporation 409A Deferred Directors' Fees Program, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 21, 2007).
10.14	Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2012.*
10.15	Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 9, 2008).
10.16
Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.17	Retention Award granted to Stephen B. Dobbs on February 7, 2008 (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.18	Retention Award granted to David T. Seaton on February 7, 2008 (incorporated by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.19
Form of Value Driver Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).
10.20
Form of Stock Option Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).

10.21	Form of Restricted Stock Unit Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).
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
10.24
Form of Restricted Stock Unit Agreement (with double trigger change of control) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.25
Form of Non-U.S. Stock Growth Incentive Award Agreement (with double trigger change of control) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.26
Form of Restricted Unit Award Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q filed on August 4, 2011).
10.27
Form of Restricted Stock Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q filed on August 4, 2011).
10.28
Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 29, 2010).
10.29
Letter of Credit Facility Agreement, dated September 16, 2009, among Fluor Corporation, BNP Paribas, as Administrative Agent and an Issuing Lender, and the lenders party thereto (including schedules and exhibits thereto) (incorporated by reference to Exhibit 10.32 to the registrant's Quarterly Report on Form 10-Q filed on July 27, 2010).
10.30
Revolving Loan and Financial Letter of Credit Facility Agreement dated as of December 14, 2010, among Fluor Corporation, the Lenders thereunder, Bank of America, N.A., in its capacity as Administrative Agent and an Issuing Lender, BNP Paribas, in its capacity as Co-Syndication Agent and an Issuing Lender, Citibank, N.A. and Intesa Sanpaolo S.p.A., as Co-Syndication Agents, and ING Bank N.V., Dublin Branch, Wells Fargo Bank, N.A. and Lloyds TSB, as Co-Documentation Agents (incorporated by reference to Exhibit 10.32 to the registrant's Annual Report on Form 10-K filed on February 23, 2011).
10.31
Revolving Performance Letter of Credit Facility Agreement dated as of December 14, 2010, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Co-Syndication Agent and an Issuing Lender, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Bank of Nova Scotia, as Co-Syndication Agents and Banco Santander, S.A., New York Branch and Crédit Agricole Corporate and Investment Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.33 to the registrant's Annual Report on Form 10-K filed on February 23, 2011).
10.32	Retention Award granted to D. Michael Steuert on August 4, 2010 (incorporated by reference to Exhibit 10.34 to the registrant's Annual Report on Form 10-K filed on February 23, 2011).
10.33	Retention Award granted to Peter Oosterveer on February 7, 2008 (incorporated by reference to Exhibit 10.35 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2011).

10.34	Retention Award granted to Peter Oosterveer on December 11, 2009 (incorporated by reference to Exhibit 10.36 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2011).
10.35
Form of Value Driver Incentive Award Agreement (payable in shares) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2011).
10.36
Form of Option Agreement (with international grant language) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2011).
10.37
Form of Restricted Stock Unit Agreement (with international grant language) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2011).
10.38
Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2011).
10.39	Offer of Employment Letter dated January 9, 2009 from Fluor Corporation to Bruce A. Stanski.*
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
New exhibit filed or furnished with this report.

        Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheet at December 31, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2011, 2010 and 2009.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ D. MICHAEL STEUERT D. Michael Steuert, Senior Vice President and Chief Financial Officer

February 22, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DAVID T. SEATON David T. Seaton	Chairman and Chief Executive Officer	February 22, 2012
Principal Financial Officer:
/s/ D. MICHAEL STEUERT D. Michael Steuert	Senior Vice President and Chief Financial Officer	February 22, 2012
Principal Accounting Officer:
/s/ GARY G. SMALLEY Gary G. Smalley	Senior Vice President and Controller	February 22, 2012
Other Directors:
/s/ PETER K. BARKER Peter K. Barker	Director	February 22, 2012
/s/ ALAN M. BENNETT Alan M. Bennett	Director	February 22, 2012
/s/ ROSEMARY T. BERKERY Rosemary T. Berkery	Director	February 22, 2012
/s/ PETER J. FLUOR Peter J. Fluor	Director	February 22, 2012
/s/ JAMES T. HACKETT James T. Hackett	Director	February 22, 2012

Signature	Title	Date

/s/ KENT KRESA Kent Kresa	Director	February 22, 2012
/s/ DEAN R. O'HARE Dean R. O'Hare	Director	February 22, 2012
/s/ JOSEPH W. PRUEHER Joseph W. Prueher	Director	February 22, 2012
/s/ NADER H. SULTAN Nader H. Sultan	Director	February 22, 2012
/s/ SUZANNE H. WOOLSEY Suzanne H. Woolsey	Director	February 22, 2012

FLUOR CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fluor Corporation

We have audited the accompanying consolidated balance sheets of Fluor Corporation as of December 31, 2011 and 2010, and the related consolidated statements of earnings, cash flows and equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fluor Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 22, 2012

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009

TOTAL REVENUE	$23,381,399	$20,849,349	$21,990,297
TOTAL COST OF REVENUE	22,232,483	20,144,099	20,689,161
OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	163,460	156,268	178,520
Interest expense	15,601	10,616	10,054
Interest income	(31,961)	(21,230)	(24,226)

Total cost and expenses	22,379,583	20,289,753	20,853,509

EARNINGS BEFORE TAXES	1,001,816	559,596	1,136,788
INCOME TAX EXPENSE	303,729	118,514	403,913

NET EARNINGS	698,087	441,082	732,875
NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(104,359)	(83,586)	(47,986)

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$593,728	$357,496	$684,889

BASIC EARNINGS PER SHARE	$3.44	$2.01	$3.79

DILUTED EARNINGS PER SHARE	$3.40	$1.98	$3.75

SHARES USED TO CALCULATE EARNINGS PER SHARE
Basic	172,501	178,047	179,100
Diluted	174,564	180,988	180,862

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($472,597 and $381,479 related to variable interest entities ("VIEs"))	$2,161,411	$2,134,997
Marketable securities, current	96,438	193,279
Accounts and notes receivable, net ($167,238 and $107,990 related to VIEs)	1,235,935	1,215,007
Contract work in progress ($264,014 and $86,832 related to VIEs)	1,946,747	1,470,897
Deferred taxes	207,674	134,773
Other current assets	232,418	413,872

Total current assets	5,880,623	5,562,825

PROPERTY, PLANT AND EQUIPMENT
Land	42,575	44,572
Buildings and improvements	419,364	412,559
Machinery and equipment	1,381,219	1,299,690
Construction in progress	25,650	12,197

	1,868,808	1,769,018
Less accumulated depreciation	947,223	902,675

Net property, plant and equipment	921,585	866,343

OTHER ASSETS
Marketable securities, noncurrent	503,550	279,080
Goodwill	95,947	87,849
Investments	129,299	134,906
Deferred taxes	167,387	214,317
Deferred compensation trusts	303,016	313,466
Other	268,869	156,137

Total other assets	1,468,068	1,185,755

TOTAL ASSETS	$8,270,276	$7,614,923

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($239,522 and $118,481 related to VIEs)	$1,734,686	$1,432,502
Convertible senior notes	19,458	96,692
Advance billings on contracts ($469,644 and $354,170 related to VIEs)	1,107,559	1,074,996
Accrued salaries, wages and benefits ($39,581 and $30,406 related to VIEs)	668,107	564,695
Other accrued liabilities	310,301	354,498

Total current liabilities	3,840,111	3,523,383

LONG-TERM DEBT DUE AFTER ONE YEAR	513,500	17,759
NONCURRENT LIABILITIES	456,759	545,156
CONTINGENCIES AND COMMITMENTS
EQUITY
Shareholders' equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 168,979,199 and 176,425,158 shares in 2011 and 2010, respectively	1,690	1,764
Additional paid-in capital	2,574	561,589
Accumulated other comprehensive loss	(199,292)	(176,311)
Retained earnings	3,590,553	3,109,957

Total shareholders' equity	3,395,525	3,496,999
Noncontrolling interests	64,381	31,626

Total equity	3,459,906	3,528,625

TOTAL LIABILITIES AND EQUITY	$8,270,276	$7,614,923

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$698,087	$441,082	$732,875
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	199,365	189,350	180,849
Amortization of intangibles	2,574	1,234	1,162
Restricted stock and stock option amortization	36,757	46,824	33,624
Deferred compensation trust	10,449	(28,614)	(44,606)
Deferred compensation obligation	(12,518)	33,737	45,700
Funding of deferred compensation trust	—	(5,000)	(10,000)
Statute expirations and tax settlements	(13,795)	(10,686)	(5,568)
Deferred taxes	(17,398)	12,707	74,662
Excess tax benefit from stock-based plans	(12,737)	(893)	(1,294)
Retirement plan accrual, net of contributions	(69,581)	22,264	44,798
Changes in operating assets and liabilities	46,005	(173,007)	(143,932)
Equity in (earnings) of investees, net of dividends	19,225	12,343	(3,699)
Other items	3,336	9,573	441

Cash provided by operating activities	889,769	550,914	905,012

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(857,787)	(853,622)	(1,663,013)
Proceeds from the sales and maturities of marketable securities	724,409	1,291,159	1,039,684
Capital expenditures	(338,167)	(265,410)	(233,113)
Proceeds from disposal of property, plant and equipment	53,752	53,692	37,568
Investments in partnerships and joint ventures	(8,089)	(10,035)	(1,681)
Proceeds from sale of assets	11,016	—	—
Acquisitions	(27,326)	—	—
Other items	5,768	2,646	2,496

Cash (utilized) provided by investing activities	(436,424)	218,430	(818,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(639,556)	(175,058)	(125,419)
Dividends paid	(87,678)	(90,093)	(90,692)
Proceeds from issuance of Senior Notes	495,595	—	—
Debt issuance costs	(4,066)	—	—
Settlement of Treasury rate lock agreements	(16,778)	—	—
Repayment of convertible debt	(77,234)	(13,097)	(23,789)
Distributions paid to noncontrolling interests	(103,659)	(83,656)	(75,727)
Capital contribution by joint venture partners	22,789	1,000	—
Repayment of corporate-owned life insurance loans	—	(32,163)	—
Taxes paid on vested restricted stock	(18,693)	(6,899)	(5,700)
Stock options exercised	25,410	14,040	2,671
Excess tax benefit from stock-based plans	12,737	893	1,294
Other items	(4,692)	(4,839)	(5,635)

Cash utilized by financing activities	(395,825)	(389,872)	(322,997)

Effect of exchange rate changes on cash	(31,106)	68,497	88,748

Increase (decrease) in cash and cash equivalents	26,414	447,969	(147,296)
Cash and cash equivalents at beginning of year	2,134,997	1,687,028	1,834,324

Cash and cash equivalents at end of year	$2,161,411	$2,134,997	$1,687,028

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
					Retained Earnings		Noncontrolling Interests	Total Equity
(in thousands, except per share amounts)	Shares	Amount

BALANCE AS OF DECEMBER 31, 2008	181,556	$1,816	$778,537	$(356,969)	$2,247,938	$2,671,322	$51,862	$2,723,184

Comprehensive income
Net earnings				—	684,889	684,889	47,986	732,875
Foreign currency translation adjustment of total shareholders' equity (net of deferred taxes of $49,656)				82,722	—	82,722	—	82,722
Foreign currency translation adjustment of noncontrolling interests				—	—	—	4,239	4,239
Pension plan adjustment (net of deferred taxes of $29,425)				49,043	—	49,043	—	49,043
Unrealized gain on available-for-sale securities (net of deferred taxes of $871)				1,120	—	1,120	—	1,120
Unrealized gain on derivative contracts (net of deferred taxes of $1,856)				3,097	—	3,097	—	3,097

Total comprehensive income				135,982	684,889	820,871	52,225	873,096

Dividends ($0.50 per share)				—	(90,399)	(90,399)	—	(90,399)
Distributions to noncontrolling interests				—	—	—	(75,727)	(75,727)
Stock-based plan activity	76	—	31,886	—	—	31,886	—	31,886
Repurchase of common stock	(3,060)	(29)	(125,390)	—	—	(125,419)	—	(125,419)
Debt conversions	253	1	(2,729)	—	—	(2,728)	—	(2,728)

BALANCE AS OF DECEMBER 31, 2009	178,825	$1,788	$682,304	$(220,987)	$2,842,428	$3,305,533	$28,360	$3,333,893

Comprehensive income
Net earnings				—	357,496	357,496	83,586	441,082
Foreign currency translation adjustment of total shareholders' equity (net of deferred taxes of $20,326)				33,914	—	33,914	—	33,914
Foreign currency translation adjustment of noncontrolling interests				—	—	—	2,336	2,336
Pension plan adjustment (net of deferred taxes of $16,965)				28,274	—	28,274	—	28,274
Ownership share of equity method investee's other comprehensive loss (net of deferred taxes of $12,667)				(19,791)	—	(19,791)	—	(19,791)
Unrealized loss on available-for-sale securities (net of deferred taxes of $82)				(137)	—	(137)	—	(137)
Unrealized gain on derivative contracts (net of deferred taxes of $820)				2,416	—	2,416	—	2,416

Total comprehensive income				44,676	357,496	402,172	85,922	488,094

Dividends ($0.50 per share)				—	(89,967)	(89,967)	—	(89,967)
Distributions to noncontrolling interests				—	—	—	(83,656)	(83,656)
Partner contributions in noncontrolling interests				—	—	—	1,000	1,000
Stock-based plan activity	495	6	54,851	—	—	54,857	—	54,857
Repurchase of common stock	(3,080)	(31)	(175,027)	—	—	(175,058)	—	(175,058)
Debt conversions	185	1	(539)	—	—	(538)	—	(538)

BALANCE AS OF DECEMBER 31, 2010	176,425	$1,764	$561,589	$(176,311)	$3,109,957	$3,496,999	$31,626	$3,528,625

Comprehensive income
Net earnings				—	593,728	593,728	104,359	698,087
Foreign currency translation adjustment of total shareholders' equity (net of deferred taxes of $26,599)				(44,331)	—	(44,331)	—	(44,331)
Foreign currency translation adjustment of noncontrolling interests				—	—	—	4,213	4,213
Pension plan adjustment (net of deferred taxes of $35,071)				58,451	—	58,451	—	58,451
Ownership share of equity method investee's other comprehensive loss (net of deferred taxes of $9,701)				(23,791)	—	(23,791)	—	(23,791)
Unrealized loss on available-for-sale securities (net of deferred taxes of $266)				(445)	—	(445)	—	(445)
Unrealized loss on derivative contracts (net of deferred taxes of $7,078)				(12,865)	—	(12,865)	523	(12,342)

Total comprehensive income				(22,981)	593,728	570,747	109,095	679,842

Dividends ($0.50 per share)				—	(86,669)	(86,669)	—	(86,669)
Distributions to noncontrolling interests				—	—	—	(103,659)	(103,659)
Partner contributions in noncontrolling interests				—	—	—	22,789	22,789
Acquisition and other noncontrolling interest transactions			(534)	—	—	(534)	4,530	3,996
Stock-based plan activity	926	11	56,196	—	—	56,207	—	56,207
Repurchase of common stock	(10,050)	(101)	(612,992)	—	(26,463)	(639,556)	—	(639,556)
Debt conversions	1,678	16	(1,685)	—	—	(1,669)	—	(1,669)

BALANCE AS OF DECEMBER 31, 2011	168,979	$1,690	$2,574	$(199,292)	$3,590,553	$3,395,525	$64,381	$3,459,906

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Major Accounting Policies

    Principles of Consolidation

        The financial statements include the accounts of the company and its subsidiaries. The equity method of accounting is generally used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is generally accounted for on the cost method. Joint ventures and partnerships in which the company has the ability to exert significant influence, but does not control, are accounted for using the equity method of accounting. Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company consolidates certain variable interest entities ("VIEs") in accordance with Accounting Standards Codification ("ASC") 810 (see "14. Variable Interest Entities" below). For joint ventures and partnerships in the construction industry, unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and segment profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, as allowed under ASC 810-10-45-14. At times, the cost and equity methods of accounting are also used.

        All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2010 and 2009 have been reclassified to conform to the 2011 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this annual report is filed on Form 10-K.

    Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

    Cash and Cash Equivalents

        Cash and cash equivalents include securities with maturities of three months or less at the date of purchase. Securities with maturities beyond three months are classified as marketable securities within current and noncurrent assets.

    Marketable Securities

        Marketable securities consist of time deposits placed with investment grade banks with original maturities greater than three months, which by their nature are typically held to maturity, and are classified as such because the company has the intent and ability to hold them to maturity. Held-to-maturity securities are carried at amortized cost. The company also has investments in debt securities which are classified as available-for-sale because the investments may be sold prior to their maturity date. Available-for-sale securities are carried at fair value. The cost of securities sold is determined by using the specific identification method. Marketable securities are assessed for other-than-temporary impairment.

    Engineering and Construction Contracts

        The company recognizes engineering and construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of depreciation and amortization. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are generally segmented between

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. Revenue recognized in excess of amounts billed is classified as a current asset under contract work in progress. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under advance billings on contracts. The company anticipates that the majority of incurred cost associated with contract work in progress as of December 31, 2011 will be billed and collected in 2012. The company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Cost, but not profit, associated with unapproved change orders is accounted for in revenue when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only to the extent that costs associated with the claims or unapproved change orders have been incurred.

    Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Leasehold improvements are amortized over the shorter of their economic lives or the lease terms. Depreciation is calculated using the straight-line method over the following ranges of estimated useful service lives, in years:

	December 31,
			Estimated Useful Service Lives
(cost in thousands)	2011	2010

Buildings	$278,029	$281,013	20 – 40
Building and leasehold improvements	141,335	131,546	6 – 20
Machinery and equipment	1,245,770	1,163,860	2 – 10
Furniture and fixtures	135,449	135,830	2 – 10

    Goodwill and Intangible Assets

        Goodwill is not amortized but is subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. When testing goodwill for impairment, the company first compares the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to measure the amount of potential impairment. In the second step, the company compares the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. During 2011, the company completed its annual goodwill impairment test in the first quarter and determined that none of the goodwill was impaired because the fair value of each reporting unit substantially exceeded its carrying amount.

        Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. An intangible asset

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with an indefinite life is impaired if its carrying value exceeds its fair value. As of December 31, 2011, none of the company's intangible assets with indefinite lives were impaired. Intangibles assets with finite lives arise from business acquisitions and are amortized on a straight-line basis over the useful lives of those assets, ranging from one to ten years.

    Income Taxes

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. The company evaluates the realizability of its deferred tax assets and maintains a valuation allowance, if necessary, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company's effective tax rate on future earnings.

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

    Derivatives and Hedging

        The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with intercompany transactions, and risk associated with interest rate volatility may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally mitigates the risk by utilizing derivative instruments. The company's derivative instruments are designated as either fair value or cash flow hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (ASC 815). The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the derivative instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the derivative instruments' gains or losses due to changes in fair value are recorded as a component of accumulated other comprehensive income (loss) ("OCI") and are reclassified into earnings when the hedged items settle. Any ineffective

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

portion of a derivative instrument's change in fair value is recognized in earnings immediately. The company does not enter into derivative instruments or hedging activities for speculative purposes.

        Under ASC 815, in certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. As of December 31, 2011, 2010 and 2009, the company had no significant embedded derivatives in any of its contracts.

        The Company offsets fair value amounts for multiple derivative instruments executed with the same counterparty under a master netting arrangement, as permitted by ASC 815.

    Concentrations of Credit Risk

        Accounts receivable and all contract work in progress are from clients in various industries and locations throughout the world. Most contracts require payments as the projects progress or, in certain cases, advance payments. The company generally does not require collateral, but in most cases can place liens against the property, plant or equipment constructed or terminate the contract if a material default occurs. The company evaluates the counterparty credit risk of third parties as part of its project risk review process and in determining the appropriate level of reserves. The company maintains adequate reserves for potential credit losses and generally such losses have been minimal and within management's estimates. However, in the third quarter of 2010, the company recognized a pre-tax charge of $95 million related to a bankruptcy court ruling that adversely impacted the collectability of amounts due the company on a completed infrastructure joint venture project in California. In 2011, $11 million of this amount was recovered in a settlement with the bankrupt client.

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

    Stock-Based Plans

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

    Comprehensive Income (Loss)

        SFAS No. 130 "Reporting Comprehensive Income" (ASC 220) establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The company reports the cumulative foreign currency translation adjustments, unrealized gains and losses on

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

available-for-sale securities and derivative contracts, ownership share of equity method investee's other comprehensive loss, and adjustments related to defined benefit pension and postretirement plans, as components of accumulated other comprehensive income (loss). The after-tax components of accumulated other comprehensive income (loss), net are as follows:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Available- for-Sale Securities	Unrealized Gain (Loss) on Derivative Contracts	Ownership Share of Equity Method Investee's Other Comprehensive Loss	Defined Benefit Pension and Postretirement Plans	Accumulated Other Comprehensive Income (Loss), Net

Balance as of December 31, 2008	$(56,535)	$331	$(3,428)	$—	$(297,337)	$(356,969)
Current period change	82,722	1,120	3,097	—	49,043	135,982

Balance as of December 31, 2009	26,187	1,451	(331)	—	(248,294)	(220,987)
Current period change	33,914	(137)	2,416	(19,791)	28,274	44,676

Balance as of December 31, 2010	60,101	1,314	2,085	(19,791)	(220,020)	(176,311)
Current period change	(44,331)	(445)	(12,865)	(23,791)	58,451	(22,981)

Balance as of December 31, 2011	$15,770	$869	$(10,780)	$(43,582)	$(161,569)	$(199,292)

        During 2011, functional currency exchange rates for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses. During 2010 and 2009, functional currency exchange rates for most of the company's international operations strengthened against the U.S. dollar, resulting in unrealized translation gains.

    Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05". ASU 2011-12 indefinitely deferred the provisions of ASU 2011-05 (see below) that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This requirement will be further deliberated by the FASB at a future date. All other requirements in ASU 2011-05 are not affected by this update. The amendments in ASU 2011-12 are effective for interim and annual reporting periods beginning after December 15, 2011 and will be applied on a retrospective basis.

        In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," which requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards ("IFRS"). The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 is effective for interim and annual reporting periods beginning after January 1, 2013 and will be applied on a retrospective basis.

        In September 2011, the FASB issued ASU 2011-09, "Disclosures about an Employer's Participation in a Multiemployer Plan," which amends ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of ASU 2011-09 is to enhance the transparency of disclosures about the significant multiemployer plans in which an employer participates,

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the level of the employer's participation in those plans, the financial health of the plans, and the nature of the employer's commitments to the plans. ASU 2011-09 is effective for interim and annual reporting periods beginning after December 15, 2011 and will be applied on a retrospective basis.

        In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e., the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management does not expect the adoption of ASU 2011-08 to have a material impact on the company's financial position, results of operations and cash flows.

        In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income," which amends certain guidance in ASC 220, "Comprehensive Income." ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011 and will be applied on a retrospective basis.

        In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which amends certain guidance in ASC 820, "Fair Value Measurement." ASU 2011-04 expands ASC 820's existing disclosure requirements for fair value measurements and makes other amendments. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and will be applied on a prospective basis.

        In the first quarter of 2011, the company adopted FASB ASU 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends certain guidance in ASC 605-25, "Revenue Recognition — Multiple Element Arrangements." ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The adoption of ASU 2009-13 did not have an impact on the company's financial position, results of operations and cash flows.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Consolidated Statement of Cash Flows

        The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows are comprised of:

	Year Ended December 31,
(in thousands)	2011	2010	2009

(Increase) decrease in:
Accounts and notes receivable, net	$(44,438)	$(208,303)	$281,805
Contract work in progress	(504,670)	(54,576)	(359,991)
Other current assets	199,412	(104,526)	(76,927)
Other assets	(18,118)	10,081	9,425
Increase (decrease) in:
Trade accounts payable	320,708	82,016	135,228
Advance billings on contracts	47,897	91,660	(94,680)
Accrued liabilities	61,560	22,296	(10,633)
Other liabilities	(16,346)	(11,655)	(28,159)

Increase (decrease) in cash due to changes in operating assets and liabilities	$46,005	$(173,007)	$(143,932)

Cash paid during the year for:
Interest	$28,255	$9,761	$9,190
Income taxes	176,915	202,341	417,844

3.     Income Taxes

        The income tax expense (benefit) included in the Consolidated Statement of Earnings is as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009

Current:
Federal	$117,868	$22,406	$289,302
Foreign	176,116	94,293	63,268
State and local	27,143	27,260	21,190

Total current	321,127	143,959	373,760

Deferred:
Federal	(13,039)	(26,322)	10,293
Foreign	(883)	2,355	12,509
State and local	(3,476)	(1,478)	7,351

Total deferred	(17,398)	(25,445)	30,153

Total income tax expense	$303,729	$118,514	$403,913

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of U.S. statutory federal income tax expense to income tax expense is as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009

U.S. statutory federal tax expense	$350,635	$195,859	$397,876
Increase (decrease) in taxes resulting from:
State and local income taxes	15,360	16,255	21,125
Other permanent items, net	(7,932)	(10,575)	(4,618)
Worthless stock	—	(152,409)	—
Noncontrolling interests	(35,682)	(28,644)	(15,504)
Valuation allowance, net	11,014	90,214	3,296
Statute expirations and tax authority settlements	(13,795)	(10,686)	(5,568)
Other changes to unrecognized tax positions	(8,973)	(1,075)	14,218
Other, net	(6,898)	19,575	(6,912)

Total income tax expense	$303,729	$118,514	$403,913

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2011	2010

Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$62,134	$64,909
Employee time-off accrual	83,526	72,799
Project and non-project reserves	132,872	127,862
Workers' compensation insurance accruals	6,269	7,308
Tax basis of investments in excess of book basis	1,632	—
Net operating loss carryforwards	172,852	143,953
Unrealized currency loss	11,659	9,880
Capital loss carryforwards	3,896	3,896
Other comprehensive loss	113,957	105,159
Other	24,928	26,969

Total deferred tax assets	613,725	562,735
Valuation allowance for deferred tax assets	(144,582)	(133,568)

Deferred tax assets, net	$469,143	$429,167

Deferred tax liabilities:
Book basis of property, equipment and other capital costs in excess of tax basis	(57,558)	(40,124)
Residual U.S. tax on unremitted non-U.S. earnings	(23,003)	(19,703)
Book basis of investments in excess of tax basis	—	(9,482)
Other	(13,521)	(10,768)

Total deferred tax liabilities	(94,082)	(80,077)

Deferred tax assets, net of deferred tax liabilities	$375,061	$349,090

        The company had non-U.S. net operating loss carryforwards, related to various jurisdictions, of approximately $616 million as of December 31, 2011. Of the total losses, $563 million can be carried forward indefinitely and $53 million will begin to expire in various jurisdictions starting in 2013.

        The company had non-U.S. capital loss carryforwards of approximately $11 million as of December 31, 2011, which can be carried forward indefinitely.

        The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The allowances for 2011 and 2010 primarily related to the deferred tax assets established for certain net operating and capital loss carryforwards and certain reserves on investments. The net increase in the valuation allowance during 2011 was primarily due to an increase in net operating losses.

        The company conducts business globally and, as a result, the company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the United Kingdom and the United States. Although the company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unfavorably. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.

        The unrecognized tax benefits as of December 31, 2011 and 2010 were $215 million and $219 million, of which $78 million and $68 million, if recognized, would have favorably impacted the effective tax rates at the end of 2011 and 2010, respectively. The company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

(in thousands)	2011	2010

Balance at beginning of year	$219,028	$226,847
Change in tax positions of prior years	9,765	6,428
Change in tax positions of current year	—	—
Reduction in tax positions for statute expirations	(874)	(3,903)
Reduction in tax positions for audit settlements	(12,921)	(10,344)

Balance at end of year	$214,998	$219,028

        The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The company has $14 million and $22 million in interest and penalties accrued as of December 31, 2011 and 2010.

        U.S. and foreign earnings before taxes are as follows:

	Year Ended December 31,
	2011	2010	2009

(in thousands)
United States	$346,016	$454,066	$734,059
Foreign	655,800	105,530	402,729

Total	$1,001,816	$559,596	$1,136,788

        Earnings before taxes in the United States declined in 2011 compared to 2010 principally due to the reduction in project execution activities in the Power segment (see "— Power"), as well as reduced contributions from various projects in the Oil & Gas segment (see "— Oil & Gas"). Earnings before taxes in foreign jurisdictions increased significantly in 2011 compared to 2010 primarily due to increased contributions from the Industrial & Infrastructure segment including a reduced level of pre-tax charges for the Greater Gabbard Project (see "— Industrial & Infrastructure" and "13. Contingencies and Commitments") and improved performance in the mining and metals business line (see "— Industrial & Infrastructure"). Earnings before taxes in the United States in 2010 decreased compared to 2009 primarily due to pre-tax charges for the gas-fired power project in Georgia in the Power segment (see "— Power") and pre-tax charges for the completed infrastructure joint venture project in California in the Industrial & Infrastructure segment (see "— Industrial & Infrastructure" and "13. Contingencies and Commitments"). Earnings before taxes in foreign jurisdictions decreased in 2010 compared to 2009 primarily due to the pre-tax charges for the Greater Gabbard Project in the Industrial & Infrastructure segment (see "— Industrial & Infrastructure" and "13. Contingencies and Commitments").

4.     Retirement Benefits

        The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees worldwide. Contributions to defined contribution retirement plans are based on a percentage of the employee's compensation. Expense recognized for these

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plans of approximately $109 million, $96 million and $99 million in the years ended December 31, 2011, 2010 and 2009, respectively, is primarily related to domestic engineering and construction operations. The defined benefit pension plans are primarily related to domestic and international engineering and construction salaried employees and U.S. craft employees. Contributions to defined benefit pension plans are at least the minimum annual amount required by applicable regulations. Payments to retired employees under these plans are generally based upon length of service, age and/or a percentage of qualifying compensation.

        Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan			Non-U.S. Pension Plans
	Year Ended December 31,			Year Ended December 31,
(in thousands)	2011	2010	2009	2011	2010	2009

Service cost	$37,172	$36,668	$37,167	$8,219	$10,509	$9,337
Interest cost	36,136	38,417	33,595	34,502	31,328	30,349
Expected return on assets	(40,430)	(42,396)	(38,113)	(42,852)	(36,611)	(31,147)
Amortization of prior service cost/(credits)	(168)	—	10	—	—	—
Recognized net actuarial loss	13,955	18,765	25,669	5,874	8,203	11,631
(Gain on curtailment)/loss on settlement	(618)	—	—	1,111	—	—

Net periodic pension expense	$46,047	$51,454	$58,328	$6,854	$13,429	$20,170

        The ranges of assumptions indicated below cover defined benefit pension plans in the United States, the Netherlands, the United Kingdom, Australia, the Philippines (2011 only) and Germany, and are based on the economic environment in each host country at the end of each respective annual reporting period. The discount rate assumption for the U.S. defined benefit plan was determined by discounting the expected future benefit payments using yields based on a portfolio of high quality corporate bonds having maturities that are consistent with the expected timing of future payments to plan participants. The discount rates for the non-U.S. defined benefit plans were determined primarily based on a hypothetical yield curve developed from the yields on high quality corporate bonds with durations consistent with the pension obligations in that country. The expected long-term rate of return on asset assumptions utilizing

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

historical returns, correlations and investment manager forecasts are established for each major asset category including public U.S. and international equities, U.S. private equities and fixed income securities.

	U.S. Pension Plan			Non-U.S. Pension Plans
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009

For determining projected benefit obligation at year-end:
Discount rates	5.05%	5.65%	6.50%	3.75-6.75%	5.10-5.50%	5.75%
Rates of increase in compensation levels	N/A	4.00%	4.00%	2.25-9.00%	2.25-4.50%	3.00-4.50%
For determining net periodic cost for the year:
Discount rates	5.65%	6.50%	6.25%	5.10-9.20%	5.75%	4.75-6.50%
Rates of increase in compensation levels	4.00%	4.00%	4.00%	2.25-9.00%	2.25-4.50%	3.00-4.50%
Expected long-term rates of return on assets	6.69%	7.50%	8.00%	5.00-8.00%	5.00-7.00%	5.00-7.00%

        The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, the company expects to fund approximately $30 million to $60 million for calendar year 2012, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities for the U.S. and non-U.S. plans would increase by approximately $18 million and $26 million, respectively.

        During the first quarter of 2011, the company and its Board of Directors approved an amendment to the U.K. pension plan to freeze the accrual of future service-related benefits for certain eligible participants on April 1, 2011. Accordingly, the company remeasured the assets and liabilities of the U.K. pension plan and recognized a curtailment accounting event, resulting in a net reduction in the pension obligation of $18 million and an after-tax decrease in accumulated other comprehensive loss of $11 million.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table sets forth the target allocations and the weighted average actual allocations of plan assets:

		U.S. Plan Assets December 31,			Non-U.S. Plan Assets December 31,
	Target Allocation	2011	2010	Target Allocation	2011	2010

Asset category:
Equity securities	20% - 25%	19%	24%	20% - 45%	33%	40%
Debt securities	70% - 80%	69%	75%	55% - 65%	62%	54%
Other	0% - 5%	12%	1%	5% - 15%	5%	6%

Total		100%	100%		100%	100%

        The company's investment strategy is to maintain asset allocations that appropriately address risk within the context of seeking adequate returns. Investment allocations are determined by each plan's investment committee and/or trustees. In the case of certain foreign plans, asset allocations may be impacted by local requirements. Long-term allocation guidelines are set and expressed in terms of a target range allocation for each asset class to provide portfolio management flexibility. Short-term deviations from these allocations may exist from time to time for tactical investment or strategic implementation purposes. During 2011, the company continued to reallocate a larger percentage of its U.S. and non-U.S. plan assets into debt securities to reduce volatility and protect the funded status of the plans. As of December 31, 2011, the percentage of U.S. plan assets categorized as "Other" exceeded the target allocation due to the inclusion of temporarily held short-term investment funds that were in the process of being reallocated to debt securities.

        Investments in equity securities are utilized to generate long-term capital appreciation to mitigate the effects of increases in benefit obligations resulting from growth in the number of plan participants, inflation, longer life expectancy and salary growth. Investments in debt securities are used to provide stable investment returns while protecting the funding status of the plans. While most of the company's plans are not prohibited from investing in the company's common stock or debt securities, there are no such direct investments at the present time.

        Plan assets include investments in common or collective trusts, which offer efficient access to diversified investments across various asset categories. The estimated fair value of the investments in the common or collective trusts represents the underlying net asset value of the shares or units of such funds as determined by the issuer. At the present time, there are no restrictions on how the plans may redeem their investments.

        Equity securities are diversified across various industries and are comprised of common and preferred stocks of U.S. and international companies, common or collective trusts with underlying investments in common and preferred stocks and limited partnerships. Publicly traded corporate equity securities are valued based on the last trade or official close of an active market or exchange on the last business day of the plan's year. Securities not traded on the last business day are valued at the last reported bid price. As of December 31, 2011, the aggregate concentration in equity securities for the various plans was approximately 45 percent in U.S. securities and 55 percent in international securities. Limited partnerships are valued at the plan's proportionate share of the estimated fair value of the underlying net assets as determined by the general partners. The limited partnerships are classified as Level 3 investments.

        Debt securities are comprised of corporate bonds, government securities and common or collective trusts, with underlying investments in corporate bonds, government and asset backed securities and interest rate swaps. Corporate bonds primarily consist of investment-grade rated bonds and notes, of which

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

no significant concentration exists in any one rating category or industry. Government securities include inflation-indexed U.S. treasury notes and international and U.S. government bonds. Corporate bonds and government securities are valued based on evaluated prices, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets. Securities not traded on the last business day are valued at the last reported bid price. As of December 31, 2011, the investments in corporate bonds and government securities held by the U.S. plan were primarily concentrated in U.S. issuers.

        Other is primarily comprised of common collective trusts, foreign exchange forward contracts and insurance contracts. Common collective trusts hold underlying investments in commodities, foreign exchange foreign contracts and real estate. Common collective trusts with underlying investments in real estate are classified as Level 3 investments. Insurance contracts are valued based on actuarial assumptions and are also classified as Level 3 investments.

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

        The company measures and reports assets and liabilities at fair value utilizing pricing information received from third-party pricing services. The company performs procedures to verify the reasonableness of pricing information received for significant assets and liabilities classified as Level 2.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the plan assets and liabilities of the company's U.S. and non-U.S. defined benefit pension plans that are measured at fair value on a recurring basis as of December 31, 2011 and 2010:

U.S. Pension Plan

	December 31, 2011				December 31, 2010
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Equity securities:
Common and preferred stock	$95,714	$95,714	$—	$—	$117,061	$117,061	$—	$—
Common or collective trusts	12,821	—	12,821	—	—	—	—	—
Limited Partnerships	19,314	—	—	19,314	19,596	—	—	19,596
Debt securities:
Common or collective trusts	—	—	—	—	63,125	—	63,125	—
Corporate bonds	393,338	—	393,338	—	298,788	—	298,788	—
Government securities	73,079	—	73,079	—	71,178	—	71,178	—
Other:
Common or collective trusts — money market funds	79,624	—	79,624	—	5,818	—	5,818	—
Other assets	6,322	—	6,322	—	23,943	—	23,943	—
Liabilities:
Foreign currency exchange contracts and other	(6,338)	—	(6,338)	—	(23,775)	—	(23,775)	—

Plan assets measured at fair value, net	$673,874	$95,714	$558,846	$19,314	$575,734	$117,061	$439,077	$19,596
Plan assets not measured at fair value, net	16,680				42,311
Total plan assets, net	$690,554				$618,045

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-U.S. Pension Plans

	December 31, 2011				December 31, 2010
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Equity securities:
Common and preferred stock	$83,151	$83,151	$—	$—	$80,415	$80,415	$—	$—
Common or collective trusts	164,201	—	164,201	—	191,396	—	191,396	—
Debt securities:
Common or collective trusts	468,140	—	468,140	—	364,020	—	364,020	—
Corporate bonds	542	—	542	—	—	—	—	—
Government securities	4,263	—	4,263	—	—	—	—	—
Other:
Common or collective trusts	32,663	—	24,572	8,091	38,803	—	30,740	8,063
Other assets	4,661	—	870	3,791	4,629	—	1,006	3,623

Plan assets measured at fair value, net	$757,621	$83,151	$662,588	$11,882	$679,263	$80,415	$587,162	$11,686
Plan assets not measured at fair value, net	10,340				1,330
Total plan assets, net	$767,961				$680,593

        The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	U.S. Pension Plan		Non-U.S. Pension Plan
(in thousands)	2011	2010	2011	2010

Balance at beginning of year	$19,596	$20,702	$11,686	$12,108
Actual return on plan assets:
Assets still held at reporting date	909	1,977	32	(390)
Assets sold during the period	477	(1,501)	—	—
Purchases	—	37	761	202
Sales	(1,668)	(1,619)	—	—
Settlements	—	—	(597)	(234)

Balance at end of year	$19,314	$19,596	$11,882	$11,686

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents expected benefit payments for the U.S. and non-U.S. defined benefit pension plans:

Year Ended December 31,	U.S. Pension Plan	Non-U.S. Pension Plans

	(in thousands)	(in thousands)
2012	$35,487	$24,186
2013	37,938	23,394
2014	40,184	25,248
2015	40,058	26,214
2016	41,491	28,320
2017 — 2021	235,280	163,843

        Measurement dates for the company's U.S. and non-U.S. defined benefit pension plans are December 31. The following table sets forth the change in projected benefit obligation, plan assets and funded status of the U.S. and non-U.S. plans:

	U.S. Pension Plan		Non-U.S. Pension Plans
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010

Change in projected benefit obligation
Benefit obligation at beginning of year	$666,973	$608,213	$626,618	$590,598
Service cost	37,172	36,668	8,219	10,509
Interest cost	36,136	38,417	34,502	31,328
Employee contributions	—	—	4,145	5,797
Currency translation	—	—	(12,521)	(25,971)
Actuarial (gain) loss	38,082	17,951	(4,773)	35,322
Plan amendments	—	(1,322)	—	—
Benefits paid	(38,459)	(32,954)	(26,226)	(21,349)
Curtailments	(62,899)	—	(15,870)	—
Other	—	—	6,023	384

Projected benefit obligation at end of year	677,005	666,973	620,117	626,618

Change in plan assets
Plan assets at beginning of year	618,045	582,470	680,593	609,729
Actual return on plan assets	39,918	58,529	70,972	80,773
Company contributions	71,050	10,000	50,998	32,619
Employee contributions	—	—	4,145	5,797
Currency translation	—	—	(18,929)	(26,976)
Benefits paid	(38,459)	(32,954)	(26,226)	(21,349)
Other	—	—	6,408	—

Plan assets at end of year	690,554	618,045	767,961	680,593

Funded status	$13,549	$(48,928)	$147,844	$53,975

Amounts recognized in the Consolidated Balance Sheet
Pension assets included in other assets	$13,549	$—	$151,967	$54,845
Pension liabilities included in noncurrent liabilities	—	(48,928)	(4,123)	(870)
Accumulated other comprehensive loss	144,243	181,716	109,290	164,762

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2012, approximately $14 million for the U.S. plan and $3 million for the non-U.S. plans of the amount of accumulated other comprehensive loss shown above is expected to be recognized as components of net periodic pension expense.

        For the defined benefit pension plans in Australia, the Philippines and Germany, the projected benefit obligations exceeded the plan assets. In the aggregate, these plans had projected benefit obligations of $26 million and plan assets with a fair value of $22 million.

        The total accumulated benefit obligation for the U.S. and non-U.S. plans as of December 31, 2011 was $677 million and $590 million, respectively. The total accumulated benefit obligation for the U.S. and non-U.S. plans as of December 31, 2010 was $605 million and $546 million, respectively. As of December 31, 2011 and 2010, plan assets for each of the company's benefit plans exceeded the accumulated benefit obligation, except for Germany in which the accumulated benefit obligation exceeded plan assets by less than $1 million as of December 31, 2011.

        In addition to the company's U.S. defined benefit pension plans, the company and certain of its subsidiaries provide health care and life insurance benefits for certain retired U.S. employees. The health care and life insurance plans are generally contributory, with retiree contributions adjusted annually. The accumulated postretirement benefit obligation as of December 31, 2011 and 2010 was determined in accordance with the current terms of the company's health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 8.5 percent in 2012 down to five percent in 2019 and beyond. The effect of a one percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation and interest cost by approximately $0.6 million and less than $0.1 million, respectively. The effect of a one percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and interest cost by approximately $0.5 million and less than $0.1 million, respectively.

        Net periodic postretirement benefit cost includes the following components:

	Year Ended December 31,
(in thousands)	2011	2010	2009

Service cost	$—	$—	$—
Interest cost	723	951	1,394
Expected return on assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial loss	679	827	787

Net periodic postretirement benefit cost	$1,402	$1,778	$2,181

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table sets forth the change in the accumulated postretirement benefit obligation:

	Year Ended December 31,
(in thousands)	2011	2010

Change in accumulated postretirement benefit obligation
Benefit obligation at beginning of year	$18,311	$19,743
Service cost	—	—
Interest cost	723	951
Employee contributions	269	290
Actuarial (gain) loss	308	191
Benefits paid	(2,783)	(2,864)

Benefit obligation at end of year	$16,828	$18,311

Funded status	$(16,828)	$(18,311)

        Unrecognized net actuarial losses totaling $5 million and $6 million as of December 31, 2011 and 2010, respectively, were classified in accumulated other comprehensive loss. The accumulated postretirement benefit obligation classified in current liabilities is approximately $3 million as of both December 31, 2011 and 2010. The remaining balance of the accumulated postretirement benefit obligation is classified in noncurrent liabilities for both years.

        The discount rate used in determining the accumulated postretirement benefit obligation was 3.85 percent as of December 31, 2011 and 4.30 percent as of December 31, 2010. The discount rate used for accumulated postretirement obligation is determined based on the same considerations discussed above that impact defined benefit plans in the United States. Benefit payments, as offset by retiree contributions, are not expected to change significantly in the future.

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Fair Value of Financial Instruments

        The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, "Fair Value Measurements" (ASC 820-10), the company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31, 2011						December 31, 2010
	Fair Value Measurements Using						Fair Value Measurements Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets(6):
Cash and cash equivalents	$24,364	$24,364	(1)	$—		$—	$43,794	$20,498	(1)	$23,296	(2)	$—
Marketable securities, current	72,845	—		72,845	(2)	—	141,192	—		141,192	(2)	—
Deferred compensation trusts	76,844	76,844	(3)	—		—	73,916	73,916	(3)	—		—
Marketable securities, noncurrent	503,550	—		503,550	(4)	—	279,080	—		279,080	(4)	—
Derivative assets(5)
Commodity swap forward contracts	2,535	—		2,535		—	5,138	—		5,138		—
Foreign currency contracts	3,105	—		3,105		—	731	—		731		—
Liabilities(6):
Derivative liabilities(5)
Commodity swap forward contracts	$53	$—		$53		$—	$64	$—		$64		$—
Foreign currency contracts	4,612	—		4,612		—	2,527	—		2,527		—

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

(3)
Consists of registered money market funds and an equity index fund valued at fair value. These investments, which are trading securities, represent the net asset value of the shares of such funds as of the close of business at the end of the period.

(4)
Consists of investments in U.S. agency securities, U.S. Treasury securities, international government and government-related securities, corporate debt securities and other debt securities with maturities ranging from one to four years which are valued at the last reported sale price on the last business day at the end of the period. Securities not traded on the last business day are valued at the last reported bid price.

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

(6)
The company measures and reports assets and liabilities at fair value utilizing pricing information received from third-party pricing services. The company performs procedures to verify the reasonableness of pricing information received for significant assets and liabilities classified as Level 2.

        All of the company's financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts, which are trading securities, and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of December 31, 2011: money market funds of $24 million, U.S. agency securities of $237 million, U.S. Treasury securities of $99 million,

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

corporate debt securities of $235 million, and other securities of $5 million. As of December 31, 2010, available-for-sale securities consisted of money market funds of $20 million, U.S. agency securities of $155 million, U.S. Treasury securities of $59 million, corporate debt securities of $196 million, commercial paper of $26 million and other securities of $8 million. The amortized cost of these available-for-sale securities is not materially different than the fair value. During 2011, 2010 and 2009, proceeds from sales and maturities of available-for-sale securities were $497 million, $522 million and $196 million, respectively.

        The estimated fair values of the company's financial instruments that are not measured at fair value on a recurring basis are as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash and cash equivalents(1)	$2,137,047	$2,137,047	$2,091,203	$2,091,203
Marketable securities, current(2)	23,593	23,593	52,087	52,087
Notes receivable, including noncurrent portion	41,957	41,957	44,789	44,789
Liabilities:
3.375% Senior Notes	495,723	500,254	—	—
1.5% Convertible Senior Notes	19,458	35,647	96,692	230,214
5.625% Municipal Bonds	17,777	17,901	17,759	18,039

(1)
Consists of bank deposits.

(2)
Consists of held-to-maturity time deposits.

        Fair values were determined as follows:

  •
  The carrying amounts of cash and cash equivalents, marketable securities, current and notes receivable that are classified as current approximate fair value because of the short-term maturity of these instruments. Amortized cost is not materially different than the fair value.

  •
  Notes receivable classified as noncurrent are carried at net realizable value which approximates fair value.

  •
  The fair value of the 3.375 percent Senior Notes, 1.5 percent Convertible Senior Notes and 5.625 percent Municipal Bonds are estimated based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same maturities.

        In the first quarter of 2010, the company adopted FASB ASU 2010-06 "Improving Disclosure about Fair Value Measurements" (ASC 820). ASU 2010-06 requires, on a prospective basis, additional disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements, of which the company had none for the years ended December 31, 2011 and 2010. ASU 2010-06 also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value. The adoption of ASU 2010-06 did not have a material impact on the company's disclosures in its Consolidated Financial Statements.

6.     Derivatives and Hedging

        As of December 31, 2011, the company had total gross notional amounts of $736 million of foreign exchange forward contracts and $12 million of commodity swap forward contracts outstanding relating to

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

engineering and construction contract obligations and intercompany transactions. The foreign exchange forward contracts are of varying duration, none of which extend beyond December 2012. The commodity swap forward contracts are of varying duration, none of which extend beyond August 2014. The impact to earnings due to hedge ineffectiveness was immaterial for the years ended December 31, 2011, 2010 and 2009.

        The fair values of derivatives designated as hedging instruments under ASC 815 as of December 31, 2011 and 2010 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	December 31, 2011	December 31, 2010	Balance Sheet Location	December 31, 2011	December 31, 2010

Commodity swaps	Other current assets	$2,451	$3,675	Other accrued liabilities	$—	$32
Foreign currency forwards	Other current assets	3,105	731	Other accrued liabilities	4,612	2,527
Commodity swaps	Other assets	84	1,463	Noncurrent liabilities	53	32

Total derivatives		$5,640	$5,869		$4,665	$2,591

        The pre-tax amount of gain (loss) recognized in earnings associated with the derivative instruments designated as fair value hedges for the years ended December 31, 2011, 2010 and 2009 was as follows:

Fair Value Hedges (in thousands)	Location of Gain (Loss)	2011	2010	2009

Foreign currency forwards	Total cost of revenue	$—	$3,465	$(6,075)
Foreign currency forwards	Corporate general and administrative expense	15,064	6,864	16,483

Total		$15,064	$10,329	$10,408

        The pre-tax amount of gain (loss) recognized in earnings on derivatives for the fair value hedges noted in the table above offsets the amount of gain (loss) recognized in earnings on the hedged items in the same locations on the Consolidated Statement of Earnings.

        The after-tax amount of gain (loss) recognized in OCI and reclassified from accumulated OCI into earnings associated with the derivative instruments designated as cash flow hedges for the years ended December 31, 2011, 2010 and 2009 was as follows:

					After-Tax Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
	After-Tax Amount of Gain (Loss) Recognized in OCI
Cash Flow Hedges (in thousands)				Location of Gain (Loss)
	2011	2010	2009		2011	2010	2009

Commodity swaps	$1,755	$916	$1,954	Total cost of revenue	$4,052	$(2,066)	$(3,244)
Foreign currency forwards	(1,544)	(389)	(2,399)	Total cost of revenue	(1,156)	177	(298)
Treasury rate lock agreements	(10,486)	—	—	Interest Expense	(306)	—	—

Total	$(10,275)	$527	$(445)		$2,590	$(1,889)	$(3,542)

        During 2011 and 2010, the company recognized gains of $1.1 million and $3.6 million, respectively, in corporate general and administrative expense related to settled foreign currency forward contracts which were not designated as hedges for accounting purposes. These foreign currency forward contracts mitigated short-term economic exposures.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interbank Offered Rate ("LIBOR") or an alternative base rate, plus an applicable borrowing margin. The Letter of Credit Facility may be increased up to an additional $500 million subject to certain conditions.

        As of December 31, 2011, the company had a combination of committed and uncommitted lines of credit that totaled $3.8 billion. These lines may be used for revolving loans, letters of credit or general purposes. The committed lines consist of the two facilities discussed above, as well as a $500 million letter of credit facility that matures in 2014. Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. As of December 31, 2011, $1.2 billion in letters of credit were outstanding under these lines of credit. Surety bonds are also posted as an alternative form of credit enhancement.

        Consolidated debt consisted of the following:

	December 31,
(in thousands)	2011	2010

Current:
1.5% Convertible Senior Notes	$19,458	$96,692
Long-Term:
3.375% Senior Notes	495,723	—
5.625% Municipal Bonds	17,777	17,759

        In September 2011, the company issued $500 million of 3.375 percent Senior Notes (the "2011 Notes") due September 15, 2021 and received proceeds of $492 million, net of underwriting discounts and debt issuance costs. Interest on the 2011 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2012. The net proceeds of the 2011 Notes will be used for general corporate purposes. The company may, at any time, redeem the 2011 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make whole" premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, the company will be required to offer to purchase the 2011 Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The company is generally not limited under the indenture governing the 2011 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.

        In February 2004, the company issued $330 million of 1.5 percent Convertible Senior Notes (the "2004 Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. Interest on the 2004 Notes is payable semi-annually on February 15 and August 15 of each year. The 2004 Notes are convertible into shares of the company's common stock par value $0.01 per share, at a conversion rate of 36.2815 shares per each $1,000 principal amount of the 2004 Notes, subject to adjustment as described in the indenture. The 2004 Notes are convertible during any fiscal quarter if the closing price of the company's common stock for at least 20 trading days in the 30 consecutive trading day-period ending on the last trading day of the previous fiscal quarter is greater than or equal to 130 percent of the conversion price in effect on that 30th trading day (the "trigger price"). The trigger price is currently $35.83, but is subject to adjustment as outlined in the indenture. The trigger price condition was satisfied during the fourth quarter of 2011 and 2010 and the 2004 Notes were therefore classified as current as of December 31, 2011 and 2010.

        Holders of the 2004 Notes were entitled to require the company to purchase all or a portion of their 2004 Notes on February 17, 2009 at 100 percent of the principal amount plus accrued and unpaid interest; a de minimis amount of 2004 Notes were tendered for purchase. Holders of the 2004 Notes will again be

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entitled to have the company purchase their 2004 Notes at the same price on February 15, 2014 and February 15, 2019. The 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. In the event of a change of control of the company, each holder may require the company to repurchase the 2004 Notes for cash, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest.

        Pursuant to the requirements of Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" (ASC 260-10), the company includes in the diluted EPS computations, based on the treasury stock method, shares that may be issuable upon conversion of the 2004 Notes. On December 30, 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash, and therefore there is no dilutive impact on EPS unless the average stock price exceeds the conversion price of $27.56. Upon conversion, shares of the company's common stock are issued to satisfy any appreciation between the conversion price and the market price on the date of conversion. During 2011, holders converted $77 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,678,095 shares of the company's common stock. During 2010, holders converted $13 million of the 2004 Notes in exchange for the principal balance owed in cash plus 184,563 shares of the company's common stock.

        The company applies the provisions of FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (ASC 470-20). ASC 470-20 requires the issuer of a convertible debt instrument to separately account for the liability and equity components in a manner that reflects the entity's nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods.

        The following table presents information related to the liability and equity components of the 2004 Notes:

	December 31,
(in thousands)	2011	2010

Carrying value of the equity component	$19,514	$21,181
Principal amount and carrying value of the liability component	19,458	96,692

        Interest expense for the years ended December 31, 2011, 2010 and 2009 includes original coupon interest of $0.5 million, $1.5 million and $1.9 million, respectively. The effective interest rate on the liability component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized. The if-converted value is $35 million and is in excess of the principal value as of December 31, 2011.

        The Municipal Bonds are due June 1, 2019 with interest payable semi-annually on June 1 and December 1 of each year, commencing December 1, 1999. The bonds are redeemable, in whole or in part, at the option of the company at a redemption price ranging from 100 percent to 102 percent of the principal amount of the bonds on or after June 1, 2009. In addition, the bonds are subject to other redemption clauses, at the option of the holder, should certain events occur, as defined in the offering prospectus.

        As of December 31, 2011, the company was in compliance with all of the financial covenants related to its debt agreements.

8.     Other Noncurrent Liabilities

        The company maintains appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined estimated liability for claims incurred but not reported. Other noncurrent liabilities include $8 million and $10 million as of December 31, 2011 and 2010, respectively, relating to these liabilities. For certain professional liability risks the company's retention amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported because there is insufficient claims history or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.

        The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The deferrals can earn either market-based fixed or variable rates of return, at the option of the participants. As of December 31, 2011 and 2010, $326 million and $347 million, respectively, of obligations related to these plans were included in noncurrent liabilities. To fund these obligations, the company has established non-qualified trusts, which are classified as noncurrent assets. These trusts held primarily company- owned life insurance policies and marketable equity securities valued at $303 million and $313 million as of December 31, 2011 and 2010, respectively. Periodic changes in fair value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to obligations included in noncurrent liabilities which are also reflected in earnings.

9.     Stock-Based Plans

        The company's executive stock-based plans provide for grants of nonqualified or incentive stock options, restricted stock awards or units and stock appreciation rights ("SARS"). All executive stock-based plans are administered by the Organization and Compensation Committee of the Board of Directors ("Committee") comprised of outside directors, none of whom are eligible to participate in the plans. Option grant amounts and award dates are established by the Committee. Option grant prices are the fair value of the company's common stock at such date of grant. Options normally extend for 10 years and become exercisable over a vesting period determined by the Committee. Recorded compensation cost for share-based payment arrangements, which is generally recognized on a straight-line basis, totaled $23 million, $30 million and $21 million for the years ended December 31, 2011, 2010 and 2009, respectively, net of recognized tax benefits of $14 million, $18 million and $13 million for the years ended 2011, 2010 and 2009, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes restricted stock, restricted stock unit and stock option activity:

	Restricted Stock or Restricted Stock Units		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share

Outstanding as of December 31, 2008	1,523,306	$41.81	1,625,242	$50.34

Granted	622,509	30.87	884,808	30.65
Expired or canceled	(21,531)	33.63	(34,266)	31.55
Vested/exercised	(491,226)	40.03	(115,302)	23.17

Outstanding as of December 31, 2009	1,633,058	$38.28	2,360,482	$44.56

Granted	844,706	42.93	1,140,303	42.78
Expired or canceled	(90,921)	40.09	(96,639)	43.20
Vested/exercised	(500,735)	42.16	(368,307)	38.12

Outstanding as of December 31, 2010	1,886,108	$39.25	3,035,839	$44.71

Granted	291,912	70.59	548,391	70.76
Expired or canceled	(55,159)	52.87	(73,599)	56.66
Vested/exercised	(828,246)	41.44	(611,130)	41.57

Outstanding as of December 31, 2011	1,294,615	$44.33	2,899,501	$50.00

Options exercisable as of December 31, 2011			1,316,082	$49.96

Remaining unvested options outstanding and expected to vest			1,535,916	$50.03

        As of December 31, 2011, there were a maximum of 7,193,545 shares available for future grant under the company's various stock-based plans. Shares available for future grant include shares which may be granted by the Committee as either stock options, on a share-for-share basis, or restricted stock or restricted stock units, on the basis of one share for each 1.75 available shares.

        Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until service-based restrictions have lapsed and any performance objectives have been attained as established by the Committee. Restricted stock units are rights to receive shares subject to certain service and performance conditions as established by the Committee. Generally, upon termination of employment, restricted stock units and restricted shares which have not vested are forfeited. For the years 2011, 2010 and 2009, recognized compensation expense of $25 million, $32 million and $23 million, respectively, is included in corporate general and administrative expense related to restricted stock awards and units. The fair value of restricted stock that vested during 2011, 2010 and 2009 was $58 million, $22 million and $19 million, respectively. The balance of unamortized restricted stock expense as of December 31, 2011 was $16 million, which is expected to be recognized over a weighted-average period of 1.4 years.

        The aggregate intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during 2011, 2010 and 2009 was $18 million, $6 million and $3 million, respectively. The balance of unamortized stock option expense as of December 31, 2011 was $7 million, which is expected to be recognized over a weighted-average period of

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.4 years. Expense associated with stock options for the years ended December 31, 2011, 2010 and 2009, which is included in corporate general and administrative expense in the accompanying Consolidated Statement of Earnings, totaled $12 million, $15 million and $11 million, respectively.

        The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	December 31,
	2011	2010

Weighted average grant date fair value	$23.41	$14.51
Expected life of options (in years)	4.5	4.3
Risk-free interest rate	2.2%	2.1%
Expected volatility	38.8%	40.6%
Expected annual dividend per share	$0.50	$0.50

        The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility.

        Information related to options outstanding as of December 31, 2011 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share

$30.46 - $41.77	506,226	7.2	$30.57	239,387	7.2	$30.46
$42.11 - $49.25	1,408,421	7.1	43.24	611,549	6.1	43.55
$68.36 - $80.12	984,854	7.8	69.66	465,146	6.2	68.42

	2,899,501	7.3	$50.00	1,316,082	6.3	$49.96

        As of December 31, 2011, options outstanding and options exercisable had an aggregate intrinsic value of approximately $20 million and $9 million, respectively.

10.   Earnings Per Share

        Basic earnings per share ("EPS") is calculated by dividing net earnings attributable to Fluor Corporation by the weighted average number of common shares outstanding during the period. Potentially dilutive securities include employee stock options, restricted stock units and shares, and the 1.5% Convertible Senior Notes (see "7. Financing Arrangements" above for information about the Convertible Senior Notes).

        In 2009, the company applied the provisions of FSP Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. The company's unvested restricted stock units and unvested restricted shares of stock were considered to be participating securities since the quarterly dividends paid were nonforfeitable. ASC 260-10-45 required that the two-class method of computing basic EPS be applied. Under the two-class method, the company's stock options were not considered to be participating securities.

        Starting in the first quarter of 2010, dividends on unvested restricted stock units and unvested restricted stock were accumulated and became payable only when the units and shares vest. As a result, the company's unvested restricted stock units and unvested restricted shares are no longer considered to be

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

participating securities and the two-class method of computing EPS is not required. Diluted EPS for 2011 and 2010 reflect the assumed exercise or conversion of all dilutive securities using the treasury stock method.

        The calculations of the basic and diluted EPS for the years ended December 31, 2011 and 2010 under the treasury stock method are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010

Net earnings attributable to Fluor Corporation	$593,728	$357,496
Basic EPS:
Weighted average common shares outstanding	172,501	178,047
Basic earnings per share	$3.44	$2.01

Diluted EPS:
Weighted average common shares outstanding	172,501	178,047
Diluted effect:
Employee stock options and restricted stock units and shares	1,393	1,380
Conversion equivalent of dilutive convertible debt	670	1,561

Weighted average diluted shares outstanding	174,564	180,988
Diluted earnings per share	$3.40	$1.98

Anti-dilutive securities not included above	824	1,253

        The calculations of the basic and diluted EPS for the year ended December 31, 2009 under the two-class method are presented below:

Year Ended December 31,
(in thousands, except per share amounts)	2009

Basic EPS:
Net earnings attributable to Fluor Corporation	$684,889
Portion allocable to common shareholders	99.10%

Net earnings allocable to common shareholders	$678,725
Weighted average common shares outstanding	179,100
Basic earnings per share	$3.79

Diluted EPS:
Net earnings allocable to common shareholders	$678,725
Weighted average common shares outstanding	179,100
Diluted effect:
Employee stock options	189
Conversion equivalent of dilutive convertible debt	1,573

Weighted average diluted shares outstanding	180,862
Diluted earnings per share	$3.75

Anti-dilutive securities not included above	864

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

Year Ended December 31,
(shares in thousands)	2009

Numerator:
Weighted average participating common shares	179,100

Denominator:
Weighted average participating common shares	179,100
Add: Weighted average restricted shares and units	1,635

Weighted average participating shares	180,735

Portion allocable to common shareholders	99.10%

        During the years ended December 31, 2011, 2010 and 2009, the company repurchased and canceled 10,050,000, 3,079,600 and 3,060,000 shares of its common stock, respectively, under its stock repurchase program for $640 million, $175 million, and $125 million, respectively.

11.   Lease Obligations

        Net rental expense amounted to approximately $166 million, $228 million and $220 million in the years ended December 31, 2011, 2010 and 2009, respectively. The company's lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property. Net rental expense in 2011 declined due to a reduction in rental equipment required to support project execution activities in the Oil & Gas and Government segments.

        The company's obligations for minimum rentals under non-cancelable operating leases are as follows:

Year Ended December 31,	(in thousands)

2012	$39,500
2013	42,800
2014	34,100
2015	27,800
2016	22,800
Thereafter	100,300

12.   Noncontrolling Interests

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

        As required by ASC 810-10-45, the company has separately disclosed on the face of the Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the years ended December 31, 2011, 2010 and 2009, earnings attributable to noncontrolling interests were $106 million, $85 million and $50 million, respectively, and the related tax was $2 million, $1 million and $2 million, respectively. Distributions paid to noncontrolling interests were $104 million, $84 million and $76 million for the years

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ended December 31, 2011, 2010 and 2009, respectively. Capital contributions by noncontrolling interests were $23 million and $1 million for the years ended December 31, 2011 and 2010, respectively. There were no capital contributions by noncontrolling interests during 2009.

13.   Contingencies and Commitments

        The company and certain of its subsidiaries are involved in various litigation matters. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Recognized claims against clients amounted to $298 million and $209 million as of December 31, 2011 and December 31, 2010, respectively, and are primarily included in contract work in progress in the accompanying Consolidated Balance Sheet. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.

        As of December 31, 2011, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

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

        As of December 31, 2011, the company had recorded $265 million of claim revenue related to this issue for costs incurred to date. Additional project costs related to the claim are expected to be incurred in future quarters and, as a result, claim revenue will increase during the life of the project. The company believes the ultimate recovery of incurred and future costs related to the claim is probable under ASC 605-35-25. The company will continue to periodically evaluate its position and the amount recognized in revenue with respect to this claim. As of December 31, 2011, the client had also previously withheld the contractual maximum for liquidated damages related to the dispute of approximately $150 million. The company will also seek to recover in arbitration a significant portion of the withheld liquidated damages. Should the company not be successful in its pursuit of schedule relief related to certain delays covered by the claim, the liquidated damages not recovered from the client could result in a charge to earnings, as would any unrecovered claim amounts. The project is expected to be substantially complete by the second quarter of 2012. However, the resolution of the claims is expected to extend beyond the completion date of the project.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

St. Joe Minerals Matters

        Since 1995, the company has been named as a defendant in a number of lawsuits alleging injuries resulting from the lead business of St. Joe Minerals Corporation ("St. Joe") and The Doe Run Company ("Doe Run") in Herculaneum, Missouri. The company was named as a defendant in these lawsuits as a result of its ownership or other interests in St. Joe and Doe Run in the period between 1981 and 1994. In 1994, the company sold its interests in St. Joe and Doe Run, along with all liabilities associated with the lead business, pursuant to a sale agreement in which the buyer agreed to indemnify the company for those liabilities. Until December 2010, substantially all the lawsuits were settled and paid by the buyer; and in all cases the company was fully released.

        In December 2010, the buyer settled with certain plaintiffs without obtaining a release for the benefit of the company, leaving the company to defend its case with these plaintiffs in the City of St. Louis Circuit Court. In late July 2011, the jury reached an unexpected verdict in this case, ruling in favor of 16 of the plaintiffs and against the company and certain former subsidiaries for $38.5 million in compensatory and economic damages and $320 million in punitive damages. In August 2011, the court entered judgments based on the verdict.

        In December 2011, the company appealed the judgments of the court. The company strongly believes that the judgments are not supported by the facts or the law and that it is probable that such judgments will be overturned. Therefore, based upon the present status of this matter, the company does not believe it is probable that a loss will be incurred. Accordingly, the company has not recorded a charge as a result of the judgments. The company has also taken steps to enforce its rights to the indemnification described above.

        The company, the buyer of the smelter operations, and other entities are defendants in 22 additional lawsuits relating to the lead business of St. Joe and Doe Run. The company believes it has strong defenses to these lawsuits and is vigorously defending its position. In addition, the company believes it is entitled to indemnification under the sale agreement for each of the matters raised in these lawsuits. While we believe we will be ultimately successful in these various matters, if we were unsuccessful in our appeal of the ruling referenced above or in any of the other lawsuits, or in the prosecution of and collection on our indemnity claims, we would have to recognize a substantial charge to our earnings.

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

        There are outstanding claims on two embassy projects, totaling $33 million that had been recognized in revenue in previous years. Total claims-related costs incurred to date for these two projects along with claims for equitable adjustment submitted or identified, exceed the amount recorded in claims revenue. All claims have been certified in accordance with federal contracting requirements.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008. Both parties appealed the decision to the Texas Supreme Court, and the Court denied both petitions. The company requested rehearing on two issues to the Texas Supreme Court, and that request was denied. The Texas Supreme Court remanded the matter back to the trial court for a new trial. The matter has been stayed, pending resolution of certain technical issues associated with the 2011 bankruptcy filing by the plaintiff's parent. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

Asbestos Matters

        The company is a defendant in various lawsuits wherein plaintiffs allege exposure to asbestos fibers and dust due to work that the company may have performed at various locations. The company has substantial third party insurance coverage to cover a significant portion of existing and any potential cost, settlements or judgments. No material provision has been made for any present or future claims and, based upon our historical experience with these types of claims and an analysis of the pending claims, the company does not believe that there is a reasonable possibility that any potential losses arising from these claims would have a material adverse impact on its financial position, results of operations or cash flows. Over the past year, the number of pending asbestos-related cases has decreased. This decrease reflects the dismissal or settlement of a number of cases against the company as well as a decline in the number of cases filed against the company during the year. In addition, the cases resolved by the company during the year involved little or no payment by the company.

Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of December 31, 2011 were estimated to be $4.6 billion. The company assessed its performance guarantee obligation as of December 31, 2011 and 2010 in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantees, Including Indirect Guarantees of Indebtedness of Others" (ASC 460) and the carrying value of its liability was not material.

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

14.   Variable Interest Entities

        In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. These partnerships or joint ventures are typically characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Such funding is infrequent and is not anticipated to be material. The company accounts for its partnerships and joint ventures in accordance with ASC 810.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and segment profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet as allowed under ASC 810-10-45-14. The equity and cost methods of accounting for the investments are also used, depending on the company's respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The aggregate investment carrying value of the unconsolidated VIEs was $50 million and $84 million as of December 31, 2011 and 2010, respectively, and was classified under "Investments" in the Consolidated Balance Sheet. Some of the company's VIEs have debt; however, such debt is typically non-recourse in nature. The company's maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of December 31, 2011 for the unconsolidated VIEs were $35 million.

        In some cases, the company is required to consolidate certain VIEs. As of December 31, 2011, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $774 million, respectively. As of December 31, 2010, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $676 million and $550 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

        The company has agreements with certain VIEs to provide financial or performance assurances to clients. Refer to "13. Contingencies and Commitments" for a further discussion of such agreements. None of the VIEs are individually material to the company's results of operations, financial position or cash flows except as discussed below under "— Rapid Growth Project." Below is a discussion of some of the company's more significant or unique VIEs and related accounting considerations.

Rapid Growth Project

        In 2008, the Fluor SKM joint venture was awarded the initial program management, engineering and construction management contract for the expansion of port, rail and mine facilities for BHP Billiton Limited's iron ore mining project in the Pilbara region of Western Australia. Fluor SKM is a joint venture between Fluor Australia Pty Ltd and Sinclair Knight Merz ("Fluor SKM") in which Fluor Australia Pty Ltd has a 55 percent interest and Sinclair Knight Merz has the remaining 45 percent interest.

        The company has evaluated its interest in Fluor SKM and has determined that the company is the primary beneficiary. Accordingly, the company consolidates the accounts of Fluor SKM. For the years ended December 31, 2011, 2010 and 2009, the company's results of operations included revenue of

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.8 billion, $2.4 billion and $1.5 billion, respectively. As of December 31, 2011, the carrying values of the assets and liabilities of the Fluor SKM joint venture were $92 million and $112 million, respectively. As of December 31, 2010, the carrying values of the assets and liabilities of the Fluor SKM joint venture were $106 million and $130 million, respectively.

Eagle P3 Commuter Rail Project

        In August 2010, the company was awarded its $1.7 billion share of the Eagle P3 Commuter Rail Project in the Denver metropolitan area. The project is a public-private partnership between the Regional Transportation District in Denver, Colorado ("RTD") and Denver Transit Partners ("DTP"), a wholly-owned subsidiary of Denver Transit Holdings LLC ("DTH"), a joint venture in which the company has a 10 percent interest, with two additional partners each owning a 45 percent interest. Under the agreement, RTD owns and oversees the addition of railways, facilities and rolling stock for three new commuter and light rail corridors in the Denver metropolitan area. RTD is funding the construction of the railways and facilities through the issuance of $398 million of private activity bonds, as well as from various other sources, including federal grants. RTD advanced the proceeds of the private activity bonds to DTP as a loan that is non-recourse to the company and will be repaid to RTD over the life of the concession agreement. DTP, as concessionaire, will design, build, finance, operate and maintain the railways, facilities and rolling stock under a 35-year concession agreement. The company has determined that DTH is a VIE for which the company does not qualify as the primary beneficiary. DTH is accounted for under the equity method of accounting. Based on contractual documents, the company's maximum exposure to loss relating to its investments in DTH is limited to its future funding commitment of $5 million, plus the carrying value of its investment of less than $1 million.

        The construction of the railways and facilities is being performed through subcontract arrangements by Denver Transit Systems ("DTS") and Denver Transit Constructors ("DTC"), construction joint ventures in which the company has an ownership interest of 50 percent and 40 percent, respectively. The company has determined that DTS and DTC are VIEs for which the company is the primary beneficiary. Therefore, the company consolidates the accounts of DTS and DTC in its financial statements. As of December 31, 2011, the combined carrying values of the assets and liabilities of DTS and DTC were $133 million and $113 million, respectively. As of December 31, 2010, the combined carrying values of the assets and liabilities of DTS and DTC were $124 million and $118 million, respectively. The company has provided certain performance guarantees on behalf of DTS.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

("Fluor-Lane"). Transurban (USA) Inc. will perform the operations and maintenance upon completion of the improvements and commencement of operations of the toll lanes.

        The company has also evaluated its interest in Fluor-Lane and has determined that it is the primary beneficiary. Accordingly, the company consolidates the accounts of Fluor-Lane. As of December 31, 2011, the company's financial statements include assets of $153 million and liabilities of $149 million for Fluor-Lane. As of December 31, 2010, the company's financial statements include assets of $175 million and liabilities of $171 million for Fluor-Lane.

        The company has also evaluated its interest in Fluor-Transurban and has determined that it is not the primary beneficiary. Based on contractual documents, the company's maximum exposure to loss relating to its investment in Fluor-Transurban is its future funding commitment of $15 million, plus its investment balance of $1 million. The company will never have repayment obligations associated with any of the debt because it is non-recourse to the joint venture members. The company accounts for its ownership interest in Fluor-Transurban under the equity method of accounting.

15.   Operations by Business Segment and Geographical Area

        The company provides professional services in the fields of engineering, procurement, construction and maintenance, as well as project management, on a global basis and serves a diverse set of industries worldwide. The five principal business segments are: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power, as discussed further below.

        The Oil & Gas segment provides design, engineering, procurement, construction and project management professional services for upstream oil and gas production, downstream refining, offshore production, chemicals and petrochemicals markets. The revenue of a single customer and its affiliates of the Oil & Gas segment amounted to 13 percent of the company's consolidated revenue during the year ended December 31, 2011.

        The Industrial & Infrastructure segment provides design, engineering, procurement and construction services to the transportation, wind power, mining and metals, life sciences, manufacturing, commercial and institutional, telecommunications, microelectronics and healthcare sectors. The revenue of a single customer and its affiliates of both the Industrial & Infrastructure and Global Services segments amounted to 12 percent of the company's consolidated revenue during the year ended December 31, 2010.

        The Government segment provides engineering, construction, logistics support, contingency response, and management and operations services to the U.S. government. The percentage of the company's consolidated revenue from work performed for various agencies of the U.S. government was 14 percent and 15 percent during the years ended December 31, 2011 and 2010, respectively.

        The Global Services segment includes operations and maintenance activities, small capital project engineering and execution, site equipment and tool services, industrial fleet services, plant turnaround services and supply chain solutions. In addition, Global Services provides temporary staffing of technical, professional and administrative personnel for projects in all segments.

        The Power segment provides engineering, procurement, construction, program management, start-up and commissioning, operations and maintenance and technical services to the gas fueled, solid fueled, environmental compliance, renewables, nuclear and power services markets. The Power segment includes the operations of NuScale Power, LLC, the Oregon-based designer of small modular nuclear reactors acquired by the company in 2011, which is considered a separate operating segment of the company.

        The reportable segments follow the same accounting policies as those described in Major Accounting Policies. Management evaluates a segment's performance based upon segment profit. Intersegment revenue is insignificant. The company incurs cost and expenses and holds certain assets at the corporate

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Operating Information by Segment

	Year Ended December 31,
(in millions)	2011	2010	2009

External revenue
Oil & Gas	$7,961.7	$7,740.0	$11,826.9
Industrial & Infrastructure	9,700.4	6,867.2	4,820.6
Government	3,398.2	3,038.0	1,983.2
Global Services	1,577.7	1,508.6	1,578.1
Power	743.4	1,695.5	1,781.5

Total external revenue	$23,381.4	$20,849.3	$21,990.3

Segment profit (loss)
Oil & Gas	$275.6	$344.0	$729.7
Industrial & Infrastructure	389.3	(169.7)	140.4
Government	145.5	142.2	116.8
Global Services	151.8	133.3	106.6
Power	81.1	170.9	157.7

Total segment profit	$1,043.3	$620.7	$1,251.2

Depreciation and amortization of fixed assets
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	4.8	4.5	5.7
Government	10.8	7.4	3.2
Global Services	117.5	108.3	99.0
Power	—	—	—
Corporate and other	66.3	69.2	72.9

Total depreciation and amortization of fixed assets	$199.4	$189.4	$180.8

Total assets
Oil & Gas	$1,245.0	$986.3	$972.3
Industrial & Infrastructure	943.6	534.9	675.9
Government	799.6	1,070.4	660.3
Global Services	936.6	823.9	744.5
Power	191.1	97.2	171.0
Corporate and other	4,154.4	4,102.2	3,954.5

Total assets	$8,270.3	$7,614.9	$7,178.5

Capital expenditures
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	—	5.9	7.0
Government	10.7	16.2	9.1
Global Services	248.6	185.5	155.9
Power	—	—	—
Corporate and other	78.9	57.8	61.1

Total capital expenditures	$338.2	$265.4	$233.1

  •
  Industrial & Infrastructure.  Segment profit for 2011 was impacted by pre-tax charges for the Greater Gabbard Project totaling $60 million. Segment profit for 2010 included pre-tax charges of $343 million on the Greater Gabbard Project. Segment profit for 2010 also included a pre-tax charge of $95 million for a completed infrastructure joint venture project in California. Both of these projects are discussed further in "— Industrial & Infrastructure" and "13. Contingencies and Commitments" above.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  •
  Global Services.  Segment profit for 2009 included the impact of a $45 million pre-tax charge for a paper mill project in Louisiana.

  •
  Power.  Segment profit for 2010 included pre-tax charges of $91 million on a gas-fired power project in Georgia.

        Effective January 1, 2010, the company moved its power services business to the Power segment from the Global Services segment. The operating results and total assets presented above have been recast to reflect this change.

Enterprise-Wide Disclosures

	External Revenue Year Ended December 31,			Total Assets As of December 31,
(in millions)	2011	2010	2009	2011	2010

United States	$6,959.8	$7,640.8	$10,792.6	$4,655.3	$4,255.1
Canada	4,127.5	2,422.0	709.0	709.9	915.9
Asia Pacific (includes Australia)	4,395.5	3,325.4	2,898.4	957.1	534.5
Europe	1,736.8	3,030.1	3,910.5	1,287.5	1,421.9
Central and South America	2,822.5	1,687.1	1,379.5	328.3	143.5
Middle East and Africa	3,339.3	2,743.9	2,300.3	332.2	344.0

Total	$23,381.4	$20,849.3	$21,990.3	$8,270.3	$7,614.9

Reconciliation of Segment Information to Consolidated Amounts

	Year Ended December 31,
(in millions)	2011	2010	2009

Total segment profit	$1,043.3	$620.7	$1,251.2
Corporate general and administrative expense	(163.5)	(156.3)	(178.5)
Interest income, net	16.4	10.6	14.2
Earnings attributable to noncontrolling interests	105.6	84.6	49.9

Earnings before taxes	$1,001.8	$559.6	$1,136.8

Non-Operating (Income) and Expense

        Non-operating expense items of $13.5 million, $1.6 million and $1.7 million were included in corporate general and administrative expense in 2011, 2010 and 2009, respectively. Non-operating expenses increased during 2011 primarily due to expenses associated with previously divested operations.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2011
Revenue	$5,057.8	$6,033.9	$6,037.6	$6,252.1
Cost of revenue	4,787.5	5,727.0	5,775.5	5,942.5
Earnings before taxes	241.1	281.2	230.9	248.6
Net earnings	161.2	191.5	161.6	183.8
Net earnings attributable to Fluor Corporation	139.7	165.5	135.4	153.1
Earnings per share
Basic	$0.79	$0.95	$0.79	$0.91
Diluted	0.78	0.94	0.78	0.90
Year ended December 31, 2010
Revenue	$4,918.9	$5,152.1	$5,511.5	$5,266.8
Cost of revenue	4,658.3	4,868.4	5,449.7	5,167.7
Earnings before taxes	233.1	259.1	24.9	42.5
Net earnings (loss)	153.7	178.4	(30.1)	139.1
Net earnings (loss) attributable to Fluor Corporation	136.6	157.4	(53.6)	117.1
Earnings (loss) per share
Basic	$0.77	$0.88	$(0.30)	$0.66
Diluted	0.76	0.87	(0.30)	0.65

        Net earnings in the third quarter of 2011 was impacted by pre-tax charges for the Greater Gabbard Project totaling $38 million (or $0.14 per diluted share). The Greater Gabbard Project is discussed in "13. Contingencies and Commitments" above.

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

17.   Subsequent Events

        On February 2, 2012, the company's Board of Directors authorized an increase in the company's quarterly dividend from $0.125 per share to $0.16 per share.