Form 10-Q
period 2012-03-31
FLUOR CORP
filed 2012-05-03
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 27, 2012, 169,119,050 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

March 31, 2012

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011

TOTAL REVENUE	$6,290,108	$5,057,776

TOTAL COST OF REVENUE	6,014,210	4,787,543

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	37,842	33,825
Interest expense	6,881	2,549
Interest income	(9,625)	(7,219)
Total cost and expenses	6,049,308	4,816,698

EARNINGS BEFORE TAXES	240,800	241,078
INCOME TAX EXPENSE	63,625	79,865

NET EARNINGS	177,175	161,213

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(22,293)	(21,502)

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$154,882	$139,711

BASIC EARNINGS PER SHARE	$0.92	$0.79

DILUTED EARNINGS PER SHARE	$0.91	$0.78

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	168,852	175,819
DILUTED	170,406	179,022

DIVIDENDS DECLARED PER SHARE	$0.160	$0.125

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended March 31,
(in thousands)	2012	2011

NET EARNINGS	$177,175	$161,213

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustment	26,237	18,958
Ownership share of equity method investee’s other comprehensive gain	5,509	1,153
Pension plan adjustment	813	(782)
Unrealized gain on derivative contracts	3,041	6,171
Unrealized gain (loss) on debt securities	133	(313)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	35,733	25,187

COMPREHENSIVE INCOME	212,908	186,400

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(22,338)	(23,661)

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$190,570	$162,739

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	March 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents ($439,069 and $472,597 related to variable interest entities (“VIEs”))	$1,922,286	$2,161,411
Marketable securities, current	306,138	96,438
Accounts and notes receivable, net ($266,663 and $167,238 related to VIEs)	1,420,646	1,235,935
Contract work in progress ($188,881 and $264,014 related to VIEs)	2,077,657	1,946,747
Deferred taxes	171,792	207,674
Other current assets	266,410	232,418
Total current assets	6,164,929	5,880,623

Marketable securities, noncurrent	422,259	503,550
Property, plant and equipment (net of accumulated depreciation of $987,450 and $947,223)	906,200	921,585
Investments and goodwill	247,396	225,246
Deferred taxes	177,155	167,387
Deferred compensation trusts	325,090	303,016
Other	278,148	268,869
TOTAL ASSETS	$8,521,177	$8,270,276

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($278,287 and $239,522 related to VIEs)	$1,705,146	$1,734,686
Convertible senior notes	19,157	19,458
Advance billings on contracts ($430,808 and $469,644 related to VIEs)	1,332,351	1,107,559
Accrued salaries, wages and benefits ($43,771 and $39,581 related to VIEs)	572,815	668,107
Other accrued liabilities ($17,005 and $23,427 related to VIEs)	274,628	310,301
Total current liabilities	3,904,097	3,840,111

LONG-TERM DEBT AFTER ONE YEAR	513,615	513,500
NONCURRENT LIABILITIES	491,042	456,759
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 168,892,114 and 168,979,199 shares in 2012 and 2011, respectively	1,691	1,690
Additional paid-in capital	—	2,574
Accumulated other comprehensive loss	(163,604)	(199,292)
Retained earnings	3,704,025	3,590,553
Total shareholders’ equity	3,542,112	3,395,525

Noncontrolling interests	70,311	64,381

Total equity	3,612,423	3,459,906

TOTAL LIABILITIES AND EQUITY	$8,521,177	$8,270,276

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(in thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$177,175	$161,213
Adjustments to reconcile net earnings to cash (utilized) provided by operating activities:
Depreciation of fixed assets	51,755	48,477
Amortization of intangibles	401	328
Restricted stock and stock option amortization	8,746	11,825
Deferred compensation trust	(22,073)	(9,354)
Deferred compensation obligation	24,988	11,560
Deferred taxes	4,630	29,812
Excess tax benefit from stock-based plans	(3,444)	(11,002)
Retirement plan accrual, net of contributions	190	5,631
Changes in operating assets and liabilities	(287,005)	105,578
Equity in (earnings) of investees, net of dividends	(7,857)	7,013
Other items	5,416	9,452
Cash (utilized) provided by operating activities	(47,078)	370,533

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of marketable securities	(331,492)	(175,589)
Proceeds from the sales and maturities of marketable securities	198,317	183,014
Capital expenditures	(54,319)	(55,632)
Proceeds from disposal of property, plant and equipment	37,248	12,883
Investments in partnerships and joint ventures	(389)	(1,826)
Other items	(1,575)	3,762
Cash utilized by investing activities	(152,210)	(33,388)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common stock	(27,482)	(245,585)
Dividends paid	(21,388)	(22,789)
Repayment of convertible debt	(301)	(31,505)
Distributions paid to noncontrolling interests	(19,767)	(27,171)
Capital contribution by joint venture partners	1,400	49
Taxes paid on vested restricted stock	(10,903)	(18,322)
Stock options exercised	5,002	20,214
Excess tax benefit from stock-based plans	3,444	11,002
Other items	5,810	(1,330)
Cash utilized by financing activities	(64,185)	(315,437)

Effect of exchange rate changes on cash	24,348	34,960

(Decrease) increase in cash and cash equivalents	(239,125)	56,668

Cash and cash equivalents at beginning of period	2,161,411	2,134,997

Cash and cash equivalents at end of period	$1,922,286	$2,191,665

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                   The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2011 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2012 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of March 31, 2012 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2011 have been reclassified to conform to the 2012 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

(2)                    New accounting pronouncements implemented by the company in the first quarter or requiring implementation in future periods are discussed below or in the notes, where applicable.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)     2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. generally accepted accounting principles (“GAAP”) more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 is effective for interim and annual reporting periods beginning after January 1, 2013 and will be applied on a retrospective basis.

In the first quarter of 2012, the company adopted FASB ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e., the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The adoption of ASU 2011-08 did not have a material impact on the company’s financial position, results of operations or cash flows.

(3)                   In the first quarter of 2012, the company adopted FASB ASU 2011-05, “Presentation of Comprehensive Income,” which amends certain guidance in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. As a result of the adoption of ASU 2011-05, the company’s financial statements now include a Condensed Consolidated Statement of Comprehensive Income.

The company also adopted FASB ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” in the first quarter of 2012. ASU 2011-12 indefinitely deferred the provisions of ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This requirement will be further deliberated by the FASB at a future date.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The tax effects of the components of other comprehensive income are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
(in thousands)	Before- Tax Amount	Tax Expense	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount

Other Comprehensive Income:
Foreign currency translation adjustment	$41,979	$(15,742)	$26,237	$30,332	$(11,374)	$18,958
Ownership share of equity method investee’s other comprehensive gain	8,898	(3,389)	5,509	1,627	(474)	1,153
Pension plan adjustment	1,300	(487)	813	(1,252)	470	(782)
Unrealized gain on derivative contracts	4,828	(1,787)	3,041	7,292	(1,121)	6,171
Unrealized gain (loss) on debt securities	212	(79)	133	(500)	187	(313)
Total other comprehensive income	57,217	(21,484)	35,733	37,499	(12,312)	25,187
Other comprehensive income attributable to noncontrolling interests	(45)	—	(45)	(2,159)	—	(2,159)
Other comprehensive income attributable to Fluor Corporation	$57,172	$(21,484)	$35,688	$35,340	$(12,312)	$23,028

(4)                   The effective tax rate, based on the company’s operating results for the three months ended March 31, 2012 and 2011, was 26.4 percent and 33.1 percent, respectively. The effective tax rate was lower for the three month period ending March 31, 2012 due to the recognition of a deferred tax benefit of $16 million primarily attributable to foreign taxes previously paid on certain unremitted foreign earnings in South Africa.

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

(5)                   Cash paid for interest was $10.2 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. Income tax payments, net of receipts, were $78.8 million and $25.7 million during the three-month periods ended March 31, 2012 and 2011, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)                    Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three months ended March 31, 2012 and 2011 are presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011

Net earnings attributable to Fluor Corporation	$154,882	$139,711

Basic EPS:
Weighted average common shares outstanding	168,852	175,819

Basic earnings per share	$0.92	$0.79

Diluted EPS:
Weighted average common shares outstanding	168,852	175,819

Diluted effect:
Employee stock options and restricted stock units and shares	1,178	1,723
Conversion equivalent of dilutive convertible debt	376	1,480
Weighted average diluted shares outstanding	170,406	179,022

Diluted earnings per share	$0.91	$0.78

Anti-dilutive securities not included above	1,216	289

In the first quarter of 2012 and 2011, the company repurchased and cancelled 450,000 and 3,500,000 shares of its common stock, respectively, under its stock repurchase program for $27 million and $246 million, respectively.

(7)                   In the first quarter of 2012, the company adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amended and expanded the disclosure requirements of ASC 820, “Fair Value Measurements and Disclosures.”

The fair value hierarchy established by ASC 820 prioritizes the use of inputs used in valuation techniques into the following three levels:

 •  Level 1 — quoted prices in active markets for identical assets and liabilities

 •  Level 2 — inputs other than quoted prices in active markets for identical assets and liabilities that are observable, either directly or indirectly

 •  Level 3 — unobservable inputs

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	March 31, 2012						December 31, 2011
	Fair Value Hierarchy						Fair Value Hierarchy
(in thousands)	Total	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3
Assets(1):
Cash and cash equivalents	$2,302	$2,302	(2)	$—		$—	$24,364	$24,364	(2)	$—		$—
Marketable securities, current	78,005	—		78,005	(3)	—	72,845	—		72,845	(3)	—
Deferred compensation trusts	76,984	76,984	(4)	—		—	76,844	76,844	(4)	—		—
Marketable securities, noncurrent	422,259	—		422,259	(5)	—	503,550	—		503,550	(5)	—
Derivative assets(6)
Commodity swap forward contracts	3,550	—		3,550		—	2,535	—		2,535		—
Foreign currency contracts	2,043	—		2,043		—	3,105	—		3,105		—

Liabilities(1):
Derivative liabilities(6)
Commodity swap forward contracts	$34	$—		$34		—	$53	$—		$53		$—
Foreign currency contracts	11,014	—		11,014		—	4,612	—		4,612		—

(1) The company measures and reports assets and liabilities at fair value utilizing pricing information received from third-party pricing services. The company performs procedures to verify the reasonableness of pricing information received for significant assets and liabilities classified as Level 2.

(2) Consists of registered money market funds valued at fair value. These investments represent the net asset value of the shares of such funds as of the close of business at the end of the period.

(3) Consists of investments in U.S. agency securities, corporate debt securities and other debt securities which are valued at the last reported sale price on the last business day at the end of the period. Securities not traded on the last business day are valued at the last reported bid price.

(4) Consists of registered money market funds and an equity index fund valued at fair value. These investments, which are trading securities, represent the net asset value of the shares of such funds as of the close of business at the end of the period.

(5) Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities and other debt securities with maturities ranging from one to four years which are valued at the last reported sale price on the last business day at the end of the period. Securities not traded on the last business day are valued at the last reported bid price.

(6) See Note 8 for the classification of commodity swap forward contracts and foreign currency contracts on the Condensed Consolidated Balance Sheet. Commodity swap forward contracts and foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts, which are trading securities, and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of March 31, 2012: money market funds of $2 million, U.S. agency securities of $237 million, U.S. Treasury securities of $45 million, corporate debt securities of $214 million and other securities of $5 million. As of December 31, 2011, available-for-sale securities consisted of money market funds of $24 million, U.S. agency securities of $237 million, U.S. Treasury securities of $99 million, corporate debt securities of $235 million, and other securities of $5 million. The amortized cost of these available-for-sale securities is not materially different than the fair value. During the three months ended March 31, 2012 and 2011, proceeds from the sales and maturities of available-for-sale securities were $178 million and $149 million, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		March 31, 2012		December 31, 2011
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,165,219	$1,165,219	$1,225,480	$1,225,480
Cash equivalents(2)	Level 2	754,765	754,765	911,567	911,567
Marketable securities, current(3)	Level 2	228,133	228,133	23,593	23,593
Notes receivable, including noncurrent portion(4)	Level 3	41,128	41,128	41,957	41,957
Liabilities:
3.375% Senior Notes(5)	Level 2	495,834	499,404	495,723	500,254
1.5% Convertible Senior Notes(5)	Level 2	19,157	39,655	19,458	35,647
5.625% Municipal Bonds(5)	Level 2	17,781	17,911	17,777	17,901

(1) Cash consists of bank deposits. Carrying amounts approximate fair value.

(2) Cash equivalents consist of held-to-maturity time deposits with maturities less than three months. The carrying amounts of these time deposits approximate fair value because of the short-term maturity of these instruments.

(3) Marketable securities, current consist of held-to-maturity time deposits with maturities greater than three months but less than one year. The carrying amounts of these time deposits approximate fair value because of the short-term maturity of these instruments.

(4) Notes receivable are carried at net realizable value which approximates fair value. Factors considered by the company in determining the net realizable value include current interest rates, the term of the note, the credit worthiness of the borrower and any collateral pledged as security. Notes receivable are periodically assessed for impairment.

(5) The fair value of the 3.375% Senior Notes, 1.5% Convertible Senior Notes and 5.625% Municipal Bonds are estimated based on quoted market prices for similar issues.

(8)                   The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with intercompany transactions, and risk associated with interest rate volatility may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally mitigates the risk by utilizing derivative instruments. The company’s derivative instruments are designated as either fair value or cash flow hedges in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the derivative instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the derivative instruments’ gains or losses due to changes in fair value are recorded as a component of accumulated other comprehensive income (loss) (“OCI”) and are reclassified into earnings when the hedged items settle. Any ineffective portion of a derivative instrument’s change in fair value is recognized in earnings immediately. The company does not enter into derivative instruments or hedging activities for speculative purposes.

As of March 31, 2012, the company had total gross notional amounts of $714 million of foreign exchange forward contracts and $11 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations and intercompany transactions. The foreign exchange forward contracts are of varying duration, none of which extend beyond

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

December 2012. The commodity swap forward contracts are of varying duration, none of which extend beyond August 2014. The impact to earnings due to hedge ineffectiveness was immaterial for the three months ended March 31, 2012 and 2011, respectively.

The fair values of derivatives designated as hedging instruments under ASC 815 as of March 31, 2012 and December 31, 2011 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011

Commodity swaps	Other current assets	$3,520	$2,451	Other accrued liabilities	$31	$—
Foreign currency forwards	Other current assets	2,043	3,105	Other accrued liabilities	11,014	4,612
Commodity swaps	Other assets	30	84	Noncurrent liabilities	3	53

Total		$5,593	$5,640		$11,048	$4,665

The pre-tax amount of gain (loss) recognized in earnings associated with the derivative instruments designated as fair value hedges for the three months ended March 31, 2012 and 2011 was as follows:

		Three Months Ended March 31,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2012	2011

Foreign currency forwards	Corporate general and administrative expense	$(13,573)	$374

The pre-tax amount of gain (loss) recognized in earnings on derivatives for the fair value hedges noted in the table above offsets the amount of gain (loss) recognized in earnings on the hedged items in the same locations on the Condensed Consolidated Statement of Earnings.

The after-tax amount of gain (loss) recognized in OCI and reclassified from accumulated OCI into earnings associated with the derivative instruments designated as cash flow hedges for the three months ended March 31, 2012 and 2011 were as follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI			After-Tax Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
Cash Flow Hedges (in thousands)	2012	2011	Location of Gain (Loss)	2012	2011

Commodity swaps	$552	$3,923	Total cost of revenue	$176	$350
Foreign currency forwards	2,088	205	Total cost of revenue	(270)	(234)
Treasury rate lock agreements	—	—	Interest Expense	(262)	—

Total	$2,640	$4,128		$(356)	$116

(9)                    Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan		Non-U.S. Pension Plans
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2012	2011	2012	2011

Service cost	$1,489	$8,960	$1,963	$2,866
Interest cost	8,323	9,193	8,264	8,567
Expected return on assets	(8,831)	(10,156)	(10,580)	(10,554)
Amortization of prior service cost	(28)	(47)	—	—
Recognized net actuarial loss	3,409	3,497	784	1,718

Net periodic pension expense	$4,362	$11,447	$431	$2,597

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The company currently expects to fund approximately $30 million to $60 million into its defined benefit pension plans during 2012, which is expected to be in excess of the minimum funding required. During the three months ended March 31, 2012, contributions of approximately $3 million were made by the company.

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

In the first quarter of 2012, the company adopted FASB ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan,” which amends ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of ASU 2011-09 is to enhance the transparency of disclosures about the significant multiemployer plans in which an employer participates, the level of the employer’s participation in those plans, the financial health of the plans, and the nature of the employer’s commitments to the plans. The company was not required to make additional disclosures as a result of the adoption of ASU 2011-09.

(10)             In September 2011, the company issued $500 million of 3.375% Senior Notes (the “2011 Notes”) due September 15, 2021 and received proceeds of $492 million, net of underwriting discounts and debt issuance costs. Interest on the 2011 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2012. The company may, at any time, redeem the 2011 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, the company will be required to offer to purchase the 2011 Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The company is generally not limited under the indenture governing the 2011 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2011 and first quarter of 2012 and the 2004 Notes were therefore classified as short-term debt. During the three months ended March 31, 2012, holders converted $0.3 million of the 2004 Notes in exchange for the principal balance owed in cash plus 6,040 shares of the company’s common stock. During the three months ended March 31, 2011, holders converted $32 million of the 2004 Notes in exchange for the principal balance owed in cash plus 692,435 shares of the company’s common stock.

The following table presents information related to the liability and equity components of the 2004 Notes:

(in thousands)	March 31, 2012	December 31, 2011

Carrying value of the equity component	$19,514	$19,514
Principal amount and carrying value of the liability component	19,157	19,458

The 2004 Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 36.2815 shares per each $1,000 principal amount of the 2004 Notes. Interest expense for the first quarter of 2012 and 2011 includes original coupon interest of $0.1 million and $0.3 million, respectively. The if-converted value of $42 million was in excess of the principal value as of March 31, 2012.

As of March 31, 2012, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)             The company’s executive and director stock-based plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2011. Restricted stock units of 366,033 and 282,312 were granted to executives in the first quarter of 2012 and 2011, respectively, at weighted-average per

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

share prices of $62.50 and $70.76, respectively. For the company’s executives, the restricted units and shares granted in 2012 and 2011 vest ratably over three years. For the company’s directors, other than the initial grant that the directors received upon joining the Board of Directors which vests ratably over a five year period, the restricted units and shares granted in 2012 and 2011 vest or vested on the first anniversary of the grant. During the first quarter of 2012 and 2011, options for the purchase of 641,817 shares at a weighted-average exercise price of $62.50 per share and 548,391 shares at a weighted-average exercise price of $70.76 per share, respectively, were awarded to executives. The options granted in 2012 and 2011 vest ratably over three years. The options expire ten years after the grant date.

(12)             The company applies the provisions of ASC 810-10-45, “Noncontrolling Interests in Consolidated Financial Statements.” ASC 810-10-45 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three months ended March 31, 2012 and 2011, earnings attributable to noncontrolling interests were $22.6 million and $21.7 million, respectively, and the related tax effect was $0.3 million and $0.2 million, respectively. Distributions paid to noncontrolling interests were $19.8 million and $27.2 million for the three months ended March 31, 2012 and 2011, respectively. Capital contributions by noncontrolling interests were $1.4 million for the three months ended March 31, 2012.

(13)             The company and certain of its subsidiaries are involved in various litigation matters. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Recognized claims against clients amounted to $309 million and $298 million as of March 31, 2012 and December 31, 2011, respectively, and are primarily included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.

As of March 31, 2012, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

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

As of March 31, 2012, the company had recorded $289 million of claim revenue related to this issue for costs incurred to date. The company believes the ultimate recovery of incurred costs related to the claim is probable under ASC 605-35-25. The company will continue to periodically evaluate its position and the amount recognized in revenue with respect to this claim. The project is expected to be substantially complete by mid-2012. However, the resolution of the claim is expected to extend beyond the completion date of the project. As of March 31, 2012, the client had withheld the contractual maximum for liquidated damages related to the dispute of approximately $150 million. The company will seek to recover in arbitration all damages

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

resulting from the client’s breaches of the contract for the project, including the claim amount and a significant portion of the liquidated damages. The client also recently filed a counterclaim against the company seeking to recover costs associated with alleged defects. To the extent the client’s counterclaim is successful or the company is not successful in recovering its damages, there could be a substantial charge to earnings.

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

The company, the buyer and other entities are defendants in 22 additional lawsuits relating to the lead business of St. Joe and Doe Run. The company believes it has strong defenses to these lawsuits and is vigorously defending its position. In addition, the company has filed claims for indemnification under the sale agreement for other matters raised in these lawsuits. While we believe we will be ultimately successful in these various matters, if we were unsuccessful in our appeal of the ruling referenced above or in any of the other lawsuits, or in the prosecution of and collection on our indemnity claims, we would have to recognize a substantial charge to our earnings.

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

The company had previously recognized claim revenue of $33 million for outstanding claims on two embassy projects. During the first quarter of 2012, the company received an adverse judgment from the Board of Contract Appeals associated with a claim on one embassy project and, as a result, recorded a charge of $13 million. The company believes that the decision was incorrect and is considering appeal to the Federal Circuit. Total claims-related costs incurred to date for the last remaining claim, along with requests for equitable adjustment, exceed the amount recorded in claim revenue. All claims have been certified in accordance with federal contracting requirements. A hearing on the final embassy claim is scheduled to take place during the third quarter of 2012.

Conex International v. Fluor Enterprises, Inc.

In November 2006, a Jefferson County, Texas, jury reached an unexpected verdict in the case of Conex International (“Conex”) v. Fluor Enterprises Inc. (“FEI”), ruling in favor of Conex and awarding $99 million in damages related to a 2001 construction project.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008. Both parties appealed the decision to the Texas Supreme Court, and the Court denied both petitions. The company requested rehearing on two issues to the Texas Supreme Court, and that request was denied. The Texas Supreme Court remanded the matter back to the trial court for a new trial. The matter has been stayed, pending resolution of certain technical issues associated with the 2011 bankruptcy filing by the plaintiff’s parent. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

(14)             In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of March 31, 2012 were estimated to be $6.9 billion. The company assessed its performance guarantee obligation as of March 31, 2012 and December 31, 2011 in accordance with ASC 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and the carrying value of the liability was not material.

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

In accordance with ASC 810, the company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a VIE. The company considers a partnership or joint venture a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the partnership or joint venture is a VIE. The majority of

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

the company’s partnerships and joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support.

The company also performs a qualitative assessment of each VIE to determine if the company is its primary beneficiary, as required by ASC 810. The company concludes that it is the primary beneficiary and consolidates the VIE if the company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if the company is the primary beneficiary. The company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. As required by ASC 810, management’s assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and segment profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet as allowed under ASC 810-10-45-14. The equity and cost methods of accounting for the investments are also used, depending on the company’s respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The aggregate investment carrying value of the unconsolidated VIEs was $62 million and $50 million as of March 31, 2012 and December 31, 2011, respectively, and was classified under “Investments and goodwill” in the Condensed Consolidated Balance Sheet. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of March 31, 2012 for the unconsolidated VIEs were $35 million.

In some cases, the company is required to consolidate certain VIEs. As of March 31, 2012, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $771 million, respectively. As of December 31, 2011, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $774 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

None of the VIEs are individually material to the company’s results of operations, financial position or cash flows except for the Fluor SKM joint venture, a consolidated joint venture formed for the execution of an iron ore joint venture project in Western Australia. As of March 31, 2012, the carrying value of the assets and liabilities of the Fluor SKM joint venture, were $149 million and $173 million, respectively. As of December 31, 2011, the carrying value of the assets and liabilities of the Fluor SKM joint venture were $92 million and $112 million, respectively. The company’s results of operations included revenue related to the Fluor SKM joint venture of $585 million and $424 million for the three months ended March 31, 2012 and 2011, respectively.

(16)             Operating information by segment is as follows:

	Three Months Ended March 31,
External Revenue (in millions)	2012	2011

Oil & Gas	$2,040.8	$1,656.1
Industrial & Infrastructure	2,797.9	1,993.1
Government	850.1	818.5
Global Services	426.4	378.5
Power	174.9	211.6
Total external revenue	$6,290.1	$5,057.8

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Three Months Ended March 31,
Segment Profit (in millions)	2012	2011

Oil & Gas	$73.4	$61.8
Industrial & Infrastructure	103.3	92.1
Government	35.3	34.1
Global Services	43.2	31.0
Power	(1.9)	29.5
Total segment profit	$253.3	$248.5

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended March 31,
Reconciliation of Segment Profit to Earnings Before Taxes (in millions)	2012	2011

Total segment profit	$253.3	$248.5
Corporate general and administrative expense	(37.8)	(33.8)
Interest income, net	2.7	4.7
Earnings attributable to noncontrolling interests	22.6	21.7
Earnings before taxes	$240.8	$241.1

Total assets by segment are as follows:

Total assets (in millions)	March 31, 2012	December 31, 2011

Oil & Gas	$1,339.6	$1,245.0
Industrial & Infrastructure	1,092.3	943.6
Government	907.6	799.6
Global Services	936.1	936.6
Power	170.3	191.1

The increase in total assets for the Industrial & Infrastructure segment was primarily due to an increase in working capital for project execution activities of the mining and metals business line and the Greater Gabbard Project. The increase in total assets for the Government segment was due to an increase in working capital to support project execution activities, particularly for LOGCAP IV task orders.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes and the company’s December 31, 2011 Annual Report on Form 10-K. For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected revenue and earnings levels, cash flow and liquidity, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature. We wish to caution readers that forward-looking statements, including disclosures which use words such as the company “believes,” “anticipates,” “expects,” “estimates” and similar statements are subject to various risks and uncertainties which could cause actual results of operations to differ materially from expectations. Factors potentially contributing to such differences include, among others:

•                  Difficulties or delays incurred in the execution of contracts, or failure to accurately estimate the resources and time necessary for our contracts, resulting in cost overruns or liabilities, including those caused by the performance of our clients, subcontractors, suppliers and joint venture or teaming partners;

•                  Intense competition in the global engineering, procurement and construction industry, which can place downward pressure on our contract prices and profit margins;

•                  The company’s failure to receive anticipated new contract awards and the related impact on revenue, earnings, staffing levels and cost;

•                  Current economic conditions affecting our clients, partners, subcontractors and suppliers, which may result in decreased capital investment or expenditures, or a failure to make anticipated increased capital investment or expenditures, by the company’s clients or other financial difficulties by our partners, subcontractors or suppliers;

•                  Client delays or defaults in making payments;

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

•                  Failure of our suppliers, subcontractors or joint venture partners to provide supplies or services at the agreed-upon levels or times;

•                  Repercussions of events beyond our control, such as severe weather conditions, that may significantly affect operations, result in higher cost or subject the company to liability claims by our clients;

•                  Client cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time and the related impacts on staffing levels and cost;

•                  Liabilities arising from faulty engineering services;

•                  The potential impact of certain tax matters including, but not limited to, those from foreign operations and the ongoing audits by tax authorities;

•                  The impact of anti-bribery and international trade laws and regulations;

•                  The risks associated with acquisitions, dispositions or other investments;

•                  Possible systems and information technology interruptions or the failure to adequately protect intellectual property rights;

•                  The availability of credit and restrictions imposed by credit facilities, both for the company and our clients, suppliers, subcontractors or other partners;

•                  Failure to maintain safe work sites;

•                  The impact of past and future environmental, health and safety regulations;

•                  Possible limitations of bonding or letter of credit capacity;

•                  The company’s ability to secure appropriate insurance;

•                  Limitations on cash transfers from subsidiaries that may restrict the company’s ability to satisfy financial obligations or to pay interest or principal when due on outstanding debt; and

•                  Restrictions on possible transactions imposed by our charter documents and Delaware law.

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

Additional information concerning these and other factors can be found in the company’s press releases and periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. — Risk Factors” in the company’s Form 10-K filed February 22, 2012. These filings are available publicly on the SEC’s website at http://www.sec.gov, on the company’s website at http://investor.fluor.com or upon request from the company’s Investor Relations Department at (469) 398-7220. The company cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating the company and deciding whether to invest in its securities. Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Consolidated revenue for the three months ended March 31, 2012 increased 24 percent to $6.3 billion from $5.1 billion for the three months ended March 31, 2011, principally due to substantial growth in the mining and metals business line of the Industrial & Infrastructure segment, as well as revenue growth in the Oil & Gas, Government and Global Services segments.

Net earnings attributable to Fluor Corporation were $155 million or $0.91 per diluted share for the three months ended March 31, 2012, compared to net earnings attributable to Fluor Corporation of $140 million or $0.78 per diluted share for the corresponding period of 2011. This increase in net earnings was primarily due to improved performance on Industrial & Infrastructure projects in the mining and metals business line and higher earnings in the Global Services and Oil & Gas segments. The Power segment and the infrastructure business line of the Industrial & Infrastructure segment contributed lower earnings for the current quarter.

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

The effective tax rate, based on the company’s actual operating results for the three months ended March 31, 2012 and 2011, was 26.4 percent and 33.1 percent, respectively. The effective tax rate was lower for the three month period ending March 31, 2012 due to the recognition of a deferred tax benefit of $16 million primarily attributable to foreign taxes previously paid on certain unremitted foreign earnings in South Africa.

Consolidated new awards were $8.4 billion for the three months ended March 31, 2012 compared to new awards of $6.2 billion for the three months ended March 31, 2011. The Oil & Gas segment and the mining and metals business line in the Industrial & Infrastructure segment were the major contributors to the new award activity in the first quarter of 2012. Approximately 82 percent of consolidated new awards for the three months ended March 31, 2012 were for projects located outside of the United States.

Consolidated backlog as of March 31, 2012 was $42.5 billion compared to $37.2 billion as of March 31, 2011. The increase in backlog was due to the strength of the new award activity noted above in the Oil & Gas and Industrial & Infrastructure segments. As of March 31, 2012, approximately 79 percent of consolidated backlog related to international projects. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Oil & Gas

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2012	2011

Revenue	$2,040.8	$1,656.1
Segment profit	73.4	61.8

Revenue and segment profit for the three months ended March 31, 2012 increased by 23 percent and 19 percent, respectively, compared to the corresponding period in 2011 as a result of higher project execution activities for various projects, including a liquefied natural gas project in Australia and a refinery expansion project in the United States. Segment profit margin of 3.6 percent for the three months ended March 31, 2012 was essentially level with the 3.7 percent segment profit margin for the three months ended March 31, 2011.

New awards for the three months ended March 31, 2012 were $3.9 billion, compared to $1.0 billion for the first quarter of 2011. Current quarter awards included major new projects in Kazakhstan and India and additional work releases for some ongoing projects in Canada. Backlog at March 31, 2012 increased 24 percent to $16.8 billion compared to $13.6 billion at March 31, 2011. Although market conditions remain very competitive, the increase in backlog reflects the improvement in the segment’s markets, particularly the increasing worldwide demand for new capacity in oil and gas production, refining and petrochemicals.

Total assets in the segment were $1.3 billion as of March 31, 2012 compared to $1.2 billion as of December 31, 2011.

Industrial & Infrastructure

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2012	2011

Revenue	$2,797.9	$1,993.1
Segment profit	103.3	92.1

Revenue and segment profit for the three months ended March 31, 2012 increased 40 percent and 12 percent, respectively, compared to the first quarter of 2011 primarily due to substantial growth in the mining and metals business line. Segment profit margin of 3.7 percent for the three months ended March 31, 2012 decreased compared to 4.6 percent for the three months ended March 31, 2011, primarily due to higher performance for numerous projects in the infrastructure business line in 2011.

The company is involved in a dispute in connection with the Greater Gabbard Project. The dispute relates to the company’s claim for additional compensation for schedule and cost impacts arising from delays in the fabrication of monopiles and transition pieces, along with certain disruption and productivity issues associated with construction activities and weather-related delays. The company believes the schedule and cost impacts are attributable to the client and other third parties. As of March 31, 2012, the company had recorded $289 million of claim revenue related to this issue for costs incurred to date. The company believes the ultimate recovery of incurred costs related to the claim is probable under ASC 605-35-25. The company will continue to periodically evaluate its position and the amount recognized in revenue with respect to this claim. The project is expected to be substantially complete by mid-2012. However, the resolution of the claim is expected to extend beyond the completion date of the project. As of March 31, 2012, the client had withheld the contractual maximum for liquidated damages related to the dispute of approximately $150 million. The company will seek to recover in arbitration all damages resulting from the client’s breaches of the contract for the project, including the claim amount and a significant portion of the liquidated damages. The client also recently filed a counterclaim against the company seeking to recover costs associated with alleged defects. To the extent the client’s counterclaim is successful or the company is not successful in recovering its damages, there could be a substantial charge to earnings.

New awards in the Industrial & Infrastructure segment for the three months ended March 31, 2012 were $3.7 billion compared to $3.9 billion for the first quarter of 2011. Major new awards for the current year quarter included additional scope for an iron ore joint venture project in Western Australia and copper mining projects in Peru and the United States. Backlog increased eight percent to $21.4 billion as of March 31, 2012 compared to $19.8 billion as of March 31, 2011, primarily due to substantial new award activity in the mining and metals business line.

Total assets in the Industrial & Infrastructure segment were $1.1 billion as of March 31, 2012 compared to $944 million as of December 31, 2011. This increase was due to additional working capital to support project execution activities of the mining and metals business line and the Greater Gabbard Project.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended March 31
(in millions)	2012	2011

Revenue	$850.1	$818.5
Segment profit	35.3	34.1

Revenue for the three months ended March 31, 2012 increased a modest four percent compared to the same period in the prior year. Revenue increases attributable to project execution activities associated with the gaseous diffusion plant contract for the Department of Energy in Portsmouth, Ohio (the “Portsmouth Project”) that was awarded in the first quarter of 2011 and an increase in the volume of work for the Logistics Civil Augmentation Program (“LOGCAP IV”) for the United States Army in Afghanistan were partially offset by a reduction in revenue for certain other projects, including the close-out of the American Recovery and Reinvestment Act (“ARRA”) funded work at the Savannah River Site Management and Operating Project (the “Savannah River Project”) in South Carolina.

Segment profit increased three percent for the first three months of 2012 compared to the first three months of 2011, primarily due to a reforecast of amounts to be billed for indirect overhead rates and the higher project execution activities on the Portsmouth Project. The higher segment profit in the first quarter of 2012 was offset somewhat by charges totaling $13 million related to an adverse judgment associated with the company’s claim on an embassy project, which is discussed further in Note 13 above, and reduced contributions from the ARRA funded work at the Savannah River Project. Segment profit margin for both the three months ended March 31, 2012 and the three months ended March 31, 2011 was 4.2 percent.

New awards were $389 million during the three months ended March 31, 2012 compared to $882 million for the same period in 2011. New awards in the first quarter of 2011 included the initial contract funding for the Portsmouth Project, which is renewed annually in the third quarter, and a higher level of advance funding for LOGCAP IV task orders. Backlog was $695 million as of March 31, 2012 compared to $811 million as of March 31, 2011. The reduction in backlog at the end of the first quarter of 2012 was primarily due to the reduced level of advance funding for LOGCAP IV task orders that impacted new awards.

Total assets in the Government segment increased to $908 million as of March 31, 2012 from $800 million as of December 31, 2011 due to an increase in working capital to support project execution activities, particularly for LOGCAP IV task orders.

Global Services

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2012	2011

Revenue	$426.4	$378.5
Segment profit	43.2	31.0

Revenue increased 13 percent for the three months ended March 31, 2012 compared to the same period in 2011 principally due to the equipment business line’s higher volume of activity in Peru, Mexico, Africa and the Middle East.

Segment profit increased 39 percent for the first three months of 2012 compared to the first three months of 2011 primarily due to the equipment business line’s growth in Afghanistan and project close-out activities in North America, as well as the operations and maintenance business line which experienced higher contributions from various domestic and international projects. Segment profit margin of 10.1 percent in the current quarter compared favorably to 8.2 percent for the same quarter in 2011 due to improvement in margins from the operations and maintenance business line.

New awards in the Global Services segment were $249 million for the three months ended March 31, 2012 compared to $422 million for the corresponding period in 2011. The operations and maintenance business line continues to experience lower volume related to renewals with existing clients, as well as delayed work releases. Backlog as of March 31, 2012 was $1.9 billion compared to $2.2 billion as of March 31, 2011. Operations and maintenance activities that have yet to be performed comprise Global Services backlog. Short-duration operations and maintenance activities may not contribute to ending backlog. In addition, the equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

Total assets in the Global Services segment were $936 million as of March 31, 2012 and $937 million as of December 31, 2011.

Power

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2012	2011

Revenue	$174.9	$211.6
Segment profit	(1.9)	29.5

Revenue for the three months ended March 31, 2012 decreased 17 percent compared to the three months ended March 31, 2011 primarily due to the expected reduction in project execution activities on several projects which have reached or are near final completion including gas-fired power plants in Texas, Virginia and Georgia, as well as reduced volume on certain other projects progressing toward completion. Offsetting some of the overall revenue decrease was a revenue increase attributable to a number of projects awarded in 2011, including an air emissions control construction program for Luminant.

Segment profit and segment profit margin for the first quarter of 2012 declined significantly compared to the first quarter of 2011 primarily due to reduced contributions from projects nearing completion, including the gas-fired power plants in Texas and Virginia, and $10 million of expenses associated with NuScale, a small modular nuclear reactor technology company, in which the company acquired a majority interest during late 2011. The company continues to invest in NuScale operations, which are primarily research and development activities at this time. Although part of the Power segment, these activities could provide future benefits to both commercial and government clients.

The Power segment continues to be impacted by relatively weak demand for new power generation. Improving market opportunities include gas-fired baseload generation, renewable energy, regional transmission additions and air emissions compliance projects for existing coal-fired power plants. New awards in the first quarter of 2012 were $93 million compared to $57 million in the first quarter of 2011. Backlog increased to $1.8 billion as of March 31, 2012 from $812 million as of March 31, 2011, principally driven by new awards in the latter part of 2011, including an air emissions control construction program for Luminant, a new gas-fired power plant project in Texas and a new solar power project in Arizona.

Total assets in the Power segment were $170 million as of March 31, 2012 and $191 million as of December 31, 2011.

Other

Corporate general and administrative expense for the three months ended March 31, 2012 was $37.8 million compared to $33.8 million for the first quarter of 2011. This increase was the net result of several factors, none of which were individually significant.

Net interest income was $2.7 million during the three month period ended March 31, 2012 compared to net interest income of $4.7 million during the corresponding period of 2011.

Income tax expense for the three months ended March 31, 2012 and 2011 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to financial markets. The company has committed and uncommitted lines of credit totaling $3.7 billion, which may be used for revolving loans, letters of credit and general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $2.5 billion and substantial cash position, is sufficient to fund operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity positions in favorable market conditions. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the financial markets. As of March 31, 2012, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of March 31, 2012 was 13.1 percent compared to 13.6 percent as of December 31, 2011.

Cash Flows

Cash and cash equivalents were $1.9 billion as of March 31, 2012 compared to $2.2 billion as of December 31, 2011. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.7 billion and $2.8 billion as of March 31, 2012 and December 31, 2011, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. As of March 31, 2012 and December 31, 2011, cash and cash equivalents held outside the United States amounted to $1.4 billion and $1.5 billion, respectively. The company did not consider any cash to be permanently reinvested overseas as of March 31, 2012 and December 31, 2011 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

Operating Activities

Cash utilized by operating activities was $47 million for the three months ended March 31, 2012 compared to cash provided by operating activities of $371 million for the three months ended 2011. Cash flows from operating activities result primarily from earnings sources and are impacted by changes in working capital. The year over year decrease in cash flows from operating activities is primarily attributable to fluctuations in working capital that result from normal project execution activities associated with numerous projects. Working capital balances increased during the first quarter of 2012 compared to a decline during the first quarter of 2011. The change in working capital during the first quarter of 2012 is attributable to increases in accounts receivable in the Industrial & Infrastructure and Government segments and increases in contract work in progress in the Oil & Gas, Industrial & Infrastructure and Government segments, partially offset by an increase in advance billings in the Oil & Gas and Industrial & Infrastructure segments. The higher accounts receivable balances are the result of normal billing and collection activities and not indicative of any significant collection or liquidity issue. The higher contract work in progress balances result from normal project execution activities and are expected to be billed and collected from clients. The decline in working capital in the first quarter of 2011 was attributable to an increase in advance billings for the Oil & Gas segment as well as a reduction of accounts receivable and contract work in progress in the Government segment.

During the three months ended March 2012 and 2011, the company had net cash outlays of $86 million and $61 million, respectively, to fund the project execution activities for the Greater Gabbard Project.

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

The company contributed approximately $3 million into its defined benefit plans during the three months ended March 31, 2012. The company expects to fund approximately $30 million to $60 million during 2012, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash utilized by investing activities amounted to $152 million and $33 million for the three months ended March 31, 2012 and 2011, respectively. The primary investing activities included purchases, sales and maturities of marketable securities, capital expenditures and disposals of property, plant and equipment.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the three months ended March 31, 2012, purchases of marketable securities exceeded proceeds from the sales and maturities by $133 million. During the three months ended March 31, 2011, proceeds from the sales and maturities of marketable securities exceeded purchases by $7 million. The company held current and noncurrent marketable securities of $728 million and $600 million as of March 31, 2012 and December 31, 2011, respectively.

Capital expenditures of $54 million and $56 million for the three months ended March 31, 2012 and 2011, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment. Proceeds from disposal of property, plant and equipment totaled $37 million and $13 million during the first quarter of 2012 and 2011, respectively.

Financing Activities

Cash utilized by financing activities during the three months ended March 31, 2012 and 2011 of $64 million and $315 million, respectively, included company stock repurchases, company dividend payments to stockholders, convertible note repayments and distributions paid to holders of noncontrolling interests.

Cash flows from financing activities in the first quarter of 2012 included the repurchase and cancellation of 450,000 shares of the company’s common stock for $27 million under its stock repurchase program. Cash flows from financing activities in the first quarter of 2011 included the repurchase and cancellation of 3,500,000 shares of the company’s common stock for $246 million under its stock repurchase program. Quarterly cash dividends were declared at a rate of $0.16 per share in the first quarter of 2012 (compared to $0.125 in the first quarter of 2011) and are typically paid during the month following the quarter in which they are declared. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

In September 2011, the company issued $500 million of 3.375% Senior Notes (the “2011 Notes”) due September 15, 2021 and received proceeds of $492 million, net of underwriting discounts and debt issuance costs. Interest on the 2011 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2012. The company may, at any time, redeem the 2011 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, the company will be required to offer to purchase the 2011 Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The company is generally not limited under the indenture governing the 2011 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions. These covenants are not expected to impact the company’s liquidity or capital resources.

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the 2004 Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2011 and first quarter of 2012 and the 2004 Notes were therefore classified as short-term debt. During the three months ended March 31, 2012, holders converted $0.3 million of the 2004 Notes in exchange for the principal balance owed in cash plus 6,040 shares of the company’s common stock. During the three months ended March 31, 2011, holders converted $32 million of the 2004 Notes in exchange for the principal balance owed in cash plus 692,435 shares of the company’s common stock. The company does not know the timing or principal amount of the remaining 2004 Notes that may be presented for conversion by the holders in the future. Additionally, the 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

Distributions paid to holders of noncontrolling interests were $20 million and $27 million during the three months ended March 31, 2012 and 2011, respectively.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of other comprehensive loss. Unrealized gains of $24 million in 2012 relate to the effect of exchange rate changes on cash. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses is considered nominal.

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

As of March 31, 2012, the company had a combination of committed and uncommitted lines of credit that totaled $3.7 billion. These lines may be used for revolving loans, letters of credit or general purposes. The committed lines consist of the two facilities discussed above, as well as a $500 million letter of credit facility that matures in 2014. Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. As of March 31, 2012, $1.2 billion in letters of credit were outstanding under these lines of credit. Surety bonds are also posted as an alternative form of credit enhancement.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain consolidated and unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of March 31, 2012 were estimated to be $6.9 billion. The company assessed its performance guarantee obligation as of March 31, 2012 and December 31, 2011 in accordance with ASC 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and the carrying value of the liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first quarter of 2012. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2011 remain current.

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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended March 31,
(in millions)	2012	2011

Backlog — beginning of period	$39,483.7	$34,908.7
New awards	8,394.2	6,195.5
Adjustments and cancellations, net	683.0	1,010.6
Work performed	(6,107.5)	(4,928.7)
Backlog — end of period	$42,453.4	$37,186.1

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

For information on matters in dispute, see Note 13 to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on February 22, 2012, and Note 13 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended March 31, 2012 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (2)

January 1, 2012 — January 31, 2012	—	$—	—	11,250,000

February 1, 2012 — February 29, 2012	—	—	—	11,250,000

March 1, 2012 — March 31, 2012	464,521	60.97	450,000	10,800,000

Total	464,521	$60.97	450,000

(1)          Includes 14,521 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans and 450,000 shares of company stock repurchased and cancelled by the company during March 2012 under its stock repurchase program for total consideration of $27,481,924.

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

10.5	Directors’ Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).

10.6	Fluor Executives’ Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

10.7	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed on February 22, 2012).

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

10.14

Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed on February 22, 2012).

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

10.26

Form of Restricted Unit Award Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2011).

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

10.32	Retention Award granted to D. Michael Steuert on August 4, 2010 (incorporated by reference to Exhibit 10.34 to the registrant’s Annual Report on Form 10-K filed on February 23, 2011).

10.33	Form of Value Driver Incentive Award Agreement (payable in shares) under the Fluor Corporation 2008 Executive Performance Incentive Plan.*

10.34

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

10.37

Offer of Employment Letter dated January 9, 2009 from Fluor Corporation to Bruce A. Stanski (incorporated by reference to Exhibit 10.39 to the registrant’s Annual Report on Form 10-K filed on February 22, 2012).

10.38	Offer of Employment Letter from Fluor Corporation to Biggs C. Porter.*

31.1	Certification of Chief Executive Officer of Fluor Corporation.*

31.2	Certification of Chief Financial Officer of Fluor Corporation.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011, and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 3, 2012	/s/ D. Michael Steuert
D. Michael Steuert
Senior Vice President and Chief Financial Officer

Date:	May 3, 2012	/s/ Gary G. Smalley
Gary G. Smalley
Senior Vice President and Controller