Form 10-Q
period 2012-06-30
FLUOR CORP
filed 2012-08-02
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 27, 2012, 166,968,452 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

June 30, 2012

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

TOTAL REVENUE	$7,128,249	$6,033,876	$13,418,357	$11,091,652

TOTAL COST OF REVENUE	6,809,783	5,727,032	12,823,993	10,514,575

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	31,206	31,106	69,048	64,931
Interest expense	6,610	3,558	13,491	6,107
Interest income	(7,531)	(9,012)	(17,156)	(16,231)
Total cost and expenses	6,840,068	5,752,684	12,889,376	10,569,382

EARNINGS BEFORE TAXES	288,181	281,192	528,981	522,270
INCOME TAX EXPENSE	95,660	89,733	159,285	169,598

NET EARNINGS	192,521	191,459	369,696	352,672

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	31,331	25,960	53,624	47,462

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$161,190	$165,499	$316,072	$305,210

BASIC EARNINGS PER SHARE	$0.96	$0.95	$1.88	$1.75

DILUTED EARNINGS PER SHARE	$0.95	$0.94	$1.86	$1.72

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	168,264	173,425	168,558	174,622
DILUTED	169,440	175,257	169,924	177,140

DIVIDENDS DECLARED PER SHARE	$0.16	$0.125	$0.32	$0.25

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

NET EARNINGS	$192,521	$191,459	$369,696	$352,672

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(22,680)	23,110	3,248	42,716
Ownership share of equity method investees’ other comprehensive gain (loss)	(6,998)	(450)	(1,489)	703
Pension plan adjustment	4,527	12,421	5,340	11,639
Unrealized gain (loss) on derivative contracts	(1,670)	(3,548)	1,589	1,977
Unrealized gain (loss) on debt securities	(241)	524	(108)	211
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(27,062)	32,057	8,580	57,246

COMPREHENSIVE INCOME	165,459	223,516	378,276	409,918

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	31,040	31,799	53,287	55,462

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$134,419	$191,717	$324,989	$354,456

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

(in thousands, except share amounts)	June 30, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents ($383,706 and $472,597 related to variable interest entities (“VIEs”))	$1,803,569	$2,161,411
Marketable securities, current ($75,402 and $0 related to VIEs)	427,050	96,438
Accounts and notes receivable, net ($211,266 and $167,238 related to VIEs)	1,270,842	1,235,935
Contract work in progress ($199,043 and $264,014 related to VIEs)	2,212,634	1,946,747
Deferred taxes	177,343	207,674
Other current assets	279,735	232,418
Total current assets	6,171,173	5,880,623

Marketable securities, noncurrent	318,740	503,550
Property, plant and equipment (net of accumulated depreciation of $997,274 and $947,223)	913,196	921,585
Investments and goodwill	238,351	225,246
Deferred taxes	160,424	167,387
Deferred compensation trusts	317,051	303,016
Other	273,201	268,869
TOTAL ASSETS	$8,392,136	$8,270,276

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($305,589 and $239,522 related to VIEs)	$1,896,809	$1,734,686
Convertible senior notes	19,155	19,458
Advance billings on contracts ($337,209 and $469,644 related to VIEs)	894,452	1,107,559
Accrued salaries, wages and benefits ($44,324 and $39,581 related to VIEs)	641,464	668,107
Other accrued liabilities ($10,657 and $23,427 related to VIEs)	292,061	310,301
Total current liabilities	3,743,941	3,840,111

LONG-TERM DEBT DUE AFTER ONE YEAR	513,730	513,500
NONCURRENT LIABILITIES	495,993	456,759
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 166,962,018 and 168,979,199 shares in 2012 and 2011, respectively	1,670	1,690
Additional paid-in capital	—	2,574
Accumulated other comprehensive loss	(190,375)	(199,292)
Retained earnings	3,743,262	3,590,553
Total shareholders’ equity	3,554,557	3,395,525

Noncontrolling interests	83,915	64,381

Total equity	3,638,472	3,459,906

TOTAL LIABILITIES AND EQUITY	$8,392,136	$8,270,276

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(in thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$369,696	$352,672
Adjustments to reconcile net earnings to cash (utilized) provided by operating activities:
Depreciation of fixed assets	103,025	97,675
Amortization of intangibles	804	1,942
Restricted stock and stock option amortization	18,722	19,933
Deferred compensation trust	(14,034)	(8,904)
Deferred compensation obligation	15,315	9,098
Deferred taxes	30,881	37,589
Excess tax benefit from stock-based plans	(3,924)	(12,269)
Retirement plan accrual, net of contributions	4,401	16,297
Changes in operating assets and liabilities	(440,461)	(94,670)
Equity in (earnings) of investees, net of dividends	(9,593)	5,462
Other items	6,831	3,085
Cash provided by operating activities	81,663	427,910

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of marketable securities	(645,202)	(407,043)
Proceeds from the sales and maturities of marketable securities	492,861	335,541
Capital expenditures	(120,425)	(157,961)
Proceeds from disposal of property, plant and equipment	50,612	28,691
Investments in partnerships and joint ventures	(3,203)	(4,161)
Proceeds from the sale of assets	—	11,016
Other items	(4,493)	2,363
Cash utilized by investing activities	(229,850)	(191,554)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common stock	(132,889)	(358,655)
Dividends paid	(48,573)	(43,911)
Repayment of convertible debt	(303)	(71,196)
Distributions paid to noncontrolling interests	(40,172)	(40,545)
Capital contribution by joint venture partners	3,387	22,589
Taxes paid on vested restricted stock	(11,603)	(18,627)
Stock options exercised	5,691	25,343
Excess tax benefit from stock-based plans	3,924	12,269
Other items	5,817	(3,122)
Cash utilized by financing activities	(214,721)	(475,855)

Effect of exchange rate changes on cash	5,066	50,467

Decrease in cash and cash equivalents	(357,842)	(189,032)

Cash and cash equivalents at beginning of period	2,161,411	2,134,997

Cash and cash equivalents at end of period	$1,803,569	$1,945,965

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                   The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2011 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2012 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of June 30, 2012 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2011 have been reclassified to conform to the 2012 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

(2)                    New accounting pronouncements implemented by the company during the six months ended June 30, 2012 or requiring implementation in future periods are discussed below or in the notes, where applicable.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The tax effects of the components of other comprehensive income for the three months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(in thousands)	Before- Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount

Other comprehensive income (loss):
Foreign currency translation adjustment	$(36,516)	$13,836	$(22,680)	$32,734	$(9,624)	$23,110
Ownership share of equity method investees’ other comprehensive (loss)	(10,201)	3,203	(6,998)	(720)	270	(450)
Pension plan adjustment	7,244	(2,717)	4,527	19,874	(7,453)	12,421
Unrealized (loss) on derivative contracts	(2,274)	604	(1,670)	(4,609)	1,061	(3,548)
Unrealized gain (loss) on debt securities	(386)	145	(241)	838	(314)	524
Total other comprehensive income (loss)	(42,133)	15,071	(27,062)	48,117	(16,060)	32,057
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(291)	—	(291)	5,839	—	5,839
Other comprehensive income (loss) attributable to Fluor Corporation	$(41,842)	$15,071	$(26,771)	$42,278	$(16,060)	$26,218

The tax effects of the components of other comprehensive income for the six months ended June 30, 2012 and 2011 are as follows:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(in thousands)	Before- Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Before- Tax Amount	Tax Expense	Net-of- Tax Amount

Other comprehensive income (loss):
Foreign currency translation adjustment	$5,154	$(1,906)	$3,248	$63,714	$(20,998)	$42,716
Ownership share of equity method investees’ other comprehensive gain (loss)	(1,303)	(186)	(1,489)	1,918	(1,215)	703
Pension plan adjustment	8,544	(3,204)	5,340	18,622	(6,983)	11,639
Unrealized gain on derivative contracts	2,772	(1,183)	1,589	2,667	(690)	1,977
Unrealized gain (loss) on debt securities	(174)	66	(108)	338	(127)	211
Total other comprehensive income	14,993	(6,413)	8,580	87,259	(30,013)	57,246
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(337)	—	(337)	8,000	—	8,000
Other comprehensive income attributable to Fluor Corporation	$15,330	$(6,413)	$8,917	$79,259	$(30,013)	$49,246

(4)                   The effective tax rate, based on the company’s operating results for the three and six months ended June 30, 2012, was 33.2 percent and 30.1 percent, respectively, compared to 31.9 percent and 32.5 percent for the corresponding periods of 2011. The higher effective tax rate for the three months ended June 30, 2012 compared to the same period in the prior year was primarily due to an increase in state tax expense. The lower effective tax rate for the six months ended June 30, 2012 compared to the first six months of 2011 was due to the recognition of a deferred tax benefit of $16 million primarily attributable to foreign taxes previously paid on certain unremitted foreign earnings in South Africa.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.

(5)                   Cash paid for interest was $11.2 million and $4.2 million for the six months ended June 30, 2012 and 2011, respectively. Income tax payments, net of receipts, were $169.8 million and $75.9 million during the six-month periods ended June 30, 2012 and 2011, respectively.

(6)                    Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three and six months ended June 30, 2012 and 2011 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Net earnings attributable to Fluor Corporation	$161,190	$165,499	$316,072	$305,210

Basic EPS:
Weighted average common shares outstanding	168,264	173,425	168,558	174,622

Basic earnings per share	$0.96	$0.95	$1.88	$1.75

Diluted EPS:
Weighted average common shares outstanding	168,264	173,425	168,558	174,622

Diluted effect:
Employee stock options and restricted stock units and shares	869	1,301	1,024	1,512
Conversion equivalent of dilutive convertible debt	307	531	342	1,006
Weighted average diluted shares outstanding	169,440	175,257	169,924	177,140

Diluted earnings per share	$0.95	$0.94	$1.86	$1.72

Anti-dilutive securities not included above	1,717	1,021	1,467	655

During the three and six months ended June 30, 2012, the company repurchased and cancelled 2,173,049 and 2,623,049 shares of its common stock, respectively, under its stock repurchase program for $106 million and $133 million, respectively. During the three and six months ended June 30, 2011, the company repurchased and cancelled 1,613,800 and 5,113,800 shares of its common stock, respectively, under its stock repurchase program for $113 million and $359 million, respectively.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012						December 31, 2011
	Fair Value Hierarchy						Fair Value Hierarchy
(in thousands)	Total	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3

Assets(1):
Cash and cash equivalents	$11,828	$11,828	(2)	$—		$—	$24,364	$24,364	(2)	$—		$—
Marketable securities, current	102,622	—		102,622	(3)	—	72,845	—		72,845	(3)	—
Deferred compensation trusts	76,951	76,951	(4)	—		—	76,844	76,844	(4)	—		—
Marketable securities, noncurrent	318,740	—		318,740	(5)	—	503,550	—		503,550	(5)	—
Derivative assets(6)
Commodity swap forward contracts	889	—		889		—	2,535	—		2,535		—
Foreign currency contracts	15,751	—		15,751		—	3,105	—		3,105		—

Liabilities(1):
Derivative liabilities(6)
Commodity swap forward contracts	$112	$—		$112		$—	$53	$—		$53		$—
Foreign currency contracts	1,491	—		1,491		—	4,612	—		4,612		—

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

(5)      Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities and other debt securities with maturities ranging from one to three years which are valued at the last reported sale price on the last business day at the end of the period. Securities not traded on the last business day are valued at the last reported bid price.

(6)      See Note 8 for the classification of commodity swap forward contracts and foreign currency contracts on the Condensed Consolidated Balance Sheet. Commodity swap forward contracts and foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of June 30, 2012: money market funds of $12 million, U.S. agency securities of $168 million, U.S. Treasury securities of $53 million, corporate debt securities of $197 million and other securities of $3 million. As of December 31, 2011, available-for-sale securities consisted of money market funds of $24 million, U.S. agency securities of $237 million, U.S. Treasury securities of $99 million, corporate debt securities of $235 million and other securities of $5 million. The amortized cost of these available-for-sale securities is not materially different than the fair value. During the three and six months ended June 30, 2012, proceeds from the sales and maturities of available-for-sale securities were $171 million and $349 million, respectively, compared to $164 million and $273 million for the corresponding periods of 2011.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		June 30, 2012		December 31, 2011
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash(1)	Level 1	$1,132,624	$1,132,624	$1,225,480	$1,225,480
Cash equivalents(2)	Level 2	659,117	659,117	911,567	911,567
Marketable securities, current(3)	Level 2	324,428	324,428	23,593	23,593
Notes receivable, including noncurrent portion(4)	Level 3	39,062	39,062	41,957	41,957
Liabilities:
3.375% Senior Notes(5)	Level 2	$495,944	$521,108	$495,723	$500,254
1.5% Convertible Senior Notes(5)	Level 2	19,155	32,228	19,458	35,647
5.625% Municipal Bonds(5)	Level 2	17,786	17,916	17,777	17,901

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

(8)               The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with intercompany transactions, and risk associated with interest rate volatility may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally mitigates the risk by utilizing derivative instruments as hedging instruments that are designated as either fair value or cash flow hedges in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the hedging instruments are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all hedging instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the hedging instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the hedging instruments’ gains or losses due to changes in fair value are recorded as a component of accumulated other comprehensive income (loss) (“OCI”) and are reclassified into earnings when the hedged items settle. Any ineffective portion of a hedging instrument’s change in fair value is immediately recognized in earnings. The company does not enter into hedging instruments or engage in hedging activities for speculative purposes.

As of June 30, 2012, the company had total gross notional amounts of $715 million of foreign exchange forward contracts and $7 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations and intercompany transactions. The foreign exchange forward contracts are of varying duration, none of which extend beyond

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

December 2012. The commodity swap forward contracts are of varying duration, none of which extend beyond August 2014. The impact to earnings due to hedge ineffectiveness was immaterial for the three and six months ended June 30, 2012 and 2011, respectively.

The fair values of the hedging instruments under ASC 815 as of June 30, 2012 and December 31, 2011 are as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30,	December 31	Balance Sheet	June 30,	December 31,
(in thousands)	Location	2012	2011	Location	2012	2011

Commodity swaps	Other current assets	$889	$2,451	Other accrued liabilities	$34	$—
Foreign currency forwards	Other current assets	15,751	3,105	Other accrued liabilities	1,491	4,612
Commodity swaps	Other assets	—	84	Noncurrent liabilities	78	53

Total		$16,640	$5,640		$1,603	$4,665

The pre-tax amount of gain (loss) recognized in earnings associated with the hedging instruments designated as fair value hedges for the three and six months ended June 30, 2012 and 2011 is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2012	2011	2012	2011

Foreign currency forwards	Corporate general and administrative expense	$5,875	$3,937	$(7,698)	$4,311

The pre-tax amount of gain (loss) recognized in earnings on the hedging instruments for the fair value hedges noted in the table above offsets the amount of gain (loss) recognized in earnings on the hedged items in the same locations on the Condensed Consolidated Statement of Earnings.

The after-tax amount of gain (loss) recognized in OCI associated with the hedging instruments designated as cash flow hedges is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedges (in thousands)	2012	2011	2012	2011

Commodity swaps	$(220)	$(1,740)	$392	$2,183
Foreign currency forwards	(62)	277	2,026	482
Total	$(282)	$(1,463)	$2,418	$2,665

The after-tax amount of gain (loss) reclassified from accumulated OCI into earnings associated with the hedging instruments designated as cash flow hedges is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2012	2011	2012	2011

Commodity swaps	Total cost of revenue	$708	$1,202	$944	$1,552
Foreign currency forwards	Total cost of revenue	271	(348)	1	(582)
Treasury rate lock agreements	Interest expense	(262)	—	(524)	—
Total		$717	$854	$421	$970

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(9)            Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan				Non-U.S. Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011	2012	2011	2012	2011

Service cost	$1,490	$8,960	$2,979	$17,920	$1,931	$1,584	$3,894	$4,450
Interest cost	8,324	9,191	16,647	18,384	8,184	8,572	16,448	17,139
Expected return on assets	(8,831)	(10,156)	(17,662)	(20,312)	(10,497)	(10,792)	(21,077)	(21,346)
Amortization of prior service cost	(29)	(46)	(57)	(93)	—	—	—	—
Recognized net actuarial loss	3,408	3,497	6,817	6,994	782	1,379	1,566	3,097
Net periodic pension expense	$4,362	$11,446	$8,724	$22,893	$400	$743	$831	$3,340

The company currently expects to fund approximately $30 million to $60 million into its defined benefit pension plans during 2012, which is expected to be in excess of the minimum funding required. During the six months ended June 30, 2012, contributions of approximately $5 million were made by the company.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2011 and second quarter of 2012 and the 2004 Notes were therefore classified as short-term debt. During the six months ended June 30, 2012, holders converted $0.3 million of the 2004 Notes in exchange for the principal balance owed in cash plus 6,078 shares of the company’s common stock. During the six months ended June 30, 2011, holders converted $71 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,565,434 shares of the company’s common stock.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents information related to the liability and equity components of the 2004 Notes:

(in thousands)	June 30, 2012	December 31, 2011

Carrying value of the equity component	$19,514	$19,514
Principal amount and carrying value of the liability component	19,155	19,458

The 2004 Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 36.2815 shares per each $1,000 principal amount of the 2004 Notes. Interest expense for both the three and six months ended June 30, 2012 included original coupon interest of $0.1 million. Interest expense for the three and six months ended June 30, 2011 included original coupon interest of less than $0.1 million and $0.3 million, respectively. The if-converted value of $34 million was in excess of the principal value as of June 30, 2012.

As of June 30, 2012, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)             The company’s executive and director stock-based compensation plans are described, and informational disclosures provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2011. Restricted stock units and restricted shares totaling 450,668 and 291,912 were granted to executives and directors in the first half of 2012 and 2011, respectively, at weighted-average per share prices of $61.70 and $70.59, respectively. For the company’s executives, the restricted units and shares granted in 2012 and 2011 vest ratably over three years. For the company’s directors, other than the initial grant that the directors received upon joining the Board of Directors which vests ratably over a five year period, the restricted units and shares granted in 2012 and 2011 vest or vested on the first anniversary of the grant. During the first half of 2012 and 2011, options for the purchase of 688,380 shares at a weighted-average exercise price of $62.18 per share and 548,391 shares at a weighted-average exercise price of $70.76 per share, respectively, were awarded to executives. The options granted in 2012 and 2011 vest ratably over three years. The options expire ten years after the grant date.

(12)             The company applies the provisions of ASC 810-10-45, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and six months ended June 30, 2012, earnings attributable to noncontrolling interests were $31.8 million and $54.4 million, respectively, and the related tax effect was $0.5 million and $0.8 million, respectively. For the three and six months ended June 30, 2011, earnings attributable to noncontrolling interests were $26.5 million and $48.2 million, respectively, and the related tax effect was $0.5 million and $0.7 million, respectively. Distributions paid to noncontrolling interests were $40.2 million and $40.5 million for the six months ended June 30, 2012 and 2011, respectively. Capital contributions by noncontrolling interests were $3.4 million and $22.6 million for the six months ended June 30, 2012 and 2011, respectively.

(13)             The company and certain of its subsidiaries are involved in various litigation matters. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Recognized claims against clients amounted to $303 million and $298 million as of June 30, 2012 and December 31, 2011, respectively, and are primarily included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

expect that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.

As of June 30, 2012, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

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

As of June 30, 2012, the company had recorded $283 million of claim revenue related to this issue for costs incurred to date. The company believes the ultimate recovery of incurred costs related to the claim is probable under ASC 605-35-25. The company will continue to periodically evaluate its position and the amount recognized in revenue with respect to this claim. The project is substantially complete. However, the resolution of the claim is expected to extend beyond the completion date of the project. As of June 30, 2012, the client had withheld the contractual maximum for liquidated damages related to the dispute of approximately $150 million. The company will seek to recover in arbitration all damages resulting from the client’s breaches of the contract for the project, including the claim amount and a significant portion of the liquidated damages. Hearings in the arbitration have commenced. The client also recently filed a counterclaim against the company seeking to recover costs associated with alleged defects. To the extent the client’s counterclaim is successful or the company is not successful in recovering its damages, there could be a substantial charge to earnings.

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

The company, the buyer and other entities are defendants in 22 additional lawsuits relating to the lead business of St. Joe and Doe Run. The company believes it has strong defenses to these lawsuits and is vigorously defending its position. In addition, the company has filed claims for indemnification under the sale agreement for other matters raised in these lawsuits. While we believe we will be ultimately successful in these various matters, if we were unsuccessful in our appeal of the ruling referenced

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

above or in any of the other lawsuits, or in the prosecution of and collection on our indemnity claims, we could recognize a substantial charge to our earnings.

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

The company had previously recognized claim revenue of $33 million for outstanding claims on two embassy projects. During the first quarter of 2012, the company received an adverse judgment from the Board of Contract Appeals associated with a claim on one embassy project and, as a result, recorded a charge of $13 million. The company believes that the decision was incorrect and will appeal to the Federal Circuit. Total claims-related costs incurred to date for the last remaining claim, along with requests for equitable adjustment, exceed the amount recorded in claim revenue. All claims have been certified in accordance with federal contracting requirements. A hearing on the final embassy claim was held during the second quarter of 2012.

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

The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008. Both parties appealed the decision to the Texas Supreme Court, and the Court denied both petitions. The company requested rehearing on two issues to the Texas Supreme Court, and that request was denied. The Texas Supreme Court remanded the matter back to the trial court for a new trial. The matter was stayed, pending resolution of certain technical issues associated with the 2011 bankruptcy filing by the plaintiff’s parent. These issues have been resolved. The matter will be remanded to the court in Jefferson County, Texas. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

(14)             In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of June 30, 2012 were estimated to be $6.5 billion. The company assessed its performance guarantee obligation as of June 30, 2012 and

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

December 31, 2011 in accordance with ASC 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

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

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and segment profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet as allowed under ASC 810-10-45-14. The equity and cost methods of accounting for the investments are also used, depending on the company’s respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The aggregate investment carrying value of the unconsolidated VIEs was $48 million and $50 million as of June 30, 2012 and December 31, 2011, respectively, and was classified under “Investments and goodwill” in the Condensed Consolidated Balance Sheet. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of June 30, 2012 for the unconsolidated VIEs were $34 million.

In some cases, the company is required to consolidate certain VIEs. As of June 30, 2012, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.0 billion and $699 million, respectively. As of December 31, 2011, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

$1.1 billion and $774 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

None of the VIEs are individually material to the company’s results of operations, financial position or cash flows except for the Fluor SKM joint venture, a consolidated joint venture formed for the execution of an iron ore joint venture project in Australia, which is material to the company’s revenue. The company’s results of operations included revenue related to the Fluor SKM joint venture of $867 million and $1.5 billion for the three and six months ended June 30, 2012, respectively, and $495 million and $919 million for the three and six months ended June 30, 2011, respectively.

(16)          Operating information by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
External Revenue (in millions)	2012	2011	2012	2011

Oil & Gas	$2,295.0	$1,978.1	$4,335.8	$3,634.2
Industrial & Infrastructure	3,352.7	2,595.8	6,150.6	4,588.9
Government	871.4	848.0	1,721.5	1,666.5
Global Services	403.5	406.1	829.9	784.6
Power	205.7	205.9	380.6	417.5
Total external revenue	$7,128.3	$6,033.9	$13,418.4	$11,091.7

	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (Loss) (in millions)	2012	2011	2012	2011

Oil & Gas	$84.1	$68.7	$157.5	$130.5
Industrial & Infrastructure	120.6	108.9	223.9	201.0
Government	39.9	31.7	75.2	65.8
Global Services	48.7	41.3	91.9	72.3
Power	(6.6)	29.7	(8.5)	59.2
Total segment profit	$286.7	$280.3	$540.0	$528.8

A reconciliation of the segment information to consolidated amounts is as follows:

Reconciliation of Total Segment Profit to Earnings	Three Months Ended June 30,		Six Months Ended June 30,
Before Taxes (in millions)	2012	2011	2012	2011

Total segment profit	$286.7	$280.3	$540.0	$528.8
Corporate general and administrative expense	(31.2)	(31.1)	(69.0)	(64.9)
Interest income, net	0.9	5.5	3.6	10.2
Earnings attributable to noncontrolling interests	31.8	26.5	54.4	48.2
Earnings before taxes	$288.2	$281.2	$529.0	$522.3

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Total assets by segment are as follows:

Total assets (in millions)	June 30, 2012	December 31, 2011

Oil & Gas	$1,436.9	$1,245.0
Industrial & Infrastructure	1,107.6	943.6
Government	849.7	799.6
Global Services	875.8	936.6
Power	133.5	191.1

The increase in total assets for the Oil & Gas and Industrial & Infrastructure segments was due to an increase in project working capital for project execution activities.

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

RESULTS OF OPERATIONS

Summary

Consolidated revenue for the three months ended June 30, 2012 increased 18 percent to $7.1 billion from $6.0 billion for the three months ended June 30, 2011. Consolidated revenue for the six months ended June 30, 2012 increased 21 percent to $13.4 billion from $11.1 billion for the first half of the prior year. The revenue increases in the current year periods were principally due to substantial growth in the mining and metals business line of the Industrial & Infrastructure segment, as well as revenue growth in the Oil & Gas segment.

Net earnings attributable to Fluor Corporation were $161 million, or $0.95 per diluted share, and $316 million, or $1.86 per diluted share, for the three and six months ended June 30, 2012, compared to net earnings attributable to Fluor Corporation of $165 million, or $0.94 per diluted share, and $305 million, or $1.72 per diluted share, for the corresponding periods of 2011. In the 2012 periods, there was improved performance in the Industrial & Infrastructure, Oil & Gas, Global Services and Government segments, offset by lower earnings in the Power segment.

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

The effective tax rate, based on the company’s actual operating results for the three and six months ended June 30, 2012 was 33.2 percent and 30.1 percent, respectively, compared to 31.9 percent and 32.5 percent for the corresponding periods of 2011. The higher effective tax rate for the three months ended June 30, 2012 compared to the same period in the prior year was primarily due to an increase in state tax expense. The lower effective tax rate for the six months ended June 30, 2012 compared to the first six months of 2011 was due to the recognition of a deferred tax benefit of $16 million primarily attributable to foreign taxes previously paid on certain unremitted foreign earnings in South Africa.

Consolidated new awards were $7.3 billion and $15.7 billion for the three and six months ended June 30, 2012 compared to new awards of $9.7 billion and $15.9 billion for the three and six months ended June 30, 2011. The Oil & Gas segment and the mining and metals business line in the Industrial & Infrastructure segment were the major contributors to the new award activity in the current year periods. Approximately 87 percent of consolidated new awards for the six months ended June 30, 2012 were for projects located outside of the United States compared to 92 percent for the first six months of 2011.

Consolidated backlog as of June 30, 2012 increased seven percent to $43.0 billion from $40.3 billion as of June 30, 2011. As of June 30, 2012, approximately 82 percent of consolidated backlog related to projects located outside the United States compared to 81 percent as of June 30, 2011. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Oil & Gas

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Revenue	$2,295.0	$1,978.1	$4,335.8	$3,634.2
Segment profit	84.1	68.7	157.5	130.5

Revenue for the three and six months ended June 30, 2012 increased 16 percent and 19 percent, respectively, compared to the corresponding periods in 2011. Segment profit for the three and six months ended June 30, 2012 increased 22 percent and 21 percent, respectively, compared to the corresponding periods in 2011. The increase in revenue and segment profit was a result of higher project execution activities for various projects, including a coal bed methane gas project in Australia and a refinery expansion project in the United States.

Segment profit margin for the three and six months ended June 30, 2012 was 3.7 percent and 3.6 percent, respectively, compared to 3.5 percent and 3.6 percent, respectively, for the three and six months ended June 30, 2011.

New awards for the three and six months ended June 30, 2012 were $5.0 billion and $9.0 billion, respectively, compared to $3.2 billion and $4.2 billion for the corresponding periods of 2011. Current quarter awards included new construction management scope and additional release of work associated with a grassroots oil sands bitumen processing facility in Canada. Backlog as of June 30, 2012 increased 30 percent to $19.5 billion compared to $14.9 billion as of June 30, 2011, primarily driven by the strong new award activity in the first half of this year. Although market conditions remain very competitive, the increase in backlog reflects the improvement in the segment’s markets, particularly the increasing worldwide demand for new capacity in oil and gas production, refining and petrochemicals.

Total assets in the segment increased to $1.4 billion at June 30, 2012 from $1.2 billion as of December 31, 2011 due to an increase in project working capital for project execution activities.

Industrial & Infrastructure

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Revenue	$3,352.7	$2,595.8	$6,150.6	$4,588.9
Segment profit	120.6	108.9	223.9	201.0

Revenue for the three and six months ended June 30, 2012 increased 29 percent and 34 percent, respectively, compared to the three and six months ended June 30, 2011 as a result of continued growth in the mining and metals business line.

Segment profit for the three and six months ended June 30, 2012 increased 11 percent compared to the corresponding periods in the prior year primarily due to growth in the mining and metals business line. The infrastructure business line also contributed to the increase in segment profit for both 2012 periods due to the achievement of milestones on a project in California. Segment profit margins of 3.6 percent for the three and six months ended June 30, 2012 decreased compared to segment profit margins of 4.2 percent and 4.4 percent for the three and six months ended June 30, 2011. This resulted from an increase in the proportion of mining and metals business line revenue, which generates lower margins than revenue from the other business lines due to a lower risk profile and a higher content of customer-furnished materials during construction.

The company is involved in a dispute in connection with the Greater Gabbard Project. The dispute relates to the company’s claim for additional compensation for schedule and cost impacts arising from delays in the fabrication of monopiles and transition pieces, along with certain disruption and productivity issues associated with construction activities and weather-related delays. The company believes the schedule and cost impacts are attributable to the client and other third parties. As of June 30, 2012, the company had recorded $283 million of claim revenue related to this issue for costs incurred to date. The company believes the ultimate recovery of incurred costs related to the claim is probable under ASC 605-35-25. The company will continue to periodically evaluate its position and the amount recognized in revenue with respect to this claim. The project is substantially complete. However, the resolution of the claim is expected to extend beyond the completion date of the project. As of June 30, 2012, the client had withheld the contractual maximum for liquidated damages related to the dispute of approximately $150 million. The company will seek to recover in arbitration all damages resulting from the client’s breaches of the contract for the project, including the claim amount and a significant portion of the liquidated damages. Hearings in the arbitration have commenced. The client also recently filed a counterclaim against the company seeking to recover costs associated with alleged defects. To the extent the client’s counterclaim is successful or the company is not successful in recovering its damages, there could be a substantial charge to earnings.

New awards for the three months ended June 30, 2012 were $1.1 billion compared to $5.1 billion for the second quarter of 2011. The prior year period included new awards for the continued expansion of a major iron ore project in Australia, as well as a large copper project in Chile. Segment backlog decreased to $19.5 billion as of June 30, 2012 compared to $21.4 billion as of June 30, 2011.

Total assets in the Industrial & Infrastructure segment were $1.1 billion as of June 30, 2012 compared to $944 million as of December 31, 2011. This increase was primarily due to an increase in working capital to support project execution activities in the mining and metals business line.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Revenue	$871.4	$848.0	$1,721.5	$1,666.5
Segment profit	39.9	31.7	75.2	65.8

Revenue for both the three months and six months ended June 30, 2012 increased a modest three percent compared to the same periods in the prior year. Segment profit for the three and six months ended June 30, 2012 increased 26 percent and 14 percent, respectively, compared to the same periods in the prior year principally due to an increase in the volume of work and improved award fee performance on the Logistics Civil Augmentation Program (“LOGCAP IV”) for the United States Army in Afghanistan. The stronger performance for the six months ended June 30, 2012 was offset somewhat by charges totaling $13 million related to an adverse judgment associated with the company’s claim on an embassy project, which is discussed further in Note 13 above.

Segment profit margin for the three and six months ended June 30, 2012 was 4.6 percent and 4.4 percent, respectively, compared to 3.7 percent and 3.9 percent for the three and six months ended June 30, 2011. The improvement in segment profit margins for the 2012 periods was primarily due to the factors discussed above that impacted segment profit.

New awards for the three months ended June 30, 2012 were $769 million compared to $1.1 billion for the corresponding 2011 period. New awards for the prior year period included advanced funding for LOGCAP IV task orders. Segment backlog decreased to $505 million as of June 30, 2012 compared to $1.1 billion as of June 30, 2011, principally due to the work-off of the LOGCAP IV advanced funding.

Total assets in the Government segment were $850 million as of June 30, 2012 and $800 million as of December 31, 2011.

Global Services

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Revenue	$403.5	$406.1	$829.9	$784.6
Segment profit	48.7	41.3	91.9	72.3

Revenue for the three months ended June 30, 2012 was comparable to the same period in 2011. Revenue increased six percent for the six months ended June 30, 2012 compared to the corresponding period in the prior year, principally due to the equipment business line’s higher volume of activity in Mexico and Peru.

Segment profit for the three months ended June 30, 2012 increased 18 percent compared to the three months ended June 30, 2011, primarily due to higher contributions from the operations and maintenance and equipment business lines which experienced improved performance from various domestic and international projects. Segment profit for the six months ended June 30, 2012 increased 27 percent compared to the first six months of 2011 as the result of improved performance in the operations and maintenance, equipment and temporary staffing business lines.  The segment profit improvement in the operations and maintenance business line was driven by projects in the United States. The improved performance in the equipment business line was principally due to operations in Afghanistan, Canada, the United States and Mexico, while the temporary staffing business line also experienced increased contributions both domestically and internationally during the first six months of 2012.

Segment profit margin for the three and six months ended June 30, 2012 was 12.1 percent and 11.1 percent, respectively, compared to 10.1 percent and 9.2 percent for the three and six months ended June 30, 2011 due to improvement in margins from the operations and maintenance business line.

New awards for the three months ended June 30, 2012 were $279 million compared to $164 million for the corresponding period in 2011. Backlog as of June 30, 2012 was $1.9 billion compared to $2.1 billion as of June 30, 2011. Operations and maintenance activities that have yet to be performed comprise Global Services backlog. Short-duration operations and maintenance activities may not contribute to ending backlog. In addition, the equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

Total assets in the Global Services segment were $876 million as of June 30, 2012 and $937 million as of December 31, 2011.

Power

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Revenue	$205.7	$205.9	$380.6	$417.5
Segment profit (loss)	(6.6)	29.7	(8.5)	59.2

Revenue for the three months ended June 30, 2012 was comparable to the three months ended June 30, 2011. Revenue for the six months ended June 30, 2012 declined nine percent compared to the six months ended June 30, 2011. This decline was primarily due to the expected reduction in project execution activities on several projects which have reached or are near final completion, including gas-fired power plants in Texas, Virginia and Georgia. This overall revenue decrease was offset somewhat by an increase in revenue attributable to projects awarded in 2011, including an air emissions control construction program for Luminant and a new gas-fired power plant in Texas.

Segment profit and segment profit margin for the three and six months ended June 30, 2012 declined significantly compared to the three and six months ended June 30, 2011, primarily due to reduced contributions from projects completed or nearing completion, including the gas-fired power plants in Texas and Virginia, and expenses associated with NuScale, a small modular nuclear reactor technology company, in which the company acquired a majority interest in late 2011. The NuScale expenses for the three and six months ended June 30, 2012 were $15 million and $25 million, respectively. The operations of NuScale are primarily for research and development activities. Although part of the Power segment, these activities could provide future benefits to both commercial and government clients.

The Power segment continues to be impacted by relatively weak demand for new power generation. Improving market opportunities include gas-fired baseload generation, renewable energy, regional transmission additions and air emissions compliance projects for existing coal-fired power plants. New awards for the three months ended June 30, 2012 were $118 million compared to $107 million in the second quarter of 2011. Backlog increased to $1.7 billion as of June 30, 2012 from $744 million as of June 30, 2011, primarily the result of new award activity in the latter part of 2011, including an air emissions control construction program for Luminant, a new gas-fired power plant project in Texas and a new solar power project in Arizona.

Total assets in the Power segment were $133 million as of June 30, 2012 and $191 million as of December 31, 2011.

Other

Corporate general and administrative expense for the three and six months ended June 30, 2012 was $31.2 million and $69.0 million compared to $31.1 million and $64.9 million for the three and six months ended June 30, 2011.

Net interest income was $0.9 million and $3.6 million during the three and six month periods ended June 30, 2012 compared to net interest income of $5.5 million and $10.2 million during the corresponding periods of 2011. The decrease in net interest income for the three and six months ended June 30, 2012 compared to the same periods in the prior year was primarily due to  interest expense on the $500 million of 3.375% Senior Notes that were issued in September 2011.

Income tax expense for the three and six months ended June 30, 2012 and 2011 is discussed above under “Results of Operations — Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to financial markets. The company has committed and uncommitted lines of credit totaling $3.8 billion, which may be used for revolving loans, letters of credit and/or general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $2.5 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity positions. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the financial markets. As of June 30, 2012, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of June 30, 2012 was 13.0 percent compared to 13.6 percent as of December 31, 2011.

Cash Flows

Cash and cash equivalents were $1.8 billion as of June 30, 2012 compared to $2.2 billion as of December 31, 2011. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.5 billion and $2.8 billion as of June 30, 2012 and December 31, 2011, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. As of June 30, 2012 and December 31, 2011, cash and cash equivalents held outside the United States amounted to $1.3 billion and $1.5 billion, respectively. The company did not consider any cash to be permanently reinvested overseas as of June 30, 2012 and December 31, 2011 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are impacted by changes in working capital. Working capital levels vary from period to period and are primarily affected by the company’s volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of engineering and construction projects, as well as the company’s execution of its projects within budget. Project working capital requirements also vary by project. Certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. As a result, the company’s cash position is reduced as customer advances are worked off, unless they are replaced by advances on other projects. The company maintains cash reserves and borrowing facilities to satisfy any net operating cash outflows in the event there is an investment in operating assets that exceeds the projects’ available cash balances.

During the first half of 2012, working capital increased primarily due to an increase in accounts receivable in the Industrial & Infrastructure segment, an increase in contract work in progress in the Oil & Gas segment and a decrease in advance billings in the Oil & Gas segment, partially offset by an increase in accounts payable in the Oil & Gas segment. The higher accounts receivable balance was the result of normal billing and collection activities, primarily due to growth in the mining and metals business line, and not indicative of any significant collection issues. The higher contract work in progress balance resulted from normal project execution activities and is expected to be billed and collected from clients. The decrease in advance billings was also the result of normal project execution activities for several projects. The higher accounts payable balance was the result of normal invoicing and payment activities associated with numerous projects. During the first half of 2011, working capital increased due to higher accounts receivable and contract work in process associated with increased project execution activities in the Oil & Gas and Industrial & Infrastructure segments, partially offset by higher customer advances for the coal bed methane gas project in Australia and other projects in the Oil & Gas segment, as well as an overall reduction in other net operating assets.

Cash provided by operating activities was $82 million for the six months ended June 30, 2012 compared to $428 million for the six months ended June 30, 2011. The period-over-period decrease in cash flows from operating activities was primarily attributable to a relatively larger increase in working capital for normal project execution activities associated with numerous projects during the first six months of 2012 compared to the same period in 2011. The largest contributor to this was fluctuations in advance billings between the periods, primarily driven by progress toward completion on a coal bed methane gas project in Australia.

During the six months ended June 2012 and 2011, the company had net cash outlays of $140 million and $169 million, respectively, to fund the project execution activities for the Greater Gabbard Project.

The company contributed approximately $5 million into its defined benefit plans during the six months ended June 30, 2012. The company expects to fund approximately $30 million to $60 million during 2012, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash utilized by investing activities amounted to $230 million and $192 million for the six months ended June 30, 2012 and 2011, respectively. The primary investing activities included purchases, sales and maturities of marketable securities, capital expenditures and disposals of property, plant and equipment.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the six months ended June 30, 2012 and 2011, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $152 million and $72 million, respectively. The company held current and noncurrent marketable securities of $746 million and $600 million as of June 30, 2012 and December 31, 2011, respectively.

Capital expenditures of $120 million and $158 million for the six months ended June 30, 2012 and 2011, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment. Proceeds from disposal of property, plant and equipment totaled $51 million and $29 million during the first half of 2012 and 2011, respectively.

Financing Activities

Cash utilized by financing activities during the six months ended June 30, 2012 and 2011 of $215 million and $476 million, respectively, included company stock repurchases, company dividend payments to stockholders, convertible note repayments and distributions paid to holders of noncontrolling interests.

Cash flows from financing activities included the repurchase and cancellation of 2,623,049 shares of the company’s common stock for $133 million during the first half of 2012 and 5,113,800 shares of the company’s common stock for $359 million during the first half of 2011 under its stock repurchase program.

Quarterly cash dividends were declared at a rate of $0.16 per share in the second quarter of 2012 (compared to $0.125 in the second quarter of 2011) and are typically paid during the month following the quarter in which they are declared. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors. Dividends of $49 million were paid during the first six months of 2012 compared to $44 million during the corresponding period in the prior year.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the 2004 Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2011 and second quarter of 2012 and the 2004 Notes were therefore classified as short-term debt. During the six months ended June 30, 2012, holders converted $0.3 million of the 2004 Notes in exchange for the principal balance owed in cash plus 6,078 shares of the company’s common stock. During the six months ended June 30, 2011, holders converted $71 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,565,434 shares of the company’s common stock. The company does not know the timing or principal amount of the remaining 2004 Notes that may be presented for conversion by the holders in the future. Additionally, the 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

Capital contributions received from joint venture partners were $3 million and $23 million during the six months ended June 30, 2012 and 2011, respectively. Capital contributions in the first half of 2011 represent the funding of a recently formed joint venture that is providing services to the Department of Energy under a contract for a gaseous diffusion plant in Portsmouth, Ohio. Distributions paid to holders of noncontrolling interests were $40 million and $41 million during the six months ended June 30, 2012 and 2011, respectively. Distributions in both years primarily related to an iron ore joint venture project in Australia. See Note 14 to the annual report on Form 10-K for further discussion of this project.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of other comprehensive loss. Unrealized gains of $5 million in 2012 relate to the effect of exchange rate changes on cash. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses is considered nominal.

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

As of June 30, 2012, the company had a combination of committed and uncommitted lines of credit that totaled $3.8 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. The committed lines consist of the two facilities discussed above, as well as a $500 million letter of credit facility that matures in 2014. Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. As of June 30, 2012, $1.2 billion in letters of credit were outstanding under these committed and uncommitted lines of credit. As an alternative to letter of credits, surety bonds are also used as a form of credit enhancement.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain consolidated and unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of June 30, 2012 were estimated to be $6.5 billion. The company assessed its performance guarantee obligation as of June 30, 2012 and December 31, 2011 in accordance with ASC 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first half of 2012. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2011 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended June 30,
(in millions)	2012	2011

Backlog — beginning of period	$42,453.4	$37,186.1
New awards	7,301.7	9,688.1
Adjustments and cancellations, net	216.6	(701.2)
Work performed	(6,970.2)	(5,889.6)
Backlog — end of period	$43,001.5	$40,283.4

	Six Months Ended June 30,
(in millions)	2012	2011

Backlog — beginning of period	$39,483.7	$34,908.7
New awards	15,695.9	15,883.6
Adjustments and cancellations, net	899.6	309.4
Work performed	(13,077.7)	(10,818.3)
Backlog — end of period	$43,001.5	$40,283.4

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended June 30, 2012 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (2)

April 1, 2012 – April 30, 2012	—	$—	—	10,800,000

May 1, 2012 – May 31, 2012	709,848	50.86	700,000	10,100,000

June 1, 2012 – June 30, 2012	1,473,049	47.35	1,473,049	8,626,951

Total	2,182,897	$48.49	2,173,049

(1)          Includes 9,848 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans and 2,173,049 shares of company stock repurchased and cancelled by the company during May and June 2012 under its stock repurchase program for total consideration of $105,407,064.

(2)          On November 3, 2011, the company announced that the Board of Directors had approved the repurchase of up to 12,000,000 shares of our common stock. This repurchase program is ongoing and does not have an expiration date.

Item 5. Other Information

In May 2012, the company entered into an agreement with its former Chief Financial Officer, D. Michael Steuert, pursuant to which he agreed to provide advisory and consultation services to the company as and when requested by the company for up to one year. Mr. Steuert will be paid a retainer of $30,000 per month for the first seven months and then at an hourly rate thereafter.

Item 6.            Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 8, 2012).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on May 8, 2012).

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

4.5

Second Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of June 22, 2012 (incorporated by reference to Exhibit 4.2 to the registrant’s Form S-3ASR filed on June 22, 2012).

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

10.12	Summary of Fluor Corporation Non-Management Director Compensation.*

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

10.33

Form of Value Driver Incentive Award Agreement (payable in shares) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.33 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2012).

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

10.38	Offer of Employment Letter from Fluor Corporation to Biggs C. Porter (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2012).

10.39	Consulting Agreement between Fluor Corporation and D. Michael Steuert, dated May 11, 2012. *

31.1	Certification of Chief Executive Officer of Fluor Corporation.*

31.2	Certification of Chief Financial Officer of Fluor Corporation.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011, and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2012 and 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	August 2, 2012	/s/ Biggs C. Porter
Biggs C. Porter
Senior Vice President and Chief Financial Officer

Date:	August 2, 2012	/s/ Gary G. Smalley
Gary G. Smalley
Senior Vice President and Controller