Form 10-Q
period 2012-09-30
FLUOR CORP
filed 2012-11-01
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 26, 2012, 166,509,480 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

September 30, 2012

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

TOTAL REVENUE	$7,136,056	$6,037,613	$20,554,413	$17,129,265

TOTAL COST OF REVENUE	6,829,781	5,775,527	19,653,774	16,290,102

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	40,884	37,258	109,932	102,189
Interest expense	6,890	2,027	20,381	8,134
Interest income	(6,001)	(8,136)	(23,157)	(24,367)
Total cost and expenses	6,871,554	5,806,676	19,760,930	16,376,058

EARNINGS BEFORE TAXES	264,502	230,937	793,483	753,207
INCOME TAX EXPENSE	92,164	69,348	251,449	238,946

NET EARNINGS	172,338	161,589	542,034	514,261

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	27,755	26,227	81,379	73,689

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$144,583	$135,362	$460,655	$440,572

BASIC EARNINGS PER SHARE	$0.87	$0.79	$2.74	$2.54

DILUTED EARNINGS PER SHARE	$0.86	$0.78	$2.72	$2.51

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	166,660	171,576	167,925	173,607
DILUTED	167,968	173,178	169,271	175,819

DIVIDENDS DECLARED PER SHARE	$0.16	$0.125	$0.48	$0.375

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

NET EARNINGS	$172,338	$161,589	$542,034	$514,261

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	24,168	(78,883)	27,416	(36,167)
Ownership share of equity method investees’ other comprehensive gain (loss)	133	(5,774)	(1,356)	(5,071)
Pension plan adjustment	1,027	26,022	6,367	37,661
Unrealized gain (loss) on derivative contracts	412	(14,427)	2,001	(12,450)
Unrealized gain (loss) on debt securities	393	(627)	285	(416)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	26,133	(73,689)	34,713	(16,443)

COMPREHENSIVE INCOME	198,471	87,900	576,747	497,818

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	27,505	24,438	80,792	79,900

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$170,966	$63,462	$495,955	$417,918

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	September 30,	December 31,
(in thousands, except share amounts)	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents ($460,192 and $472,597 related to variable interest entities (“VIEs”))	$2,151,026	$2,161,411
Marketable securities, current ($55,484 and $0 related to VIEs)	378,331	96,438
Accounts and notes receivable, net ($180,729 and $167,238 related to VIEs)	1,215,693	1,235,935
Contract work in progress ($216,735 and $264,014 related to VIEs)	2,285,211	1,946,747
Deferred taxes	282,077	207,674
Other current assets	205,769	232,418
Total current assets	6,518,107	5,880,623

Marketable securities, noncurrent	310,468	503,550
Property, plant and equipment (net of accumulated depreciation of $1,021,599 and $947,223)	962,222	921,585
Investments and goodwill	278,243	225,246
Deferred taxes	97,066	167,387
Deferred compensation trusts	328,037	303,016
Other	275,297	268,869
TOTAL ASSETS	$8,769,440	$8,270,276

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($325,095 and $239,522 related to VIEs)	$2,023,426	$1,734,686
Convertible senior notes and other notes payable	23,702	19,458
Advance billings on contracts ($282,913 and $469,644 related to VIEs)	876,001	1,107,559
Accrued salaries, wages and benefits ($73,918 and $39,581 related to VIEs)	665,948	668,107
Other accrued liabilities ($7,243 and $23,427 related to VIEs)	357,980	310,301
Total current liabilities	3,947,057	3,840,111

LONG-TERM DEBT DUE AFTER ONE YEAR	524,947	513,500
NONCURRENT LIABILITIES	526,093	456,759
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 166,508,134 and 168,979,199 shares in 2012 and 2011, respectively	1,665	1,690
Additional paid-in capital	—	2,574
Accumulated other comprehensive loss	(163,992)	(199,292)
Retained earnings	3,842,313	3,590,553
Total shareholders’ equity	3,679,986	3,395,525

Noncontrolling interests	91,357	64,381

Total equity	3,771,343	3,459,906

TOTAL LIABILITIES AND EQUITY	$8,769,440	$8,270,276

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30,
(in thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$542,034	$514,261
Adjustments to reconcile net earnings to cash (utilized) provided by operating activities:
Depreciation of fixed assets	155,497	148,042
Amortization of intangibles	1,539	2,170
Restricted stock and stock option amortization	28,240	28,551
Deferred compensation trust	(25,019)	22,313
Deferred compensation obligation	28,813	(24,948)
Deferred taxes	(28,856)	(9,560)
Excess tax benefit from stock-based plans	(4,318)	(12,319)
Retirement plan accrual, net of contributions	7,761	(12,130)
Changes in operating assets and liabilities	(186,378)	26,569
Undistributed earnings of equity method investments	(14,755)	18,773
Other items	5,744	9,457
Cash provided by operating activities	510,302	711,179

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of marketable securities	(813,440)	(558,009)
Proceeds from the sales and maturities of marketable securities	724,635	653,235
Capital expenditures	(188,876)	(237,404)
Proceeds from disposal of property, plant and equipment	65,623	43,619
Investments in partnerships and joint ventures	(12,028)	(7,562)
Proceeds from the sale of assets	—	11,016
Acquisitions	(19,337)	(15,300)
Other items	(7,697)	5,743
Cash utilized by investing activities	(251,120)	(104,662)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common stock	(164,187)	(599,891)
Dividends paid	(75,646)	(66,351)
Proceeds from issuance of Senior Notes	—	495,595
Debt issuance costs	—	(4,059)
Settlement of U.S. Treasury rate lock agreements	—	(16,778)
Repayment of convertible debt	(903)	(73,039)
Distributions paid to noncontrolling interests	(61,917)	(72,270)
Capital contribution by joint venture partners	3,553	22,589
Taxes paid on vested restricted stock	(11,696)	(18,690)
Stock options exercised	10,155	25,343
Excess tax benefit from stock-based plans	4,318	12,319
Other items	6,845	(4,236)
Cash utilized by financing activities	(289,478)	(299,468)

Effect of exchange rate changes on cash	19,911	(55,757)

Increase (decrease) in cash and cash equivalents	(10,385)	251,292

Cash and cash equivalents at beginning of period	2,161,411	2,134,997

Cash and cash equivalents at end of period	$2,151,026	$2,386,289

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2011 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2012 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of September 30, 2012 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2011 have been reclassified to conform to the 2012 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

(2)                   New accounting pronouncements implemented by the company during the nine months ended September 30, 2012 or requiring implementation in future periods are discussed below or in the notes, where applicable.

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements.” The amendments in ASU 2012-04 make technical corrections, clarifications and limited-scope improvements to various topics throughout the Accounting Standards Codification. ASU 2012-04 is effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for interim and annual reporting periods beginning after December 15, 2012. Management does not expect the adoption of ASU 2012-04 to have a material impact on the company’s financial position, results of operations or cash flows.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections,” which amends various SEC sections in the Accounting Standards Codification as a result of (1) the issuance of SEC Staff Accounting Bulletin No. 114, (2) the issuance of SEC Release No. 33-9250 and (3) corrections related to ASU 2010-22, “Technical Corrections to SEC Paragraphs.” ASU 2012-03 was effective upon issuance. The adoption of ASU 2012-03 did not have an impact on the company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows entities testing an indefinite-lived intangible asset for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. ASU 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. Management does not expect the adoption of ASU 2012-02 to have a material impact on the company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. generally accepted accounting principles (“GAAP”) more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013 and will be applied on a retrospective basis.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

The tax effects of the components of other comprehensive income for the three months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$38,768	$(14,600)	$24,168	$(125,682)	$46,799	$(78,883)
Ownership share of equity method investees’ other comprehensive income (loss)	165	(32)	133	(9,199)	3,425	(5,774)
Pension plan adjustment	1,643	(616)	1,027	41,636	(15,614)	26,022
Unrealized gain (loss) on derivative contracts	693	(281)	412	(22,011)	7,584	(14,427)
Unrealized gain (loss) on debt securities	630	(237)	393	(1,003)	376	(627)
Total other comprehensive income (loss)	41,899	(15,766)	26,133	(116,259)	42,570	(73,689)
Less: Other comprehensive (loss) attributable to noncontrolling interests	(250)	—	(250)	(1,789)	—	(1,789)
Other comprehensive income (loss) attributable to Fluor Corporation	$42,149	$(15,766)	$26,383	$(114,470)	$42,570	$(71,900)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The tax effects of the components of other comprehensive income for the nine months ended September 30, 2012 and 2011 are as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$43,922	$(16,506)	$27,416	$(61,968)	$25,801	$(36,167)
Ownership share of equity method investees’ other comprehensive (loss)	(1,138)	(218)	(1,356)	(7,281)	2,210	(5,071)
Pension plan adjustment	10,187	(3,820)	6,367	60,258	(22,597)	37,661
Unrealized gain (loss) on derivative contracts	3,465	(1,464)	2,001	(19,344)	6,894	(12,450)
Unrealized gain (loss) on debt securities	456	(171)	285	(665)	249	(416)
Total other comprehensive income (loss)	56,892	(22,179)	34,713	(29,000)	12,557	(16,443)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(587)	—	(587)	6,211	—	6,211
Other comprehensive income (loss) attributable to Fluor Corporation	$57,479	$(22,179)	$35,300	$(35,211)	$12,557	$(22,654)

(4)                   The effective tax rate, based on the company’s operating results for the three and nine months ended September 30, 2012, was 34.8 percent and 31.7 percent, respectively, compared to 30.0 percent and 31.7 percent for the corresponding periods of 2011. The effective tax rate for the three months ended September 30, 2012 was unfavorably impacted by the payment of additional foreign taxes from the settlement of an audit and a reassessment of certain tax exposures. The same period in 2011 was favorably impacted by a worthless stock deduction. The effective tax rate was similar for the nine months ended September 30, 2012 compared to the corresponding period of 2011. The effective tax rate for the nine months ended September 30, 2012 was favorably impacted by the recognition of a deferred tax benefit of $16 million primarily attributable to foreign taxes previously paid on certain unremitted foreign earnings in South Africa; the same period in 2011 was favorably impacted by the worthless stock deduction mentioned above.

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

(5)                  Cash paid for interest was $20.9 million and $5.0 million for the nine months ended September 30, 2012 and 2011, respectively. Income tax payments, net of receipts, were $243.2 million and $133.9 million during the nine-month periods ended September 30, 2012 and 2011, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)                   Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2012 and 2011 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Net earnings attributable to Fluor Corporation	$144,583	$135,362	$460,655	$440,572

Basic EPS:
Weighted average common shares outstanding	166,660	171,576	167,925	173,607

Basic earnings per share	$0.87	$0.79	$2.74	$2.54

Diluted EPS:
Weighted average common shares outstanding	166,660	171,576	167,925	173,607

Diluted effect:
Employee stock options and restricted stock units and shares	964	1,252	1,004	1,425
Conversion equivalent of dilutive convertible debt	344	350	342	787
Weighted average diluted shares outstanding	167,968	173,178	169,271	175,819

Diluted earnings per share	$0.86	$0.78	$2.72	$2.51

Anti-dilutive securities not included above	1,653	1,000	1,529	770

During the three and nine months ended September 30, 2012, the company repurchased and cancelled 600,900 and 3,223,949 shares of its common stock, respectively, under its stock repurchase program for $31 million and $164 million, respectively. During the three and nine months ended September 30, 2011, the company repurchased and cancelled 4,186,200 and 9,300,000 shares of its common stock, respectively, under its stock repurchase program for $241 million and $600 million, respectively.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012						December 31, 2011
	Fair Value Hierarchy						Fair Value Hierarchy
(in thousands)	Total	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3
Assets(1):
Cash and cash equivalents	$1,562	$1,562	(2)	$—		$—	$24,364	$24,364	(2)	$—		$—
Marketable securities, current	122,781	—		122,781	(3)	—	72,845	—		72,845	(3)
Deferred compensation trusts	80,626	80,626	(4)	—		—	76,844	76,844	(4)	—		—
Marketable securities, noncurrent	310,468	—		310,468	(5)	—	503,550	—		503,550	(5)	—
Derivative assets(6)
Commodity swap forward contracts	415	—		415		—	2,535	—		2,535		—
Foreign currency contracts	1,887	—		1,887		—	3,105	—		3,105		—

Liabilities(1):
Derivative liabilities(6)
Commodity swap forward contracts	$27	$—		$27		$—	$53	$—		$53		$—
Foreign currency contracts	20,962	—		20,962		—	4,612	—		4,612		—

(1) The company measures and reports assets and liabilities at fair value utilizing pricing information received from third parties. The company performs procedures to verify the reasonableness of pricing information received for significant assets and liabilities classified as Level 2.

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

(6)     See Note 8 for the classification of commodity swap contracts and foreign currency forward contracts on the Condensed Consolidated Balance Sheet. Commodity swap contracts and foreign currency forward contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of September 30, 2012: money market funds of $2 million, U.S. agency securities of $166 million, U.S. Treasury securities of $70 million, corporate debt securities of $188 million and other securities of $9 million. As of December 31, 2011, available-for-sale securities consisted of money market funds of $24 million, U.S. agency securities of $238 million, U.S. Treasury securities of $99 million, corporate debt securities of $235 million and other securities of $5 million. The amortized cost of these available-for-sale securities is not materially different than the fair value. During the three and nine months ended September 30, 2012, proceeds from the sales

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

and maturities of available-for-sale securities were $85 million and $434 million, respectively, compared to $154 million and $428 million for the corresponding periods of 2011.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		September 30, 2012		December 31, 2011
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Value	Fair Value	Value	Fair Value
Assets:
Cash(1)	Level 1	$1,424,806	$1,424,806	$1,225,480	$1,225,480
Cash equivalents(2)	Level 2	724,658	724,658	911,567	911,567
Marketable securities, current(3)	Level 2	255,550	255,550	23,593	23,593
Notes receivable, including noncurrent portion(4)	Level 3	32,710	32,710	41,957	41,957
Liabilities:
3.375% Senior Notes(5)	Level 2	$496,054	$529,101	$495,723	$500,254
1.5% Convertible Senior Notes(5)	Level 2	18,555	35,672	19,458	35,647
5.625% Municipal Bonds(5)	Level 2	17,790	17,924	17,777	17,901
Notes payable, including noncurrent portion(6)	Level 3	16,250	16,250	—	—

(1)     Cash consists of bank deposits. Carrying amounts approximate fair value.

(2) Cash equivalents consist of held-to-maturity time deposits with maturities of three months or less at the date of purchase. The carrying amounts of these time deposits approximate fair value because of the short-term maturity of these instruments.

(3) Marketable securities, current consist of held-to-maturity time deposits with original maturities greater than three months that will mature within one year. The carrying amounts of these time deposits approximate fair value because of the short-term maturity of these instruments.

(4)     Notes receivable are carried at net realizable value which approximates fair value. Factors considered by the company in determining the fair value include current interest rates, the term of the note, the credit worthiness of the borrower and any collateral pledged as security. Notes receivable are periodically assessed for impairment.

(5)     The fair value of the 3.375% Senior Notes, 1.5% Convertible Senior Notes and 5.625% Municipal Bonds are estimated based on quoted market prices for similar issues.

(6)    Notes payable consist primarily of equipment loans with banks at various interest rates with maturities ranging from less than one year to four years. The carrying value of notes payable approximates fair value. Factors considered by the company in determining the fair value include the company’s current credit rating, current interest rates, the term of the note and any collateral pledged as security.

(8)              The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with intercompany transactions, deposits denominated in non-functional currencies, and risk associated with interest rate volatility may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally mitigates the risk by utilizing derivative instruments as hedging instruments that are designated as either fair value or cash flow hedges in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

inception and at least quarterly thereafter, whether the hedging instruments are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all hedging instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the hedging instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the hedging instruments’ gains or losses due to changes in fair value are recorded as a component of accumulated other comprehensive income (loss) (“OCI”) and are reclassified into earnings when the hedged items settle. Any ineffective portion of a hedging instrument’s change in fair value is immediately recognized in earnings. The company does not enter into hedging instruments or engage in hedging activities for speculative purposes.

As of September 30, 2012, the company had total gross notional amounts of $701 million of foreign exchange forward contracts and $2 million of commodity swap contracts outstanding relating to engineering and construction contract obligations and intercompany transactions. The foreign exchange forward contracts are of varying duration, none of which extend beyond March 2014. The commodity swap contracts are of varying duration, none of which extend beyond August 2014. The impact to earnings due to hedge ineffectiveness was immaterial for the three and nine months ended September 30, 2012 and 2011, respectively.

The fair values of the hedging instruments under ASC 815 as of September 30, 2012 and December 31, 2011 are as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
(in thousands)	Location	2012	2011	Location	2012	2011
Commodity swaps	Other current assets	$415	$2,451	Other accrued liabilities	$10	$—
Foreign currency forwards	Other current assets	1,859	3,105	Other accrued liabilities	20,962	4,612
Commodity swaps	Other assets	—	84	Noncurrent liabilities	17	53
Foreign currency forwards	Other assets	28	—	Noncurrent liabilities	—	—
Total		$2,302	$5,640		$20,989	$4,665

The pre-tax amounts of gain (loss) recognized in earnings associated with the hedging instruments designated as fair value hedges for the three and nine months ended September 30, 2012 and 2011 are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2012	2011	2012	2011
Foreign currency forwards	Corporate general and administrative expense	$(12,075)	$10,836	$(19,773)	$15,147

The pre-tax amounts of gain (loss) recognized in earnings on the hedging instruments for the fair value hedges noted in the table above offset the amounts of gain (loss) recognized in earnings on the hedged items in the same locations on the Condensed Consolidated Statement of Earnings.

The after-tax amounts of gain (loss) recognized in OCI associated with the hedging instruments designated as cash flow hedges are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cash Flow Hedges (in thousands)	2012	2011	2012	2011
Commodity swaps	$619	$(417)	$1,011	$1,766
Foreign currency forwards	884	(1,173)	2,910	(691)
U.S. Treasury rate lock agreements	—	(10,486)	—	(10,486)
Total	$1,503	$(12,076)	$3,921	$(9,411)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The after-tax amounts of gain (loss) reclassified from accumulated OCI into earnings associated with the hedging instruments designated as cash flow hedges are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2012	2011	2012	2011
Commodity swaps	Total cost of revenue	$710	$1,570	$1,654	$3,122
Foreign currency forwards	Total cost of revenue	557	(81)	558	(663)
U.S. Treasury rate lock agreements	Interest expense	(262)	(43)	(786)	(43)
Total		$1,005	$1,446	$1,426	$2,416

(9)            Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan				Non-U.S. Pension Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$1,489	$8,960	$4,468	$26,880	$1,921	$1,542	$5,815	$5,992
Interest cost	8,323	9,191	24,970	27,575	8,070	8,537	24,518	25,676
Expected return on assets	(8,830)	(10,155)	(26,492)	(30,467)	(10,369)	(10,760)	(31,446)	(32,106)
Amortization of prior service cost	(28)	(47)	(85)	(140)	—	—	—	—
Recognized net actuarial loss	3,409	3,497	10,226	10,491	786	1,367	2,352	4,464
Gain on curtailment	—	(618)	—	(618)	—	—	—	—
Net periodic pension expense	$4,363	$10,828	$13,087	$33,721	$408	$686	$1,239	$4,026

The company currently expects to fund approximately $30 million to $60 million into its defined benefit pension plans during 2012, which is expected to be in excess of the minimum funding required. During the nine months ended September 30, 2012, contributions of approximately $7 million were made by the company.

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

In the first quarter of 2012, the company adopted FASB ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan,” which amends ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of ASU 2011-09 is to enhance the transparency of disclosures about the significant multiemployer plans in which an employer participates, the level of the employer’s participation in those plans, the financial health of the plans and the nature of the employer’s commitments to the plans. The company was not required to make additional disclosures as a result of the adoption of ASU 2011-09.

(10)             In September 2011, the company issued $500 million of 3.375% Senior Notes (the “2011 Notes”) due September 15, 2021 and received proceeds of $492 million, net of underwriting discounts and debt issuance costs. Interest on the 2011 Notes is payable semi-annually on March 15 and September 15 of each year, and began on March 15, 2012. The company may, at any time, redeem the 2011 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, the company will be required to offer to purchase the 2011 Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The company is generally not limited under the indenture governing the 2011 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2011 and third quarter of 2012 and the 2004 Notes were therefore classified as short-term debt. During the nine months ended September 30, 2012, holders converted $0.9 million of the 2004 Notes in exchange for the principal balance owed in cash plus 17,352 shares of the company’s common stock. During the nine months ended September 30, 2011, holders converted $73 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,601,081 shares of the company’s common stock.

The following table presents information related to the liability and equity components of the 2004 Notes:

	September 30,	December 31,
(in thousands)	2012	2011

Carrying value of the equity component	$19,518	$19,514
Principal amount and carrying value of the liability component	18,555	19,458

The 2004 Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 36.2815 shares per each $1,000 principal amount of the 2004 Notes. Interest expense for the three and nine months ended September 30, 2012 included original coupon interest of $0.1 million and $0.2 million, respectively. Interest expense for the three and nine months ended September 30, 2011 included original coupon interest of $0.1 million and $0.4 million, respectively. The if-converted value of $38 million was in excess of the principal value as of September 30, 2012.

In the third quarter of 2012, the company assumed notes payable totaling $16 million, of which $5 million was classified as current, in connection with the acquisition of a small equipment company. The notes payable consist primarily of equipment loans with banks at various interest rates with maturities ranging from less than one year to four years.

As of September 30, 2012, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)             The company’s executive and director stock-based compensation plans are described, and informational disclosures provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2011. In the first nine months of 2012 and 2011, restricted stock units and restricted shares totaling 450,668 and 291,912, respectively, were granted to executives and directors at weighted-average per share prices of $61.70 and $70.59, respectively. For the company’s executives, the restricted units and shares granted in 2012 and 2011 vest ratably over three years. For the company’s directors, other than the initial grant that certain directors received upon joining the Board of Directors which vests ratably over a five year period, the restricted units and shares granted in 2012 and 2011 vest or vested on the first anniversary of the grant. During the first nine months of 2012 and 2011, options for the purchase of 688,380 shares at a weighted-average exercise price of $62.18 per share and 548,391 shares at a weighted-average exercise price of $70.76 per share, respectively, were awarded to executives. The options granted in 2012 and 2011 vest ratably over three years. The options expire ten years after the grant date.

(12)             The company applies the provisions of ASC 810-10-45, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net earnings attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and nine months ended September 30, 2012, earnings attributable to noncontrolling interests were $28.0 million and $82.3 million, respectively, and the related tax effect was $0.2 million and $0.9 million, respectively. For the three and nine months ended September 30, 2011, earnings attributable to noncontrolling interests were $26.2 million and $74.5 million, respectively, and the related tax effect was less than $0.1 million and $0.8 million, respectively. Distributions paid to noncontrolling interests were $61.9 million and $72.3 million for the nine

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

months ended September 30, 2012 and 2011, respectively. Capital contributions by noncontrolling interests were $3.6 million and $22.6 million for the nine months ended September 30, 2012 and 2011, respectively.

(13)             The company and certain of its subsidiaries are involved in various litigation matters. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Recognized claims against clients amounted to $298 million for both September 30, 2012 and December 31, 2011, and are primarily included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.

As of September 30, 2012, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

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

As of September 30, 2012, the company had recorded $278 million of claim revenue related to this issue for costs incurred to date. The company believes the ultimate recovery of incurred costs related to the claim is probable under ASC 605-35-25. The company will continue to periodically evaluate its position and the amount recognized in revenue with respect to this claim. The project is substantially complete. As of September 30, 2012, the client had withheld the contractual maximum for liquidated damages related to the dispute of approximately $150 million. The company is seeking to recover in arbitration all damages resulting from the client’s breaches of the contract for the project, including the claim amount and a significant portion of the liquidated damages. Hearings in the arbitration on the company’s claims have been completed, and the parties are awaiting the decision of the arbitrators. The client has filed a counterclaim against the company seeking to recover costs associated with alleged defects. The counterclaim is currently scheduled for hearing in 2013. To the extent the company is not successful in recovering its damages or the client’s counterclaim is successful, there could be a substantial charge to earnings.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

The company had previously recognized claim revenue of $33 million for outstanding claims on two embassy projects. During the first quarter of 2012, the company received an adverse judgment from the Board of Contract Appeals associated with a claim on one embassy project and, as a result, recorded a charge of $13 million. The company believes that the decision was incorrect and has filed an appeal with the Federal Circuit. Total claims-related costs incurred to date for the last remaining claim, along with requests for equitable adjustment, exceed the amount recorded in claim revenue. All claims have been certified in accordance with federal contracting requirements. A hearing on the final embassy claim was held during the second quarter of 2012 and final written submissions are expected to be completed in the fourth quarter of 2012.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(14)         In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of September 30, 2012 were estimated to be $4.3 billion. The company assessed its performance guarantee obligation as of September 30, 2012 and December 31, 2011 in accordance with ASC 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

(15)             In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Such funding is infrequent and is not anticipated to be material. The company accounts for its partnerships and joint ventures in accordance with ASC 810.

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

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

company recognizes its proportionate share of revenue, cost and segment profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet as allowed under ASC 810-10-45-14. The equity and cost methods of accounting for the investments are also used, depending on the company’s respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The aggregate investment carrying value of the unconsolidated VIEs was $71 million and $50 million as of September 30, 2012 and December 31, 2011, respectively, and was classified under “Investments and goodwill” in the Condensed Consolidated Balance Sheet. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of September 30, 2012 for the unconsolidated VIEs were $55 million.

In some cases, the company is required to consolidate certain VIEs. As of September 30, 2012, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $691 million, respectively. As of December 31, 2011, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $774 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

None of the VIEs are individually material to the company’s results of operations, financial position or cash flows except for the Fluor SKM joint venture, a consolidated joint venture formed for the execution of an iron ore joint venture project in Australia, which is material to the company’s revenue. The company’s results of operations included revenue related to the Fluor SKM joint venture of $1.0 billion and $2.5 billion for the three and nine months ended September 30, 2012, respectively, and $407 million and $1.3 billion for the three and nine months ended September 30, 2011, respectively.

(16)          Operating information by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
External Revenue (in millions)	2012	2011	2012	2011
Oil & Gas	$2,551.6	$2,217.9	$6,887.4	$5,852.1
Industrial & Infrastructure	3,201.6	2,404.0	9,352.2	6,992.8
Government	790.1	882.4	2,511.5	2,548.9
Global Services	422.9	389.9	1,252.8	1,174.5
Power	169.9	143.4	550.5	561.0
Total external revenue	$7,136.1	$6,037.6	$20,554.4	$17,129.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Profit (Loss) (in millions)	2012	2011	2012	2011
Oil & Gas	$87.2	$73.7	$244.7	$204.2
Industrial & Infrastructure	132.3	67.5	356.2	268.5
Government	22.9	43.0	98.1	108.8
Global Services	41.9	39.1	133.8	111.4
Power	(6.0)	12.6	(14.5)	71.8
Total segment profit	$278.3	$235.9	$818.3	$764.7

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Total Segment Profit to Earnings Before Taxes (in millions)	2012	2011	2012	2011
Total segment profit	$278.3	$235.9	$818.3	$764.7
Corporate general and administrative expense	(40.9)	(37.3)	(109.9)	(102.2)
Interest income, net	(0.9)	6.1	2.8	16.2
Earnings attributable to noncontrolling interests	28.0	26.2	82.3	74.5
Earnings before taxes	$264.5	$230.9	$793.5	$753.2

Total assets by segment are as follows:

	September 30,	December 31,
Total assets (in millions)	2012	2011
Oil & Gas	$1,552.7	$1,245.0
Industrial & Infrastructure	1,084.2	943.6
Government	814.4	799.6
Global Services	939.7	936.6
Power	117.7	191.1

The increase in total assets for the Oil & Gas and Industrial & Infrastructure segments was due to an increase in project working capital for project execution activities. The change in total assets for the Power segment was due to a decrease in project working capital.

(17)          Subsequent Event

In October 2012, the company sold its unconsolidated interest in a telecommunications company located in the United Kingdom and, as a result, will recognize a pre-tax gain of approximately $40 million in the fourth quarter of 2012.

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

RESULTS OF OPERATIONS

Summary

Consolidated revenue for the three months ended September 30, 2012 increased 18 percent to $7.1 billion, from $6.0 billion for the three months ended September 30, 2011. Consolidated revenue for the nine months ended September 30, 2012 increased 20 percent to $20.6 billion, from $17.1 billion for the corresponding period in the prior year. The revenue increases in the current year periods were principally due to substantial growth in the mining and metals business line of the Industrial & Infrastructure segment, as well as growth in the Oil & Gas segment.

Net earnings attributable to Fluor Corporation were $145 million, or $0.86 per diluted share, and $461 million, or $2.72 per diluted share, for the three and nine months ended September 30, 2012, compared to net earnings attributable to Fluor Corporation of $135 million, or $0.78 per diluted share, and $441 million, or $2.51 per diluted share, for the corresponding periods of 2011. In the 2012 periods, there was improved performance in the Industrial & Infrastructure, Oil & Gas and Global Services segments, offset somewhat by lower earnings in the Power and Government segments.

The uncertain economic conditions in Europe and other markets have resulted in a highly competitive business environment that has continued to put increased pressure on margins. This competitive environment is expected to continue and, in certain cases, may result in more lump-sum project execution for the company. In some instances, margins are being negatively impacted by the change in the mix of work performed (e.g., a higher mix of construction-related work and a higher content of customer-furnished materials, which typically generate lower margins than engineering work or projects without customer-furnished materials).

The mining and metals business line of the Industrial & Infrastructure segment has grown rapidly over the last four years, but is now showing signs of slowing down. During the third quarter of 2012, the segment experienced lower new award volume for mining projects, cancellations of two mining projects totaling $2.0 billion, and the deferral of major capital investment decisions by some mining customers due to project cost escalation, softening commodity demand and project-specific circumstances. The timing of when capital investment by these mining customers could resume is uncertain. However, it is possible that the weakened mining market conditions could be prolonged.

The effective tax rate, based on the company’s operating results for the three and nine months ended September 30, 2012, was 34.8 percent and 31.7 percent, respectively, compared to 30.0 percent and 31.7 percent for the corresponding periods of 2011. The effective tax rate for the three months ended September 30, 2012 was unfavorably impacted by the payment of additional foreign taxes from the settlement of an audit and a reassessment of certain tax exposures. The same period in 2011 was favorably impacted by a worthless stock deduction. The effective tax rate was similar for the nine months ended September 30, 2012 compared to the corresponding period of 2011. The effective tax rate for the nine months ended September 30, 2012 was favorably impacted by the recognition of a deferred tax benefit of $16 million primarily attributable to foreign taxes previously paid on certain unremitted foreign earnings in South Africa; the same period in 2011 was favorably impacted by the worthless stock deduction mentioned above.

Consolidated new awards were $6.3 billion and $22.0 billion for the three and nine months ended September 30, 2012 compared to new awards of $6.7 billion and $22.6 billion for the three and nine months ended September 30, 2011. The Government, Oil & Gas and Industrial & Infrastructure segments were the major contributors to the new award activity in the current year periods. Approximately 73 percent of consolidated new awards for the nine months ended September 30, 2012 were for projects located outside of the United States compared to 87 percent for the first nine months of 2011.

Consolidated backlog as of September 30, 2012 decreased two percent to $40.8 billion from $41.8 billion as of September 30, 2011. As of September 30, 2012, approximately 75 percent of consolidated backlog related to projects located outside the United States compared to 80 percent as of September 30, 2011. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Oil & Gas

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011

Revenue	$2,551.6	$2,217.9	$6,887.4	$5,852.1
Segment profit	87.2	73.7	244.7	204.2

Revenue for the three and nine months ended September 30, 2012 increased 15 percent and 18 percent, respectively, compared to the corresponding periods in 2011. Segment profit for the three and nine months ended September 30, 2012 increased 18 percent and 20 percent, respectively, compared to the three and nine months ended September 30, 2011. The increases in revenue and segment profit were the result of higher project execution activities for several projects in the segment, including a coal bed methane gas project in Australia, a grassroots petrochemical complex in the Middle East and a major mine replacement project in Canada. Segment profit margin for the three and nine months ended September 30, 2012 was 3.4 percent and 3.6 percent, respectively, compared to 3.3 percent and 3.5 percent, respectively, for the same periods in the prior year.

New awards for the three months ended September 30, 2012 were $2.0 billion, compared to $1.6 billion for the corresponding period of 2011. Current quarter awards included a petrochemical facility project in the United States. Backlog as of September 30, 2012 increased 31 percent to $19.1 billion compared to $14.6 billion as of September 30, 2011, primarily driven by strong new award activity in the first half of this year. Although market conditions remain very competitive, the increase in backlog reflects the improvement in the segment’s markets, particularly the increasing worldwide demand for new capacity in oil and gas production, refining and petrochemicals.

Total assets in the segment increased to $1.6 billion at September 30, 2012 from $1.2 billion as of December 31, 2011 due to an increase in working capital related to the growth in project execution activities.

Industrial & Infrastructure

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Revenue	$3,201.6	$2,404.0	$9,352.2	$6,992.8
Segment profit	132.3	67.5	356.2	268.5

Revenue for the three and nine months ended September 30, 2012 increased 33 percent and 34 percent, respectively, compared to the corresponding periods of 2011, due to substantial growth in the mining and metals business line. Segment profit also increased significantly for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 primarily as the result of increased project contributions associated with the revenue increase for the current year, as well as the impact of charges taken in the prior year periods for the Greater Gabbard Offshore Wind Farm (“Greater

Gabbard”) Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client’s offshore wind farm project in the United Kingdom. Segment profit for the three and nine months ended September 30, 2011 was negatively affected by $38 million and $52 million, respectively, for these project charges, due to additional costs associated with project execution activities.

Segment profit margin for the three and nine months ended September 30, 2012 was 4.1 percent and 3.8 percent, respectively, compared to 2.8 percent and 3.8 percent, respectively, for the same periods in the prior year. Both of the 2011 comparison periods were negatively impacted by the Greater Gabbard Project charges, noted above. Additionally, in both of the current year periods, the segment had a higher mix of construction revenue than in the 2011 periods. Construction activities typically generate lower margins than engineering services due to the higher content of customer-furnished materials.

The company is involved in a dispute in connection with the Greater Gabbard Project. The dispute relates to the company’s claim for additional compensation for schedule and cost impacts arising from delays in the fabrication of monopiles and transition pieces, along with certain disruption and productivity issues associated with construction activities and weather-related delays. The company believes the schedule and cost impacts are attributable to the client and other third parties. As of September 30, 2012, the company had recorded $278 million of claim revenue related to this issue for costs incurred to date. The company believes the ultimate recovery of incurred costs related to the claim is probable under ASC 605-35-25. The company will continue to periodically evaluate its position and the amount recognized in revenue with respect to this claim. The project is substantially complete. As of September 30, 2012, the client had withheld the contractual maximum for liquidated damages related to the dispute of approximately $150 million. The company is seeking to recover in arbitration all damages resulting from the client’s breaches of the contract for the project, including the claim amount and a significant portion of the liquidated damages. Hearings in the arbitration on the company’s claims have been completed, and the parties are awaiting the decision of the arbitrators. The client has filed a counterclaim against the company seeking to recover costs associated with alleged defects. The counterclaim is currently scheduled for hearing in 2013. To the extent the company is not successful in recovering its damages or the client’s counterclaim is successful, there could be a substantial charge to earnings.

New awards for the three months ended September 30, 2012 were $1.7 billion compared to $2.8 billion for the 2011 comparison period. New awards for the current quarter were spread across all business lines and included a managed toll lane project in Virginia and a blood fractionation project in Georgia. New awards for the 2011 quarter included the infrastructure and processing facilities for a major copper project in Peru. Backlog declined to $16.2 billion as of September 30, 2012 compared to $22.3 billion as of September 30, 2011 as a result of lower new award volume in the mining and metals business line, cancellations of two mining projects totaling $2.0 billion, and the deferral of major capital investment decisions by some mining customers due to project cost escalation, softening commodity demand and project-specific circumstances. The timing of when capital investment by these mining customers could resume is uncertain. However, it is possible that the weakened mining market conditions could be prolonged.

Total assets in the segment increased to $1.1 billion as of September 30, 2012 from $944 million as of December 31, 2011 due to an increase in working capital to support the project execution activities in the mining and metals business line.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Revenue	$790.1	$882.4	$2,511.5	$2,548.9
Segment profit	22.9	43.0	98.1	108.8

Revenue for the three months ended September 30, 2012 decreased 10 percent compared to the same period in the prior year, principally due to a reduction in the volume of work on the Logistics Civil Augmentation Program (“LOGCAP IV”) for the United States Army in Afghanistan. In addition, a decline in revenue for the close-out of the American Recovery and Reinvestment Act funded work at the Savannah River Site Management and Operating Project (the “Savannah River Project”) in South Carolina was offset by growth in project execution activities associated with the gaseous diffusion plant contract for the Department of Energy in Portsmouth, Ohio (the “Portsmouth Project”) that was awarded in the first quarter of 2011. Revenue for the nine months ended September 30, 2012 declined slightly compared to the prior year period.

Segment profit for the three months ended September 30, 2012 decreased 47 percent compared to the corresponding 2011 period, due to lower award fee on LOGCAP IV. Segment profit for the nine months ended September 30, 2012 declined 10 percent compared to the first nine months of the prior year as the result of charges totaling $13 million related to an adverse judgment in the first quarter of 2012 associated with the company’s claim on an embassy project, which is discussed further in Note 13 to the Condensed Consolidated Financial Statements.

Segment profit margin for the three and nine months ended September 30, 2012 was 2.9 percent and 3.9 percent, respectively, compared to 4.9 percent and 4.3 percent for the three and nine months ended September 30, 2011. The lower segment profit margins in the 2012 periods were primarily due to the factors discussed above that impacted revenue and segment profit.

New awards for the three months ended September 30, 2012 were $2.0 billion compared to $1.7 billion for the corresponding 2011 period. This increase was primarily due to higher funding for LOGCAP IV task orders. New awards in both periods included the annual funding of the Department of Energy contracts for the Savannah River Project and the Portsmouth Project. Backlog as of September 30, 2012 was $1.6 billion compared to $1.8 billion as of September 30, 2011.

Total assets in the Government segment were $814 million as of September 30, 2012 and $800 million as of December 31, 2011.

Global Services

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Revenue	$422.9	$389.9	$1,252.8	$1,174.5
Segment profit	41.9	39.1	133.8	111.4

Revenue increased eight percent for the three months ended September 30, 2012 compared to the same period in 2011, primarily due to an increase in the operations and maintenance business line’s international project execution activities. Revenue increased seven percent for the nine months ended September 30, 2012 compared to the corresponding period in the prior year, principally due to the equipment business line’s increased volume of activity in Peru, Mexico and Canada. The temporary staffing and operations and maintenance business lines also contributed to the year-to-date revenue increase.

Segment profit for the three and nine months ended September 30, 2012 increased seven percent and 20 percent, respectively, compared to the same periods in 2011, primarily due to contributions from the operations and maintenance and temporary staffing business lines. The operations and maintenance business line experienced higher contributions from various domestic and international projects. The temporary staffing business line contributed to the increase in segment profit due to improvement from North American and European operations. Segment profit margin was 9.9 percent in the current quarter compared to 10.0 percent for the same quarter in 2011. Segment profit margin for the nine months ended September 30, 2012 was 10.7 percent compared to 9.5 percent for the same period in 2011 due to improvement in margins from the operations and maintenance business line.

New awards for the three months ended September 30, 2012 were $165 million compared to $302 million for the corresponding period in 2011. Backlog as of September 30, 2012 was $1.8 billion compared to $2.0 billion as of September 30, 2011. Operations and maintenance activities that have yet to be performed comprise Global Services backlog. Short-duration operations and maintenance activities may not contribute to ending backlog. In addition, the equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

Total assets in the Global Services segment were $940 million as of September 30, 2012 and $937 million as of December 31, 2011.

Power

Revenue and segment profit (loss) for the Power segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Revenue	$169.9	$143.4	$550.5	$561.0
Segment profit (loss)	(6.0)	12.6	(14.5)	71.8

Revenue for the three months ended September 30, 2012 was 18 percent higher compared to the three months ended September 30, 2011. The revenue increase was primarily attributable to projects awarded in the latter part of 2011, including a new gas-fired power plant project in Texas and a new solar power project in Arizona. The prior year quarter included project execution activities for several projects which have since been completed, including gas-fired power plants in Texas, Virginia and Georgia. Revenue for the nine months ended September 30, 2012 was comparable to revenue for the first nine months of the prior year.

Segment profit and segment profit margin for the three months ended September 30, 2012 declined significantly compared to the three months ended September 30, 2011, primarily due to expenses associated with the company’s continued investment in NuScale, a small modular nuclear reactor technology company, in which the company acquired a majority interest in late 2011. In addition, the prior year period benefitted from contributions of projects that have since been completed, including the gas-fired power plants in Texas and Virginia. Segment profit and segment profit margin for the nine months ended September 30, 2012 declined significantly compared to the comparable period of 2011, primarily due to reduced contributions from several completed projects, including the gas-fired power plants in Texas and Virginia, and expenses associated with NuScale. The NuScale expenses for the three and nine months ended September 30, 2012 were $15.7 million and $40.6 million, respectively. The operations of NuScale are primarily for research and development activities. Although part of the Power segment, these activities could provide future benefits to both commercial and government clients.

The Power segment continues to be impacted by relatively weak demand for new power generation. Market segments that are best suited to yield new near-term opportunities include gas-fired combined cycle generation, renewable energy, regional transmission feasibility additions and air emissions compliance projects for existing coal-fired power plants. New awards for the three months ended September 30, 2012 were $581 million compared to $470 million in the third quarter of 2011. Backlog increased to $2.1 billion as of September 30, 2012 from $1.1 billion as of September 30, 2011, primarily due to the current quarter award of a new solar power project in California and the new award activity in the latter part of 2011 discussed above.

Total assets in the Power segment were $118 million as of September 30, 2012 and $191 million as of December 31, 2011. This change was due to a decrease in project working capital.

Other

Corporate general and administrative expense for the three and nine months ended September 30, 2012 was $40.9 million and $109.9 million compared to $37.3 million and $102.2 million for the three and nine months ended September 30, 2011. The increases in the current year periods were primarily the result of higher stock-based compensation expense. Both the three and nine months ended September 30, 2012 and the corresponding periods of the prior year were adversely affected by foreign currency losses.

Net interest expense was $0.9 million during the three months ended September 30, 2012 compared to net interest income of $6.1 million during the corresponding period of 2011. Net interest income was $2.8 million during the nine months ended September 30, 2012 compared to net interest income of $16.2 million during the nine months ended September 30, 2011. The decrease in net interest income for the three and nine months ended September 30, 2012 compared to the same periods in the prior year was primarily due to interest expense on the $500 million of 3.375% Senior Notes that were issued in September 2011.

Income tax expense for the three and nine months ended September 30, 2012 and 2011 is discussed above under “Results of Operations — Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to financial markets. The company has committed and uncommitted lines of credit totaling $3.8 billion, which may be used for revolving loans, letters of credit and/or general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $2.7 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity positions. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the capital markets. As of September 30, 2012, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of September 30, 2012 was 13.0 percent compared to 13.6 percent as of December 31, 2011.

Cash Flows

Cash and cash equivalents were $2.2 billion as of both September 30, 2012 and December 31, 2011. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.8 billion as of both September 30, 2012 and December 31, 2011. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. As of both September 30, 2012 and December 31, 2011, cash and cash equivalents held outside the United States amounted to $1.5 billion. The company did not consider any cash to be permanently reinvested overseas as of September 30, 2012 and December 31, 2011 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are impacted by changes in operating assets and liabilities which consist primarily of working capital balances. Working capital levels vary from period to period and are primarily affected by the company’s volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of engineering and construction projects, as well as the company’s execution of its projects within budget. Project working capital requirements also vary by project. For example, accounts receivable and contract work in progress relate to clients in various industries and locations throughout the world. Most contracts require payments as the projects progress. The company evaluates the counterparty credit risk of third parties as part of its project risk review process and in determining the appropriate level of reserves. The company maintains adequate reserves for potential credit losses and generally such losses have been minimal and within management’s estimates. In the current economic environment, it is more likely that such credit losses could occur and impact working capital requirements. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. As a result, the company’s cash position is reduced as customer advances are worked off, unless they are replaced by advances on other projects. The company maintains cash reserves and borrowing facilities to satisfy any net operating cash outflows in the event there is an investment in operating assets that exceeds the projects’ available cash balances.

During the nine months ended September 30, 2012, working capital increased primarily due to an increase in contract work in progress in the Oil & Gas and Industrial & Infrastructure segments and a decrease in advance billings in the Oil & Gas segment, partially offset by an increase in accounts payable in the Oil & Gas segment. The higher contract work in progress balance resulted from normal project execution activities and is expected to be billed and collected from clients. The decrease in advance billings was also the result of normal project execution activities for several projects. The higher accounts payable balance was the result of normal invoicing and payment activities associated with numerous projects. Working capital levels at September 30, 2011 remained consistent with levels as of December 31, 2010.

Cash provided by operating activities was $510 million for the nine months ended September 30, 2012 compared to $711 million for the nine months ended September 30, 2011. The period-over-period decrease in cash flows from operating activities was primarily attributable to a significant increase in working capital for normal project execution activities associated with numerous projects during the first nine months of 2012 compared to a relatively small change in working capital during the same period of 2011. The largest contributor to this was fluctuations in advance billings between the periods, primarily driven by progress toward completion on a coal bed methane gas project in Australia.

During the nine months ended September 2012 and 2011, the company had net cash outlays of $166 million and $297 million, respectively, to fund the project execution activities for the Greater Gabbard Project. Any significant recovery of our claim in the Greater Gabbard matter (see Note 13 to the Condensed Consolidated Financial Statements and “Results of Operations — Industrial & Infrastructure”) would result in additional liquidity.

The company contributed approximately $7 million into its defined benefit plans during the nine months ended September 30, 2012 compared to $50 million during the corresponding period of the prior year. The company expects to fund approximately $30 million to $60 million during 2012, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash utilized by investing activities amounted to $251 million and $105 million for the nine months ended September 30, 2012 and 2011, respectively. The primary investing activities included purchases, sales and maturities of marketable securities, capital expenditures and disposals of property, plant and equipment.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the nine months ended September 30, 2012, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $89 million. During the nine months ended September 30, 2011, proceeds from sales and maturities of marketable securities exceeded purchases by $95 million. The company held current and noncurrent marketable securities of $689 million and $600 million as of September 30, 2012 and December 31, 2011, respectively.

Capital expenditures of $189 million and $237 million for the nine months ended September 30, 2012 and 2011, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment. Proceeds from disposal of property, plant and equipment totaled $66 million and $44 million for the nine months ended September 30, 2012 and 2011, respectively.

Financing Activities

Cash utilized by financing activities during the nine months ended September 30, 2012 and 2011 of $289 million and $299 million, respectively, included company stock repurchases, company dividend payments to stockholders, convertible note repayments and distributions paid to holders of noncontrolling interests.

Cash flows from financing activities included the repurchase and cancellation of 3,223,949 shares of the company’s common stock for $164 million during the first nine months of 2012 and 9,300,000 shares of the company’s common stock for $600 million during the first nine months of 2011 under its stock repurchase program.

Quarterly cash dividends of $0.16 per share were declared in the third quarter of 2012 (compared to $0.125 per share in the third quarter of 2011) and are typically paid during the month following the quarter in which they are declared. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors. Dividends of $76 million were paid during the first nine months of 2012 compared to $66 million during the corresponding period in the prior year.

In September 2011, the company issued $500 million of 3.375% Senior Notes (the “2011 Notes”) due September 15, 2021 and received proceeds of $492 million, net of underwriting discounts and debt issuance costs. Interest on the 2011 Notes is payable semi-annually on March 15 and September 15 of each year, and began on March 15, 2012. The company may, at any time, redeem the 2011 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, the company will be required to offer to purchase the 2011 Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The company is generally not limited under the indenture governing the 2011 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions. These covenants are not expected to impact the company’s liquidity or capital resources.

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the 2004 Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2011 and third quarter of 2012 and the 2004 Notes were therefore classified as short-term debt. During the nine months ended September 30, 2012, holders converted $0.9 million of the 2004 Notes in exchange for the principal balance owed in cash plus 17,352 shares of the company’s common stock. During the nine months ended September 30, 2011, holders converted $73 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,601,081 shares of the company’s common stock. The company does not know the timing or principal amount of the remaining 2004 Notes that may be presented for conversion by the holders in the future. Additionally, the 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

Capital contributions received from joint venture partners were $4 million and $23 million during the nine months ended September 30, 2012 and 2011, respectively. Capital contributions in the first nine months of 2011 represent the funding of a joint venture that is providing services to the Department of Energy under a contract for a gaseous diffusion plant in Portsmouth, Ohio. Distributions paid to holders of noncontrolling interests were $62 million and $72 million during the nine months ended September 30, 2012 and 2011, respectively. Distributions in both years primarily related to an iron ore joint venture project in Australia. See Note 14 to the annual report on Form 10-K for further discussion of this project.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of other comprehensive loss. During the nine months ended September 30, 2012, most major foreign currencies strengthened against the U.S. dollar. As a result, the company had unrealized translation gains of $20 million in 2012 related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses is generally mitigated.

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

As of September 30, 2012, the company had a combination of committed and uncommitted lines of credit that totaled $3.8 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. The committed lines consist of the two facilities discussed above, as well as a $500 million letter of credit facility that matures in 2014. Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. As of September 30, 2012, $1.1 billion in letters of credit were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are also used as a form of credit enhancement.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain consolidated and unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of September 30, 2012 were estimated to be $4.3 billion of which an immaterial amount was recorded as a liability in accordance with ASC 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first nine months of 2012. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2011 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	September 30,
(in millions)	2012	2011
Backlog – beginning of period	$43,001.5	$40,283.4
New awards	6,317.2	6,747.3
Adjustments and cancellations, net	(1,495.9)	685.8
Work performed	(6,976.6)	(5,883.5)
Backlog – end of period	$40,846.2	$41,833.0

	Nine Months Ended
	September 30,
(in millions)	2012	2011
Backlog – beginning of period	$39,483.7	$34,908.7
New awards	22,013.2	22,630.9
Adjustments and cancellations, net	(596.4)	995.2
Work performed	(20,054.3)	(16,701.8)
Backlog – end of period	$40,846.2	$41,833.0

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended September 30, 2012 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (2)

July 1, 2012 – July 31, 2012	605	$49.34	—	8,626,951

August 1, 2012 – August 31, 2012	90	52.20	—	8,626,951

September 1, 2012 – September 30, 2012	601,712	52.09	600,900	8,026,051

Total	602,407	$52.09	600,900

(1)         Includes 1,507 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans and 600,900 shares of company stock repurchased and cancelled by the company during September 2012 under its stock repurchase program for total consideration of $31,308,306.

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

10.12	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q filed on August 2, 2012).

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

10.39

Consulting Agreement between Fluor Corporation and D. Michael Steuert, dated May 11, 2012 (incorporated by reference to Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q filed on August 2, 2012).

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

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011, and (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 1, 2012	/s/ Biggs C. Porter
Biggs C. Porter
Senior Vice President and Chief Financial Officer

Date:	November 1, 2012	/s/ Gary G. Smalley
Gary G. Smalley
Senior Vice President and Controller