Form 10-K
period 2012-12-31
FLUOR CORP
filed 2013-02-20
CIK 1124198

Use these links to rapidly review the document

FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

         As of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $8.2 billion based on the closing sale price as reported on the New York Stock Exchange.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2013
Common Stock, $.01 par value per share	162,508,215 shares
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2013 (Proxy Statement)	Part III

FLUOR CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

Defined Terms

        Except as the context otherwise requires, the terms "Fluor" or the "Registrant" as used herein are references to Fluor Corporation and its predecessors and references to the "company," "we," "us," or "our" as used herein shall include Fluor Corporation, its consolidated subsidiaries and divisions.

PART I

Item 1.    Business

        Fluor Corporation was incorporated in Delaware on September 11, 2000 prior to a reverse spin-off transaction involving the company. However, through our predecessors, we have been in business for over a century and celebrated our 100th anniversary during 2012. Our principal executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas 75039, telephone number (469) 398-7000.

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

Competitive Strengths

        As an integrated world class provider of engineering, procurement, construction, maintenance and project management services, we believe that our business model allows us the opportunity to bring to our clients on a global basis compelling business offerings that combine excellence in execution, safety, cost containment and experience. In that regard, we believe that our business strategies, which are based on certain of our core competencies, provide us with some significant competitive advantages:

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

        Safety    One of our core values and a fundamental business strategy is our constant pursuit of safety. Both for us and our clients, the maintenance of a safe and secure workplace is a key business driver. In the areas in which we provide our services, we have delivered and continue to deliver excellent safety performance, with our safety record being better than the industry average. In our estimation, a safe job site decreases risks on a project site, assures a proper environment for our employees and enhances their morale, reduces project cost and exposure and generally improves client relations. We believe that our safety record is one of our most distinguishing features.

        Global Execution Platform    As the largest U.S.-based, publicly-traded engineering, procurement, construction and maintenance company, we have a global footprint with employees situated throughout the world. Our global presence allows us to build local relationships that permit us to capitalize better on opportunities near these locations. It also allows us to mobilize quickly to international project sites.

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

        Client Relationships    We actively pursue relationships with new clients while at the same time building on our long-term relationships with existing clients. As the number of national oil companies and sovereign-owned clients increases, we are successfully forging new relationships with these companies, often at a local level. We continue to believe that long-term relationships with existing, sometimes decades-old, clients serves us well by allowing us to better understand and be more responsive to their requirements. Regardless of whether our clients are new or have been with us for many years, our ability to successfully foster relationships is a key driver to the success of our business.

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

General Operations

        Our services fall into five broad categories: engineering, procurement, construction, maintenance and project management. In addition, the company offers fabrication services. We offer these services independently as well as on a fully integrated basis. Our services can range from basic consulting activities, often at the early stages of a project, to complete design-build contracts.

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

Oil & Gas

        Through our Oil & Gas segment, we have long served the global oil and gas production, processing, and the chemical and petro-chemical industries, as an integrated service provider offering a full range of design, engineering, procurement, construction and project management services to a broad spectrum of energy-related industries. We serve a number of specific industries including upstream oil and gas production, downstream refining, offshore production, pipeline, chemicals and petrochemicals. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies that have the global strength and reach to perform extremely large projects in difficult locations. As the locations of large scale oil, gas and chemicals projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength, global reach and experience. Moreover, as many of our clients continue to recognize that they need to invest and expend resources to meet oil, gas and chemicals demands, we believe that the company has been and will continue to be extremely well-positioned to capitalize on these opportunities.

        As the global economy becomes increasingly more cost-competitive, clients are placing an increasing emphasis on lower cost project execution. We also are seeing that in many of the countries where we work, clients are requiring more local content in their projects through the use of in-country talent, as well as through the procurement of in-country goods and services. As a result, we continue to expand our footprint in growth regions while also emphasizing a dispersed execution model that allows resources from multiple offices to work on projects; we are emphasizing local training programs; and we are increasing our use of global execution centers such as our offices in Manila, Delhi and Cebu where we can continue to provide superior services but on a more cost-efficient basis. Another way in which we are addressing local content requirements is our increasing use of strategic alliances with local partners, where we can tie together our global expertise with an existing local presence.

        With each specific project, our role can vary. We may be involved in providing front-end engineering, program management and final design services, construction management services, self-perform construction, or oversight of other contractors and we may also assume responsibility for the procurement of labor, materials, equipment and subcontractors. We have the capacity to design and construct new facilities, upgrade and revamp existing facilities, rebuild facilities following fires and explosions, and expand refineries, processing plants, (petro)chemical facilities, pipelines and offshore installations. We also provide consulting services ranging from feasibility studies to process assessment to project finance structuring and studies.

        In the upstream sector, our clients need to develop additional and new sources of supply. Our typical projects in the upstream sector revolve around the production, processing and transporting of oil and gas resources, including the development of major new fields and pipelines, as well as liquefied natural gas (LNG) projects. We are also involved in offshore production facilities and we continue to see significant opportunities in the Canadian oil sands market and in conventional and unconventional gas projects in various geographical locations.

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

        In the chemicals and petrochemicals market, we have been very active for several years with major projects involving the expansion of ethylene based derivatives as well as in the production of polysilicon. The most active markets have been in the Middle East, as well as in China where there is significant demand for chemical products. In addition, we are involved in and continue to see significant opportunities in chemical, gas-to-liquid and LNG facilities in the United States, driven by the availability of low cost (shale) gas.

        With our partner Grupo ICA, we maintain a joint venture known as ICA Fluor, through which we continue to participate in the Mexican and Central American oil, gas, power, chemical and other markets.

Industrial & Infrastructure

        The Industrial & Infrastructure segment provides design, engineering, procurement and construction services to the transportation, wind power, mining and metals, life sciences, manufacturing, commercial and institutional, telecommunications, microelectronics and healthcare sectors. These projects often require state-of-the-art application of our clients' processes and intellectual knowledge. We focus on providing our clients with solutions to reduce and contain cost and to compress delivery schedules. By doing so, we are able to complete our clients' projects on a quick and more cost efficient basis.

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

        In mining and metals, we provide a full range of services to the iron ore, copper, diamond, gold, nickel, alumina, aluminum and other commodity-based industries. These services include feasibility studies through detailed engineering, design, procurement, construction, and commissioning and start-up support. We see many of these opportunities being developed in extreme altitudes, topographies and climates, such as the Andes Mountains, Mongolia, Western Australia and Africa. We are one of the few companies with the size and experience to pursue large scale mining and metals projects in these difficult locations.

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

Because the U.S. government is the single largest purchaser of outsourced services in the world, it represents an attractive opportunity for the company.

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

        Continuing operations and sustaining small capital project services are frequently executed under multi-year alliance agreements directly between Global Services and its clients. Clients demand these services to help achieve substantial operations improvements while they remain focused on their core business functions. Support services for large capital projects are provided to clients in concert with other Fluor segments or on a standalone basis. This segment often benefits from large projects that originate in another of our segments which can lead to long-term maintenance or operations opportunities. Alternatively, long-term maintenance contracts for Global Services can lead to larger capital projects for one of our other segments when that need arises.

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

        We also provide Site ServicesSM and Fleet OutsourcingSM through American Equipment Company, Inc., or AMECO®. AMECO provides integrated construction equipment, tool, and fleet service solutions on a global basis for construction projects and plant sites of third parties. AMECO supports large construction projects and plants at locations throughout North and South America, Africa including our growing presence in Mozambique, and the Middle East.

        Our supply chain solutions business line provides a full range of strategic sourcing solutions to help execute capital projects. Our material, equipment and subcontracted services specialists continually monitor and analyze supply market activity, allowing us to advise our clients on procurement strategies that can optimize cost and schedule to support increased return on investment. We also are in the process of creating a new procurement entity, Acqyre, which will provide strategic sourcing solutions to third parties.

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

        In nuclear, we are strategically positioned to offer our extensive nuclear experience for new build plants, capital modifications, extended power uprate (EPU) projects and operations and maintenance services on a global basis. We bring a resume of nuclear experience that includes construction of ten nuclear units, design of three nuclear units and maintenance and capital modification services for units operating in the United States. We continue to invest in NuScale Power, LLC, an Oregon-based small modular nuclear reactor ("SMR") technology company. NuScale is a leader in the development of light water, passively safe SMRs, which we believe will provide us with significant future opportunities.

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

Other Matters

Backlog

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power segments at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(in millions)
Oil & Gas	$18,181	$15,068
Industrial & Infrastructure	15,472	19,601
Government	978	1,091
Global Services	1,691	1,881
Power	1,877	1,843

Total	$38,199	$39,484

        The following table sets forth our consolidated backlog at December 31, 2012 and 2011 by region:

	December 31, 2012	December 31, 2011
	(in millions)
United States	$9,445	$8,572
Asia Pacific (including Australia)	5,846	10,517
Europe, Africa and Middle East	9,553	8,172
The Americas (excluding the United States)	13,355	12,223

Total	$38,199	$39,484

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

        We expect to perform approximately 55 percent of our backlog at December 31, 2012 in 2013. Although backlog reflects business that is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict the portion of our December 31, 2012 backlog estimated to be performed annually subsequent to 2013.

        For additional information with respect to our backlog, please see "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

Types of Contracts

        While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two groups of contracts: (a) cost reimbursable contracts and (b) fixed-price, lump-sum and guaranteed maximum contracts. In some markets, we are seeing "hybrid" contracts containing both fixed-price and cost reimbursable elements. As of December 31, 2012, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	December 31, 2012
	(in millions)	(percentage)
Cost Reimbursable	$32,604	85%
Fixed-Price, Lump-Sum and Guaranteed Maximum	$5,595	15%

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

Competition

        We are one of the world's largest providers of engineering, procurement and construction services. The markets served by our business are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as Bechtel Group, Inc., CH2M Hill Companies Limited, Jacobs Engineering Group, Inc., KBR Inc. and URS Corporation, and international-based companies such as AMEC plc, Balfour Beatty, Chicago Bridge and Iron Company N.V., Chiyoda Corporation, Foster Wheeler AG, Hyundai Engineering & Construction

Company, JGC Corporation, McDermott International, Inc., Samsung Engineering, Technip and WorleyParsons Limited.

        In the engineering and construction arena, our competition is primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. Our engineering, procurement and construction business derives its competitive strength from our diversity, excellence in execution, reputation for quality, technology, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage and ability to meet client requirements by performing construction on either a union or an open shop basis, ability to execute projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.

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

Significant Clients

        For 2012, revenue earned from BHP Billiton, agencies of the U.S. government and Exxon Mobil Corporation and its affiliates accounted for 13 percent, 12 percent and 11 percent, respectively, of our total revenue. We perform work for these clients under multiple contracts and sometimes through joint venture arrangements.

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

Research and Development

        Aside from our investment in NuScale Power, LLC, we generally do not engage in research and development efforts for new products and services and, during the past three fiscal years, we have not incurred cost for company-sponsored or client-sponsored research and development activities which would be material, special or unusual in any of our business segments. See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations — Power" for further discussion of the operations of NuScale Power, LLC.

Patents

        We hold patents and licenses for certain items that we use in our operations. However, none is so essential that its loss would materially affect our business.

Environmental, Safety and Health Matters

        We believe, based upon present information available to us, that our accruals with respect to future environmental cost are adequate and any future cost will not have a material effect on our consolidated financial position, results of operations, liquidity, capital expenditures or competitive position. Some factors, however, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup cost or the allocation of such cost among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.

Number of Employees

        The following table sets forth the number of employees of Fluor and its subsidiaries engaged in our business segments as of December 31, 2012:

Number of Employees
Salaried Employees:
Oil & Gas	11,323
Industrial & Infrastructure	4,310
Government	10,018
Global Services	2,940
Power	715
Other	3,286

Total Salaried	32,592
Craft and Hourly Employees	8,601

Total	41,193

        The number of craft and hourly employees, who provide support throughout the various business segments, varies in relation to the number, size and phase of execution of projects we have in process at any particular time.

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

        We conduct our business under various types of contractual arrangements where costs are estimated in advance. In terms of dollar-value, the majority of our contracts allocate the risk of cost overruns to our clients by requiring our clients to reimburse us for our cost. However, approximately 15 percent of the dollar-value of our backlog is currently fixed-price contracts, where we bear a significant portion of the risk for cost overruns. If we fail to accurately estimate the resources and time necessary for these types of contracts, or fail to complete these contracts within the timeframes and costs we have agreed upon, there could be a material impact on our financial results as well as our reputation. Risks under our contracts which could result in cost overruns, project delays or other problems can also include:

  •
  Difficulties related to the performance of our subcontractors, suppliers, equipment providers or other third parties (including joint venture or teaming partners);

  •
  Changes in local laws or difficulties in obtaining permits, rights of way or approvals;

  •
  Unanticipated technical problems, including issues with regard to the design or engineering phases of contracts;

  •
  Unforeseen increases in or failures to properly estimate the cost of raw materials, components, equipment, labor or the inability to timely obtain them;

  •
  Delays or productivity issues caused by weather conditions;

  •
  Incorrect assumptions related to productivity, scheduling estimates or future economic conditions; and

  •
  Project modifications creating unanticipated costs or delays.

        These risks tend to be exacerbated for longer-term contracts since there is increased risk that the circumstances under which we based our original bid could change with a resulting increase in costs. In many of these contracts, we may not be able to obtain compensation for additional work performed or expenses incurred, and if a project is not executed on schedule, we may be required to pay liquidated damages. In addition, these losses may be material and can, in some circumstances, equal or exceed the full value of the contract. In such events, our financial condition, results of operations or cash flow could be negatively impacted.

Intense competition in the global engineering, procurement and construction industry could reduce our market share and profits.

        We serve markets that are highly competitive and in which a large number of multinational companies compete. These markets can require substantial resources and investment in technology and skilled personnel. We also see a continuing influx of non-traditional competitors offering below-market pricing and terms. Competition can place downward pressure on our contract prices and profit margins, and may force us to consider accepting contractual terms and conditions that are not normal or customary. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

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

        We may be subject to a variety of legal proceedings, liability claims or contract disputes in virtually every part of the world. We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of cost they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters, including liabilities associated with divested businesses. For example, in the St. Joe Minerals matters which relate to a discontinued operation of the company, while we believe we will be ultimately successful, if we were unsuccessful in the defense of the claims arising in these matters or in the prosecution of and collection on our indemnity claims, or if there is a settlement of this matter, we would have to recognize a substantial charge to our earnings. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. With regard to insurance coverage, our professional liability coverage is on a "claims-made" basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposure, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, and reduce our cash available for operations. In other matters, we may be covered by indemnification agreements which may at times be difficult to enforce. Even if enforceable, it may be difficult to recover under these agreements if the indemnitor does not have the ability to financially support the indemnity. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed. For further information on matters in dispute, please see "13. Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

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

        Current global economic conditions have reduced and continue to negatively impact our clients' willingness and ability to fund their projects. These conditions make it difficult for our clients to accurately forecast and plan future business trends and activities, thereby causing our clients to slow or even curb spending on our services, or seek contract terms more favorable to them. Our government clients may face budget deficits or financial sequestration that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our partners, subcontractors or suppliers could increase our cost or adversely impact project schedules. These economic conditions have reduced to some extent the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations worldwide. Current financial market conditions and adverse credit market conditions could adversely affect our clients', our partners' or our own borrowing capacity, which support the continuation and expansion of projects worldwide, and could result in contract cancellations or suspensions, project delays, payment delays or defaults by our clients. Our ability to expand our business would be limited if, in the future, we are unable to access sufficient credit capacity, including capital market funding, bank credit, such as letters of credit, and surety bonding on favorable terms or at all. These disruptions could materially impact our backlog and profits. Finally, our business has traditionally lagged recoveries in the general economy, and therefore may not recover as quickly as the economy as a whole.

If we experience delays and/or defaults in client payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

        Because of the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from the client in amounts sufficient to cover expenditures as they are incurred. In difficult economic times, some of our clients may find it increasingly difficult to pay invoices for our services timely, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients for our large projects are project-specific entities that do not have significant assets other than their interests in the project. While we try to financially secure payments that will be owed to us, from time to time it may be difficult for us to collect payments owed to us by these clients. Delays in client payments may require us to make a working capital investment, which could impact our cash flows and liquidity. If a client fails to pay invoices on a timely basis or defaults in making its payments on a project in which we have devoted significant resources, there could be a material adverse effect on our results of operations or liquidity.

We are vulnerable to the cyclical nature of the markets we serve.

        The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. Although downturns can impact our entire business, our oil and gas, petrochemicals, power, and mining and metals lines exemplify businesses that are cyclical in nature and have historically been affected by a decrease in worldwide demand for these projects or the underlying commodities. For example, in both our Oil & Gas segment and mining and metals business line of the Industrial & Infrastructure segment, capital expenditures by our oil and gas clients may be influenced by factors such as prevailing prices and expectations about future prices, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. In our Power segment, new order activity has slowed due to low demand for power, political and environmental concerns regarding coal-fired power plants, and safety and environmental concerns in the nuclear sector. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.

We have international operations that are subject to foreign economic and political uncertainties. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

        Our business is subject to fluctuations in demand and to changing international economic and political conditions which are beyond our control. As of December 31, 2012, approximately 75 percent of our backlog consisted of revenue to be derived from projects and services to be completed outside the United States. We expect that a significant portion of our revenue and profits will continue to come from international projects for the foreseeable future.

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

  •
  U.S. government policies;

  •
  international hostilities; and

  •
  local unrest.

        The lack of a well-developed legal system in some of these countries may make it difficult to enforce our contractual rights. We also face significant risks due to civil strife, acts of war, terrorism and insurrection. We operate in countries where there is a significant amount of political risk including Afghanistan, Iraq, Kazakhstan, Russia, China, Argentina and Guinea. In addition, military action or continued unrest, especially in the Middle East, could impact the supply or pricing of oil, disrupt our operations in the region and elsewhere, and increase our security costs. Our level of exposure to these risks will vary with respect to each project, depending on the particular stage of each such project. For example, our risk exposure with respect to a project in an early development stage will generally be less than our risk exposure with respect to a project in the middle of construction. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses. Project disruptions and losses could significantly reduce our overall revenue and profits.

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

We are dependent upon suppliers and subcontractors to complete many of our contracts.

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

        As is very typical in our industry, we enter into various joint ventures and teaming arrangements as part of our engineering, procurement and construction businesses, including ICA Fluor and project-specific joint ventures, where control may be shared with unaffiliated third parties. Our success in many of our markets is dependent, in part, the presence or capability of a local partner. If we are unable to compete alone, or with a quality partner, our ability to win work and successfully complete our contracts may be impacted. Differences in opinions or views between joint venture partners can result in delayed decision-making or failure to agree on material issues which could adversely affect the business and operations of the venture. At times, we also participate in joint ventures where we are not a controlling party. In such instances, we may have limited control over joint venture decisions and actions, including internal controls and financial reporting which may have an impact on our business.

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

        Extraordinary or force majeure events beyond our control, such as natural or man-made disasters, could negatively impact our ability to operate. As an example, from time to time we face unexpected severe weather conditions which may result in weather-related delays that are not always reimbursable under a fixed-price contract; evacuation of personnel and curtailment of services; increased labor and material costs in areas resulting from weather-related damage and subsequent increased demand for labor and materials for repairing and rebuilding; inability to deliver materials, equipment and personnel to jobsites in accordance with contract schedules and loss of productivity. We may remain obligated to perform our services after any such natural or man-made event, unless a force majeure clause or other contractual provision provides us with relief from our contractual obligations. If we are not able to react quickly to such events, or if a high concentration of our projects are in a specific geographic region that suffers from a natural or man-made catastrophe, our operations may be significantly affected, which could have a negative impact on our operations. In addition, if we cannot complete our contracts on time, we may be subject to potential liability claims by our clients which may reduce our profits.

We work in international locations where there are high security risks, which could result in harm to our employees or unanticipated cost.

        Some of our services are performed in high risk locations, such as Afghanistan and Iraq, where the country or location is subject to political, social or economic risks, or war or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain the safety of our personnel. Despite these activities, in these locations, we cannot guarantee the safety of our personnel and we may suffer future losses of employees and subcontractors.

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenue or earnings.

        As of December 31, 2012, our backlog was approximately $38.2 billion. Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Project cancellations, scope adjustments or deferrals may occur, from time to time, with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination for convenience provisions in them. In addition, projects may remain in our backlog for an extended period of time. Finally, poor project or contract performance could also impact our backlog and profits. Such developments could have a material adverse effect on our business and our profits.

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

        We enter into significant government contracts, from time to time, such as those that we have with the U.S. Department of Energy as part of teaming arrangements at Savannah River Nuclear Solutions and at the Department of Energy site in Portsmouth, Ohio, or with the Department of Defense for the LOGCAP IV contract. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls, which could result in withholding or delay of payments to us. Government contracts are also exposed to uncertainties associated with Congressional funding, including the potential impacts of budget deficits and federal sequestration. A significant portion of our business is derived as a result of federal government regulatory, military and infrastructure priorities. Changes in these priorities, which can occur due to policy changes or changes in the economy, are unpredictable and may impact our revenues. The government is under no obligation to maintain funding at any specific level and funds for a program may even be eliminated. Our government clients may terminate or decide not to renew our contracts with little or no prior notice.

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

        Our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, Europe, and Asia. Some of our accounts hold deposits that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy, forced receivership or have been seized by governments, there remains the risk that this could occur in the future. If this were to occur, we could be at risk of not being able to access our cash which could result in a temporary liquidity crisis that could impede our ability to fund operations.

Systems and information technology interruption and breaches in data security could adversely impact our ability to operate and our operating results.

        As a global company, we are heavily reliant on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience system interruptions and delays. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems, systems operation could be interrupted or delayed or our data security could be breached. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions including breaches by computer hackers and cyber-terrorists. Any of these or other events could cause system interruption, delays and loss of critical data including private data, could delay or prevent operations including the processing of transactions and reporting of financial results, could result in the unintentional disclosure of client or our information (including proprietary intellectual property) and could adversely affect our operating results. While management has taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect our financial condition and operating results.

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

        The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, agents and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor compliance. We cannot assure that our internal controls and procedures always will protect us from the possible reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, agents or subcontractors), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.

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

  •
  Recognition of revenues related to project incentives or awards we expect to receive;

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

  •
  Determination of expense and potential liabilities under pension and other post-retirement benefit programs; and

  •
  Accruals for other estimated liabilities, including litigation and insurance revenues/reserves.

        Our actual business and financial results could differ from our estimates of such results, which could have a material negative impact on our financial condition and reported results of operations.

Our business may be negatively impacted if we are unable to adequately protect intellectual property rights.

        Our success is dependent, in part, on our ability to defend our intellectual property rights as to our technologies and know-how. This success includes the ability of companies in which we invest, such as NuScale Power, LLC, to protect their intellectual property rights. We rely principally on a combination of patents, trade secrets, confidentiality agreements and other contractual arrangements to protect our interests. However, these methods only provide a limited amount of protection and may not adequately protect our interests. This can be especially true in certain foreign countries. We also rely on unpatented technology and we cannot provide assurances that we can meaningfully protect our interests or that others will not independently develop substantially similar technology or otherwise gain access to our unpatented technology. We also hold licenses from third parties which may be utilized in our business operations, the loss of which could impact our business operations. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management's attention away from other aspects of our business.

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

        We generally attempt to denominate our contracts in the currencies of our expenditures. However, we do enter into contracts that subject us to currency risk exposure, particularly to the extent contract revenue is denominated in a currency different than the contract costs. We attempt to minimize our exposure from currency risks by obtaining escalation provisions for projects in inflationary economies or entering into derivative (hedging) instruments when there is currency risk exposure that is not naturally mitigated via our contracts. Foreign currency market disruptions could adversely affect our hedging instruments and subject us to additional currency risk exposure; thus, these actions may not always eliminate all currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. The company does not enter into derivative instruments or hedging activities for speculative purposes. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. dollar denominated asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars. Financial hedging may be used to minimize currency volatility for financial reporting purposes.

Our continued success requires us to hire and retain qualified personnel.

        The success of our business is dependent upon being able to attract and retain personnel, including engineers, project management and craft employees around the globe and who have the necessary and required experience and expertise. For example, in the Government segment, from time to time we utilize personnel who do not have substantial experience working under U.S. government contracts. While we undertake to educate these personnel and monitor their activities, their lack of experience could impact our ability to perform under and collect on our government contracts. Competition for these and other experienced personnel is intense. In addition, as some of our key personnel approach retirement age, we need to provide for smooth transitions, and our operations and results may be negatively affected if we are not able to do so.

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

We could be adversely impacted if we fail to comply with domestic and international import and export laws.

        Our global operations require importing and exporting goods and technology across international borders on a regular basis. Our policies mandate strict compliance with U.S. and foreign international trade laws. To the extent we export technical services, data and products outside of the United States, we are subject to U.S. and international laws and regulations governing international trade and exports including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control with the Department of Treasury. From time to time, we identify certain inadvertent or potential export or related violations. These violations may include, for example, transfers without required governmental authorization. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges and suspension or debarment from participation in U.S. government contracts.

Past and future environmental, safety and health regulations could impose significant additional cost on us that reduce our profits.

        We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials, including nuclear and other radioactive materials, which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. The applicable regulations, as well as the technology and length of time available to comply with those regulations, continue to develop and change. In addition, past activities could also have a material impact on us. For example, when we sold our mining business formerly conducted through St. Joe Minerals Corporation, we retained responsibility for certain non-lead related environmental liabilities, but only to the extent that such liabilities were not covered by St. Joe's comprehensive general liability insurance and the buyer's indemnification obligations. The cost of complying with rulings and regulations, satisfying any environmental remediation requirements for which we are found responsible, or satisfying claims or judgments alleging personal injury, property damage or natural resource damages as a result of exposure to or contamination by hazardous materials, including as a result of commodities such as lead or asbestos-related products, could be substantial, may not be covered by insurance, could reduce our profits and therefore could materially impact our future operations.

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

        As part of business operations, we maintain insurance both as a corporate risk management strategy and in order to satisfy the requirements of many of our contracts. Although we have in the past been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles. We also monitor the financial health of the insurance companies from which we procure insurance, and this is one of the factors we take into account when purchasing insurance. Our insurance is purchased from a number of the world's leading providers, often in layered insurance or quota share arrangements. If any of our third party insurers fail, abruptly cancel our coverage or otherwise can not satisfy their insurance requirements to us, then our overall risk exposure and operational expenses could be increased and our business operations could be interrupted.

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

        Growing concerns about climate change may result in the imposition of additional environmental regulations. Legislation, international protocols, regulation or other restrictions on emissions could affect our clients, including those who (a) are involved in the exploration, production or refining of fossil fuels such as our Oil & Gas clients, (b) emit greenhouse gases through the combustion of fossil fuels, including some of our Power clients or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition. However, legislation and regulation regarding climate change could also increase the pace of development of carbon capture and storage projects, alternative transportation, alternative energy facilities, such as wind farms, or incentivize increased implementation of clean fuel projects which could positively impact the company. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us and our customers.

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

        Fluor is a Delaware corporation. Various anti-takeover provisions under Delaware law impose impediments on the ability of others to acquire control of us, even if a change of control would be beneficial to our stockholders. In addition, certain provisions of our charters and bylaws may impede or discourage a takeover. For example:

  •
  our Board of Directors remains partially classified;

  •
  stockholders may not act by written consent;

  •
  there are various restrictions on the ability of a stockholder to call a special meeting or to nominate a director for election; and

  •
  our Board of Directors can authorize the issuance of preference shares.

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

Location	Interest
United States:
Aliso Viejo, California	Owned and Leased
Greenville, South Carolina	Owned and Leased
Houston (Sugar Land), Texas	Leased
Irving, Texas (Corporate Headquarters)	Owned
Canada:
Calgary, Alberta	Owned and Leased
Vancouver, British Columbia	Leased
Latin America:
Mexico City, Mexico	Leased
Santiago, Chile	Owned and Leased
Europe, Africa and Middle East:
Al Khobar, Saudi Arabia	Owned
Farnborough, England	Owned and Leased
Gilwice, Poland	Owned
Haarlem, the Netherlands	Owned
Johannesburg, South Africa	Leased
Asia/Asia Pacific:
Cebu, the Philippines	Leased
Manila, the Philippines	Owned and Leased
Melbourne, Australia	Leased
New Delhi, India	Leased
Shanghai, China	Leased

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

	Common Stock Price Range
			Dividends Per Share
	High	Low
Year Ended December 31, 2012
Fourth Quarter	$59.96	$51.09	$0.16
Third Quarter	$60.82	$45.61	$0.16
Second Quarter	$61.65	$44.99	$0.16
First Quarter	$64.67	$51.02	$0.16
Year Ended December 31, 2011
Fourth Quarter	$60.76	$44.16	$0.125
Third Quarter	$68.00	$45.86	$0.125
Second Quarter	$74.58	$60.10	$0.125
First Quarter	$75.76	$63.43	$0.125

        Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See "Item 1A. — Risk Factors."

        At February 14, 2013, there were 162,508,215 shares outstanding and 5,977 stockholders of record of the company's common stock. The company estimates there were an additional 171,521 stockholders whose shares were held by banks, brokers or other financial institutions at February 6, 2013.

Issuer Purchases of Equity Securities

        The following table provides information as of the three months ended December 31, 2012 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1 – October 31, 2012	—	$—	—	8,026,051
November 1 – November 30, 2012	2,903,588	52.71	2,903,588	5,122,463
December 1 – December 31, 2012	1,281,647	56.10	1,281,647	3,840,816

Total	4,185,235	$53.75	4,185,235

(1)
Consists of 4,185,235 shares of company stock repurchased and canceled by the company during the fourth quarter of 2012 under its stock repurchase program for total consideration of $225,035,726.

(2)
On November 3, 2011, the company announced that the Board of Directors had approved the repurchase of up to 12,000,000 shares of our common stock. Following this approval, we repurchased a total of 8,159,184 shares as of December 31, 2012. As a result, as of December 31, 2012 we had 3,840,816 shares remaining available for repurchase. On February 6, 2013, the Board of Directors approved an increase of 8,000,000 shares to the share repurchase program, bringing the total number of shares available for repurchase to 11,840,816 shares. This repurchase program is ongoing and does not have an expiration date.

Item 6.    Selected Financial Data

        The following table presents selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in "Item 15. — Exhibits and Financial Statement Schedules." Amounts are expressed in millions, except for per share and employee information:

	Year Ended December 31,
	2012	2011	2010	2009	2008

CONSOLIDATED OPERATING RESULTS
Total revenue	$27,577.1	$23,381.4	$20,849.3	$21,990.3	$22,325.9
Earnings before taxes(1)(2)	733.5	1,001.8	559.6	1,136.8	1,141.7
Net earnings attributable to Fluor Corporation(1)(4)	456.3	593.7	357.5	684.9	716.1
Earnings per share(1)(3)(4)
Basic	$2.73	$3.44	$2.01	$3.79	$3.99
Diluted	2.71	3.40	1.98	3.75	3.89
Cash dividends per common share declared	0.64	0.50	0.50	0.50	0.50
Return on average shareholders' equity(1)	13.0%	17.4%	10.4%	23.0%	28.1%
CONSOLIDATED FINANCIAL POSITION
Current assets(1)	$6,094.1	$5,878.7	$5,561.8	$5,122.1	$4,668.5
Current liabilities(1)	3,887.1	3,838.2	3,522.4	3,301.4	3,162.2

Working capital(1)	2,207.0	2,040.5	2,039.4	1,820.7	1,506.3
Property, plant and equipment, net	951.3	921.6	866.3	837.0	799.8
Total assets(1)	8,276.0	8,268.4	7,613.9	7,178.5	6,423.6
Capitalization
3.375% Senior Notes	496.2	495.7	—	—	—
1.5% Convertible Senior Notes(1)	18.5	19.5	96.7	109.8	133.2
Other debt obligations	26.3	17.8	17.8	17.7	17.7
Shareholders' equity(1)	3,341.3	3,395.5	3,497.0	3,305.5	2,671.3

Total capitalization(1)	3,882.3	3,928.5	3,611.5	3,433.0	2,822.2
Total debt as a percent of total capitalization(1)	13.9%	13.6%	3.2%	3.7%	5.3%
Shareholders' equity per common share(1)	$20.58	$20.09	$19.82	$18.48	$14.71
Common shares outstanding at year end	162.4	169.0	176.4	178.8	181.6
OTHER DATA
New awards	$27,129.2	$26.896.1	$27,362.9	$18,455.4	$25,057.8
Backlog at year end	38,199.4	39,483.7	34,908.7	26,778.7	33,245.3
Capital expenditures	254.7	338.2	265.4	233.1	299.6
Cash provided by operating activities(2)	628.4	889.7	550.9	905.0	991.6
Cash provided (utilized) by investing activities	(38.4)	(436.4)	218.4	(818.1)	22.5
Cash utilized by financing activities(1)	(616.6)	(395.8)	(389.9)	(323.0)	(270.2)
Employees at year end
Salaried employees	32,592	33,252	29,159	24,943	27,958
Craft/hourly employees	8,601	9,835	10,070	11,209	14,161

Total employees	41,193	43,087	39,229	36,152	42,119

(1)
Includes the impact of adopting certain provisions of ASC 470-20 related to accounting for convertible debt instruments that may be settled in cash upon conversion.

(2)
Includes the impact of adopting certain provisions of ASC 810-10-45 related to accounting for noncontrolling interests in consolidated financial statements.

(3)
Includes the impact of adopting certain provisions of ASC 260-10-45 related to the determination of whether instruments granted in share-based payment transactions are participating securities.

(4)
Net earnings attributable to Fluor Corporation in 2012 included pre-tax charges of $416 million (or $1.57 per diluted share) for the Gabbard Offshore Wind Farm Project ("Greater Gabbard Project"), a pre-tax gain of $43 million (or $0.16 per diluted share) on the sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom and tax benefits of $43 million ($0.25 per diluted share) associated with the net reduction of tax reserves for various domestic and international disputed items and a U.S. Internal Revenue Service ("IRS") settlement.

  Net earnings attributable to Fluor Corporation in 2011 included pre-tax charges of $60 million (or $0.21 per diluted share) for the Greater Gabbard Project.

  Net earnings attributable to Fluor Corporation in 2010 included pre-tax charges of $343 million (or $1.79 per diluted share) for the Greater Gabbard Project. These charges were partially offset by a tax benefit of $152 million (or $0.84 per diluted share) for a worthless stock deduction from the tax restructuring of a foreign subsidiary in the fourth quarter. A significant portion of this tax benefit resulted from the financial impact of the Greater Gabbard Project charges on the foreign subsidiary. Net earnings in 2010 also included a pre-tax charge of $95 million (or $0.33 per diluted share) related to a completed infrastructure joint venture project in California and pre-tax charges of $91 million (or $0.31 per diluted share) on a gas-fired power project in Georgia.

  Net earnings attributable to Fluor Corporation in 2009 included a pre-tax charge of $45 million ($0.15 per diluted share) for a paper mill project in the Global Services segment.

  Net earnings in 2008 included a pre-tax gain of $79 million ($0.27 per diluted share) from the sale of a joint venture interest in the Greater Gabbard Project and tax benefits of $28 million ($0.15 per diluted share) from the expiration of statutes of limitations and tax settlements that favorably impacted the effective tax rate.

  See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 to 47 and Notes to Consolidated Financial Statements on pages F-8 to F-46 for additional information relating to significant items affecting the results of operations.

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

Results of Operations

Summary of Overall Company Results

        Consolidated revenue for 2012 increased 18 percent to $27.6 billion from $23.4 billion for 2011, primarily due to substantial growth in the mining and metals business line of the Industrial & Infrastructure segment and growth in the Oil & Gas segment. Revenue in the Global Services and Power segments also increased in 2012 compared to the prior year.

        Consolidated revenue for 2011 increased 12 percent to $23.4 billion from $20.8 billion for 2010, principally due to substantial growth in the mining and metals business line of the Industrial & Infrastructure segment, as well as revenue growth in the Oil & Gas, Government and Global Services segments. This revenue growth was partially offset by the significant revenue decline in the Power segment in 2011.

        Earnings before taxes for 2012 decreased 27 percent to $734 million from $1.0 billion in 2011, due to lower contributions from the Industrial & Infrastructure segment which recorded a charge of $416 million in the fourth quarter of 2012 related to an unexpected adverse decision from the arbitration proceedings on the Greater Gabbard Offshore Wind Farm ("Greater Gabbard") Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client's offshore wind farm project in the United Kingdom. See "— Industrial & Infrastructure" below and "13. Contingencies and Commitments" in the Notes to Consolidated Financial Statements for further discussion of the Greater Gabbard Project. Improved contributions in the Oil & Gas, Global Services and Government segments during 2012 were offset by lower earnings in the Power segment.

        Earnings before taxes for 2011 increased 79 percent to $1.0 billion from $560 million in 2010. Earnings for the 2011 period increased primarily due to a reduced level of project charges compared to 2010. During

2010, the company recorded significant charges for two infrastructure projects. First, for the Greater Gabbard Project, charges totaling $343 million were taken in 2010 for estimated cost overruns for a variety of execution challenges that impacted the schedule and project cost forecast, including material and equipment delivery issues, productivity issues, the bankruptcy of a major subcontractor and weather-related delays. Second, the company recorded a charge of $95 million during 2010 after an adverse bankruptcy court ruling on the priority of claims made by its joint venture against a bankrupt client entity for a completed $700 million fixed-price infrastructure joint venture project near San Diego, California. During 2011, the company recorded additional charges for the Greater Gabbard Project totaling $60 million, primarily due to increased costs associated with the installation of subsea cable and schedule delays related to adverse weather conditions. However, the 2011 results were positively impacted by improved performance in the mining and metals business line of the Industrial & Infrastructure segment and the Global Services segment, offset somewhat by lower earnings in the Power and Oil & Gas segments.

        A highly competitive business environment has continued to put increased pressure on margins. This competitive environment is expected to continue and, in certain cases, may result in more lump-sum project execution for the company. In some instances, margins are being negatively impacted by the change in the mix of work performed (e.g., a higher mix of construction-related work and a higher content of customer-furnished materials, which typically generate lower margins than engineering work or projects without customer-furnished materials). The mining and metals business line of the Industrial & Infrastructure segment has grown rapidly over the last four years, but has shown recent signs of slowing down. It is possible that the weakened mining market conditions could be protracted.

        The effective tax rate was 22.1 percent, 30.3 percent and 21.2 percent for 2012, 2011 and 2010, respectively. The 2012 rate was favorably impacted by the release of previously unrecognized tax benefits of $13 million related to a settlement with the IRS for tax years 2003 through 2005, as well as the net reduction of tax reserves totaling $30 million attributable to a variety of domestic and international disputed items, including the resolution of an uncertainty associated with a prior year tax restructuring. The 2011 rate was favorably impacted by the release of previously unrecognized tax benefits related to the expiration of statutes of limitations and the resolution of various disputed items. The lower 2010 rate was primarily attributable to a $152 million tax benefit that resulted from a worthless stock deduction for the tax restructuring of a foreign subsidiary in the fourth quarter, partially offset by an increase in the valuation allowance associated with net operating losses. Factors affecting the effective tax rates for 2010 - 2012 are discussed further under "— Corporate, Tax and Other Matters" below.

        Net earnings attributable to Fluor Corporation were $2.71 per diluted share in 2012 compared to $3.40 and $1.98 per diluted share in 2011 and 2010, respectively. Net earnings attributable to Fluor Corporation in 2012 reflected the pre-tax charge of $416 million ($1.57 per diluted share) for the Greater Gabbard Project noted above. Net earnings attributable to Fluor Corporation in 2012 also included a pre-tax gain of $43 million ($0.16 per diluted share) on the sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom. Net earnings attributable to Fluor Corporation in 2011 reflected the pre-tax charges of $60 million ($0.21 per diluted share) for the Greater Gabbard Project. Net earnings attributable to Fluor Corporation in 2010 included the negative impact of the following pre-tax charges: $343 million ($1.79 per diluted share) for the Greater Gabbard Project; $95 million ($0.33 per diluted share) for a completed infrastructure joint venture project in California; and $91 million ($0.31 per diluted share) for a gas-fired power project in Georgia. Net earnings attributable to Fluor Corporation in 2010 also included the $152 million ($0.84 per diluted share) tax benefit described above for the tax restructuring of a foreign subsidiary. A significant portion of this tax benefit resulted from the financial impact of the Greater Gabbard Project charges on the foreign subsidiary.

        Consolidated new awards for 2012 were $27.1 billion compared to $26.9 billion in 2011 and $27.4 billion in 2010. The major contributors of new award activity for all three years were the Oil & Gas and Industrial & Infrastructure segments. Approximately 77 percent of consolidated new awards for 2012 were for projects located outside of the United States.

        Consolidated backlog was $38.2 billion as of December 31, 2012, $39.5 billion as of December 31, 2011 and $34.9 billion as of December 31, 2010. The Oil & Gas and Industrial & Infrastructure segments made up the vast majority of backlog for all three years and drove the increase in backlog in 2012 and 2011 compared to 2010. As of December 31, 2012, approximately 75 percent of consolidated backlog related to projects located outside of the United States.

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

        Engineering and Construction Contracts    Contract revenue is recognized on the percentage-of-completion method based on contract cost incurred to date compared to total estimated contract cost. Contracts are generally segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. The percentage-of-completion method of revenue recognition requires the company to prepare estimates of cost to complete for contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. Pre-contract costs are expensed as incurred. The majority of the company's engineering and construction contracts provide for reimbursement of cost plus a fixed or percentage fee. As of December 31, 2012, 85 percent of the company's backlog was cost reimbursable while 15 percent was for fixed-price, lump-sum or guaranteed maximum contracts. In certain instances, the company provides guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentive fees or liquidated damages. In addition, increases in contract cost can result in non-recoverable cost which could exceed revenue realized from the projects.

        Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made claims against clients for cost incurred in excess of current contract provisions. The company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Cost, but not profit, associated with unapproved change orders is accounted for in revenue when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable, but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only to the extent that costs associated with the claims or unapproved change orders have been incurred. Recognized claims against clients amounted to $20 million and $298 million as of December 31, 2012 and 2011, respectively. Claim revenue of $278 million for the Greater Gabbard Project was reversed in the fourth quarter of 2012 when the company no longer believed the recovery of its incurred cost was probable, as a result of the unexpected adverse arbitration ruling.

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

        The company evaluates each partnership and joint venture at inception to determine if it qualifies as a variable interest entity ("VIE") under ASC 810. A variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors who are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. The majority of the company's partnerships and joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the partnership or joint venture is a VIE.

        The company also evaluates whether it is the primary beneficiary of each VIE and consolidates the VIE if the company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining whether it qualifies as the primary beneficiary. The company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. In most cases, the company does not qualify as the primary beneficiary. When the company is determined to be the primary beneficiary, the VIE is consolidated. As required by ASC 810, management's assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

        For partnerships and joint ventures in the construction industry, unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, as allowed under ASC 810-10-45-14. At times, the cost and equity methods of accounting are also used, depending on the company's respective ownership interest, amount of influence in the VIE and other factors. The most significant application of the proportionate consolidation method is in the Oil & Gas, Industrial & Infrastructure and Government segments.

        Goodwill and Intangible Assets    Goodwill is not amortized but is subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. When testing goodwill for impairment, the company first compares the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to measure the amount of potential impairment. In the second step, the company compares the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. During 2012, the company completed its annual goodwill impairment tests in the first quarter and determined that none of the goodwill was impaired because the fair value of each reporting unit substantially exceeded its carrying amount. The company also performed an interim goodwill impairment test in the fourth quarter of 2012 for the Industrial & Infrastructure segment after the Greater Gabbard Project charge and quantitatively determined that none of the segment's goodwill was impaired.

        Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. As of December 31, 2012, none of the company's intangible assets with indefinite lives were impaired. Intangible assets with finite lives are amortized on a straight-line basis over the useful lives of those assets, ranging from one year to ten years.

        Deferred Taxes and Tax Contingencies    Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. As of December 31, 2012, the company had deferred tax assets of $659 million which were partially offset by a valuation allowance of $230 million and further reduced by deferred tax liabilities of $99 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. The allowance for 2012 primarily relates to the deferred tax assets on certain net operating and capital loss carryforwards for U.S. and non-U.S. subsidiaries and certain reserves on investments. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company's effective tax rate on future earnings.

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

        Retirement Benefits    The company accounts for its defined benefit pension plans in accordance with ASC 715-30, "Defined Benefit Plans — Pension." As required by ASC 715-30, the unfunded or overfunded projected benefit obligation is recognized in the company's financial statements. Assumptions concerning discount rates, long-term rates of return on plan assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Assuming no changes in current assumptions, the company expects to fund between $30 million and $60 million for the calendar year 2013, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities for the U.S. and non-U.S. plans would increase by approximately $20 million and $39 million, respectively.

Segment Operations

        The company provides professional services on a global basis in the fields of engineering, procurement, construction, maintenance and project management. The company is organized into five principal business segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. For more information on the business segments see "Item 1. — Business" above.

Oil & Gas

        Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Year Ended December 31,
(in millions)	2012	2011	2010

Revenue	$9,513.9	$7,961.7	$7,740.0
Segment profit	334.7	275.6	344.0

        Revenue for 2012 increased nearly 20 percent compared to the prior year as a result of higher project execution activities for several projects in the segment, including a coal bed methane gas project in Australia, a grassroots petrochemical complex in the Middle East and a major mine replacement project in Canada. Revenue in 2011 increased three percent compared to 2010 primarily because of increased construction-related activities, including a greater content of customer-furnished materials for projects that were awarded in 2010.

        Segment profit in 2012 increased 21 percent compared to 2011 and was driven by the higher project execution activities associated with the current year revenue increase, including higher contributions from the coal bed methane gas project in Australia, as well as numerous other projects in various geographic regions. Segment profit in 2011 decreased 20 percent compared to 2010 primarily because the 2010 results were favorably impacted by contributions of certain large projects that were completed or nearing completion, as well as various other projects that achieved their peak earnings that year. In addition, 2010 segment profit was favorably impacted by the successful resolution of some disputed items and the expiration of certain warranty obligations.

        Segment profit margin was 3.5 percent in both 2012 and 2011, compared to 4.4 percent in 2010. The reduction in segment profit margin in the two more recent years compared to 2010 was primarily due to a shift in the mix of work from higher margin engineering activities to lower margin construction activities. The successful resolution of some disputed items and the expiration of certain warranty obligations in 2010 also contributed to the higher segment profit margin in 2010, relative to 2012 and 2011.

        New awards in the Oil & Gas segment were $12.6 billion in 2012, $8.3 billion in 2011 and $9.7 billion in 2010. New awards in 2012 included an oil sands bitumen processing facility in Canada, a gas processing project in Kazakhstan and a petrochemicals complex in the United States. New awards in 2011 included a petrochemicals complex in the Middle East and upstream services associated with an oil sands bitumen processing facility in Canada.

        Backlog for the Oil & Gas segment was $18.2 billion as of December 31, 2012 compared to $15.1 billion as of December 31, 2011 and $14.3 billion as of December 31, 2010. Although market conditions remain very competitive, the increase in backlog reflects the improvement in the segment's markets, particularly the increasing worldwide demand for new capacity in oil and gas production, including pipelines, refining and petrochemicals.

        Total assets in the segment increased to $1.7 billion as of December 31, 2012 from $1.2 billion as of December 31, 2011 due to higher levels of working capital being needed to support project execution activities

Industrial & Infrastructure

        Revenue and segment profit (loss) for the Industrial & Infrastructure segment are summarized as follows:

	Year Ended December 31,
(in millions)	2012	2011	2010

Revenue	$12,195.7	$9,700.4	$6,867.2
Segment profit (loss)	124.3	389.3	(169.7)

        Revenue in 2012 increased 26 percent compared to 2011, and revenue in 2011 increased 41 percent from 2010, primarily due to substantial growth in the mining and metals business line.

        Segment profit and segment profit margin decreased significantly in 2012 compared to 2011 as a result of a $416 million pre-tax charge in the fourth quarter of 2012 due to an unexpected adverse decision in the arbitration proceedings related to the company's claims for additional compensation on the Greater Gabbard Project. The 2012 Greater Gabbard Project charges were somewhat offset by the favorable impact on segment profit of the substantially higher level of project execution activities related to the growth in the mining and metals business line, noted above, and a pre-tax gain of $43 million on the October 2012 sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom that was formed in connection with the development and construction of a previously completed project. Segment profit for 2012 also included positive contributions from various infrastructure projects, including $21 million due to the achievement of significant progress milestones on one project, $20 million as an infrastructure road project neared completion, and $19 million for fees earned at financial closing for another infrastructure road project. During 2011, the segment recorded charges totaling $60 million for the Greater Gabbard Project due to increased costs associated with project execution activities. These charges were largely offset by positive contributions from other projects in the segment during the year, including $20 million for forecast adjustments due to the achievement of progress milestones on two infrastructure road projects, $11 million from the closeout of an infrastructure project, $11 million of costs recovered in a settlement with a bankrupt client for a fixed-price infrastructure joint venture project discussed in more detail below, and $10 million related to the favorable resolution of certain disputed items and the achievement of incentive targets on a mining project.

        Segment profit and segment profit margin increased substantially in 2011 compared to 2010 primarily because the earlier period included the impact of significant charges for the Greater Gabbard Project and another infrastructure project. For the Greater Gabbard Project, charges totaling $343 million were taken in 2010 for estimated cost overruns for a variety of execution challenges that impacted the schedule and project cost forecast, including material and equipment delivery issues, productivity issues, the bankruptcy of a major subcontractor and weather-related delays. In addition, the segment recorded a charge of $95 million during 2010 after an adverse bankruptcy court ruling on the priority of claims made by its joint venture against a bankrupt client entity for a completed $700 million fixed-price infrastructure joint venture project in California. As a result of the ruling, the company determined that the likelihood of recovering cost overruns resulting from owner-directed scope changes was no longer considered probable. As noted in the preceding paragraph, the segment recorded charges of $60 million for Greater Gabbard in 2011 that were offset by positive contributions from various projects. Segment profit in 2011 was also favorably impacted by a significantly higher level of project execution activities associated with the growth in the mining and metals business line relative to 2010. The 2010 charges for the two infrastructure projects were offset somewhat by positive contributions from other projects in the segment during the year, which included solid overall contributions from the mining and metals business line, as well as $16 million of fees earned at financial closing for an infrastructure rail project, $13 million for the final negotiated settlement and closeout of both an infrastructure road project and an infrastructure telecommunications project, and $11 million for the approval of a significant change order for another infrastructure road project.

        The company is involved in a dispute in connection with the substantially completed Greater Gabbard Project. As noted above, in the fourth quarter of 2012, the company received an unexpected adverse decision in the arbitration proceedings related to the company's claims for additional compensation on the project. The claim related to delays in the fabrication of monopiles and transition pieces, along with certain disruption and productivity issues associated with construction activities and weather-related delays that the company believed would be recovered in arbitration due to the company's belief the schedule and cost impacts were attributable to the client and other third parties. As noted above, and as a result of the adverse decision, the company recorded a charge of $416 million in the fourth quarter of 2012. The charge was primarily comprised of the reversal of claim revenue of $278 million that had been recorded in prior periods for costs incurred when the company believed the recovery of such costs was probable under ASC 605-35-25, and a significant portion of the $150 million contractual maximum of liquidated damages that the client had previously withheld and the company believed were recoverable, as well as additional costs expected to be incurred through close-out of the project. The client has filed a counterclaim against the company seeking to recover approximately $100 million for past and future costs associated with, among other things, monitoring certain monopiles and transition pieces for alleged defects. The counterclaim is currently scheduled for hearing in April 2013. While the ultimate outcome of the hearing is uncertain, the company believes that the monopiles and transition pieces meet applicable performance requirements and therefore does not believe that a loss associated with the counterclaim is probable. As a result, the company has not recorded a charge under ASC 450. To the extent the client's counterclaim is successful, there could be a substantial charge to earnings. See "13. Contingencies and Commitments" below in the Notes to Consolidated Financial Statements for further discussion of the legal proceedings related to the Greater Gabbard Project.

        New awards in the Industrial & Infrastructure segment were $9.5 billion during 2012, $12.2 billion during 2011, and $12.5 billion during 2010. New awards in 2012 were primarily attributable to the mining and metals business line. The lower new award activity in 2012 was attributable to the deferral of major capital investment decisions by some mining customers due to project cost escalation, softening commodity demand and project-specific circumstances. The timing of when capital investment by these mining customers could resume is uncertain. However, it is possible that the weakened mining market conditions could be prolonged. New award activity in 2011 and 2010 was also primarily attributable to the mining and metals business line, with significant contributions from the infrastructure business line in 2010. The new awards in 2011 included $6.2 billion for ongoing iron ore work in Australia, as well as a major copper project in Peru. The new awards in 2010 included an aluminum program in Saudi Arabia valued at $3.4 billion, a $1.4 billion copper mine in Chile and $1.7 billion for an infrastructure rail project in the United States.

        Ending backlog for the segment decreased to $15.5 billion for 2012 from $19.6 billion for 2011 and $16.9 billion for 2010. The decline in 2012 backlog was due to the reduced new award volume in the mining and metals business line during the year, discussed above, and cancellations of two mining projects during the third quarter of 2012 totaling $2.0 billion. The growth in backlog in 2011 was due to the substantial new award activity in both 2011 and 2010.

        Total assets in the Industrial & Infrastructure segment were $561 million as of December 31, 2012 compared to $944 million as of December 31, 2011. This decrease was due to the removal of amounts from work in process related to the fourth quarter 2012 charge for the Greater Gabbard Project.

Government

        Revenue and segment profit for the Government segment are summarized as follows:

	Year Ended December 31,
(in millions)	2012	2011	2010

Revenue	$3,304.7	$3,398.2	$3,038.0
Segment profit	149.7	145.5	142.2

        Revenue in 2012 decreased slightly compared to 2011, primarily due to the close-out of the American Recovery and Reinvestment Act ("ARRA") funded work at the Savannah River Site Management and Operating Project (the "Savannah River Project") in South Carolina. Revenue in 2011 increased 12 percent compared to 2010, principally due to an increase in the volume of work for the Logistics Civil Augmentation Program ("LOGCAP IV") for the United States Army in Afghanistan. Project execution activities associated with the gaseous diffusion plant contract for the Department of Energy in Portsmouth, Ohio (the "Portsmouth Project"), awarded in the first quarter of 2011, also contributed to the 2011 revenue increase, though the impact was largely offset by a reduction in revenue attributable to the winding down of the ARRA funded work at the Savannah River Project and the completion of many task orders for the U.S. Army Corps of Engineers Transatlantic Programs Center ("CETAC") logistics program in Iraq.

        Segment profit during 2012 and 2011 increased three percent and two percent compared to 2011 and 2010, respectively. The modest improvement in segment profit in 2012 was primarily due to additional contributions from project execution activities on LOGCAP IV task orders, which more than offset charges totaling $13 million related to an adverse judgment in the first quarter of 2012 associated with the company's claim on an embassy project, discussed below in "13. Contingencies and Commitments" in the Notes to Consolidated Financial Statements. An agreement has been reached to change the LOGCAP IV award fee to a fixed fee and address other open contract issues. As a result of this agreement, the company recognized additional segment profit of $17 million in the fourth quarter of 2012, which largely offset the impact of an unexpected lower award fee for LOGCAP IV in the third quarter of 2012. The slight growth in segment profit for 2011 was mostly attributable to increased volume on LOGCAP IV task orders. The Portsmouth Project also contributed to the growth in segment profit, though reduced contributions from both CETAC task orders and work at the Savannah River Project more than offset its positive impact.

        Segment profit margin was 4.5 percent, 4.3 percent and 4.7 percent for the years ended December 31, 2012, 2011 and 2010, respectively.

        New awards were $3.2 billion during 2012, $3.7 billion during 2011 and $2.8 billion during 2010. The decrease in 2012 was primarily due to a reduction in LOGCAP IV new award activity that corresponded to lower volume and the timing of incremental task order awards, as well as less funding for the Portsmouth Project for which 2011, as the initial year of the contract, included amounts for both a transition period and the project's annual funding. The increase in new award activity in 2011 was primarily attributable to the initial contract funding for the Portsmouth Project and increased funding for LOGCAP IV task orders. New awards in 2012 and 2011 also included the annual funding for the Savannah River Project. The company reports new awards for LOGCAP IV as individual task orders are awarded and funded.

        Backlog was $978 million as of December 31, 2012, $1.1 billion as of December 31, 2011 and $751 million as of December 31, 2010. The decline in backlog in 2012 was attributable to the reduced new award activity for LOGCAP IV and the work off of backlog for the ARRA funded work at the Savannah River Project. The growth in backlog during 2011 was driven by the initial contract funding for the Portsmouth Project and increased funding for LOGCAP IV task orders.

        Total assets in the Government segment were $827 million as of December 31, 2012 and $800 million as of December 31, 2011.

Global Services

        Revenue and segment profit for the Global Services segment are summarized as follows:

	Year Ended December 31,
(in millions)	2012	2011	2010

Revenue	$1,721.7	$1,577.7	$1,508.6
Segment profit	177.6	151.8	133.3

        Revenue in 2012 increased nine percent compared to 2011, primarily due to the equipment business line's increased volume of activity in South America, Mexico and Canada. The operations and maintenance, temporary staffing and supply chain solutions business lines also contributed to the revenue increase. Revenue in 2011 increased five percent compared to 2010, principally due to the equipment business line which experienced a higher volume of work in Afghanistan and South America. A decrease in 2011 revenue attributable to the close-out of the Gulf Coast oil spill cleanup project in 2010 was offset by an increase in other 2011 operations and maintenance business line project execution activities and an increase in revenue in the temporary staffing business line.

        Segment profit during 2012 increased 17 percent compared to 2011, primarily due to contributions from the operations and maintenance business line which experienced higher contributions from various domestic and international projects. The temporary staffing business line also contributed to the increase in segment profit due to improvement in its North American and European operations. Segment profit during 2011 increased 14 percent compared to 2010, primarily due to the improved performance from the equipment business line, as noted above. Increased segment profit in 2011 from the temporary staffing business line was offset by a decrease in contributions from the operations and maintenance business line, the latter of which was primarily the result of the close-out of the Gulf Coast oil spill cleanup project in 2010.

        Segment profit margin was 10.3 percent, 9.6 percent and 8.8 percent for the years ended December 31, 2012, 2011 and 2010, respectively. Segment profit margin for 2012 was higher compared to 2011 due to improvement in margins from the operations and maintenance business line. Segment profit margin for 2011 was higher compared to 2010 due to improvement in margins in the equipment business line's activities in Afghanistan and South America.

        New awards in the Global Services segment were $904 million during 2012, $1.0 billion during 2011 and $1.6 billion during 2010. The operations and maintenance business line continues to experience reduced renewal agreements with existing clients, as well as delayed new client releases.

        Backlog for the Global Services segment was $1.7 billion as of December 31, 2012, $1.9 billion as of December 31, 2011 and $2.1 billion as of December 31, 2010. Operations and maintenance activities that have yet to be performed comprise Global Services backlog. Short-duration operations and maintenance activities may not contribute to ending backlog. The equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

        Total assets in the Global Services segment were $960 million as of December 31, 2012 and $935 million as of December 31, 2011.

Power

        Revenue and segment profit (loss) for the Power segment are summarized as follows:

	Year Ended December 31,
(in millions)	2012	2011	2010

Revenue	$841.1	$743.4	$1,695.5
Segment profit (loss)	(16.9)	81.1	170.9

        Revenue in 2012 was 13 percent higher compared to 2011, primarily attributable to projects awarded in 2011 and 2012, including a new gas-fired power plant project in Texas and new solar power projects in Arizona and California. The prior year period included project execution activities for several projects which have since been completed, including gas-fired power plants in Texas, Virginia and Georgia. Revenue in 2011 decreased 56 percent compared to 2010, primarily due to the expected reduction in project execution activities on several projects which had reached or were near final completion, including the Oak Grove coal-fired power project in Texas for Luminant, a unit of Energy Future Holdings Corporation, gas-fired power plants in Texas and Virginia, and pre-construction services on a nuclear new build project in Texas, as well as reduced volume on certain other projects progressing toward completion.

        Segment profit and segment profit margin for 2012 declined significantly compared to 2011, principally due to reduced contributions from several completed projects, including the gas-fired power plants in Texas and Virginia, and expenses associated with the company's continued investment in NuScale, a small modular nuclear reactor technology company, in which the company acquired a majority interest in late 2011. The NuScale expenses for 2012 and 2011 were $63.4 million and $6.7 million, respectively. The operations of NuScale are primarily for research and development activities. Although part of the Power segment, these activities could provide future benefits to both commercial and government clients. Power segment profit during 2011 decreased 53 percent compared to 2010 principally due to reduced contributions from the Oak Grove project. The reduced contributions from other projects nearing completion, including the gas-fired power plant project in Texas, pre-construction services on the nuclear new build project in Texas and an emissions control retrofit project in South Carolina, were offset by lower charges taken for cost overruns on a gas-fired power plant project in Georgia ($13 million during 2011 compared to $91 million in 2010) and improved performance on the gas-fired power plant project in Virginia due to the achievement of major milestones. Segment profit margin in the Power segment was 10.9 percent and 10.1 percent for 2011 and 2010, respectively, and are explained by the factors noted above that impacted revenue and segment profit for those years.

        The Power segment continues to be impacted by relatively weak demand for new power generation. Market segments that are best suited to yield new near-term opportunities include gas-fired combined cycle generation, renewable energy, regional transmission feasibility additions and air emissions compliance projects for existing coal-fired power plants. New awards of $884 million in 2012 included a new solar power project in California. New awards of $1.6 billion in 2011 included an air emissions control construction program for Luminant, a new gas-fired power plant project in Texas, and a new solar power project in Arizona. New awards of $757 million in 2010 included work for nuclear preconstruction services and the renewal of the Luminant system-wide fossil maintenance program in Texas.

        Backlog was $1.9 billion as of December 31, 2012, $1.8 billion as of December 31, 2011 and $972 million as of December 31, 2010. The increase in backlog in 2011 was principally driven by the 2011 new awards mentioned in the preceding paragraph which were awarded in the latter part of the year.

        Total assets in the Power segment were $121 million as of December 31, 2012 and $191 million as of December 31, 2011. The decrease in the segment's total assets in 2012 was attributed to a reduction in project working capital.

Corporate, Tax and Other Matters

        Corporate    For the three years ended December 31, 2012, 2011 and 2010, corporate general and administrative expenses were $151 million, $163 million and $156 million, respectively. The eight percent reduction in 2012 corporate general and administrative expenses compared to 2011 was the net result of many factors, including lower executive bonuses and reduced foreign currency losses in the current year. The five percent increase in 2011 corporate general and administrative expenses compared to 2010 was primarily the result of higher management incentive compensation and foreign currency losses, offset somewhat by overhead reduction efforts and other factors.

        Net interest expense was $0.5 million for the year ended December 31, 2012 compared to net interest income of $16 million and $11 million for the years ended December 31, 2011 and 2010, respectively. Interest expense was considerably higher in 2012 due to the $500 million of 3.375% Senior Notes that were issued in September 2011. The increase in net interest income in 2011 was due to higher cash balances in certain international locations that earn higher yields, offset partially by an increase in interest expense due to the issuance of the 3.375% Senior Notes discussed above.

        Tax    The effective tax rate on the company's pretax earnings was 22.1 percent, 30.3 percent and 21.2 percent for the years 2012, 2011 and 2010, respectively. The 2012 rate was favorably impacted by the release of previously unrecognized tax benefits of $13 million related to a settlement with the IRS for tax years 2003 through 2005, as well as the net reduction of tax reserves totaling $30 million attributable to a variety of domestic and international disputed items, including the resolution of an uncertainty associated with a prior year tax restructuring. The 2011 rate was favorably impacted by the release of previously unrecognized tax benefits related to the expiration of statutes of limitations and the resolution of various disputed items. The lower 2010 rate was primarily attributable to a $152 million tax benefit that resulted from a worthless stock deduction for the tax restructuring of a foreign subsidiary in the fourth quarter, partially offset by an increase in the valuation allowance associated with net operating losses. A significant portion of the $152 million tax benefit resulted from the financial impact of the 2010 Greater Gabbard Project charges on the foreign subsidiary.

Litigation and Matters in Dispute Resolution

        See "13. Contingencies and Commitments" below in the Notes to Consolidated Financial Statements.

Liquidity and Financial Condition

        Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to financial markets. The company has committed and uncommitted lines of credit totaling $4.4 billion, which may be used for revolving loans, letters of credit and/or general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $3.3 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity positions. The company's conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the capital markets. As of December 31, 2012, the company was in compliance with all its covenants related to its debt agreements. The company's total debt to total capitalization ("debt-to-capital") ratio as of December 31, 2012 was 13.9 percent compared to 13.6 percent as of December 31, 2011.

Cash Flows

        Cash and cash equivalents were $2.2 billion as of both December 31, 2012 and 2011. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.6 billion as of December 31, 2012 compared to $2.8 billion as of December 31, 2011. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company's global project execution activities. As of December 31, 2012 and 2011, cash and cash equivalents held outside the United States amounted to $1.7 billion and $1.5 billion, respectively. The company did not consider any cash to be permanently reinvested overseas as of December 31, 2012 and 2011 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

Operating Activities

        Cash flows from operating activities result primarily from earnings sources and are impacted by changes in operating assets and liabilities which consist primarily of working capital balances. Working capital levels vary from year to year and are primarily affected by the company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of engineering and construction projects, as well as the company's execution of its projects within budget. Project working capital requirements also vary by project. For example, accounts receivable and contract work in progress relate to clients in various industries and locations throughout the world. Most contracts require payments as the projects progress. The company evaluates the counterparty credit risk of third parties as part of its project risk review process and in determining the appropriate level of reserves. The company maintains adequate reserves for potential credit losses and generally such losses have been minimal and within management's estimates. In the current economic environment, it is more likely that such credit losses could occur and impact working capital requirements. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. As a result, the company's cash position is reduced as customer advances are worked off, unless they are replaced by advances on other projects. The company maintains cash reserves and borrowing facilities to satisfy any net operating cash outflows in the event there is an investment in operating assets that exceeds the projects' available cash balances.

        During 2012, working capital increased primarily due to an increase in prepaid income taxes and a decrease in advance billings in the Oil & Gas segment, partially offset by an increase in accounts payable in the Oil & Gas segment and a slight overall decrease in contract work in progress. The decrease in advance billings during 2012 resulted primarily from normal project execution activities associated with a coal bed methane gas project in Australia. The higher accounts payable balance during 2012 resulted primarily from normal invoicing and payment activities associated with a major mine replacement project in Canada and the coal bed methane gas project in Australia. A decrease in work in progress in the Industrial & Infrastructure segment, which resulted primarily from the charge on the Greater Gabbard Project, was substantially offset by increases in work in progress in the Oil & Gas and Government segments, which resulted from normal project execution activities associated with numerous projects in those segments. During 2011, working capital decreased primarily due to a decrease in prepaid income taxes and increases in both advance billings and accounts payable in the Oil & Gas segment, partially offset by increases in contract work in progress. The increases in advance billings and accounts payable during 2011 resulted primarily from normal project execution activities associated with numerous projects. The increase in work in progress during 2011 resulted from normal project execution activities associated with numerous projects, as well as amounts funded for the losses and claim on the Greater Gabbard Project. During 2010, working capital increased primarily due to a higher accounts receivable balance as well as amounts funded for the losses and claim on the Greater Gabbard Project and a gas-fired power project in Georgia. The higher accounts receivable balance in 2010 was the net result of normal billing and collection activities associated with numerous projects and not indicative of any significant collection or liquidity issue.

        Cash provided by operating activities was $628 million, $890 million and $551 million in 2012, 2011 and 2010, respectively. The decrease in cash flows from operating activities in 2012 compared to 2011 was primarily attributable to the significant increase in working capital during 2012 compared to the relatively small decrease in working capital during 2011, which are discussed in the preceding paragraphs. Cash provided by operating activities improved in 2011 compared to 2010 primarily due to increases in earnings sources and positive cash flows resulting from a net reduction in working capital, partially offset by higher retirement plan contributions.

        The company had net cash outlays of $175 million, $382 million, and $277 million during 2012, 2011, and 2010, respectively, to fund the project execution activities for the Greater Gabbard Project. The client has filed a counterclaim against the company seeking to recover costs associated with alleged defects, as discussed in "Results of Operations — Industrial & Infrastructure" above and "13. Contingencies and Commitments" in the Notes to Consolidated Financial Statements. To the extent the client's counterclaim is successful, there could be a substantial charge to earnings and a substantial negative impact on the cash flows of the company.

        Income tax payments of $294 million in 2012 were higher than income taxes paid of $177 million and $202 million in 2011 and 2010, respectively, primarily due to higher tax payments in foreign jurisdictions. Income tax payments in 2011 were lower than income taxes paid in 2010 primarily due to the prepayment of certain 2011 taxes in 2010.

        Cash from operating activities is used to provide contributions to the company's defined contribution and defined benefit plans. Contributions into the defined contribution plans during 2012, 2011 and 2010 were $144 million, $101 million and $93 million, respectively. The company contributed approximately $57 million, $122 million and $43 million into its defined benefit pension plans during 2012, 2011 and 2010, respectively. The increase in company contributions to defined contribution plans during 2012 was principally the result of certain U.S. plan amendments that increased employer contributions to the primary U.S. defined contribution plan and reduced contributions to the U.S. defined benefit plan. The decrease in company contributions to defined benefit plans during 2012 resulted from the freezing of the accrual of future service-related benefits for certain eligible participants of the defined benefit plans in both the United State and United Kingdom. The increase in contributions to the defined benefit pension plans during 2011 was primarily due to lower long-term interest rates coupled with the business objective to generally maintain plan assets in excess of accumulated benefit obligations. As of December 31, 2012, 2011 and 2010, plan assets of all of the company's more significant benefit plans exceeded accumulated benefit obligations.

Investing Activities

        Cash utilized by investing activities amounted to $38 million and $436 million in 2012 and 2011, respectively, while cash provided by investing activities amounted to $218 million in 2010. The primary investing activities included purchases, sales and maturities of marketable securities, capital expenditures, business acquisitions, disposals of property, plant and equipment and investments in partnerships and joint ventures. Investing activities in 2012 also included proceeds of $55 million from the sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom.

        The company holds cash in bank deposits and marketable securities which are governed by the company's investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During 2012 and 2010, proceeds from sales and maturities of marketable securities exceeded purchases by $143 million and $438 million, respectively. During 2011, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $133 million. The company held current and noncurrent marketable securities of $455 million and $600 million as of December 31, 2012 and 2011, respectively.

        Capital expenditures of $255 million, $338 million and $265 million during 2012, 2011 and 2010, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment, as well as investments in information technology and the refurbishment of facilities. Proceeds from disposal of property, plant and equipment of $78 million in 2012 and $54 million in both 2011 and 2010 primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment.

        During 2012, the company paid $19 million to acquire an equipment company in Mozambique. During 2011, the company paid $27 million to acquire controlling interests in both NuScale Power, LLC, an Oregon-based designer of small modular nuclear reactors, and Goar, Allison & Associates, a

Texas-based provider of sulfur technologies for upstream gas plants, downstream refineries and gasification. The company continues to make investments in partnerships or joint ventures primarily for the execution of single contracts or projects. Investments in partnerships and joint ventures accounted for using the cost and equity method were $31 million, $8 million and $10 million in 2012, 2011 and 2010, respectively.

Financing Activities

        Cash utilized by financing activities during 2012, 2011 and 2010 of $617 million, $396 million and $390 million, respectively, included company stock repurchases, company dividend payments to stockholders, proceeds from the issuance of senior notes, convertible note repayments, distributions paid to holders of noncontrolling interests and corporate-owned life insurance loan repayments.

        The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares in open market or privately negotiated transactions at the company's discretion. The company repurchased 7,409,200 shares, 10,050,000 shares and 3,079,600 shares of common stock under its current and previously authorized stock repurchase programs resulting in cash outflows of $389 million, $640 million and $175 million in 2012, 2011 and 2010, respectively. As of December 31, 2012, 3.8 million shares could still be purchased under the existing stock repurchase program. On February 6, 2013, the Board of Directors approved an increase of 8.0 million shares to the share repurchase program, bringing the total number of shares available for repurchase to 11.8 million shares.

        During 2012, the company's Board of Directors authorized the payment of quarterly dividends of $0.16 per share (compared to quarterly dividends of $0.125 per share in 2011 and 2010). Declared dividends are typically paid during the month following the quarter in which they are declared. However, dividends declared in the fourth quarter of 2012 were paid in December 2012. The payment and level of future cash dividends is subject to the discretion of the company's Board of Directors. Dividends of $129 million, $88 million and $90 million, were paid during 2012, 2011 and 2010, respectively.

        In September 2011, the company issued $500 million of 3.375% Senior Notes (the "2011 Notes") due September 15, 2021 and received proceeds of $492 million, net of underwriting discounts and debt issuance costs. Interest on the 2011 Notes is payable semi-annually on March 15 and September 15 of each year, and began on March 15, 2012. The company may, at any time, redeem the 2011 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make whole" premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, the company will be required to offer to purchase the 2011 Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The company is generally not limited under the indenture governing the 2011 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions. These covenants are not expected to impact the company's liquidity or capital resources.

        In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the "2004 Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the 2004 Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible during any fiscal quarter if the closing price of the company's common stock for at least 20 trading days in the 30 consecutive trading day-period ending on the last trading day of the previous fiscal quarter is greater than or equal to 130 percent of the conversion price in effect on that 30th trading day (the "trigger price"). The trigger price was $35.83 as of December 31, 2012, but is subject to adjustment as outlined in the indenture. The trigger price condition was satisfied during the fourth quarter of 2012 and 2011 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2012 and 2011. During 2012, holders converted $1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 18,899 shares of the company's common stock. During 2011, holders converted $77 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,678,095 shares of the company's common stock. During 2010, holders converted $13 million of the 2004 Notes in exchange for the principal balance owed in cash plus 184,563 shares of the company's common stock. The company does not know the timing or principal amount of the remaining 2004 Notes that may be presented for conversion by the holders in the future. Holders of the 2004 Notes will be entitled to require the company to purchase all or a portion of their 2004 Notes at 100 percent of the principal amount plus unpaid interest on February 15, 2014 and February 15, 2019. The 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company's common stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion. The carrying value of the 2004 Notes was $18 million and $19 million as of December 31, 2012 and 2011, respectively.

        Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $101 million, $104 million and $84 million in 2012, 2011 and 2010, respectively. Distributions in all three years primarily related to an iron ore joint venture project in Australia (see "14. Variable Interest Entities" below in the Notes to Consolidated Financial Statements). Capital contributions by joint venture partners were $3 million, $23 million and $1 million in 2012, 2011 and 2010, respectively. Capital contributions in 2011 represent the funding of a joint venture that is providing services to the Department of Energy under a contract for a gaseous diffusion plant in Portsmouth, Ohio.

        During 2010, the company repaid $32 million in principal related to loans against the cash surrender value of corporate-owned life insurance policies.

  Effect of Exchange Rate Changes on Cash

        Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During 2012 and 2010, most major foreign currencies strengthened against the U.S. dollar. During 2011, most major foreign currencies weakened against the U.S. dollar. As a result, the company had unrealized translation gains of $20 million and $68 million in 2012 and 2010, respectively, and unrealized translation losses of $31 million in 2011 related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company's exposure to realized exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

        On November 9, 2012, the company entered into a $1.8 billion Revolving Loan and Letter of Credit Facility Agreement ("Credit Facility") that matures in 2017. Borrowings on the Credit Facility are to bear interest at rates based on the London Interbank Offered Rate ("LIBOR") or an alternative base rate, plus an applicable borrowing margin. The Credit Facility may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $600 million for the company's subsidiaries. On the same day, the company terminated its $800 million Revolving Loan and Financial Letter of Credit Facility and its $500 million Letter of Credit Facility and all outstanding letters of credit thereunder were assigned or otherwise transferred to the new Credit Facility.

        In conjunction with the Credit Facility, the company also amended its existing $1.2 billion Revolving Performance Letter of Credit Facility ("PLOC Facility") dated December 14, 2010. The cap on the PLOC Facility for the aggregate amount of debt for the company subsidiaries was increased from $500 million to $600 million subject to certain conditions.

        As of December 31, 2012, the company had a combination of committed and uncommitted lines of credit that totaled $4.4 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. Letters of credit are provided in the ordinary course of business primarily to indemnify the company's clients if the company fails to perform its obligations under its contracts. As of December 31, 2012, $1.1 billion in letters of credit were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are also used as a form of credit enhancement.

Guarantees, Inflation and Variable Interest Entities

  Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain consolidated and unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of December 31, 2012 were estimated to be $3.8 billion of which an immaterial amount was recorded as a liability in accordance with ASC 460, "Guarantees."

        Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.

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

        For further discussion of the company's VIEs, see "Discussion of Critical Accounting Policies" above and "14. Variable Interest Entities" below in the Notes to Consolidated Financial Statements.

Contractual Obligations

        Contractual Obligations as of December 31, 2012 are summarized as follows:

		Payments Due by Period

Contractual Obligations	Total	1 year or less	2–3 years	4–5 years	Over 5 years

(in millions)
Debt:
3.375% Senior Notes	$496	$—	$—	$—	$496
1.5% Convertible Senior Notes	18	18	—	—	—
5.625% Municipal Bonds(1)	18	—	—	—	18
Notes Payable, including noncurrent portion	9	2	5	2	—
Interest on debt obligations(2)	169	18	35	35	81
Operating leases(3)	292	49	92	64	87
Capital leases	23	5	10	8	—
Uncertain tax contingencies(4)	33	—	—	—	33
Joint venture contributions	41	17	24	—	—
Pension minimum funding(5)	27	10	8	9	—
Other post-employment benefits	31	6	8	7	10
Other compensation-related obligations(6)	379	44	63	44	228

Total	$1,536	$169	$245	$169	$953

(1)
The contractual maturity of the 5.625% Municipal Bonds is June 1, 2019. In January 2013, the company redeemed the $18 million principal amount of the bonds at a price of 100 percent of their principal amount.

(2)
Interest is based on the borrowings that are presently outstanding and the timing of payments indicated in the above table.

(3)
Operating leases are primarily for engineering and project execution office facilities in Sugar Land, Texas, the United Kingdom and various other U.S and international locations, equipment used in connection with long-term construction contracts and other personal property.

(4)
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

(5)
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

(6)
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

        The company utilizes derivative instruments to mitigate certain financial exposure, including currency and commodity price risk associated with engineering and construction contracts, currency risk associated with intercompany transactions and risk associated with interest rate volatility. The company does not enter into derivative transactions for speculative purposes. As of December 31, 2012, the company had foreign exchange forward contracts of less than two year duration and a total gross notional amount of $225 million. As of December 31, 2012, the company had commodity swap forward contracts of less than two years duration and a total gross notional amount of $1 million. The company's historical gains and losses associated with derivative instruments have been immaterial, and have largely mitigated the exposures being hedged.

        The company's long-term debt obligations carry a fixed-rate coupon and its exposure to interest rate risk is not material due to the low interest rates on these obligations.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item is submitted as a separate section of this Form 10-K. See "Item 15. — Exhibits and Financial Statement Schedules" below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of December 31, 2012, which is the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

        In connection with the preparation of the company's annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). Management's assessment included an evaluation of the design of the company's internal control over financial reporting and testing of the operational effectiveness of the company's internal control over financial reporting. Based on this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2012.

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

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Fluor Corporation

        We have audited Fluor Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fluor Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fluor Corporation as of December 31, 2012 and 2011 and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2012 of Fluor Corporation and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Dallas, Texas
February 20, 2013

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

        The following information is being furnished with respect to the company's executive officers:

Name	Age	Position with the Company(1)
Ray F. Barnard	54	Senior Vice President, Information Technology & Execution Services
Stephen B. Dobbs	56	Senior Group President, Industrial & Infrastructure
David R. Dunning	61	Group President, Business Development & Strategy
Garry W. Flowers	61	Group President, Global Services
Glenn C. Gilkey	54	Senior Vice President, Human Resources and Administration
Kirk D. Grimes	55	Group President, Supply Chain
Carlos M. Hernandez	58	Senior Vice President, Chief Legal Officer and Secretary
Peter Oosterveer	55	Group President, Oil & Gas
Biggs C. Porter	59	Senior Vice President and Chief Financial Officer
David T. Seaton	51	Chairman and Chief Executive Officer
Gary G. Smalley	54	Senior Vice President and Controller
Bruce A. Stanski	52	Group President, Government

(1)
Except where otherwise indicated, all references are to positions held with Fluor Corporation or one of its subsidiaries. All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors.

  Ray F. Barnard

        Mr. Barnard has been Senior Vice President, Information Technology & Execution Services since January 2013. Prior to that, he was Senior Vice President, Information Technology since February 2002. Mr. Barnard joined the company in 2002.

  Stephen B. Dobbs

        Mr. Dobbs has been Senior Group President, Industrial & Infrastructure since January 2012. Prior to that, he was Senior Group President, Industrial & Infrastructure and Global Services from March 2009 to January 2012; Senior Group President, Industrial & Infrastructure, Government and Global Services from March 2007 to March 2009; Group President, Industrial & Infrastructure from September 2005 to March 2007; President, Infrastructure from 2002 to September 2005; and President, Transportation from 2001 to 2002. Mr. Dobbs joined the company in 1980.

  David R. Dunning

        Mr. Dunning has been Group President, Business Development & Strategy since January 2013. Prior to that, he was Group President, Power from March 2009 to January 2013; Senior Vice President, Sales, Marketing and Strategic Planning for Power from March 2006 to March 2009; Vice President, Sales for the

Power Group from July 2003 to March 2006; and Vice President, Sales for the Duke/Fluor Daniel partnership from March 2001 to July 2003. Mr. Dunning joined the company in 1977.

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

  Kirk D. Grimes

        Mr. Grimes has been Group President, Supply Chain since January 2013. Prior to that, he was Group Executive, Operations from January 2012 to January 2013; Group President, Global Services from October 2003 to January 2012; and Group Executive, Oil & Gas from February 2001 to October 2003. Mr. Grimes joined the company in 1980.

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

  Biggs C. Porter

        Mr. Porter has been Senior Vice President and Chief Financial Office since May 2012. Prior to joining the company in 2012, he was Chief Financial Officer of Tenet Healthcare, Inc. from June 2006 to March 2012. He joined the company in March 2012.

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

  Bruce A. Stanski

        Mr. Stanski has been Group President, Government since August 2009. Prior to joining the company in March 2009, he was President, Government and Infrastructure of KBR, Inc. from August 2007 to March 2009; and Executive Vice President of KBR, Inc.'s Government and Infrastructure division from September 2005 to August 2007.

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

Additional Information

        The additional information required by Item 401 of Regulation S-K is hereby incorporated by reference from the information contained in the section entitled "Election of Directors — Biographical Information, including Experience, Qualifications, Attributes and Skills" in our Proxy Statement for our 2013 annual meeting of stockholders. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Information regarding the Audit Committee is hereby incorporated by reference from the information contained in the section entitled "Corporate Governance — Board of Directors Meetings and Committees — Audit Committee" in our Proxy Statement.

Item 11.    Executive Compensation

        Information required by this item is included in the following sections of our Proxy Statement for our 2013 annual meeting of stockholders: "Organization and Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation," as well as the related pages containing compensation tables and information, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table provides information as of December 31, 2012 with respect to the shares of common stock that may be issued under the Company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	3,233,025	$53.64	3,498,926
Equity compensation plans not approved by stockholders	—	—	—

Total	3,233,025	$53.64	3,498,926

(1)
Consists of the 2000 Restricted Stock Plan for Non-Employee Directors, under which no securities are currently issuable upon exercise of outstanding options, warrants or rights, but under which 206,305 shares remain available for future issuance; the 2003 Executive Performance Incentive Plan (the "2003 Plan"), under which 803,214 shares are currently issuable upon exercise of outstanding options, warrants and rights, but under which no shares remain available for future issuance; and the 2008 Executive Performance Incentive Plan, under which 2,429,811 shares are currently issuable upon exercise of outstanding options, warrants and rights, and under which 3,292,621 shares remain available for issuance. The 2003 Plan was terminated when the company's 2008 Executive Performance Incentive Plan was approved by stockholders at the company's annual stockholders meeting in 2008.

        The additional information required by this item is included in the "Stock Ownership and Stock-Based Holdings of Executive Officers and Directors" and "Stock Ownership of Certain Beneficial Owners" sections of our Proxy Statement for our 2013 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item is included in the "Certain Relationships and Related Transactions" and "Board Independence" sections of the "Corporate Governance" portion of our Proxy Statement for our 2013 annual meeting of stockholders, which information is incorporated herein by reference.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this annual report on Form 10-K:

1.     Financial Statements:

        Our consolidated financial statements at December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K, beginning on page F-1.

2.     Financial Statement Schedules:

        No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.     Exhibits:

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 8, 2012).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on May 8, 2012).
4.1	Indenture between Fluor Corporation and Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 17, 2004).
4.2	First Supplemental Indenture between Fluor Corporation and The Bank of New York, as trustee, dated as of February 17, 2004 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on February 17, 2004).
4.3	Senior Debt Securities Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of September 8, 2011 (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on September 8, 2011).
4.4	First Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of September 13, 2011 (incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on September 13, 2011).
4.5	Second Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of June 22, 2012 (incorporated by reference to Exhibit 4.2 to the registrant's Form S-3ASR filed on June 22, 2012).
10.1	Fluor Corporation 2000 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.2	Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed on May 20, 2010).
10.3	Fluor Corporation Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).

10.4	Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.5	Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.6	Fluor Executives' Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.7	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K filed on February 22, 2012).
10.8	Fluor Corporation 2001 Fluor Stock Appreciation Rights Plan, as amended and restated on November 1, 2007 (incorporated by reference to Exhibit 10.12 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.9	Fluor Corporation 2003 Executive Performance Incentive Plan, as amended and restated as of March 30, 2005 (incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.10	Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q filed on November 9, 2004).
10.11	Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K filed on March 15, 2004).
10.12	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q filed on August 2, 2012).
10.13	Fluor Corporation 409A Deferred Directors' Fees Program, as amended and restated effective as of January 1, 2013.*
10.14	Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K filed on February 22, 2012).
10.15	Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 9, 2008).
10.16	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.17	Retention Award granted to Stephen B. Dobbs on February 7, 2008 (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.18	Retention Award granted to David T. Seaton on February 7, 2008 (incorporated by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.19	Form of Value Driver Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).
10.20	Form of Stock Option Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).

10.21	Form of Restricted Stock Unit Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).
10.22	Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.27 to the registrant's Quarterly Report on Form 10-Q filed on May 11, 2009).
10.23	Form of Stock Option Agreement (with double trigger change of control) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.24	Form of Restricted Stock Unit Agreement (with double trigger change of control) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.25	Form of Non-U.S. Stock Growth Incentive Award Agreement (with double trigger change of control) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.26	Form of Restricted Unit Award Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q filed on August 4, 2011).
10.27	Form of Restricted Stock Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q filed on August 4, 2011).
10.28	Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 29, 2010).
10.29	Revolving Loan and Letter of Credit Facility Agreement dated as of November 9, 2012, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Toyko-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (including schedules and exhibits thereto).*
10.30	Revolving Performance Letter of Credit Facility Agreement dated as of December 14, 2010, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Co-Syndication Agent and an Issuing Lender, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Bank of Nova Scotia, as Co-Syndication Agents and Banco Santander, S.A., New York Branch and Crédit Agricole Corporate and Investment Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.33 to the registrant's Annual Report on Form 10-K filed on February 23, 2011).
10.31	Amendment No. 1 dated as of November 9, 2012 to that certain Revolving Performance Letter of Credit Facility Agreement dated as of December 14, 2010, among Fluor Corporation, the Lenders thereunder, and BNP Paribas, as Administrative Agent and an Issuing Lender.*
10.32	Retention Award granted to D. Michael Steuert on August 4, 2010 (incorporated by reference to Exhibit 10.34 to the registrant's Annual Report on Form 10-K filed on February 23, 2011).
10.33	Form of Value Driver Incentive Award Agreement (payable in shares) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.33 to the registrant's Quarterly Report on Form 10-Q filed on May 3, 2012).
10.34	Form of Option Agreement (with international grant language) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2011).

10.35	Form of Restricted Stock Unit Agreement (with international grant language) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2011).
10.36	Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2011).
10.37	Offer of Employment Letter dated January 9, 2009 from Fluor Corporation to Bruce A. Stanski (incorporated by reference to Exhibit 10.39 to the registrant's Annual Report on Form 10-K filed on February 22, 2012).
10.38	Offer of Employment Letter from Fluor Corporation to Biggs C. Porter (incorporated by reference to Exhibit 10.38 to the registrant's Quarterly Report on Form 10-Q filed on May 3, 2012).
10.39	Consulting Agreement between Fluor Corporation and D. Michael Steuert, dated May 11, 2012 (incorporated by reference to Exhibit 10.39 to the registrant's Quarterly Report on Form 10-Q filed on August 2, 2012).
10.40	Retention Award granted to Peter Oosterveer on December 11, 2009 (incorporated by reference to Exhibit 10.36 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2011).
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
New exhibit filed or furnished with this report.

        Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Balance Sheet at December 31, 2012 and December 31, 2011, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2012, 2011 and 2010.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ BIGGS C. PORTER Biggs C. Porter, Senior Vice President and Chief Financial Officer

February 20, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DAVID T. SEATON David T. Seaton	Chairman and Chief Executive Officer	February 20, 2013
Principal Financial Officer:
/s/ BIGGS C. PORTER Biggs C. Porter	Senior Vice President and Chief Financial Officer	February 20, 2013
Principal Accounting Officer:
/s/ GARY G. SMALLEY Gary G. Smalley	Senior Vice President and Controller	February 20, 2013
Other Directors:
/s/ PETER K. BARKER Peter K. Barker	Director	February 20, 2013
/s/ ALAN M. BENNETT Alan M. Bennett	Director	February 20, 2013
/s/ ROSEMARY T. BERKERY Rosemary T. Berkery	Director	February 20, 2013
/s/ PETER J. FLUOR Peter J. Fluor	Director	February 20, 2013
/s/ JAMES T. HACKETT James T. Hackett	Director	February 20, 2013

Signature	Title	Date

/s/ KENT KRESA Kent Kresa	Director	February 20, 2013
/s/ DEAN R. O'HARE Dean R. O'Hare	Director	February 20, 2013
/s/ ARMANDO J. OLIVERA Armando J. Olivera	Director	February 20, 2013
/s/ JOSEPH W. PRUEHER Joseph W. Prueher	Director	February 20, 2013
/s/ NADER H. SULTAN Nader H. Sultan	Director	February 20, 2013
/s/ SUZANNE H. WOOLSEY Suzanne H. Woolsey	Director	February 20, 2013

FLUOR CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fluor Corporation

We have audited the accompanying consolidated balance sheets of Fluor Corporation as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fluor Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Dallas, Texas
February 20, 2013

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010

TOTAL REVENUE	$27,577,135	$23,381,399	$20,849,349
TOTAL COST OF REVENUE	26,692,138	22,232,483	20,144,099
OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	151,010	163,460	156,268
Interest expense	28,238	15,601	10,616
Interest income	(27,756)	(31,961)	(21,230)

Total cost and expenses	26,843,630	22,379,583	20,289,753

EARNINGS BEFORE TAXES	733,505	1,001,816	559,596
INCOME TAX EXPENSE	162,438	303,729	118,514

NET EARNINGS	571,067	698,087	441,082
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	114,737	104,359	83,586

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$456,330	$593,728	$357,496

BASIC EARNINGS PER SHARE	$2.73	$3.44	$2.01

DILUTED EARNINGS PER SHARE	$2.71	$3.40	$1.98

SHARES USED TO CALCULATE EARNINGS PER SHARE
Basic	167,121	172,501	178,047
Diluted	168,491	174,564	180,988

DIVIDENDS DECLARED PER SHARE	$0.64	$0.50	$0.50

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2012	2011	2010

NET EARNINGS	$571,067	$698,087	$441,082
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	29,703	(40,118)	36,250
Ownership share of equity method investees' other comprehensive income (loss)	563	(23,791)	(19,791)
Defined benefit pension and postretirement plan adjustments	(91,155)	58,451	28,274
Unrealized gain (loss) on derivative contracts	1,298	(12,342)	2,416
Unrealized gain (loss) on debt securities	85	(445)	(137)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(59,506)	(18,245)	47,012

COMPREHENSIVE INCOME	511,561	679,842	488,094

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	113,789	109,095	85,922

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$397,772	$570,747	$402,172

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($411,550 and $472,597 related to variable interest entities ("VIEs"))	$2,154,541	$2,161,411
Marketable securities, current ($30,369 and $0 related to VIEs)	137,127	96,438
Accounts and notes receivable, net ($193,354 and $167,238 related to VIEs)	1,242,691	1,234,023
Contract work in progress ($221,897 and $264,014 related to VIEs)	1,942,679	1,946,747
Deferred taxes	249,839	207,674
Other current assets	367,260	232,418

Total current assets	6,094,137	5,878,711

PROPERTY, PLANT AND EQUIPMENT
Land	51,644	42,575
Buildings and improvements	453,484	419,364
Machinery and equipment	1,461,307	1,381,219
Construction in progress	17,329	25,650

	1,983,764	1,868,808
Less accumulated depreciation	1,032,509	947,223

Net property, plant and equipment ($105,692 and $117,755 related to VIEs)	951,255	921,585

OTHER ASSETS
Marketable securities, noncurrent	318,355	503,550
Goodwill	101,332	95,947
Investments	142,894	129,299
Deferred taxes	79,357	167,387
Deferred compensation trusts	332,904	303,016
Other	255,809	268,869

Total other assets	1,230,651	1,468,068

TOTAL ASSETS	$8,276,043	$8,268,364

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($295,972 and $239,522 related to VIEs)	$1,954,108	$1,734,686
Convertible senior notes and other notes payable	20,792	19,458
Advance billings on contracts ($300,491 and $469,644 related to VIEs)	870,147	1,092,707
Accrued salaries, wages and benefits ($59,183 and $39,581 related to VIEs)	755,075	668,107
Other accrued liabilities ($6,478 and $23,427 related to VIEs)	286,992	323,241

Total current liabilities	3,887,114	3,838,199

LONG-TERM DEBT DUE AFTER ONE YEAR	520,205	513,500
NONCURRENT LIABILITIES	441,630	456,759
CONTINGENCIES AND COMMITMENTS
EQUITY
Shareholders' equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 162,359,906 and 168,979,199 shares in 2012 and 2011, respectively	1,624	1,690
Additional paid-in capital	—	2,574
Accumulated other comprehensive loss	(257,850)	(199,292)
Retained earnings	3,597,521	3,590,553

Total shareholders' equity	3,341,295	3,395,525
Noncontrolling interests	85,799	64,381

Total equity	3,427,094	3,459,906

TOTAL LIABILITIES AND EQUITY	$8,276,043	$8,268,364

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$571,067	$698,087	$441,082
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of fixed assets	210,441	199,365	189,350
Amortization of intangibles	1,940	2,574	1,234
Gain on sale of a cost method investment	(42,856)	—	—
Impairment of long-lived assets	10,434	—	6,188
Restricted stock and stock option amortization	37,400	36,757	46,824
Deferred compensation trust	(29,887)	10,449	(28,614)
Deferred compensation obligation	35,961	(12,518)	33,737
Funding of deferred compensation trust	—	—	(5,000)
Statute expirations and tax settlements	(13,152)	(13,795)	(10,686)
Deferred taxes	77,444	(17,398)	12,707
Excess tax benefit from stock-based plans	(4,356)	(12,737)	(893)
Retirement plan contributions, net of accrual	(46,877)	(69,581)	22,264
Changes in operating assets and liabilities	(174,515)	46,005	(173,007)
Undistributed earnings of equity method investments	(11,838)	19,225	12,343
Other items	7,172	3,336	3,385

Cash provided by operating activities	628,378	889,769	550,914

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(922,024)	(857,787)	(853,622)
Proceeds from the sales and maturities of marketable securities	1,065,312	724,409	1,291,159
Capital expenditures	(254,747)	(338,167)	(265,410)
Proceeds from disposal of property, plant and equipment	77,772	53,752	53,692
Investments in partnerships and joint ventures	(30,782)	(8,089)	(10,035)
Proceeds from sale of a cost method investment and other assets	55,136	11,016	—
Acquisitions	(19,337)	(27,326)	—
Other items	(9,677)	5,768	2,646

Cash provided (utilized) by investing activities	(38,347)	(436,424)	218,430

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(389,233)	(639,556)	(175,058)
Dividends paid	(128,650)	(87,678)	(90,093)
Proceeds from issuance of 3.375% Senior Notes	—	495,595	—
Debt issuance costs	(3,241)	(4,066)	—
Settlement of U.S. Treasury rate lock agreements	—	(16,778)	—
Repayment of convertible debt and notes payable	(7,514)	(77,234)	(13,097)
Distributions paid to noncontrolling interests	(100,623)	(103,659)	(83,656)
Capital contribution by joint venture partners	2,665	22,789	1,000
Repayment of corporate-owned life insurance loans	—	—	(32,163)
Taxes paid on vested restricted stock	(11,744)	(18,693)	(6,899)
Stock options exercised	11,592	25,410	14,040
Excess tax benefit from stock-based plans	4,356	12,737	893
Other items	5,766	(4,692)	(4,839)

Cash utilized by financing activities	(616,626)	(395,825)	(389,872)

Effect of exchange rate changes on cash	19,725	(31,106)	68,497

Increase (decrease) in cash and cash equivalents	(6,870)	26,414	447,969
Cash and cash equivalents at beginning of year	2,161,411	2,134,997	1,687,028

Cash and cash equivalents at end of year	$2,154,541	$2,161,411	$2,134,997

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
(in thousands, except per share amounts)					Retained Earnings		Noncontrolling Interests	Total Equity
	Shares	Amount

BALANCE AS OF DECEMBER 31, 2009	178,825	$1,788	$682,304	$(220,987)	$2,842,428	$3,305,533	$28,360	$3,333,893

Net earnings				—	357,496	357,496	83,586	441,082
Other comprehensive income				44,676	—	44,676	2,336	47,012
Dividends ($0.50 per share)				—	(89,967)	(89,967)	—	(89,967)
Distributions to noncontrolling interests				—	—	—	(83,656)	(83,656)
Partner contributions in noncontrolling interests				—	—	—	1,000	1,000
Stock-based plan activity	495	6	54,851	—	—	54,857	—	54,857
Repurchase of common stock	(3,080)	(31)	(175,027)	—	—	(175,058)	—	(175,058)
Debt conversions	185	1	(539)	—	—	(538)	—	(538)

BALANCE AS OF DECEMBER 31, 2010	176,425	$1,764	$561,589	$(176,311)	$3,109,957	$3,496,999	$31,626	$3,528,625

Net earnings				—	593,728	593,728	104,359	698,087
Other comprehensive income (loss)				(22,981)	—	(22,981)	4,736	(18,245)
Dividends ($0.50 per share)				—	(86,669)	(86,669)	—	(86,669)
Distributions to noncontrolling interests				—	—	—	(103,659)	(103,659)
Partner contributions in noncontrolling interests				—	—	—	22,789	22,789
Acquisition and other noncontrolling interest transactions			(534)	—	—	(534)	4,530	3,996
Stock-based plan activity	926	11	56,196	—	—	56,207	—	56,207
Repurchase of common stock	(10,050)	(101)	(612,992)	—	(26,463)	(639,556)	—	(639,556)
Debt conversions	1,678	16	(1,685)	—	—	(1,669)	—	(1,669)

BALANCE AS OF DECEMBER 31, 2011	168,979	$1,690	$2,574	$(199,292)	$3,590,553	$3,395,525	$64,381	$3,459,906

Net earnings				—	456,330	456,330	114,737	571,067
Other comprehensive loss				(58,558)	—	(58,558)	(948)	(59,506)
Dividends ($0.64 per share)				—	(107,522)	(107,522)	—	(107,522)
Distributions to noncontrolling interests				—	—	—	(100,623)	(100,623)
Partner contributions in noncontrolling interests				—	—	—	2,665	2,665
Other noncontrolling interest transactions			(2,673)	—	—	(2,673)	5,587	2,914
Stock-based plan activity	771	9	47,412	—	—	47,421	—	47,421
Repurchase of common stock	(7,409)	(75)	(47,318)	—	(341,840)	(389,233)	—	(389,233)
Debt conversions	19	—	5	—	—	5	—	5

BALANCE AS OF DECEMBER 31, 2012	162,360	$1,624	$—	$(257,850)	$3,597,521	$3,341,295	$85,799	$3,427,094

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Major Accounting Policies

    Principles of Consolidation

        The financial statements include the accounts of Fluor Corporation and its subsidiaries ("the company"). The equity method of accounting is generally used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is generally accounted for on the cost method. Joint ventures and partnerships in which the company has the ability to exert significant influence, but does not control, are accounted for using the equity method of accounting. Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company consolidates certain variable interest entities ("VIEs") in accordance with Accounting Standards Codification ("ASC") 810 (see "14. Variable Interest Entities" below). For joint ventures and partnerships in the construction industry, unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, as allowed under ASC 810-10-45-14. At times, the cost and equity methods of accounting are also used.

        All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2011 and 2010 have been reclassified to conform to the 2012 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

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

    Engineering and Construction Contracts

        The company recognizes engineering and construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of depreciation and amortization. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are generally segmented between

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. Revenue recognized in excess of amounts billed is classified as a current asset under contract work in progress. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under advance billings on contracts. The company anticipates that the majority of incurred cost associated with contract work in progress as of December 31, 2012 will be billed and collected in 2013. The company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Cost, but not profit, associated with unapproved change orders is accounted for in revenue when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only to the extent that costs associated with the claims or unapproved change orders have been incurred.

    Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Leasehold improvements are amortized over the shorter of their economic lives or the lease terms. Depreciation is calculated using the straight-line method over the following ranges of estimated useful service lives, in years:

	December 31,
			Estimated Useful Service Lives
(cost in thousands)	2012	2011

Buildings	$287,895	$278,029	20 – 40
Building and leasehold improvements	165,589	141,335	6 – 20
Machinery and equipment	1,315,756	1,245,770	2 – 10
Furniture and fixtures	145,551	135,449	2 – 10

    Goodwill and Intangible Assets

        In the first quarter of 2012, Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment" became effective. ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e., the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The adoption of ASU 2011-08 did not have a material impact on the company's financial position, results of operations or cash flows.

        Goodwill is not amortized but is subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. When testing goodwill for impairment quantitatively, the company first compares the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performed to measure the amount of potential impairment. In the second step, the company compares the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. During 2012, the company completed its annual goodwill impairment test in the first quarter and quantitatively determined that none of the goodwill was impaired because the fair value of each reporting unit substantially exceeded its carrying amount. Goodwill for each of the company's segments is shown in "15. Operations by Business Segment and Geographical Area". The company also performed an interim goodwill impairment test in the fourth quarter of 2012 for the Industrial & Infrastructure segment after the Greater Gabbard Project charge and quantitatively determined that none of the segment's goodwill was impaired. See "13. Contingencies and Commitments" for further discussion of the Greater Gabbard Project charge.

        The company has intangible assets with a carrying value of $21 million and $23 million as of December 31, 2012 and 2011, respectively. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. As of December 31, 2012, none of the company's intangible assets with indefinite lives were impaired. Intangible assets with finite lives are amortized on a straight-line basis over the useful lives of those assets, ranging from one year to ten years.

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

    Derivatives and Hedging

        The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with intercompany transactions, deposits denominated in non-functional currencies, and risk associated with

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate volatility may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally mitigates the risk by utilizing derivative instruments as hedging instruments that are designated as either fair value or cash flow hedges in accordance with ASC 815, "Derivatives and Hedging." The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the hedging instruments are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all hedging instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the hedging instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the derivative instruments' gains or losses due to changes in fair value are recorded as a component of accumulated other comprehensive income (loss) ("AOCI") and are reclassified into earnings when the hedged items settle. Any ineffective portion of a hedging instrument's change in fair value is immediately recognized in earnings. The company does not enter into hedging instruments or engage in hedging activities for speculative purposes.

        Under ASC 815, in certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. As of December 31, 2012, 2011 and 2010, the company had no significant embedded derivatives in any of its contracts.

        The Company offsets fair value amounts for multiple derivative instruments executed with the same counterparty under a master netting arrangement, as permitted by ASC 815.

    Concentrations of Credit Risk

        Accounts receivable and all contract work in progress are from clients in various industries and locations throughout the world. Most contracts require payments as the projects progress or, in certain cases, advance payments. The company generally does not require collateral, but in most cases can place liens against the property, plant or equipment constructed or terminate the contract, if a material default occurs. The company evaluates the counterparty credit risk of third parties as part of its project risk review process and in determining the appropriate level of reserves. The company maintains adequate reserves for potential credit losses and generally such losses have been minimal and within management's estimates. However, in the third quarter of 2010, the company recognized a pre-tax charge of $95 million related to a bankruptcy court ruling that adversely impacted the collectability of amounts due the company on a completed infrastructure joint venture project in California. In 2011, $11 million of this amount was recovered in a settlement with the bankrupt client.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Stock-Based Plans

        The company applies the provisions of ASC 718 "Compensation — Stock Compensation" in its accounting and reporting for stock-based compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All unvested options outstanding under the company's option plans have grant prices equal to the market price of the company's stock on the dates of grant. Compensation cost for restricted stock and restricted stock units is determined based on the fair market value of the company's stock at the date of grant. Compensation cost for stock appreciation rights is determined based on the change in the fair market value of the company's stock during the period. Stock-based compensation expense is generally recognized over the required service period, or over a shorter period when employee retirement eligibility is a factor.

    Comprehensive Income (Loss)

        ASC 220 "Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The company reports the cumulative foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and derivative contracts, ownership share of equity method investees' other comprehensive income (loss), and adjustments related to defined benefit pension and postretirement plans, as components of accumulated other comprehensive income (loss).

        In the first quarter of 2012, the company adopted ASU 2011-05, "Presentation of Comprehensive Income," which amends certain guidance in ASC 220. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 requires entities to report components of comprehensive income in either (a) a continuous statement of comprehensive income or (b) two separate but consecutive statements. As a result of the adoption of ASU 2011-05, the company's financial statements now include a Consolidated Statement of Comprehensive Income.

        The company also adopted ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" in the first quarter of 2012. ASU 2011-12 indefinitely deferred the provisions of ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income ("OCI") is presented.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The tax effects of the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2012			2011			2010
(in thousands)	Before- Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount

Other comprehensive income (loss):
Foreign currency translation adjustment	$47,780	$(18,077)	$29,703	$(66,717)	$26,599	$(40,118)	$56,576	$(20,326)	$36,250
Ownership share of equity method investees' other comprehensive income (loss)	1,487	(924)	563	(33,492)	9,701	(23,791)	(32,459)	12,668	(19,791)
Defined benefit pension and postretirement plan adjustments	(145,848)	54,693	(91,155)	93,522	(35,071)	58,451	45,239	(16,965)	28,274
Unrealized gain (loss) on derivative contracts	2,369	(1,071)	1,298	(19,420)	7,078	(12,342)	3,237	(821)	2,416
Unrealized gain (loss) on debt securities	135	(50)	85	(711)	266	(445)	(220)	83	(137)

Total other comprehensive income (loss)	(94,077)	34,571	(59,506)	(26,818)	8,573	(18,245)	72,373	(25,361)	47,012
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(948)	—	(948)	4,736	—	4,736	2,336	—	2,336

Other comprehensive income (loss) attributable to Fluor Corporation	$(93,129)	$34,571	$(58,558)	$(31,554)	$8,573	$(22,981)	$70,037	$(25,361)	$44,676

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The changes in the balances of each after-tax component of accumulated comprehensive income (loss) attributable to Fluor Corporation are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net

Balance as of December 31, 2009	$26,187	$—	$(248,294)	$(331)	$1,451	$(220,987)
Current-period other comprehensive income (loss)	33,914	(19,791)	28,274	2,416	(137)	44,676

Balance as of December 31, 2010	60,101	(19,791)	(220,020)	2,085	1,314	(176,311)
Current-period other comprehensive income (loss)	(44,331)	(23,791)	58,451	(12,865)	(445)	(22,981)

Balance as of December 31, 2011	15,770	(43,582)	(161,569)	(10,780)	869	(199,292)
Current-period other comprehensive income (loss)	30,129	563	(91,155)	1,820	85	(58,558)

Balance as of December 31, 2012	$45,899	$(43,019)	$(252,724)	$(8,960)	$954	$(257,850)

        During 2012 and 2010, functional currency exchange rates for most of the company's international operations strengthened against the U.S. dollar, resulting in unrealized translation gains. During 2011, functional currency exchange rates for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses.

    Recent Accounting Pronouncements

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires an entity to disclose additional information about reclassification adjustments, including (a) changes in AOCI balances by component and (b) significant items reclassified out of AOCI. ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012.

        In February 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." ASU 2013-01 clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2013-01 is effective for interim and annual reporting periods beginning after January 1, 2013 and will be applied on a retrospective basis.

        In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements." The amendments in ASU 2012-04 make technical corrections, clarifications and limited-scope improvements to various topics throughout the Accounting Standards Codification. ASU 2012-04 is effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for interim and annual reporting periods beginning after December 15, 2012. Management does not expect the adoption of ASU 2012-04 to have a material impact on the company's financial position, results of operations or cash flows.

        In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections," which amends various SEC sections in the Accounting Standards Codification as a result of

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a) the issuance of SEC Staff Accounting Bulletin No. 114, (b) the issuance of SEC Release No. 33-9250 and (c) corrections related to ASU 2010-22, "Technical Corrections to SEC Paragraphs." ASU 2012-03 was effective upon issuance. The adoption of ASU 2012-03 did not have an impact on the company's financial position, results of operations or cash flows.

        In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 allows entities testing an indefinite-lived intangible asset for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. ASU 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. Management does not expect the adoption of ASU 2012-02 to have a material impact on the company's financial position, results of operations or cash flows.

        In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," which requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. generally accepted accounting principles ("GAAP") more comparable to those prepared under International Financial Reporting Standards ("IFRS"). The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 is effective for interim and annual reporting periods beginning after January 1, 2013 and will be applied on a retrospective basis.

2.     Consolidated Statement of Cash Flows

        The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows are comprised of:

	Year Ended December 31,
(in thousands)	2012	2011	2010

(Increase) decrease in:
Accounts and notes receivable, net	$23,680	$(43,501)	$(207,328)
Contract work in progress	29,669	(504,670)	(54,576)
Other current assets	(111,311)	199,412	(104,526)
Other assets	(44,423)	(18,118)	10,081
Increase (decrease) in:
Trade accounts payable	195,147	320,708	82,016
Advance billings on contracts	(237,497)	48,470	85,535
Accrued liabilities	28,993	60,050	27,446
Other liabilities	(58,773)	(16,346)	(11,655)

Increase (decrease) in cash due to changes in operating assets and liabilities	$(174,515)	$46,005	$(173,007)

Cash paid during the year for:
Interest	$24,244	$28,255	$9,761
Income taxes	294,214	176,915	202,341

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Income Taxes

        The income tax expense (benefit) included in the Consolidated Statement of Earnings is as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010

Current:
Federal	$(133,312)	$117,868	$22,406
Foreign	226,110	176,116	94,293
State and local	(7,804)	27,143	27,260

Total current	84,994	321,127	143,959

Deferred:
Federal	87,723	(13,039)	(26,322)
Foreign	(16,645)	(883)	2,355
State and local	6,366	(3,476)	(1,478)

Total deferred	77,444	(17,398)	(25,445)

Total income tax expense	$162,438	$303,729	$118,514

        A reconciliation of U.S. statutory federal income tax expense to income tax expense is as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010

U.S. statutory federal tax expense	$256,727	$350,635	$195,859
Increase (decrease) in taxes resulting from:
State and local income taxes	1,727	15,360	16,255
Other permanent items, net	(4,849)	(7,932)	(10,575)
Worthless stock	—	—	(152,409)
Noncontrolling interests	(39,600)	(35,682)	(28,644)
Foreign losses benefited, net	(84,366)	—	—
Valuation allowance, net	85,541	11,014	90,214
Statute expirations and tax authority settlements	(13,152)	(13,795)	(10,686)
Other changes to unrecognized tax positions	(29,740)	(8,973)	(1,075)
Other, net	(9,850)	(6,898)	19,575

Total income tax expense	$162,438	$303,729	$118,514

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2012	2011

Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$42,387	$62,134
Employee time-off accrual	90,573	83,526
Project and non-project reserves	70,882	132,872
Workers' compensation insurance accruals	8,566	6,269
Tax basis of investments in excess of book basis	18,583	1,632
Net operating loss carryforwards	257,692	172,852
Unrealized currency loss	6,991	11,659
Capital loss carryforwards	3,896	3,896
Other comprehensive loss	149,364	113,957
Other	9,640	24,928

Total deferred tax assets	658,574	613,725
Valuation allowance for deferred tax assets	(230,123)	(144,582)

Deferred tax assets, net	$428,451	$469,143

Deferred tax liabilities:
Book basis of property, equipment and other capital costs in excess of tax basis	(44,332)	(57,558)
Residual U.S. tax on unremitted non-U.S. earnings	(40,250)	(23,003)
Other	(14,673)	(13,521)

Total deferred tax liabilities	(99,255)	(94,082)

Deferred tax assets, net of deferred tax liabilities	$329,196	$375,061

        The company had non-U.S. net operating loss carryforwards, related to various jurisdictions, of approximately $1.0 billion as of December 31, 2012. Of the total losses, $974 million can be carried forward indefinitely and $73 million will begin to expire in various jurisdictions starting in 2013.

        The company had non-U.S. capital loss carryforwards of approximately $11 million as of December 31, 2012, which can be carried forward indefinitely.

        The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The allowances for 2012 and 2011 primarily related to the deferred tax assets established for certain net operating and capital loss carryforwards and certain reserves on investments. The net increase in the valuation allowance during 2012 was primarily due to an increase in net operating losses.

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

        During 2012, the company reached an agreement on certain issues with the U.S. Internal Revenue Service ("IRS") on a tax audit for tax years 2003 through 2005. This agreement resulted in a net reduction in tax expense of $13 million.

        The unrecognized tax benefits as of December 31, 2012 and 2011 were $47 million and $215 million, of which $33 million and $78 million, if recognized, would have favorably impacted the effective tax rates at the end of 2012 and 2011, respectively. The company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

(in thousands)	2012	2011

Balance at beginning of year	$214,998	$219,028
Change in tax positions of prior years	(64,214)	9,765
Change in tax positions of current year	—	—
Reduction in tax positions for statute expirations	—	(874)
Reduction in tax positions for audit settlements	(103,741)	(12,921)

Balance at end of year	$47,043	$214,998

        The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The company has $7 million and $14 million in interest and penalties accrued as of December 31, 2012 and 2011.

        U.S. and foreign earnings before taxes are as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010

United States	$279,890	$346,016	$454,066
Foreign	453,615	655,800	105,530

Total	$733,505	$1,001,816	$559,596

        Earnings before taxes in the United States declined in 2012 compared to 2011 principally due to reduced contributions from several completed projects in the Power segment and expenses associated with the company's continued investment in NuScale. Earnings before taxes in foreign jurisdictions decreased in 2012 compared to 2011 primarily due to a pre-tax charge of an unexpected adverse decision in the arbitration proceedings related to the company's claim for additional compensation on the Greater Gabbard Project (see "13. Contingencies and Commitments"). Earnings before taxes in the United States declined in 2011 compared to 2010 principally due to the reduction in project execution activities in the Power segment, as well as reduced contributions from various projects in the Oil & Gas segment. Earnings before taxes in foreign jurisdictions increased significantly in 2011 compared to 2010 primarily due to increased contributions from the Industrial & Infrastructure segment including a reduced level of pre-tax charges for the Greater Gabbard Project (see "13. Contingencies and Commitments") and improved performance in the mining and metals business line.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Retirement Benefits

        The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees worldwide. The defined contribution retirement plans are primarily related to domestic and international engineering and construction operations. Contributions to defined contribution retirement plans are based on a percentage of the employee's eligible compensation. The company recognized expense of $144 million, $101 million and $93 million associated with contributions to its defined contribution retirement plans during 2012, 2011 and 2010, respectively. The increase in company contributions during 2012 was principally the result of certain U.S. plan amendments that increased employer contributions to the primary U.S. defined contribution plan and reduced contributions to the U.S. defined benefit plan. The defined benefit pension plans are primarily related to domestic and international engineering and construction salaried employees and U.S. craft employees. Contributions to defined benefit pension plans are at least the minimum annual amounts required by applicable regulations. Payments to retired employees under these plans are generally based upon length of service, age and/or a percentage of qualifying compensation.

        Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan			Non-U.S. Pension Plans
	Year Ended December 31,			Year Ended December 31,
(in thousands)	2012	2011	2010	2012	2011	2010

Service cost	$5,957	$37,172	$36,668	$7,723	$8,219	$10,509
Interest cost	33,293	36,136	38,417	32,630	34,502	31,328
Expected return on assets	(35,322)	(40,430)	(42,396)	(41,949)	(42,852)	(36,611)
Amortization of prior service cost/(credits)	(114)	(168)	—	—	—	—
Recognized net actuarial loss	4,279	13,955	18,765	1,663	5,874	8,203
(Gain on curtailment)/loss on settlement	—	(618)	—	—	1,111	—

Net periodic pension expense	$8,093	$46,047	$51,454	$67	$6,854	$13,429

        The ranges of assumptions indicated below cover defined benefit pension plans in the United States, the Netherlands, the United Kingdom, Australia, the Philippines (2012 and 2011), and Germany (2011 and 2010) and are based on the economic environment in each host country at the end of each respective annual reporting period. The discount rate assumption for the U.S. defined benefit plan was determined by discounting the expected future benefit payments using yields based on a portfolio of high quality corporate bonds having maturities that are consistent with the expected timing of future payments to plan participants. The discount rates for the non-U.S. defined benefit plans were determined primarily based on a hypothetical yield curve developed from the yields on high quality corporate bonds with durations consistent with the pension obligations in that country. The expected long-term rate of return on asset assumptions utilizing historical returns, correlations and investment manager forecasts are established for

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

each major asset category including public U.S. and international equities, U.S. private equities and fixed income securities.

	U.S. Pension Plan			Non-U.S. Pension Plans
	December 31,			December 31,
	2012	2011	2010	2012	2011	2010

For determining projected benefit obligation at year-end:
Discount rates	4.05%	5.05%	5.65%	3.60-6.00%	3.75-6.75%	5.10-5.50%
Rates of increase in compensation levels	N/A	N/A	4.00%	2.25-9.00%	2.25-9.00%	2.25-4.50%
For determining net periodic cost for the year:
Discount rates	5.05%	5.65%	6.50%	3.75-6.75%	5.10-9.20%	5.75%
Rates of increase in compensation levels	N/A	4.00%	4.00%	2.25-9.00%	2.25-9.00%	2.25-4.50%
Expected long-term rates of return on assets	5.25%	6.69%	7.50%	5.00-7.00%	5.00-8.00%	5.00-7.00%

        The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, the company expects to fund approximately $30 million to $60 million for calendar year 2013, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities for the U.S. and non-U.S. plans would increase by approximately $20 million and $39 million, respectively.

        During the first quarter of 2011, the company and its Board of Directors approved an amendment to the U.K. pension plan to freeze the accrual of future service-related benefits for eligible participants on April 1, 2011. Accordingly, the company remeasured the assets and liabilities of the U.K. pension plan and recognized a curtailment accounting event, resulting in a net reduction in the pension obligation of $18 million and an after-tax decrease in accumulated other comprehensive loss of $11 million.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table sets forth the target allocations and the weighted average actual allocations of plan assets:

	U.S. Plan Assets December 31,			Non-U.S. Plan Assets December 31,
	Target Allocation	2012	2011	Target Allocation	2012	2011

Asset category:
Equity securities	0% - 10%	5%	19%	20% - 45%	35%	33%
Debt securities	90% - 100%	95%	69%	55% - 65%	60%	62%
Other	0% - 10%	0%	12%	5% - 15%	5%	5%

Total		100%	100%		100%	100%

        The company's investment strategy is to maintain asset allocations that appropriately address risk within the context of seeking adequate returns. Investment allocations are determined by each plan's investment committee and/or trustees. In the case of certain foreign plans, asset allocations may be impacted by local requirements. Long-term allocation guidelines are set and expressed in terms of a target range allocation for each asset class to provide portfolio management flexibility. Short-term deviations from these allocations may exist from time to time for tactical investment or strategic implementation purposes. During 2012, the company continued to reallocate a larger percentage of its U.S. plan assets into debt securities to reduce volatility and protect the funded status of the plans. As of December 31, 2011, the percentage of U.S. plan assets categorized as "Other" exceeded the target allocation due to the inclusion of temporarily held short-term investment funds that were in the process of being reallocated to debt securities.

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

        Plan assets include investments in common or collective trusts, which offer efficient access to diversified investments across various asset categories. The estimated fair value of the investments in the common or collective trusts represents the underlying net asset value of the shares or units of such funds as determined by the issuer. A redemption notice period of no more than 30 days is required for the plans to redeem certain investments in common or collective trusts. At the present time, there are no other restrictions on how the plans may redeem their investments.

        Equity securities are diversified across various industries and are comprised of common and preferred stocks of U.S. and international companies, common or collective trusts with underlying investments in common and preferred stocks and limited partnerships. Publicly traded corporate equity securities are valued based on the last trade or official close of an active market or exchange on the last business day of the plan's year. Securities not traded on the last business day are valued at the last reported bid price. As of December 31, 2012, direct investments in equity securities, excluding common or collective trusts, were concentrated solely in international securities held by the company's non-U.S. pension plans. As of December 31, 2011, the aggregate concentration of direct investments in equity securities for the various plans was approximately 45 percent in U.S. securities and 55 percent in international securities. Limited partnerships are valued at the plan's proportionate share of the estimated fair value of the underlying net assets as determined by the general partners. The limited partnerships are classified as Level 3 investments.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Debt securities are comprised of corporate bonds, government securities and common or collective trusts, with underlying investments in corporate bonds, government and asset backed securities and interest rate swaps. Corporate bonds primarily consist of investment-grade rated bonds and notes, of which no significant concentration exists in any one rating category or industry. Government securities include U.S. and international government bonds, some of which are inflation-indexed. Corporate bonds and government securities are valued based on evaluated prices, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets. Securities not traded on the last business day are valued at the last reported bid price. As of December 31, 2012, the investments in corporate bonds and government securities held by the U.S. plan were primarily concentrated in U.S. issuers.

        Other is primarily comprised of common collective trusts, short-term investment funds, foreign exchange forward contracts and insurance contracts. Common collective trusts hold underlying investments in commodities, foreign exchange foreign contracts and real estate. Common collective trusts with underlying investments in real estate are classified as Level 3 investments. Insurance contracts are valued based on actuarial assumptions and are also classified as Level 3 investments.

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

        The fair value hierarchy established by ASC 820, "Fair Value Measurement," prioritizes the use of inputs used in valuation techniques into the following three levels:

• Level 1	—	quoted prices in active markets for identical assets and liabilities
• Level 2	—	inputs other than quoted prices in active markets for identical assets and liabilities that are observable, either directly or indirectly
• Level 3	—	unobservable inputs

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the plan assets and liabilities of the company's U.S. and non-U.S. defined benefit pension plans that are measured at fair value on a recurring basis as of December 31, 2012 and 2011:

U.S. Pension Plan

	December 31, 2012				December 31, 2011
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Equity securities:
Common and preferred stock	$—	$—	$—	$—	$95,714	$95,714	$—	$—
Common or collective trusts	18,164	—	18,164	—	12,821	—	12,821	—
Limited Partnerships	17,630	—	—	17,630	19,314	—	—	19,314
Debt securities:
Common or collective trusts	200,401	—	200,401	—	—	—	—	—
Corporate bonds	456,123	—	456,123	—	393,338	—	393,338	—
Government securities	66,973	—	66,973	—	73,079	—	73,079	—
Other:
Common or collective trusts — money market funds	5,285	—	5,285	—	79,624	—	79,624	—
Other assets	1,487	—	1,487	—	6,322	—	6,322	—
Liabilities:
Foreign currency exchange contracts and other	(1,598)	—	(1,598)	—	(6,338)	—	(6,338)	—

Plan assets measured at fair value, net	$764,465	$—	$746,835	$17,630	$673,874	$95,714	$558,846	$19,314
Plan assets not measured at fair value, net	2,831				16,680

Total plan assets, net	$767,296				$690,554

Non-U.S. Pension Plans

	December 31, 2012				December 31, 2011
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Equity securities:
Common and preferred stock	$88,034	$88,034	$—	$—	$83,151	$83,151	$—	$—
Common or collective trusts	218,542	—	218,542	—	164,201	—	164,201	—
Debt securities:
Common or collective trusts	317,494	—	317,494	—	468,140	—	468,140	—
Corporate bonds	96,457	—	96,457	—	542	—	542	—
Government securities	114,531	—	114,531	—	4,263	—	4,263	—
Other:
Common or collective trusts	45,554	—	37,754	7,800	32,663	—	24,572	8,091
Other assets	2,729	—	2,729	—	4,661	—	870	3,791
Liabilities:
Foreign currency exchange contracts and other	(1,988)	—	(1,988)	—	—	—	—	—

Plan assets measured at fair value, net	$881,353	$88,034	$785,519	$7,800	$757,621	$83,151	$662,588	$11,882
Plan assets not measured at fair value, net	4,788				10,340

Total plan assets, net	$886,141				$767,961

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	U.S. Pension Plan		Non-U.S. Pension Plans
(in thousands)	2012	2011	2012	2011

Balance at beginning of year	$19,314	$19,596	$11,882	$11,686
Actual return on plan assets:
Assets still held at reporting date	112	909	(291)	32
Assets sold during the period	2,184	477	—	—
Purchases	17	—	—	761
Sales	(3,997)	(1,668)	(3,791)	—
Settlements	—	—	—	(597)

Balance at end of year	$17,630	$19,314	$7,800	$11,882

        The following table presents expected benefit payments for the U.S. and non-U.S. defined benefit pension plans:

(in thousands)	U.S. Pension Plan	Non-U.S. Pension Plans

Year Ended December 31,
2013	$76,935	$27,529
2014	39,459	28,456
2015	39,400	29,995
2016	41,428	32,231
2017	42,976	34,532
2018 — 2022	232,646	190,593

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Measurement dates for the company's U.S. and non-U.S. defined benefit pension plans are December 31. The following table sets forth the change in projected benefit obligation, plan assets and funded status of the U.S. and non-U.S. plans:

	U.S. Pension Plan		Non-U.S. Pension Plans
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011

Change in projected benefit obligation
Benefit obligation at beginning of year	$677,005	$666,973	$620,117	$626,618
Service cost	5,957	37,172	7,723	8,219
Interest cost	33,293	36,136	32,630	34,502
Employee contributions	—	—	3,854	4,145
Currency translation	—	—	22,460	(12,521)
Actuarial (gain) loss	77,858	41,359	169,220	(4,773)
Plan amendments	3,736	—	—	—
Benefits paid	(37,833)	(38,459)	(25,536)	(26,226)
Curtailments	—	(62,899)	—	(15,870)
Other	(3,040)	(3,277)	(4,002)	6,023

Projected benefit obligation at end of year	756,976	677,005	826,466	620,117

Change in plan assets
Plan assets at beginning of year	690,554	618,045	767,961	680,593
Actual return on plan assets	72,615	43,195	107,583	70,972
Company contributions	45,000	71,050	11,830	50,998
Employee contributions	—	—	3,854	4,145
Currency translation	—	—	23,854	(18,929)
Benefits paid	(37,833)	(38,459)	(25,536)	(26,226)
Other	(3,040)	(3,277)	(3,405)	6,408

Plan assets at end of year	767,296	690,554	886,141	767,961

Funded status	$10,320	$13,549	$59,675	$147,844

Amounts recognized in the Consolidated Balance Sheet
Pension assets included in other assets	$10,320	$13,549	$67,931	$151,967
Pension liabilities included in noncurrent liabilities	—	—	(8,256)	(4,123)
Accumulated other comprehensive loss (pre-tax)	$184,378	$144,243	$216,856	$109,290

        During 2013, approximately $6 million for the U.S. plan and $7 million for the non-U.S. plans of the amount of accumulated other comprehensive loss shown above is expected to be recognized as components of net periodic pension expense.

        For the defined benefit pension plans in Australia and the Philippines, the projected benefit obligations exceeded the plan assets. In the aggregate, these plans had projected benefit obligations of $32 million and plan assets with a fair value of $23 million.

        The total accumulated benefit obligation for the U.S. and non-U.S. plans as of December 31, 2012 was $757 million and $775 million, respectively. The total accumulated benefit obligation for the U.S. and non-U.S. plans as of December 31, 2011 was $677 million and $590 million, respectively. As of December 31, 2012 and 2011, plan assets for each of the company's benefit plans exceeded the accumulated benefit obligation, except for Germany in which the accumulated benefit obligation exceeded plan assets by less than $1 million as of December 31, 2011.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In addition to the company's U.S. defined benefit pension plans, the company and certain of its subsidiaries provide health care and life insurance benefits for certain retired U.S. employees. The health care and life insurance plans are generally contributory, with retiree contributions adjusted annually. The accumulated postretirement benefit obligation as of December 31, 2012 and 2011 was determined in accordance with the current terms of the company's health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from eight percent in 2013 down to five percent in 2019 and beyond. The effect of a one percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation and interest cost by approximately $0.5 million and less than $0.1 million, respectively. The effect of a one percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and interest cost by approximately $0.5 million and less than $0.1 million, respectively.

        Net periodic postretirement benefit cost includes the following components:

	Year Ended December 31,
(in thousands)	2012	2011	2010

Service cost	$—	$—	$—
Interest cost	592	723	951
Expected return on assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial loss	640	679	827

Net periodic postretirement benefit cost	$1,232	$1,402	$1,778

        The following table sets forth the change in the accumulated postretirement benefit obligation:

	Year Ended December 31,
(in thousands)	2012	2011

Change in accumulated postretirement benefit obligation
Benefit obligation at beginning of year	$16,828	$18,311
Service cost	—	—
Interest cost	592	723
Employee contributions	399	269
Actuarial (gain) loss	(955)	308
Benefits paid	(2,352)	(2,783)

Benefit obligation at end of year	$14,512	$16,828

Funded status	$(14,512)	$(16,828)

        Unrecognized net actuarial losses totaling $3 million and $5 million as of December 31, 2012 and 2011, respectively, were classified in accumulated other comprehensive loss. The accumulated postretirement benefit obligation classified in current liabilities is approximately $3 million as of both December 31, 2012 and 2011. The remaining balance of the accumulated postretirement benefit obligation is classified in noncurrent liabilities for both years.

        The discount rate used in determining the accumulated postretirement benefit obligation was 2.65 percent as of December 31, 2012 and 3.85 percent as of December 31, 2011. The discount rate used for accumulated postretirement obligation is determined based on the same considerations discussed above that impact defined benefit plans in the United States. Benefit payments, as offset by retiree contributions, are not expected to change significantly in the future.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

        In the first quarter of 2012, the company adopted ASU 2011-09, "Disclosures about an Employer's Participation in a Multiemployer Plan," which amends ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of ASU 2011-09 is to enhance the transparency of disclosures about the significant multiemployer plans in which an employer participates, the level of the employer's participation in those plans, the financial health of the plans, and the nature of the employer's commitments to the plans. The company was not required to make additional disclosures as a result of the adoption of ASU 2011-09.

5.     Fair Value of Financial Instruments

        In the first quarter of 2012, the company adopted ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which amended and expanded the disclosure requirements of ASC 820.

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31, 2012						December 31, 2011
	Fair Value Hierarchy						Fair Value Hierarchy
(in thousands)	Total	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3

Assets(1):
Cash and cash equivalents	$14,457	$14,457	(2)	$—		$—	$24,364	$24,364	(2)	$—		$—
Marketable securities, current	102,439	—		102,439	(3)	—	72,845	—		72,845	(3)	—
Deferred compensation trusts	80,842	80,842	(4)	—		—	76,844	76,844	(4)	—		—
Marketable securities, noncurrent	318,355	—		318,355	(5)	—	503,550	—		503,550	(5)	—
Derivative assets(6)
Commodity swap forward contracts	95	—		95		—	2,535	—		2,535		—
Foreign currency contracts	640	—		640		—	3,105	—		3,105		—
Liabilities(1):
Derivative liabilities(6)
Commodity swap forward contracts	$28	$—		$28		$—	$53	$—		$53		$—
Foreign currency contracts	2,151	—		2,151		—	4,612	—		4,612		—

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

(5)
Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities and other debt securities with maturities ranging from one year to five years which are valued at the last reported sale price on the last business day at the end of the period. Securities not traded on the last business day are valued at the last reported bid price.

(6)
See "6. Derivatives and Hedging" for the classification of commodity swap forward contracts and foreign currency forward contracts on the Consolidated Balance Sheet. Commodity swap contracts and foreign currency forward contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        All of the company's financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of December 31, 2012: money market funds of $14 million, U.S. agency securities of $161 million, U.S. Treasury securities of $67 million, corporate debt securities of $184 million, and other securities of $9 million. As of December 31, 2011, available-for-sale securities consisted of money market funds of $24 million, U.S. agency securities of $238 million, U.S. Treasury securities of $99 million, corporate debt securities of $235 million, and other securities of $5 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During 2012, 2011 and 2010, proceeds from sales and maturities of available-for-sale securities were $523 million, $497 million and $522 million, respectively.

        The carrying values and estimated fair values of the company's financial instruments that are not required to be measured at fair value on a recurring basis are as follows:

		December 31, 2012		December 31, 2011
	Fair Value Hierarchy
(in thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash(1)	Level 1	$1,343,866	$1,343,866	$1,225,480	$1,225,480
Cash equivalents(2)	Level 2	796,218	796,218	911,567	911,567
Marketable securities, current(3)	Level 2	34,688	34,688	23,593	23,593
Notes receivable, including noncurrent portion(4)	Level 3	34,471	34,471	41,957	41,957
Liabilities:
3.375% Senior Notes(5)	Level 2	$496,164	$527,219	$495,723	$500,254
1.5% Convertible Senior Notes(5)	Level 2	18,472	39,392	19,458	35,647
5.625% Municipal Bonds(5)	Level 2	17,795	17,878	17,777	17,901
Notes Payable, including noncurrent portion(6)	Level 3	8,566	8,566	—	—

(1)
Cash consists of bank deposits. Carrying amounts approximate fair value.

(2)
Cash equivalents consist of held-to-maturity time deposits with maturities of three months or less at the date of purchase. The carry amounts of these time deposits approximate fair value because of the short-term maturity of these instruments.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)
Notes payable consist primarily of equipment loans with banks at various interest rates with maturities ranging from less than one year to four years. The carrying value of notes payable approximates fair value. Factors considered by the company in determining the fair value include the company's current credit rating, current interest rates, the term of the note and any collateral pledged as security.

6.     Derivatives and Hedging

        As of December 31, 2012, the company had total gross notional amounts of $225 million of foreign exchange forward contracts and $1 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations and intercompany transactions. The foreign exchange forward contracts are of varying duration, none of which extend beyond March 2014. The commodity swap forward contracts are of varying duration, none of which extend beyond August 2014. The impact to earnings due to hedge ineffectiveness was immaterial for the years ended December 31, 2012, 2011 and 2010.

        The fair values of derivatives designated as hedging instruments under ASC 815 as of December 31, 2012 and 2011 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	December 31, 2012	December 31, 2011	Balance Sheet Location	December 31, 2012	December 31, 2011

Commodity swaps	Other current assets	$95	$2,451	Other accrued liabilities	$15	$—
Foreign currency forwards	Other current assets	640	3,105	Other accrued liabilities	2,130	4,612
Commodity swaps	Other assets	—	84	Noncurrent liabilities	13	53
Foreign currency forwards	Other assets	—	—	Noncurrent liabilities	21	—

Total derivatives		$735	$5,640		$2,179	$4,665

        The pre-tax amount of gain (loss) recognized in earnings associated with the hedging instruments designated as fair value hedges for the years ended December 31, 2012, 2011 and 2010 was as follows:

Fair Value Hedges (in thousands)	Location of Gain (Loss)	2012	2011	2010

Foreign currency forwards	Total cost of revenue	$—	$—	$3,465
Foreign currency forwards	Corporate general and administrative expense	(14,236)	15,064	6,864

Total		$(14,236)	$15,064	$10,329

        The pre-tax amount of gain (loss) recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the amounts of gain (loss) recognized in earnings on the hedged items in the same locations on the Consolidated Statement of Earnings.

        The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges for the years ended December 31, 2012, 2011 and 2010 was as follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI				After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
				Location of Gain (Loss)
Cash Flow Hedges (in thousands)	2012	2011	2010		2012	2011	2010

Commodity swaps	$1,138	$1,755	$916	Total cost of revenue	$1,859	$4,052	$(2,066)
Foreign currency forwards	2,933	(1,544)	(389)	Total cost of revenue	1,441	(1,156)	177
Treasury rate lock agreements	—	(10,486)	—	Interest Expense	(1,049)	(306)	—

Total	$4,071	$(10,275)	$527		$2,251	$2,590	$(1,889)

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2012, 2011 and 2010, the company recognized gains of less than $0.1 million, $1.1 million and $3.6 million, respectively, in corporate general and administrative expense related to settled foreign currency forward contracts which were not designated as hedges for accounting purposes. These foreign currency forward contracts mitigated short-term economic exposures.

7.     Financing Arrangements

        On November 9, 2012, the company entered into a $1.8 billion Revolving Loan and Letter of Credit Facility Agreement ("Credit Facility") that matures in 2017. Borrowings on the Credit Facility are to bear interest at rates based on the London Interbank Offered Rate ("LIBOR") or an alternative base rate, plus an applicable borrowing margin. The Credit Facility may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $600 million for the company's subsidiaries. On the same day, the company terminated its $800 million Revolving Loan and Financial Letter of Credit Facility and its $500 million Letter of Credit Facility and all outstanding letters of credit thereunder were assigned or otherwise transferred to the new Credit Facility.

        In conjunction with the Credit Facility, the company also amended its existing $1.2 billion Revolving Performance Letter of Credit Facility ("PLOC Facility") dated as of December 14, 2010. The cap on the PLOC Facility for the aggregate amount of debt for the company subsidiaries was increased from $500 million to $600 million subject to certain conditions.

        As of December 31, 2012, the company had a combination of committed and uncommitted lines of credit that totaled $4.4 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. As of December 31, 2012, $1.1 billion in letters of credit were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are also used as a form of credit enhancement.

        Consolidated debt consisted of the following:

	December 31,
(in thousands)	2012	2011

Current:
1.5% Convertible Senior Notes	$18,472	$19,458
Notes Payable	2,320	—
Long-Term:
3.375% Senior Notes	$496,164	$495,723
5.625% Municipal Bonds	17,795	17,777
Notes Payable	6,246	—

        In September 2011, the company issued $500 million of 3.375% Senior Notes (the "2011 Notes") due September 15, 2021 and received proceeds of $492 million, net of underwriting discounts and debt issuance costs. Interest on the 2011 Notes is payable semi-annually on March 15 and September 15 of each year, and began on March 15, 2012. The company may, at any time, redeem the 2011 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make whole" premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, the company will be required to offer to purchase the 2011 Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The company is generally not limited under the indenture governing the 2011 Notes in its ability to incur

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.

        In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the "2004 Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. Interest on the 2004 Notes is payable semi-annually on February 15 and August 15 of each year. The 2004 Notes are convertible into shares of the company's common stock par value $0.01 per share, at a conversion rate of 36.2815 shares per each $1,000 principal amount of the 2004 Notes, subject to adjustment as described in the indenture. The 2004 Notes are convertible during any fiscal quarter if the closing price of the company's common stock for at least 20 trading days in the 30 consecutive trading day-period ending on the last trading day of the previous fiscal quarter is greater than or equal to 130 percent of the conversion price in effect on that 30th trading day (the "trigger price"). The trigger price is currently $35.83, but is subject to adjustment as outlined in the indenture. The trigger price condition was satisfied during the fourth quarter of 2012 and 2011 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2012 and 2011.

        Holders of the 2004 Notes were entitled to require the company to purchase all or a portion of their 2004 Notes on February 17, 2009 at 100 percent of the principal amount plus accrued and unpaid interest; a de minimis amount of 2004 Notes were tendered for purchase. Holders of the 2004 Notes will again be entitled to have the company purchase their 2004 Notes at the same price on February 15, 2014 and February 15, 2019. The 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. In the event of a change of control of the company, each holder may require the company to repurchase the 2004 Notes for cash, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest.

        Pursuant to the requirements of ASC 260-10, "Earnings per Share," the company includes in the diluted EPS computations, based on the treasury stock method, shares that may be issuable upon conversion of the 2004 Notes. On December 30, 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash, and therefore there is no dilutive impact on EPS unless the average stock price exceeds the conversion price of $27.56. Upon conversion, shares of the company's common stock are issued to satisfy any appreciation between the conversion price and the market price on the date of conversion. During 2012, holders converted $1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 18,899 shares of the company's common stock. During 2011, holders converted $77 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,678,095 shares of the company's common stock.

        The company applies the provisions of ASC 470-20, "Debt with Conversion and Other Options." ASC 470-20 requires the issuer of a convertible debt instrument to separately account for the liability and equity components in a manner that reflects the entity's nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods.

        The following table presents information related to the liability and equity components of the 2004 Notes:

	December 31,
(in thousands)	2012	2011

Carrying value of the equity component	$19,519	$19,514
Principal amount and carrying value of the liability component	18,472	19,458

        Interest expense for the years ended December 31, 2012, 2011 and 2010 includes original coupon interest of $0.3 million, $0.5 million and $1.5 million, respectively. The effective interest rate on the liability

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized. The if-converted value is $39 million and is in excess of the principal value as of December 31, 2012.

        The Municipal Bonds are due June 1, 2019 with interest payable semi-annually on June 1 and December 1 of each year, commencing December 1, 1999. The bonds are redeemable, in whole or in part, at the option of the company at a redemption price ranging from 100 percent to 102 percent of the principal amount of the bonds on or after June 1, 2009. In addition, the bonds are subject to other redemption clauses, at the option of the holder, should certain events occur, as defined in the offering prospectus. In January 2013, the company redeemed the $18 million principal amount of the bonds at a price of 100 percent of their principal amount.

        In the third quarter of 2012, the company assumed various notes payable in connection with the acquisition of an equipment company. The notes payable consist primarily of equipment loans with banks at various interest rates and with maturities ranging from less than one year to four years.

        As of December 31, 2012, the company was in compliance with all of the financial covenants related to its debt agreements.

8.     Other Noncurrent Liabilities

        The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The deferrals can earn either market-based fixed or variable rates of return, at the option of the participants. As of December 31, 2012 and 2011, $337 million and $326 million, respectively, of obligations related to these plans were included in noncurrent liabilities. To fund these obligations, the company has established non-qualified trusts, which are classified as noncurrent assets. These trusts held primarily company-owned life insurance policies, reported at cash surrender value, and marketable equity securities, reported at fair value. These trusts were valued at $333 million and $303 million as of December 31, 2012 and 2011, respectively. Periodic changes in value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to obligations included in noncurrent liabilities which are also reflected in earnings.

        The company maintains appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities include $23 million and $8 million as of December 31, 2012 and 2011, respectively, relating to these liabilities. For certain professional liability risks the company's retention amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported because there is insufficient claims history or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.

9.     Stock-Based Plans

        The company's executive stock-based plans provide for grants of nonqualified or incentive stock options, restricted stock awards or units, stock appreciation rights and performance-based Value Driver Incentive ("VDI") units. All executive stock-based plans are administered by the Organization and Compensation Committee of the Board of Directors ("Committee") comprised of outside directors, none of whom are eligible to participate in the executive plans. Recorded compensation cost for share-based payment arrangements, which is generally recognized on a straight-line basis, totaled $40 million, $37 million and $30 million for the years ended December 31, 2012, 2011 and 2010, respectively, net of recognized tax benefits of $24 million, $22 million and $17 million for the years ended 2012, 2011 and 2010, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes restricted stock, restricted stock unit and stock option activity:

	Restricted Stock or Restricted Stock Units		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share

Outstanding as of December 31, 2009	1,633,058	$38.28	2,360,482	$44.56

Granted	844,706	42.93	1,140,303	42.78
Expired or canceled	(90,921)	40.09	(96,639)	43.20
Vested/exercised	(500,735)	42.16	(368,307)	38.12

Outstanding as of December 31, 2010	1,886,108	$39.25	3,035,839	$44.71

Granted	291,912	70.59	548,391	70.76
Expired or canceled	(55,159)	52.87	(73,599)	56.66
Vested/exercised	(828,246)	41.44	(611,130)	41.57

Outstanding as of December 31, 2011	1,294,615	$44.33	2,899,501	$50.00

Granted	450,668	61.70	688,380	62.18
Expired or canceled	(17,109)	58.35	(45,164)	61.57
Vested/exercised	(657,998)	43.46	(309,692)	37.41

Outstanding as of December 31, 2012	1,070,176	$51.96	3,233,025	$53.64

Options exercisable as of December 31, 2012			1,878,247	$49.53

Remaining unvested options outstanding and expected to vest			1,314,135	$59.32

        As of December 31, 2012, there were a maximum of 3,498,926 shares available for future grant under the company's various stock-based plans. Shares available for future grant include shares which may be granted by the Committee as either stock options, on a share-for-share basis, or restricted stock or restricted stock units, on the basis of one share for each 1.75 available shares.

        Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until service-based restrictions have lapsed and any performance objectives have been attained as established by the Committee. Restricted stock units are rights to receive shares subject to certain service and performance conditions as established by the Committee. Generally, upon termination of employment, restricted stock units and restricted shares which have not vested are forfeited. Restricted units and shares granted in 2012, 2011 and 2010 vest ratably over three years. Restricted units and shares granted to the company's directors in 2012, 2011 and 2010 vest or vested on the first anniversary of the grant, except for initial grants that certain directors received upon joining the Board of Directors which vest ratably over a five year period. For the years 2012, 2011 and 2010, recognized compensation expense of $25 million, $25 million and $32 million, respectively, is included in corporate general and administrative expense related to restricted stock awards and units. The fair value of restricted stock that vested during 2012, 2011 and 2010 was $38 million, $58 million and $22 million, respectively. The balance of unamortized restricted stock expense as of December 31, 2012 was $18 million, which is expected to be recognized over a weighted-average period of 1.6 years.

        Option grant amounts and award dates are established by the Committee. Option grant prices are the fair value of the company's common stock at such date of grant. Options normally extend for 10 years and

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

become exercisable over a vesting period determined by the Committee. The options granted in 2012, 2011 and 2010 vest ratably over three years. The aggregate intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during 2012, 2011 and 2010 was $7 million, $18 million and $6 million, respectively. The balance of unamortized stock option expense as of December 31, 2012 was $8 million, which is expected to be recognized over a weighted-average period of 1.5 years. Expense associated with stock options for the years ended December 31, 2012, 2011 and 2010, which is included in corporate general and administrative expense in the accompanying Consolidated Statement of Earnings, totaled $13 million, $12 million and $15 million, respectively.

        The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	December 31,
	2012	2011

Weighted average grant date fair value	$19.85	$23.41
Expected life of options (in years)	4.5	4.5
Risk-free interest rate	0.8%	2.2%
Expected volatility	41.1%	38.8%
Expected annual dividend per share	$0.64	$0.50

        The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility.

        Information related to options outstanding as of December 31, 2012 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share

$30.46 - $41.77	354,188	6.2	$30.62	354,188	6.2	$30.62
$42.11 - $62.50	1,907,374	7.3	49.75	894,368	5.9	43.28
$68.36 - $80.12	971,463	6.7	69.66	629,691	6.0	69.06

	3,233,025	7.0	$53.64	1,878,247	6.0	$49.53

        As of December 31, 2012, options outstanding and options exercisable had an aggregate intrinsic value of approximately $29 million and $24 million, respectively.

        Performance-based VDI units issued under the plans are based on target award values. The number of units awarded is determined by dividing the applicable target award value by the closing price of the company's common stock on the date of grant. The number of units is adjusted at the end of each performance period based on the achievement of performance criteria. These awards vest on the first and third anniversaries of the date of grant. The awards may be settled in cash, based on the closing price of the company's common stock on the vesting date, or company stock. In accordance with ASC 718, these awards are classified as liabilities and remeasured at fair value at the end of each reporting period until the awards are settled. Compensation expense of $26 million and $22 million related to these awards is included in corporate general and administrative expense in 2012 and 2011, respectively, of which $17 million was paid in 2012. The balance of unamortized compensation expense associated with VDI units as of December 31, 2012 was $11 million, which is expected to be recognized over a weighted-average period of 2.0 years.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The calculations of the basic and diluted EPS for the years ended December 31, 2012, 2011 and 2010 under the treasury stock method are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010

Net earnings attributable to Fluor Corporation	$456,330	$593,728	$357,496
Basic EPS:
Weighted average common shares outstanding	167,121	172,501	178,047
Basic earnings per share	$2.73	$3.44	$2.01

Diluted EPS:
Weighted average common shares outstanding	167,121	172,501	178,047
Diluted effect:
Employee stock options and restricted stock units and shares	1,024	1,393	1,380
Conversion equivalent of dilutive convertible debt	346	670	1,561

Weighted average diluted shares outstanding	168,491	174,564	180,988
Diluted earnings per share	$2.71	$3.40	$1.98

Anti-dilutive securities not included above	1,557	824	1,253

        During the years ended December 31, 2012, 2011 and 2010, the company repurchased and canceled 7,409,200, 10,050,000 and 3,079,600 shares of its common stock, respectively, under its stock repurchase program for $389 million, $640 million, and $175 million, respectively.

11.   Lease Obligations

        Net rental expense amounted to approximately $181 million, $166 million and $228 million in the years ended December 31, 2012, 2011 and 2010, respectively. The company's lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property. Net rental expense in 2012 was higher compared to 2011, primarily due to an increase in rental equipment required to support project execution activities in the Government segment. Net rental expense in 2011 declined due to a reduction in rental equipment required to support project execution activities in the Oil & Gas and Government segments.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The company's obligations for minimum rentals under non-cancelable operating leases are as follows:

Year Ended December 31,	(in thousands)

2013	$49,100
2014	51,600
2015	40,300
2016	34,000
2017	30,400
Thereafter	86,800

12.   Noncontrolling Interests

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

        As required by ASC 810-10-45, the company has separately disclosed on the face of the Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the years ended December 31, 2012, 2011 and 2010, earnings attributable to noncontrolling interests were $116 million, $106 million and $85 million, respectively, and the related tax effect was $1 million, $2 million and $1 million, respectively. Distributions paid to noncontrolling interests were $101 million, $104 million and $84 million for the years ended December 31, 2012, 2011 and 2010, respectively. Capital contributions by noncontrolling interests were $3 million, $23 million and $1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

13.   Contingencies and Commitments

        The company and certain of its subsidiaries are involved in various litigation matters. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Recognized claims against clients amounted to $20 million and $298 million as of December 31, 2012 and 2011, respectively, and are included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. Claim revenue of $278 million for the Greater Gabbard Project was reversed in the fourth quarter of 2012 when the company no longer believed the recovery of its incurred cost was probable, as result of the unexpected adverse arbitration ruling discussed below. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that the ultimate resolution of the remaining outstanding matters will have a material adverse effect on its consolidated financial position or results of operations.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2012, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

Greater Gabbard Offshore Wind Farm Project

        The company is involved in a dispute in connection with the Greater Gabbard Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client's offshore wind farm project in the United Kingdom. The primary dispute related to the company's claim for additional compensation for schedule and cost impacts arising from delays in the fabrication of monopiles and transition pieces, along with certain disruption and productivity issues associated with construction activities and weather-related delays that the company anticipated would be recovered in arbitration due to the company's belief the schedule and cost impacts were attributable to the client and other third parties. On November 16, 2012, the company received an unexpected decision from the arbitration panel, dismissing the company's claims for additional compensation. The decision resulted in a pre-tax charge of $416 million against the company's earnings in the fourth quarter, which included claim revenue previously recorded and the remaining liquidated damages withheld by the client and not previously charged against the company's earnings, as well as additional costs expected to be incurred through close-out of the project.

        The client has filed a counterclaim against the company seeking to recover approximately $100 million for past and future costs associated with, among other things, monitoring certain monopiles and transition pieces for alleged defects. The counterclaim is currently scheduled for hearing in April 2013. While the ultimate outcome of the hearing is uncertain, the company believes that the monopiles and transition pieces meet applicable performance requirements and therefore does not believe that a loss associated with the counterclaim is probable. As a result, the company has not recorded a charge under ASC 450. To the extent the client's counterclaim is successful, there could be a substantial charge to earnings.

St. Joe Minerals Matters

        Since 1995, the company has been named as a defendant in a number of lawsuits alleging injuries resulting from the lead business of St. Joe Minerals Corporation ("St. Joe") and The Doe Run Company ("Doe Run") in Herculaneum, Missouri, which are discontinued operations. The company was named as a defendant in these lawsuits as a result of its ownership or other interests in St. Joe and Doe Run in the period between 1981 and 1994. In 1994, the company sold its interests in St. Joe and Doe Run, along with all liabilities associated with the lead business, pursuant to a sale agreement in which the buyer agreed to indemnify the company for those liabilities. Until December 2010, substantially all the lawsuits were settled and paid by the buyer; and in all cases the company was fully released.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The company had previously recognized claim revenue of $33 million for outstanding claims on two embassy projects. During the first quarter of 2012, the company received an adverse judgment from the Board of Contract Appeals associated with a claim on one embassy project and, as a result, recorded a charge of $13 million. The company believes that the decision was incorrect and has filed an appeal with the Federal Circuit. Total claims-related costs incurred to date for the last remaining claim, along with requests for equitable adjustment, exceed the amount recorded in claim revenue. All claims have been certified in accordance with federal contracting requirements. A hearing on the final embassy claim was held during the second quarter of 2012 and final written submissions were completed in the fourth quarter of 2012. The results of this hearing are expected during 2013.

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

        The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008. Both parties appealed the decision to the Texas Supreme Court, and the court denied both petitions. The company requested rehearing on two issues to the Texas Supreme Court, and that request was denied. The Texas Supreme Court remanded the matter back to the trial court for a new trial. The matter was stayed, pending resolution of certain technical issues associated with the 2011 bankruptcy filing by the plaintiff's parent. These issues have been resolved. The matter has been remanded to the court in Jefferson County, Texas. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of December 31, 2012 were estimated to be $3.8 billion. The company assessed its performance guarantee obligation as of December 31, 2012 and 2011 in accordance with ASC 460, "Guarantees" and the carrying value of its liability was not material.

        Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The company also performs a qualitative assessment of each VIE to determine if the company is its primary beneficiary, as required by ASC 810. The company concludes that it is the primary beneficiary and consolidates the VIE if the company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if the company is the primary beneficiary. The company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. As required by ASC 810, management's assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

        In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet as allowed under ASC 810-10-45-14. The equity and cost methods of accounting for the investments are also used, depending on the company's respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The net carrying value of the unconsolidated VIEs classified under "Investments" and "Other accrued liabilities" in the Consolidated Balance Sheet was a net asset of $22 million and $50 million as of December 31, 2012 and 2011, respectively. Some of the company's VIEs have debt; however, such debt is typically non-recourse in nature. The company's maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of December 31, 2012 for the unconsolidated VIEs were $41 million.

        In some cases, the company is required to consolidate certain VIEs. As of December 31, 2012, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.0 billion and $664 million, respectively. As of December 31, 2011, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $774 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

        The company has agreements with certain VIEs to provide financial or performance assurances to clients. See "13. Contingencies and Commitments" for a further discussion of such agreements. None of the VIEs are individually material to the company's results of operations, financial position or cash flows except for the Fluor SKM joint venture, which is material to the company's revenue and is discussed below under "— Fluor SKM Joint Venture." Below is a discussion of some of the company's more significant or unique VIEs and related accounting considerations.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interstate 95 High-Occupancy Toll ("HOT") Lanes Project

        In August 2012, the company was awarded the $925 million Interstate 95 HOT lanes project in Virginia. The project is a public-private partnership between the Virginia Department of Transportation ("VDOT") and 95 Express Lanes, LLC, a joint venture in which the company has a 10 percent interest and Transurban (USA) Inc. has a 90 percent interest. Under the agreement, VDOT owns and oversees the addition and extension of HOT lanes, interchange improvements and construction of commuter parking lots on 29 miles of I-95 in northern Virginia. As concessionaire, 95 Express Lanes, LLC will develop, design, finance, construct, maintain and operate the improvements and HOT lanes under a 75-year concession agreement. The construction is being financed primarily through grant funding from VDOT, private activity bonds, a non-recourse loan from the federal Transportation Infrastructure Finance Innovation Act ("TIFIA"), which is administered by the U.S. Department of Transportation, and equity contributions from the joint venture members.

        The construction of the improvements and HOT lanes are being performed by a construction joint venture in which the company has a 65 percent interest and Lane Construction has a 35 percent interest ("Fluor-Lane 95"). Transurban (USA) Inc. will perform the operations and maintenance upon completion of the improvements and commencement of operations of the toll lanes. The company has evaluated its interest in Fluor-Lane 95 and has determined that it is the primary beneficiary. Accordingly, the company consolidates the accounts of Fluor-Lane 95. As of December 31, 2012, the company's financial statements include assets of $80 million and liabilities of $68 million for Fluor-Lane 95.

        The company has also evaluated its interest in 95 Express Lanes, LLC and has determined that it is not the primary beneficiary. Based on contractual documents, the company's maximum exposure to loss relating to its investment in Fluor-Transurban is its future funding commitment of $18 million, plus its investment balance of $11 million. The company will never have repayment obligations associated with any of the debt because it is non-recourse to the joint venture members. The company accounts for its ownership interest in 95 Express Lanes, LLC under the equity method of accounting.

Eagle P3 Commuter Rail Project

        In August 2010, the company was awarded its $1.7 billion share of the Eagle P3 Commuter Rail Project in the Denver metropolitan area. The project is a public-private partnership between the Regional Transportation District in Denver, Colorado ("RTD") and Denver Transit Partners ("DTP"), a wholly-owned subsidiary of Denver Transit Holdings LLC ("DTH"), a joint venture in which the company has a 10 percent interest, with two additional partners each owning a 45 percent interest. Under the agreement, RTD owns and oversees the addition of railways, facilities and rolling stock for three new commuter and light rail corridors in the Denver metropolitan area. RTD is funding the construction of the railways and facilities through the issuance of $398 million of private activity bonds, as well as from various other sources, including federal grants. RTD advanced the proceeds of the private activity bonds to DTP as a loan that is non-recourse to the company and will be repaid to RTD over the life of the concession agreement. DTP, as concessionaire, will design, build, finance, operate and maintain the railways, facilities and rolling stock under a 35-year concession agreement. The company has determined that DTH is a VIE for which the company is not the primary beneficiary. DTH is accounted for under the equity method of accounting. Based on contractual documents, the company's maximum exposure to loss relating to its investments in DTH is limited to its future funding commitment of $5 million, plus the carrying value of its investment of less than $1 million.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Therefore, the company consolidates the accounts of DTS and DTC in its financial statements. As of December 31, 2012, the combined carrying values of the assets and liabilities of DTS and DTC were $120 million and $79 million, respectively. As of December 31, 2011, the combined carrying values of the assets and liabilities of DTS and DTC were $133 million and $113 million, respectively. The company has provided certain performance guarantees on behalf of DTS.

Fluor SKM Joint Venture

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

        The company has evaluated its interest in Fluor SKM and has determined that the company is the primary beneficiary. Accordingly, the company consolidates the accounts of Fluor SKM. For the years ended December 31, 2012, 2011 and 2010, the company's results of operations included revenue of $3.4 billion, $1.8 billion and $2.4 billion, respectively. As of December 31, 2012, the carrying values of the assets and liabilities of the Fluor SKM joint venture were $107 million and $123 million, respectively. As of December 31, 2011, the carrying values of the assets and liabilities of the Fluor SKM joint venture were $92 million and $112 million, respectively.

Interstate 495 Capital Beltway Project

        In December 2007, the company was awarded the $1.3 billion Interstate 495 Capital Beltway HOT lanes project in Virginia. The project is a public-private partnership between VDOT and Capital Beltway Express LLC, a joint venture in which the company has a 10 percent interest and Transurban (USA) Inc. has a 90 percent interest ("Fluor-Transurban"). Under the agreement, VDOT owns and oversees the addition of traffic lanes, interchange improvements and construction of HOT lanes on 14 miles of the I-495 Capital Beltway in northern Virginia. Fluor-Transurban, as concessionaire, will develop, design, finance, construct, maintain and operate the improvements and HOT lanes under an 80-year concession agreement. The construction is being financed through grant funding from VDOT, non-recourse borrowings from issuance of public tax-exempt bonds, a non-recourse loan from TIFIA, which is administered by the U.S. Department of Transportation and equity contributions from the joint venture members.

        The construction of the improvements and HOT lanes are being performed by a construction joint venture in which the company has a 65 percent interest and Lane Construction has a 35 percent interest ("Fluor-Lane"). Transurban (USA) Inc. will perform the operations and maintenance upon completion of the improvements and commencement of operations of the toll lanes. The company has evaluated its interest in Fluor-Lane and has determined that it is the primary beneficiary. Accordingly, the company consolidates the accounts of Fluor-Lane. As of December 31, 2012, the company's financial statements include assets of $53 million and liabilities of $49 million for Fluor-Lane. As of December 31, 2011, the company's financial statements include assets of $153 million and liabilities of $149 million for Fluor-Lane.

        The company has also evaluated its interest in Fluor-Transurban and has determined that it is not the primary beneficiary. Based on contractual documents, the company's maximum exposure to loss relating to its investment in Fluor-Transurban is its future funding commitment of $4 million, plus its investment balance of $9 million. The company will never have repayment obligations associated with any of the debt because it is non-recourse to the joint venture members. The company accounts for its ownership interest in Fluor-Transurban under the equity method of accounting.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Oil & Gas segment provides design, engineering, procurement, construction and project management professional services for upstream oil and gas production, downstream refining, offshore production, chemicals and petrochemicals markets. The revenue of a single customer and its affiliates of the Oil & Gas segment amounted to 11 percent and 13 percent of the company's consolidated revenue during the year ended December 31, 2012 and 2011, respectively.

        The Industrial & Infrastructure segment provides design, engineering, procurement and construction services to the transportation, wind power, mining and metals, life sciences, manufacturing, commercial and institutional, telecommunications, microelectronics and healthcare sectors. The revenue of a single customer and its affiliates of both the Industrial & Infrastructure and Global Services segments amounted to 13 percent and 12 percent of the company's consolidated revenue during the year ended December 31, 2012 and 2010, respectively.

        The Government segment provides engineering, construction, logistics support, contingency response, and management and operations services to the U.S. government. The percentage of the company's consolidated revenue from work performed for various agencies of the U.S. government was 12 percent, 14 percent and 15 percent during the years ended December 31, 2012, 2011 and 2010, respectively.

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

        Effective January 1, 2013, the company implemented certain organizational changes that will impact the composition of the company's reportable segments in 2013. The company's operations and maintenance activities, previously included in the Global Services segment, have been integrated into the Industrial & Infrastructure segment. Additionally, the Global Services segment will now include activities associated with the company's efforts to grow its fabrication capabilities and the operations of a new procurement entity, Acqyre, currently being formed to provide strategic sourcing solutions to third parties.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Operating Information by Segment

	Year Ended December 31,
(in millions)	2012	2011	2010

External revenue
Oil & Gas	$9,513.9	$7,961.7	$7,740.0
Industrial & Infrastructure	12,195.7	9,700.4	6,867.2
Government	3,304.7	3,398.2	3,038.0
Global Services	1,721.7	1,577.7	1,508.6
Power	841.1	743.4	1,695.5

Total external revenue	$27,577.1	$23,381.4	$20,849.3

Segment profit (loss)
Oil & Gas	$334.7	$275.6	$344.0
Industrial & Infrastructure	124.3	389.3	(169.7)
Government	149.7	145.5	142.2
Global Services	177.6	151.8	133.3
Power	(16.9)	81.1	170.9

Total segment profit	$769.4	$1,043.3	$620.7

Depreciation and amortization of fixed assets
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	2.4	4.8	4.5
Government	12.9	10.8	7.4
Global Services	124.6	117.5	108.3
Power	0.9	—	—
Corporate and other	69.6	66.3	69.2

Total depreciation and amortization of fixed assets	$210.4	$199.4	$189.4

Capital expenditures
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	0.5	—	5.9
Government	5.7	10.7	16.2
Global Services	184.5	248.6	185.5
Power	3.6	—	—
Corporate and other	60.4	78.9	57.8

Total capital expenditures	$254.7	$338.2	$265.4

Total assets
Oil & Gas	$1,704.4	$1,245.0
Industrial & Infrastructure	561.0	943.6
Government	827.2	799.6
Global Services	959.6	934.7
Power	120.6	191.1
Corporate and other	4,103.2	4,154.4

Total assets	$8,276.0	$8,268.4

Goodwill
Oil & Gas	$7.1	$7.1
Industrial & Infrastructure	12.2	12.2
Government	46.5	46.5
Global Services	24.9	19.8
Power	10.6	10.3

Total goodwill	$101.3	$95.9

  •
  Industrial & Infrastructure.  Segment profit for 2012, 2011 and 2010 was impacted by pre-tax charges for the Greater Gabbard Project totaling $416 million, $60 million and $343 million, respectively. Segment profit for 2012 also included a pre-tax gain of $43 million on the sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom. Segment

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    profit for 2010 also included a pre-tax charge of $95 million for a completed infrastructure joint venture project in California. The Greater Gabbard project is also discussed further in "13. Contingencies and Commitments" above.

  •
  Power.  Segment profit for 2012 and 2011 included research and development expenses of $63 million and $7 million, respectively, associated with the operations of NuScale. Segment profit for 2010 included pre-tax charges of $91 million on a gas-fired power project in Georgia.

Enterprise-Wide Disclosures

	External Revenue Year Ended December 31,			Total Assets As of December 31,
(in millions)	2012	2011	2010	2012	2011

United States	$7,021.4	$6,959.8	$7,640.8	$4,410.3	$4,653.4
Canada	5,371.9	4,127.5	2,422.0	925.9	709.9
Asia Pacific (includes Australia)	6,349.7	4,395.5	3,325.4	1,140.3	957.1
Europe	1,632.9	1,736.8	3,030.1	1,196.2	1,287.5
Central and South America	3,526.5	2,822.5	1,687.1	260.2	328.3
Middle East and Africa	3,674.7	3,339.3	2,743.9	343.1	332.2

Total	$27,577.1	$23,381.4	$20,849.3	$8,276.0	$8,268.4

Reconciliation of Segment Information to Consolidated Amounts

	Year Ended December 31,
(in millions)	2012	2011	2010

Total segment profit	$769.4	$1,043.3	$620.7
Corporate general and administrative expense	(151.0)	(163.5)	(156.3)
Interest income (expense), net	(0.5)	16.4	10.6
Earnings attributable to noncontrolling interests	115.6	105.6	84.6

Earnings before taxes	$733.5	$1,001.8	$559.6

Non-Operating (Income) and Expense

        Non-operating expense items of $11.7 million, $13.5 million and $1.6 million were included in corporate general and administrative expense in 2012, 2011 and 2010, respectively. Non-operating expenses in 2012 and 2011 primarily included expenses associated with previously divested operations.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2012
Revenue	$6,290.1	$7,128.2	$7,136.1	$7,022.7
Cost of revenue	6,014.2	6,809.8	6,829.8	7,038.3
Earnings (loss) before taxes	240.8	288.2	264.5	(60.0)
Net earnings	177.2	192.5	172.3	29.1
Net earnings (loss) attributable to Fluor Corporation	154.9	161.2	144.6	(4.4)
Earnings (loss) per share
Basic	$0.92	$0.96	$0.87	$(0.03)
Diluted	0.91	0.95	0.86	(0.03)
Year ended December 31, 2011
Revenue	$5,057.8	$6,033.9	$6,037.6	$6,252.1
Cost of revenue	4,787.5	5,727.0	5,775.5	5,942.5
Earnings before taxes	241.1	281.2	230.9	248.6
Net earnings	161.2	191.5	161.6	183.8
Net earnings attributable to Fluor Corporation	139.7	165.5	135.4	153.1
Earnings per share
Basic	$0.79	$0.95	$0.79	$0.91
Diluted	0.78	0.94	0.78	0.90

        Net earnings in the fourth quarter of 2012 and the third quarter of 2011 were impacted by pre-tax charges for the Greater Gabbard Project totaling $416 million (or $1.61 per diluted share) and $38 million (or $0.14 per diluted share), respectively. The Greater Gabbard Project is discussed in "13. Contingencies and Commitments" above. Net earnings in the fourth quarter of 2012 also included a pre-tax gain of $43 million (or $0.17 per diluted share) on the October 2012 sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom and tax benefits of $43 million ($0.26 per diluted share) associated with the net reduction of tax reserves for various domestic and international disputed items and an IRS settlement. The tax benefits are disclosed in "3. Income Taxes" above.