Form 10-Q
period 2013-03-31
FLUOR CORP
filed 2013-05-02
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 26, 2013, 162,872,876 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

March 31, 2013

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2013	2012

TOTAL REVENUE	$7,185,624	$6,290,108

TOTAL COST OF REVENUE	6,843,750	6,014,210

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	32,602	37,842
Interest expense	6,955	6,881
Interest income	(4,016)	(9,625)
Total cost and expenses	6,879,291	6,049,308

EARNINGS BEFORE TAXES	306,333	240,800
INCOME TAX EXPENSE	93,077	63,625

NET EARNINGS	213,256	177,175

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	46,798	22,293

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$166,458	$154,882

BASIC EARNINGS PER SHARE	$1.02	$0.92

DILUTED EARNINGS PER SHARE	$1.02	$0.91

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	162,408	168,852
DILUTED	163,991	170,406

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2013	2012

NET EARNINGS	$213,256	$177,175

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(15,444)	26,237
Ownership share of equity method investees’ other comprehensive income	214	5,509
Defined benefit pension and postretirement plan adjustments	7,241	813
Unrealized gain on derivative contracts	152	3,041
Unrealized gain (loss) on debt securities	(141)	133
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(7,978)	35,733

COMPREHENSIVE INCOME	205,278	212,908

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	46,291	22,338

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$158,987	$190,570

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	March 31,	December 31,
(in thousands, except share amounts)	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents ($426,184 and $411,550 related to variable interest entities (“VIEs”))	$2,014,800	$2,154,541
Marketable securities, current ($30,425 and $30,369 related to VIEs)	160,442	137,127
Accounts and notes receivable, net ($256,000 and $193,354 related to VIEs)	1,580,539	1,242,691
Contract work in progress ($247,661 and $221,897 related to VIEs)	1,928,611	1,942,679
Deferred taxes	245,727	249,839
Other current assets	330,686	367,260
Total current assets	6,260,805	6,094,137

Marketable securities, noncurrent	319,150	318,355
Property, plant and equipment ((net of accumulated depreciation of $1,062,925 and $1,032,509) ($103,118 and $105,692 related to VIEs))	947,058	951,255
Investments and goodwill	272,418	244,226
Deferred taxes	70,789	79,357
Deferred compensation trusts	348,593	332,904
Other	244,221	255,809
TOTAL ASSETS	$8,463,034	$8,276,043

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($290,999 and $295,972 related to VIEs)	$2,088,824	$1,954,108
Convertible senior notes and other notes payable	18,472	20,792
Advance billings on contracts ($286,746 and $300,491 related to VIEs)	810,019	870,147
Accrued salaries, wages and benefits ($90,355 and $59,183 related to VIEs)	725,596	755,075
Other accrued liabilities ($19,506 and $6,478 related to VIEs)	277,826	286,992
Total current liabilities	3,920,737	3,887,114

LONG-TERM DEBT DUE AFTER ONE YEAR	496,274	520,205
NONCURRENT LIABILITIES	441,117	441,630
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 162,861,327 and 162,359,906 shares in 2013 and 2012, respectively	1,629	1,624
Additional paid-in capital	10,730	—
Accumulated other comprehensive loss	(265,321)	(257,850)
Retained earnings	3,737,928	3,597,521
Total shareholders’ equity	3,484,966	3,341,295

Noncontrolling interests	119,940	85,799

Total equity	3,604,906	3,427,094

TOTAL LIABILITIES AND EQUITY	$8,463,034	$8,276,043

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$213,256	$177,175
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	54,626	51,755
Amortization of intangibles	313	401
Restricted stock and stock option amortization	9,638	8,746
Deferred compensation trust	(15,688)	(22,073)
Deferred compensation obligation	18,093	24,988
Deferred taxes	17,424	4,630
Excess tax benefit from stock-based plans	(2,747)	(3,444)
Retirement plan accrual, net of contributions	(4,394)	190
Changes in operating assets and liabilities	(310,794)	(287,005)
Undistributed earnings of equity method investments	(4,879)	(7,857)
Other items	3,428	5,416

Cash utilized by operating activities	(21,724)	(47,078)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of marketable securities	(132,700)	(331,492)
Proceeds from the sales and maturities of marketable securities	107,632	198,317
Capital expenditures	(56,906)	(54,319)
Proceeds from disposal of property, plant and equipment	15,702	37,248
Investments in partnerships and joint ventures	(7,414)	(389)
Consolidation of a variable interest entity	24,675	—
Acquisitions	(7,674)	—
Other items	4,346	(1,575)

Cash utilized by investing activities	(52,339)	(152,210)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common stock	—	(27,482)
Dividends paid	—	(21,388)
Repayment of 5.625% Municipal Bonds	(17,795)	—
Repayment of convertible debt and notes payable	(8,566)	(301)
Distributions paid to noncontrolling interests	(17,942)	(19,767)
Capital contributions by noncontrolling interests	202	1,400
Taxes paid on vested restricted stock	(10,357)	(10,903)
Stock options exercised	5,807	5,002
Excess tax benefit from stock-based plans	2,747	3,444
Other items	2,800	5,810

Cash utilized by financing activities	(43,104)	(64,185)

Effect of exchange rate changes on cash	(22,574)	24,348

Decrease in cash and cash equivalents	(139,741)	(239,125)

Cash and cash equivalents at beginning of period	2,154,541	2,161,411

Cash and cash equivalents at end of period	$2,014,800	$1,922,286

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2012 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2013 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of March 31, 2013 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2012 have been reclassified to conform to the 2013 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date this quarterly report is filed on Form 10-Q.

(2)                   New accounting pronouncements implemented by the company in the first quarter or requiring implementation in future periods are discussed below or elsewhere in the notes, where appropriate.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The objective of ASU 2013-05 is to resolve a practice diversity in circumstances where reporting entities release cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective for interim and annual reporting periods beginning after December 15, 2013 and will be applied on a prospective basis. Management does not expect the adoption of ASU 2013-05 to have a material impact on the company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date,” which addresses the recognition, measurement and disclosure of certain obligations including debt arrangements, other contractual obligations and settled litigation and judicial rulings. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013. Management does not expect the adoption of ASU 2013-04 to have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2013, the company adopted ASU 2012-04, “Technical Corrections and Improvements.” The amendments in ASU 2012-04 make technical corrections, clarifications and limited-scope improvements to various topics throughout the Accounting Standards Codification. The adoption of ASU 2012-04 did not have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2013, the company adopted ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows entities testing an indefinite-lived intangible asset for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The adoption of ASU 2012-02 did not have a material impact on the company’s financial position, results of operations or cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(3)                  The tax effects of the components of other comprehensive income (loss) are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(24,406)	$8,962	$(15,444)	$41,979	$(15,742)	$26,237
Ownership share of equity method investees’ other comprehensive income	81	133	214	8,898	(3,389)	5,509
Defined benefit pension and postretirement plan adjustments	11,585	(4,344)	7,241	1,300	(487)	813
Unrealized gain on derivative contracts	244	(92)	152	4,828	(1,787)	3,041
Unrealized gain (loss) on debt securities	(225)	84	(141)	212	(79)	133
Total other comprehensive income (loss)	(12,721)	4,743	(7,978)	57,217	(21,484)	35,733
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(507)	—	(507)	45	—	45
Other comprehensive income (loss) attributable to Fluor Corporation
	$(12,214)	$4,743	$(7,471)	$57,172	$(21,484)	$35,688

In the first quarter of 2013, the company adopted ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”),” which requires an entity to disclose additional information about reclassification adjustments, including (a) changes in AOCI balances by component and (b) significant items reclassified out of AOCI.

The changes in AOCI balances by component (after-tax) as of March 31, 2013 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2012	$45,899	$(43,019)	$(252,724)	$(8,960)	$954	$(257,850)
Other comprehensive income (loss) before reclassifications	(14,938)	214	5,219	85	(117)	(9,537)
Amounts reclassified from AOCI	—	—	2,022	68	(24)	2,066
Net other comprehensive income (loss)	(14,938)	214	7,241	153	(141)	(7,471)
Balance as of March 31, 2013	$30,961	$(42,805)	$(245,483)	$(8,807)	$813	$(265,321)

Attributable to Noncontrolling Interest:
Balance as of December 31, 2012	$8,723	$—	$—	$1	$—	$8,724
Other comprehensive loss before reclassifications	(506)	—	—	—	—	(506)
Amounts reclassified from AOCI	—	—	—	(1)	—	(1)
Net other comprehensive loss	(506)	—	—	(1)	—	(507)
Balance as of March 31, 2013	$8,217	$—	$—	$—	$—	$8,217

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statement of Earnings are as follows:

	Location in Condensed	Three Months Ended
(in thousands)	Consolidated Statement of Earnings	March 31, 2013
Component of AOCI:
Defined benefit pension plan adjustments	Various accounts(1)	$(3,236)
Income tax benefit	Income tax expense	1,214
Net of tax		$(2,022)

Unrealized gain (loss) on derivative contracts:
Commodity swaps and foreign currency forwards	Total cost of revenue	$312
U.S. Treasury rate lock agreements	Interest expense	(419)
Income tax benefit	Income tax expense	40
Net of tax		(67)
Less: Noncontrolling interest	Net earnings attributable to
	noncontrolling interests	1
Net of tax and noncontrolling interest		$(68)

Unrealized gain on available-for-sale securities	Corporate general and
	administrative expense	$38
Income tax expense	Income tax expense	(14)
Net of tax		$24

(1)  Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

(4)               The effective tax rate, based on the company’s operating results for the three months ended March 31, 2013 and 2012, was 30.4 percent and 26.4 percent, respectively. The effective tax rate was higher for the three month period ending March 31, 2013 as the prior year quarter included the recognition of a deferred tax benefit of $16 million primarily attributable to foreign taxes previously paid on certain unremitted foreign earnings in South Africa.

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

(5)                  Cash paid for interest was $10.1 million and $10.2 million for the three months ended March 31, 2013 and 2012, respectively. Income tax payments, net of receipts, were $56.0 million and $78.8 million during the three-month periods ended March 31, 2013 and 2012, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)                   Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three months ended March 31, 2013 and 2012 are presented below:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2013	2012

Net earnings attributable to Fluor Corporation	$166,458	$154,882

Basic EPS:
Weighted average common shares outstanding	162,408	168,852

Basic earnings per share	$1.02	$0.92

Diluted EPS:
Weighted average common shares outstanding	162,408	168,852

Diluted effect:
Employee stock options and restricted stock units and shares	1,191	1,178
Conversion equivalent of dilutive convertible debt	392	376
Weighted average diluted shares outstanding	163,991	170,406

Diluted earnings per share	$1.02	$0.91

Anti-dilutive securities not included above	1,382	1,216

In the first quarter of 2012, the company repurchased and cancelled 450,000 shares of its common stock under its stock repurchase program for $27 million.

(7)                  The fair value hierarchy established by ASC 820, “Fair Value Measurement,” prioritizes the use of inputs used in valuation techniques into the following three levels:

· Level 1	–	quoted prices in active markets for identical assets and liabilities
· Level 2	–	inputs other than quoted prices in active markets for identical assets and liabilities that are observable, either directly or indirectly
· Level 3	–	unobservable inputs

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013						December 31, 2012
	Fair Value Hierarchy						Fair Value Hierarchy
(in thousands)	Total	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3
Assets(1):
Cash and cash equivalents	$11,245	$11,245	(2)	$—		$—	$14,457	$14,457	(2)	$—		$—
Marketable securities, current	105,375	—		105,375	(3)	—	102,439	—		102,439	(3)
Deferred compensation trusts	93,173	93,173	(4)	—		—	80,842	80,842	(4)	—		—
Marketable securities, noncurrent	319,150	—		319,150	(5)	—	318,355	—		318,355	(5)	—
Derivative assets(6)
Commodity swap forward contracts	53	—		53		—	95	—		95		—
Foreign currency contracts	3,404	—		3,404		—	640	—		640		—

Liabilities(1):
Derivative liabilities(6)
Commodity swap forward contracts	$1	$—		$1		$—	$28	$—		$28		$—
Foreign currency contracts	328	—		328		—	2,151	—		2,151		—

(1) The company measures and reports assets and liabilities at fair value utilizing pricing information received from third parties. The company performs procedures to verify the reasonableness of pricing information received for significant assets and liabilities classified as Level 2.

(2) Consists primarily of registered money market funds valued at fair value. These investments represent the net asset value of the shares of such funds as of the close of business at the end of the period.

(3) Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities and other debt securities that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

(4) Consists primarily of registered money market funds and an equity index fund valued at fair value. These investments, which are trading securities, represent the net asset value of the shares of such funds as of the close of business at the end of the period.

(5) Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities and other debt securities with maturities ranging from one year to five years that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

(6) See Note 8 for the classification of commodity swap contracts and foreign currency forward contracts on the Condensed Consolidated Balance Sheet. Commodity swap contracts and foreign currency forward contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of March 31, 2013: money market funds of $11 million, U.S. agency securities of $165 million, U.S. Treasury securities of $65 million, corporate debt securities of $186 million, and other securities of $9 million. As of December 31, 2012, available-for-sale securities consisted of money market funds of $14 million, U.S. agency securities of $161 million, U.S. Treasury securities of $67 million, corporate debt securities of $184 million, and other securities of $9 million. The amortized cost of these available-for-sale securities is not materially different than the fair value. During the three months ended March 31, 2013 and 2012, proceeds from the sales and maturities of available-for-sale securities were $75 million and $178 million, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		March 31, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,366,670	$1,366,670	$1,343,866	$1,343,866
Cash equivalents(2)	Level 2	636,885	636,885	796,218	796,218
Marketable securities, current(3)	Level 2	55,067	55,067	34,688	34,688
Notes receivable, including noncurrent portion(4)	Level 3	34,408	34,408	34,471	34,471
Liabilities:
3.375% Senior Notes(5)	Level 2	$496,274	$523,783	$496,164	$527,219
1.5% Convertible Senior Notes(5)	Level 2	18,472	44,386	18,472	39,392
5.625% Municipal Bonds(5)	Level 2	—	—	17,795	17,878
Notes payable, including noncurrent portion(6)	Level 3	—	—	8,566	8,566

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(8)              The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with intercompany transactions, deposits denominated in non-functional currencies, and risk associated with interest rate volatility may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally mitigates the risk by utilizing derivative instruments as hedging instruments that are designated as either fair value or cash flow hedges in accordance with ASC 815, “Derivatives and Hedging.” The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the hedging instruments are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all hedging instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the hedging instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the hedging instruments’ gains or losses due to changes in fair value are recorded as a component of AOCI and are reclassified into earnings when the hedged items settle. Any ineffective portion of a hedging instrument’s change in fair value is immediately recognized in earnings. The company does not enter into hedging instruments or engage in hedging activities for speculative purposes. The company maintains master netting arrangements with certain counterparties to facilitate the settlement of derivative instruments; however, the company reports the fair value of derivative instruments on a gross basis.

In the first quarter of 2013, the company adopted ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. ASU 2013-01 clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11.

As of March 31, 2013, the company had total gross notional amounts of $314 million of foreign exchange forward contracts and less than $1 million of commodity swap forward contracts outstanding relating to engineering and construction contract obligations and intercompany transactions. The foreign exchange forward contracts are of varying duration, none of which extend beyond March 2014. The commodity swap forward contracts are of varying duration, none of which extend beyond August 2014. The impact to earnings due to hedge ineffectiveness was immaterial for the three months ended March 31, 2013 and 2012.

The fair values of derivatives designated as hedging instruments under ASC 815 as of March 31, 2013 and December 31, 2012 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
(in thousands)	Location	2013	2012	Location	2013	2012
Commodity swaps	Other current assets	$53	$95	Other accrued liabilities	$—	$15
Foreign currency forwards	Other current assets	3,404	640	Other accrued liabilities	328	2,130
Commodity swaps	Other assets	—	—	Noncurrent liabilities	1	13
Foreign currency forwards	Other assets	—	—	Noncurrent liabilities	—	21
Total		$3,457	$735		$329	$2,179

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The pre-tax amount of gain (loss) recognized in earnings associated with the hedging instruments designated as fair value hedges for the three months ended March 31, 2013 and 2012 was as follows:

		Three Months Ended March 31,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2013	2012
Foreign currency forwards	Corporate general and administrative expense	$3,819	$(13,573)

The pre-tax amount of gain (loss) recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the amounts of gain (loss) recognized in earnings on the hedged items in the same locations on the Condensed Consolidated Statement of Earnings.

The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges for the three months ended March 31, 2013 and 2012 was as follows:

				After-Tax Amount of Gain
	After-Tax Amount of Gain			(Loss) Reclassified from
	Recognized in OCI			AOCI into Earnings
	Three Months Ended			Three Months Ended
	March 31,			March 31,
Cash Flow Hedges (in thousands)	2013	2012	Location of Gain (Loss)	2013	2012
Commodity swaps	$31	$552	Total cost of revenue	$47	$176
Foreign currency forwards	54	2,088	Total cost of revenue	147	(270)
U.S. Treasury rate lock agreements	—	—	Interest expense	(262)	(262)
Total	$85	$2,640		$(68)	$(356)

(9)           Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan		Non-U.S. Pension Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in thousands)	2013	2012	2013	2012
Service cost	$1,613	$1,489	$3,882	$1,963
Interest cost	7,275	8,323	8,017	8,264
Expected return on assets	(7,744)	(8,831)	(11,559)	(10,580)
Amortization of prior service cost	26	(28)	—	—
Recognized net actuarial loss	1,510	3,409	1,700	784
Net periodic pension expense	$2,680	$4,362	$2,040	$431

The company currently expects to fund approximately $30 million to $60 million into its defined benefit pension plans during 2013, which is expected to be in excess of the minimum funding required. During the three months ended March 31, 2013, contributions of approximately $7 million were made by the company.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2012 and first quarter of 2013 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2012 and March 31, 2013, respectively.

The following table presents information related to the liability and equity components of the 2004 Notes:

	March 31,	December 31,
(in thousands)	2013	2012

Carrying value of the equity component	$19,519	$19,519
Principal amount and carrying value of the liability component	18,472	18,472

The 2004 Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 36.2815 shares per each $1,000 principal amount of the 2004 Notes. Interest expense for the first quarter of both 2013 and 2012 included original coupon interest of $0.1 million. The if-converted value of $44 million was in excess of the principal value as of March 31, 2013.

During the first quarter of 2013, the company redeemed its Municipal Bonds at a price of 100% of their principal amount and paid off the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

As of March 31, 2013, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)           The company’s executive and director stock-based compensation plans are described, and informational disclosures provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2012. In the first quarter of 2013 and 2012, restricted stock units of 453,185 and 366,033, respectively, were granted to executives and directors at weighted-average per share prices of $61.43 and $62.50, respectively. For the company’s executives, the restricted units and shares granted in 2013 and 2012 vest ratably over three years. For the company’s directors, the restricted units and shares granted in 2013 and 2012 vest or vested on the first anniversary of the grant. During the first quarter of 2013 and 2012, options for the purchase of 884,574 shares at a weighted-average exercise price of $61.45 per share and 641,817 shares at a weighted-average exercise price of $62.50 per share, respectively, were awarded to executives. The options granted in 2013 and 2012 vest ratably over three years. The options expire ten years after the grant date. In the first quarter of 2013 and 2012, performance-based Value Driver Incentive (“VDI”) units totaling 385,742 and 329,289, respectively, were granted to executives at weighted-average per share prices of $61.45 and $62.50, respectively. The number of units is adjusted at the end of each performance period based on the achievement of performance criteria. The VDI awards granted in 2013 vest after a period of approximately three years. The VDI awards granted in 2012 vest on the first and third anniversaries of the date of grant.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three months ended March 31, 2013 and 2012, earnings attributable to noncontrolling interests were $48.2 million and $22.6 million, respectively, and the related tax effect was $1.4 million and $0.3 million, respectively. Distributions paid to noncontrolling interests were $17.9 million and $19.8 million for the three months ended March 31, 2013 and 2012, respectively. Capital contributions by noncontrolling interests were $0.2 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.

(13)           The company and certain of its subsidiaries are involved in various litigation matters. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain significant claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Recognized claims against clients amounted to $20 million for both March 31, 2013 and December 31, 2012 and are included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Amounts ultimately realized from claims could differ materially from the balances included in the financial statements. The company does not expect that the ultimate resolution of the remaining outstanding matters will have a material adverse effect on its consolidated financial position or results of operations.

As of March 31, 2013, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

Greater Gabbard Offshore Wind Farm Project

The company is involved in a dispute in connection with the Greater Gabbard Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client’s offshore wind farm project in the United Kingdom. The primary dispute related to the company’s claim for additional compensation for schedule and cost impacts arising from delays in the fabrication of monopiles and transition pieces, along with certain disruption and productivity issues associated with construction activities and weather-related delays that the company anticipated would be recovered in arbitration due to the company’s belief the schedule and cost impacts were attributable to the client and other third parties. On November 16, 2012, the company received an unexpected decision from the arbitration panel, dismissing the company’s claims for additional compensation. The decision resulted in a pre-tax charge of $416 million against the company’s earnings in the fourth quarter of 2012, which included claim revenue previously recorded and the remaining liquidated damages withheld by the client and not previously charged against the company’s earnings, as well as additional costs expected to be incurred through close-out of the project.

The client has filed a counterclaim against the company seeking to recover approximately $100 million for past and future costs associated with, among other things, monitoring certain monopiles and transition pieces for alleged defects. The hearing on the client’s counterclaim commenced on April 15, 2013. While the ultimate outcome of the hearing is uncertain, the company believes that the monopiles and transition pieces meet applicable performance requirements and therefore does not believe that a loss associated with the counterclaim is probable. As a result, the company has not recorded a charge under ASC 450. To the extent the client’s counterclaim is successful, there could be a substantial charge to earnings.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

St. Joe Minerals Matters

Since 1995, the company has been named as a defendant in a number of lawsuits alleging injuries resulting from the lead business of St. Joe Minerals Corporation (“St. Joe”) and The Doe Run Company (“Doe Run”) in Herculaneum, Missouri, which are discontinued operations. The company was named as a defendant in these lawsuits as a result of its ownership or other interests in St. Joe and Doe Run in the period between 1981 and 1994. In 1994, the company sold its interests in St. Joe and Doe Run, along with all liabilities associated with the lead business, pursuant to a sale agreement in which the buyer agreed to indemnify the company for those liabilities. Until December 2010, substantially all the lawsuits were settled and paid by the buyer; and in all cases the company was fully released.

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

In December 2011, the company appealed the judgments of the court. Briefings and oral arguments before the Missouri Court of Appeals (Eastern District) have been completed, and the company is awaiting a decision. The company strongly believes that the judgments are not supported by the facts or the law and that it is probable that such judgments will be overturned. Therefore, based upon the present status of this matter, the company does not believe it is probable that a loss will be incurred. Accordingly, the company has not recorded a charge as a result of the judgments. The company has also taken steps to enforce its rights to the indemnification described above.

The company, the buyer and other entities are defendants in 23 additional lawsuits relating to the lead business of St. Joe and Doe Run. The company believes it has strong defenses to these lawsuits and is vigorously defending its position. In addition, the company has filed claims for indemnification under the sale agreement for other matters raised in these lawsuits. While we believe we will be ultimately successful in these various matters, if we were unsuccessful in our appeal of the ruling referenced above or in any of the other lawsuits, or in the prosecution of and collection on our indemnity claims, we could recognize a substantial charge to our earnings.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

(14)       In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of March 31, 2013 were estimated to be $6.0 billion. The company assessed its performance guarantee obligation as of March 31, 2013 and December 31, 2012 in accordance with ASC 460, “Guarantees” and the carrying value of the liability was not material.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity and cost methods of accounting for the investments are also used, depending on the company’s respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The net carrying value of the unconsolidated VIEs classified under “Investments and goodwill” and “Other accrued liabilities” in the Condensed Consolidated Balance Sheet was a net asset of $83 million and $22 million as of March 31, 2013 and December 31, 2012, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of March 31, 2013 for the unconsolidated VIEs were $41 million.

In some cases, the company is required to consolidate certain VIEs. As of March 31, 2013, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $689 million, respectively. As of December 31, 2012, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.0 billion and $664 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

None of the VIEs are individually material to the company’s results of operations, financial position or cash flows except for the Fluor SKM joint venture, a consolidated joint venture formed for the execution of an iron ore joint venture project in Australia, which is material to the company’s revenue. The company’s results of operations included revenue related to the Fluor SKM joint venture of $753 million and $585 million for the three months ended March 31, 2013 and 2012, respectively.

(16)        Effective January 1, 2013, the company implemented certain organizational changes that impacted the composition of its reportable segments. The company’s operations and maintenance activities, previously included in the Global Services segment, have been integrated into the Industrial & Infrastructure segment. Additionally, the Global Services segment now includes activities associated with the company’s efforts to grow its fabrication and construction capabilities and the operations of a new procurement entity, Acqyre, which was formed to provide strategic sourcing solutions to third parties. Segment operating information and total assets for 2012 have been recast to reflect these organizational changes.

Operating information by segment is as follows:

	Three Months Ended
	March 31,
External Revenue (in millions)	2013	2012
Oil & Gas	$2,769.3	$2,040.8
Industrial & Infrastructure	3,132.2	3,041.7
Government	751.2	850.1
Global Services	149.9	182.6
Power	383.0	174.9
Total external revenue	$7,185.6	$6,290.1

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Intercompany revenue for the Global Services segment, excluded from the amounts above, was $117.2 million and $115.6 million for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended
	March 31,
Segment Profit (Loss) (in millions)	2013	2012
Oil & Gas	$104.5	$73.4
Industrial & Infrastructure	126.9	113.5
Government	41.3	35.3
Global Services	27.7	33.0
Power	(6.8)	(1.9)
Total segment profit	$293.6	$253.3

Power segment profit for the three months ended March 31, 2013 and 2012 included research and development expenses of $15.0 million and $10.3 million, respectively, associated with the operations of NuScale.

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended
	March 31,
Reconciliation of Total Segment Profit to Earnings Before Taxes (in millions)	2013	2012
Total segment profit	$293.6	$253.3
Corporate general and administrative expense	(32.6)	(37.8)
Interest income (expense), net	(2.9)	2.7
Earnings attributable to noncontrolling interests	48.2	22.6
Earnings before taxes	$306.3	$240.8

Total assets by segment are as follows:

	March 31,	December 31,
Total Assets (in millions)	2013	2012
Oil & Gas	$1,785.9	$1,704.4
Industrial & Infrastructure	900.8	751.7
Government	893.6	827.2
Global Services	775.6	768.9
Power	154.9	120.6

The increase in total assets for the Industrial & Infrastructure segments resulted primarily from the consolidation of a variable interest entity in the mining and metals business line.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes and the company’s December 31, 2012 Annual Report on Form 10-K. For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected revenue and earnings levels, cash flow and liquidity, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature. We wish to caution readers that forward-looking statements, including disclosures which use words such as the company “believes,” “anticipates,” “expects,” “estimates” and similar statements are subject to various risks and uncertainties which could cause actual results of operations to differ materially from expectations. Factors potentially contributing to such differences include, among others:

·                  Difficulties or delays incurred in the execution of contracts, or failure to accurately estimate the resources and time necessary for our contracts, resulting in cost overruns or liabilities, including those caused by the performance of our clients, subcontractors, suppliers and joint venture or teaming partners;

·                  Intense competition in the global engineering, procurement and construction industry, which can place downward pressure on our contract prices and profit margins;

·                  The company’s failure to receive anticipated new contract awards and the related impact on revenue, earnings, staffing levels and cost;

·                  A failure to obtain favorable results in existing or future litigation or dispute resolution proceedings;

·                  The cyclical nature of many of the markets the company serves, including our commodity-based business lines, and our vulnerability to downturns;

·                  Current economic conditions affecting our clients, partners, subcontractors and suppliers, which may result in decreased capital investment or expenditures, or a failure to make anticipated increased capital investment or expenditures, by the company’s clients or other financial difficulties by our partners, subcontractors or suppliers;

·                  Client delays or defaults in making payments;

·                  Changes in global business, economic (including currency risk), political and social conditions;

·                  Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business, resulting in unanticipated losses;

·                  Failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects;

·                  Failure of our suppliers, subcontractors or joint venture partners to provide supplies or services at the agreed-upon levels or times;

·                  Repercussions of events beyond our control, such as severe weather conditions, that may significantly affect operations, result in higher cost or subject the company to liability claims by our clients;

·                  Client cancellations of, or scope adjustments to, existing contracts, including our government contracts that may be terminated at any time and the related impacts on staffing levels and cost;

·                  The potential impact of certain tax matters including, but not limited to, those from foreign operations and the ongoing audits by tax authorities;

·                  Possible systems and information technology interruptions or the failure to adequately protect intellectual property rights;

·                  Liabilities arising from faulty engineering services;

·                  The impact of anti-bribery and international trade laws and regulations;

·                  The availability of credit and restrictions imposed by credit facilities, both for the company and our clients, suppliers, subcontractors or other partners;

·                  Failure to maintain safe work sites;

·                  The impact of past and future environmental, health and safety regulations including climate change regulations;

·                  Possible limitations of bonding or letter of credit capacity;

·                  The company’s ability to secure appropriate insurance;

·                  The risks associated with acquisitions, dispositions or other investments;

·                  Limitations on cash transfers from subsidiaries that may restrict the company’s ability to satisfy financial obligations or to pay interest or principal when due on outstanding debt; and

·                  Restrictions on possible transactions imposed by our charter documents and Delaware law.

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

Additional information concerning these and other factors can be found in the company’s press releases and periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. — Risk Factors” in the company’s Form 10-K filed February 20, 2013. These filings are available publicly on the SEC’s website at http://www.sec.gov, on the company’s website at http://investor.fluor.com or upon request from the company’s Investor Relations Department at (469) 398-7220. The company cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating the company and deciding whether to invest in its securities. Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Summary

Effective January 1, 2013, the company implemented certain organizational changes that impacted the composition of its reportable segments. The company’s operations and maintenance activities, previously included in the Global Services segment, have been integrated into the Industrial & Infrastructure segment. Additionally, the Global Services segment now includes activities associated with the company’s efforts to grow its fabrication and construction capabilities and the operations of a new procurement entity, Acqyre, which was formed to provide strategic sourcing solutions to third parties. Operating information by segment for 2012 has been recast to reflect these organizational changes.

Consolidated revenue for the three months ended March 31, 2013 increased 14 percent to $7.2 billion from $6.3 billion for the three months ended March 31, 2012, principally due to substantial growth in the Oil & Gas and Power segments, as well as revenue growth in the mining and metals business line of the Industrial & Infrastructure segment.

Net earnings attributable to Fluor Corporation were $166 million or $1.02 per diluted share for the three months ended March 31, 2013, compared to net earnings attributable to Fluor Corporation of $155 million or $0.91 per diluted share for the corresponding period of 2012. This increase in net earnings was primarily due to improved performance in the Oil & Gas and Industrial & Infrastructure segments, offset somewhat by a higher effective tax rate discussed below.

A highly competitive business environment has continued to put pressure on margins. In some instances, margins have been negatively impacted by the change in the mix of work performed (e.g., a higher mix of construction-related work and a higher content of customer-furnished materials, which typically generate lower margins than engineering work or projects without customer-furnished materials).

In addition to the margin pressures noted above, certain market trends have emerged. First, the Oil & Gas segment has continued to show signs of strengthening, particularly for the upstream and petrochemicals markets. Second, the mining and metals business line of the Industrial & Infrastructure segment has recently slowed down as major capital investment decisions by some mining customers have been deferred, after four years of rapid growth. Third, the full impact of the federal government’s budget sequestration is not known at this time, but future funding for certain work, such as the company’s Department of Energy projects, could be affected.

The effective tax rate, based on the company’s operating results for the three months ended March 31, 2013 and 2012, was 30.4 percent and 26.4 percent, respectively. The effective tax rate was higher for the three month period ending March 31, 2013 as the prior year quarter included the recognition of a deferred tax benefit of $16 million primarily attributable to foreign taxes previously paid on certain unremitted foreign earnings in South Africa.

Consolidated new awards were $6.5 billion for the three months ended March 31, 2013 compared to new awards of $8.4 billion for the three months ended March 31, 2012. The Oil & Gas segment and the infrastructure business line in the Industrial & Infrastructure segment were the major contributors to the new award activity in the first quarter of 2013. Approximately 35 percent of consolidated new awards for the three months ended March 31, 2013 were for projects located outside of the United States.

Consolidated backlog as of March 31, 2013 was $37.5 billion compared to $42.5 billion as of March 31, 2012. The decline in backlog was due to reduced mining new award volume since the first quarter of last year and the cancellation of two mining projects during the third quarter of 2012, totaling $2.0 billion. As of March 31, 2013, approximately 68 percent of consolidated backlog related to projects outside of the United States. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Oil & Gas

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2013	2012

Revenue	$2,769.3	$2,040.8
Segment profit	104.5	73.4

Revenue for the three months ended March 31, 2013 increased 36 percent compared to the three months ended March 31, 2012 as a result of increased project execution activities for several projects in the segment, including a coal bed methane gas project in Australia, a grass roots oil sands bitumen processing facility in Canada that was awarded in 2012 and a petrochemicals project in the Middle East. Certain projects progressing toward completion partially offset this increase in volume, including upstream services associated with another Canadian oil sands facility.

Segment profit for first three months of 2013 increased 42 percent compared to the corresponding period in 2012 primarily as the result of the project activity noted above that drove the broad-based net increase in revenue. Segment profit margin of 3.8 percent for the three months ended March 31, 2013 increased from 3.6 percent segment profit margin for the three months ended March 31, 2012, primarily due to improvement in the segment’s operating leverage with the increase in business volume.

New awards for the three months ended March 31, 2013 were $3.1 billion, compared to $3.9 billion for the first quarter of 2012. Significant current quarter awards included a petrochemical facility in the United States and a petrochemical project in China. Backlog as of March 31, 2013 increased 11 percent to $18.6 billion, compared to $16.8 billion as of March 31, 2012. Although market conditions remain competitive, the increase in backlog reflects increasing worldwide demand for new capacity in oil and gas production and petrochemicals.

Total assets in the segment were $1.8 billion as of March 31, 2013 compared to $1.7 billion as of December 31, 2012.

Industrial & Infrastructure

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2013	2012

Revenue	$3,132.2	$3,041.7
Segment profit	126.9	113.5

Revenue for the three months ended March 31, 2013 increased three percent compared to the first quarter of 2012 due to growth in the mining and metals business line, which outpaced a smaller revenue decline for the other business lines. Segment profit for the first three months of 2013 increased 12 percent compared to the same period in 2012, primarily due to the infrastructure business line and specifically the successful completion of a toll road project in Texas and the achievement of certain milestones for a domestic bridge project. The segment also experienced modest increases in profitability from the operations and maintenance and mining and metals business lines for the 2013 period. Segment profit margin increased to 4.1 percent for the three months ended March 31, 2013 compared to 3.7 percent for the three months ended March 31, 2012, principally driven by the above-referenced higher performance in the infrastructure business line.

The company is involved in a dispute in connection with the substantially completed Greater Gabbard Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client’s offshore wind farm project in the United Kingdom. The remaining open issues related to the dispute involve a counterclaim that the client has filed against the company seeking to recover approximately $100 million for past and future costs associated with, among other things, monitoring certain monopiles and transition pieces for alleged defects. The hearing on the client’s counterclaim commenced on April 15, 2013. While the ultimate outcome of the hearing is uncertain, the company believes that the monopiles and transition pieces meet applicable performance requirements and therefore does not believe that a loss associated with the counterclaim is probable. As a result, the company has not recorded a charge under ASC 450. To the extent the client’s counterclaim is successful, there could be a substantial charge to earnings. See Note 13 to the Condensed Consolidated Financial Statements for further discussion of the legal proceedings related to the Greater Gabbard Project.

New awards in the Industrial & Infrastructure segment for the three months ended March 31, 2013 were $2.2 billion compared to $4.0 billion for the first quarter of 2012. New awards for the current quarter were primarily driven by the infrastructure business line and included the Tappan Zee Bridge project in New York and a road project in Texas. The new awards in the first quarter of 2012 were mostly in the mining and metals business line, which has since experienced the deferral of major capital investment decisions by some mining customers due to project cost escalation, softening commodity demand and project-specific circumstances. The timing of when capital investment by these mining customers could resume is uncertain. However, it is possible that the weakened mining market conditions could be prolonged. Backlog decreased 31 percent to $16.0 billion as of March 31, 2013 compared to $23.3 billion as of March 31, 2012. The decline in backlog was due to reduced mining new award volume since the first quarter of last year and the cancellation of two mining projects during the third quarter of 2012, totaling $2.0 billion.

Total assets in the Industrial & Infrastructure segment were $901 million as of March 31, 2013 compared to $752 million as of December 31, 2012. This increase resulted primarily from the consolidation of a variable interest entity in the mining and metals business line.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2013	2012

Revenue	$751.2	$850.1
Segment profit	41.3	35.3

Revenue for the three months ended March 31, 2013 decreased 12 percent compared to the same period in the prior year. Approximately half of the decrease was due to a reduction in project execution activities for the Logistics Civil Augmentation Program (“LOGCAP IV”) for the United States Army in Afghanistan. The majority of the rest of the revenue decline was due to reduced project execution activities at the Savannah River Site Management and Operating Project (the “Savannah River Project”) in South Carolina, including the winding down of the American Recovery and Reinvestment Act (“ARRA”) portion of the work at the site. The federal government’s March 1, 2013 budget sequestration contributed to the revenue decrease for the non-ARRA work at the Savannah River Project.

Segment profit increased 17 percent for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to the positive impact on segment profit in the first quarter of 2013 as a result of negotiations related to the close out of prior year indirect rates and an agreement with the client at the end of 2012 to change the LOGCAP IV award fee to a fixed fee. Segment profit in the first quarter of 2012 was reduced for a charge of $13 million related to an adverse judgment associated with the company’s claim on an embassy project (discussed further in

Note 13 above), but this impact was largely offset by a favorable reforecast of amounts to be billed for indirect overhead rates. Segment profit margin for the three months ended March 31, 2013 and 2012 was 5.5 percent and 4.2 percent, respectively. This improvement was due to the factors noted above impacting revenue and segment profit.

New awards were $756 million during the three months ended March 31, 2013 compared to $389 million for the same period in the prior year. This increase was primarily due to higher incremental funding for LOGCAP IV task orders. The full impact of the federal government’s budget sequestration is not known at this time, but future funding for certain work, such as the company’s Department of Energy projects, could be affected. Backlog as of March 31, 2013 increased 39 percent to $964 million compared to $695 million as of March 31, 2012, primarily due to higher funding for LOGCAP IV.

Total assets in the Government segment were $894 million as of March 31, 2013 compared to $827 million as of December 31, 2012.

Global Services

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2013	2012

Revenue	$149.9	$182.6
Segment profit	27.7	33.0

Revenue decreased 18 percent for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to the equipment business line’s reduced volume of activities in Peru, Mexico and the Middle East. This decrease was partially offset by a higher volume of work from the equipment business line in Africa and Chile. The revenue increase in Africa was driven primarily from the acquisition of an equipment company in the third quarter of 2012.

Segment profit decreased 16 percent for the first three months of 2013 compared to the first three months of 2012, principally as the result of reduced contributions from the equipment business line in the Middle East, United States and Mexico. This decrease in segment profit was partially offset by increased profitability in South America and Africa, as well as reduced segment overhead. Segment profit margin was 18.5 percent in the current quarter compared to 18.1 percent for the same quarter in 2012.

The equipment, temporary staffing, supply chain solutions and construction business lines do not report backlog or new awards.

Total assets in the Global Services segment were $776 million as of March 31, 2013 compared to $769 million as of December 31, 2012.

Power

Revenue and segment profit (loss) for the Power segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2013	2012

Revenue	$383.0	$174.9
Segment profit (loss)	(6.8)	(1.9)

Revenue for the three months ended March 31, 2013 increased substantially compared to the three months ended March 31, 2012, primarily due to construction progress on several projects awarded in 2011 and 2012, including a new gas-fired power plant project in Texas and new solar power projects in Arizona and California.

Segment profit and segment profit margin for the first quarter of 2013 and 2012 were adversely impacted by expenses associated with the company’s continued investment in NuScale, a small modular nuclear reactor technology company, in which the company acquired a majority interest in late 2011. The NuScale expenses for the first quarter of 2013 and 2012 were $15 million and $10 million, respectively. The operations of NuScale are primarily for research and development activities. Although part of the Power segment, these activities could provide future benefits to both commercial and government clients.

The Power segment continues to be impacted by relatively weak demand for new power generation. Market segments that are best suited to yield near term opportunities include gas-fired combined cycle generation, renewable energy, regional transmission feasibility additions and air emissions compliance projects for existing coal-fired power plants. New awards in the first quarter of 2013 were $448 million compared to $93 million in the first quarter of 2012. The current quarter awards include a renewal of a fossil power maintenance contract and an additional phase of work on the solar power project in California. Backlog increased to $1.9 billion as of March 31, 2013 from $1.8 billion as of March 31, 2012.

Total assets in the Power segment increased to $155 million at March 31, 2013 from $121 million as of December 31, 2012 due to an increase in working capital related to the growth in project execution activities.

Other

Corporate general and administrative expense for the three months ended March 31, 2013 was $32.6 million compared to $37.8 million for the first quarter of 2012. This decrease was primarily the result of lower compensation expense.

Net interest expense was $2.9 million during the three month period ended March 31, 2013 compared to net interest income of $2.7 million during the corresponding period of 2012. Interest income was higher in the first quarter of 2012, primarily due to larger cash balances in certain international locations that earn higher yields.

Income tax expense for the three months ended March 31, 2013 and 2012 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to financial markets. The company has committed and uncommitted lines of credit totaling $4.3 billion, which may be used for revolving loans, letters of credit and/or general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $3.4 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity positions. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the capital markets. As of March 31, 2013, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of March 31, 2013 was 12.9 percent compared to 13.9 percent as of December 31, 2012.

Cash Flows

Cash and cash equivalents were $2.0 billion as of March 31, 2013 compared to $2.2 billion as of December 31, 2012. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.5 billion as of March 31, 2013 compared to $2.6 billion as of December 31, 2012. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. As of March 31, 2013 and December 31, 2012, non-U.S. cash and cash equivalents were $1.2 billion and $1.3 billion, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in short-term, offshore time deposits, for which there is unrestricted access. The company did not consider any cash to be permanently reinvested overseas as of March 31, 2013 and December 31, 2012 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are impacted by changes in operating assets and liabilities which consist primarily of working capital balances. Working capital levels vary from period to period and are primarily affected by the company’s volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of engineering and construction projects, as well as the company’s execution of its projects within budget. Working capital requirements also vary by project. For example, accounts receivable and contract work in progress relate to clients in various industries and locations throughout the world. Most contracts require payments as the projects progress. The company evaluates the counterparty credit risk of third parties as part of its project risk review process and in determining the appropriate level of reserves. The company maintains adequate reserves for potential credit losses and generally such losses have been minimal and within management’s estimates. In the current economic environment, it is more likely that such credit losses could occur and impact working capital requirements. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. As a result, the company’s cash position is reduced as customer advances are worked off, unless they are replaced by advances on other projects. The company maintains cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances.

During the three months ended March 31, 2013, working capital increased primarily due to an increase in accounts receivable in the Government segment partially offset by an increase in accounts payable in the Oil & Gas segment. The higher accounts receivable balance resulted primarily from normal billing activities associated with the LOGCAP IV project for the United States Army and was not indicative of any significant collection or liquidity issue. The higher accounts payable balance resulted primarily from normal invoicing and payment activities associated with a coal bed methane gas project in Australia. The contract work in progress balance as of March 31, 2013 remained consistent with the balance as of December 31, 2012. However, a decrease in contract work in progress in the Government segment, which resulted primarily from a combination of billing activities and a reduction in project execution activities associated with the LOGCAP IV project, was substantially offset by an increase in contract work in progress in the Oil & Gas segment, which resulted from increased project execution activities for the coal bed methane gas project in Australia.

During the three months ended March 31, 2012, working capital increased primarily due to an increase in accounts receivable in the Industrial & Infrastructure and Government segments and an increase in contract work in progress in the Oil & Gas and Government segments, partially offset by an increase in advance billings in the Oil & Gas and Industrial & Infrastructure segments. The higher accounts receivable balance resulted primarily from normal billing activities associated with an iron ore joint venture project in Australia as well as the LOGCAP IV project, and was not indicative of any significant collection or liquidity issue. The increase in contract work in progress resulted from normal project execution activities associated with numerous projects. The increase in advance billings resulted primarily from normal project execution activities associated with the coal bed methane gas project in Australia as well as the iron ore joint venture project in Australia.

Cash utilized by operating activities was $22 million and $47 million for the three months ended March 31, 2013 and 2012, respectively. The period-over-period improvement in cash flows from operating activities was primarily attributable to an increase in earnings sources.

During the three months ended March 2013 and 2012, the company had net cash outlays of $2 million and $86 million, respectively, to fund the project execution activities for the Greater Gabbard Project. The client has filed a counterclaim against the company seeking to recover costs associated with alleged defects, as discussed in “Results of Operations —Industrial & Infrastructure” above and Note 13 to the Condensed Consolidated Financial Statements. To the extent the client’s counterclaim is successful, there could be a substantial charge to earnings and a substantial negative impact on the cash flows of the company.

The company contributed approximately $7 million into its defined benefit plans during the three months ended March 31, 2013 compared to $3 million during the corresponding period of the prior year. The company expects to fund approximately $30 million to $60 million during 2013, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash utilized by investing activities amounted to $52 million and $152 million for the three months ended March 31, 2013 and 2012, respectively. The primary investing activities included purchases, sales and maturities of marketable securities, capital expenditures, disposals of property, plant and equipment, business acquisitions and investments in partnerships and joint ventures. Investing activities during the first quarter of 2013 also included the consolidation of a variable interest entity (“VIE”) that had previously been accounted for using the proportionate consolidation method in which cash for this VIE was not required to be consolidated.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. Purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $25 million and $133 million during the three months ended March 31, 2013 and 2012, respectively. The company held current and noncurrent marketable securities of $480 million and $455 million as of March 31, 2013 and December 31, 2012, respectively.

Capital expenditures of $57 million and $54 million for the three months ended March 31, 2013 and 2012, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment, as well as investments in information technology and the refurbishment of facilities. Proceeds from the disposal of property, plant and equipment of $16 million and $37 million during the first quarter of 2013 and 2012, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment.

During the first quarter of 2013, the company paid $8 million to acquire an Australian-based company that specializes in fabrication and pressure welding. The company continues to make investments in partnerships and joint ventures primarily for the execution of single contracts or projects. Investments in partnerships and joint ventures accounted for using the cost and equity methods were $7 million and less than $1 million during the three months ended March 31, 2013 and 2012, respectively.

Financing Activities

Cash utilized by financing activities during the three months ended March 31, 2013 and 2012 of $43 million and $64 million, respectively, included company stock repurchases, company dividend payments to stockholders, repayments of debt and distributions paid to holders of noncontrolling interests.

Cash flows from financing activities included the repurchase and cancellation of 450,000 shares of the company’s common stock for $27 million in the first quarter of 2012 under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. However, dividends declared in the fourth quarter of 2012 were paid in December 2012. Quarterly cash dividends of $0.16 per share were declared in the first quarter of 2013. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors. Dividends of $21 million were paid during the first quarter of 2012.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the 2004 Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2012 and first quarter of 2013 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2012 and March 31, 2013, respectively. The company does not know the timing or principal amount of the remaining 2004 Notes that may be presented for conversion by the holders in the future. Additionally, the 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

During the first quarter of 2013, the company redeemed its Municipal Bonds for $18 million, or 100% of their principal amount, and also paid $9 million on the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $18 million and $20 million during the three months ended March 31, 2013 and 2012, respectively. Distributions in both years primarily related to an iron ore joint venture project in Australia. See Note 14 to the annual report on Form 10-K for further discussion of this project.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the three months ended March 31, 2013, most major foreign currencies weakened against the U.S. dollar. As a result, the company had unrealized translation losses of $23 million in 2013 related to cash held by foreign subsidiaries. During the three months ended March 31, 2012, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $24 million in 2012 related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

On November 9, 2012, the company entered into a $1.8 billion Revolving Loan and Letter of Credit Facility Agreement (“Credit Facility”) that matures in 2017. Borrowings on the Credit Facility are to bear interest at rates based on the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an applicable borrowing margin. The Credit Facility may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $600 million for the company’s subsidiaries. On the same day, the company terminated its $800 million Revolving Loan and Financial Letter of Credit Facility and its $500 million Letter of Credit Facility and all outstanding letters of credit thereunder were assigned or otherwise transferred to the new Credit Facility.

In conjunction with the Credit Facility, the company also amended its existing $1.2 billion Revolving Performance Letter of Credit Facility (“PLOC Facility”) dated December 14, 2010. The cap on the PLOC Facility for the aggregate amount of debt for the company subsidiaries was increased from $500 million to $600 million subject to certain conditions.

As of March 31, 2013, the company had a combination of committed and uncommitted lines of credit that totaled $4.3 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. As of March 31, 2013, letters of credit and other credit facility borrowings totaling $869 million were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are also used as a form of credit enhancement.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain consolidated and unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of March 31, 2013 were estimated to be $6 billion of which an immaterial amount was recorded as a liability in accordance with ASC 460, “Guarantees.”

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first quarter of 2013. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2012 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	March 31,
(in millions)	2013	2012
Backlog — beginning of period	$38,199.4	$39,483.7
New awards	6,511.7	8,394.2
Adjustments and cancellations, net	(215.7)	683.0
Work performed	(7,035.7)	(6,107.5)
Backlog — end of period	$37,459.7	$42,453.4

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

For information on matters in dispute, see Note 13 to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on February 20, 2013, and Note 13 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                         The following table provides information about purchases by the company during the quarter ended March 31, 2013 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (2)

January 1, 2013 – January 31, 2013	—	$—	—	3,840,816

February 1, 2013 – February 28, 2013	9,948	65.11	—	11,840,816

March 1, 2013 – March 31, 2013	326	60.51	—	11,840,816

Total	10,274	$64.96	—

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

10.13

Fluor Corporation 409A Deferred Directors’ Fees Program, as amended and restated effective as of January 1, 2013 (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on February 20, 2013).

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

10.29

Revolving Loan and Letter of Credit Facility Agreement dated as of November 9, 2012, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo - Mitsubishi UFJ, Ltd., as Co-Documentation Agents (including schedules and exhibits thereto) (incorporated by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed on February 20, 2013).

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

10.31

Amendment No. 1 dated as of November 9, 2012 to that certain Revolving Performance Letter of Credit Facility Agreement dated as of December 14, 2010, among Fluor Corporation, the Lenders thereunder, and BNP Paribas, as Administrative Agent and an Issuing Lender (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed on February 20, 2013).

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

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012, and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 2, 2013	/s/ Biggs C. Porter
Biggs C. Porter
Senior Vice President and Chief Financial Officer

Date:	May 2, 2013	/s/ Gary G. Smalley
Gary G. Smalley
Senior Vice President and Controller