Form 10-Q
period 2013-06-30
FLUOR CORP
filed 2013-08-01
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 26, 2013, 163,032,542 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

June 30, 2013

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

TOTAL REVENUE	$7,190,328	$7,128,249	$14,375,952	$13,418,357

TOTAL COST OF REVENUE	6,857,472	6,809,783	13,701,222	12,823,993

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	31,918	31,206	64,520	69,048
Interest expense	6,448	6,610	13,403	13,491
Interest income	(4,216)	(7,531)	(8,232)	(17,156)
Total cost and expenses	6,891,622	6,840,068	13,770,913	12,889,376

EARNINGS BEFORE TAXES	298,706	288,181	605,039	528,981
INCOME TAX EXPENSE	91,366	95,660	184,443	159,285

NET EARNINGS	207,340	192,521	420,596	369,696

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	45,928	31,331	92,726	53,624

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$161,412	$161,190	$327,870	$316,072

BASIC EARNINGS PER SHARE	$0.99	$0.96	$2.02	$1.88

DILUTED EARNINGS PER SHARE	$0.98	$0.95	$2.00	$1.86

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	162,797	168,264	162,603	168,558
DILUTED	164,135	169,440	164,064	169,924

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16	$0.32	$0.32

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

NET EARNINGS	$207,340	$192,521	$420,596	$369,696

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(41,303)	(22,680)	(56,747)	3,248
Ownership share of equity method investees’ other comprehensive income (loss)	5,877	(6,998)	6,091	(1,489)
Defined benefit pension and postretirement plan adjustments	1,584	4,527	8,825	5,340
Unrealized gain (loss) on derivative contracts	(1,994)	(1,670)	(1,842)	1,589
Unrealized loss on debt securities	(956)	(241)	(1,097)	(108)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(36,792)	(27,062)	(44,770)	8,580

COMPREHENSIVE INCOME	170,548	165,459	375,826	378,276

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	46,488	31,040	92,779	53,287

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$124,060	$134,419	$283,047	$324,989

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	June 30,	December 31,
(in thousands, except share amounts)	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents ($486,805 and $411,550 related to variable interest entities (“VIEs”))	$2,105,076	$2,154,541
Marketable securities, current ($50,430 and $30,369 related to VIEs)	192,188	137,127
Accounts and notes receivable, net ($212,144 and $193,354 related to VIEs)	1,355,841	1,242,691
Contract work in progress ($223,939 and $221,897 related to VIEs)	1,974,529	1,942,679
Deferred taxes	251,374	249,839
Other current assets	307,531	367,260
Total current assets	6,186,539	6,094,137

Marketable securities, noncurrent	298,863	318,355
Property, plant and equipment ((net of accumulated depreciation of $1,075,284 and $1,032,509) ($101,949 and $105,692 related to VIEs))	929,275	951,255
Investments and goodwill	288,244	244,226
Deferred taxes	77,174	79,357
Deferred compensation trusts	349,175	332,904
Other	238,327	255,809
TOTAL ASSETS	$8,367,597	$8,276,043

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($294,147 and $295,972 related to VIEs)	$1,900,848	$1,954,108
Convertible senior notes and other notes payable	18,469	20,792
Advance billings on contracts ($266,492 and $300,491 related to VIEs)	742,422	870,147
Accrued salaries, wages and benefits ($95,688 and $59,183 related to VIEs)	747,675	755,075
Other accrued liabilities ($25,707 and $6,478 related to VIEs)	283,129	286,992
Total current liabilities	3,692,543	3,887,114

LONG-TERM DEBT DUE AFTER ONE YEAR	496,384	520,205
NONCURRENT LIABILITIES	438,838	441,630
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 163,032,682 and 162,359,906 shares in 2013 and 2012, respectively	1,630	1,624
Additional paid-in capital	27,569	—
Accumulated other comprehensive loss	(302,673)	(257,850)
Retained earnings	3,873,124	3,597,521
Total shareholders’ equity	3,599,650	3,341,295

Noncontrolling interests	140,182	85,799

Total equity	3,739,832	3,427,094

TOTAL LIABILITIES AND EQUITY	$8,367,597	$8,276,043

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended
	June 30,
(in thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$420,596	$369,696
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	108,781	103,025
Amortization of intangibles	445	804
Gain on sale of an equity method investment	(2,370)	—
Restricted stock and stock option amortization	20,859	18,722
Deferred compensation trust	(16,271)	(14,034)
Deferred compensation obligation	16,367	15,315
Deferred taxes	28,934	30,881
Excess tax benefit from stock-based plans	(3,418)	(3,924)
Retirement plan accrual, net of contributions	(1,519)	4,401
Changes in operating assets and liabilities	(331,662)	(440,461)
Undistributed earnings of equity method investments	(4,106)	(9,593)
Other items	5,693	6,831
Cash provided by operating activities	242,329	81,663

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of marketable securities	(324,436)	(645,202)
Proceeds from the sales and maturities of marketable securities	285,543	492,861
Capital expenditures	(121,792)	(120,425)
Proceeds from disposal of property, plant and equipment	25,679	50,612
Investments in partnerships and joint ventures	(32,828)	(3,203)
Consolidation of a variable interest entity	24,675	—
Proceeds from sale of an equity method investment	3,005	—
Acquisitions	(7,674)	—
Other items	2,563	(4,493)
Cash utilized by investing activities	(145,265)	(229,850)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common stock	—	(132,889)
Dividends paid	(26,206)	(48,573)
Repayment of 5.625% Municipal Bonds	(17,795)	—
Repayment of convertible debt and notes payable	(8,569)	(303)
Distributions paid to noncontrolling interests	(45,809)	(40,172)
Capital contributions by noncontrolling interests	1,462	3,387
Taxes paid on vested restricted stock	(11,252)	(11,603)
Stock options exercised	11,902	5,691
Excess tax benefit from stock-based plans	3,418	3,924
Other items	(657)	5,817
Cash utilized by financing activities	(93,506)	(214,721)

Effect of exchange rate changes on cash	(53,023)	5,066

Decrease in cash and cash equivalents	(49,465)	(357,842)

Cash and cash equivalents at beginning of period	2,154,541	2,161,411

Cash and cash equivalents at end of period	$2,105,076	$1,803,569

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2012 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2013 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of June 30, 2013 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2012 have been reclassified to conform to the 2013 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date this quarterly report is filed on Form 10-Q.

(2)                   New accounting pronouncements implemented by the company during the six months ended June 30, 2013 or requiring implementation in future periods are discussed below or elsewhere in the notes, where appropriate.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Management does not expect the adoption of ASU 2013-11 to have a material impact on the company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes and also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Management does not expect the adoption of ASU 2013-10 to have a material impact on the company’s financial position, results of operations or cash flows.

In April 2013, the FASB issued ASU 2013-07, “Liquidation Basis of Accounting,” which clarifies when an entity should apply the liquidation basis of accounting. In addition, ASU 2013-07 provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. ASU 2013-07 is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim periods therein. Management does not expect the adoption of ASU 2013-07 to have a material impact on the company’s financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The objective of ASU 2013-05 is to resolve a practice diversity in circumstances where reporting entities release cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective for interim and annual reporting periods beginning after December 15, 2013 and will be applied on a prospective basis. Management does not expect the adoption of ASU 2013-05 to have a material impact on the company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date,” which addresses the recognition, measurement and

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

disclosure of certain obligations including debt arrangements, other contractual obligations and settled litigation and judicial rulings. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013. Management does not expect the adoption of ASU 2013-04 to have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2013, the company adopted ASU 2012-04, “Technical Corrections and Improvements.” The amendments in ASU 2012-04 make technical corrections, clarifications and limited-scope improvements to various topics throughout the Accounting Standards Codification (“ASC”). The adoption of ASU 2012-04 did not have a material impact on the company’s financial position, results of operations or cash flows.

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

(3)                   The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(66,421)	$25,118	$(41,303)	$(36,516)	$13,836	$(22,680)
Ownership share of equity method investees’ other comprehensive income (loss)	8,272	(2,395)	5,877	(10,201)	3,203	(6,998)
Defined benefit pension and postretirement plan adjustments	2,535	(951)	1,584	7,244	(2,717)	4,527
Unrealized loss on derivative contracts	(3,191)	1,197	(1,994)	(2,274)	604	(1,670)
Unrealized loss on debt securities	(1,530)	574	(956)	(386)	145	(241)
Total other comprehensive loss	(60,335)	23,543	(36,792)	(42,133)	15,071	(27,062)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	560	—	560	(291)	—	(291)
Other comprehensive loss attributable to Fluor Corporation	$(60,895)	$23,543	$(37,352)	$(41,842)	$15,071	$(26,771)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The tax effects of the components of OCI for the six months ended June 30, 2013 and 2012 are as follows:

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(90,827)	$34,080	$(56,747)	$5,154	$(1,906)	$3,248
Ownership share of equity method investees’ other comprehensive income (loss)	8,353	(2,262)	6,091	(1,303)	(186)	(1,489)
Defined benefit pension and postretirement plan adjustments	14,120	(5,295)	8,825	8,544	(3,204)	5,340
Unrealized gain (loss) on derivative contracts	(2,947)	1,105	(1,842)	2,772	(1,183)	1,589
Unrealized loss on debt securities	(1,755)	658	(1,097)	(174)	66	(108)
Total other comprehensive income (loss)	(73,056)	28,286	(44,770)	14,993	(6,413)	8,580
Less: Other comprehensive income (loss) attributable to noncontrolling interests	53	—	53	(337)	—	(337)
Other comprehensive income (loss) attributable to Fluor Corporation	$(73,109)	$28,286	$(44,823)	$15,330	$(6,413)	$8,917

In the first quarter of 2013, the company adopted ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”),” which requires an entity to disclose additional information about reclassification adjustments, including (a) changes in AOCI balances by component and (b) significant items reclassified out of AOCI.

The changes in AOCI balances by component (after-tax) for the three months ended June 30, 2013 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Loss on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of March 31, 2013	$30,961	$(42,805)	$(245,483)	$(8,807)	$813	$(265,321)
Other comprehensive income (loss) before reclassifications	(41,863)	5,877	(423)	(2,525)	(895)	(39,829)
Amounts reclassified from AOCI	—	—	2,007	531	(61)	2,477
Net other comprehensive income (loss)	(41,863)	5,877	1,584	(1,994)	(956)	(37,352)
Balance as of June 30, 2013	$(10,902)	$(36,928)	$(243,899)	$(10,801)	$(143)	$(302,673)

Attributable to Noncontrolling Interest:
Balance as of March 31, 2013	$8,217	$—	$—	$—	$—	$8,217
Other comprehensive income before reclassifications	560	—	—	—	—	560
Amounts reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive income	560	—	—	—	—	560
Balance as of June 30, 2013	$8,777	$—	$—	$—	$—	$8,777

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balances by component (after-tax) for the six months ended as of June 30, 2013 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2012	$45,899	$(43,019)	$(252,724)	$(8,960)	$954	$(257,850)
Other comprehensive income (loss) before reclassifications	(56,801)	6,091	4,796	(2,440)	(1,012)	(49,366)
Amounts reclassified from AOCI	—	—	4,029	599	(85)	4,543
Net other comprehensive income (loss)	(56,801)	6,091	8,825	(1,841)	(1,097)	(44,823)
Balance as of June 30, 2013	$(10,902)	$(36,928)	$(243,899)	$(10,801)	$(143)	$(302,673)

Attributable to Noncontrolling Interest:
Balance as of December 31, 2012	$8,723	$—	$—	$1	$—	$8,724
Other comprehensive income before reclassifications	54	—	—	—	—	54
Amounts reclassified from AOCI	—	—	—	(1)	—	(1)
Net other comprehensive income (loss)	54	—	—	(1)	—	53
Balance as of June 30, 2013	$8,777	$—	$—	$—	$—	$8,777

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

	Location in Condensed	Three Months Ended	Six Months Ended
(in thousands)	Consolidated Statement of Earnings	June 30, 2013	June 30, 2013
Component of AOCI:
Defined benefit pension plan adjustments	Various accounts(1)	$(3,210)	$(6,446)
Income tax benefit	Income tax expense	1,203	2,417
Net of tax		$(2,007)	$(4,029)

Unrealized loss on derivative contracts:
Commodity contracts and foreign currency contracts	Total cost of revenue	$(437)	$(125)
Interest rate contracts	Interest expense	(420)	(839)
Income tax benefit	Income tax expense	326	366
Net of tax		(531)	(598)
Less: Noncontrolling interest	Net earnings attributable to noncontrolling interests	—	1
Net of tax and noncontrolling interest		$(531)	$(599)

Unrealized gain on available-for-sale securities	Corporate general and administrative expense	$98	$136
Income tax expense	Income tax expense	(37)	(51)
Net of tax		$61	$85

(1)           Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(4)                   The effective tax rate, based on the company’s operating results for the three and six months ended June 30, 2013, was 30.6 percent and 30.5 percent, respectively, compared to 33.2 percent and 30.1 percent for the corresponding periods of 2012. The lower effective tax rate for the three month period ended June 30, 2013 was primarily attributable to increased earnings related to noncontrolling interests for joint ventures and partnerships for which taxes are not typically paid by the company.

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

(5)                   Cash paid for interest was $11.3 million and $11.2 million for the six months ended June 30, 2013 and 2012, respectively. Income tax payments, net of receipts, were $108.2 million and $169.8 million during the six-month periods ended June 30, 2013 and 2012, respectively.

(6)                  Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three and six months ended June 30, 2013 and 2012 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

Net earnings attributable to Fluor Corporation	$161,412	$161,190	$327,870	$316,072

Basic EPS:
Weighted average common shares outstanding	162,797	168,264	162,603	168,558

Basic earnings per share	$0.99	$0.96	$2.02	$1.88

Diluted EPS:
Weighted average common shares outstanding	162,797	168,264	162,603	168,558

Diluted effect:
Employee stock options and restricted stock units and shares	972	869	1,082	1,024
Conversion equivalent of dilutive convertible debt	366	307	379	342
Weighted average diluted shares outstanding	164,135	169,440	164,064	169,924

Diluted earnings per share	$0.98	$0.95	$2.00	$1.86

Anti-dilutive securities not included above	2,516	1,717	1,949	1,467

During the three and six months ended June 30, 2012, the company repurchased and cancelled 2,173,049 and 2,623,049 shares of its common stock, respectively, under its stock repurchase program for $106 million and $133 million, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(7)                 The fair value hierarchy established by ASC 820, “Fair Value Measurement,” prioritizes the use of inputs used in valuation techniques into the following three levels:

• Level 1	–	quoted prices in active markets for identical assets and liabilities
• Level 2	–	inputs other than quoted prices in active markets for identical assets and liabilities that are observable, either directly or indirectly
• Level 3	–	unobservable inputs

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013						December 31, 2012
	Fair Value Hierarchy						Fair Value Hierarchy
(in thousands)	Total	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3
Assets(1):
Cash and cash equivalents	$18,999	$18,999	(2)	$—		$—	$14,457	$14,457	(2)	$—		$—
Marketable securities, current	117,118	—		117,118	(3)	—	102,439	—		102,439	(3)
Deferred compensation trusts	81,277	81,277	(4)	—		—	80,842	80,842	(4)	—		—
Marketable securities, noncurrent	298,863	—		298,863	(5)	—	318,355	—		318,355	(5)	—
Derivative assets(6)
Commodity contracts	—	—		—		—	95	—		95		—
Foreign currency contracts	317	—		317		—	640	—		640		—

Liabilities(1):
Derivative liabilities(6)
Commodity contracts	$37	$—		$37		$—	$28	$—		$28		$—
Foreign currency contracts	4,455	—		4,455		—	2,151	—		2,151		—

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

(3) Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities, commercial paper and other debt securities that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

(4) Consists primarily of registered money market funds and an equity index fund valued at fair value. These investments, which are trading securities, represent the net asset value of the shares of such funds as of the close of business at the end of the period.

(5) Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities and other debt securities with maturities ranging from one year to three years that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

(6) See Note 8 for the classification of commodity contracts and foreign currency contracts on the Condensed Consolidated Balance Sheet. Commodity contracts and foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of June 30, 2013: money market funds of $19 million, U.S. agency securities of $157 million, U.S. Treasury securities of $21 million, corporate debt securities of $220 million, commercial paper of $11 million and other debt securities of $7 million. As of December 31, 2012, available-for-sale securities consisted of money market funds of $14 million, U.S. agency securities of $161 million, U.S. Treasury securities of $67 million, corporate debt securities of $184 million and other debt securities of $9 million. The amortized cost of these available-for-sale securities is not materially different than the fair value. During the three and six months ended June 30, 2013, proceeds from the sales and maturities of available-for-sale securities were $131 million and $206 million, respectively, compared to $171 million and $349 million for the corresponding periods of 2012.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		June 30, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,206,577	$1,206,577	$1,343,866	$1,343,866
Cash equivalents(2)	Level 2	879,500	879,500	796,218	796,218
Marketable securities, current(3)	Level 2	75,070	75,070	34,688	34,688
Notes receivable, including noncurrent portion(4)	Level 3	42,839	42,839	34,471	34,471
Liabilities:
3.375% Senior Notes(5)	Level 2	$496,384	$498,901	$496,164	$527,219
1.5% Convertible Senior Notes(5)	Level 2	18,469	39,616	18,472	39,392
5.625% Municipal Bonds(5)	Level 2	—	—	17,795	17,878
Notes payable, including noncurrent portion(6)	Level 3	—	—	8,566	8,566

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

(4)     Notes receivable are carried at net realizable value which approximates fair value. Factors considered by the company in determining the fair value include the credit worthiness of the borrower, current interest rates, the term of the note, and any collateral pledged as security. Notes receivable are periodically assessed for impairment.

(5)     The fair value of the 3.375% Senior Notes, 1.5% Convertible Senior Notes and 5.625% Municipal Bonds are estimated based on quoted market prices for similar issues. During the first six months of 2013, the company redeemed its 5.625% Municipal Bonds at a price of 100% of their principal amount.

(6)    Notes payable consist primarily of equipment loans with banks at various interest rates with maturities ranging from less than one year to four years. The carrying value of notes payable approximates fair value. Factors considered by the company in determining the fair value include the company’s current credit rating, current interest rates, the term of the note and any collateral pledged as security. During the first six months of 2013, the company paid off the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(8)                  The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with intercompany transactions, deposits denominated in non-functional currencies and risk associated with interest rate volatility may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally mitigates the risk by utilizing derivative instruments as hedging instruments that are designated as either fair value or cash flow hedges in accordance with ASC 815, “Derivatives and Hedging.” The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the hedging instruments are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all hedging instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the hedging instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the hedging instruments’ gains or losses due to changes in fair value are recorded as a component of AOCI and are reclassified into earnings when the hedged items settle. Any ineffective portion of a hedging instrument’s change in fair value is immediately recognized in earnings. The company does not enter into hedging instruments or engage in hedging activities for speculative purposes. The company maintains master netting arrangements with certain counterparties to facilitate the settlement of derivative instruments; however, the company reports the fair value of derivative instruments on a gross basis.

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

As of June 30, 2013, the company had total gross notional amounts of $117 million of foreign currency contracts and less than $1 million of commodity contracts outstanding relating to engineering and construction contract obligations and intercompany transactions. The foreign currency contracts are of varying duration, none of which extend beyond April 2014. The commodity contracts are of varying duration, none of which extend beyond August 2014. The impact to earnings due to hedge ineffectiveness was immaterial for the three and six months ended June 30, 2013 and 2012.

The fair values of derivatives designated as hedging instruments under ASC 815 as of June 30, 2013 and December 31, 2012 are  as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
(in thousands)	Location	2013	2012	Location	2013	2012
Commodity contracts	Other current assets	$—	$95	Other accrued liabilities	$35	$15
Foreign currency contracts	Other current assets	317	640	Other accrued liabilities	4,455	2,130
Commodity contracts	Other assets	—	—	Noncurrent liabilities	2	13
Foreign currency contracts	Other assets	—	—	Noncurrent liabilities	—	21
Total		$317	$735		$4,492	$2,179

The pre-tax amount of gain (loss) recognized in earnings associated with the hedging instruments designated as fair value hedges for the three and six months ended June 30, 2013 and 2012 is as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2013	2012	2013	2012
Foreign currency contracts	Corporate general and administrative expense	$326	$5,875	$4,145	$(7,698)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The pre-tax amount of gain (loss) recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the amounts of gain (loss) recognized in earnings on the hedged items in the same locations on the Condensed Consolidated Statement of Earnings.

The after-tax amount of gain (loss) recognized in OCI associated with the derivative instruments designated as cash flow hedges  is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cash Flow Hedges (in thousands)	2013	2012	2013	2012
Commodity contracts	$1	$(220)	$32	$392
Foreign currency contracts	(2,526)	(62)	(2,472)	2,026
Total	$(2,525)	$(282)	$(2,440)	$2,418

The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges for the three months ended June 30, 2013 and 2012 is as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2013	2012	2013	2012
Commodity contracts	Total cost of revenue	$13	$708	$60	$944
Foreign currency contracts	Total cost of revenue	(282)	271	(135)	1
Interest rate contracts	Interest expense	(262)	(262)	(524)	(524)
Total		$(531)	$717	$(599)	$421

(9)                   Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan				Non-U.S. Pension Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$1,614	$1,490	$3,227	$2,979	$3,814	$1,931	$7,696	$3,894
Interest cost	7,275	8,324	14,550	16,647	7,919	8,184	15,936	16,448
Expected return on assets	(7,744)	(8,831)	(15,488)	(17,662)	(11,421)	(10,497)	(22,980)	(21,077)
Amortization of prior service cost	25	(29)	51	(57)	—	—	—	—
Recognized net actuarial loss	1,510	3,408	3,020	6,817	1,675	782	3,375	1,566
Net periodic pension expense	$2,680	$4,362	$5,360	$8,724	$1,987	$400	$4,027	$831

The company currently expects to fund approximately $30 million to $60 million into its defined benefit pension plans during 2013, which is expected to be in excess of the minimum funding required. During the six months ended June 30, 2013, contributions of approximately $9 million were made by the company.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2012 and second quarter of 2013 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2012 and June 30, 2013, respectively. During the six months ended June 30, 2013, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 61 shares of the company’s common stock. During the six months ended June 30, 2012, holders converted $0.3 million of the 2004 Notes in exchange for the principal balance owed in cash plus 6,078 shares of the company’s common stock.

The following table presents information related to the liability and equity components of the 2004 Notes:

(in thousands)	June 30, 2013	December 31, 2012

Carrying value of the equity component	$19,519	$19,519
Principal amount and carrying value of the liability component	18,469	18,472

The 2004 Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 36.6729 shares per each $1,000 principal amount of the 2004 Notes. Interest expense for both the three and six months ended June 30, 2013 included original coupon interest of $0.1 million. Interest expense for both the three and six months ended June 30, 2012 included original coupon interest of $0.1 million. The if-converted value of $40 million was in excess of the principal value as of June 30, 2013.

During the first six months of 2013, the company redeemed its 5.625% Municipal Bonds at a price of 100% of their principal amount and paid off the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

As of June 30, 2013, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)            The company’s executive and director stock-based compensation plans are described, and informational disclosures provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2012. In the first half of 2013 and 2012, restricted stock units and restricted shares totaling 468,695 and 450,668, respectively, were granted to executives and directors at weighted-average per share prices of $61.30 and $61.70, respectively. For the company’s executives, the restricted units and shares granted in 2013 and 2012 vest ratably over three years. For the company’s directors, the restricted units and shares granted in 2013 and 2012 vest or vested on the first anniversary of the grant. During the first half of 2013 and 2012, options for the purchase of 884,574 shares at a weighted-average exercise price of $61.45 per share and 688,380 shares at a weighted-average exercise price of $62.18 per share, respectively, were awarded to executives. The options granted in 2013 and 2012 vest ratably over three years. The options expire ten years after the grant date. In the first half of 2013 and 2012, performance-based Value Driver Incentive (“VDI”) units totaling 385,742 and 341,104, respectively, were granted to executives at weighted-average per share prices of $61.45 and $62.29, respectively. The number of units is adjusted at the end of each performance period based on the achievement of performance criteria. The VDI awards granted in 2013 vest after a period of approximately three years. The VDI awards granted in 2012 vest on the first and third anniversaries of the date of grant.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and six months ended June 30, 2013, earnings attributable to noncontrolling interests were $44.8 million and $93.1 million, respectively, and the related tax benefit was $1.1 million and tax expense was $0.4 million, respectively. For the three and six months ended June 30, 2012, earnings attributable to noncontrolling interests were $31.8 million and $54.4 million, respectively, and the related tax expense was $0.5 million and $0.8 million, respectively. Distributions paid to noncontrolling interests were $45.8 million and $40.2 million for the six months ended June 30, 2013 and 2012, respectively. Capital contributions by noncontrolling interests were $1.5 million and $3.4 million for the six months ended June 30, 2013 and 2012, respectively.

(13)            The company and certain of its subsidiaries are involved in various litigation matters. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain significant claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Recognized claims against clients amounted to $20 million for December 31, 2012 and are included in contract work in progress for that period in the accompanying Condensed Consolidated Balance Sheet. There were no recognized claims against clients as of June 30, 2013.

As of June 30, 2013, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

Greater Gabbard Offshore Wind Farm Project

The company was involved in a dispute in connection with the Greater Gabbard Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client’s offshore wind farm project in the United Kingdom. The primary dispute was resolved in November 2012 resulting in a pre-tax charge against the company’s earnings in the fourth quarter of 2012.

The client had also filed a counterclaim against the company, seeking to recover up to $100 million for past and future costs associated with, among other things, monitoring certain monopiles and transition pieces for alleged defects. The counterclaim and all related disputes were resolved during the second quarter of 2013, with no material effect on earnings. This concluded the company’s involvement in the completion of the project.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

The company, the buyer and other entities are defendants in 21 additional lawsuits relating to the lead business of St. Joe and Doe Run. The company believes it has strong defenses to these lawsuits and is vigorously defending its position. In addition, the company has filed claims for indemnification under the sale agreement for other matters raised in these lawsuits. While we believe we will be ultimately successful in these various matters, if we were unsuccessful in our appeal of the ruling referenced above or in any of the other lawsuits, or in the prosecution of and collection on our indemnity claims, we could recognize a substantial charge to our earnings.

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

During the first quarter of 2012, the company received an adverse judgment from the Board of Contract Appeals (“BCA”) associated with a claim on one embassy project and, as a result, recorded a charge of $13 million. The company believes that the decision was incorrect and has filed an appeal with the Federal Circuit.

A hearing on the final embassy claim was held during the second quarter of 2012, and a decision was rendered during the second quarter of 2013. While the BCA found in favor of Fluor on certain of its claims, the BCA award was less than the company’s demand which resulted in a charge to earnings of approximately $17 million during the second quarter of 2013. The company is considering an appeal of the BCA’s decision in this matter.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

(14)            In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of June 30, 2013 were estimated to be $5.4 billion. The company assessed its performance guarantee obligation as of June 30, 2013 and December 31, 2012 in accordance with ASC 460, “Guarantees” and the carrying value of the liability was not material.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

rights and board representation of the respective parties in determining if the company is the primary beneficiary. The company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. As required by ASC 810, management’s assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity and cost methods of accounting for the investments are also used, depending on the company’s respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The net carrying value of the unconsolidated VIEs classified under “Investments and goodwill” and “Other accrued liabilities” in the Condensed Consolidated Balance Sheet was a net asset of $92 million and $22 million as of June 30, 2013 and December 31, 2012, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of June 30, 2013 for the unconsolidated VIEs were $38 million.

In some cases, the company is required to consolidate certain VIEs. As of June 30, 2013, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $684 million, respectively. As of December 31, 2012, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.0 billion and $664 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

None of the VIEs are individually material to the company’s results of operations, financial position or cash flows except for the Fluor SKM joint venture, a consolidated joint venture formed for the execution of an iron ore project in Australia, which is material to the company’s revenue. The company’s results of operations included revenue related to the Fluor SKM joint venture of $538 million and $1.3 billion for the three and six months ended June 30, 2013, respectively, and $867 million and $1.5 billion for the three and six months ended June 30, 2012, respectively.

(16)            Effective January 1, 2013, the company implemented certain organizational changes that impacted the composition of its reportable segments. The company’s operations and maintenance activities, previously included in the Global Services segment, have been integrated into the Industrial & Infrastructure segment as part of the new industrial services business line, which also includes project execution activities that were previously reported in the manufacturing and life sciences business line. Additionally, the Global Services segment now includes activities associated with the company’s efforts to grow its fabrication and construction capabilities and the operations of a new procurement entity, Acqyre, which was formed to provide strategic sourcing solutions to third parties. Segment operating information and total assets for 2012 have been recast to reflect these organizational changes.

Operating information by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
External Revenue (in millions)	2013	2012	2013	2012
Oil & Gas	$2,856.5	$2,295.0	$5,625.8	$4,335.8
Industrial & Infrastructure	3,082.3	3,595.2	6,214.5	6,636.9
Government	674.5	871.4	1,425.8	1,721.5
Global Services	154.4	161.0	304.3	343.6
Power	422.6	205.7	805.6	380.6
Total external revenue	$7,190.3	$7,128.3	$14,376.0	$13,418.4

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Intercompany revenue for the Global Services segment, excluded from the amounts above, was $125.9 million and $243.2 million for the three and six months ended June 30, 2013, respectively, and $110.1 million and $225.7 million for the three and six months ended June 30, 2012, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment Profit (Loss) (in millions)	2013	2012	2013	2012
Oil & Gas	$106.8	$84.1	$211.3	$157.5
Industrial & Infrastructure	129.4	131.1	256.3	244.6
Government	13.6	39.9	54.9	75.2
Global Services	27.6	38.2	55.3	71.2
Power	10.6	(6.6)	3.8	(8.5)
Total segment profit	$288.0	$286.7	$581.6	$540.0

Power segment profit for the three and six months ended June 30, 2013 included research and development expenses of $13.5 million and $28.5 million, respectively, and $14.6 million and $24.9 million for the three and six months ended June 30, 2012, respectively, associated with the operations of NuScale.

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended		Six Months Ended
Reconciliation of Total Segment Profit to	June 30,		June 30,
Earnings Before Taxes (in millions)	2013	2012	2013	2012
Total segment profit	$288.0	$286.7	$581.6	$540.0
Corporate general and administrative expense	(31.9)	(31.2)	(64.5)	(69.0)
Interest income (expense), net	(2.2)	0.9	(5.2)	3.6
Earnings attributable to noncontrolling interests	44.8	31.8	93.1	54.4
Earnings before taxes	$298.7	$288.2	$605.0	$529.0

Total assets by segment are as follows:

	June 30,	December 31,
Total Assets (in millions)	2013	2012
Oil & Gas	$1,883.9	$1,704.4
Industrial & Infrastructure	917.7	751.7
Government	581.3	827.2
Global Services	738.2	768.9
Power	182.4	120.6

The increase in total assets for the Oil & Gas segment was due to higher levels of working capital needed to support the segment’s growth. The increase in total assets for Industrial & Infrastructure segment resulted primarily from the consolidation of a variable interest entity in the mining and metals business line during the first quarter of 2013, offset somewhat by a reduction in project working capital associated with the decrease in volume in the mining and metals business line. The decrease in total assets for the Government segment was primarily the result of reduced project working capital needs for LOGCAP IV. The increase in total assets for the Power segment was primarily due to an increase in working capital to support project execution activities.

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

•                  Client delays or defaults in making payments;

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

•                  Liabilities arising from faulty services that could result in significant professional or product liability, warranty or other claims;

•                  The impact of anti-bribery and international trade laws and regulations;

•                  The availability of credit and restrictions imposed by credit facilities, both for the company and our clients, suppliers, subcontractors or other partners;

•                  Failure to maintain safe work sites;

•                  The impact of past and future environmental, health and safety regulations including climate change regulations;

•                  Possible limitations of bonding or letter of credit capacity;

•                  The company’s ability to secure appropriate insurance;

•                  The risks associated with acquisitions, dispositions or other investments;

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

RESULTS OF OPERATIONS

Summary

Effective January 1, 2013, the company implemented certain organizational changes that impacted the composition of its reportable segments. The company’s operations and maintenance activities, previously included in the Global Services segment, have been integrated into the Industrial & Infrastructure segment as part of the new industrial services business line, which also includes project execution activities that were previously reported in the manufacturing and life sciences business line. Additionally, the Global Services segment now includes activities associated with the company’s efforts to grow its fabrication and construction capabilities and the operations of a new procurement entity, Acqyre, which was formed to provide strategic sourcing solutions to third parties. Operating information by segment for 2012 has been recast to reflect these organizational changes.

Consolidated revenue for the three months ended June 30, 2013 increased modestly to $7.2 billion from $7.1 billion for the three months ended June 30, 2012. Consolidated revenue for the six months ended June 30, 2013 increased seven percent to $14.4 billion from $13.4 billion for the first half of the prior year. The revenue increases in the current year periods were principally due to substantial growth in the Oil & Gas and Power segments, partially offset by revenue declines in the other segments.

Net earnings attributable to Fluor Corporation were $161 million, or $0.98 per diluted share, and $328 million, or $2.00 per diluted share, for the three and six months ended June 30, 2013, compared to net earnings attributable to Fluor Corporation of $161 million, or $0.95 per diluted share, and $316 million, or $1.86 per diluted share, for the corresponding periods of 2012. In the 2013 periods, there was improved performance in the Oil & Gas and Power segments, offset by lower earnings in the Government and Global Services segments.

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

In addition to the margin pressures noted above, certain market trends have emerged. First, the Oil & Gas segment has continued to show signs of strengthening, particularly for the upstream and petrochemicals markets. Second, the mining and metals business line of the Industrial & Infrastructure segment has recently slowed down as major capital investment decisions by some mining customers have been deferred, after four years of rapid growth. Third, the federal government has accelerated the closure of bases in the execution of the Logistics Civil Augmentation Program (“LOGCAP IV”) in Afghanistan which has reduced the volume of work for the Government segment.

The effective tax rate, based on the company’s actual operating results for the three and six months ended June 30, 2013, was 30.6 percent and 30.5 percent, respectively, compared to 33.2 percent and 30.1 percent for the corresponding periods of 2012. The lower effective tax rate for the three month period ending June 30, 2013 was primarily attributable to increased earnings related to noncontrolling interests for joint ventures and partnerships for which taxes are not typically paid by the company.

Consolidated new awards were $7.2 billion and $13.7 billion for the three and six months ended June 30, 2013 compared to new awards of $7.3 billion and $15.7 billion for the three and six months ended June 30, 2012. The Oil & Gas and Industrial & Infrastructure segments were the major contributors to the new award activity in the current year periods. Approximately 66 percent of consolidated new awards for the six months ended June 30, 2013 were for projects located outside of the United States compared to 87 percent for the first six months of 2012.

Consolidated backlog as of June 30, 2013 decreased 14 percent to $37.0 billion from $43.0 billion as of June 30, 2012. The decline in backlog was primarily due to lower new award volume in the mining and metals business line since the second quarter of last year and cancellations of two mining projects during the third quarter of 2012 totaling $2.0 billion. As of June 30, 2013, approximately 70 percent of consolidated backlog related to projects located outside the United States compared to 82 percent as of June 30, 2012. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Oil & Gas

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Revenue	$2,856.5	$2,295.0	$5,625.8	$4,335.8
Segment profit	106.8	84.1	211.3	157.5

Revenue for the three and six months ended June 30, 2013 increased 24 percent and 30 percent respectively, compared to the corresponding periods in 2012. The increase in revenue for the comparison periods was the result of higher project execution activities for various projects in different regions. The revenue increase in the current quarter compared to the second quarter of 2012 was primarily attributable to oil sands facilities in Canada and a petrochemicals project in the Middle East. These same projects drove the revenue increase in the first six months of 2013 compared to the first six months of 2012, along with a substantial increase in project execution activities for a coal bed methane project in Australia. During the most recent quarter and the first six months of 2013, certain projects had revenue declines when compared to the prior year periods, including upstream services for another Canadian oil sands facility, which offset some of the revenue growth noted above.

Segment profit for the three and six months ended June 30, 2013 increased 27 percent and 34 percent respectively, compared to the corresponding periods in 2012. The same collection of geographically broad-based projects that drove the net revenue increases, discussed above, also contributed to the segment profit increases, along with petrochemicals complexes in the United States and the Middle East and a gas processing project in Kazakhstan. For the six month comparison period, the most significant contributor to the segment profit increase was the coal bed methane project in Australia.

Segment profit margin for the three and six months ended June 30, 2013 was 3.7 percent and 3.8 percent, respectively, compared to 3.7 percent and 3.6 percent, respectively, for the three and six months ended June 30, 2012.

New awards for the three months ended June 30, 2013 were $3.3 billion compared to $5.0 billion for the corresponding period of 2012. Current quarter new awards included new scope and additional releases associated with upstream and petrochemical projects in Russia and North America. The new awards for the second quarter of the prior year included new construction management scope and an additional release of work associated with a grassroots oil sands bitumen processing facility in Canada. Backlog as of June 30, 2013 was $18.7 billion compared to $19.5 billion as of June 30, 2012. Although market conditions remain competitive, there continues to be an increasing worldwide demand for new capacity in oil and gas production and petrochemicals. The segment is well positioned for new project activity in the gas monetization market on the Gulf Coast of the United States.

Total assets in the segment increased to $1.9 billion as of June 30, 2013 from $1.7 billion as of December 31, 2012 due to higher levels of working capital needed to support the segment’s growth.

Industrial & Infrastructure

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Revenue	$3,082.3	$3,595.2	$6,214.5	$6,636.9
Segment profit	129.4	131.1	256.3	244.6

Revenue for the three and six months ended June 30, 2013 decreased 14 percent and six percent, respectively, compared to the three and six months ended June 30, 2012, primarily as a result of decreased volume in the mining and metals business line.

Segment profit for the three months ended June 30, 2013 was relatively unchanged from the corresponding period in the prior year, as lower contributions associated with the decline in volume for the mining and metals business line was largely offset by improvement in the industrial services business line which experienced improved performance from various international projects. Segment profit for the six months ended June 30, 2013 increased five percent compared to the corresponding period in the prior year. The decline in segment profit for the mining and metals business line was more than offset by the above-referenced improved contributions from the industrial services business line, as well as increased contributions in the infrastructure business line due to the successful completion of a toll road project in Texas and the achievement of certain milestones for a domestic bridge project, both during the three months ended March 31, 2013.

Segment profit margins of 4.2 percent and 4.1 percent for the three and six months ended June 30, 2013 increased compared to segment profit margins of 3.6 percent and 3.7 percent for the three and six months ended June 30, 2012 due to the same factors noted above that impacted revenue and segment profit.

The company was involved in a dispute in connection with the Greater Gabbard Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client’s offshore wind farm project in the United Kingdom. During the second quarter of 2013, the company reached a settlement on all outstanding claims related to the project with no material effect on earnings. The settlement resolved all disputes, and this concluded the company’s involvement in the completion of the project.

New awards for the three months ended June 30, 2013 were $3.6 billion compared to $1.4 billion for the second quarter of 2012. The current year period included a new award for the continued expansion of a large copper project in Peru. Backlog decreased to $16.2 billion as of June 30, 2013 compared to $21.4 billion as of June 30, 2012. The decline in backlog was due to lower new award volume in the mining and metals business line since the second quarter of last year and cancellations of two mining projects during the third quarter of 2012 totaling $2.0 billion. The timing of when capital investment by these mining customers could resume is uncertain, and it is possible that the weakened mining market conditions could be prolonged.

Total assets in the Industrial & Infrastructure segment were $918 million as of June 30, 2013 compared to $752 million as of December 31, 2012. This increase was due to the consolidation of a variable interest entity in the mining and metals business line during the first quarter of 2013, offset somewhat by a reduction in project working capital associated with the decrease in volume in the mining and metals business line.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Revenue	$674.5	$871.4	$1,425.8	$1,721.5
Segment profit	13.6	39.9	54.9	75.2

Revenue for the three and six months ended June 30, 2013 decreased 23 percent and 17 percent, respectively, compared to the same periods in the prior year. Nearly two-thirds of the decrease for both periods was due to a reduction in project execution activities for the Logistics Civil Augmentation Program (“LOGCAP IV”) for the United States Army in Afghanistan. The majority of the rest of the revenue decline for both comparative periods was due to reduced project execution activities at the Savannah River Site Management and Operating Project (the “Savannah River Project”) in South Carolina, including the winding down of the American Recovery and Reinvestment Act (“ARRA”) portion of the work at the site. The federal government’s March 1, 2013 budget sequestration contributed to the revenue decrease for the non-ARRA work at the Savannah River Project.

Segment profit for the three and six months ended June 30, 2013 decreased 66 percent and 27 percent, respectively, compared to the three months and six months of the corresponding 2012 periods, primarily due to reduced contributions associated with the decline in project execution activities for LOGCAP IV task orders. Segment profit in the second quarter of 2013 was also negatively affected by a $17 million charge related to an adverse judgment associated with the company’s final claim on an embassy project. The first six months of 2013 benefitted from the positive impact on segment profit from negotiations in the first quarter related to the close-out of prior year indirect rates and an agreement with the client at the end of 2012 to change the LOGCAP IV award fee to a fixed fee. Segment profit in the first half of 2012 was reduced for a $13 million charge related to an adverse judgment in the first quarter of last year associated with a claim on another embassy project. (Both of the embassy projects are discussed further in Note 13 above.)

Segment profit margin for the three and six months ended June 30, 2013 was 2.0 percent and 3.9 percent, respectively, compared to 4.6 percent and 4.4 percent for the three and six months ended June 30, 2012. Segment profit margins were comparatively lower in the 2013 periods, primarily as the result of the factors affecting revenue and segment profit noted above.

New awards for the three months ended June 30, 2013 were $256 million compared to $769 million for the same period in the prior year. This decrease was primarily due to lower incremental funding for LOGCAP IV task orders and reduced incremental initiatives for the Savannah River Project. Backlog was $531 million as of June 30, 2013 compared to $505 million as of June 30, 2012.

Total assets in the Government segment were $581 million as of June 30, 2013 compared to $827 million as of December 31, 2012. This decrease was primarily the result of reduced project working capital needs for LOGCAP IV.

Global Services

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Revenue	$154.4	$161.0	$304.3	$343.6
Segment profit	27.6	38.2	55.3	71.2

Revenue decreased slightly for the three months ended June 30, 2013 compared to the same period in 2012 due to reduced volume in the equipment business line in North America. Revenue decreased 11 percent for the six months ended June 30, 2013 compared to the corresponding period in the prior year, principally due to a one-time sale of equipment in Peru in the equipment business line during the first quarter of 2012. The equipment business line experienced improved volume in Africa and Chile during the first six months of 2013 which was more than offset by a decrease in volume due to project close-out activities in the United States and the Middle East, as well as softness in Mexico equipment rental activities for the same period.

Segment profit for the three and six months ended June 30, 2013 decreased 28 percent and 22 percent respectively, compared to the same periods in 2012, principally as the result of reduced contributions from the equipment business line in the United States, Mexico and the Middle East.

Segment profit margin for the three and six months ended June 30, 2013 was 17.8 percent and 18.2 percent, respectively, compared to 23.7 percent and 20.7 percent for the three and six months ended June 30, 2012. The decrease in segment profit margins in the current year periods was due to favorable project resolutions and equipment sales in 2012 from the equipment business line.

The equipment, temporary staffing, supply chain solutions and construction business lines do not report backlog or new awards.

Total assets in the Global Services segment were $738 million as of June 30, 2013 compared to $769 million as of December 31, 2012.

Power

Revenue and segment profit (loss) for the Power segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Revenue	$422.6	$205.7	$805.6	$380.6
Segment profit	10.6	(6.6)	3.8	(8.5)

Revenue for the three and six months ended June 30, 2013 increased substantially compared to the three and six months ended June 30, 2012, primarily due to construction progress on a gas-fired power plant project in Texas and two solar power projects in Arizona and California.

Segment profit and segment profit margin for the three and six months ended June 30, 2013 increased significantly compared to the three and six months ended June 30, 2012, due to increased contributions from numerous projects, including the solar power projects noted above. Segment profit and segment profit margin for the three and six months ended June 30, 2013 and 2012 were adversely impacted by expenses associated with the company’s continued investment in NuScale, a small modular nuclear reactor technology company, in which the company acquired a majority interest in late 2011. The NuScale expenses for the three months ended June 30, 2013 and 2012 were $13 million and $15 million, respectively. The NuScale expenses for the six months ended June 30, 2013 and 2012 were $28 million and $25 million, respectively. The operations of NuScale are primarily for research and development activities. Although part of the Power segment, these activities could provide future benefits to both commercial and government clients.

The Power segment continues to be impacted by relatively weak demand for new power generation. Markets segments that are best suited to yield near term opportunities include gas-fired combined cycle generation, renewable energy, regional transmission feasibility studies and additions, and air emissions compliance projects for existing coal-fired power plants. New awards for the three months ended June 30, 2013 were $59 million compared to $118 million in the second quarter of 2012. Backlog decreased modestly to $1.6 billion as of June 30, 2013 from $1.7 billion as of June 30, 2012.

Total assets in the Power segment increased to $182 million as of June 30, 2013 from $121 million as of December 31, 2012, primarily due to an increase in working capital to support project execution activities.

Other

Corporate general and administrative expense for the three and six months ended June 30, 2013 was $31.9 million and $64.5 million compared to $31.2 million and $69.0 million for the three and six months ended June 30, 2012. The decrease for the six months ended June 30, 2013 compared to the corresponding period of the prior year is primarily due to the adverse effect of foreign currency losses in the prior year period.

Net interest expense was $2.2 million and $5.2 million during the three and six month periods ended June 30, 2013 compared to net interest income of $0.9 million and $3.6 million during the corresponding periods of 2012. Interest income was higher during the three and six month periods ended June 30, 2012, primarily due to larger cash balances in certain international locations that earn higher yields.

Income tax expense for the three and six months ended June 30, 2013 and 2012 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to financial markets. The company has committed and uncommitted lines of credit totaling $4.6 billion, which may be used for revolving loans, letters of credit and/or general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $3.8 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity positions. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the capital markets. As of June 30, 2013, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of June 30, 2013 was 12.5 percent compared to 13.9 percent as of December 31, 2012.

Cash Flows

Cash and cash equivalents were $2.1 billion as of June 30, 2013 compared to $2.2 billion as of December 31, 2012. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.6 billion as of both June 30, 2013 and December 31, 2012. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. As of June 30, 2013 and December 31, 2012, non-U.S. cash and cash equivalents were $1.0 billion and $1.3 billion, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in short-term, offshore time deposits, for which there is unrestricted access. The company did not consider any cash to be permanently reinvested overseas as of June 30, 2013 and December 31, 2012 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

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

During the first half of 2013, working capital increased primarily due to increases in accounts receivable and contract work in progress and a decrease in advance billings. Significant drivers of these fluctuations were:

•                    Increases in accounts receivable in the Oil & Gas and Industrial & Infrastructure segments, which resulted principally from normal billing activities associated with numerous projects and was not indicative of any significant collection or liquidity issues.

•                    Increases in contract work in progress in the Oil & Gas and Industrial & Infrastructure segments that were partially offset by decreases in the Government segment. These fluctuations primarily resulted from normal project execution activities. A significant increase in contract work in progress for the Australian coal bed methane gas project in the Oil & Gas segment was offset by a decrease in work in progress for the LOGCAP IV project in the Government segment.

•                    Decreases in advance billings in the Oil & Gas and Government segments, which were the result of normal project execution activities for several projects.

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

Cash provided by operating activities was $242 million for the six months ended June 30, 2013 compared to $82 million for the six months ended June 30, 2012. The period-over-period improvement in cash flows from operating activities was primarily attributable to a relatively smaller net increase in working capital when comparing the two periods, with the largest contributor being the LOGCAP IV project in the Government segment, and an overall increase in earnings sources.

During the six months ended June 30, 2013 and 2012, the company had net cash outlays of $31 million and $140 million, respectively, to fund the project execution activities for the now completed Greater Gabbard Project.

The company contributed approximately $9 million into its defined benefit pension plans during the six months ended June 30, 2013 compared to $5 million during the corresponding period of the prior year. The company expects to fund approximately $30 million to $60 million during 2013, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash utilized by investing activities amounted to $145 million and $230 million for the six months ended June 30, 2013 and 2012, respectively. The primary investing activities included purchases, sales and maturities of marketable securities, capital expenditures, disposals of property, plant and equipment, business acquisitions and investments in partnerships and joint ventures. Investing activities during the first half of 2013 also included the consolidation of a VIE that had previously been accounted for using the proportionate consolidation method in which cash for this VIE was not required to be consolidated.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. Purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $39 million and $152 million during the six months ended June 30, 2013 and 2012, respectively. The company held current and noncurrent marketable securities of $491 million and $455 million as of June 30, 2013 and December 31, 2012, respectively.

Capital expenditures of $122 million and $120 million for the six months ended June 30, 2013 and 2012, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment as well as investments in information technology. Proceeds from the disposal of property, plant and equipment of $26 million and $51 million during the first half of 2013 and 2012, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment.

During the first half of 2013, the company paid $8 million to acquire an Australian-based company that specializes in fabrication and pressure welding. The company continues to make investments in partnerships and joint ventures primarily for the execution of single contracts or projects. Investments in unconsolidated partnerships and joint ventures were $33 million and $3 million during the six months ended June 30, 2013 and 2012, respectively.

Financing Activities

Cash utilized by financing activities during the six months ended June 30, 2013 and 2012 of $94 million and $215 million, respectively, included company stock repurchases, company dividend payments to stockholders, repayments of debt and distributions paid to holders of noncontrolling interests.

Cash flows from financing activities included the repurchase and cancellation of 2,623,049 shares of company’s common stock for $133 million during the first half of 2012 under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. However, dividends declared in the fourth quarter of 2012 were paid in December 2012. Quarterly cash dividends of $0.16 per share were declared in the second quarter of 2013. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the 2004 Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2012 and second quarter of 2013 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2012 and June 30, 2013, respectively. During the six months ended June 30, 2013, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 61 shares of the company’s common stock. During the six months ended June 30, 2012, holders converted $0.3 million of the 2004 Notes in exchange for the principal balance owed in cash plus 6,078 shares of the company’s common stock. The company does not know the timing or principal amount of the remaining 2004 Notes that may be presented for conversion by the holders in the future. Additionally, the 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

During the first half of 2013, the company redeemed its Municipal Bonds for $18 million, or 100% of their principal amount, and also paid $9 million on the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $46 million and $40 million during the six months ended June 30, 2013 and 2012, respectively. Distributions in both years primarily related to an iron ore joint venture project in Australia. See Note 14 to the annual report on Form 10-K for further discussion of this project.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the six months ended June 30, 2013, most major foreign currencies weakened against the U.S. dollar. As a result, the company had unrealized translation losses of $53 million in 2013 related to cash held by foreign subsidiaries. During the six months ended June 30, 2012, some major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $5 million in 2012 related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of June 30, 2013, the company had a combination of committed and uncommitted lines of credit that totaled $4.6 billion. These lines may be used for revolving loans, letters of credit and/or general purposes.  The committed lines of credit consist of a $1.8 billion Revolving Loan and Letter of Credit Facility (“Credit Facility”) that matures in 2017 and a $1.2 billion Revolving Performance Letter of Credit Facility that matures in 2015. Both of these facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $600 million for the company’s subsidiaries. Borrowings on the Credit Facility bear interest at rates based on the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an applicable borrowing margin.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. As of June 30, 2013, letters of credit and other credit facility borrowings totaling $800 million were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are also used as a form of credit enhancement.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain consolidated and unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. Performance guarantees outstanding as of June 30, 2013 were estimated to be $5.4 billion of which an immaterial amount was recorded as a liability in accordance with ASC 460, “Guarantees.”

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first half of 2013. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2012 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	June 30,
(in millions)	2013	2012
Backlog — beginning of period	$37,459.7	$42,453.4
New awards	7,194.0	7,301.7
Adjustments and cancellations, net	(568.9)	216.6
Work performed	(7,035.9)	(6,970.2)
Backlog — end of period	$37,048.9	$43,001.5

	Six Months Ended
	June 30,
(in millions)	2013	2012
Backlog — beginning of period	$38,199.4	$39,483.7
New awards	13,705.7	15,695.9
Adjustments and cancellations, net	(784.6)	899.6
Work performed	(14,071.6)	(13,077.7)
Backlog — end of period	$37,048.9	$43,001.5

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended June 30, 2013 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (2)

April 1, 2013 – April 30, 2013	2,820	$65.52	—	11,840,816

May 1, 2013 – May 31, 2013	1,252	63.46	—	11,840,816

June 1, 2013 – June 30, 2013	606	63.21	—	11,840,816

Total	4,678	$64.67	—

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

10.15	Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2013).

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

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012, and (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	August 1, 2013	/s/ Biggs C. Porter
Biggs C. Porter
Senior Vice President and Chief Financial Officer

Date:	August 1, 2013	/s/ Gary G. Smalley
Gary G. Smalley
Senior Vice President and Controller