Form 10-Q
period 2013-09-30
FLUOR CORP
filed 2013-10-31
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 25, 2013, 163,352,559 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

September 30, 2013

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

TOTAL REVENUE	$6,684,216	$7,136,056	$21,060,168	$20,554,413

TOTAL COST OF REVENUE	6,329,685	6,829,781	20,030,907	19,653,774

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	46,070	40,884	110,590	109,932
Interest expense	6,435	6,890	19,838	20,381
Interest income	(2,716)	(6,001)	(10,948)	(23,157)
Total cost and expenses	6,379,474	6,871,554	20,150,387	19,760,930

EARNINGS BEFORE TAXES	304,742	264,502	909,781	793,483
INCOME TAX EXPENSE	87,391	92,164	271,834	251,449

NET EARNINGS	217,351	172,338	637,947	542,034

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	44,305	27,755	137,031	81,379

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$173,046	$144,583	$500,916	$460,655

BASIC EARNINGS PER SHARE	$1.06	$0.87	$3.08	$2.74

DILUTED EARNINGS PER SHARE	$1.05	$0.86	$3.05	$2.72

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	162,940	166,660	162,715	167,925
DILUTED	164,845	167,968	164,324	169,271

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16	$0.48	$0.48

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012

NET EARNINGS	$217,351	$172,338	$637,947	$542,034

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	26,192	24,168	(30,555)	27,416
Ownership share of equity method investees’ other comprehensive income (loss)	2,262	133	8,353	(1,356)
Defined benefit pension and postretirement plan adjustments	(4,045)	1,027	4,780	6,367
Unrealized gain (loss) on derivative contracts	1,015	412	(827)	2,001
Unrealized gain (loss) on debt securities	365	393	(732)	285
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	25,789	26,133	(18,981)	34,713

COMPREHENSIVE INCOME	243,140	198,471	618,966	576,747

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	43,902	27,505	136,681	80,792

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$199,238	$170,966	$482,285	$495,955

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	September 30,	December 31,
(in thousands, except share amounts)	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents ($597,484 and $411,550 related to variable interest entities (“VIEs”))	$2,537,570	$2,154,541
Marketable securities, current ($12,068 and $30,369 related to VIEs)	157,910	137,127
Accounts and notes receivable, net ($208,819 and $193,354 related to VIEs)	1,156,387	1,242,691
Contract work in progress ($280,350 and $221,897 related to VIEs)	2,102,713	1,942,679
Deferred taxes	267,082	249,839
Other current assets	219,692	367,260
Total current assets	6,441,354	6,094,137

Marketable securities, noncurrent	281,999	318,355
Property, plant and equipment ((net of accumulated depreciation of $1,113,421 and $1,032,509) ($96,699 and $105,692 related to VIEs))	937,066	951,255
Investments and goodwill	342,144	244,226
Deferred taxes	116,164	79,357
Deferred compensation trusts	364,622	332,904
Other	243,819	255,809
TOTAL ASSETS	$8,727,168	$8,276,043

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($342,972 and $295,972 related to VIEs)	$1,974,777	$1,954,108
Convertible senior notes, notes payable and other borrowings	25,433	20,792
Advance billings on contracts ($318,442 and $300,491 related to VIEs)	796,601	870,147
Accrued salaries, wages and benefits ($75,870 and $59,183 related to VIEs)	713,971	755,075
Other accrued liabilities ($26,189 and $6,478 related to VIEs)	301,399	286,992
Total current liabilities	3,812,181	3,887,114

LONG-TERM DEBT DUE AFTER ONE YEAR	496,494	520,205
NONCURRENT LIABILITIES	474,306	441,630
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 163,261,653 and 162,359,906 shares in 2013 and 2012, respectively	1,633	1,624
Additional paid-in capital	48,550	—
Accumulated other comprehensive loss	(276,481)	(257,850)
Retained earnings	4,019,910	3,597,521
Total shareholders’ equity	3,793,612	3,341,295

Noncontrolling interests	150,575	85,799

Total equity	3,944,187	3,427,094

TOTAL LIABILITIES AND EQUITY	$8,727,168	$8,276,043

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30,
(in thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$637,947	$542,034
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	162,264	155,497
Amortization of intangibles	576	1,539
Gain on sale of an equity method investment	(2,370)	—
Restricted stock and stock option amortization	31,861	28,240
Deferred compensation trust	(31,718)	(25,019)
Deferred compensation obligation	34,588	28,813
Deferred taxes	(40,980)	(28,856)
Excess tax benefit from stock-based plans	(4,501)	(4,318)
Retirement plan accrual, net of contributions	2,436	7,761
Changes in operating assets and liabilities	(77,983)	(186,378)
Undistributed earnings of equity method investments	(425)	(14,755)
Other items	955	5,744

Cash provided by operating activities	712,650	510,302

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of marketable securities	(348,949)	(813,440)
Proceeds from the sales and maturities of marketable securities	361,084	724,635
Capital expenditures	(181,059)	(188,876)
Proceeds from disposal of property, plant and equipment	33,630	65,623
Investments in partnerships and joint ventures	(37,540)	(12,028)
Consolidation of a variable interest entity	24,675	—
Proceeds from sale of an equity method investment	3,005	—
Acquisitions	(7,674)	(19,337)
Other items	8,988	(7,697)

Cash utilized by investing activities	(143,840)	(251,120)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common stock	—	(164,187)
Dividends paid	(52,457)	(75,646)
Repayment of 5.625% Municipal Bonds	(17,795)	—
Repayment of convertible debt and notes payable	(8,640)	(903)
Distributions paid to noncontrolling interests	(79,549)	(61,917)
Capital contributions by noncontrolling interests	1,549	3,553
Taxes paid on vested restricted stock	(11,404)	(11,696)
Stock options exercised	21,613	10,155
Excess tax benefit from stock-based plans	4,501	4,318
Other items	6,467	6,845

Cash utilized by financing activities	(135,715)	(289,478)

Effect of exchange rate changes on cash	(50,066)	19,911

Increase (Decrease) in cash and cash equivalents	383,029	(10,385)

Cash and cash equivalents at beginning of period	2,154,541	2,161,411

Cash and cash equivalents at end of period	$2,537,570	$2,151,026

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2012 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2013 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of September 30, 2013 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2012 have been reclassified to conform to the 2013 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date this quarterly report is filed on Form 10-Q.

(2)                   New accounting pronouncements implemented by the company during the nine months ended September 30, 2013 or requiring implementation in future periods are discussed below or elsewhere in the notes, where appropriate.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU clarifies the financial statement presentation of unrecognized tax benefits in certain circumstances. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Management does not expect the adoption of ASU 2013-11 to have a material impact on the company’s financial position, results of operations or cash flows.

In April 2013, the FASB issued ASU 2013-07, “Liquidation Basis of Accounting,” which clarifies when an entity should apply the liquidation basis of accounting. In addition, ASU 2013-07 provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. ASU 2013-07 is effective for entities that determine liquidation is imminent during interim and annual reporting periods beginning after December 15, 2013. Management does not expect the adoption of ASU 2013-07 to have a material impact on the company’s financial position, results of operations or cash flows.

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

In the first quarter of 2013, the company adopted ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

ASU 2012-02 allows entities testing an indefinite-lived intangible asset for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is, more likely than not, greater than the carrying amount, a quantitative calculation would not be needed. The adoption of ASU 2012-02 did not have a material impact on the company’s financial position, results of operations or cash flows.

(3)                  The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
		Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	Expense	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$42,074	$(15,882)	$26,192	$38,768	$(14,600)	$24,168
Ownership share of equity method investees’ other comprehensive income	3,118	(856)	2,262	165	(32)	133
Defined benefit pension and postretirement plan adjustments	(6,472)	2,427	(4,045)	1,643	(616)	1,027
Unrealized gain on derivative contracts	1,700	(685)	1,015	693	(281)	412
Unrealized gain on debt securities	585	(220)	365	630	(237)	393
Total other comprehensive income	41,005	(15,216)	25,789	41,899	(15,766)	26,133
Less: Other comprehensive loss attributable to noncontrolling interests	(403)	—	(403)	(250)	—	(250)
Other comprehensive income attributable to Fluor Corporation	$41,408	$(15,216)	$26,192	$42,149	$(15,766)	$26,383

The tax effects of the components of OCI for the nine months ended September 30, 2013 and 2012 are as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
		Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	Expense	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(48,753)	$18,198	$(30,555)	$43,922	$(16,506)	$27,416
Ownership share of equity method investees’ other comprehensive income (loss)	11,471	(3,118)	8,353	(1,138)	(218)	(1,356)
Defined benefit pension and postretirement plan adjustments	7,648	(2,868)	4,780	10,187	(3,820)	6,367
Unrealized gain (loss) on derivative contracts	(1,247)	420	(827)	3,465	(1,464)	2,001
Unrealized gain (loss) on debt securities	(1,170)	438	(732)	456	(171)	285
Total other comprehensive income (loss)	(32,051)	13,070	(18,981)	56,892	(22,179)	34,713
Less: Other comprehensive loss attributable to noncontrolling interests	(350)	—	(350)	(587)	—	(587)
Other comprehensive income (loss) attributable to Fluor Corporation	$(31,701)	$13,070	$(18,631)	$57,479	$(22,179)	$35,300

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

The changes in AOCI balances by component (after-tax) for the three months ended September 30, 2013 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of June 30, 2013	$(10,902)	$(36,928)	$(243,899)	$(10,801)	$(143)	$(302,673)
Other comprehensive income (loss) before reclassifications	26,471	2,262	(6,057)	(443)	367	22,600
Amounts reclassified from AOCI	—	—	2,012	1,582	(2)	3,592
Net other comprehensive income (loss)	26,471	2,262	(4,045)	1,139	365	26,192
Balance as of September 30, 2013	$15,569	$(34,666)	$(247,944)	$(9,662)	$222	$(276,481)

Attributable to Noncontrolling Interests:
Balance as of June 30, 2013	$8,777	$—	$—	$—	$—	$8,777
Other comprehensive loss before reclassifications	(279)	—	—	(124)	—	(403)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive loss	(279)	—	—	(124)	—	(403)
Balance as of September 30, 2013	$8,498	$—	$—	$(124)	$—	$8,374

The changes in AOCI balances by component (after-tax) for the nine months ended as of September 30, 2013 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2012	$45,899	$(43,019)	$(252,724)	$(8,960)	$954	$(257,850)
Other comprehensive income (loss) before reclassifications	(30,330)	8,353	(1,261)	(2,883)	(645)	(26,766)
Amounts reclassified from AOCI	—	—	6,041	2,181	(87)	8,135
Net other comprehensive income (loss)	(30,330)	8,353	4,780	(702)	(732)	(18,631)
Balance as of September 30, 2013	$15,569	$(34,666)	$(247,944)	$(9,662)	$222	$(276,481)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2012	$8,723	$—	$—	$1	$—	$8,724
Other comprehensive loss before reclassifications	(225)	—	—	(124)	—	(349)
Amounts reclassified from AOCI	—	—	—	(1)	—	(1)
Net other comprehensive loss	(225)	—	—	(125)	—	(350)
Balance as of September 30, 2013	$8,498	$—	$—	$(124)	$—	$8,374

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The significant items reclassified out of AOCI and the corresponding location in and impact on the Condensed Consolidated Statement of Earnings are as follows:

	Location in Condensed	Three Months Ended	Nine Months Ended
(in thousands)	Consolidated Statement of Earnings	September 30, 2013	September 30, 2013
Component of AOCI:
Defined benefit pension plan adjustments	Various accounts(1)	$(3,220)	$(9,666)
Income tax benefit	Income tax expense	1,208	3,625
Net of tax		$(2,012)	$(6,041)

Unrealized loss on derivative contracts:
Commodity contracts and foreign currency contracts	Total cost of revenue	$(2,112)	$(2,237)
Interest rate contracts	Interest expense	(419)	(1,258)
Income tax benefit	Income tax expense	949	1,315
Net of tax		(1,582)	(2,180)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	—	(1)
Net of tax and noncontrolling interests		$(1,582)	$(2,181)

Unrealized gain on available-for-sale securities	Corporate general and administrative expense	$3	$139
Income tax expense	Income tax expense	(1)	(52)
Net of tax		$2	$87

(1)              Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

(4)                The effective tax rate, based on the company’s operating results for the three and nine months ended September 30, 2013 was 28.7 percent and 29.9 percent, respectively, compared to 34.8 percent and 31.7 percent for the corresponding periods of 2012. The effective tax rate for the three months ended September 30, 2013 was favorably impacted primarily by research tax credits, lower deferred U.S. taxes on foreign earnings and an increase in earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. The effective tax rate for the three months ended September 30, 2012 was unfavorably impacted by the payment of additional foreign taxes from the settlement of an audit and a reassessment of certain tax exposures. The effective tax rate for the nine months ended September 30, 2013 was favorably impacted by research tax credits and an increase in earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. The effective tax rate for the nine months ended September 30, 2012 was favorably impacted by the recognition of a deferred U.S. tax benefit of $16 million primarily attributable to foreign earnings in South Africa.

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

(5)                  Cash paid for interest was $20.9 million for both the nine months ended September 30, 2013 and 2012. Income tax payments, net of receipts, were $153.3 million and $243.2 million during the nine-month periods ended September 30, 2013 and 2012, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)                   Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2013 and 2012 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

Net earnings attributable to Fluor Corporation	$173,046	$144,583	$500,916	$460,655

Basic EPS:
Weighted average common shares outstanding	162,940	166,660	162,715	167,925

Basic earnings per share	$1.06	$0.87	$3.08	$2.74

Diluted EPS:
Weighted average common shares outstanding	162,940	166,660	162,715	167,925

Diluted effect:
Employee stock options and restricted stock units and shares	1,490	964	1,218	1,004
Conversion equivalent of dilutive convertible debt	415	344	391	342
Weighted average diluted shares outstanding	164,845	167,968	164,324	169,271

Diluted earnings per share	$1.05	$0.86	$3.05	$2.72

Anti-dilutive securities not included above	1,845	1,653	1,914	1,529

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013						December 31, 2012
	Fair Value Hierarchy						Fair Value Hierarchy
(in thousands)	Total	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3
Assets(1):
Cash and cash equivalents	$19,114	$19,114	(2)	$—		$—	$14,457	$14,457	(2)	$—		$—
Marketable securities, current	135,098	—		135,098	(3)	—	102,439	—		102,439	(3)
Deferred compensation trusts	81,350	81,350	(4)	—		—	80,842	80,842	(4)	—		—
Marketable securities, noncurrent	281,999	—		281,999	(5)	—	318,355	—		318,355	(5)	—
Derivative assets(6)
Commodity contracts	219	—		219		—	95	—		95		—
Foreign currency contracts	805	—		805		—	640	—		640		—

Liabilities(1):
Derivative liabilities(6)
Commodity contracts	$290	$—		$290		$—	$28	$—		$28		$—
Foreign currency contracts	3,344	—		3,344		—	2,151	—		2,151		—

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

(3) Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities, commercial paper and other debt securities with maturities of less than one year that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

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

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of September 30, 2013: money market funds of $19 million, U.S. agency securities of $157 million, U.S. Treasury securities of $21 million, corporate debt securities of $223 million, commercial paper of $10 million and other debt securities of $6 million. As of December 31, 2012, available-for-sale securities consisted of money market funds of $14 million, U.S. agency securities of $161 million, U.S. Treasury securities of $67 million, corporate debt securities of $184 million and other debt securities of $9 million. The amortized cost of these available-for-sale securities is not materially different than the fair value. During the three and nine months ended September 30, 2013, proceeds from the sales and maturities of available-for-sale securities were $29 million and $235 million, respectively, compared to $85 million and $434 million, respectively, for the corresponding periods of 2012.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		September 30, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,604,552	$1,604,552	$1,343,866	$1,343,866
Cash equivalents(2)	Level 2	913,904	913,904	796,218	796,218
Marketable securities, current(3)	Level 2	22,812	22,812	34,688	34,688
Notes receivable, including noncurrent portion(4)	Level 3	25,836	25,836	34,471	34,471
Liabilities:
3.375% Senior Notes(5)	Level 2	$496,494	$493,992	$496,164	$527,219
1.5% Convertible Senior Notes(5)	Level 2	18,398	47,510	18,472	39,392
5.625% Municipal Bonds(5)	Level 2	—	—	17,795	17,878
Other borrowings(6)	Level 2	7,035	7,035	—	—
Notes payable, including noncurrent portion(7)	Level 3	—	—	8,566	8,566

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

(4)     Notes receivable are carried at net realizable value which approximates fair value. Factors considered by the company in determining the fair value include the credit worthiness of the borrower, current interest rates, the term of the note and any collateral pledged as security. Notes receivable are periodically assessed for impairment.

(5)     The fair value of the 3.375% Senior Notes, 1.5% Convertible Senior Notes and 5.625% Municipal Bonds are estimated based on quoted market prices for similar issues. During the first nine months of 2013, the company redeemed its 5.625% Municipal Bonds at a price of 100% of their principal amount.

(6)     Other borrowings represent amounts outstanding under a short-term credit facility. The carrying amount of borrowings under this credit facility approximates fair value because of the short-term maturity.

(7)     Notes payable consist primarily of equipment loans with banks at various interest rates with maturities ranging from less than one year to four years. The carrying value of notes payable approximates fair value. Factors considered by the company in determining the fair value include the company’s current credit rating, current interest rates, the term of the note and any collateral pledged as security. During the first nine months of 2013, the company paid off the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

As of September 30, 2013, the company had total gross notional amounts of $127 million of foreign currency contracts and $12 million of commodity contracts outstanding relating to engineering and construction contract obligations and intercompany transactions. The foreign currency contracts are of varying duration, none of which extend beyond April 2014. The commodity contracts are of varying duration, none of which extend beyond May 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the three and nine months ended September 30, 2013 and 2012.

The fair values of derivatives designated as hedging instruments under ASC 815 as of September 30, 2013 and December 31, 2012 are as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
(in thousands)	Location	2013	2012	Location	2013	2012
Commodity contracts	Other current assets	$219	$95	Other accrued liabilities	$106	$15
Foreign currency contracts	Other current assets	805	640	Other accrued liabilities	3,344	2,130
Commodity contracts	Other assets	—	—	Noncurrent liabilities	184	13
Foreign currency contracts	Other assets	—	—	Noncurrent liabilities	—	21
Total		$1,024	$735		$3,634	$2,179

The pre-tax amount of gain (loss) recognized in earnings associated with the hedging instruments designated as fair value hedges for the three and nine months ended September 30, 2013 and 2012 is as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2013	2012	2013	2012
Foreign currency contracts	Corporate general and administrative expense	$(81)	$(12,075)	$4,064	$(19,773)

The pre-tax amount of gain (loss) recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the amounts of gain (loss) recognized in earnings on the hedged items in the same locations on the Condensed Consolidated Statement of Earnings.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The after-tax amount of gain (loss) recognized in OCI associated with the derivative instruments designated as cash flow hedges is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cash Flow Hedges (in thousands)	2013	2012	2013	2012
Commodity contracts	$47	$619	$79	$1,011
Foreign currency contracts	(490)	884	(2,962)	2,910
Total	$(443)	$1,503	$(2,883)	$3,921

The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges is as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2013	2012	2013	2012
Commodity contracts	Total cost of revenue	$(1)	$710	$59	$1,654
Foreign currency contracts	Total cost of revenue	(1,319)	557	(1,454)	558
Interest rate contracts	Interest expense	(262)	(262)	(786)	(786)
Total		$(1,582)	$1,005	$(2,181)	$1,426

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

In the third quarter of 2013, the company adopted ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes and also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on the company’s financial position, results of operations or cash flows.

(9)                  Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan				Non-U.S. Pension Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$1,613	$1,489	$4,840	$4,468	$3,809	$1,921	$11,505	$5,815
Interest cost	7,275	8,323	21,825	24,970	7,989	8,070	23,925	24,518
Expected return on assets	(7,744)	(8,830)	(23,232)	(26,492)	(11,527)	(10,369)	(34,507)	(31,446)
Amortization of prior service cost	26	(28)	77	(85)	—	—	—	—
Recognized net actuarial loss	1,510	3,409	4,530	10,226	1,683	786	5,058	2,352
Net periodic pension expense	$2,680	$4,363	$8,040	$13,087	$1,954	$408	$5,981	$1,239

The company currently expects to fund approximately $20 million to $40 million into its defined benefit pension plans during 2013, which is expected to be in excess of the minimum funding required. During the nine months ended September 30, 2013, contributions of approximately $11 million were made by the company.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

During the third quarter of 2013, the company’s Board of Directors approved an amendment to the U.S. pension plan to freeze the accrual of future service-related benefits for craft participants on December 31, 2013. The amendment did not have a material impact on the plan’s pension obligation or accumulated other comprehensive income.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2012 and third quarter of 2013 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2012 and September 30, 2013. During the nine months ended September 30, 2013, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,562 shares of the company’s common stock. During the nine months ended September 30, 2012, holders converted $0.9 million of the 2004 Notes in exchange for the principal balance owed in cash plus 17,352 shares of the company’s common stock.

The following table presents information related to the liability and equity components of the 2004 Notes:

	September 30,	December 31,
(in thousands)	2013	2012

Carrying value of the equity component	$19,519	$19,519
Principal amount and carrying value of the liability component	18,398	18,472

The 2004 Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 36.6729 shares per each $1,000 principal amount of the 2004 Notes. Interest expense for the three and nine month periods included original coupon interest of $0.1 million and $0.2 million, respectively, during both 2013 and 2012. The if-converted value of $48 million was in excess of the principal value as of September 30, 2013.

In the first quarter of 2013, the company redeemed its 5.625% Municipal Bonds at a price of 100% of their principal amount and paid off the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

During the third quarter of 2013, the company borrowed $7 million under a short-term credit facility to purchase land and construction equipment associated with the equipment operations in the Global Services segment.

As of September 30, 2013, the company was in compliance with all of the financial covenants related to its debt agreements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(11)           The company’s executive and director stock-based compensation plans are described, and informational disclosures provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2012. In the first nine months of 2013 and 2012, restricted stock units and restricted shares totaling 477,731 and 450,668, respectively, were granted to executives and directors at weighted-average per share prices of $61.45 and $61.70, respectively. For the company’s executives, the restricted units and shares granted in 2013 and 2012 vest ratably over three years. For the company’s directors, the restricted units and shares granted in 2013 and 2012 vest or vested on the first anniversary of the grant. During the first nine months of 2013 and 2012, options for the purchase of 884,574 shares at a weighted-average exercise price of $61.45 per share and 688,380 shares at a weighted-average exercise price of $62.18 per share, respectively, were awarded to executives. The options granted in 2013 and 2012 vest ratably over three years. The options expire ten years after the grant date. In the first nine months of 2013 and 2012, performance-based Value Driver Incentive (“VDI”) units totaling 385,742 and 341,104, respectively, were granted to executives at weighted-average per share prices of $61.45 and $62.29, respectively. The number of units is adjusted at the end of each performance period based on the achievement of performance criteria. The VDI awards granted in 2013 vest after a period of approximately three years. The VDI awards granted in 2012 vest on the first and third anniversaries of the date of grant.

(12)           The company applies the provisions of ASC 810-10-45, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net earnings attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and nine months ended September 30, 2013, net earnings attributable to noncontrolling interests were $44.3 million and $137.0 million, respectively. For the three and nine months ended September 30, 2012, net earnings attributable to noncontrolling interests were $27.8 million and $81.4 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in all periods presented. Distributions paid to noncontrolling interests were $79.5 million and $61.9 million for the nine months ended September 30, 2013 and 2012, respectively. Capital contributions by noncontrolling interests were $1.5 million and $3.6 million for the nine months ended September 30, 2013 and 2012, respectively.

(13)           The company and certain of its subsidiaries are involved in various litigation matters. Additionally, the company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain significant claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Recognized claims against clients amounted to $20 million as of December 31, 2012 and are included in contract work in progress for that period in the accompanying Condensed Consolidated Balance Sheet. There were no recognized claims against clients as of September 30, 2013.

As of September 30, 2013, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

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

The company, the buyer and other entities are defendants in 21 additional lawsuits relating to the lead business of St. Joe and Doe Run. The company believes it has strong defenses to these lawsuits and is vigorously defending its position. The company is unable to estimate a range of possible losses in these lawsuits. In addition, the company has filed claims for indemnification under the sale agreement for other matters raised in these lawsuits. While management believes the company will be ultimately successful in these various matters, if the company was unsuccessful in its appeal of the ruling referenced above or in any of the other lawsuits, or in the prosecution of and collection on its indemnity claims, the company could recognize a material charge to its earnings.

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

During the first quarter of 2012, the company received an adverse judgment from the Board of Contract Appeals (“BCA”) associated with a claim on one embassy project and, as a result, recorded a charge of $13 million. The company filed an appeal, but the Court of Appeals for the Federal Circuit summarily affirmed the BCA’s decision in September 2013. The company has chosen not to further appeal this matter.

A hearing on the final embassy claim was held during the second quarter of 2012, and a decision was rendered during the second quarter of 2013. While the BCA found in favor of Fluor on certain of its claims, the BCA award was less than the company’s demand which resulted in a charge to earnings of approximately $17 million during the second quarter of 2013. The company has chosen not to appeal the BCA’s decision in this matter.

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

(14)       In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $8.6 billion as of September 30, 2013. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of September 30, 2013 and December 31, 2012 in accordance with ASC 460, “Guarantees” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements may require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

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

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity and cost methods of accounting for the investments are also used, depending on the company’s respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The net carrying value of the unconsolidated VIEs classified under “Investments and goodwill” and “Other accrued liabilities” in the Condensed Consolidated Balance Sheet was a net asset of $150 million and $22 million as of September 30, 2013 and December 31, 2012, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of September 30, 2013 for the unconsolidated VIEs were $38 million.

In some cases, the company is required to consolidate certain VIEs. As of September 30, 2013, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.3 billion and $765 million, respectively. As of December 31, 2012, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.0 billion and $664 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

None of the VIEs are individually material to the company’s results of operations, financial position or cash flows except for the Fluor SKM joint venture, a consolidated joint venture formed for the execution of an iron ore project in Australia, which is material to the company’s revenue for the 2012 periods. The company’s results of operations included revenue related to the Fluor SKM joint venture of $322 million and $1.6 billion for the three and nine months ended September 30, 2013, respectively, and $1.0 billion and $2.5 billion for the three and nine months ended September 30, 2012, respectively.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Operating information by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
External Revenue (in millions)	2013	2012	2013	2012
Oil & Gas	$2,892.7	$2,551.6	$8,518.5	$6,887.4
Industrial & Infrastructure	2,665.0	3,465.0	8,879.5	10,102.0
Government	675.2	790.1	2,101.0	2,511.5
Global Services	149.7	159.5	454.0	503.0
Power	301.6	169.9	1,107.2	550.5
Total external revenue	$6,684.2	$7,136.1	$21,060.2	$20,554.4

Intercompany revenue for the Global Services segment, excluded from the amounts shown above, was $128.0 million and $371.1 million for the three and nine months ended September 30, 2013, respectively, and $116.0 million and $341.8 million for the three and nine months ended September 30, 2012, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Profit (Loss) (in millions)	2013	2012	2013	2012
Oil & Gas	$108.3	$87.2	$319.6	$244.7
Industrial & Infrastructure	132.4	145.0	388.7	389.6
Government	37.8	22.9	92.7	98.1
Global Services	24.5	29.2	79.8	100.4
Power	7.6	(6.0)	11.4	(14.5)
Total segment profit	$310.6	$278.3	$892.2	$818.3

Power segment profit for the three and nine months ended September 30, 2013 included research and development expenses of $12.7 million and $41.1 million, respectively, and $15.7 million and $40.6 million for the three and nine months ended September 30, 2012, respectively, associated with the operations of NuScale.

A reconciliation of the segment information to consolidated amounts is as follows:

	Three Months Ended		Nine Months Ended
Reconciliation of Total Segment Profit to	September 30,		September 30,
Earnings Before Taxes (in millions)	2013	2012	2013	2012
Total segment profit	$310.6	$278.3	$892.2	$818.3
Corporate general and administrative expense	(46.1)	(40.9)	(110.6)	(109.9)
Interest income (expense), net	(3.7)	(0.9)	(8.9)	2.8
Earnings attributable to noncontrolling interests	43.9	28.0	137.1	82.3
Earnings before taxes	$304.7	$264.5	$909.8	$793.5

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Total assets by segment are as follows:

	September 30,	December 31,
Total Assets (in millions)	2013	2012
Oil & Gas	$1,871.8	$1,704.4
Industrial & Infrastructure	965.5	751.7
Government	545.8	827.2
Global Services	729.7	768.9
Power	205.1	120.6

The increase in total assets for the Oil & Gas segment was due to higher levels of working capital needed to support the segment’s revenue growth. The increase in total assets for the Industrial & Infrastructure segment resulted primarily from the consolidation of a variable interest entity in the mining and metals business line during the first quarter of 2013, offset somewhat by a reduction in project working capital associated with the decrease in volume in the mining and metals business line. The decrease in total assets for the Government segment was primarily the result of reduced project working capital needs for LOGCAP IV. The increase in total assets for the Power segment was primarily due to an increase in working capital to support project execution activities.

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

Consolidated revenue for the three months ended September 30, 2013 decreased six percent to $6.7 billion from $7.1 billion for the three months ended September 30, 2012. The revenue decrease was primarily attributable to a significant decline in volume for the mining and metals business line of the Industrial & Infrastructure segment, which outpaced a sizeable ramp-up in project execution activities for the Oil & Gas segment. Consolidated revenue for the nine months ended September 30, 2013 increased modestly to $21.1 billion from $20.6 billion for the first nine months of the prior year. The revenue increase in the current year period was principally due to substantial growth in the Oil & Gas and Power segments, partially offset by revenue declines in the other segments.

Net earnings attributable to Fluor Corporation were $173 million, or $1.05 per diluted share, and $501 million, or $3.05 per diluted share, for the three and nine months ended September 30, 2013, compared to net earnings attributable to Fluor Corporation of $145 million, or $0.86 per diluted share, and $461 million, or $2.72 per diluted share, for the corresponding periods of 2012. In the three month comparison period, improved performance in 2013 in the Oil & Gas, Government and Power segments offset lower earnings in the Industrial & Infrastructure and Global Services segments. For the first nine months of 2013, there were higher contributions in the Oil & Gas and Power segments compared to 2012.

A highly competitive business environment has continued to put pressure on margins, although the Oil & Gas segment has continued to show signs of improvement, particularly for the upstream and petrochemicals markets. In some cases, margins may be impacted by a change in the mix of work performed.  For example, a decline in the mix of construction-related work and a reduced content of customer-furnished materials (which typically generate lower margins than engineering work or projects without customer-furnished materials) would have a positive impact on margins, as was the case in the current year performance of the Industrial & Infrastructure segment.

In addition to the strengthening of the upstream and petrochemicals markets of the Oil & Gas segment, certain other market trends have emerged. First, the mining and metals business line of the Industrial & Infrastructure segment has continued to slow as major capital investment decisions by some mining customers have been deferred, after four years of growth. Second, the federal government has accelerated the closure of bases in the execution of the Logistics Civil Augmentation Program (“LOGCAP IV”) in Afghanistan which has reduced the volume of work for the Government segment.

The effective tax rate, based on the company’s operating results for the three and nine months ended September 30, 2013 was 28.7 percent and 29.9 percent, respectively, compared to 34.8 percent and 31.7 percent for the corresponding periods of 2012. The effective tax rate for the three months ended September 30, 2013 was favorably impacted primarily by research tax credits, lower deferred U.S. taxes on foreign earnings and an increase in earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. The effective tax rate for the three months ended September 30, 2012 was unfavorably impacted by the payment of additional foreign taxes from the settlement of an audit and a reassessment of certain tax exposures. The effective tax rate for the nine months ended September 30, 2013 was favorably impacted by research tax credits and an increase in earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. The effective tax rate for the nine months ended September 30, 2012 was favorably impacted by the recognition of a deferred U.S. tax benefit of $16 million primarily attributable to foreign earnings in South Africa.

Consolidated new awards were $5.6 billion and $19.3 billion for the three and nine months ended September 30, 2013 compared to new awards of $6.3 billion and $22.0 billion for the three and nine months ended September 30, 2012. The Oil & Gas and Government segments were the major contributors to the new award activity in the third quarter of 2013. The Oil & Gas and Industrial & Infrastructure segments were the principal drivers of the new award activity for the first nine months of 2013. Approximately 60 percent of consolidated new awards for the nine months ended September 30, 2013 were for projects located outside of the United States, compared to 73 percent for the first nine months of 2012.

Consolidated backlog as of September 30, 2013 decreased 11 percent to $36.5 billion from $40.8 billion as of September 30, 2012. The decline in backlog was primarily due to lower new award volume in the mining and metals business line, resulting from the deferral of major capital investment decisions by some mining customers. As of September 30, 2013, approximately 66 percent of consolidated backlog related to projects located outside the United States compared to 75 percent as of September 30, 2012. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Oil & Gas

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Revenue	$2,892.7	$2,551.6	$8,518.5	$6,887.4
Segment profit	108.3	87.2	319.6	244.7

Revenue for the three and nine months ended September 30, 2013 increased 13 percent and 24 percent respectively, compared to the corresponding periods in 2012. The increase in revenue for the comparison periods was broad-based in that it was the result of higher project execution activities for various upstream and petrochemical projects in different regions. Major contributors to the increase included an oil sands facility in Canada, a petrochemicals project in the Middle East and a coal bed methane project in Australia. The revenue growth for the 2013 comparison periods was partially offset by reduced volume on certain projects at or near substantial completion, including two oil refineries in the United States and upstream services for two other Canadian oil sands projects.

Segment profit for the three and nine months ended September 30, 2013 increased 24 percent and 31 percent, respectively, compared to the corresponding periods in 2012. The projects that contributed to the geographically broad-based revenue growth, discussed above, were generally the major contributors to the segment profit increases for the 2013 periods, although the coal bed methane project in Australia had lower segment profit in the most recent quarter compared to the third quarter of the prior year.

Segment profit margin for the three and nine months ended September 30, 2013 was 3.7 percent and 3.8 percent, respectively, compared to 3.4 percent and 3.6 percent, respectively, for the three and nine months ended September 30, 2012. Improved market conditions have favorably affected segment profit margin in the current year periods.

New awards for the three months ended September 30, 2013 were $2.4 billion compared to $2.0 billion for the corresponding period of 2012. Current quarter new awards included a petrochemicals complex in the United States and an upstream oil sands project in Canada. Backlog as of September 30, 2013 was $18.7 billion compared to $19.1 billion as of September 30, 2012. Although market conditions remain competitive, there is continued demand for new capacity in oil and gas production and petrochemicals. The segment remains well positioned for new project activity in these markets.

Total assets in the segment increased to $1.9 billion as of September 30, 2013 from $1.7 billion as of December 31, 2012 due to higher levels of working capital needed to support the segment’s revenue growth.

Industrial & Infrastructure

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Revenue	$2,665.0	$3,465.0	$8,879.5	$10,102.0
Segment profit	132.4	145.0	388.7	389.6

Revenue for the three and nine months ended September 30, 2013 decreased 23 percent and 12 percent, respectively, compared to the corresponding periods of 2012, primarily as a result of decreased volume in the mining and metals business line.

Segment profit for the three months ended September 30, 2013 decreased nine percent compared to the three months ended September 30, 2012, primarily due to lower contributions associated with the decline in volume for the mining and metals business line. The improved performance of the infrastructure and industrial services business lines offset some of the lower contributions in the mining and metals business line. Segment profit for the nine months ended September 30, 2013 decreased slightly compared to the corresponding period in the prior year. Improved contributions in the infrastructure and industrial services business lines offset the decline in segment profit for the mining and metals business line.

Segment profit margin for the three and nine months ended September 30, 2013 was 5.0 percent and 4.4 percent, respectively, compared to 4.2 percent and 3.9 percent, respectively, for the same periods in the prior year. The higher segment profit in the third quarter of 2013 when compared to the third quarter of 2012 was primarily because, in the prior year period, the mining and metals business line had a significantly higher content of customer-furnished materials, which are accounted for as pass-through costs. The year to date improvement in segment profit margin was primarily attributable to increased contributions in the infrastructure business line due to the achievement of certain progress milestones for two domestic transportation projects.

New awards for the three months ended September 30, 2013 were $472 million compared to $1.8 billion for the 2012 comparison period. New awards for the current quarter reflect the market downturn in the mining and metals business line. Backlog declined to $13.8 billion as of September 30, 2013 compared to $18.0 billion as of September 30, 2012 due to lower new award volume in the mining and metals business line, resulting from the deferral of major capital investment decisions by some mining customers. The timing of when capital investment by these mining customers could resume is uncertain, and it is possible that the weakened mining market conditions could be prolonged.

Total assets in the segment increased to $1.0 billion as of September 30, 2013 from $752 million as of December 31, 2012 primarily from the consolidation of a variable interest entity in the mining and metals business line during the first quarter of 2013, offset somewhat by a reduction in project working capital associated with the decrease in volume in the mining and metals business line.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Revenue	$675.2	$790.1	$2,101.0	$2,511.5
Segment profit	37.8	22.9	92.7	98.1

Revenue for the three and nine months ended September 30, 2013 decreased 15 percent and 16 percent, respectively, compared to the same periods in the prior year, primarily due to a reduction in project execution activities for the Logistics Civil Augmentation Program (“LOGCAP IV”) for the United States Army in Afghanistan. The majority of the rest of the revenue decline for both comparative periods was due to reduced project execution activities at the Savannah River Site Management and Operating Project (the “Savannah River Project”) in South Carolina, which was primarily the result of the winding down of the American Recovery and Reinvestment Act (“ARRA”) portion of the work at the site. The federal government’s March 1, 2013 budget sequestration, which was lifted in June 2013, contributed to the revenue decline for the non-ARRA work at the Savannah River Project during the nine months ended September 30, 2013 when compared to the comparable period of the prior year.

Segment profit for the three months ended September 30, 2013 increased 65 percent compared to the corresponding period in the prior year, primarily due to an agreement with the client at the end of 2012 to change the LOGCAP IV award fee to a fixed fee, which more than offset reduced contributions by the project in the current quarter resulting from reduced volume. Segment profit for the nine months ended September 30, 2013 decreased six percent compared to the same period in the prior year, principally as the result of reduced contributions associated with the decline in project execution activities on LOGCAP IV task orders. The first nine months of 2013 benefitted from changing the LOGCAP IV award fee to a fixed fee at the end of 2012 and the positive impact on segment profit from negotiations in the first quarter of 2013 related to the close-out of prior year indirect rates. The first nine months of 2013 included a $17 million charge related to an adverse judgment associated with the company’s final claim on an embassy project, while segment profit in the corresponding period of the prior year was reduced for a $13 million charge associated with a claim on another embassy project as the result of an adverse judgment in the first quarter of 2012.

Segment profit margin for the three and nine months ended September 30, 2013 was 5.6 percent and 4.4 percent, respectively, compared to 2.9 percent and 3.9 percent for the three and nine months ended September 30, 2012, primarily as the result of the factors affecting revenue and segment profit noted above.

New awards for the three months ended September 30, 2013 were $1.9 billion compared to $2.0 billion for the same period in the prior year. Current quarter new awards included the annual funding of the multi-year Department of Energy contracts for the Savannah River project and the gaseous diffusion plant project in Portsmouth, Ohio. Backlog was $1.8 billion as of September 30, 2013 compared to $1.6 billion as of September 30, 2012.

Total assets in the Government segment decreased to $546 million as of September 30, 2013 from $827 million as of December 31, 2012, primarily due to reduced project working capital needs for LOGCAP IV.

Global Services

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Revenue	$149.7	$159.5	$454.0	$503.0
Segment profit	24.5	29.2	79.8	100.4

Revenue decreased six percent for the three months ended September 30, 2013 compared to the same period in 2012, primarily due to reduced volume in the equipment business line in Mexico. This revenue decline was partially offset by an increase in revenue from the equipment business line in Africa, primarily as the result of the acquisition of an equipment company in the third quarter of 2012. Revenue decreased 10 percent for the nine months ended September 30, 2013 compared to the corresponding period in 2012, principally because the prior year period included a one-time sale of equipment in Peru during the first quarter. While the equipment business line experienced improved volume in Africa and Chile during the first nine months of 2013 when compared to the comparable period in the prior year, it was more than offset by revenue declines in Mexico, the Middle East and the United States.

Segment profit for the three months ended September 30, 2013 decreased 16 percent compared to the three months ended September 30, 2012, principally as the result of the reduced volume in the equipment business line’s operations in Mexico. Segment profit decreased 20 percent for the first nine months of 2013 compared to the first nine months of 2012, primarily due to the equipment business line’s reduced contributions from operations in Mexico and the United States.

Segment profit margin was 16.4 percent in the current quarter compared to 18.3 percent for the same quarter in 2012, primarily due to start up related costs for the new fabrication business line and certain costs associated with the supply chain business line’s efforts to provide strategic sourcing solutions to third parties. Segment profit margin for the nine months ended September 30, 2013 was 17.6 percent compared to 19.9 percent for the same period in 2012, primarily as the result of the higher costs in the fabrication and supply chain business lines noted in the preceding sentence, along with lower segment profit margin from the segment’s equipment operations in Mexico.

The equipment, temporary staffing, supply chain solutions and construction business lines do not report backlog or new awards.

Total assets in the Global Services segment were $730 million as of September 30, 2013 compared to $769 million as of December 31, 2012.

Power

Revenue and segment profit (loss) for the Power segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Revenue	$301.6	$169.9	$1,107.2	$550.5
Segment profit	7.6	(6.0)	11.4	(14.5)

Revenue for the three and nine months ended September 30, 2013 increased substantially compared to the three and nine months ended September 30, 2012, primarily due to construction progress on a solar power project in the western United States and a gas-fired power plant project in Texas.

Segment profit and segment profit margin for the three and nine months ended September 30, 2013 increased significantly compared to the three and nine months ended September 30, 2012, primarily due to increased contributions from the projects noted above. Segment profit and segment profit margin for the three and nine months ended September 30, 2013 and 2012 were adversely impacted by expenses associated with the company’s continued investment in NuScale, a small modular nuclear reactor technology company, in which the company acquired a majority interest in late 2011. The NuScale expenses for the three months ended September 30, 2013 and 2012 were $13 million and $16 million, respectively. The NuScale expenses were $41 million for both the nine months ended September 30, 2013 and 2012. The operations of NuScale are primarily for research and development activities. Although part of the Power segment, these activities could provide future benefits to both commercial and government clients.

The Power segment continues to be impacted by relatively weak demand for new power generation. Market segments that are best suited to yield near term opportunities include gas-fired combined cycle generation, renewable energy, regional transmission feasibility studies and additions, and air emissions compliance projects for existing coal-fired power plants. New awards for the three months ended September 30, 2013 were $846 million compared to $581 million in the third quarter of 2012. Current quarter awards included a natural gas-fueled power plant project in Virginia. Backlog was $2.1 billion as of both September 30, 2013 and 2012.

Total assets in the Power segment were $205 million as of September 30, 2013 and $121 million as of December 31, 2012. The increase was attributable to higher levels of project working capital needed to support the increase in project execution activities of the segment.

Other

Corporate general and administrative expense for the three and nine months ended September 30, 2013 was $46.1 million and $110.6 million compared to $40.9 million and $109.9 million for the three and nine months ended September 30, 2012. The increase for the current quarter was primarily the result of higher stock price driven compensation expense.

Net interest expense was $3.7 million and $8.9 million during the three and nine month periods ended September 30, 2013 compared to net interest expense of $0.9 million and net interest income of $2.8 million during the corresponding periods of 2012. The company earned more interest income during the three and nine month periods ended September 30, 2012, primarily due to larger cash balances in certain international locations that earn higher yields.

Income tax expense for the three and nine months ended September 30, 2013 and 2012 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to financial markets. The company has committed and uncommitted lines of credit totaling $4.6 billion, which may be used for revolving loans, letters of credit and/or general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $3.6 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity positions. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the capital markets. As of September 30, 2013, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of September 30, 2013 was 12.1 percent compared to 13.9 percent as of December 31, 2012.

Cash Flows

Cash and cash equivalents were $2.5 billion as of September 30, 2013 compared to $2.2 billion as of December 31, 2012. Cash and cash equivalents combined with current and noncurrent marketable securities were $3.0 billion as of September 30, 2013 and $2.6 billion as of December 31, 2012. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. As of both September 30, 2013 and December 31, 2012, non-U.S. cash and cash equivalents were $1.3 billion. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in short-term, offshore time deposits, for which there is unrestricted access. The company did not consider any cash to be permanently reinvested overseas as of September 30, 2013 and December 31, 2012 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

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

During the nine months ended September 30, 2013, working capital increased primarily due to an increase in contract work in progress partially offset by a decrease in accounts receivable. Significant drivers of these fluctuations were:

•                    Increases in contract work in progress in the Oil & Gas and Industrial & Infrastructure segments that were partially offset by decreases in the Government segment. These fluctuations primarily resulted from normal project execution activities. A significant contributor to the increase in contract work in progress in the Oil & Gas segment was the Australian coal bed methane gas project. A significant contributor to the decrease in contract work in progress in the Government segment was the LOGCAP IV project.

•                    Decreases in accounts receivable in the Oil & Gas segment, which resulted principally from normal billing and collection activities associated with numerous projects.

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

Cash provided by operating activities was $713 million for the nine months ended September 30, 2013 compared to $510 million for the nine months ended September 30, 2012. The period-over-period improvement in cash flows from operating activities was primarily attributable to a relatively smaller net increase in working capital when comparing the two periods, with the largest contributor being a decrease in contract work in progress for the LOGCAP IV project in the Government segment, and an overall increase in earnings sources.

During the nine months ended September 30, 2013 and 2012, the company had net cash outlays of $11 million and $166 million, respectively, to fund the project execution activities for the now completed Greater Gabbard Project.

The company contributed approximately $11 million into its defined benefit pension plans during the nine months ended September 30, 2013 compared to $7 million during the corresponding period of the prior year. The company expects to fund approximately $20 million to $40 million during 2013, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash utilized by investing activities amounted to $144 million and $251 million for the nine months ended September 30, 2013 and 2012, respectively. The primary investing activities included purchases, sales and maturities of marketable securities, capital expenditures, disposals of property, plant and equipment, business acquisitions and investments in partnerships and joint ventures. Investing activities during the first nine months of 2013 also included the consolidation of a VIE that had previously been accounted for using the proportionate consolidation method in which cash for this VIE was not required to be consolidated.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. Proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $12 million during the nine months ended September 30, 2013. Purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $89 million during the nine months ended September 30, 2012. The company held current and noncurrent marketable securities of $440 million and $455 million as of September 30, 2013 and December 31, 2012, respectively.

Capital expenditures of $181 million and $189 million for the nine months ended September 30, 2013 and 2012, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment as well as investments in information technology. Proceeds from the disposal of property, plant and equipment of $34 million and $66 million during the nine months ended September 30, 2013 and 2012, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment.

During the first nine months of 2013, the company paid $8 million to acquire an Australian-based company that specializes in fabrication and pressure welding. The company continues to make investments in partnerships and joint ventures primarily for the execution of single contracts or projects. Investments in unconsolidated partnerships and joint ventures were $38 million and $12 million during the nine months ended September 30, 2013 and 2012, respectively.

Financing Activities

Cash utilized by financing activities during the nine months ended September 30, 2013 and 2012 of $136 million and $289 million, respectively, included company stock repurchases, company dividend payments to stockholders, repayments of debt and distributions paid to holders of noncontrolling interests.

Cash flows from financing activities included the repurchase and cancellation of 3,223,949 shares of company’s common stock for $164 million during the first nine months of 2012 under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. However, dividends declared in the fourth quarter of 2012 were paid in December 2012. Quarterly cash dividends of $0.16 per share were declared in the third quarter of 2013. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2012 and third quarter of 2013 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2012 and September 30, 2013, respectively. During the nine months ended September 30, 2013, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,562 shares of the company’s common stock. During the nine months ended September 30, 2012, holders converted $0.9 million of the 2004 Notes in exchange for the principal balance owed in cash plus 17,352 shares of the company’s common stock. The company does not know the timing or principal amount of the remaining 2004 Notes that may be presented for conversion by the holders in the future. Additionally, the 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

In the first quarter of 2013, the company redeemed its 5.625% Municipal Bonds for $18 million, or 100% of their principal amount, and also paid $9 million on the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $80 million and $62 million during the nine months ended September 30, 2013 and 2012, respectively. Distributions in both years primarily related to an iron ore joint venture project in Australia. See Note 14 to the annual report on Form 10-K for further discussion of this project.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the nine months ended September 30, 2013, most major foreign currencies weakened against the U.S. dollar. As a result, the company had unrealized translation losses of $50 million in 2013 related to cash held by foreign subsidiaries. During the nine months ended September 30, 2012, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $20 million in 2012 related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to realized exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of September 30, 2013, the company had a combination of committed and uncommitted lines of credit that totaled $4.6 billion. These lines may be used for revolving loans, letters of credit and/or general purposes.  The committed lines of credit consist of a $1.8 billion Revolving Loan and Letter of Credit Facility (“Credit Facility”) that matures in 2017 and a $1.2 billion Revolving Performance Letter of Credit Facility that matures in 2015. Both of these facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $600 million for the company’s subsidiaries. Borrowings on the Credit Facility bear interest at rates based on the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an applicable borrowing margin.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. As of September 30, 2013, letters of credit and borrowings under credit facilities totaling $943 million were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain consolidated and unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $8.6 billion as of September 30, 2013.  Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of September 30, 2013 and December 31, 2012 in accordance with ASC 460, “Guarantees” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements may require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first nine months of 2013. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2012 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	September 30,
(in millions)	2013	2012
Backlog — beginning of period	$37,048.9	$43,001.5
New awards	5,605.7	6,317.2
Adjustments and cancellations, net	361.1	(1,495.9)
Work performed	(6,534.6)	(6,976.6)
Backlog — end of period	$36,481.1	$40,846.2

	Nine Months Ended
	September 30,
(in millions)	2013	2012
Backlog — beginning of period	$38,199.4	$39,483.7
New awards	19,311.4	22,013.2
Adjustments and cancellations, net	(423.5)	(596.4)
Work performed	(20,606.2)	(20,054.3)
Backlog — end of period	$36,481.1	$40,846.2

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

Fluor and its subsidiaries, as part of their normal business activities, are parties to a number of legal proceedings and other matters in various stages of development. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available.  We disclose material pending legal proceedings pursuant to SEC rules and other pending matters as we may determine to be appropriate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended September 30, 2013 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (2)

July 1, 2013 — July 31, 2013	238	$59.02	—	11,840,816

August 1, 2013 — August 31, 2013	2,077	66.53	—	11,840,816

September 1, 2013 — September 30, 2013	—	—	—	11,840,816

Total	2,315	$65.76	—

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

10.15	Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2008).

10.16	Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2013).

10.17

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

10.20

Form of Restricted Stock Unit Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010).

10.21

Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010).

10.22

Form of Restricted Unit Award Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.23

Form of Restricted Stock Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.24

Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 29, 2010).

10.25

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

10.26

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

10.27

Amendment No. 1 dated as of November 9, 2012 to that certain Revolving Performance Letter of Credit Facility Agreement dated as of December 14, 2010, among Fluor Corporation, the Lenders thereunder, and BNP Paribas, as Administrative Agent and an Issuing Lender (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed on February 20, 2013).

10.28	Retention Award granted to D. Michael Steuert on August 4, 2010 (incorporated by reference to Exhibit 10.34 to the registrant’s Annual Report on Form 10-K filed on February 23, 2011).

10.29

Form of Value Driver Incentive Award Agreement (payable in shares) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.33 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2012).

10.30

Form of Option Agreement (with international grant language) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011).

10.31

Form of Restricted Stock Unit Agreement (with international grant language) under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011).

10.32

Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011).

10.33

Offer of Employment Letter dated January 9, 2009 from Fluor Corporation to Bruce A. Stanski (incorporated by reference to Exhibit 10.39 to the registrant’s Annual Report on Form 10-K filed on February 22, 2012).

10.34	Offer of Employment Letter from Fluor Corporation to Biggs C. Porter (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2012).

10.35

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

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, and (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	October 31, 2013	/s/ Biggs C. Porter
Biggs C. Porter
Senior Vice President and Chief Financial Officer

Date:	October 31, 2013	/s/ Gary G. Smalley
Gary G. Smalley
Senior Vice President and Controller (Chief Accounting Officer)