Form 10-K
period 2013-12-31
FLUOR CORP
filed 2014-02-18
CIK 1124198

Use these links to rapidly review the document

FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

         As of June 28, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $9.6 billion based on the closing sale price as reported on the New York Stock Exchange.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2014
Common Stock, $.01 par value per share	160,347,488 shares
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2014 (Proxy Statement)	Part III

FLUOR CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

PART I

Item 1.    Business

        Fluor Corporation was incorporated in Delaware on September 11, 2000 prior to a reverse spin-off transaction involving the company. However, through our predecessors, we have been in business for over a century. Our principal executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas 75039, telephone number (469) 398-7000.

        Our common stock currently trades on the New York Stock Exchange under the ticker symbol "FLR".

        Fluor Corporation is a holding company that owns the stock of a number of subsidiaries. Acting through these subsidiaries, we are one of the largest professional services firms providing engineering, procurement, construction, fabrication and modularization, commissioning and maintenance as well as project management services on a global basis. We serve a diverse set of industries worldwide including oil and gas, chemicals and petrochemicals, transportation, mining and metals, power, life sciences and manufacturing. We are also a service provider to the U.S. federal government; and we perform operations and maintenance activities for major industrial clients.

        Our business is aligned into five principal segments. The five segments are Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. Fluor Constructors International, Inc., which is organized and operates separately from the rest of our business, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects in each of our segments. Financial information on our segments, as defined under accounting principles generally accepted in the United States, is set forth on page F-45 of this annual report on Form 10-K under the caption "Operating Information by Segment," which is incorporated herein by reference.

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

        Excellence in Execution    Given our proven track record of project completion and client satisfaction, we believe that our ability to design, engineer, construct, commission and manage complex projects often in geographically challenging locations gives us a distinct competitive advantage. We strive to complete our projects on schedule while meeting or exceeding all client specifications. In an increasingly competitive environment, we are also continually emphasizing cost controls so that our clients achieve not only their performance requirements but also their budgetary needs.

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

        Global Execution Platform    As the largest U.S.-based, publicly-traded engineering, procurement, construction and maintenance company, we have a global footprint with employees situated throughout the world. Our global presence allows us to build local relationships that permit us to capitalize on opportunities near these locations. It also allows us to mobilize quickly to international project sites.

        Market Diversity    The company serves multiple markets across a broad spectrum of industries and offers a wide variety of engineering, procurement, construction, fabrication and modularization, commissioning and maintenance services. We feel that our market diversity is a key strength of our company that helps to mitigate the impact of the cyclicality in the markets we serve. Just as important, our concentrated attention on market diversification allows us to achieve more consistent growth and deliver solid returns. We believe that our continued strategy of maintaining a good mixture within our entire business portfolio permits us to both focus on our more stable business markets and to capitalize on developing our cyclical markets when the timing is appropriate. This strategy also allows us to better weather any downturns in a specific market by emphasizing markets that are strong.

        Client Relationships    Our culture is based on putting the customer at the center of everything we do. We actively pursue relationships with new clients while at the same time building on our long-term relationships with existing clients. We continue to believe that long-term relationships with existing, sometimes decades-old, clients serves us well by allowing us to better understand and be more responsive to their requirements. Regardless of whether our clients are new or have been with us for many years, our ability to successfully foster relationships is a key driver to the success of our business.

        Risk Management    We believe that our ability to assess, understand, gauge and mitigate project risk, especially in difficult locations or circumstances or in a fixed-price contracting environment, gives us the ability to selectively enter into markets or accept projects where we feel we can best manage risks. We have an experienced management team, particularly in risk management and project execution, which helps us to better anticipate and understand potential risks and, therefore, how to manage them. Our risk management capabilities allow us to better control costs and ensure timely performance, which in turn leads to clients who are satisfied with the delivered product.

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

  •
  Our procurement organization offers traditional procurement services as well as supply chain solutions aimed at improving product quality and performance while also reducing project cost and schedule. Our clients benefit from our global sourcing and supply expertise, global purchasing power, technical knowledge, processes, systems and experienced global resources. Our traditional procurement activities include strategic sourcing, material management, contracts management, buying, expediting, supplier quality inspection, logistics and trade compliance.

  •
  In construction, we mobilize, execute, commission and demobilize projects on a self-perform or subcontracted basis or through construction management as the owner's agent. Generally, we are responsible for the completion of a project, often in difficult locations and under challenging circumstances. We are frequently designated as a program manager, where a client has facilities in multiple locations, complex phases in a single project location, or a large-scale investment in a facility. Depending upon the project, we often serve as the primary contractor or we may act as a subcontractor to another party. We also provide a variety of fabrication and modularization services, including integrated engineering and modular fabrication and assembly, modular construction and asset support services.

  •
  Under our operations and maintenance contracts, our clients ask us to operate and maintain large, complex facilities for them. We do so through the delivery of total maintenance services, facility management, plant readiness, commissioning, start-up and maintenance technology, small capital projects and turnaround and outage services, on a global basis. Among other things, we can provide key management, staffing and management skills to clients on-site at their facilities. Our operations and maintenance activities can also include routine and outage/turnaround maintenance services, general maintenance and asset management, emissions reduction technologies and services, and restorative, repair, predictive and prevention services.

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

Oil & Gas

        Through our Oil & Gas segment, we have long served the global oil and gas production, processing, and the chemical and petrochemical industries, as an integrated service provider offering a full range of design, engineering, procurement, construction and project management services to a broad spectrum of energy-related industries. We serve a number of specific industries including upstream oil and gas production, liquefied natural gas (LNG), downstream refining, offshore production, pipeline, chemicals and petrochemicals. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies that have the global strength and experience to perform extremely large projects in difficult locations. As the locations of large scale oil, gas and chemicals projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength, global reach and experience. Moreover, as many of our clients continue to recognize that they need to invest and develop resources to meet oil, gas and chemicals demands, we believe that the company has been and will continue to be extremely well-positioned to capitalize on these opportunities.

        As the global economy becomes increasingly competitive, clients are placing more emphasis on lower cost project execution. Also, in many of the countries where we work, clients are requiring more local content in their projects by mandating use of in-country talent and procurement of in-country goods and services. To meet these challenges, we continue to expand our footprint in growth regions to allow us to build local relationships, such as strategic alliances with local partners. We are emphasizing local training programs. And, we are increasing our use of distributed execution centers such as our offices in Manila, New Delhi and Cebu where we can continue to provide superior services but on a more cost-efficient basis.

        With each specific project, our role can vary. We may be involved in providing front-end engineering, program management and final design services, construction management services, self-perform construction, or oversight of other contractors and we may also assume responsibility for the procurement of materials, equipment and subcontractors. We have the capacity to design and construct new facilities, upgrade, revamp and expand existing facilities, and rebuild facilities following fires and explosions. We also provide consulting services ranging from feasibility studies to process assessment to project finance structuring and studies.

        In the upstream sector, our clients need to develop additional and new sources of supply. Our typical projects in the upstream sector revolve around the production, processing and transporting of oil and gas resources, including the development of major new fields and pipelines, as well as LNG projects. We are also involved in offshore production facilities and we continue to see significant opportunities in the Canadian oil sands market and in conventional and unconventional gas projects in various geographical locations.

        In the downstream sector, we continue to pursue significant global opportunities relating to refined products. Our clients are modernizing and modifying existing refineries to increase capacity and satisfy environmental requirements. We continue to play a strong role in each of these markets. We also remain focused on markets, such as clean fuels, where an increasing number of countries are implementing stronger environmental standards. As heavier feedstocks become more viable to refine, we employ our strength in technologies to pursue opportunities that facilitate the removal of sulfur from this heavier crude.

        In the chemicals and petrochemicals market, we have been very active for several years with major projects involving the expansion of ethylene based derivatives. The most active markets have been in the Middle East and Asia, where there is significant demand for chemical products, and more recently in the United States driven by the availability of low cost gas.

        With our partner Grupo ICA, we maintain a joint venture known as ICA Fluor, through which we continue to participate in the Mexican and Central American oil, gas, power, chemical and other markets.

Industrial & Infrastructure

        The Industrial & Infrastructure segment provides design, engineering, procurement and construction services to the mining and metals, transportation, life sciences, manufacturing, commercial and institutional, telecommunications, wind power, microelectronics, water and healthcare sectors. These projects often require application of our clients' state-of-the-art processes and intellectual knowledge. We focus on providing our clients with capital improvements through solutions that seek to reduce and contain cost and to compress delivery schedules. By doing so, we are able to complete our clients' projects on a quick and more cost efficient basis. In addition, we also work closely with clients in these and other sectors, including clients in the oil and gas and chemicals industries, by providing operations and maintenance services to help them achieve operational improvements at new or existing facilities thereby allowing our clients to remain focused on their core business functions.

        In transportation, we focus on infrastructure projects, such as roads, highways, bridges and rail, with particular interest in large, complex projects. We provide a broad range of services including consulting, design, planning, financial structuring, engineering and construction, domestically and internationally. Many of our projects involve the use of public/private partnerships, which allow us to develop and finance deals in concert with public entities for projects such as toll roads that would not have otherwise been commenced, had only public funding been available. From time to time, we are also an equity investor in public/private partnership projects. As the global population continues to grow (especially in emerging countries) and existing infrastructure continues to age (especially in developed countries), we have won and will continue to pursue transportation projects on a global basis.

        In mining and metals, we provide a full range of services to the iron ore, copper, diamond, gold, nickel, alumina, aluminum and other commodity-based industries. These services include feasibility studies through detailed engineering, design, procurement, construction, and commissioning and start-up support. We see many of these opportunities being developed in extreme altitudes, topographies and climates, such as the Andes Mountains, Mongolia, Western Australia and Africa. We are one of the few companies with the size and experience to execute large scale mining and metals projects in these difficult locations.

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

        Activities in the operations and maintenance markets include providing facility start-up and management, plant and facility maintenance, operations support and asset management services to the oil and gas, chemicals, life sciences, mining and metals, consumer products and manufacturing industries. We are a leading supplier of operations and maintenance services, providing our service offerings both domestically and internationally. This business often benefits from large projects that originate in another of our segments which can lead to long-term maintenance or operations opportunities. Alternatively, our long-term maintenance contracts can lead to larger capital projects for our other business segments when that need arises.

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

        The Government segment also provides engineering and construction services, as well as logistics and contingency operations support, to the Department of Defense. We support military logistical and infrastructure needs around the world. Our largest long-term contract is LOGCAP IV, under which we provide life-support, engineering, procurement, construction and logistical augmentation services to the U.S. military in various international locations, with a primary focus on the United States military-related activities in and around the Middle East and more specifically Afghanistan. Because of our strong network of global resources, we believe we are well-situated to efficiently and effectively mobilize the resources necessary for Department of Defense operations, even in the most remote and difficult locations.

        In combination with our subsidiary, Fluor Federal Solutions, we are a leading provider of outsourced services to the U.S. government. We provide operations and maintenance services at military bases and education and training services to the Department of Labor, particularly through Job Corps programs.

        The company is also providing significant support to the Department of Homeland Security. We are particularly involved in supporting the U.S. government's rapid response capabilities to address security issues and disaster relief, the latter primarily through our long-standing relationship with the Federal Emergency Management Agency.

Global Services

        The Global Services segment integrates a variety of customized service capabilities that assist clients in the execution of construction projects as well as delivering improvements to their operations and facilities. Capabilities within Global Services include fabrication, modularization, supply chain solutions, construction services, site equipment and tool services, industrial fleet services and temporary staffing. This segment includes activities associated with the company's efforts to grow its fabrication and construction capabilities and the operations of Acqyre, which provides strategic sourcing solutions to the company and third parties.

        Global Services is focused on meeting the fabrication and modularization needs of our clients through a range of on-site and off-site options. We provide self-perform fabrication, integrated modular engineering fabrication and assembly, modular construction and asset support services to customers around the globe from our yards in Mexico, the Philippines, Canada and Australia. Through our procurement experience, we also provide clients access to many independent fabrication facilities throughout the world.

        Global Services also provides Site Services® and fleet management services through AMECO®. AMECO provides integrated construction equipment, tool, and fleet service solutions to the company and third party clients on a global basis for construction projects and plant sites. AMECO supports large construction projects and plants at locations throughout North and South America, Africa (including our growing presence in Mozambique), and the Middle East.

        Our supply chain solutions business line provides a full range of strategic sourcing solutions to help execute capital projects. Our material, equipment and subcontracted services specialists continually monitor and analyze supply market activity, allowing us to advise our clients on procurement strategies that can optimize cost and schedule to support increased return on investment.

        Global Services serves the temporary staffing market through TRS®. TRS is a global enterprise of staffing specialists that provides the company and third party clients with recruiting and permanent placement services and the placement of contract technical professionals.

Power

        In the Power segment, we provide a full range of services to the gas fueled, solid fueled, environmental compliance, renewables, nuclear and power services markets. Our services include engineering, procurement, construction, program management, start-up and commissioning, operations and maintenance and technical services.

        Through the gas fueled market, we offer a full range of services for simple and combined cycle reference plant designs, as well as Integrated Gasification Combined Cycle (IGCC) projects. In the United States, investment in gas fueled plants is continuing to improve, driven by coal-fired plant retirements and low cost gas. We are also expanding our international operations in this market.

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

        In the renewables market, we offer a wide range of technology choices for solar, biomass and geothermal solutions on a global basis. For solar, we are strongly focused globally on thermal technologies such as Photovoltaic (PV) as well as Concentrating Solar Power (CSP) applications. In the biomass market, we bring proven expertise with small boiler and circulating fluidized bed technologies for projects using woody biomass and/or agricultural waste fuels.

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

        Additionally, we provide a solution to the transmission and distribution market in the United States and South Africa. In the U.S. market, the scope of services is focused on the design and construction of new transmission lines to connect new capacity from the renewable energy facilities to existing distribution centers.

Other Matters

Backlog

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the company's segments at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(in millions)
Oil & Gas	$20,003	$18,181
Industrial & Infrastructure(1)	10,493	17,163
Government(2)	2,404	978
Global Services(1)	—	—
Power	2,007	1,877

Total	$34,907	$38,199

(1)
Effective January 1, 2013, the company implemented certain organizational changes that impacted the composition of its reportable segments. The company's operations and maintenance activities, previously included in the Global Services segment, have been integrated into the Industrial & Infrastructure segment as part of the new industrial services business line. Consolidated backlog by segment for 2012 has been recast to reflect these organizational changes. Currently, Global Services does not have backlog to report.

(2)
As of December 31, 2013, the company began including the unfunded portion of multi-year government contract awards in its backlog to be more comparable to industry practice. As a result of this change, total backlog includes $983 million of unfunded government contracts as of December 31, 2013.

        The following table sets forth our consolidated backlog at December 31, 2013 and 2012 by region:

	December 31, 2013	December 31, 2012
	(in millions)
United States	$12,664	$9,445
Asia Pacific (including Australia)	2,530	5,846
Europe, Africa and Middle East	11,363	9,553
The Americas (excluding the United States)	8,350	13,355

Total	$34,907	$38,199

        For purposes of the preceding tables, backlog for the Industrial & Infrastructure segment includes our operations and maintenance activities that have yet to be performed. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. With respect to backlog in our Government segment as of December 31, 2013, if a contract covers multiple years, we include the full contract award, whether funded or unfunded, excluding option periods. For our contingency operations, we include only those amounts for which specific task orders have been received. For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog.

        We expect to perform approximately 54 percent of our backlog at December 31, 2013 in 2014. Although backlog reflects business that is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict the portion of our December 31, 2013 backlog estimated to be performed annually subsequent to 2014.

        For additional information with respect to our backlog, please see "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

Types of Contracts

        While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two types of contracts: (a) cost reimbursable contracts and (b) fixed-price, lump-sum and guaranteed maximum contracts. In some markets, we are seeing "hybrid" contracts containing both fixed-price and cost reimbursable elements. As of December 31, 2013, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	December 31, 2013
	(in millions)	(percentage)
Cost Reimbursable	$27,804	80%
Fixed-Price, Lump-Sum and Guaranteed Maximum	$7,103	20%

        Under cost reimbursable contracts, the client reimburses our cost of performing a project and pays us a pre-determined fee or a fee based upon a percentage of the cost incurred in completing the project. Our profit may be in the form of a fee, a simple mark-up applied to labor cost incurred in performing the contract, or a combination of the two. The fee element may also vary. The fee may be an incentive fee based upon achieving certain performance factors, milestones or targets; it may be a fixed amount in the contract; or it may be based upon a percentage of the cost incurred.

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

        Fixed-price contracts include both negotiated and competitively bid fixed-price contracts. Under negotiated fixed-price contracts, we are selected as contractor first, and then we negotiate price with the client. These types of contracts generally occur where we commence work before a final price is agreed upon. Under competitively bid fixed-price contracts, we bid on a contract based upon specifications provided by the client against competitors, agreeing to develop a project at a fixed price. Another type of fixed-price contract is a unit price contract under which we are paid a set amount for every "unit" of work performed. If we perform well under these contracts, we can benefit from cost savings; however, if the project does not proceed as originally planned, we cannot recover cost overruns except in certain limited situations.

        Guaranteed maximum price contracts are cost reimbursable contracts except that the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. We can be responsible for some or all of the total cost of the project if the cost exceeds the guaranteed maximum price. Where the total cost is less than the negotiated guaranteed maximum price, we may receive the benefit of the cost savings based upon a negotiated agreement with the client.

Competition

        We are one of the world's largest providers of engineering, procurement and construction services. The markets served by our business are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as Bechtel Group, Inc., CH2M Hill Companies, Ltd., Jacobs Engineering Group, Inc., KBR Inc. and URS Corporation, and international-based companies such as AMEC plc, Balfour Beatty, Chicago Bridge and Iron Company N.V., Chiyoda Corporation, Foster Wheeler AG, Hyundai Engineering & Construction Company, JGC Corporation, McDermott International, Inc., Samsung Engineering, Technip and WorleyParsons Limited.

        In the engineering, procurement and construction arena, which is served by our Oil & Gas, Industrial & Infrastructure and Power segments, competition is based on an ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. Our engineering, procurement and construction business derives its competitive strength from our diversity, excellence in execution, reputation for quality, technology, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or an open shop basis, ability to execute projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies. In the operations and maintenance markets, barriers to entry are both financially and logistically low, with the result that the industry is highly fragmented with no single company being dominant. Competition in those markets is generally driven by reputation, price and the capacity to perform.

        The various markets served by the Global Services segment, while having some similarities to the construction and procurement arena, tend also to have discrete issues impacting individual units. Each of the markets we serve has a large number of companies competing in its markets. The equipment sector, which operates in numerous markets, is highly fragmented and very competitive, with a large number of competitors mostly operating in specific geographic areas. The competition in the equipment sector for larger capital project services is more narrow and limited to only those capable of providing comprehensive equipment, tool and management services. Temporary staffing is a highly fragmented market with over 1,000 companies competing globally. The key competitive factors in this business line are price, service, quality, breadth of service and the ability to identify and retain qualified personnel and geographical coverage.

        Key competitive factors in our Government segment are primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner.

Significant Clients

        For 2013, revenue earned from Exxon Mobil Corporation and its affiliates and agencies of the U.S. government accounted for 12 percent and 10 percent, respectively, of our total revenue. We perform work for these clients under multiple contracts and sometimes through joint venture arrangements.

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

Research and Development

        Aside from our investment in NuScale Power, LLC, we generally do not engage in significant research and development efforts for new products and services and, during the past three fiscal years, we have not incurred cost for company-sponsored or client-sponsored research and development activities which would be material, special or unusual in any of our business segments. See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations — Power" for further discussion of the operations of NuScale Power, LLC.

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

Number of Employees

        The following table sets forth the number of employees of Fluor and its subsidiaries engaged in our business segments as of December 31, 2013:

Number of Employees
Salaried Employees:
Oil & Gas	13,544
Industrial & Infrastructure	5,436
Government	6,528
Global Services	1,505
Power	663
Other	1,749

Total Salaried	29,425
Craft and Hourly Employees	8,704

Total	38,129

        The number of craft and hourly employees, who provide support throughout the various business segments, varies in relation to the number, size and phase of execution of projects we have in process at any particular time.

Available Information

        Our website address is www.fluor.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the "Investor Relations" portion of our website, under the heading "SEC Filings" filed under "Financial Information." These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. These reports, and any amendments to them, are also available at the Internet website of the Securities and Exchange Commission, http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, you may call 1-800-732-0330. We also maintain various documents related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Code of Business Conduct and Ethics for Members of the Board of Directors on the "Sustainability" portion of our website under the heading "Corporate Governance Documents" filed under "Governance."

Item 1A.    Risk Factors

We may experience reduced profits or losses under contracts if costs increase above estimates.

        Generally our business is performed under contracts that include cost and schedule estimates in relation to our services. Inaccuracies in these estimates may lead to cost overruns that may not be paid by our clients thereby resulting in reduced profits or losses. If a contract is significant or there are one or more events that impact a contract or multiple contracts, cost overruns could have a material impact on our reputation or our financial results, negatively impacting our financial condition, results of operations or cash flow. Approximately 20 percent of the dollar-value of our backlog is currently fixed-price contracts, where we bear a significant portion of the risk for cost overruns. Reimbursable contract types, such as those that include negotiated hourly billing rates, may restrict the kinds or amounts of costs that are reimbursable, therefore exposing us to risk that we may incur certain costs in executing these contracts that are above our estimates and not recoverable from our clients. If we fail to accurately estimate the resources and time necessary for these types of contracts, or fail to complete these contracts within the timeframes and costs we have agreed upon, there could be a material impact on our financial results as well as our reputation. Risks under our contracts which could result in cost overruns, project delays or other problems can also include:

  •
  Difficulties related to the performance of our clients, partners, subcontractors, suppliers or other third parties;

  •
  Changes in local laws or difficulties or delays in obtaining permits, rights of way or approvals;

  •
  Unanticipated technical problems, including design or engineering issues;

  •
  Insufficient or inadequate project execution tools and systems needed to record, track, forecast and control cost and schedule;

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

These risks tend to be exacerbated for longer-term contracts because there is increased risk that the circumstances under which we based our original cost estimates or project schedules will change with a resulting increase in costs. In many of these contracts, we may not be able to obtain compensation for additional work performed or expenses incurred, and if a project is not executed on schedule, we may be required to pay liquidated damages. In addition, these losses may be material and can, in some circumstances, equal or exceed the full value of the contract. In such events, our financial condition, results of operations or cash flow could be negatively impacted.

Intense competition in the global engineering, procurement and construction industry could reduce our market share and profits.

        We serve markets that are highly competitive and in which a large number of multinational companies compete. These markets can require substantial resources and investment in technology and skilled personnel. We also see a continuing influx of non-traditional competitors offering below-market pricing while accepting greater risk. Competition can place downward pressure on our contract prices and profit margins, and may force us to accept contractual terms and conditions that are not normal or customary, thereby increasing the risk that we may have losses on such contracts. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

Our revenue and earnings are largely dependent on the award of new contracts which we do not directly control.

        A substantial portion of our revenue and earnings is generated from large-scale project awards. The timing of project awards is unpredictable and outside of our control. Awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors including a client's decision to not proceed with the development of a project, governmental approvals, financing contingencies, commodity prices, environmental conditions and overall market and economic conditions. We may not win contracts that we have bid upon due to price, a client's perception of our ability to perform and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater or unusual risks or terms and conditions in a contract that we might not deem acceptable. Because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate quarterly and annually depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated.

We are vulnerable to the cyclical nature of the markets we serve.

        The demand for our services is dependent upon the existence of projects with engineering, procurement, construction and management needs. Although downturns can impact our entire business, our Oil & Gas segment, Power segment, and mining and metals business line of the Industrial & Infrastructure segment exemplify businesses that are cyclical in nature and have historically been affected by a decrease in worldwide demand for these projects or the underlying commodities. For example, in both our Oil & Gas segment and mining and metals business line of the Industrial & Infrastructure segment, capital expenditures by our clients may be influenced by factors such as prevailing prices and expectations about future prices, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. In our Power segment, new order activity has slowed due to low demand for power, political and environmental concerns regarding coal-fired power plants, and safety and environmental concerns in the nuclear sector. In our mining and metal business line of the Industrial & Infrastructure segment, new order activity has also slowed due in part to volatility in the commodities and capital markets, which have caused clients in this segment to have a greater focus on their needs for future capital improvements. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.

We are involved in litigation proceedings, potential liability claims and contract disputes which may reduce our profits.

        We may be subject to a variety of legal proceedings, liability claims or contract disputes in virtually every part of the world. We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage. In addition, the nature of our business results in clients, subcontractors and suppliers occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters, including liabilities associated with divested businesses. For example, in the St. Joe Minerals matters which relate to a discontinued operation of the company, while we believe we will be ultimately successful, if we were unsuccessful in the defense of the claims arising in these matters or in the prosecution of and collection on our indemnity claims, or if there is a settlement of this matter, we would likely have to recognize a substantial charge to our earnings. In proceedings when it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. In addition, even where insurance is maintained for such exposure, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Our professional liability coverage is on a "claims-made" basis covering only claims actually made during the policy period currently in effect. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, and reduce our cash available for operations. In other legal proceedings, liability claims or contract disputes, we may be covered by indemnification agreements which may at times be difficult to enforce. Even if enforceable, it may be difficult to recover under these agreements if the indemnitor does not have the ability to financially support the indemnity. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed. For further information on matters in dispute, please see "13. Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

Current global economic conditions will likely affect a portion of our client base, partners, subcontractors and suppliers and could materially affect our backlog and profits.

        Current global economic conditions have reduced and continue to negatively impact our clients' willingness and ability to fund their projects. These conditions make it difficult for our clients to accurately forecast and plan future business trends and activities, thereby causing our clients to slow or even curb spending on our services, or seek contract terms more favorable to them. Our government clients may face budget deficits or financial sequestration that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our partners, subcontractors or suppliers could increase our cost or adversely impact project schedules. These economic conditions have reduced to some extent the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations worldwide. Current financial market conditions and adverse credit market conditions could adversely affect our clients', our partners' or our own borrowing capacity, which support the continuation and expansion of projects worldwide, and could result in contract cancellations or suspensions, project award and execution delays, payment delays or defaults by our clients. Our ability to expand our business would be limited if, in the future, we are unable to access sufficient credit capacity, including capital market funding, bank credit, such as letters of credit, and surety bonding on favorable terms or at all. These disruptions could materially impact our backlog and profits. Finally, our business has traditionally lagged recoveries in the general economy, and therefore may not recover as quickly as the economy as a whole.

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenue or earnings.

        As of December 31, 2013, our backlog was approximately $34.9 billion. Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Project cancellations, scope adjustments or deferrals may occur, from time to time, with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Most of our contracts have termination for convenience provisions in them allowing clients to cancel projects already awarded to us. In addition, projects may remain in our backlog for an extended period of time. Finally, poor project or contract performance could also impact our backlog and profits. Such developments could have a material adverse effect on our business and our profits.

If we experience delays and/or defaults in client payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

        Because of the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from clients in amounts sufficient to cover expenditures as they are incurred. In difficult economic times, some of our clients may find it increasingly difficult to pay invoices for our services timely, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients for our large projects are project-specific entities that do not have significant assets other than their interests in the project. From time to time it may be difficult for us to collect payments owed to us by these clients. Delays in client payments may require us to make a working capital investment, which could impact our cash flows and liquidity. If a client fails to pay invoices on a timely basis or defaults in making its payments on a project in which we have devoted significant resources, there could be a material adverse effect on our results of operations or liquidity.

Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance could have a material effect on our financial results.

        We occasionally bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our subcontractors and suppliers. If we fail to properly document the nature of change orders or claims, or are otherwise unsuccessful in negotiating a reasonable settlement, we could incur reduced profits, cost overruns and in some cases a loss on the project. These types of claims can often occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional cost, both direct and indirect. From time to time, these claims can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.

If we guarantee the timely completion or performance standards of a project, we could incur additional cost to cover our guarantee obligations.

        In some instances and in many of our fixed-price contracts, we guarantee to a client that we will complete a project by a scheduled date. We sometimes warrant that a project, when completed, will also achieve certain performance standards. From time to time, we may also assume a project's technical risk, which means that we may have to satisfy certain technical requirements of a project despite the fact that at the time of project award we may not have previously produced the system or product in question. Also, our contracts typically include limited warranties, providing assurances to clients that our completed work will meet industry standards of quality. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance or quality standards, we may be held responsible under the guarantee or warranty provisions of our contract for cost impacts to the client resulting from any delay or the cost to cause the project to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages or an obligation to re-perform substandard work. To the extent that these events occur, the total cost of the project (including any liquidated damages we become liable to pay) could exceed our original estimates and we could experience reduced profits or, in some cases, a loss for that project.

Our use of teaming arrangements and joint ventures, which are important to our business, does expose us to risk and uncertainty because the success of those ventures depend on the satisfactory performance by our venture partners over whom we may have little or no control. The failure of our venture partners to perform their venture obligations could impose on us additional financial and performance obligations that could result in reduced profits or, in some cases, significant losses for us with respect to the venture.

        As is very typical in our industry, we enter into various teaming arrangements and joint ventures as part of our business, including ICA Fluor and project-specific joint ventures, where control may be shared with unaffiliated third parties. Our success in many of our markets is dependent, in part, the presence or capability of a local partner. If we are unable to compete alone, or with a quality partner, our ability to win work and successfully complete our contracts may be impacted. Differences in opinions or views between venture partners can result in delayed decision-making or failure to agree on material issues which could adversely affect the business and operations of our ventures. At times, we also participate in ventures where we are not a controlling party. In such instances, we may have limited control over venture decisions and actions, including internal controls and financial reporting which may have an impact on our business.

        From time to time in order to establish or preserve a relationship, or to better ensure venture success, we may accept risks or responsibilities for the venture which are not necessarily proportionate with the reward we expect to receive. The success of these and other ventures also depends, in large part, on the satisfactory performance by our venture partners of their venture obligations, including their obligation to commit working capital, equity or credit support as required by the venture and to support their indemnification and other contractual obligations. If our venture partners fail to satisfactorily perform their venture obligations the venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery by the venture of the contracted services. These additional obligations could result in reduced profits or, in some cases, increased liabilities or significant losses for us with respect to the venture. In addition, a failure by a venture partner to comply with applicable laws, rules or regulations could negatively impact our business and could result in fines, penalties, suspension or in the case of government contracts even debarment.

We have international operations that are subject to foreign economic and political uncertainties and risks. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

        Our business is subject to international economic and political conditions that change (sometimes frequently) for reasons which are beyond our control. As of December 31, 2013, approximately 64 percent of our backlog consisted of revenue to be derived from projects and services to be completed outside the United States. We expect that a significant portion of our revenue and profits will continue to come from international projects for the foreseeable future.

        Operating in the international marketplace exposes us to a number of risks including:

  •
  abrupt changes in foreign government policies, laws, treaties, regulations or leadership;

  •
  embargoes;

  •
  trade restrictions or restrictions on currency movement;

  •
  tax increases;

  •
  currency exchange rate fluctuations;

  •
  changes in labor conditions and difficulties in staffing and managing international operations;

  •
  U.S. government policy changes in relation to the foreign countries in which we or our clients operate;

  •
  international hostilities; and

  •
  unrest, civil strife, acts of war, terrorism and insurrection.

        Also, the lack of a well-developed legal system in some of these countries may make it difficult to enforce our contractual rights or to defend ourself against claims made by others. We operate in countries where there is a significant amount of political risk including Afghanistan, Iraq, Kazakhstan, Russia, China, Guinea and Argentina. In addition, military action or continued unrest, especially in the Middle East and in Africa, could impact the supply or pricing of oil, disrupt our operations in the region and elsewhere, and increase our security costs. Our level of exposure to these risks will vary on each project, depending on the location of the project and the particular stage of each such project. For example, our risk exposure with respect to a project in an early development phase, such as engineering, will generally be less than our risk exposure on a project that is in the construction phase. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions and risks, we may experience project disruptions and losses. Project disruptions and losses could significantly reduce our overall revenue and profits.

Our project execution activities may result in liability for faulty engineering or similar professional services.

        Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. Our business involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure. While we do not generally accept liability for consequential damages, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant professional or product liability, warranty or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or the fees we generate, or could impact our ability to obtain insurance in the future. In addition, clients, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, if successful and of a material magnitude, could have a substantial impact on our operations.

We are dependent upon suppliers and subcontractors to complete many of our contracts.

        Much of the work performed under our contracts is actually performed by third-party subcontractors. We also rely on third-party suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a fixed-price type contract, we may suffer losses on these contracts. If a supplier or subcontractor fails to provide supplies, equipment or services as required under a contract for any reason, or provides supplies, equipment or services that are not an acceptable quality, we may be required to source those supplies, equipment or services on a delayed basis or at a higher price than anticipated, which could impact contract profitability. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications. These risks may be intensified during the current economic downturn if these suppliers or subcontractors experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the services or supplies necessary for our business. In addition, in instances where Fluor relies on a single contracted supplier or subcontractor or a small number of suppliers or subcontractors, if a subcontractor or supplier were to fail there can be no assurance that the marketplace can provide replacement equipment, materials or services in a timely basis or at the costs we had anticipated. A failure by a third-party subcontractor or supplier to comply with applicable laws, rules or regulations could negatively impact our business and could result in fines, penalties, suspension or in the case of government contracts even debarment.

We work in international locations where there are high security risks, which could result in harm to our employees or unanticipated cost.

        Some of our services are performed in high risk locations, such as Afghanistan and Iraq, where the country or location is subject to political, social or economic risks, or war or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain the safety of our personnel and incur costs to repair or replace damaged or lost work, equipment or supplies. Despite these activities, in these locations, we cannot guarantee the safety of our personnel and we may suffer future losses of our employees and those of our subcontractors, and damage to or loss of work, equipment or supplies.

Our businesses could be materially and adversely affected by events outside of our control.

        Extraordinary or force majeure events beyond our control, such as natural or man-made disasters, could negatively impact our ability to operate or increase our costs to operate. As an example, from time to time we face unexpected severe weather conditions which may result in delays in our operations; evacuation of personnel and curtailment of services; increased labor and material costs or shortages; inability to deliver materials, equipment and personnel to jobsites in accordance with contract schedules; and loss of productivity. We may remain obligated to perform our services after any such natural or man-made disasters, unless a contract provision provides us with relief from our obligations. The extra costs incurred as a result of these events may not be reimbursed by our clients. If we are not able to react quickly to such events, or if a high concentration of our projects are in a specific geographic region that suffers from a natural or man-made disaster, our operations may be significantly affected, which could have a negative impact on our operations. In addition, if we cannot complete our contracts on time, we may be subject to potential liability claims by our clients which may reduce our profits and result in losses.

Changes in our effective tax rate and tax positions may vary.

        We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in a higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. In addition, significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity.

Our government contracts and contracting rights may be terminated or otherwise adversely impacted at any time.

        We enter into significant government contracts, from time to time, such as those that we have with the U.S. Department of Energy as part of teaming arrangements at the Savannah River Site and at the Department of Energy site in Portsmouth, Ohio, or with the Department of Defense for the LOGCAP IV contract. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls, which could result in withholding or delay of payments to us. Government contracts are also subject to uncertainties associated with Congressional funding, including the potential impacts of budget deficits and federal sequestration. A significant portion of our business is derived as a result of U.S. government regulatory, military and infrastructure priorities. Changes in these priorities, which can occur due to policy changes or changes in the economy, are unpredictable and may impact our revenues. The government is under no obligation to maintain program funding at any specific level and funds for a program may even be eliminated. Our government clients may terminate or decide not to renew our contracts with little or no prior notice.

        In addition, government contracts are subject to specific regulations. For example, we must comply with the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Service Contract Act and Department of Defense security regulations. We must also comply with various other government regulations and requirements as well as various statutes related to employment practices, environmental protection, security, recordkeeping and accounting. These laws impact how we transact business with our governmental clients and, in some instances, impose significant costs on our business operations. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily suspended or even debarred from government contracting or subcontracting.

        We also run the risk of the impact of government audits, investigations and proceedings, and so-called "qui tam" actions, where treble damages can be awarded, brought by individuals or the government under U.S. law that, if an unfavorable result occurs, could impact our profits and financial condition, as well as our ability to obtain future government work. For example, government agencies such as the U.S. Defense Contract Audit Agency (the "DCAA") routinely review and audit government contractors with respect to the adequacy of and our compliance with our internal control systems and policies (including our labor, billing, accounting, purchasing, estimating, compensation and management information systems). Despite the fact that we take precautions to prevent and deter fraud, misconduct or other non-compliance, we face the risk that our employees, partners or subcontractors may engage in such activities. If any of these agencies determines that a rule or regulation has been violated, a variety of penalties can be imposed including criminal and civil penalties all of which would harm our reputation or even result in suspension or debarment from future government contracts. The DCAA has the ability to review how we have accounted for costs under the FAR and CAS, and if they believe that we have engaged in inappropriate accounting or other activities, the government may determine that we have not complied with the terms of our contract and applicable statutes and regulations, payments to us may be disallowed or we could be required to refund previously collected payments. Furthermore, in this environment, if we have significant disagreements with our government clients concerning costs incurred, negative publicity could arise which could adversely affect our industry reputation and our ability to compete for new contracts.

        Many of our U.S. government contracts require security clearances. Depending upon the level of clearance required, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing government contracts could terminate their contracts with us or decide not to renew them. To the extent that we cannot obtain or maintain the required security clearance working on a particular contract, we may not derive the revenue anticipated from the contract which could adversely affect our revenues.

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

        Our Government segment's revenue is generated largely from work we perform for the U.S. government, including a significant amount generated from contracts with the Department of Defense. Political instability, often driven by war, conflict or natural disasters, coupled with the U.S. government's fight against terrorism has resulted in increased spending from which we have benefitted, including in locations such as Afghanistan, where we perform significant work under the LOGCAP IV contract. Based on recent government pronouncements, the current level of Department of Defense overall spending will likely continue to decrease. We have seen a general decline in the level of government services performed in the Middle East, including Afghanistan, and we could see a continued decline over time. Future levels of expenditures, especially with regard to foreign military commitments, may decrease or may be shifted to other programs in which we are not a participant. As a result, a general decline in U.S. defense spending or a change in priorities could reduce our profits or revenue. Our ability to win or renew government contracts is conducted through a rigorous competitive process and may prove to be unsuccessful.

        Most U.S. government contracts are awarded through a rigorous competitive process. The U.S. government has increasingly relied upon multiple-year contracts with pre-established terms and conditions that generally require those contractors that have been previously awarded the contract to engage in an additional competitive bidding process for each task order issued under the contract. Such processes require successful contractors to anticipate requirements and develop rapid-response bid and proposal teams as well as dedicated supplier relationships and delivery systems to react to these needs. We face rigorous competition and significant pricing pressures in order to win these task orders. If we are not successful in reducing costs or able to timely respond to government requests, we may not win additional awards. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors. Our inability to win or renew government contracts during the procurement processes could harm our operations.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, suppliers, agents and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor compliance. We cannot assure that our internal controls and procedures always will protect us from the possible reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, agents, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and loss of reputation, any of which could have a material adverse effect on our business. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if ultimately such litigation or investigations demonstrate that we did not violate anti-bribery laws, could be costly and could divert management's attention away from other aspects of our business.

Systems and information technology interruption and breaches in data security could adversely impact our ability to operate and our operating results.

        As a global company, we are heavily reliant on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience system interruptions and delays. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems, systems operation could be interrupted or delayed or our data security could be breached. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions including breaches by computer hackers and cyber-terrorists. Any of these or other events could cause system interruption, delays, loss of critical data (including private data) or loss of funds; could delay or prevent operations (including the processing of transactions and reporting of financial results); could result in the unintentional disclosure of information (including proprietary intellectual property); and could adversely affect our operating results. While management has taken steps to address these concerns by implementing sophisticated network security and internal control measures, a system failure or loss or data security breach could materially adversely affect our financial condition and operating results.

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

Foreign currency risks could have an adverse impact on company earnings and/or backlog.

        Certain of our contracts subject us to foreign currency risk, particularly when project contract revenue is denominated in a currency different than the contract costs. We may attempt to minimize our exposure to foreign currency risk by obtaining contract provisions that protect us from foreign currency fluctuations and/or by implementing hedging strategies utilizing derivatives as hedging instruments. However, these actions may not always eliminate all foreign currency risk, and could affect our profitability on certain projects. In addition, our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Our monetary assets and liabilities denominated in nonfunctional currencies are subject to currency fluctuations when measured period to period for financial reporting purposes. While hedging may be used to minimize earnings volatility resulting from foreign currency fluctuations, hedging may not always protect us fully, and thus foreign currency risks could adversely impact our earnings. Furthermore, the U.S. dollar value of our backlog may from time to time increase or decrease significantly due to foreign currency volatility

Our business may be negatively impacted if we are unable to adequately protect intellectual property rights.

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

        The success of our business is dependent upon being able to attract and retain personnel, including engineers, project management and craft employees around the globe, who have the necessary and required experience and expertise. For example, in the Government segment, from time to time we may utilize personnel who do not have substantial experience working under U.S. government contracts. While we undertake to educate these personnel and monitor their activities, their lack of experience could impact our ability to perform under and collect on these government contracts. Competition for these and other experienced personnel is intense. In addition, as some of our key personnel approach retirement age, we need to provide for smooth transitions, and our operations and results may be negatively affected if we are not able to do so.

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

        In certain of our business lines it is industry practice for customers to require surety bonds, letters of credit, bank guarantees or other forms of credit enhancement. Surety bonds, letters of credit or guarantees indemnify our clients if we fail to perform our obligations under our contracts. Historically, we have had strong surety bonding capacity due to our industry leading credit rating, but, bonding is provided at the surety's sole discretion. In addition, because of the overall limitations in worldwide bonding capacity, we may find it difficult to find sufficient surety bonding capacity to meet our total surety bonding needs. With regard to letters of credit, while we have had adequate capacity under our existing credit facilities, any capacity that may be required in excess of our credit limits would be at our lenders' sole discretion and therefore is not certain. Failure to provide credit enhancements on terms required by a client may result in an inability to compete for or win a project.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenue or profits.

        Under our accounting procedures we measure and recognize a large portion of our profits and revenue under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenue and profits ratably over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and estimated cost is recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. In addition, from time to time, when calculating the total amount of profits and losses, we include unapproved claims as contract revenue when collection is deemed probable based upon the criteria for recognizing unapproved claims under Accounting Standards Codification ("ASC") 605-35-25. Including unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claim. Given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

It can be very difficult or expensive to obtain the insurance we need for our business operations.

        As part of business operations we maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts. Although in the past we have been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles. We also monitor the financial health of the insurance companies from which we procure insurance, and this is one of the factors we take into account when purchasing insurance. Our insurance is purchased from a number of the world's leading providers, often in layered insurance or quota share arrangements. If any of our third party insurers fail, abruptly cancel our coverage or otherwise cannot satisfy their insurance requirements to us, then our overall risk exposure and operational expenses could be increased and our business operations could be interrupted.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.

        Our ongoing ability to generate cash is important for the funding of our continuing operations and the servicing of our indebtedness. To the extent that existing cash balances and cash flow from operations, together with borrowing capacity under our existing credit facilities, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are acceptable to us. Furthermore, in the past few years, there has been significant upheaval and turmoil in financial markets and in many financial institutions, and if these conditions cause deterioration of the financial institutions which provide credit to us, it is possible that our ability to draw upon our credit facilities may be impacted. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

We could suffer from a temporary liquidity crisis if the financial institutions who hold our cash and investments fail.

        Our cash balances and certain short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, Europe, and Asia. Some of our accounts hold deposits that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy, forced receivership or have been seized by governments, there remains the risk that this could occur in the future. If this were to occur, we could be at risk of not being able to access our cash which could result in a temporary liquidity crisis that could impede our ability to fund operations.

Any acquisitions, dispositions or other investments may present risks or uncertainties.

        We have made and expect to continue to pursue selective acquisitions or dispositions of businesses, or investments in strategic business opportunities. We cannot provide assurances that we will be able to locate suitable acquisitions or investments, or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Acquisitions may bring us into businesses we have not previously conducted or jurisdictions where we have had little to no prior operations experience and thus expose us to additional business risks that are different from those we have traditionally experienced. We also may encounter difficulties identifying all significant risks during our due diligence activities or integrating acquisitions and successfully managing the growth we expect to experience from these acquisitions. We may not be able to successfully cause a buyer of a divested business to assume the liabilities of that business or, even if such liabilities are assumed, we may have difficulties enforcing our rights, contractual or otherwise, against the buyer. We may invest in companies that fail, causing a loss of all or part of our investment. In addition, if we determine that an other-than-temporary decline in the fair value exists for a company in which we have invested, we may have to write down that investment to its fair value and recognize the related write-down as an investment loss. For cases in which we are required under the equity method or the proportionate consolidation method of accounting to recognize a proportionate share of another company's income or loss, such income or loss may impact our earnings.

We may be affected by market or regulatory responses to climate change.

        Growing concerns about climate change may result in the imposition of additional environmental regulations. Legislation, international protocols or treaties, regulation or other restrictions on emissions could affect our clients, including those who (a) are involved in the exploration, production or refining of fossil fuels such as our Oil & Gas segment clients, (b) emit greenhouse gases through the combustion of fossil fuels, including some of our Power segment clients or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition. However, legislation and regulation regarding climate change could also increase the pace of development of carbon capture and storage projects, alternative transportation, alternative energy facilities, such as wind farms, or incentivize increased implementation of clean fuel projects which could positively impact the demand for our services. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us and our customers.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Major Facilities

        Operations of Fluor and its subsidiaries are conducted at both owned and leased properties in domestic and foreign locations totaling approximately 7.3 million rentable square feet. Our executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas. As our business and the mix of structures are constantly changing, the extent of utilization of the facilities by particular segments cannot be accurately stated. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. While we have operations worldwide, the following table describes the location and general character of our more significant existing facilities:

Location	Interest
United States:
Aliso Viejo, California	Owned and Leased
Greenville, South Carolina	Owned and Leased
Houston (Sugar Land), Texas	Leased
Irving, Texas (Corporate Headquarters)	Owned
Canada:
Calgary, Alberta	Owned and Leased
Vancouver, British Columbia	Leased
Latin America:
Mexico City, Mexico	Leased
Santiago, Chile	Owned and Leased
Europe, Africa and Middle East:
Al Khobar, Saudi Arabia	Owned
Farnborough, England	Owned and Leased
Gliwice, Poland	Owned
Haarlem, the Netherlands	Owned
Johannesburg, South Africa	Leased
Asia/Asia Pacific:
Cebu, the Philippines	Leased
Manila, the Philippines	Owned and Leased
Melbourne, Australia	Leased
New Delhi, India	Leased
Shanghai, China	Leased

        We also lease or own a number of sales, administrative and field construction offices, warehouses and equipment yards strategically located throughout the world.

Item 3.    Legal Proceedings

        Fluor and its subsidiaries, as part of their normal business activities, are parties to a number of legal proceedings and other matters in various stages of development. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. We disclose material pending legal proceedings pursuant to Securities and Exchange Commission rules and other pending matters as we may determine to be appropriate.

        For information on legal proceedings and matters in dispute, see "13. Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

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

	Common Stock
	Price Range
			Dividends Per Share
	High	Low
Year Ended December 31, 2013
Fourth Quarter	$80.45	$68.93	$0.16
Third Quarter	$74.72	$57.50	$0.16
Second Quarter	$66.90	$53.50	$0.16
First Quarter	$66.67	$58.56	$0.16
Year Ended December 31, 2012
Fourth Quarter	$59.96	$51.09	$0.16
Third Quarter	$60.82	$45.61	$0.16
Second Quarter	$61.65	$44.99	$0.16
First Quarter	$64.67	$51.02	$0.16

        Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See "Item 1A. — Risk Factors."

        At February 12, 2014, there were 160,347,488 shares outstanding and 5,671 stockholders of record of the company's common stock. The company estimates there were an additional 170,000 stockholders whose shares were held by banks, brokers or other financial institutions at February 7, 2014.

Issuer Purchases of Equity Securities

        The following table provides information as of the three months ended December 31, 2013 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1–October 31, 2013	—	$—	—	11,840,816
November 1–November 30, 2013	2,591,557	77.17	2,591,557	9,249,259
December 1–December 31, 2013	—	—	—	9,249,259

Total	2,591,557	$77.17	2,591,557

(1)
Consists of 2,591,557 shares of company stock repurchased and canceled by the company during the fourth quarter of 2013 under its stock repurchase program for total consideration of $199,999,968.

(2)
On February 6, 2013, the Board of Directors approved an increase of 8,000,000 shares to the share repurchase program announced on November 3, 2011, bringing the total number of shares available for repurchase to 11,840,816 shares. As of December 31, 2013, we had 9,249,259 shares remaining available for repurchase. On February 6, 2014, the Board of Directors approved an increase of 6,000,000 shares to the program. The company continues to repurchase shares from time to time in open market transactions or privately negotiated transactions, at its discretion, subject to market conditions and other factors and at such time and in amounts that the company deems appropriate.

Item 6.    Selected Financial Data

          The following table presents selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in "Item 15. — Exhibits and Financial Statement Schedules." Amounts are expressed in millions, except for per share and employee information:

	Year Ended December 31,
	2013	2012	2011	2010	2009

CONSOLIDATED OPERATING RESULTS
Total revenue	$27,351.6	$27,577.1	$23,381.4	$20,849.3	$21,990.3
Earnings before taxes	1,177.6	733.5	1,001.8	559.6	1,136.8
Net earnings attributable to Fluor Corporation(1)	667.7	456.3	593.7	357.5	684.9
Earnings per share(1)
Basic	$4.11	$2.73	$3.44	$2.01	$3.79
Diluted	4.06	2.71	3.40	1.98	3.75
Cash dividends per common share declared	0.64	0.64	0.50	0.50	0.50
Return on average shareholders' equity	18.6%	13.0%	17.4%	10.4%	23.0%
CONSOLIDATED FINANCIAL POSITION
Current assets	$6,003.7	$6,094.1	$5,878.7	$5,561.8	$5,122.1
Current liabilities	3,407.2	3,887.1	3,838.2	3,522.4	3,301.4

Working capital	2,596.5	2,207.0	2,040.5	2,039.4	1,820.7
Property, plant and equipment, net	967.0	951.3	921.6	866.3	837.0
Total assets	8,323.9	8,276.0	8,268.4	7,613.9	7,178.5
Capitalization
3.375% Senior Notes	496.6	496.2	495.7	—	—
1.5% Convertible Senior Notes	18.4	18.5	19.5	96.7	109.8
Other debt obligations	11.4	26.3	17.8	17.8	17.7
Shareholders' equity	3,757.0	3,341.3	3,395.5	3,497.0	3,305.5

Total capitalization	4,283.4	3,882.3	3,928.5	3,611.5	3,433.0
Total debt as a percent of total capitalization	12.3%	13.9%	13.6%	3.2%	3.7%
Shareholders' equity per common share	$23.29	$20.58	$20.09	$19.82	$18.48
Common shares outstanding at year end	161.3	162.4	169.0	176.4	178.8
OTHER DATA
New awards(2)	$25,085.6	$27,129.2	$26,896.1	$27,362.9	$18,455.4
Backlog at year end(2)	34,907.1	38,199.4	39,483.7	34,908.7	26,778.7
Capital expenditures	288.5	254.7	338.2	265.4	233.1
Cash provided by operating activities	788.9	628.4	889.7	550.9	905.0
Cash provided (utilized) by investing activities	(234.6)	(38.4)	(436.4)	218.4	(818.1)
Cash utilized by financing activities	(369.6)	(616.6)	(395.8)	(389.9)	(323.0)
Employees at year end
Salaried employees	29,425	32,592	33,252	29,159	24,943
Craft/hourly employees	8,704	8,601	9,835	10,070	11,209

Total employees	38,129	41,193	43,087	39,229	36,152

(1)
Net earnings attributable to Fluor Corporation in 2013 included pre-tax income of $57 million (or $0.22 per diluted share) resulting from the favorable resolution of various issues with the U.S. government related to 2001-2013. Of this amount, $31 million was the result of resolving challenges as to the reimbursability of certain costs, $11 million was the result of a favorable court ruling that resolved certain disputed items and $15 million was related to the closeout and final disposition of other matters.

Net earnings attributable to Fluor Corporation in 2012 included pre-tax charges of $416 million (or $1.57 per diluted share) for the Greater Gabbard Offshore Wind Farm ("Greater Gabbard") Project, a pre-tax gain of $43 million (or $0.16 per diluted share) on the sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom and tax benefits of $43 million ($0.25 per diluted share) associated with the net reduction of tax reserves for various domestic and international disputed items and a U.S. Internal Revenue Service ("IRS") settlement.

  Net earnings attributable to Fluor Corporation in 2011 included pre-tax charges of $60 million (or $0.21 per diluted share) for the Greater Gabbard Project.

  Net earnings attributable to Fluor Corporation in 2010 included pre-tax charges of $343 million (or $1.79 per diluted share) for the Greater Gabbard Project. These charges were partially offset by a tax benefit of $152 million (or $0.84 per diluted share) for a worthless stock deduction from the tax restructuring of a foreign subsidiary in the fourth quarter. A significant portion of this tax benefit resulted from the financial impact of the Greater Gabbard Project charges on the foreign subsidiary. Net earnings attributable to Fluor Corporation in 2010 also included a pre-tax charge of $95 million (or $0.33 per diluted share) related to a completed infrastructure joint venture project in California and pre-tax charges of $91 million (or $0.31 per diluted share) on a gas-fired power project in Georgia.

  Net earnings attributable to Fluor Corporation in 2009 included a pre-tax charge of $45 million ($0.15 per diluted share) for a paper mill project.

  See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 to 47 and Notes to Consolidated Financial Statements on pages F-8 to F-47 for additional information relating to significant items affecting the results of operations for 2011 - 2013.

(2)
As of December 31, 2013, the company began including the unfunded portion of multi-year government contract awards in its backlog to be more comparable to industry practice. As a result of this change, total new awards and backlog included $983 million of unfunded government contracts as of December 31, 2013.

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

Results of Operations

Summary of Overall Company Results

        Effective January 1, 2013, the company implemented certain organizational changes that affected the composition of its reportable segments. The company's operations and maintenance activities, previously included in the Global Services segment, have been integrated into the Industrial & Infrastructure segment as part of the new industrial services business line, which also includes project execution activities that were previously reported in the manufacturing and life sciences business line. Additionally, the Global Services segment now includes activities associated with the company's efforts to grow its fabrication and construction capabilities and the operations of its procurement entity, Acqyre. Operating information by segment for 2012 and 2011 has been recast to reflect these organizational changes.

        Consolidated revenue for 2013 of $27.4 billion was essentially level with 2012. Revenue growth in the Oil & Gas and Power segments in 2013 was offset by revenue decline in the Industrial & Infrastructure, Government and Global Services segments.

        Consolidated revenue for 2012 increased 18 percent to $27.6 billion from $23.4 billion for 2011, primarily due to substantial growth in the mining and metals business line of the Industrial & Infrastructure segment and growth in the Oil & Gas segment. Revenue in the Global Services and Power segments also increased in 2012 compared to the prior year.

        Earnings before taxes for 2013 increased 61 percent to $1.2 billion from $734 million in 2012, principally driven by improved performance in the Industrial & Infrastructure and Oil & Gas segments. The improvement in the Industrial & Infrastructure segment was primarily because the prior year results included a $416 million pre-tax charge related to an unexpected adverse decision from arbitration proceedings on the Greater Gabbard Offshore Wind Farm ("Greater Gabbard") Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client's offshore wind farm project in the United Kingdom. The Oil & Gas segment generated significantly higher contributions in 2013 when compared to 2012 as a result of higher project execution activities for various upstream and petrochemical projects in different regions. The Power and Government segments also contributed to the improvement in earnings before taxes in the current year. A decline in contributions from projects in the mining and metals business line of the Industrial & Infrastructure segment and reduced contributions from the Global Services segment offset some of the increases to earnings before taxes discussed above.

        Earnings before taxes for 2012 decreased 27 percent to $734 million from $1.0 billion in 2011, due to lower contributions from the Industrial & Infrastructure segment which recorded the previously mentioned $416 million charge on the Greater Gabbard Project. Improved contributions in the Oil & Gas, Global Services and Government segments during 2012 were offset by lower earnings in the Power segment.

        A highly competitive business environment has continued to put pressure on margins, although the Oil & Gas segment has continued to show signs of improvement, particularly for the upstream and petrochemicals markets. The Oil & Gas segment remains well positioned for new project activity in these markets. The competitive environment is expected to continue and, in certain cases, may result in more lump-sum project execution for the company.

        In addition to the strengthening of the upstream and petrochemicals markets of the Oil & Gas segment, certain other market trends have emerged. First, the mining and metals business line of the Industrial & Infrastructure segment, which had grown rapidly over the last several years, experienced a significant decline in volume in 2013. This decline is attributable to the deferral of major capital investment decisions by some mining customers due to project cost escalation, softening commodity demand and project-specific circumstances. The timing of when capital investment by these mining customers could resume is uncertain, and the weakened mining market conditions could be prolonged. Second, the U.S. government has continued to close bases in the execution of the Logistics Civil Augmentation Program ("LOGCAP IV") in Afghanistan which has reduced the volume of work for the Government segment.

        The effective tax rate was 30.1 percent, 22.1 percent and 30.3 percent for 2013, 2012 and 2011, respectively. The 2013 rate was favorably impacted by research tax credits and the domestic production activities deduction, partially offset by a foreign loss without a tax benefit. The 2012 rate was favorably impacted by the release of previously unrecognized tax benefits of $13 million related to a settlement with the IRS for tax years 2003 through 2005, as well as the net reduction of tax reserves totaling $30 million attributable to a variety of domestic and international disputed items, including the resolution of an uncertainty associated with a prior year tax restructuring. The 2011 rate was favorably impacted by the release of previously unrecognized tax benefits related to the expiration of statutes of limitations and the resolution of various disputed items. Factors affecting the effective tax rates for 2011 - 2013 are discussed further under "— Corporate, Tax and Other Matters" below.

        Net earnings attributable to Fluor Corporation were $4.06 per diluted share in 2013 compared to $2.71 and $3.40 per diluted share in 2012 and 2011, respectively. Net earnings attributable to Fluor Corporation in 2013 reflected the impact of the significant increase in project execution activities for the Oil & Gas segment and improved performance for the Industrial & Infrastructure segment. Net earnings attributable to Fluor Corporation in 2012 included the pre-tax charge of $416 million ($1.57 per diluted share) for the Greater Gabbard Project and a pre-tax gain of $43 million ($0.16 per diluted share) on the sale of the company's unconsolidated interest in a telecommunications company located in the United

Kingdom. Net earnings attributable to Fluor Corporation in 2011 reflected the pre-tax charges of $60 million ($0.21 per diluted share) for the Greater Gabbard Project.

        Consolidated new awards for 2013 were $25.1 billion compared to $27.1 billion in 2012 and $26.9 billion in 2011. The major contributors of new award activity for all three years were the Oil & Gas and Industrial & Infrastructure segments. Approximately 63 percent of consolidated new awards for 2013 were for projects located outside of the United States.

        Consolidated backlog was $34.9 billion as of December 31, 2013, $38.2 billion as of December 31, 2012, and $39.5 billion as of December 31, 2011. The Oil & Gas and Industrial & Infrastructure segments made up the vast majority of backlog for all three years. The lower backlog at the end of 2013 was directly attributable to the work off of backlog outpacing new awards for the mining and metals business line of the Industrial & Infrastructure segment. As of December 31, 2013, approximately 64 percent of consolidated backlog related to projects located outside of the United States.

        For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see "— Segment Operations" and "— Corporate, Tax and Other Matters" below.

Discussion of Critical Accounting Policies

        The company's discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The company's significant accounting policies are described in the Notes to Consolidated Financial Statements. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available through the date of the issuance of the financial statements and, accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the Consolidated Financial Statements apply to the following critical accounting policies:

        Engineering and Construction Contracts    Contract revenue is recognized on the percentage-of-completion method based on contract cost incurred to date compared to total estimated contract cost. Contracts are generally segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. The percentage-of-completion method of revenue recognition requires the company to prepare estimates of cost to complete for contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. Pre-contract costs are expensed as incurred. The majority of the company's engineering and construction contracts provide for reimbursement of cost plus a fixed or percentage fee. As of December 31, 2013, 80 percent of the company's backlog was cost reimbursable while 20 percent was for fixed-price, lump-sum or guaranteed maximum contracts. In certain instances, the company provides guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentive fees or liquidated damages. In addition, increases in contract cost can result in non-recoverable cost which could exceed revenue realized from the projects. The company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the company's work on a project. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

        Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made claims against clients for cost incurred in excess of current contract provisions. The company recognizes revenue, but not profit, for certain significant claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Cost, but not profit, associated with unapproved change orders is accounted for in revenue when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable, but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only to the extent that costs associated with the claims or unapproved change orders have been incurred. There were no recognized claims against clients as of December 31, 2013. Recognized claims against clients amounted to $20 million as of December 31, 2012.

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. Although backlog reflects business that is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. As of December 31, 2013, the company began including the unfunded portion of multi-year government contract awards in its backlog to be more comparable to industry practice.

        Engineering and Construction Partnerships and Joint Ventures    Certain contracts are executed jointly through partnership and joint venture arrangements with unrelated third parties. Generally, these arrangements are characterized by a 50 percent or less ownership interest that requires only a small initial investment. The arrangements are often formed for the single business purpose of executing a specific project and allow the company to share risks and secure specialty skills required for project execution.

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

        For partnerships and joint ventures in the construction industry, unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. At times, the cost and equity methods of accounting are also used, depending on the company's respective ownership interest, amount of influence in the VIE and other factors. The most significant application of the proportionate consolidation method is in the Oil & Gas, Industrial & Infrastructure and Government segments.

        Goodwill and Intangible Assets    Goodwill is not amortized but is subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. When testing goodwill for impairment, the company first compares the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to measure the amount of potential impairment. In the second step, the company compares the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. During 2013, the company completed its annual goodwill impairment tests in the first quarter and determined that none of the goodwill was impaired because the fair value of each reporting unit substantially exceeded its carrying amount.

        Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. As of December 31, 2013, none of the company's intangible assets with indefinite lives were impaired. Intangible assets with finite lives are amortized on a straight-line basis over the useful lives of those assets, ranging from one year to ten years.

        Deferred Taxes and Uncertain Tax Positions    Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. As of December 31, 2013, the company had deferred tax assets of $734 million which were partially offset by a valuation allowance of $245 million and further reduced by deferred tax liabilities of $103 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. The allowance for 2013 primarily relates to the deferred tax assets on certain net operating loss carryforwards for U.S. and non-U.S. subsidiaries and certain reserves on investments. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company's effective tax rate on future earnings.

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

        Retirement Benefits    The company accounts for its defined benefit pension plans in accordance with ASC 715-30, "Defined Benefit Plans — Pension." As required by ASC 715-30, the unfunded or overfunded projected benefit obligation is recognized in the company's financial statements. Assumptions concerning discount rates, long-term rates of return on plan assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Assuming no changes in current assumptions, the company expects to fund between $30 million and $60 million for the calendar year 2014, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by

25 basis points, plan liabilities for the U.S. and non-U.S. plans would increase by approximately $16 million and $42 million, respectively.

Segment Operations

        The company provides professional services on a global basis in the fields of engineering, procurement, construction, fabrication and modularization, commissioning, maintenance and project management. The company is organized into five principal business segments: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. For more information on the business segments see "Item 1. — Business" above.

Oil & Gas

        Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Year Ended December 31,
(in millions)	2013	2012	2011

Revenue	$11,519.8	$9,513.9	$7,961.7
Segment profit	441.1	334.7	275.6

        Revenue in 2013 increased 21 percent compared to 2012, primarily driven by higher project execution activities for various upstream and petrochemical projects in different regions. Major contributors to the increase included an oil sands facility in Canada, a coal bed methane project in Australia and a grassroots petrochemical project in the Middle East. This revenue growth was partially offset by reduced volume on certain projects at or near substantial completion, including two oil refineries in the United States and upstream services for two other Canadian oil sands projects. Revenue for 2012 increased nearly 20 percent compared to 2011 as a result of broad-based growth in the segment, including the coal bed methane gas project in Australia, the petrochemical complex in the Middle East and a major mine replacement project in Canada.

        Segment profit in 2013 increased 32 percent compared to 2012 primarily due to the project execution activities driving the revenue growth discussed above, as well as contributions from two petrochemical projects in North America, a gas processing project in Kazakhstan and an upstream project in Russia. Segment profit in 2012 increased 21 percent compared to 2011 and was driven by the same projects responsible for the revenue growth, including higher contributions from the coal bed methane gas project in Australia, as well as numerous other geographically dispersed projects.

        Segment profit margin was 3.8 percent in 2013, compared to 3.5 percent in both 2012 and 2011. The current year improvement is predominantly due to the factors discussed above that resulted in increases in revenue and segment profit and reflects greater leverage of segment overhead compared to the prior years.

        New awards in the Oil & Gas segment were $12.9 billion in 2013, $12.6 billion in 2012, and $8.3 billion in 2011. New awards in 2013 included two petrochemical facilities in North America, an upstream project in Russia, a grassroots upgrader project in Canada and additional releases on a gas processing project in Kazakhstan. New awards in 2012 included an oil sands bitumen processing facility in Canada, the gas processing project in Kazakhstan and a petrochemicals complex in the United States. New awards in 2011 included a petrochemicals complex in the Middle East and upstream services associated with an oil sands bitumen processing facility in Canada.

        Backlog for the Oil & Gas segment was $20.0 billion as of December 31, 2013 compared to $18.2 billion as of December 31, 2012 and $15.1 billion as of December 31, 2011. The higher ending backlog for the two most recent years is reflective of the higher levels of new award activity for those years. Although market conditions remain competitive, there is continued demand for new capacity in oil and gas production and petrochemicals. The segment remains well positioned for new project activity in these markets. The competitive environment is expected to continue and, in certain cases, may result in more lump-sum project execution.

        Total assets in the segment were $1.6 billion as of December 31, 2013 and $1.7 billion as of December 31, 2012.

Industrial & Infrastructure

        Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Year Ended December 31,
(in millions)	2013	2012	2011

Revenue	$11,081.7	$13,237.8	$10,705.5
Segment profit	476.0	176.5	418.9

        Revenue in 2013 decreased 16 percent compared to 2012 and revenue in 2012 increased 24 percent from 2011, primarily due to changes in volume in the mining and metals business line.

        Segment profit and segment profit margin increased significantly in 2013 compared to 2012 primarily because the prior year results included a $416 million pre-tax charge in the fourth quarter of 2012 due to an unexpected adverse decision in the arbitration proceedings related to the company's claims for additional compensation on the Greater Gabbard Project. Contributions to segment profit in 2013 by the mining and metals business line declined 25 percent compared to the prior year as a result of the aforementioned decrease in revenue in the current year. The reduced contributions by the mining and metals business line were partially offset by improved performance in the industrial services business line and positive contributions totaling $61 million for the achievement of key milestones and the successful closeout of three domestic transportation projects. The 2012 Greater Gabbard Project charge was somewhat offset by the favorable impact on segment profit of the substantially higher level of project execution activities related to the growth in the mining and metals business line during that year, also noted above, and a pre-tax gain of $43 million on the October 2012 sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom that was formed in connection with the development and construction of a previously completed project. Segment profit for 2012 also included positive contributions from various infrastructure projects, including $21 million due to the achievement of significant progress milestones on one project, $20 million as an infrastructure road project neared completion, and $19 million for fees earned at financial closing for another infrastructure road project.

        Segment profit and segment profit margin decreased substantially in 2012, compared to 2011 as a result of the Greater Gabbard charge in the fourth quarter of 2012, as discussed previously. The impact of this charge on 2012 segment profit and segment profit margin was mitigated somewhat by the positive profit contributors that are discussed in the previous paragraph. During 2011, the segment recorded charges totaling $60 million for the Greater Gabbard Project due to increased costs associated with project execution activities. These charges were largely offset by positive contributions from other projects in the segment during the year, including $20 million for forecast adjustments due to the achievement of progress milestones on two infrastructure road projects, $11 million from the closeout of an infrastructure project, $11 million of costs recovered in a settlement with a bankrupt client for a fixed-price infrastructure joint venture project discussed in more detail below, and $10 million related to the favorable resolution of certain disputed items and the achievement of incentive targets on a mining project.

        New awards in the Industrial & Infrastructure segment were $6.6 billion during 2013, $10.4 billion during 2012 and $13.3 billion during 2011. New awards in 2013 included the Tappan Zee Bridge project in New York, a road project in Texas and a new award for the continued expansion of a large copper project in Peru. New awards in 2012 included additional scope for an iron ore joint venture project in Western Australia, copper mining projects in Peru and the United States and a managed toll lane project in Virginia. New awards in 2011 included $6.2 billion for ongoing iron ore work in Australia, as well as a major copper project in Peru. The year-to-year decrease in new awards since 2011 is primarily attributable to the mining and metals business line. This decline is attributable to the deferral of major capital investment decisions by some mining customers due to project cost escalation, softening commodity demand and project-specific circumstances. The timing of when capital investment by these mining customers could resume is uncertain, and the weakened mining market conditions could be prolonged.

        Ending backlog for the segment decreased to $10.5 billion for 2013 from $17.2 billion for 2012 and $21.5 billion for 2011. The decline in 2013 and 2012 backlog was due to the work off of backlog outpacing the reduced new award activity in the mining and metals business and the cancellations of a mining project during the fourth quarter of 2013 totaling $1.8 billion and two mining projects during the third quarter of 2012 totaling $2.0 billion.

        Total assets in the Industrial & Infrastructure segment were $910 million as of December 31, 2013 and $752 million as of December 31, 2012. This increase in the segment's total assets in 2013 was primarily attributed to an increase in contract work in progress associated with the timing of billings for certain projects.

Government

        Revenue and segment profit for the Government segment are summarized as follows:

	Year Ended December 31,
(in millions)	2013	2012	2011

Revenue	$2,749.1	$3,304.7	$3,398.2
Segment profit	161.4	149.7	145.5

        Revenue in 2013 decreased 17 percent compared to 2012, primarily due to the reduction in project execution activities associated with the closure of bases for the Logistics Civil Augmentation Program ("LOGCAP IV") for the United States Army in Afghanistan. Also contributing to the revenue decline was a reduction in project execution activities at the Savannah River Site Management and Operating Project (the "Savannah River Project") in South Carolina, which was mostly attributable to the 2012 close-out of the American Recovery and Reinvestment Act ("ARRA") funded work at the site. The U.S. government's March 1, 2013 budget sequestration, which was lifted in June 2013, contributed to the revenue decline for the non-ARRA work at the Savannah River Project when compared to the prior year. Revenue in 2012 decreased slightly compared to 2011, primarily due to the previously mentioned close-out of the ARRA funded work at the Savannah River Project in late 2012.

        Segment profit for 2013 increased eight percent compared to 2012. The company favorably resolved challenges with the U.S. government as to the reimbursability of certain costs that were incurred during 2006 - 2013, resulting in contributions to segment profit of $31 million in the fourth quarter of 2013. Also in the fourth quarter of 2013, segment profit was increased by $11 million as the result of a favorable court ruling that resolved certain disputed items related to 2001-2007, and segment profit was increased by $15 million for the closeout and final disposition of other matters. Segment profit for 2013 also benefitted from changing the LOGCAP IV award fee to a fixed fee at the end of 2012 and the positive impact of negotiations in the first quarter of 2013 related to the close-out of prior year indirect rates. The positive impact of the above items more than offset the reduction of segment profit that resulted from the reduced volume for LOGCAP IV and the ARRA work. Segment profit in 2013 included a $17 million charge related to an adverse judgment associated with the company's final claim on an embassy project, while segment profit in 2012 was reduced for a $13 million charge associated with a claim on another embassy project as the result of an adverse judgment in the first quarter of 2012. Segment profit during 2012 increased three percent compared to 2011. This modest improvement was primarily due to additional contributions from project execution activities on LOGCAP IV task orders, which more than offset charges totaling $13 million related to the charge on the embassy project noted above. Also affecting segment profit in 2012 was the change of the LOGCAP IV award fee to a fixed fee, also mentioned previously, and the resolution of certain open contract issues for the project that allowed the company to recognize additional segment profit of $17 million in the fourth quarter of 2012, which largely offset the impact of an unexpected lower award fee for LOGCAP IV in the third quarter of 2012.

        Segment profit margin was 5.9 percent, 4.5 percent and 4.3 percent for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in 2013 was primarily due to the aforementioned favorable resolution of certain items with the U.S. government, as well as the impact of the other factors discussed above that contributed to the change in revenue and segment profit, including the expiration of the statute of limitations for certain exposures.

        As of December 31, 2013, the company began including the unfunded portion of multi-year government contract awards in its backlog to be more comparable to industry practice. As a result of this change, total new awards and backlog included $983 million of unfunded government contracts as of December 31, 2013.

        New awards were $4.1 billion during 2013, $3.2 billion during 2012 and $3.7 billion during 2011. The higher new awards in 2013 included the unfunded portion of multi-year contract awards, as discussed in the previous paragraph. Both 2013 and 2012 new award levels reflected a reduction in LOGCAP IV new award activity and lower new awards for the gaseous diffusion plant contract for the Department of Energy in Portsmouth, Ohio. Since 2011 was the initial year of the contract at Portsmouth, new awards included amounts for both a transition period and the project's annual funding.

        Backlog was $2.4 billion as of December 31, 2013, $1.0 billion as of December 31, 2012 and $1.1 billion as of December 31, 2011. Backlog at the end of 2013 included $983 million of unfunded backlog that resulted from the change in the way the segment now reports backlog, as described above. Also, the backlog for LOGCAP IV as of December 31, 2013 was somewhat higher than what it was at the end of the two prior years as current year new awards for the project outpaced the level of project execution activities for the year.

        Total assets in the Government segment decreased to $581 million as of December 31, 2013 from $827 million as of December 31, 2012 primarily due to a reduction in project working capital to support the declining volume of LOGCAP IV project execution activities.

Global Services

        Revenue and segment profit for the Global Services segment are summarized as follows:

	Year Ended December 31,
(in millions)	2013	2012	2011

Revenue	$611.8	$679.6	$572.6
Segment profit	119.7	125.4	122.2

        Revenue in 2013 decreased ten percent compared to 2012 mostly due to the equipment business line's reduced volume of activity in Mexico, the Middle East and North America. In addition, 2012 revenue included a one-time sale of equipment in Peru. Offsetting some of the overall decline in revenue for 2013 were revenue increases in Africa (as the result of the acquisition of an equipment company in the third quarter of 2012), the equipment business line's operations in Chile and the temporary staffing business line. Revenue in 2012 increased 19 percent compared to 2011, primarily due to the equipment business line's increased volume of activity in South America (including the one-time sale of equipment in Peru) and its operations in Mexico and Canada. The temporary staffing business line also contributed to the revenue increase due to improvement in its European and North American operations.

        Segment profit in 2013 decreased slightly compared to 2012, as improved contributions from the temporary staffing business line were more than offset by reduced contributions from the other business lines. Segment profit during 2012 increased a modest three percent compared to 2011 due to improved performance in the temporary staffing business line.

        Segment profit margin was 19.6 percent, 18.5 percent and 21.3 percent for the years ended December 31, 2013, 2012 and 2011, respectively. The small variations from year to year were primarily attributable to the factors discussed above that affected revenue and segment profit. Other factors affecting segment profit margin were the favorable resolution of disputed amounts in the equipment and temporary staffing business lines in 2013, the negative effect of the equipment business line's demobilization and equipment sales activities related to Iraq in 2012 and strong performance in Afghanistan in 2011.

        The equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

        Total assets in the Global Services segment were $759 million as of December 31, 2013 and $769 million as of December 31, 2012.

Power

        Revenue and segment profit (loss) for the Power segment are summarized as follows:

	Year Ended December 31,
(in millions)	2013	2012	2011

Revenue	$1,389.2	$841.1	$743.4
Segment profit (loss)	11.7	(16.9)	81.1

        Revenue in 2013 was 65 percent higher compared to 2012, primarily attributable to a significant increase in project execution activities for a solar power project in the western United States and two gas-fired power plant projects in Texas and Virginia. Offsetting some of the revenue increase in the current year was reduced volume on certain domestic projects progressing towards completion. Revenue in 2012 was 13 percent higher compared to 2011, primarily attributable to projects awarded in 2011 and 2012, including a solar power project and the Texas gas-fired power plant project, both mentioned above, and another solar project in the western United States. The 2011 period included revenue for several projects which have since been completed, including gas-fired power plants in Texas, Virginia and Georgia.

        Segment profit and segment profit margin for 2013 increased significantly compared to 2012 principally due to increased contributions from the aforementioned solar power project in the western United States and a decrease in expenses associated with the company's continued investment in NuScale, a small modular nuclear reactor technology company, in which the company acquired a majority interest in late 2011. Offsetting some of this current improvement in segment profit were reduced contributions for certain domestic projects progressing towards completion, noted above. Segment profit and segment profit margin for 2012 declined significantly compared to 2011, principally due to reduced contributions from several completed projects, including the gas-fired power plants in Texas and Virginia, and an increase in expenses associated with NuScale. The 2011 period included a charge of $13 million associated with cost overruns on a gas-fired power plant project in Georgia. The operations of NuScale are primarily for research and development activities. Although part of the Power segment, these activities could provide future benefits to both commercial and government clients. Expenses associated with NuScale were $53 million, $63 million and $7 million for 2013, 2012 and 2011, respectively.

        The Power segment continues to be impacted by relatively weak demand for new power generation. Market segments that are best suited to yield new near-term opportunities include gas-fired combined cycle generation, renewable energy, regional transmission feasibility studies and additions, and air emissions compliance projects for existing coal-fired power plants. New awards of $1.5 billion in 2013 included a natural gas-fired power plant project in Virginia. New awards of $884 million in 2012 included a solar power project in the western United States. New awards of $1.6 billion in 2011 included an air emissions control construction program for Luminant, a gas-fired power plant project in Texas, and a solar power project in the western United States.

        Backlog was $2.0 billion as of December 31, 2013, $1.9 billion as of December 31, 2012 and $1.8 billion as of December 31, 2011.

        Total assets in the Power segment were $155 million as of December 31, 2013 and $121 million as of December 31, 2012. The increase in the segment's total assets in 2013 was attributed to an increase in project working capital.

Corporate, Tax and Other Matters

        Corporate    For the three years ended December 31, 2013, 2012, and 2011, corporate general and administrative expenses were $175 million, $151 million and $163 million, respectively. The 16 percent increase in 2013 corporate general and administrative expenses compared to 2012 was primarily the result of higher stock price driven compensation expense. The eight percent reduction in 2012 corporate general and administrative expenses compared to 2011 was primarily the result of lower executive bonuses and reduced foreign currency losses.

        Net interest expense was $12 million for the year ended December 31, 2013 compared to net interest expense of $0.5 million for the year ended December 31, 2012 and net interest income of $16 million for the year ended December 31, 2011. Net interest expense in both 2013 and 2012 included interest on $500 million of 3.375% Senior Notes that were issued in September 2011. However, the company earned more interest income during 2012 compared to 2013 primarily due to larger cash balances in certain international locations that earn higher yields. Interest expense was considerably higher in 2012 compared to 2011 as a result of the issuance of the 3.375% Senior Notes.

        Tax    The effective tax rate was 30.1 percent, 22.1 percent and 30.3 percent for 2013, 2012 and 2011, respectively. The 2013 rate was favorably impacted by research tax credits and the domestic production activities deduction, partially offset by a foreign loss without a tax benefit. The 2012 rate was favorably impacted by the release of previously unrecognized tax benefits of $13 million related to a settlement with the IRS for tax years 2003 through 2005, as well as the net reduction of tax reserves totaling $30 million attributable to a variety of domestic and international disputed items, including the resolution of an uncertainty associated with a prior year tax restructuring. The 2011 rate was favorably impacted by the release of previously unrecognized tax benefits related to the expiration of statutes of limitations and the resolution of various disputed items.

Litigation and Matters in Dispute Resolution

        See "13. Contingencies and Commitments" below in the Notes to Consolidated Financial Statements.

Liquidity and Financial Condition

        Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit totaling $4.6 billion, which may be used for revolving loans, letters of credit and/or general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $3.6 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company's conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the capital markets. As of December 31, 2013, the company was in compliance with all its covenants related to its debt agreements. The company's total debt to total capitalization ("debt-to-capital") ratio as of December 31, 2013 was 12.3 percent compared to 13.9 percent as of December 31, 2012.

Cash Flows

        Cash and cash equivalents were $2.3 billion as of December 31, 2013 compared to $2.2 billion as of December 31, 2012. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.7 billion as of December 31, 2013 and $2.6 billion as of December 31, 2012. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company's global project execution activities. As of December 31, 2013 and 2012, non-U.S. cash and cash equivalents amounted to $1.1 billion and $1.3 billion, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in short-term, offshore time deposits, for which there is unrestricted access. The company did not consider any cash to be permanently reinvested overseas as of December 31, 2013 and 2012 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

Operating Activities

        Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities which consist primarily of working capital balances. Working capital levels vary from year to year and are primarily affected by the company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of engineering and construction projects, as well as the company's execution of its projects within budget. Working capital requirements also vary by project. For example, accounts receivable and contract work in progress relate to clients in various industries and locations throughout the world. Most contracts require payments as the projects progress. The company evaluates the counterparty credit risk of third parties as part of its project risk review process and in determining the appropriate level of reserves. The company maintains adequate reserves for potential credit losses and generally such losses have been minimal and within management's estimates. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. As a result, the company's cash position is reduced as customer advances are worked off, unless they are replaced by advances on other projects. The company maintains cash reserves and borrowing facilities to provide additional working capital in the event that a project's net operating cash outflows exceed its available cash balances.

        During 2013, working capital increased primarily due to a decrease in accounts payable, partially offset by a decrease in contract work in progress. Significant drivers of these fluctuations were:

  •
  Decreases in accounts payable in the Oil & Gas and Government segments that were partially offset by an increase in the Industrial & Infrastructure segment. The lower accounts payable balance in 2013 resulted primarily from normal invoicing and payment activities. A significant contributor to the decrease in accounts payable in the Oil & Gas segment was an oil sands facility project in Canada. A significant contributor to the decrease in accounts payable in the Government segment was the LOGCAP IV project.

  •
  Decreases in contract work in progress in the Oil & Gas and Government segments that were partially offset by an increase in the Industrial & Infrastructure segment. These fluctuations primarily resulted from normal project execution activities. A significant contributor to the decrease in contract work in progress in the Oil & Gas segment was the oil sands facility project in Canada, and a significant contributor to the decrease in contract work in progress in the Government segment was the LOGCAP IV project. The increase in contract work in progress in the Industrial & Infrastructure segment was primarily due to the timing of billing activities for certain projects.

        During 2012, working capital increased primarily due to an increase in prepaid income taxes and a decrease in advance billings in the Oil & Gas segment, partially offset by an increase in accounts payable in the Oil & Gas segment and a slight overall decrease in contract work in progress. The decrease in advance billings during 2012 resulted primarily from normal project execution activities associated with a coal bed methane gas project in Australia. The higher accounts payable balance during 2012 resulted primarily from normal invoicing and payment activities associated with a major mine replacement project in Canada and the coal bed methane gas project in Australia. A decrease in contract work in progress in the Industrial & Infrastructure segment, which resulted primarily from the charge on the Greater Gabbard Project, was substantially offset by increases in contract work in progress in the Oil & Gas and Government segments, which resulted from normal project execution activities associated with numerous projects in those segments.

        During 2011, working capital decreased primarily due to a decrease in prepaid income taxes and increases in both advance billings and accounts payable in the Oil & Gas segment, partially offset by increases in contract work in progress. The increases in advance billings and accounts payable during 2011 resulted primarily from normal project execution activities associated with numerous projects. The increase in contract work in progress during 2011 resulted from normal project execution activities associated with numerous projects, as well as amounts funded for losses and a claim on the Greater Gabbard Project.

        Cash provided by operating activities was $789 million, $628 million and $890 million in 2013, 2012 and 2011, respectively. The improvement in cash flows from operating activities in 2013 was primarily attributable to an overall increase in earnings sources. The decrease in cash flows from operating activities in 2012 compared to 2011 was primarily attributable to the significant increase in working capital during 2012 compared to the relatively small decrease in working capital during 2011, which are discussed in the preceding paragraphs.

        The company had net cash outlays of $7 million, $175 million and $382 million during 2013, 2012, and 2011, respectively, to fund the project execution activities for the now completed Greater Gabbard Project.

        Income tax payments were $269 million, $294 million and $177 million in 2013, 2012 and 2011, respectively. The company incurred higher tax payments in foreign jurisdictions in 2012.

        Cash from operating activities is used to provide contributions to the company's defined contribution and defined benefit pension plans. Contributions into the defined contribution plans during 2013, 2012 and 2011 were $151 million, $144 million and $101 million, respectively. The company contributed approximately $13 million, $57 million and $122 million into its defined benefit pension plans during 2013, 2012 and 2011, respectively. Company contributions to defined benefit pension plans were lower during 2013 due to improved financial market conditions. Contributions to defined benefit pension and defined contribution plans during 2012 were principally affected by certain U.S. plan amendments that increased employer contributions to the primary U.S. defined contribution plan and reduced contributions to the U.S. defined benefit pension plan. These amendments included the freezing of the accrual of future service-related benefits for certain eligible participants of the defined benefit pension plans in the United States. As of December 31, 2013, 2012 and 2011, plan assets of all of the company's more significant benefit plans exceeded accumulated benefit obligations.

Investing Activities

        Cash utilized by investing activities amounted to $235 million, $38 million and $436 million during 2013, 2012 and 2011, respectively. The primary investing activities included purchases, sales and maturities of marketable securities, capital expenditures, disposals of property, plant and equipment, investments in partnerships and joint ventures and business acquisitions. Investing activities in 2013 also included the consolidation of a VIE that had previously been accounted for using the proportionate consolidation method in which cash for this VIE was not required to be consolidated. The VIE's cash balance of $25 million was fully consolidated as of January 1, 2013. Investing activities in 2012 included proceeds of $55 million from the sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom.

        The company holds cash in bank deposits and marketable securities which are governed by the company's investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During 2013 and 2011, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $10 million and $133 million, respectively. During 2012, proceeds from sales and maturities of marketable securities exceeded purchases by $143 million. The company held current and noncurrent marketable securities of $461 million and $455 million as of December 31, 2013 and 2012, respectively.

        Capital expenditures of $288 million, $255 million and $338 million during 2013, 2012 and 2011, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment, as well as expenditures for land and facilities and investments in information technology. Proceeds from disposal of property, plant and equipment of $74 million, $78 million and $54 million during 2013, 2012 and 2011, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment.

        During 2013, the company paid $15 million to acquire a Virginia-based construction company and $8 million to acquire an Australian-based company that specializes in fabrication and pressure welding. During 2012, the company paid $19 million to acquire an equipment company in Mozambique. During 2011, the company paid $27 million to acquire controlling interests in both NuScale Power, LLC ("NuScale"), an Oregon-based designer of small modular nuclear reactors, and Goar, Allison & Associates, a Texas-based provider of sulfur technologies for upstream gas plants, downstream refineries and gasification. The company continues to make investments in partnerships or joint ventures primarily for the execution of single contracts or projects. Investments in unconsolidated partnerships and joint ventures were $27 million, $31 million and $8 million in 2013, 2012 and 2011, respectively.

        During 2013, NuScale received notification from the U.S. Department of Energy ("DOE") that it is one of two companies that have qualified to receive matching funding under the DOE's Small Modular Reactor Licensing Technical Support program. NuScale's share of the $452 million of total matching funding authorized under this program has not yet been determined.

Financing Activities

        Cash utilized by financing activities during 2013, 2012 and 2011 of $370 million, $617 million and $396 million, respectively, included company stock repurchases, company dividend payments to stockholders, proceeds from the issuance of senior notes, repayments of debt and distributions paid to holders of noncontrolling interests.

        The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares in open market or privately negotiated transactions at the company's discretion. The company repurchased 2,591,557 shares, 7,409,200 shares and 10,050,000 shares of common stock under its current and previously authorized stock repurchase programs resulting in cash outflows of $200 million, $389 million and $640 million in 2013, 2012 and 2011, respectively. As of December 31, 2013, 9.2 million shares could still be purchased under the existing stock repurchase program. On February 6, 2014, the Board of Directors approved an increase of 6.0 million shares to the share repurchase program.

        During 2013, the company's Board of Directors authorized the payment of quarterly dividends of $0.16 per share (compared to quarterly dividends of $0.16 per share in 2012 and $0.125 per share in 2011). Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. However, dividends declared in the fourth quarter of 2012 were paid in December 2012. The payment and level of future cash dividends is subject to the discretion of the company's Board of Directors. Dividends of $79 million, $129 million and $88 million, were paid during 2013, 2012 and 2011, respectively. On February 6, 2014, the Board of Directors voted to increase the quarterly dividend to $0.21 per share from $0.16 per share.

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

        In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the "2004 Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the 2004 Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible during any fiscal quarter if the closing price of the company's common stock for at least 20 trading days in the 30 consecutive trading day-period ending on the last trading day of the previous fiscal quarter is greater than or equal to 130 percent of the conversion price in effect on that 30th trading day (the "trigger price"). The trigger price was $35.45 as of December 31, 2013, but is subject to adjustment as outlined in the indenture. The trigger price condition was satisfied during the fourth quarter of 2013 and 2012 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2013 and 2012. During 2013, holders converted less than $1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,562 shares of the company's common stock. During 2012, holders converted $1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 18,899 shares of the company's common stock. During 2011, holders converted $77 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,678,095 shares of the company's common stock. The company does not know the timing or principal amount of the remaining 2004 Notes that may be presented for conversion by the holders in the future. Holders of the 2004 Notes will be entitled to require the company to purchase all or a portion of their 2004 Notes at 100 percent of the principal amount plus unpaid interest on February 15, 2019. The 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company's common stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion. The carrying value of the 2004 Notes was $18 million as of both December 31, 2013 and 2012.

        In the first quarter of 2013, the company redeemed its 5.625% Municipal Bonds for $18 million, or 100% of their principal amount, and also paid $9 million on the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

        Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $125 million, $101 million and $104 million in 2013, 2012 and 2011, respectively. Distributions in all three years primarily related to an iron ore joint venture project in Australia (see "14. Variable Interest Entities" below in the Notes to Consolidated Financial Statements). Capital contributions by joint venture partners were $2 million, $3 million and $23 million in 2013, 2012 and 2011, respectively. Capital contributions in 2011 represent the funding of a joint venture that is providing services to the Department of Energy under a contract for a gaseous diffusion plant in Portsmouth, Ohio.

Effect of Exchange Rate Changes on Cash

        Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During 2013 and 2011, most major foreign currencies weakened against the U.S. dollar. As a result, the company had unrealized translation losses of $56 million and $31 million in 2013 and 2011, respectively, related to cash held by foreign subsidiaries. During 2012, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $20 million in 2012 related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company's exposure to realized exchange gains and losses is generally mitigated.

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

        In conjunction with entering into the Credit Facility, the company also amended its existing $1.2 billion Revolving Performance Letter of Credit Facility ("PLOC Facility") dated December 14, 2010. The cap on the PLOC Facility for the aggregate amount of debt for the company subsidiaries was increased from $500 million to $600 million subject to certain conditions.

        As of December 31, 2013, the company had a combination of committed and uncommitted lines of credit that totaled $4.6 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. Letters of credit are provided in the ordinary course of business primarily to indemnify the company's clients if the company fails to perform its obligations under its contracts. As of December 31, 2013, $1.0 billion in letters of credit were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are also used as a form of credit enhancement.

Guarantees, Inflation and Variable Interest Entities

  Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $7.8 billion as of December 31, 2013. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of December 31, 2013 and 2012 in accordance with ASC 460, "Guarantees" and the carrying value of the liability was not material.

        Financial guarantees, made in the ordinary course of business under certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.

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

Contractual Obligations

        Contractual Obligations as of December 31, 2013 are summarized as follows:

		Payments Due by Period

Contractual Obligations	Total	1 year or less	2–3 years	4–5 years	Over 5 years

(in millions)
Debt:
3.375% Senior Notes	$497	$—	$—	$—	$497
1.5% Convertible Senior Notes	18	18	—	—	—
Other borrowings	11	11	—	—	—
Interest on debt obligations(1)	131	18	34	34	45
Operating leases(2)	274	54	94	58	68
Capital leases	19	6	9	4	—
Uncertain tax positions(3)	40	—	—	—	40
Joint venture contributions	36	16	20	—	—
Pension minimum funding(4)	55	11	22	22	—
Other post-employment benefits	27	5	8	6	8
Other compensation-related obligations(5)	460	41	73	30	316

Total	$1,568	$180	$260	$154	$974

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

(3)
Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. The total amount of the accrual for uncertain tax positions related to the company's effective tax rate is included in the "Over 5 years" column as the company is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

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

        The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currency in which cost is incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. However, in cases where revenue and expenses are not denominated in the same currency, the company hedges its exposure, if material and if an efficient market exists, as discussed below.

        The company utilizes derivative instruments to mitigate certain financial exposures, including currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility. As of December 31, 2013, the company had foreign exchange forward contracts of less than one year duration and a total gross notional amount of $104 million. As of December 31, 2013, the company had commodity swap contracts of less than four years duration and a total gross notional amount of $12 million. The company's historical gains and losses associated with derivative instruments have typically been immaterial, and have largely mitigated the exposures being hedged. The company does not enter into derivative transactions for speculative purposes.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of December 31, 2013, which is the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

        In connection with the preparation of the company's annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 1992 COSO framework). Management's assessment included an evaluation of the design of the company's internal control over financial reporting and testing of the operational effectiveness of the company's internal control over financial reporting. Based on this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2013.

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

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Fluor Corporation

        We have audited Fluor Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Fluor Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fluor Corporation as of December 31, 2013 and 2012 and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2013 of Fluor Corporation and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Dallas, Texas
February 18, 2014

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

        The following information is being furnished with respect to the company's executive officers as of December 31, 2013:

Name	Age	Position with the Company(1)
Ray F. Barnard	55	Senior Vice President, Information Technology & Execution Services
Stephen B. Dobbs	57	Group President, Industrial & Infrastructure
David R. Dunning	62	Group President, Business Development & Strategy
Garry W. Flowers	62	Group President, Global Services
Glenn C. Gilkey	55	Senior Vice President, Human Resources and Administration
Kirk D. Grimes	56	Group President, Supply Chain
Carlos M. Hernandez	59	Senior Vice President, Chief Legal Officer and Secretary
Peter Oosterveer	56	Group President, Oil & Gas
Biggs C. Porter	60	Senior Vice President and Chief Financial Officer
David T. Seaton	52	Chairman and Chief Executive Officer
Gary G. Smalley	55	Senior Vice President and Controller
Bruce A. Stanski	53	Group President, Government

(1)
All references are to positions held with Fluor Corporation. All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors.

  Ray F. Barnard

        Mr. Barnard has been Senior Vice President, Information Technology & Execution Services since January 2013. Prior to that, he was Senior Vice President, Information Technology since February 2002. Mr. Barnard joined the company in 2002.

  Stephen B. Dobbs

        Mr. Dobbs has been Group President, Industrial & Infrastructure since January 2012. Prior to that, he was Senior Group President, Industrial & Infrastructure and Global Services from March 2009 to January 2012; Senior Group President, Industrial & Infrastructure, Government and Global Services from March 2007 to March 2009; Group President, Industrial & Infrastructure from September 2005 to March 2007; President, Infrastructure from 2002 to September 2005; and President, Transportation from 2001 to 2002. Mr. Dobbs joined the company in 1980.

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

  Garry W. Flowers

        Mr. Flowers has been Group President, Global Services since January 2012. Mr. Flowers has led HSE, Security and Industrial Relations since November 2003. From September 2009 to January 2012, he was President and CEO of Savannah River Nuclear Solutions, LLC, which contracts with the U.S. government for operations and maintenance of the Savannah River nuclear site. Prior to that, Mr. Flowers was Senior Vice President, HSE, Security and Industrial Relations from November 2003 to September 2009; and Vice President, Industrial Relations from December 1995 to November 2003. Mr. Flowers joined the company in 1978.

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

  Peter Oosterveer

        Mr. Oosterveer has been Group President, Oil & Gas since March 2009. Prior to that, he was Senior Vice President, Business Line Lead — Chemicals from February 2007 to March 2009; Vice President, Business Line Lead — Chemicals from September 2005 to February 2007; and Vice President, Operations from October 2002 to September 2005. Mr. Oosterveer joined the company in 1989.

  Biggs C. Porter

        Mr. Porter has been Senior Vice President and Chief Financial Officer since May 2012. Prior to joining the company in 2012, he was Chief Financial Officer of Tenet Healthcare, Inc. from June 2006 to March 2012. Mr. Porter joined the company in April 2012.

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

Corporate Governance

        We have adopted Corporate Governance Guidelines, which are available on our website at www.fluor.com under the "Sustainability" portion of our website under the heading "Corporate Governance Documents" filed under "Governance."

Additional Information

        The additional information required by Item 401 of Regulation S-K is hereby incorporated by reference from the information contained in the section entitled "Election of Directors — Biographical Information, including Experience, Qualifications, Attributes and Skills" in our Proxy Statement for our 2014 annual meeting of stockholders. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Information regarding the Audit Committee is hereby incorporated by reference from the information contained in the section entitled "Corporate Governance — Board of Directors Meetings and Committees — Audit Committee" in our Proxy Statement.

Item 11.    Executive Compensation

        Information required by this item is included in the following sections of our Proxy Statement for our 2014 annual meeting of stockholders: "Organization and Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation," as well as the related pages containing compensation tables and information, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table provides information as of December 31, 2013 with respect to the shares of common stock that may be issued under the Company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	2,964,707	$58.63	13,179,273
Equity compensation plans not approved by stockholders	—	—	—

Total	2,964,707	$58.63	13,179,273

(1)
Consists of the 2000 Restricted Stock Plan for Non-Employee Directors, under which no securities are currently issuable upon exercise of outstanding options, warrants or rights, but under which 190,808 shares remain available for future issuance; the 2003 Executive Performance Incentive Plan (the "2003 Plan"), under which 578,470 shares are currently issuable upon exercise of outstanding options, warrants and rights, but under which no shares remain available for future issuance; and the Amended and Restated 2008 Executive Performance Incentive Plan, under which 2,386,237 shares are currently issuable upon exercise of outstanding options, warrants and rights, and under which 12,988,465 shares remain available for issuance. The 2003 Plan was terminated when the company's 2008 Executive Performance Incentive Plan was approved by stockholders at the company's annual stockholders meeting in 2008.

        The additional information required by this item is included in the "Stock Ownership and Stock-Based Holdings of Executive Officers and Directors" and "Stock Ownership of Certain Beneficial Owners" sections of our Proxy Statement for our 2014 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item is included in the "Certain Relationships and Related Transactions" and "Board Independence" sections of the "Corporate Governance" portion of our Proxy Statement for our 2014 annual meeting of stockholders, which information is incorporated herein by reference.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this annual report on Form 10-K:

1.     Financial Statements:

        Our consolidated financial statements at December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K, beginning on page F-1.

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
10.1
Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.2
Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).

10.3	Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.4	Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.5	Fluor Executives' Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.6	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K filed on February 22, 2012).
10.7
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
10.9
Form of Compensation Award Agreements for grants under the Fluor Corporation 2003 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q filed on November 9, 2004).
10.10
Offer of Employment Letter dated May 7, 2001 from Fluor Corporation to D. Michael Steuert (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K filed on March 15, 2004).
10.11	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q filed on August 2, 2012).
10.12
Fluor Corporation 409A Deferred Directors' Fees Program, as amended and restated effective as of January 1, 2013 (incorporated by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K filed on February 20, 2013).
10.13	Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2014.*
10.14	Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 3, 2013).
10.15
Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.16	Retention Award granted to Stephen B. Dobbs on February 7, 2008 (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.17	Retention Award granted to David T. Seaton on February 7, 2008 (incorporated by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.18
Form of Stock Option Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).

10.19	Form of Restricted Stock Unit Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.20
Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.21
Form of Restricted Unit Award Agreement under the Fluor Corporation 2000 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q filed on August 4, 2011).
10.22
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
10.24
Revolving Loan and Letter of Credit Facility Agreement dated as of November 9, 2012, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (including schedules and exhibits thereto) (incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K filed on February 20, 2013).
10.25
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
10.26
Amendment No. 1 dated as of November 9, 2012 to that certain Revolving Performance Letter of Credit Facility Agreement dated as of December 14, 2010, among Fluor Corporation, the Lenders thereunder, and BNP Paribas, as Administrative Agent and an Issuing Lender (incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-K filed on February 20, 2013).
10.27	Retention Award granted to D. Michael Steuert on August 4, 2010 (incorporated by reference to Exhibit 10.34 to the registrant's Annual Report on Form 10-K filed on February 23, 2011).
10.28
Form of Value Driver Incentive Award Agreement (payable in shares) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.33 to the registrant's Quarterly Report on Form 10-Q filed on May 3, 2012).
10.29
Form of Option Agreement (with international grant language) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2011).

10.30	Form of Restricted Stock Unit Agreement (with international grant language) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2011).
10.31
Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2011).
10.32
Offer of Employment Letter dated January 9, 2009 from Fluor Corporation to Bruce A. Stanski (incorporated by reference to Exhibit 10.39 to the registrant's Annual Report on Form 10-K filed on February 22, 2012).
10.33	Offer of Employment Letter from Fluor Corporation to Biggs C. Porter (incorporated by reference to Exhibit 10.38 to the registrant's Quarterly Report on Form 10-Q filed on May 3, 2012).
10.34
Consulting Agreement between Fluor Corporation and D. Michael Steuert, dated May 11, 2012 (incorporated by reference to Exhibit 10.39 to the registrant's Quarterly Report on Form 10-Q filed on August 2, 2012).
10.35	Retention Award granted to Peter Oosterveer on December 11, 2009 (incorporated by reference to Exhibit 10.36 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2011).
10.36	Retention Award granted to David R. Dunning on September 26, 2013.*
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
New exhibit filed or furnished with this report.

        Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Balance Sheet at December 31, 2013 and December 31, 2012, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2013, 2012 and 2011.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ BIGGS C. PORTER Biggs C. Porter, Senior Vice President and Chief Financial Officer

February 18, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DAVID T. SEATON David T. Seaton	Chairman and Chief Executive Officer	February 18, 2014
Principal Financial Officer:
/s/ BIGGS C. PORTER Biggs C. Porter	Senior Vice President and Chief Financial Officer	February 18, 2014
Principal Accounting Officer:
/s/ GARY G. SMALLEY Gary G. Smalley	Senior Vice President and Controller	February 18, 2014
Other Directors:
/s/ PETER K. BARKER Peter K. Barker	Director	February 18, 2014
/s/ ALAN M. BENNETT Alan M. Bennett	Director	February 18, 2014
/s/ ROSEMARY T. BERKERY Rosemary T. Berkery	Director	February 18, 2014
/s/ PETER J. FLUOR Peter J. Fluor	Director	February 18, 2014
/s/ JAMES T. HACKETT James T. Hackett	Director	February 18, 2014

Signature	Title	Date

/s/ KENT KRESA Kent Kresa	Director	February 18, 2014
/s/ DEAN R. O'HARE Dean R. O'Hare	Director	February 18, 2014
/s/ ARMANDO J. OLIVERA Armando J. Olivera	Director	February 18, 2014
/s/ JOSEPH W. PRUEHER Joseph W. Prueher	Director	February 18, 2014
/s/ NADER H. SULTAN Nader H. Sultan	Director	February 18, 2014
/s/ LYNN C. SWANN Lynn C. Swann	Director	February 18, 2014
/s/ SUZANNE H. WOOLSEY Suzanne H. Woolsey	Director	February 18, 2014

FLUOR CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fluor Corporation

We have audited the accompanying consolidated balance sheets of Fluor Corporation as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fluor Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 18, 2014

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011

TOTAL REVENUE	$27,351,573	$27,577,135	$23,381,399
TOTAL COST OF REVENUE	25,986,382	26,692,138	22,232,483
OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	175,148	151,010	163,460
Interest expense	26,887	28,238	15,601
Interest income	(14,443)	(27,756)	(31,961)

Total cost and expenses	26,173,974	26,843,630	22,379,583

EARNINGS BEFORE TAXES	1,177,599	733,505	1,001,816
INCOME TAX EXPENSE	354,573	162,438	303,729

NET EARNINGS	823,026	571,067	698,087
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	155,315	114,737	104,359

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$667,711	$456,330	$593,728

BASIC EARNINGS PER SHARE	$4.11	$2.73	$3.44

DILUTED EARNINGS PER SHARE	$4.06	$2.71	$3.40

SHARES USED TO CALCULATE EARNINGS PER SHARE
Basic	162,566	167,121	172,501
Diluted	164,354	168,491	174,564

DIVIDENDS DECLARED PER SHARE	$0.64	$0.64	$0.50

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2013	2012	2011

NET EARNINGS	$823,026	$571,067	$698,087
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(46,901)	29,703	(40,118)
Ownership share of equity method investees' other comprehensive income (loss)	10,745	563	(23,791)
Defined benefit pension and postretirement plan adjustments	(5,573)	(91,155)	58,451
Unrealized gain (loss) on derivative contracts	1,384	1,298	(12,342)
Unrealized gain (loss) on available-for-sale securities	(778)	85	(445)

TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(41,123)	(59,506)	(18,245)

COMPREHENSIVE INCOME	781,903	511,561	679,842

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	154,543	113,789	109,095

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$627,360	$397,772	$570,747

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($488,426 and $411,550 related to variable interest entities ("VIEs"))	$2,283,582	$2,154,541
Marketable securities, current ($64,084 and $30,369 related to VIEs)	186,023	137,127
Accounts and notes receivable, net ($220,705 and $193,354 related to VIEs)	1,274,024	1,242,691
Contract work in progress ($238,895 and $221,897 related to VIEs)	1,740,821	1,942,679
Deferred taxes	245,796	249,839
Other current assets	273,437	367,260

Total current assets	6,003,683	6,094,137

PROPERTY, PLANT AND EQUIPMENT
Land	88,763	51,644
Buildings and improvements	458,582	453,484
Machinery and equipment	1,474,932	1,461,307
Construction in progress	51,601	17,329

	2,073,878	1,983,764
Less accumulated depreciation	1,106,925	1,032,509

Net property, plant and equipment ($87,774 and $105,692 related to VIEs)	966,953	951,255

OTHER ASSETS
Marketable securities, noncurrent	275,402	318,355
Goodwill	114,107	101,332
Investments	198,186	142,894
Deferred taxes	139,773	79,357
Deferred compensation trusts	388,408	332,904
Other	237,338	255,809

Total other assets	1,353,214	1,230,651

TOTAL ASSETS	$8,323,850	$8,276,043

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($311,892 and $295,972 related to VIEs)	$1,641,109	$1,954,108
Convertible senior notes, notes payable and other borrowings	29,839	20,792
Advance billings on contracts ($327,820 and $300,491 related to VIEs)	743,524	870,147
Accrued salaries, wages and benefits ($64,064 and $59,183 related to VIEs)	753,452	755,075
Other accrued liabilities ($25,517 and $6,478 related to VIEs)	239,236	286,992

Total current liabilities	3,407,160	3,887,114

LONG-TERM DEBT DUE AFTER ONE YEAR	496,604	520,205
NONCURRENT LIABILITIES	539,263	441,630
CONTINGENCIES AND COMMITMENTS
EQUITY
Shareholders' equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 161,287,818 and 162,359,906 shares in 2013 and 2012, respectively	1,613	1,624
Additional paid-in capital	12,911	—
Accumulated other comprehensive loss	(298,201)	(257,850)
Retained earnings	4,040,664	3,597,521

Total shareholders' equity	3,756,987	3,341,295
Noncontrolling interests	123,836	85,799

Total equity	3,880,823	3,427,094

TOTAL LIABILITIES AND EQUITY	$8,323,850	$8,276,043

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$823,026	$571,067	$698,087
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	206,331	210,441	199,365
Amortization of intangibles	767	1,940	2,574
Gain on sale of equity and cost method investments	(2,370)	(42,856)	—
Distributions in excess of earnings from equity method investments	15,030	9,157	3,637
Impairment of long-lived assets	5,406	10,434	—
Restricted stock and stock option amortization	42,909	37,400	36,757
Deferred compensation trust	(55,504)	(29,887)	10,449
Deferred compensation obligation	56,550	35,961	(12,518)
Statute expirations and tax settlements	—	(13,152)	(13,795)
Deferred taxes	(29,708)	77,444	(17,398)
Excess tax benefit from stock-based plans	(6,668)	(4,356)	(12,737)
Net retirement plan accrual (contributions)	10,586	(46,877)	(69,581)
Changes in operating assets and liabilities	(261,596)	(195,510)	61,593
Other items	(15,853)	7,172	3,336

Cash provided by operating activities	788,906	628,378	889,769

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(492,633)	(922,024)	(857,787)
Proceeds from the sales and maturities of marketable securities	482,376	1,065,312	724,409
Capital expenditures	(288,487)	(254,747)	(338,167)
Proceeds from disposal of property, plant and equipment	74,028	77,772	53,752
Investments in partnerships and joint ventures	(27,057)	(30,782)	(8,089)
Consolidation of a variable interest entity	24,675	—	—
Proceeds from sale of equity and cost method investments and other assets	3,005	55,136	11,016
Acquisitions	(23,075)	(19,337)	(27,326)
Other items	12,558	(9,677)	5,768

Cash utilized by investing activities	(234,610)	(38,347)	(436,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(200,052)	(389,233)	(639,556)
Dividends paid	(78,716)	(128,650)	(87,678)
Proceeds from issuance of 3.375% Senior Notes	—	—	495,595
Debt issuance costs	—	(3,241)	(4,066)
Settlement of U.S. Treasury rate lock agreements	—	—	(16,778)
Repayment of 5.625% Municipal Bonds	(17,795)	—	—
Repayment of convertible debt and notes payable	(8,640)	(7,514)	(77,234)
Distributions paid to noncontrolling interests	(124,853)	(100,623)	(103,659)
Capital contributions by noncontrolling interests	1,697	2,665	22,789
Taxes paid on vested restricted stock	(11,404)	(11,744)	(18,693)
Stock options exercised	52,838	11,592	25,410
Excess tax benefit from stock-based plans	6,668	4,356	12,737
Other items	10,688	5,766	(4,692)

Cash utilized by financing activities	(369,569)	(616,626)	(395,825)

Effect of exchange rate changes on cash	(55,686)	19,725	(31,106)

Increase (decrease) in cash and cash equivalents	129,041	(6,870)	26,414
Cash and cash equivalents at beginning of year	2,154,541	2,161,411	2,134,997

Cash and cash equivalents at end of year	$2,283,582	$2,154,541	$2,161,411

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
					Retained Earnings		Noncontrolling Interests	Total Equity
(in thousands, except per share amounts)	Shares	Amount

BALANCE AS OF DECEMBER 31, 2010	176,425	$1,764	$561,589	$(176,311)	$3,109,957	$3,496,999	$31,626	$3,528,625

Net earnings				—	593,728	593,728	104,359	698,087
Other comprehensive income (loss)				(22,981)	—	(22,981)	4,736	(18,245)
Dividends ($0.50 per share)				—	(86,669)	(86,669)	—	(86,669)
Distributions to noncontrolling interests				—	—	—	(103,659)	(103,659)
Partner contributions in noncontrolling interests				—	—	—	22,789	22,789
Acquisition and other noncontrolling interest transactions			(534)	—	—	(534)	4,530	3,996
Stock-based plan activity	926	11	56,196	—	—	56,207	—	56,207
Repurchase of common stock	(10,050)	(101)	(612,992)	—	(26,463)	(639,556)	—	(639,556)
Debt conversions	1,678	16	(1,685)	—	—	(1,669)	—	(1,669)

BALANCE AS OF DECEMBER 31, 2011	168,979	$1,690	$2,574	$(199,292)	$3,590,553	$3,395,525	$64,381	$3,459,906

Net earnings				—	456,330	456,330	114,737	571,067
Other comprehensive loss				(58,558)	—	(58,558)	(948)	(59,506)
Dividends ($0.64 per share)				—	(107,522)	(107,522)	—	(107,522)
Distributions to noncontrolling interests				—	—	—	(100,623)	(100,623)
Partner contributions in noncontrolling interests				—	—	—	2,665	2,665
Acquisition and other noncontrolling interest transactions			(2,673)	—	—	(2,673)	5,587	2,914
Stock-based plan activity	771	9	47,412	—	—	47,421	—	47,421
Repurchase of common stock	(7,409)	(75)	(47,318)	—	(341,840)	(389,233)	—	(389,233)
Debt conversions	19	—	5	—	—	5	—	5

BALANCE AS OF DECEMBER 31, 2012	162,360	$1,624	$—	$(257,850)	$3,597,521	$3,341,295	$85,799	$3,427,094

Net earnings				—	667,711	667,711	155,315	823,026
Other comprehensive loss				(40,351)	—	(40,351)	(772)	(41,123)
Dividends ($0.64 per share)				—	(104,488)	(104,488)	—	(104,488)
Distributions to noncontrolling interests				—	—	—	(124,853)	(124,853)
Partner contributions in noncontrolling interests				—	—	—	1,697	1,697
Acquisition and other noncontrolling interest transactions			(975)	—	—	(975)	6,650	5,675
Stock-based plan activity	1,518	15	93,832	—	—	93,847	—	93,847
Repurchase of common stock	(2,592)	(26)	(79,946)	—	(120,080)	(200,052)	—	(200,052)
Debt conversions	2	—	—	—	—	—	—	—

BALANCE AS OF DECEMBER 31, 2013	161,288	$1,613	$12,911	$(298,201)	$4,040,664	$3,756,987	$123,836	$3,880,823

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Major Accounting Policies

    Principles of Consolidation

        The financial statements include the accounts of Fluor Corporation and its subsidiaries ("the company"). The company frequently forms joint ventures or partnerships with unrelated third parties for the execution of single contracts or projects. The company assesses its joint ventures and partnerships at inception to determine if any meet the qualifications of a variable interest entity ("VIE") in accordance with Accounting Standards Codification ("ASC") 810. If a joint venture or partnership is a VIE and the company is the primary beneficiary, the joint venture or partnership is fully consolidated (see "14. Variable Interest Entities" below). For partnerships and joint ventures in the construction industry, unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. At times, the cost and equity methods of accounting are also used, depending on the company's respective ownership interest, amount of influence in the VIE and other factors.

        All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2012 and 2011 have been reclassified to conform to the 2013 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

    Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available through the date of the issuance of the financial statements. Therefore, actual results could differ from those estimates.

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

    Engineering and Construction Contracts

        The company recognizes engineering and construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of depreciation and amortization. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are generally segmented between

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. Revenue recognized in excess of amounts billed is classified as a current asset under contract work in progress. Advances that are payments on account of contract work in progress of $544 million and $702 million as of December 31, 2013 and 2012, respectively, have been deducted from contract work in progress. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under advance billings on contracts. The company anticipates that substantially all incurred cost associated with contract work in progress as of December 31, 2013 will be billed and collected in 2014. The company recognizes revenue, but not profit, for certain significant claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Cost, but not profit, associated with unapproved change orders is accounted for in revenue when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only to the extent that costs associated with the claims or unapproved change orders have been incurred. The company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the company's work on a project. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

    Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Leasehold improvements are amortized over the shorter of their economic lives or the lease terms. Depreciation is calculated using the straight-line method over the following ranges of estimated useful service lives, in years:

	December 31,
			Estimated Useful Service Lives
(cost in thousands)	2013	2012

Buildings	$282,842	$287,895	20 – 40
Building and leasehold improvements	175,740	165,589	6 – 20
Machinery and equipment	1,328,434	1,315,756	2 – 10
Furniture and fixtures	146,498	145,551	2 – 10

    Goodwill and Intangible Assets

        Goodwill is not amortized but is subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. When testing goodwill for impairment quantitatively, the company first compares the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to measure the amount of potential impairment. In the second step, the company compares the

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. During 2013, the company completed its annual goodwill impairment test in the first quarter and quantitatively determined that none of the goodwill was impaired because the fair value of each reporting unit substantially exceeded its carrying amount. Goodwill for each of the company's segments is shown in "15. Operations by Business Segment and Geographical Area."

        In the first quarter of 2013, the company adopted Accounting Standards Update ("ASU") 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 allows entities testing an indefinite-lived intangible asset for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is, more likely than not, greater than the carrying amount, a quantitative calculation would not be needed.

        The company had intangible assets with a carrying value of $24 million and $21 million as of December 31, 2013 and 2012, respectively. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. As of December 31, 2013, none of the company's intangible assets with indefinite lives were impaired. Intangible assets with finite lives are amortized on a straight-line basis over the useful lives of those assets, ranging from one year to ten years.

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

    Derivatives and Hedging

        The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility, may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally implements a hedging strategy utilizing derivative instruments as hedging instruments to mitigate the risk. These hedging instruments are designated as either fair value or cash flow hedges in accordance with ASC 815, "Derivatives and Hedging." The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the hedging instruments are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all hedging instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the hedging instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the hedging instruments' gains or losses due to changes in fair value are recorded as a component of accumulated other comprehensive income (loss) ("AOCI") and are reclassified into earnings when the hedged items settle. Any ineffective portion of a hedging instrument's change in fair value is immediately recognized in earnings. The company does not enter into derivative instruments for speculative purposes.

        Under ASC 815, in certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. As of December 31, 2013, 2012 and 2011, the company had no significant embedded derivatives in any of its contracts.

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

        The company's counterparties for derivative contracts are large financial institutions selected based on profitability, strength of balance sheet, credit ratings and capacity for timely payment of financial commitments. There are no significant concentrations of credit risk with any individual counterparty related to our derivative contracts.

        The company monitors the credit quality of its counterparties and has not incurred any significant credit risk losses related to its deposits or derivative contracts.

    Stock-Based Plans

        The company applies the provisions of ASC 718 "Compensation — Stock Compensation" in its accounting and reporting for stock-based compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

their fair values. All unvested options outstanding under the company's option plans have grant prices equal to the market price of the company's stock on the dates of grant. Compensation cost for restricted stock and restricted stock units is determined based on the fair market value of the company's stock at the date of grant. Compensation cost for stock appreciation rights is determined based on the change in the fair market value of the company's stock during the period. Stock-based compensation expense is generally recognized over the required service period, or over a shorter period when employee retirement eligibility is a factor. Certain awards that may be settled in cash or company stock are classified as liabilities and remeasured at fair value at the end of each reporting period until the awards are settled.

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

        The tax effects of the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2013			2012			2011
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Other comprehensive income (loss):
Foreign currency translation adjustment	$(74,538)	$27,637	$(46,901)	$47,780	$(18,077)	$29,703	$(66,717)	$26,599	$(40,118)
Ownership share of equity method investees' other comprehensive income (loss)	13,117	(2,372)	10,745	1,487	(924)	563	(33,492)	9,701	(23,791)
Defined benefit pension and postretirement plan adjustments	(8,917)	3,344	(5,573)	(145,848)	54,693	(91,155)	93,522	(35,071)	58,451
Unrealized gain (loss) on derivative contracts	2,171	(787)	1,384	2,369	(1,071)	1,298	(19,420)	7,078	(12,342)
Unrealized gain (loss) on available-for-sale securities	(1,244)	466	(778)	135	(50)	85	(711)	266	(445)

Total other comprehensive loss	(69,411)	28,288	(41,123)	(94,077)	34,571	(59,506)	(26,818)	8,573	(18,245)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(772)	—	(772)	(948)	—	(948)	4,736	—	4,736

Other comprehensive loss attributable to Fluor Corporation	$(68,639)	$28,288	$(40,351)	$(93,129)	$34,571	$(58,558)	$(31,554)	$8,573	$(22,981)

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The changes in the balances of each after-tax component of AOCI attributable to Fluor Corporation for the years ended December 31, 2011 and 2012 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Loss, Net

Balance as of December 31, 2010	$60,101	$(19,791)	$(220,020)	$2,085	$1,314	$(176,311)
Current-period other comprehensive income (loss)	(44,331)	(23,791)	58,451	(12,865)	(445)	(22,981)

Balance as of December 31, 2011	15,770	(43,582)	(161,569)	(10,780)	869	(199,292)
Current-period other comprehensive income (loss)	30,129	563	(91,155)	1,820	85	(58,558)

Balance as of December 31, 2012	$45,899	$(43,019)	$(252,724)	$(8,960)	$954	$(257,850)

        In the first quarter of 2013, the company adopted ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")," which requires an entity to disclose additional information about reclassification adjustments, including (a) changes in AOCI balances by component and (b) significant items reclassified out of AOCI.

        The changes in the balances of each after-tax component of AOCI for the year ended December 31, 2013 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net

Attributable to Fluor Corporation:
Balance as of December 31, 2012	$45,899	$(43,019)	$(252,724)	$(8,960)	$954	$(257,850)
Other comprehensive income (loss) before reclassifications	(46,063)	10,745	(13,655)	(2,536)	(652)	(52,161)
Amount reclassified from AOCI	—	—	8,082	3,854	(126)	11,810

Net other comprehensive income (loss)	(46,063)	10,745	(5,573)	1,318	(778)	(40,351)

Balance as of December 31, 2013	$(164)	$(32,274)	$(258,297)	$(7,642)	$176	$(298,201)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2012	$8,723	$—	$—	$1	$—	$8,724
Other comprehensive income (loss) before reclassifications	(838)	—	—	62	—	(776)
Amount reclassified from AOCI	—	—	—	4		4

Net other comprehensive income (loss)	(838)	—	—	66	—	(772)

Balance as of December 31, 2013	$7,885	$—	$—	$67	$—	$7,952

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statement of Earnings are as follows:

(in thousands)	Location in Consolidated Statements of Earnings	Twelve Months Ended December 31, 2013

Component of AOCI:
Defined benefit pension plan adjustments	Various accounts(1)	$(12,931)
Income tax benefit	Income tax expense	4,849

Net of tax		$(8,082)

Unrealized gain (loss) on derivative contracts:
Commodity contracts and foreign currency contracts	Total cost of revenue	$(4,502)
Interest rate contracts	Interest expense	(1,678)
Income tax benefit	Income tax expense	2,322

Net of tax:		(3,858)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	4

Net of tax and noncontrolling interests		$(3,854)

Unrealized gain on available-for-sale securities	Corporate general and administrative expense	$202
Income tax expense	Income tax expense	(76)

Net of tax		$126

(1)
Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

        During 2013 and 2011, functional currency exchange rates for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses. During 2012, functional currency exchange rates for most of the company's international operations strengthened against the U.S. dollar, resulting in unrealized translation gains.

Recent Accounting Pronouncements

        In January 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-05, "Service Concession Arrangements." This ASU clarifies that, unless certain circumstances are met, operating entities should not account for certain concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. Management does not expect the adoption of ASU 2014-05 to have a material impact on the company's financial position, results of operations or cash flows.

        In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU clarifies the financial statement presentation of unrecognized tax benefits in certain circumstances. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management does not expect the adoption of ASU 2013-11 to have a material impact on the company's financial position, results of operations or cash flows.

        In April 2013, the FASB issued ASU 2013-07, "Liquidation Basis of Accounting," which clarifies when an entity should apply the liquidation basis of accounting. In addition, ASU 2013-07 provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. ASU 2013-07 is effective for entities that determine liquidation is imminent during interim and annual reporting periods beginning after December 15, 2013. Management does not expect the adoption of ASU 2013-07 to have a material impact on the company's financial position, results of operations or cash flows.

        In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." The objective of ASU 2013-05 is to resolve a practice diversity in circumstances where reporting entities release cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective for interim and annual reporting periods beginning after December 15, 2013 and will be applied on a prospective basis. Management does not expect the adoption of ASU 2013-05 to have a material impact on the company's financial position, results of operations or cash flows.

        In February 2013, the FASB issued ASU 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date," which addresses the recognition, measurement and disclosure of certain obligations including debt arrangements, other contractual obligations and settled litigation and judicial rulings. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013. Management does not expect the adoption of ASU 2013-04 to have a material impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2013, the company adopted ASU 2012-04, "Technical Corrections and Improvements." The amendments in ASU 2012-04 make technical corrections, clarifications and limited-scope improvements to various topics throughout the ASC. The adoption of ASU 2012-04 did not have a material impact on the company's financial position, results of operations or cash flows.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Consolidated Statement of Cash Flows

        The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows are comprised of:

	Year Ended December 31,
(in thousands)	2013	2012	2011

(Increase) decrease in:
Accounts and notes receivable, net	$(98,744)	$23,680	$(43,501)
Contract work in progress	101,158	29,669	(504,670)
Other current assets	102,417	(111,311)	199,412
Other assets	(26,204)	(65,418)	(2,530)
Increase (decrease) in:
Trade accounts payable	(274,418)	195,147	320,708
Advance billings on contracts	(29,043)	(237,497)	48,470
Accrued liabilities	(83,613)	28,993	60,050
Other liabilities	46,851	(58,773)	(16,346)

Increase (decrease) in cash due to changes in operating assets and liabilities	$(261,596)	$(195,510)	$61,593

Cash paid during the year for:
Interest	$22,585	$24,244	$28,255
Income taxes	268,889	294,214	176,915

3.     Income Taxes

        The income tax expense (benefit) included in the Consolidated Statement of Earnings is as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Current:
Federal	$200,608	$(133,312)	$117,868
Foreign	168,894	226,110	176,116
State and local	14,779	(7,804)	27,143

Total current	384,281	84,994	321,127

Deferred:
Federal	(29,873)	87,723	(13,039)
Foreign	2,054	(16,645)	(883)
State and local	(1,889)	6,366	(3,476)

Total deferred	(29,708)	77,444	(17,398)

Total income tax expense	$354,573	$162,438	$303,729

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of U.S. statutory federal income tax expense to income tax expense is as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011

U.S. statutory federal tax expense	$412,159	$256,727	$350,635
Increase (decrease) in taxes resulting from:
State and local income taxes	7,802	1,727	15,360
Other permanent items, net	(17,517)	(4,849)	(7,932)
Noncontrolling interests	(54,359)	(39,600)	(35,682)
Foreign losses benefited, net	(18,568)	(84,366)	—
Valuation allowance, net	15,305	85,541	11,014
Statute expirations and tax authority settlements	—	(13,152)	(13,795)
Other changes to unrecognized tax positions	9,261	(29,740)	(8,973)
Other, net	490	(9,850)	(6,898)

Total income tax expense	$354,573	$162,438	$303,729

        Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2013	2012

Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$54,723	$42,387
Employee time-off accrual	94,213	90,573
Project and non-project reserves	24,753	30,127
Workers' compensation insurance accruals	14,400	8,566
Tax basis of investments in excess of book basis	4,957	18,583
Revenue recognition	36,180	43,028
Net operating loss carryforward	266,664	257,692
Unrealized currency loss	6,817	6,991
Capital loss carryforward	—	3,896
Foreign tax credits	30,705	—
Other comprehensive loss	179,228	149,364
Other	21,274	7,367

Total deferred tax assets	733,914	658,574
Valuation allowance for deferred tax assets	(245,428)	(230,123)

Deferred tax assets, net	$488,486	$428,451

Deferred tax liabilities:
Book basis of property, equipment and other capital costs in excess of tax basis	(36,169)	(44,332)
Residual U.S. tax on unremitted non-U.S. earnings	(50,569)	(40,250)
Other	(16,179)	(14,673)

Total deferred tax liabilities	(102,917)	(99,255)

Deferred tax assets, net of deferred tax liabilities	$385,569	$329,196

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The company had non-U.S. net operating loss carryforwards, related to various jurisdictions, of approximately $1.1 billion as of December 31, 2013. Of the total losses, $1.0 billion can be carried forward indefinitely and $46 million will begin to expire in various jurisdictions starting in 2014.

        The company had foreign tax credits of approximately $31 million as of December 31, 2013, which will begin to expire in 2021.

        The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The allowance for 2013 is primarily due to the deferred tax assets established for certain net operating loss carryforwards and certain reserves on investments. The allowance for 2012 was primarily related to the deferred tax assets established for certain net operating and capital loss carryforwards and certain reserves on investments. The net increase in the valuation allowance during 2013 was primarily due to an increase in net operating losses.

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

        The unrecognized tax benefits as of December 31, 2013 and 2012 were $54 million and $47 million, of which $40 million and $33 million, if recognized, would have favorably impacted the effective tax rates at the end of 2013 and 2012, respectively. The company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

(in thousands)	2013	2012

Balance at beginning of year	$47,043	$214,998
Change in tax positions of prior years	1,015	(64,214)
Change in tax positions of current year	7,397	—
Reduction in tax positions for statute expirations	(1,401)	—
Reduction in tax positions for audit settlements	—	(103,741)

Balance at end of year	$54,054	$47,043

        The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The company has $7 million in interest and penalties accrued as of both December 31, 2013 and 2012.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        U.S. and foreign earnings before taxes are as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011

United States	$303,070	$279,890	$346,016
Foreign	874,529	453,615	655,800

Total	$1,177,599	$733,505	$1,001,816

        Earnings before taxes in the United States increased in 2013 compared to 2012 principally due to improved performance in the Oil & Gas segment. Earnings before taxes in foreign jurisdictions increased in 2013 compared to 2012 because the prior year results included a pre-tax charge of an unexpected adverse decision in the arbitration proceedings related to the company's claim for additional compensation on the Greater Gabbard Project. Earnings before taxes in the United States declined in 2012 compared to 2011 principally due to reduced contributions from several completed projects in the Power segment and expenses associated with the company's continued investment in NuScale. Earnings before taxes in foreign jurisdictions decreased in 2012 compared to 2011 primarily due to the pre-tax charge on the Greater Gabbard Project discussed above.

4.     Retirement Benefits

        The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees worldwide. Domestic and international defined contribution retirement plans are available to eligible salaried and craft employees. Contributions to defined contribution retirement plans are based on a percentage of the employee's eligible compensation. The company recognized expense of $151 million, $144 million and $101 million associated with contributions to its defined contribution retirement plans during 2013, 2012 and 2011, respectively. The increase in company contributions during 2012 was principally the result of certain U.S. plan amendments that increased employer contributions to the primary U.S. defined contribution plan and reduced contributions to the U.S. defined benefit pension plan. The defined benefit pension plans are available to domestic and international salaried employees and U.S. craft employees. Contributions to defined benefit pension plans are at least the minimum amounts required by applicable regulations. Payments to retired employees under these plans are generally based upon length of service and/or a percentage of qualifying compensation.

        Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans included the following components:

	U.S. Pension Plan			Non-U.S. Pension Plans
	Year Ended December 31,			Year Ended December 31,
(in thousands)	2013	2012	2011	2013	2012	2011

Service cost	$6,453	$5,957	$37,172	$15,390	$7,723	$8,219
Interest cost	29,100	33,293	36,136	32,176	32,630	34,502
Expected return on assets	(30,975)	(35,322)	(40,430)	(46,420)	(41,949)	(42,852)
Amortization of prior service cost/(credits)	103	(114)	(168)	—	—	—
Recognized net actuarial loss	6,039	4,279	13,955	6,788	1,663	5,874
(Gain on curtailment)/loss on settlement	(309)	—	(618)	—	—	1,111

Net periodic pension expense	$10,411	$8,093	$46,047	$7,934	$67	$6,854

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The ranges of assumptions indicated below cover defined benefit pension plans in the United States, the Netherlands, the United Kingdom, Australia, the Philippines and Germany (2011 only) and are based on the economic environment in each host country at the end of each respective annual reporting period. The discount rate assumption for the U.S. defined benefit pension plan was determined by discounting the expected future benefit payments using yields based on a portfolio of high quality corporate bonds having maturities that are consistent with the expected timing of future payments to plan participants. The discount rates for the non-U.S. defined benefit pension plans were determined primarily based on a hypothetical yield curve developed from the yields on high quality corporate and government bonds with durations consistent with the pension obligations in those countries. The expected long-term rate of return on asset assumptions utilizing historical returns, correlations and investment manager forecasts are established for each major asset category including public U.S. and international equities, U.S. private equities and debt securities.

	U.S. Pension Plan			Non-U.S. Pension Plans
	December 31,			December 31,
	2013	2012	2011	2013	2012	2011

For determining projected benefit obligation at year-end:
Discount rates	4.95%	4.05%	5.05%	3.55-5.50%	3.60-6.00%	3.75-6.75%
Rates of increase in compensation levels	N/A	N/A	N/A	2.25-9.00%	2.25-9.00%	2.25-9.00%
For determining net periodic cost for the year:
Discount rates	4.05%	5.05%	5.65%	3.60-6.00%	3.75-6.75%	5.10-9.20%
Rates of increase in compensation levels	N/A	N/A	4.00%	2.25-9.00%	2.25-9.00%	2.25-9.00%
Expected long-term rates of return on assets	4.25%	5.25%	6.69%	5.00-7.00%	5.00-7.00%	5.00-8.00%

        The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, the company expects to fund approximately $30 million to $60 million for calendar year 2014, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities for the U.S. and non-U.S. plans would increase by approximately $16 million and $42 million, respectively.

        During the third quarter of 2013, the company and its Board of Directors approved an amendment to the U.S. defined benefit pension plan to close participation and freeze the accrual of future service-related benefits for craft participants on December 31, 2013. Also, the company's defined benefit pension plan in the Netherlands was closed to new participants on December 31, 2013. These changes did not have a material impact on the pension obligations or accumulated other comprehensive income balances of the plans.

        The company and its Board of Directors previously approved amendments to freeze the accrual of future service-related benefits for certain eligible salaried participants of the U.S. pension plan as of December 31, 2011 and eligible participants of the U.K. pension plan as of April 1, 2011.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table sets forth the target allocations and the weighted average actual allocations of plan assets:

		U.S. Plan Assets December 31,			Non-U.S. Plan Assets December 31,

	Target Allocation	2013	2012	Target Allocation	2013	2012

Asset category:
Debt securities	90% - 100%	94%	95%	55% - 65%	63%	60%
Equity securities	0% - 10%	5%	5%	20% - 45%	32%	35%
Other	0% - 5%	1%	0%	5% - 15%	5%	5%

Total		100%	100%		100%	100%

        The company's investment strategy is to maintain asset allocations that appropriately address risk within the context of seeking adequate returns. Investment allocations are determined by each plan's investment committee and/or trustees. In the case of certain foreign plans, asset allocations may be affected by local requirements. Long-term allocation guidelines are set and expressed in terms of a target range allocation for each asset class to provide portfolio management flexibility. Short-term deviations from these allocations may exist from time to time for tactical investment or strategic implementation purposes.

        Investments in debt securities are used to provide stable investment returns while protecting the funding status of the plans. Investments in equity securities are utilized to generate long-term capital appreciation to mitigate the effects of increases in benefit obligations resulting from inflation, longer life expectancy and salary growth. While most of the company's plans are not prohibited from investing in the company's common stock or debt securities, there are no such direct investments at the present time.

        Plan assets included investments in common or collective trusts, which offer efficient access to diversified investments across various asset categories. The estimated fair value of the investments in the common or collective trusts represents the underlying net asset value of the shares or units of such funds as determined by the issuer. A redemption notice period of no more than 30 days is required for the plans to redeem certain investments in common or collective trusts. At the present time, there are no other restrictions on how the plans may redeem their investments.

        Debt securities are comprised of corporate bonds, government securities and common or collective trusts, with underlying investments in corporate bonds, government and asset backed securities and interest rate swaps. Corporate bonds primarily consist of investment-grade rated bonds and notes, of which no significant concentration exists in any one rating category or industry. Government securities include U.S. and international government bonds, some of which are inflation-indexed. Corporate bonds and government securities are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets. As of December 31, 2013 and 2012, the investments in corporate bonds and government securities held by the U.S. plan were primarily concentrated in U.S. issuers.

        Equity securities are diversified across various industries and are comprised of common and preferred stocks of U.S. and international companies, common or collective trusts with underlying investments in common and preferred stocks and limited partnerships. Publicly traded corporate equity securities are valued based on the last trade or official close of an active market or exchange on the last business day of the plan's year. Securities not traded on the last business day are valued at the last reported bid price. As of December 31, 2013 and 2012, direct investments in equity securities, excluding common or collective trusts, were concentrated solely in international securities held by the company's non-U.S. pension plans. Limited

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

partnerships are valued at the plan's proportionate share of the estimated fair value of the underlying net assets as determined by the general partners. The limited partnerships are classified as Level 3 investments.

        Other is primarily comprised of common or collective trusts, short-term investment funds, foreign exchange forward contracts and insurance contracts. Common or collective trusts hold underlying investments in commodities, foreign exchange foreign contracts and real estate. Common or collective trusts with underlying investments in real estate are classified as Level 3 investments. Insurance contracts are valued based on actuarial assumptions and are also classified as Level 3 investments.

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
  •
  Level 3 — unobservable inputs

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the plan assets and liabilities of the company's U.S. and non-U.S. defined benefit pension plans that are measured at fair value on a recurring basis as of December 31, 2013 and 2012:

U.S. Pension Plan

	December 31, 2013				December 31, 2012
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Equity securities:
Common or collective trusts	$17,068	$—	$17,068	$—	$18,164	$—	$18,164	$—
Limited Partnerships	17,546	—	—	17,546	17,630	—	—	17,630
Debt securities:
Common or collective trusts	202,575	—	202,575	—	200,401	—	200,401	—
Corporate bonds	397,524	—	397,524	—	456,123	—	456,123	—
Government securities	69,562	—	69,562	—	66,973	—	66,973	—
Other:
Common or collective trusts — money market funds	3,644	—	3,644	—	5,285	—	5,285	—
Other assets	4,374	—	4,374	—	1,487	—	1,487	—
Liabilities:
Foreign currency contracts and other	(4,338)	—	(4,338)	—	(1,598)	—	(1,598)	—

Plan assets measured at fair value, net	$707,955	$—	$690,409	$17,546	$764,465	$—	$746,835	$17,630
Plan assets not measured at fair value, net	775				2,831

Total plan assets, net	$708,730				$767,296

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-U.S. Pension Plans

	December 31, 2013				December 31, 2012
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Equity securities:
Common and preferred stock	$71,567	$71,567	$—	$—	$88,034	$88,034	$—	$—
Common or collective trusts	228,608	—	228,608	—	218,542	—	218,542	—
Debt securities:
Common or collective trusts	321,086	—	321,086	—	317,494	—	317,494	—
Corporate bonds	107,658	—	107,658	—	96,457	—	96,457	—
Government securities	160,586	—	160,586	—	114,531	—	114,531	—
Other:
Common or collective trusts	48,409	—	40,667	7,742	45,554	—	37,754	7,800
Other assets	2,634	—	2,634	—	2,729	—	2,729	—
Liabilities:
Foreign currency contracts and other	(3,979)	—	(3,979)	—	(1,988)	—	(1,988)	—

Plan assets measured at fair value, net	$936,569	$71,567	$857,260	$7,742	$881,353	$88,034	$785,519	$7,800
Plan assets not measured at fair value, net	9,268				4,788

Total plan assets, net	$945,837				$886,141

        The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	U.S. Pension Plan		Non-U.S. Pension Plans
(in thousands)	2013	2012	2013	2012

Balance at beginning of year	$17,630	$19,314	$$7,800	$$11,882
Actual return on plan assets:
Assets still held at reporting date	418	112	(58)	(291)
Assets sold during the period	357	2,184	—	—
Purchases	—	17	—	—
Sales	(859)	(3,997)	—	(3,791)
Settlements	—	—	—	—

Balance at end of year	$17,546	$17,630	$7,742	$7,800

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents expected benefit payments for the U.S. and non-U.S. defined benefit pension plans:

(in thousands)	U.S. Pension Plan	Non-U.S. Pension Plans

Year Ended December 31,
2014	$94,178	$27,769
2015	40,119	28,757
2016	41,331	31,152
2017	42,724	33,277
2018	43,539	34,119
2019 — 2023	225,545	196,164

        Measurement dates for the company's U.S. and non-U.S. defined benefit pension plans are December 31. The following table sets forth the change in projected benefit obligation, plan assets and funded status of the U.S. and non-U.S. plans:

	U.S. Pension Plan		Non-U.S. Pension Plans
	December 31,		December 31,
(in thousands)	2013	2012	2013	2012

Change in projected benefit obligation
Benefit obligation at beginning of year	$756,976	$677,005	$826,466	$620,117
Service cost	6,453	5,957	15,390	7,723
Interest cost	29,100	33,293	32,176	32,630
Employee contributions	—	—	3,832	3,854
Currency translation	—	—	25,885	22,460
Actuarial (gain) loss	(59,990)	77,858	29,510	169,220
Plan amendments	6,367	3,736	—	—
Benefits paid	(48,204)	(37,833)	(24,729)	(25,536)
Curtailments	—	—	—	—
Other	(3,725)	(3,040)	—	(4,002)

Projected benefit obligation at end of year	686,977	756,976	908,530	826,466

Change in plan assets
Plan assets at beginning of year	767,296	690,554	886,141	767,961
Actual return on plan assets	(6,637)	72,615	40,508	107,583
Company contributions	—	45,000	13,133	11,830
Employee contributions	—	—	3,832	3,854
Currency translation	—	—	26,952	23,854
Benefits paid	(48,204)	(37,833)	(24,729)	(25,536)
Other	(3,725)	(3,040)	—	(3,405)

Plan assets at end of year	708,730	767,296	945,837	886,141

Funded status	$21,753	$10,320	$37,307	$59,675

Amounts recognized in the Consolidated Balance Sheet
Pension assets included in other assets	$21,753	$10,320	$58,849	$67,931
Pension liabilities included in noncurrent liabilities	—	—	(21,542)	(8,256)
Accumulated other comprehensive loss (pre-tax)	$162,534	$184,378	$252,995	$216,856

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2014, approximately $5 million for the U.S. plan and $8 million for the non-U.S. plans of the amount of accumulated other comprehensive loss shown above is expected to be recognized as components of net periodic pension expense.

        For the defined benefit pension plans in the Netherlands and Philippines, the projected benefit obligations exceeded the plan assets. In the aggregate, these plans had projected benefit obligations of $553 million and plan assets with a fair value of $532 million.

        The total accumulated benefit obligation for the U.S. and non-U.S. plans as of December 31, 2013 was $687 million and $853 million, respectively. The total accumulated benefit obligation for the U.S. and non-U.S. plans as of December 31, 2012 was $757 million and $775 million, respectively. As of December 31, 2013 and 2012, plan assets for each of the company's benefit plans exceeded the accumulated benefit obligation.

        In addition to the company's U.S. defined benefit pension plans, the company and certain of its subsidiaries provide health care and life insurance benefits for certain retired U.S. employees. The health care and life insurance plans are generally contributory, with retiree contributions adjusted annually. The accumulated postretirement benefit obligation as of December 31, 2013 and 2012 was determined in accordance with the current terms of the company's health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 7.5 percent in 2014 down to five percent in 2019 and beyond. The effect of a one percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation and interest cost by approximately $0.4 million and less than $0.1 million, respectively. The effect of a one percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and interest cost by approximately $0.4 million and less than $0.1 million, respectively.

        Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Service cost	$—	$—	$—
Interest cost	351	592	723
Expected return on assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial loss	341	640	679

Net periodic postretirement benefit cost	$692	$1,232	$1,402

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table sets forth the change in the accumulated postretirement benefit obligation:

	Year Ended December 31,
(in thousands)	2013	2012

Change in accumulated postretirement benefit obligation
Benefit obligation at beginning of year	$14,512	$16,828
Service cost	—	—
Interest cost	351	592
Employee contributions	421	399
Actuarial (gain) loss	(596)	(955)
Benefits paid	(2,059)	(2,352)

Benefit obligation at end of year	$12,629	$14,512

Funded status	$(12,629)	$(14,512)

        Unrecognized net actuarial losses totaling $2 million and $3 million as of December 31, 2013 and 2012, respectively, were classified in accumulated other comprehensive loss. The accumulated postretirement benefit obligation classified in current liabilities was approximately $3 million as of both December 31, 2013 and 2012. The remaining balance of the accumulated postretirement benefit obligation was classified in noncurrent liabilities for both years.

        The discount rate used in determining the accumulated postretirement benefit obligation was 3.40 percent as of December 31, 2013 and 2.65 percent as of December 31, 2012. The discount rate used for accumulated postretirement obligation is determined based on the same considerations discussed above that impact defined benefit plans in the United States. Benefit payments, as offset by retiree contributions, are not expected to change significantly in the future.

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

        In addition to the company's defined benefit pension plans discussed above, the company participates in multiemployer pension plans for its union construction and maintenance craft employees. Contributions are based on the hours worked by employees covered under various collective bargaining agreements. Company contributions to these multiemployer pension plans were $19 million, $24 million and $36 million during 2013, 2012 and 2011, respectively. The company does not have any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants. None of these multiemployer pension plans are individually significant to the company.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Fair Value of Financial Instruments

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013						December 31, 2012
	Fair Value Hierarchy						Fair Value Hierarchy
(in thousands)	Total	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3

Assets(1):
Cash and cash equivalents	$50,081	$50,081	(2)	$—		$—	$14,457	$14,457	(2)	$—		$—
Marketable securities, current	111,333	—		111,333	(3)	—	102,439	—		102,439	(3)	—
Deferred compensation trusts	87,507	87,507	(4)	—		—	80,842	80,842	(4)	—		—
Marketable securities, noncurrent	275,402	—		275,402	(5)	—	318,355	—		318,355	(5)	—
Derivative assets(6)
Commodity contracts	438	—		438		—	95	—		95		—
Foreign currency contracts	855	—		855		—	640	—		640		—
Liabilities(1):
Derivative liabilities(6)
Commodity contracts	$3	$—		$3		$—	$28	$—		$28		$—
Foreign currency contracts	967	—		967		—	2,151	—		2,151		—

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

(4)
Consists primarily of registered money market funds and an equity index fund valued at fair value. These investments, which are trading securities, represent the net asset value of the shares of such funds as of the close of business at the end of the period based on the last trade or official close of an active market or exchange.

(5)
Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities and other debt securities with maturities ranging from one year to three years at December 31, 2013 that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

(6)
See "6. Derivatives and Hedging" for the classification of commodity contracts and foreign currency contracts on the Consolidated Balance Sheet. Commodity contracts and foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

        All of the company's financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of December 31, 2013: money market funds of $50 million, U.S. agency securities of $119 million, U.S. Treasury securities of $26 million, corporate debt securities of $228 million, commercial paper of $7 million and other debt securities of $7 million. As of December 31, 2012, available-for-sale securities consisted of money market funds of

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$14 million, U.S. agency securities of $161 million, U.S. Treasury securities of $67 million, corporate debt securities of $184 million and other debt securities of $9 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During 2013, 2012 and 2011, proceeds from sales and maturities of available-for-sale securities were $346 million, $523 million and $497 million, respectively.

        The carrying values and estimated fair values of the company's financial instruments that are not required to be measured at fair value in the Consolidated Balance Sheet are as follows:

		December 31, 2013		December 31, 2012
	Fair Value Hierarchy
(in thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash(1)	Level 1	$1,444,656	$1,444,656	$1,343,866	$1,343,866
Cash equivalents(2)	Level 2	788,845	788,845	796,218	796,218
Marketable securities, current(3)	Level 2	74,690	74,690	34,688	34,688
Notes receivable, including noncurrent portion(4)	Level 3	27,602	27,602	34,471	34,471
Liabilities:
3.375% Senior Notes(5)	Level 2	$496,604	$484,204	$496,164	$527,219
1.5% Convertible Senior Notes(5)	Level 2	18,398	54,027	18,472	39,392
5.625% Municipal Bonds(5)	Level 2	—	—	17,795	17,878
Other borrowings(6)	Level 2	11,441	11,441	—	—
Notes payable, including noncurrent portion(7)	Level 3	—	—	8,566	8,566

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

(5)
The fair value of the 3.375% Senior Notes, 1.5% Convertible Senior Notes and 5.625% Municipal Bonds are estimated based on quoted market prices for similar issues. During 2013, the company redeemed its 5.625% Municipal Bonds at a price of 100% of their principal amount.

(6)
Other borrowings represent amounts outstanding under a short-term credit facility. The carrying amount of borrowings under this credit facility approximates fair value because of the short-term maturity.

(7)
Notes payable consist primarily of equipment loans with banks at various interest rates with maturities ranging from less than one year to four years. The carrying value of notes payable approximates fair value. Factors considered by the company in determining the fair value include the company's current credit rating, current interest rates, the term of the note and any collateral pledged as security. During 2013, the company paid off the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Derivatives and Hedging

        As of December 31, 2013, the company had total gross notional amounts of $104 million of foreign currency contracts and $12 million of commodity contracts outstanding relating to engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. The foreign currency contracts are of varying duration, none of which extend beyond December 2014. The commodity contracts are of varying duration, none of which extend beyond May 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the years ended December 31, 2013, 2012 and 2011.

        The fair values of derivatives designated as hedging instruments under ASC 815 as of December 31, 2013 and 2012 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	December 31, 2013	December 31, 2012	Balance Sheet Location	December 31, 2013	December 31, 2012

Commodity contracts	Other current assets	$296	$95	Other accrued liabilities	$3	$15
Foreign currency contracts	Other current assets	855	640	Other accrued liabilities	967	2,130
Commodity contracts	Other assets	142	—	Noncurrent liabilities	—	13
Foreign currency contracts	Other assets	—	—	Noncurrent liabilities	—	21

Total		$1,293	$735		$970	$2,179

        The pre-tax amount of gain (loss) recognized in earnings associated with the hedging instruments designated as fair value hedges for the years ended December 31, 2013, 2012 and 2011 was as follows:

Fair Value Hedges (in thousands)	Location of Gain (Loss)	2013	2012	2011

Foreign currency contracts	Corporate general and administrative expense	$2,885	$(14,236)	$15,064

        The pre-tax amount of gain (loss) recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the amounts of gain (loss) recognized in earnings on the hedged items in the same locations on the Consolidated Statement of Earnings.

        The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges for the years ended December 31, 2013, 2012 and 2011 was as follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI				After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
Cash Flow Hedges (in thousands)				Location of Gain (Loss)
	2013	2012	2011		2013	2012	2011

Commodity contracts	$(265)	$1,138	$1,755	Total cost of revenue	$50	$1,859	$4,052
Foreign currency contracts	2,801	2,933	(1,544)	Total cost of revenue	(2,855)	1,441	(1,156)
Interest rate contracts	—	—	(10,486)	Interest expense	(1,049)	(1,049)	(306)

Total	$2,536	$4,071	$(10,275)		$(3,854)	$2,251	$2,590

        In the first quarter of 2013, the company adopted ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities" and ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. ASU 2013-01 clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11.

        In the third quarter of 2013, the company adopted ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate as a U.S. benchmark

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate for hedge accounting purposes and also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on the company's financial position, results of operations or cash flows.

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

        As of December 31, 2013, the company had a combination of committed and uncommitted lines of credit that totaled $4.6 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. Letters of credit are provided in the ordinary course of business primarily to indemnify the company's clients if the company fails to perform its obligations under its contracts. As of December 31, 2013, letters of credit and borrowings under credit facilities totaling $1.0 billion were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

        Consolidated debt consisted of the following:

	December 31,
(in thousands)	2013	2012

Current:
1.5% Convertible Senior Notes	$18,398	$18,472
Other borrowings	11,441	—
Notes payable	—	2,320
Long-Term:
3.375% Senior Notes	$496,604	$496,164
5.625% Municipal Bonds	—	17,795
Notes payable	—	6,246

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The company is generally not limited under the indenture governing the 2011 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.

        In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the "2004 Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. Interest on the 2004 Notes is payable semi-annually on February 15 and August 15 of each year. The 2004 Notes are convertible into shares of the company's common stock par value $0.01 per share, at a conversion rate of 36.6729 shares per each $1,000 principal amount of the 2004 Notes, subject to adjustment as described in the indenture. The 2004 Notes are convertible during any fiscal quarter if the closing price of the company's common stock for at least 20 trading days in the 30 consecutive trading day-period ending on the last trading day of the previous fiscal quarter is greater than or equal to 130 percent of the conversion price in effect on that 30th trading day (the "trigger price"). The trigger price is currently $35.45, but is subject to adjustment as outlined in the indenture. The trigger price condition was satisfied during the fourth quarter of 2013 and 2012 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2013 and 2012, respectively.

        Holders of the 2004 Notes were entitled to require the company to purchase all or a portion of their 2004 Notes on February 17, 2009 and February 15, 2014 at 100 percent of the principal amount plus accrued and unpaid interest; a de minimis amount of 2004 Notes were tendered for purchase. Holders of the 2004 Notes will again be entitled to have the company purchase their 2004 Notes at the same price on February 15, 2019. The 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. In the event of a change of control of the company, each holder may require the company to repurchase the 2004 Notes for cash, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest.

        Pursuant to the requirements of ASC 260-10, "Earnings per Share," the company includes in the diluted EPS computations, based on the treasury stock method, shares that may be issuable upon conversion of the 2004 Notes. On December 30, 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash, and therefore there is no dilutive impact on EPS unless the average stock price exceeds the conversion price of $27.27. Upon conversion, shares of the company's common stock are issued to satisfy any appreciation between the conversion price and the market price on the date of conversion. During 2013, holders converted $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,562 shares of the company's common stock. During 2012, holders converted $1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 18,899 shares of the company's common stock.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Interest expense on the 2004 Notes for the years ended December 31, 2013, 2012 and 2011 includes original coupon interest of $0.3 million, $0.3 million and $0.5 million, respectively. The effective interest rate on the liability component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized. The if-converted value is $54 million and is in excess of the principal value as of December 31, 2013.

        In the first quarter of 2013, the company redeemed its 5.625% Municipal Bonds at a price of 100% of their principal amount and paid off the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

        During the third quarter of 2013, the company established a short-term credit facility to purchase land and construction equipment associated with the equipment operations in the Global Services segment. Outstanding borrowings under the facility were $11 million as of December 31, 2013.

        As of December 31, 2013, the company was in compliance with all of the financial covenants related to its debt agreements.

8.     Other Noncurrent Liabilities

        The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The deferrals can earn either market-based fixed or variable rates of return, at the option of the participants. As of December 31, 2013 and 2012, $415 million and $337 million, respectively, of obligations related to these plans were included in noncurrent liabilities. To fund these obligations, the company has established non-qualified trusts, which are classified as noncurrent assets. These trusts primarily hold company-owned life insurance policies, reported at cash surrender value, and marketable equity securities, reported at fair value. These trusts were valued at $388 million and $333 million as of December 31, 2013 and 2012, respectively. Periodic changes in value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to obligations included in noncurrent liabilities which are also reflected in earnings.

        The company maintains appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities included $28 million and $23 million as of December 31, 2013 and 2012, respectively, relating to these liabilities. For certain professional liability risks the company's retention amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported because there is insufficient claims history or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.

9.     Stock-Based Plans

        The company's executive stock-based plans provide for grants of nonqualified or incentive stock options, restricted stock awards or units, stock appreciation rights and performance-based VDI units. All executive stock-based plans are administered by the Organization and Compensation Committee of the Board of Directors ("Committee") comprised of outside directors, none of whom are eligible to participate in the executive plans. Recorded compensation cost for stock-based payment arrangements, which is generally recognized on a straight-line basis, totaled $54 million, $40 million and $37 million for the years ended December 31, 2013, 2012 and 2011, respectively, net of recognized tax benefits of $32 million, $24 million and $22 million for the years ended 2013, 2012 and 2011, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes restricted stock, restricted stock unit and stock option activity:

	Restricted Stock or Restricted Stock Units		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share

Outstanding as of December 31, 2010	1,886,108	$39.25	3,035,839	$44.71

Granted	291,912	70.59	548,391	70.76
Expired or canceled	(55,159)	52.87	(73,599)	56.66
Vested/exercised	(828,246)	41.44	(611,130)	41.57

Outstanding as of December 31, 2011	1,294,615	$44.33	2,899,501	$50.00

Granted	450,668	61.70	688,380	62.18
Expired or canceled	(17,109)	58.35	(45,164)	61.57
Vested/exercised	(657,998)	43.46	(309,692)	37.41

Outstanding as of December 31, 2012	1,070,176	$51.96	3,233,025	$53.64

Granted	482,959	61.62	884,574	61.45
Expired or canceled	(11,104)	62.35	(15,607)	65.46
Vested/exercised	(564,265)	50.65	(1,137,285)	46.53

Outstanding as of December 31, 2013	977,766	$57.36	2,964,707	$58.63

Options exercisable as of December 31, 2013			1,477,345	$54.51

Remaining unvested options outstanding and expected to vest			1,442,741	$62.73

        As of December 31, 2013, there were a maximum of 13,179,273 shares available for future grant under the company's various stock-based plans. Shares available for future grant included shares which may be granted by the Committee as either stock options, on a share-for-share basis, or restricted stock awards, restricted stock units and VDI units on the basis of one share for each 2.25 available shares.

        Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until service-based restrictions have lapsed and any performance objectives have been attained as established by the Committee. Restricted stock units are rights to receive shares subject to certain service and performance conditions as established by the Committee. Generally, upon termination of employment, restricted stock units and restricted shares which have not vested are forfeited. Restricted units and shares granted in 2013, 2012 and 2011 vest ratably over three years. Restricted units and shares granted to the company's directors in 2013, 2012 and 2011 vest or vested on the first anniversary of the grant, except for initial grants that certain directors received upon joining the Board of Directors which vest ratably over a five year period. For the years 2013, 2012 and 2011, recognized compensation expense of $28 million, $25 million and $25 million, respectively, is included in corporate general and administrative expense related to restricted stock awards and units. The fair value of restricted stock that vested during 2013, 2012 and 2011 was $36 million, $38 million and $58 million, respectively. The balance of unamortized restricted stock expense as of December 31, 2013 was $19 million, which is expected to be recognized over a weighted-average period of 1.3 years.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Option grant amounts and award dates are established by the Committee. Option grant prices are the fair value of the company's common stock at such date of grant. Options normally extend for 10 years and become exercisable over a vesting period determined by the Committee. The options granted in 2013, 2012 and 2011 vest ratably over three years. The aggregate intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during 2013, 2012 and 2011 was $29 million, $7 million and $18 million, respectively. The balance of unamortized stock option expense as of December 31, 2013 was $8 million, which is expected to be recognized over a weighted-average period of 1.2 years. Expense associated with stock options for the years ended December 31, 2013, 2012 and 2011, which is included in corporate general and administrative expense in the accompanying Consolidated Statement of Earnings, totaled $15 million, $13 million and $12 million, respectively.

        The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	December 31,
	2013	2012

Weighted average grant date fair value	$17.22	$19.85
Expected life of options (in years)	4.5	4.5
Risk-free interest rate	0.8%	0.8%
Expected volatility	35.8%	41.1%
Expected annual dividend per share	$0.64	$0.64

        The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility.

        Information related to options outstanding as of December 31, 2013 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share

$30.46 - $41.77	203,118	5.2	$30.46	203,118	5.2	$30.46
$42.11 - $62.50	1,968,710	7.8	57.10	651,771	5.6	47.84
$68.36 - $80.12	792,879	5.8	69.64	622,456	5.4	69.34

	2,964,707	7.1	$58.63	1,477,345	5.5	$54.51

        As of December 31, 2013, options outstanding and options exercisable had an aggregate intrinsic value of approximately $64 million and $38 million, respectively.

        Performance-based VDI units issued under the plans are based on target award values. The number of units awarded is determined by dividing the applicable target award value by the closing price of the company's common stock on the date of grant. The number of units is adjusted at the end of each performance period based on the achievement of performance criteria. The VDI awards granted in 2013 vest after a period of approximately three years. The VDI awards granted in 2012 vest on the first and third anniversaries of the date of grant. The awards may be settled in cash, based on the closing price of the company's common stock on the vesting date, or company stock. In accordance with ASC 718, these awards are classified as liabilities and remeasured at fair value at the end of each reporting period until the awards are settled. Compensation expense of $43 million, $26 million and $22 million related to these awards is included in corporate general and administrative expense in 2013, 2012 and 2011, respectively, of which $14 million was paid in 2013. The balance of unamortized compensation expense associated with

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VDI units as of December 31, 2013 was $19 million, which is expected to be recognized over a weighted-average period of 2.0 years.

10.   Earnings Per Share

        Basic earnings per share ("EPS") is calculated by dividing net earnings attributable to Fluor Corporation by the weighted average number of common shares outstanding during the period. Potentially dilutive securities include employee stock options, restricted stock units and shares, VDI units and the 1.5% Convertible Senior Notes (see "7. Financing Arrangements" above for information about the Convertible Senior Notes). Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

        The calculations of the basic and diluted EPS for the years ended December 31, 2013, 2012 and 2011 under the treasury stock method are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011

Net earnings attributable to Fluor Corporation	$667,711	$456,330	$593,728
Basic EPS:
Weighted average common shares outstanding	162,566	167,121	172,501
Basic earnings per share	$4.11	$2.73	$3.44

Diluted EPS:
Weighted average common shares outstanding	162,566	167,121	172,501
Diluted effect:
Employee stock options, restricted stock units and shares and VDI units	1,383	1,024	1,393
Conversion equivalent of dilutive convertible debt	405	346	670

Weighted average diluted shares outstanding	164,354	168,491	174,564
Diluted earnings per share	$4.06	$2.71	$3.40

Anti-dilutive securities not included above	1,436	1,557	824

        During the years ended December 31, 2013, 2012 and 2011, the company repurchased and canceled 2,591,557, 7,409,200 and 10,050,000 shares of its common stock, respectively, under its stock repurchase program for $200 million, $389 million, and $640 million, respectively.

11.   Lease Obligations

        Net rental expense amounted to approximately $206 million, $181 million and $166 million in the years ended December 31, 2013, 2012 and 2011, respectively. The company's lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property. Net rental expense in 2013 was higher compared to 2012, primarily due to an increase in rental equipment required to support project execution activities in the Industrial & Infrastructure segment. Net rental expense in 2012 was higher compared to 2011, primarily due to an increase in rental equipment required to support project execution activities in the Government segment.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The company's obligations for minimum rentals under non-cancelable operating leases are as follows:

Year Ended December 31,	(in thousands)

2014	$54,500
2015	52,200
2016	41,500
2017	35,000
2018	23,300
Thereafter	67,900

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

        As required by ASC 810-10-45, the company has separately disclosed on the face of the Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the years ended December 31, 2013, 2012 and 2011, net earnings attributable to noncontrolling interests were $155 million, $115 million and $104 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in all periods presented. Distributions paid to noncontrolling interests were $125 million, $101 million and $104 million for the years ended December 31, 2013, 2012 and 2011, respectively. Capital contributions by noncontrolling interests were $2 million, $3 million and $23 million for the years ended December 31, 2013, 2012 and 2011, respectively.

13.   Contingencies and Commitments

        The company and certain of its subsidiaries are subject to litigation, claims, performance guarantees, and other commitments and contingencies arising in the ordinary course of business, including matters related to government contracting and environmental regulations. The company currently does not expect that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.

        As of December 31, 2013 and 2012, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

Greater Gabbard Offshore Wind Farm Project

        The company was involved in a dispute in connection with the Greater Gabbard Project, a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client's offshore wind farm project in the United Kingdom. The primary dispute was resolved in November 2012 resulting in a pre-tax charge against the company's earnings in the fourth quarter of 2012.

        The client had also filed a counterclaim against the company, seeking to recover up to $100 million for past and future costs associated with, among other things, monitoring certain monopiles and transition pieces for alleged defects. The counterclaim and all related disputes were resolved during the second quarter of 2013, with no material effect on earnings. This concluded the company's involvement in the completion of the project.

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

        The company, the buyer and other entities are defendants in 21 additional lawsuits relating to the lead business of St. Joe and Doe Run. The company believes it has strong defenses to these lawsuits and is vigorously defending its position. The company is unable to estimate a range of possible losses in these lawsuits. In addition, the company has filed claims for indemnification under the sale agreement and for other matters raised in these lawsuits. While management believes the company will be ultimately successful in these various matters, if the company was unsuccessful in its appeal of the ruling referenced above or in any of the other lawsuits, or in the prosecution of and collection on our indemnity claims, the company could recognize a material charge to its earnings.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $7.8 billion as of December 31, 2013. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of December 31, 2013 and 2012 in accordance with ASC 460, "Guarantees" and the carrying value of the liability was not material.

        Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.

Other Matters

        The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain significant claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Recognized claims against clients amounted to $20 million as of December 31, 2012, and are included in contract work in progress in the accompanying Consolidated Balance Sheet. There were no recognized claims against clients as of December 31, 2013. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        From time to time, the company enters into significant contracts with the U.S. government and its agencies. Government contracts are subject to audits and investigations by government representatives with respect to the company's compliance with various restrictions and regulations applicable to government contractors, including but not limited to the allowability of costs incurred under reimbursable contracts. In connection with performing government contracts, the company maintains reserves for estimated exposures associated with these matters.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determining whether it is the primary beneficiary. As required by ASC 810, management's assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

        In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity and cost methods of accounting for the investments are also used, depending on the company's respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The net carrying value of the unconsolidated VIEs classified under "Investments" and "Other accrued liabilities" in the Consolidated Balance Sheet was a net asset of $122 million and $22 million as of December 31, 2013 and 2012, respectively. Some of the company's VIEs have debt; however, such debt is typically non-recourse in nature. The company's maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of December 31, 2013 for the unconsolidated VIEs were $36 million.

        In some cases, the company is required to consolidate certain VIEs. As of December 31, 2013, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $731 million, respectively. As of December 31, 2012, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.0 billion and $664 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

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

        The construction of the improvements and HOT lanes are being performed by a construction joint venture in which the company has a 65 percent interest and Lane Construction has a 35 percent interest ("Fluor-Lane 95"). Transurban (USA) Inc. will perform the operations and maintenance upon completion of the improvements and commencement of operations of the toll lanes. The company has evaluated its interest in Fluor-Lane 95 and has determined that it is the primary beneficiary. Accordingly, the company consolidates the accounts of Fluor-Lane 95. As of December 31, 2013, the company's financial statements

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included assets of $119 million and liabilities of $115 million for Fluor-Lane 95. As of December 31, 2012, the company's financial statements included assets of $80 million and liabilities of $68 million for Fluor-Lane 95.

        The company has also evaluated its interest in 95 Express Lanes, LLC and has determined that it is not the primary beneficiary. Based on contractual documents, the company's maximum exposure to loss relating to its investment in Fluor-Transurban is its future funding commitment of $9 million, plus its investment balance of $19 million. The company will never have repayment obligations associated with any of the debt because it is non-recourse to the joint venture members. The company accounts for its ownership interest in 95 Express Lanes, LLC under the equity method of accounting.

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

        The construction of the railways and facilities is being performed through subcontract arrangements by Denver Transit Systems ("DTS") and Denver Transit Constructors ("DTC"), construction joint ventures in which the company has an ownership interest of 50 percent and 40 percent, respectively. The company has determined that DTS and DTC are VIEs for which the company is the primary beneficiary. Therefore, the company consolidates the accounts of DTS and DTC in its financial statements. As of December 31, 2013, the combined carrying values of the assets and liabilities of DTS and DTC were $150 million and $72 million, respectively. As of December 31, 2012, the combined carrying values of the assets and liabilities of DTS and DTC were $120 million and $79 million, respectively. The company has provided certain performance guarantees on behalf of DTS.

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

        The company has evaluated its interest in Fluor SKM and has determined that the company is the primary beneficiary. Accordingly, the company consolidates the accounts of Fluor SKM. For the years ended December 31, 2013, 2012 and 2011, the company's results of operations included revenue of $1.8 billion, $3.4 billion and $1.8 billion, respectively. As of December 31, 2013, the carrying values of the

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets and liabilities of the Fluor SKM joint venture were $62 million and $83 million, respectively. As of December 31, 2012, the carrying values of the assets and liabilities of the Fluor SKM joint venture were $107 million and $123 million, respectively.

Interstate 495 Capital Beltway Project

        In December 2007, the company was awarded the $1.3 billion Interstate 495 Capital Beltway HOT Lanes Project in Virginia. The project is a public-private partnership between VDOT and Capital Beltway Express LLC, a joint venture in which the company has a 10 percent interest and Transurban (USA) Inc. has a 90 percent interest ("Fluor-Transurban"). Under the agreement, VDOT owns and oversees the addition of traffic lanes, interchange improvements and construction of HOT lanes on 14 miles of the I-495 Capital Beltway in northern Virginia. Fluor-Transurban, as concessionaire, will develop, design, finance, construct, maintain and operate the improvements and HOT lanes under an 80-year concession agreement. The construction was financed through grant funding from VDOT, non-recourse borrowings from issuance of public tax-exempt bonds, a non-recourse loan from TIFIA, which is administered by the U.S. Department of Transportation and equity contributions from the joint venture members.

        The construction of the improvements and HOT lanes, which was completed during 2013, was performed by a construction joint venture in which the company has a 65 percent interest and Lane Construction has a 35 percent interest ("Fluor-Lane"). Transurban (USA) Inc. is currently performing the operations and maintenance of the toll lanes. The company has evaluated its interest in Fluor-Lane and has determined that it is the primary beneficiary. Accordingly, the company consolidates the accounts of Fluor-Lane. As of December 31, 2013, the company's financial statements included assets of $7 million and liabilities of $7 million for Fluor-Lane. As of December 31, 2012, the company's financial statements included assets of $53 million and liabilities of $49 million for Fluor-Lane.

        The company has also evaluated its interest in Fluor-Transurban and has determined that it is not the primary beneficiary. The company's maximum exposure to loss relating to its investment in Fluor-Transurban is its investment balance of $10 million. The company will never have repayment obligations associated with any of the debt because it is non-recourse to the joint venture members. The company accounts for its ownership interest in Fluor-Transurban under the equity method of accounting.

15.   Operations by Business Segment and Geographic Area

        The company provides professional services in the fields of engineering, procurement, construction and maintenance, as well as project management, on a global basis and serves a diverse set of industries worldwide. The five principal business segments are: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power, as discussed further below.

        Effective January 1, 2013, the company implemented certain organizational changes that impacted the composition of its reportable segments. The company's operations and maintenance activities, previously included in the Global Services segment, have been integrated into the Industrial & Infrastructure segment as part of the new industrial services business line, which also includes project execution activities that were previously reported in the manufacturing and life sciences business line. Additionally, the Global Services segment now includes activities associated with the company's efforts to grow its fabrication and construction capabilities and the operations of its procurement entity, Acqyre. Segment operating information for 2012 and 2011 has been recast to reflect these organizational changes.

        The Oil & Gas segment provides design, engineering, procurement, construction and project management professional services for upstream oil and gas production, downstream refining, offshore production, chemicals and petrochemicals markets. The revenue of a single customer and its affiliates of the Oil & Gas segment amounted to 12 percent, 11 percent and 13 percent of the company's consolidated revenue during the year ended December 31, 2013, 2012 and 2011, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Industrial & Infrastructure segment provides design, engineering, procurement and construction services to the mining and metals, transportation, life sciences, manufacturing, commercial and institutional, telecommunications, wind power, microelectronics, water and healthcare sectors. The revenue of a single customer and its affiliates of the Industrial & Infrastructure segment amounted to 13 percent of the company's consolidated revenue during the year ended December 31, 2012.

        The Government segment provides engineering, construction, logistics support, contingency response, and management and operations services to the U.S. government. The percentage of the company's consolidated revenue from work performed for various agencies of the U.S. government was 10 percent, 12 percent and 14 percent during the years ended December 31, 2013, 2012 and 2011, respectively.

        The Global Services segment includes site equipment and tool services, industrial fleet services, construction, fabrication and modularization and supply chain solutions. In addition, Global Services provides temporary staffing of technical, professional and administrative personnel for projects in all segments.

        The Power segment provides engineering, procurement, construction, program management, start-up and commissioning, operations and maintenance and technical services to the gas fueled, solid fueled, environmental compliance, renewables, nuclear and power services markets. The Power segment includes the operations of NuScale Power, LLC, the Oregon-based designer of small modular nuclear reactors acquired by the company in 2011, which is managed as a separate operating segment within the Power segment.

        The reportable segments follow the same accounting policies as those described in Major Accounting Policies. Management evaluates a segment's performance based upon segment profit. Intersegment revenue is insignificant. The company incurs cost and expenses and holds certain assets at the corporate level which relate to its business as a whole. Certain of these amounts have been charged to the company's business segments by various methods, largely on the basis of usage. Total assets not allocated to segments and held in "Corporate and other" primarily include cash, marketable securities, income-tax related assets, pension assets, deferred compensation trust assets and corporate property, plant and equipment.

        Engineering services for international projects are often performed within the United States or a country other than where the project is located. Revenue associated with these services has been classified within the geographic area where the work was performed.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Operating Information by Segment

	Year Ended December 31,
(in millions)	2013	2012	2011

External revenue
Oil & Gas	$11,519.8	$9,513.9	$7,961.7
Industrial & Infrastructure	11,081.7	13,237.8	10,705.5
Government	2,749.1	3,304.7	3,398.2
Global Services	611.8	679.6	572.6
Power	1,389.2	841.1	743.4

Total external revenue	$27,351.6	$27,577.1	$23,381.4

Segment profit (loss)
Oil & Gas	$441.1	$334.7	$275.6
Industrial & Infrastructure	476.0	176.5	418.9
Government	161.4	149.7	145.5
Global Services	119.7	125.4	122.2
Power	11.7	(16.9)	81.1

Total segment profit	$1,209.9	$769.4	$1,043.3

Depreciation and amortization of fixed assets
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	1.5	2.4	5.3
Government	9.5	12.9	10.8
Global Services	117.7	124.6	117.0
Power	1.1	0.9	—
Corporate and other	76.5	69.6	66.3

Total depreciation and amortization of fixed assets	$206.3	$210.4	$199.4

Capital expenditures
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	2.9	0.5	0.6
Government	4.1	5.7	10.7
Global Services	145.3	184.5	248.0
Power	1.3	3.6	—
Corporate and other	134.9	60.4	78.9

Total capital expenditures	$288.5	$254.7	$338.2

Total assets
Oil & Gas	$1,643.8	$1,704.4
Industrial & Infrastructure	909.7	751.7
Government	580.6	827.2
Global Services	758.9	768.9
Power	154.9	120.6
Corporate and other	4,276.0	4,103.2

Total assets	$8,323.9	$8,276.0

Goodwill
Oil & Gas	$7.1	$7.1
Industrial & Infrastructure	18.6	18.7
Government	57.5	46.5
Global Services	20.3	18.4
Power	10.6	10.6

Total goodwill	$114.1	$101.3

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31,
(in millions)	2013	2012	2011

  •
  Industrial & Infrastructure.  Segment profit for 2012 and 2011 was impacted by pre-tax charges for the Greater Gabbard Project totaling $416 million and $60 million, respectively. Segment profit for 2012 also included a pre-tax gain of $43 million on the sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom.

  •
  Government.  Segment profit in 2013 included pre-tax income of $57 million resulting from the favorable resolution of various issues with the U.S. government related to 2001 - 2013. Of this amount, $31 million was the result of resolving challenges as to the reimbursability of certain costs, $11 million was the result of a favorable court ruling that resolved certain disputed items and $15 million was related to the closeout and final disposition of other matters.

  •
  Global Services.  During 2013, 2012 and 2011, intercompany revenue for the Global Services segment, excluded from the amounts shown above, was $505 million, $462 million and $406 million, respectively.

  •
  Power.  Segment profit for 2013, 2012 and 2011 included research and development expenses of $53 million, $63 million and $7 million, respectively, associated with the operations of NuScale.

Reconciliation of Segment Information to Consolidated Amounts

	Year Ended December 31,
(in millions)	2013	2012	2011

Total segment profit	$1,209.9	$769.4	$1,043.3
Corporate general and administrative expense	(175.1)	(151.0)	(163.5)
Interest income (expense), net	(12.5)	(0.5)	16.4
Earnings attributable to noncontrolling interests	155.3	115.6	105.6

Earnings before taxes	$1,177.6	$733.5	$1,001.8

Operating Information by Geographic Area

	External Revenue Year Ended December 31,			Total Assets As of December 31,
(in millions)	2013	2012	2011	2013	2012

United States	$7,295.0	$7,021.4	$6,959.8	$4,329.4	$4,410.3
Canada	6,275.8	5,371.9	4,127.5	927.8	925.9
Asia Pacific (includes Australia)	4,503.4	6,349.7	4,395.5	791.4	1,140.3
Europe	2,096.3	1,632.9	1,736.8	1,150.4	1,196.2
Central and South America	3,509.7	3,526.5	2,822.5	657.8	260.2
Middle East and Africa	3,671.4	3,674.7	3,339.3	467.1	343.1

Total	$27,351.6	$27,577.1	$23,381.4	$8,323.9	$8,276.0

Non-Operating Expense

        Non-operating expense items of $1.8 million, $11.7 million and $13.5 million were included in corporate general and administrative expense in 2013, 2012 and 2011, respectively. Non-operating

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenses in 2013, 2012 and 2011 primarily included expenses associated with previously divested operations.

16.   Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2013
Revenue	$7,185.6	$7,190.3	$6,684.2	$6,291.5
Cost of revenue	6,843.8	6,857.5	6,329.7	5,955.4
Earnings before taxes	306.3	298.7	304.7	267.9
Net earnings	213.3	207.3	217.4	185.0
Net earnings attributable to Fluor Corporation	166.5	161.4	173.0	166.8
Earnings per share
Basic	$1.02	$0.99	$1.06	$1.03
Diluted	1.02	0.98	1.05	1.01
Year ended December 31, 2012
Revenue	$6,290.1	$7,128.2	$7,136.1	$7,022.7
Cost of revenue	6,014.2	6,809.8	6,829.8	7,038.3
Earnings (loss) before taxes	240.8	288.2	264.5	(60.0)
Net earnings	177.2	192.5	172.3	29.1
Net earnings (loss) attributable to Fluor Corporation	154.9	161.2	144.6	(4.4)
Earnings (loss) per share
Basic	$0.92	$0.96	$0.87	$(0.03)
Diluted	0.91	0.95	0.86	(0.03)

        Net earnings in the fourth quarter in 2013 included pre-tax income of $57 million (or $0.22 per diluted share) resulting from the favorable resolution of various issues with the U.S. government related to 2001 - 2013. Of this amount, $31 million was the result of resolving challenges as to the reimbursability of certain costs, $11 million was the result of a favorable court ruling that resolved certain disputed items and $15 million was related to the closeout and final disposition of other matters.

        Net earnings in the fourth quarter of 2012 were impacted by pre-tax charges for the Greater Gabbard Project totaling $416 million (or $1.61 per diluted share). Net earnings in the fourth quarter of 2012 also included a pre-tax gain of $43 million (or $0.17 per diluted share) on the October 2012 sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom and tax benefits of $43 million ($0.26 per diluted share) associated with the net reduction of tax reserves for various domestic and international disputed items and an IRS settlement. The tax benefits are disclosed in "3. Income Taxes" above.