Form 10-Q
period 2014-03-31
FLUOR CORP
filed 2014-05-01
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 25, 2014, 159,141,916 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

March 31, 2014

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2014	2013

TOTAL REVENUE	$5,384,636	$7,185,624

TOTAL COST OF REVENUE	5,072,304	6,843,750

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	37,773	32,602
Interest expense	6,897	6,955
Interest income	(3,806)	(4,016)
Total cost and expenses	5,113,168	6,879,291

EARNINGS BEFORE TAXES	271,468	306,333
INCOME TAX EXPENSE	78,158	93,077

NET EARNINGS	193,310	213,256

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	44,236	46,798

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$149,074	$166,458

BASIC EARNINGS PER SHARE	$0.93	$1.02

DILUTED EARNINGS PER SHARE	$0.92	$1.02

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	160,213	162,408
DILUTED	162,360	163,991

DIVIDENDS DECLARED PER SHARE	$0.21	$0.16

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2014	2013

NET EARNINGS	$193,310	$213,256

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(12,729)	(15,444)
Ownership share of equity method investees’ other comprehensive income (loss)	(1,998)	214
Defined benefit pension and postretirement plan adjustments	1,648	7,241
Unrealized gain (loss) on derivative contracts	(429)	152
Unrealized loss on debt securities	(18)	(141)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(13,526)	(7,978)

COMPREHENSIVE INCOME	179,784	205,278

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	39,897	46,291

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$139,887	$158,987

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	March 31,	December 31,
(in thousands, except share amounts)	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($473,589 and $488,426 related to variable interest entities (“VIEs”))	$2,142,058	$2,283,582
Marketable securities, current ($64,104 and $64,084 related to VIEs)	183,509	186,023
Accounts and notes receivable, net ($151,230 and $220,705 related to VIEs)	1,122,629	1,274,024
Contract work in progress ($258,114 and $238,895 related to VIEs)	1,647,190	1,740,821
Deferred taxes	238,763	245,796
Other current assets	280,602	273,437
Total current assets	5,614,751	6,003,683

Marketable securities, noncurrent	322,922	275,402
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,124,559 and $1,106,925) (net PP&E of $76,421 and $87,774 related to VIEs))	960,064	966,953
Investments and goodwill	335,094	312,293
Deferred taxes	126,457	139,773
Deferred compensation trusts	390,354	388,408
Other	242,295	237,338
TOTAL ASSETS	$7,991,937	$8,323,850

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($249,191 and $311,892 related to VIEs)	$1,523,735	$1,641,109
Convertible senior notes and other borrowings	29,393	29,839
Advance billings on contracts ($282,691 and $327,820 related to VIEs)	660,777	743,524
Accrued salaries, wages and benefits ($60,175 and $64,064 related to VIEs)	664,432	753,452
Other accrued liabilities ($26,338 and $25,517 related to VIEs)	266,426	239,236
Total current liabilities	3,144,763	3,407,160

LONG-TERM DEBT DUE AFTER ONE YEAR	496,715	496,604
NONCURRENT LIABILITIES	516,025	539,263
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 159,303,927 and 161,287,818 shares in 2014 and 2013, respectively	1,593	1,613
Additional paid-in capital	—	12,911
Accumulated other comprehensive loss	(307,388)	(298,201)
Retained earnings	3,996,524	4,040,664
Total shareholders’ equity	3,690,729	3,756,987

Noncontrolling interests	143,705	123,836

Total equity	3,834,434	3,880,823

TOTAL LIABILITIES AND EQUITY	$7,991,937	$8,323,850

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$193,310	$213,256
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	48,492	54,626
Amortization of intangibles	223	313
Losses (earnings) from equity method investments, net of distributions	2,784	(1,207)
Restricted stock and stock option amortization	10,792	9,638
Deferred compensation trust	(1,946)	(15,688)
Deferred compensation obligation	4,649	18,093
Deferred taxes	23,605	17,424
Excess tax benefit from stock-based plans	(3,115)	(2,747)
Retirement plan contributions, net of accruals	(7,306)	(4,394)
Changes in operating assets and liabilities	(76,456)	(314,466)
Other items	(8,318)	3,428
Cash provided (utilized) by operating activities	186,714	(21,724)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of marketable securities	(134,264)	(132,700)
Proceeds from the sales and maturities of marketable securities	88,643	107,632
Capital expenditures	(66,628)	(56,906)
Proceeds from disposal of property, plant and equipment	24,557	15,702
Investments in partnerships and joint ventures	(4,978)	(7,414)
Consolidation of a variable interest entity	—	24,675
Acquisitions	—	(7,674)
Other items	(1,070)	4,346
Cash utilized by investing activities	(93,740)	(52,339)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common stock	(192,301)	—
Dividends paid	(25,966)	—
Repayment of 5.625% Municipal Bonds	—	(17,795)
Repayment of convertible debt and notes payable	—	(8,566)
Distributions paid to noncontrolling interests	(15,898)	(17,942)
Capital contributions by noncontrolling interests	46	202
Taxes paid on vested restricted stock	(9,979)	(10,357)
Stock options exercised	14,070	5,807
Excess tax benefit from stock-based plans	3,115	2,747
Other items	1,896	2,800
Cash utilized by financing activities	(225,017)	(43,104)

Effect of exchange rate changes on cash	(9,481)	(22,574)

Decrease in cash and cash equivalents	(141,524)	(139,741)

Cash and cash equivalents at beginning of period	2,283,582	2,154,541

Cash and cash equivalents at end of period	$2,142,058	$2,014,800

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2013 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2014 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of March 31, 2014 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2013 have been reclassified to conform to the 2014 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date this quarterly report is filed on Form 10-Q.

(2)                   New accounting pronouncements implemented by the company in the first quarter of 2014 or requiring implementation in future periods are discussed below or elsewhere in the notes, where appropriate.

In the first quarter of 2014, the company adopted Accounting Standards Update (“ASU”) 2014-06, “Technical Corrections and Improvements Related to Glossary Terms.” This ASU is limited to amendments to the Master Glossary of the Accounting Standards Codification (“ASC”), including technical corrections related to glossary links, glossary term deletions, glossary term name changes and limited-scope improvements to reduce duplicate Master Glossary terms. The adoption of ASU 2014-06 did not have any impact on the company’s financial position, results of operations or cash flows.

In January 2014, the Financial Accounting Standards Board issued ASU 2014-05, “Service Concession Arrangements.” This ASU clarifies that, unless certain circumstances are met, operating entities should not account for certain concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. Management does not expect the adoption of ASU 2014-05 to have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2014, the company adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU clarifies the financial statement presentation of unrecognized tax benefits in certain circumstances. The adoption of ASU 2013-11 did not have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2014, the company adopted ASU 2013-07, “Liquidation Basis of Accounting,” which clarifies when an entity should apply the liquidation basis of accounting. In addition, ASU 2013-07 provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The adoption of ASU 2013-07 did not have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2014, the company adopted ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The objective of ASU 2013-05 is to resolve a practice diversity in circumstances where reporting entities release cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The adoption of ASU 2013-05 did not have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2014, the company adopted ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date,” which addresses the recognition, measurement and disclosure of certain obligations including debt arrangements, other contractual obligations and settled

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

litigation and judicial rulings. The adoption of ASU 2013-04 did not have a material impact on the company’s financial position, results of operations or cash flows.

(3)                  The tax effects of the components of other comprehensive income (loss) (“OCI”) are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(17,800)	$5,071	$(12,729)	$(24,406)	$8,962	$(15,444)
Ownership share of equity method investees’ other comprehensive income (loss)	(944)	(1,054)	(1,998)	81	133	214
Defined benefit pension and postretirement plan adjustments	2,636	(988)	1,648	11,585	(4,344)	7,241
Unrealized gain (loss) on derivative contracts	(645)	216	(429)	244	(92)	152
Unrealized loss on debt securities	(29)	11	(18)	(225)	84	(141)
Total other comprehensive loss	(16,782)	3,256	(13,526)	(12,721)	4,743	(7,978)
Less: Other comprehensive loss attributable to noncontrolling interests	(4,339)	—	(4,339)	(507)	—	(507)
Other comprehensive loss attributable to Fluor Corporation	$(12,443)	$3,256	$(9,187)	$(12,214)	$4,743	$(7,471)

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended March 31, 2014 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2013	$(164)	$(32,274)	$(258,297)	$(7,642)	$176	$(298,201)
Other comprehensive loss before reclassifications	(8,451)	(1,998)	(403)	(544)	(26)	(11,422)
Amounts reclassified from AOCI	—	—	2,051	176	8	2,235
Net other comprehensive income (loss)	(8,451)	(1,998)	1,648	(368)	(18)	(9,187)
Balance as of March 31, 2014	$(8,615)	$(34,272)	$(256,649)	$(8,010)	$158	$(307,388)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2013	$7,885	$—	$—	$67	$—	$7,952
Other comprehensive loss before reclassifications	(4,278)	—	—	(64)	—	(4,342)
Amounts reclassified from AOCI	—	—	—	3	—	3
Net other comprehensive loss	(4,278)	—	—	(61)	—	(4,339)
Balance as of March 31, 2014	$3,607	$—	$—	$6	$—	$3,613

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balances by component (after-tax) for the three months ended March 31, 2013 are as follows:

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

The significant items reclassified out of AOCI and the corresponding location in and impact on the Condensed Consolidated Statement of Earnings are as follows:

		Three Months Ended
	Location in Condensed	March 31,
(in thousands)	Consolidated Statement of Earnings	2014	2013
Component of AOCI:
Defined benefit pension plan adjustments	Various accounts(1)	$(3,281)	$(3,236)
Income tax benefit	Income tax expense	1,230	1,214
Net of tax		$(2,051)	$(2,022)

Unrealized gain (loss) on derivative contracts:
Commodity contracts and foreign currency contracts	Total cost of revenue	$129	$312
Interest rate contracts	Interest expense	(419)	(419)
Income tax benefit	Income tax expense	111	40
Net of tax		(179)	(67)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(3)	1
Net of tax and noncontrolling interests		$(176)	$(68)

Unrealized gain (loss) on available-for-sale securities	Corporate general and administrative expense	$(13)	$38
Income tax benefit (expense)	Income tax expense	5	(14)
Net of tax		$(8)	$24

(1)           Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(4)                   The effective tax rate for the three months ended March 31, 2014 and 2013, was 28.8 percent and 30.4 percent, respectively. The lower effective tax rate for the three months ended March 31, 2014 compared to the first quarter of 2013 was primarily due to the recognition of a deferred tax benefit for foreign taxes previously paid on certain unremitted foreign earnings. The first quarter of 2013 benefited from federal research tax credits that are no longer available. Both periods benefited from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

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

(5)                  Cash paid for interest was $9.9 million and $10.1 million for the three months ended March 31, 2014 and 2013, respectively. Income tax payments, net of refunds, were $37.2 million and $56.0 million during the three-month periods ended March 31, 2014 and 2013, respectively.

(6)                   Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three months ended March 31, 2014 and 2013 are presented below:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2014	2013

Net earnings attributable to Fluor Corporation	$149,074	$166,458

Basic EPS:
Weighted average common shares outstanding	160,213	162,408

Basic earnings per share	$0.93	$1.02

Diluted EPS:
Weighted average common shares outstanding	160,213	162,408

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units	1,709	1,191
Conversion equivalent of dilutive convertible debt	438	392
Weighted average diluted shares outstanding	162,360	163,991

Diluted earnings per share	$0.92	$1.02

Anti-dilutive securities not included above	440	1,382

In the first quarter of 2014, the company repurchased and cancelled 2,461,800 shares of its common stock under its stock repurchase program for $192 million.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:

Cash and cash equivalents(1)	$13,270	$13,270	$—	$—	$50,081	$50,081	$—	$—
Marketable securities, current(2)	101,189	—	101,189	—	111,333	—	111,333
Deferred compensation trusts(3)	87,528	87,528	—	—	87,507	87,507	—	—
Marketable securities, noncurrent(4)	322,922	—	322,922	—	275,402	—	275,402	—
Derivative assets(5)
Commodity contracts	108	—	108	—	438	—	438	—
Foreign currency contracts	1,587	—	1,587	—	855	—	855	—

Liabilities:

Derivative liabilities(5)
Commodity contracts	$97	$—	$97	$—	$3	$—	$3	$—
Foreign currency contracts	557	—	557	—	967	—	967	—

(1) Consists primarily of registered money market funds valued at fair value. These investments represent the net asset value of the shares of such funds as of the close of business at the end of the period.

(2) Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities, commercial paper and other debt securities with maturities of less than one year that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

(3) Consists primarily of registered money market funds and an equity index fund valued at fair value. These investments, which are trading securities, represent the net asset value of the shares of such funds as of the close of business at the end of the period based on the last trade or official close of an active market or exchange.

(4) Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities and other debt securities with maturities ranging from one year to three years that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

(5) See Note 8 for the classification of commodity contracts and foreign currency contracts on the Condensed Consolidated Balance Sheet. Commodity contracts and foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of March 31, 2014: money market funds of $13 million, U.S. agency securities of $103 million, U.S. Treasury securities of $75 million, corporate debt securities of $234 million, commercial paper of $9 million and other debt securities of $3 million. As of December 31, 2013, available-for-sale securities consisted of money market funds of $50 million, U.S. agency securities of $119 million, U.S. Treasury securities of $26 million, corporate debt securities of $228 million, commercial paper of $7 million and other debt securities of $7 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During the three months ended March 31, 2014 and 2013, proceeds from the sales and maturities of available-for-sale securities were $64 million and $75 million, respectively.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		March 31, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,344,868	$1,344,868	$1,444,656	$1,444,656
Cash equivalents(2)	Level 2	783,920	783,920	788,845	788,845
Marketable securities, current(3)	Level 2	82,320	82,320	74,690	74,690
Notes receivable, including noncurrent portion(4)	Level 3	16,874	16,874	27,602	27,602
Liabilities:
3.375% Senior Notes(5)	Level 2	$496,715	$502,705	$496,604	$484,204
1.5% Convertible Senior Notes(5)	Level 2	18,398	53,930	18,398	54,027
Other borrowings(6)	Level 2	10,995	10,995	11,441	11,441

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

(5) The fair value of the 3.375% Senior Notes and 1.5% Convertible Senior Notes are estimated based on quoted market prices for similar issues.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

As of March 31, 2014, the company had total gross notional amounts of $147 million of foreign currency contracts and $8 million of commodity contracts outstanding relating to engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. The foreign currency contracts are of varying duration, none of which extend beyond December 2014. The commodity contracts are of varying duration, none of which extend beyond May 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the three months ended March 31, 2014 and 2013.

The fair values of derivatives designated as hedging instruments under ASC 815 as of March 31, 2014 and December 31, 2013 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
(in thousands)	Location	2014	2013	Location	2014	2013
Commodity contracts	Other current assets	$3	$296	Other accrued liabilities	$89	$3
Foreign currency contracts	Other current assets	1,587	855	Other accrued liabilities	557	967
Commodity contracts	Other assets	105	142	Noncurrent liabilities	8	—
Total		$1,695	$1,293		$654	$970

The pre-tax net gains recognized in earnings associated with the hedging instruments designated as fair value hedges for the three months ended March 31, 2014 and 2013 were as follows:

		Three Months Ended
		March 31,
Fair Value Hedges (in thousands)	Location of Gain	2014	2013
Foreign currency contracts	Corporate general and administrative expense	$1,259	$3,819

The net gains recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the net losses recognized in earnings on the hedged items in the same locations on the Condensed Consolidated Statement of Earnings.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges for the three months ended March 31, 2014 and 2013 was as follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI			After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March31,			Three Months Ended March31,
Cash Flow Hedges (in thousands)	2014	2013	Location of Gain (Loss)	2014	2013
Commodity contracts	$(143)	$31	Total cost of revenue	$78	$47
Foreign currency contracts	(401)	54	Total cost of revenue	8	147
Interest rate contracts	—	—	Interest expense	(262)	(262)
Total	$(544)	$85		$(176)	$(68)

(9)                  Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan		Non-U.S. Pension Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in thousands)	2014	2013	2014	2013
Service cost	$950	$1,613	$4,153	$3,882
Interest cost	7,919	7,275	8,804	8,017
Expected return on assets	(7,526)	(7,744)	(12,248)	(11,559)
Amortization of prior service cost	187	26	—	—
Recognized net actuarial loss	1,109	1,510	1,984	1,700
Net periodic pension expense	$2,639	$2,680	$2,693	$2,040

The company currently expects to fund approximately $30 million to $60 million into its defined benefit pension plans during 2014, which is expected to be in excess of the minimum funding required. During the three months ended March 31, 2014, contributions of approximately $10 million were made by the company.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2013 and first quarter of 2014 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2013 and March 31, 2014, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents information related to the liability and equity components of the 2004 Notes:

	March 31,	December 31,
(in thousands)	2014	2013

Carrying value of the equity component	$19,519	$19,519
Principal amount and carrying value of the liability component	18,398	18,398

The 2004 Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 36.6729 shares per each $1,000 principal amount of the 2004 Notes. Interest expense for the first quarter of both 2014 and 2013 included original coupon interest of $0.1 million. The if-converted value of $52 million was in excess of the principal value as of March 31, 2014.

In July 2013, the company established a short-term credit facility to purchase land and construction equipment associated with the equipment operations in the Global Services segment. Outstanding borrowings under the facility were $11 million as of both March 31, 2014 and December 31, 2013.

As of March 31, 2014, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)           The company’s executive and director stock-based compensation plans are described, and informational disclosures provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2013. Restricted stock units of 357,138 and 453,185 were granted to executives in the first quarter of 2014 and 2013, respectively, at weighted-average per share prices of $79.19 and $61.43, respectively. For the company’s executives, the restricted units and shares granted in 2014 and 2013 generally vest ratably over three years. During the first quarter of 2014 and 2013, options for the purchase of 684,486 shares at a weighted-average exercise price of $79.19 per share and 884,574 shares at a weighted-average exercise price of $61.45 per share, respectively, were awarded to executives. The options granted in 2014 and 2013 vest ratably over three years. The options expire ten years after the grant date. In the first quarter of 2014 and 2013, performance-based Value Driver Incentive (“VDI”) units totaling 315,551 and 385,742, respectively, were granted to executives at weighted-average per share prices of $79.19 and $61.45, respectively. The number of units is adjusted at the end of each performance period based on the achievement of performance criteria. The VDI awards granted in 2014 and 2013 vest after a period of approximately three years.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three months ended March 31, 2014 and 2013, net earnings attributable to noncontrolling interests were $44 million and $47 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods presented. Distributions paid to noncontrolling interests were $16 million and $18 million for the three months ended March 31, 2014 and 2013, respectively. Capital contributions by noncontrolling interests were less than $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

(13)           The company and certain of its subsidiaries are subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. The company currently does not expect that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.

As of March 31, 2014, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

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

The company, the buyer and other entities are defendants in 19 additional lawsuits (including consolidated lawsuits) relating to the lead business of St. Joe and Doe Run. The company believes it has strong defenses to these lawsuits and is vigorously defending its position. The company is unable to estimate a range of possible losses in these lawsuits. In addition, the company has filed claims for indemnification under the sale agreement and for other matters raised in these lawsuits. While management believes the company will be ultimately successful in these various matters, if the company was unsuccessful in its appeal of the ruling referenced above or in any of the other lawsuits, or in the prosecution of and collection on our indemnity claims, the company could recognize a material charge to its earnings.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Other Matters

The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Recognized claims against clients amounted to $23 million as of March 31, 2014, and are included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. There were no recognized claims against clients as of December 31, 2013.

From time to time, the company enters into significant contracts with the U.S. government and its agencies. Government contracts are subject to audits and investigations by government representatives with respect to the company’s compliance with various restrictions and regulations applicable to government contractors, including but not limited to the allowability of costs incurred under reimbursable contracts. In connection with performing government contracts, the company maintains reserves for estimated exposures associated with these matters.

(14)           In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $13.6 billion as of March 31, 2014. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of March 31, 2014 and December 31, 2013 in accordance with ASC 460, “Guarantees” and the carrying value of the liability was not material.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity and cost methods of accounting for the investments are also used, depending on the company’s respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The net carrying value of the unconsolidated VIEs classified under “Investments and goodwill” and “Other accrued liabilities” in the Condensed Consolidated Balance Sheet was a net asset of $117 million and $122 million as of March 31, 2014 and December 31, 2013, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of March 31, 2014 for the unconsolidated VIEs were $33 million.

In some cases, the company is required to consolidate certain VIEs. As of March 31, 2014, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $620 million, respectively. As of December 31, 2013, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $731 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

None of the VIEs are individually material to the company’s results of operations, financial position or cash flows except for the Fluor SKM joint venture, a consolidated joint venture formed for the execution of an iron ore project in Australia, which was material to the company’s revenue for the 2013 period. The company’s results of operations included revenue related to the Fluor SKM joint venture of $165 million and $753 million for the three months ended March 31, 2014 and 2013, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(16)        Operating information by reportable segment is as follows:

	Three Months Ended
	March 31,
External Revenue (in millions)	2014	2013
Oil & Gas	$2,729.7	$2,769.3
Industrial & Infrastructure	1,668.1	3,132.2
Government	593.2	751.2
Global Services	142.7	149.9
Power	250.9	383.0
Total external revenue	$5,384.6	$7,185.6

The Global Services segment represents a combination of other operating segments that do not meet the ASC 280 requirements for separate disclosure or aggregation. Intercompany revenue for the Global Services segment, excluded from the amounts shown above, was $136 million and $117 million for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended
	March 31,
Segment Profit (Loss) (in millions)	2014	2013
Oil & Gas	$137.9	$104.5
Industrial & Infrastructure	100.3	126.9
Government	12.5	41.3
Global Services	18.8	27.7
Power	(1.4)	(6.8)
Total segment profit	$268.1	$293.6

Power segment profit for the three months ended March 31, 2014 and 2013 included research and development expenses of $13 million and $15 million, respectively, associated with the operations of NuScale.

A reconciliation of total segment profit to earnings before taxes is as follows:

	Three Months Ended
	March 31,
Reconciliation of Total Segment Profit to Earnings Before Taxes (in millions)	2014	2013
Total segment profit	$268.1	$293.6
Corporate general and administrative expense	(37.8)	(32.6)
Interest income (expense), net	(3.0)	(2.9)
Earnings attributable to noncontrolling interests	44.2	48.2
Earnings before taxes	$271.5	$306.3

Total assets by segment are as follows:

	March 31,	December 31,
Total Assets by Segment (in millions)	2014	2013
Oil & Gas	$1,546.4	$1,643.8
Industrial & Infrastructure	842.4	909.7
Government	521.7	580.6
Global Services	781.0	758.9
Power	141.8	154.9

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes and the company’s December 31, 2013 Annual Report on Form 10-K. For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

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

•                  A failure to obtain favorable results in existing or future litigation or dispute resolution proceedings or claims against project owners, subcontractors or suppliers;

•                  Current economic conditions affecting our clients, partners, subcontractors and suppliers, which may result in decreased capital investment or expenditures, or a failure to make anticipated increased capital investment or expenditures, by the company’s clients or other financial difficulties by our partners, subcontractors or suppliers;

•                  Client cancellations of, or scope adjustments to, existing contracts and the related impacts on staffing levels and cost;

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

•                  Foreign exchange risks;

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

Additional information concerning these and other factors can be found in the company’s press releases and periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. — Risk Factors” in the company’s Form 10-K filed February 18, 2014. These filings are available publicly on the SEC’s website at http://www.sec.gov, on the company’s website at http://investor.fluor.com or upon request from the company’s Investor Relations Department at (469) 398-7220. The company cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating the company and deciding whether to invest in its securities. Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Summary

Consolidated revenue for the three months ended March 31, 2014 decreased 25 percent to $5.4 billion from $7.2 billion for the three months ended March 31, 2013, principally due to a significant decline in project execution activities in the mining and metals business line of the Industrial & Infrastructure segment. Reduced project execution activities in the Government and Power segments also contributed to the overall revenue decline.

Net earnings attributable to Fluor Corporation were $149 million or $0.92 per diluted share for the three months ended March 31, 2014, compared to net earnings attributable to Fluor Corporation of $166 million or $1.02 per diluted share for the corresponding period of 2013. This decrease in net earnings was primarily due to lower contributions from the Industrial & Infrastructure and Government segments, which offset a significant increase in contributions from the Oil & Gas segment.

The company is still experiencing a highly competitive business environment, with pressure on margins. However, the Oil & Gas segment has continued to show signs of improvement, particularly for the upstream and petrochemicals markets. In some cases, margins may be impacted by a change in the mix of work performed. For example, in the current period results, the Oil & Gas segment experienced a higher segment profit margin due to a shift in the mix of work to higher margin engineering activities from lower margin construction activities. This shift corresponds to an increase in contributions during the first quarter of 2014 from projects that are in the early stages of the project life cycle compared to a year ago.

In addition to the strengthening of the upstream and petrochemicals markets of the Oil & Gas segment, there are certain other market trends. First, the mining and metals business line of the Industrial & Infrastructure segment has continued to slow as major capital investment decisions by some mining customers have been deferred. Second, the federal government has continued to close bases in the execution of the Logistics Civil Augmentation Program (“LOGCAP IV”) in Afghanistan, which has reduced the volume of work for the Government segment.

The effective tax rate for the three months ended March 31, 2014 and 2013, was 28.8 percent and 30.4 percent, respectively. The lower effective tax rate for the three months ended March 31, 2014 compared to the first quarter of 2013 was primarily due to the recognition of a deferred tax benefit for foreign taxes previously paid on certain unremitted foreign earnings. The first quarter of 2013 benefited from federal research tax credits that are no longer available. Both periods benefited from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

Consolidated new awards were $10.7 billion for the three months ended March 31, 2014 compared to new awards of $6.5 billion for the three months ended March 31, 2013. The Oil & Gas segment was the major contributor to the new award activity in the first quarter of 2014 with new awards totaling $8.8 billion. Approximately 85 percent of consolidated new awards for the three months ended March 31, 2014 were for projects located outside of the United States.

Consolidated backlog as of March 31, 2014 was $40.2 billion compared to $37.5 billion as of March 31, 2013. The increase in backlog was primarily due to significant new awards in the Oil & Gas segment, partially offset by a decline in backlog in the mining and metals business line of the Industrial & Infrastructure segment. As of March 31, 2014, approximately 68 percent of consolidated backlog related to projects outside of the United States. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Oil & Gas

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2014	2013

Revenue	$2,729.7	$2,769.3
Segment profit	137.9	104.5

Revenue for the three months ended March 31, 2014 was level with the revenue for the three months ended March 31, 2013. The segment experienced significant increased project execution activities for several projects, including petrochemical projects on the Gulf Coast of the United States and an upstream production facility in Russia. These increases were offset by revenue declines for certain large projects progressing toward completion, including a coal bed methane gas project in Australia and a refinery expansion project in the United States.

Segment profit for the first three months of 2014 increased 32 percent compared to the corresponding period in 2013. Also, segment profit margin increased to 5.1 percent for the three months ended March 31, 2014 compared to 3.8 percent for the three months ended March 31, 2013. The segment profit and segment profit margin improvement in the current year quarter was primarily due to a shift in the mix of work to higher margin engineering activities from lower margin construction activities. This shift corresponds to an increase in contributions during the first quarter of 2014 from projects that are in the early stages of the project life cycle compared to a year ago, including certain of the Gulf Coast petrochemicals project execution activities and work on the upstream facility in Russia noted above.

New awards for the first three months of 2014 were $8.8 billion, compared to $3.1 billion for the first quarter of 2013. Current quarter awards included a significant amount of the engineering, procurement and construction value of a liquefied natural gas facility in Canada, a refinery project in Kuwait, a refinery expansion in Canada, a pipeline project in Mexico and a chemicals project in Malaysia. Backlog as of March 31, 2014 increased 38 percent to $25.7 billion, compared to $18.6 billion as of March 31, 2013. The growth in backlog resulted from the significant new award activity for the current quarter, reflecting continued demand for new capacity in oil and gas production and gas liquefaction. The segment remains well positioned for new project activity in these markets. Market conditions remain competitive and, in certain cases, may result in more lump-sum contracts.

The total assets in the segment were $1.5 billion as of March 31, 2014, compared to $1.6 billion as of December 31, 2013.

Industrial & Infrastructure

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2014	2013

Revenue	$1,668.1	$3,132.2
Segment profit	100.3	126.9

Revenue for the three months ended March 31, 2014 decreased 47 percent compared to the first quarter of 2013, primarily due to a significant decline in project execution activities for the mining and metals business line. This decline was somewhat offset by growth in the infrastructure and industrial services business lines.

Segment profit for the first three months of 2014 decreased 21 percent compared to the corresponding period in the prior year mostly due to the decline in volume in the mining and metals business line noted above. Segment profit margin increased to 6.0 percent for the three months ended March 31, 2014 compared to 4.1 percent for the three months ended March 31, 2013, principally driven by improved margin performance in the current year first quarter by the mining and metals business line as the result of a number of favorable project closeouts, as well as the progress toward completion of a domestic infrastructure road project. The prior year period included the benefit of the successful completion of a toll road project in Texas and the achievement of certain milestones for a domestic bridge project. None of the previously mentioned factors driving the segment profit margin improvement were individually significant.

New awards in the Industrial & Infrastructure segment for the three months ended March 31, 2014 were $924 million compared to $2.2 billion for the first quarter of 2013. New awards for the current quarter were primarily in the mining and metals and industrial services business lines. New awards in the first quarter of 2013 were driven by the infrastructure business line and included the Tappan Zee Bridge project in New York and a road project in Texas.

Backlog decreased to $9.9 billion as of March 31, 2014 compared to $16.0 billion as of March 31, 2013. This decline was due to the work off of backlog outpacing the reduced new award activity in the mining and metals business line and the cancellation of a mining project during the fourth quarter of 2013 which removed $1.8 billion from backlog. The mining and metals business line has experienced the deferral of major capital investment decisions by some mining customers due to softening commodity demand, project cost escalation and project-specific circumstances. The timing of when capital investment by these mining customers could resume is uncertain.

Total assets in the Industrial & Infrastructure segment were $842 million as of March 31, 2014 compared to $910 million as of December 31, 2013.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2014	2013

Revenue	$593.2	$751.2
Segment profit	12.5	41.3

Revenue for the three months ended March 31, 2014 decreased 21 percent compared to the three months ended March 31, 2013. The decrease was due to a reduction in project execution activities for LOGCAP IV for the United States Army in Afghanistan.

Segment profit decreased 70 percent for the three months ended March 31, 2014 compared to the same period in the prior year. The majority of the decline was due to the lower volume of work on LOGCAP IV and the positive impact in the first quarter of 2013 resulting from successful negotiations for the close-out of certain prior year indirect rates. Segment profit margin for the first quarter of 2014 and 2013 was 2.1 percent and 5.5 percent, respectively. This decline was due to the factors noted above impacting revenue and segment profit.

New awards were $748 million during the three months ended March 31, 2014 compared to $756 million for the same period in the prior year. Current quarter activity included a five year contract to maintain the United States’ Strategic Petroleum Reserve. The first quarter of 2013 included incremental funding for LOGCAP IV which did not occur in the current year period due to the timing of task order releases.

Backlog as of March 31, 2014 increased to $2.6 billion compared to $964 million as of March 31, 2013. This increase was due to the new award for the Strategic Petroleum Reserve and the inclusion in backlog of the unfunded portion of multi-year government contract awards which the company began reporting in its backlog as of December 31, 2013 to be more comparable to industry practice. Total backlog included $1.6 billion of unfunded government contracts as of March 31, 2014.

Total assets in the Government segment were $522 million as of March 31, 2014 compared to $581 million as of December 31, 2013.

Global Services

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2014	2013

Revenue	$142.7	$149.9
Segment profit	18.8	27.7

Revenue decreased five percent for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the equipment business line’s reduced volume of activities in Africa.

Segment profit and segment profit margin declined significantly for the first three months of 2014 compared to the first three months of 2013, principally as the result of reduced contributions from the equipment business line in Africa and Latin America.

The equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

Total assets in the Global Services segment were $781 million as of March 31, 2014 compared to $759 million as of December 31, 2013.

Power

Revenue and segment profit (loss) for the Power segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2014	2013

Revenue	$250.9	$383.0
Segment profit (loss)	(1.4)	(6.8)

Revenue for the three months ended March 31, 2014 decreased 34 percent compared to the three months ended March 31, 2013 principally due to a decline in project execution activities on two solar power projects in the western United States and a gas-fired power plant in Texas that are all progressing towards completion.

Segment profit and segment profit margin for the first quarter of 2014 improved compared to the first three months of 2013 primarily due to the net overall improved performance of the segment’s projects, none of which was individually significant. Both the 2014 and 2013 periods were impacted by expenses associated with the company’s continued investment in NuScale, a small modular nuclear reactor technology company, in which the company acquired a majority interest in late 2011. The NuScale expenses for the first quarter of 2014 and 2013 were $13 million and $15 million, respectively. The operations of NuScale are primarily for research and development activities. Although part of the Power segment, these activities could provide future benefits to both commercial and government clients.

Although there has been a recent increase in bidding and proposal activity, the Power segment continues to be impacted by relatively weak demand for new power generation. Market segments with the most likely near term opportunities include gas-fired combined cycle generation, renewable energy and air emissions compliance projects for existing coal-fired power plants. New awards in the first quarter of 2014 were $166 million compared to $448 million in the first quarter of 2013. Backlog was $1.9 billion as of both March 31, 2014 and 2013.

Total assets in the Power segment were $142 million as of March 31, 2014 and $155 million as of December 31, 2013.

Other

Corporate general and administrative expense for the three months ended March 31, 2014 was $38 million compared to $33 million for the three months ended March 31, 2013. The increase for the current quarter was primarily attributable to higher compensation costs. Net interest expense was $3 million for both the three months ended March 31, 2014 and 2013. Income tax expense for the three months ended March 31, 2014 and 2013 is discussed above under “Results of Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit totaling $4.7 billion, which may be used for revolving loans, letters of credit and/or general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $3.6 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in continued access to the capital markets. As of March 31, 2014, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of March 31, 2014 was 12.5 percent compared to 12.3 percent as of December 31, 2013.

Cash Flows

Cash and cash equivalents were $2.1 billion as of March 31, 2014 compared to $2.3 billion as of December 31, 2013. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.6 billion as of March 31, 2014 and $2.7 billion as of December 31, 2013. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. As of both March 31, 2014 and December 31, 2013, non-U.S. cash and cash equivalents amounted to $1.1 billion. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in short-term, offshore time deposits, for which there is unrestricted access. The company did not consider any cash to be permanently reinvested overseas as of March 31, 2014 and December 31, 2013 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities which consist primarily of working capital balances. Working capital levels vary from period to period and are primarily affected by the company’s volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of engineering and construction projects, as well as the company’s execution of its projects within budget. Working capital requirements also vary by project and relate to clients in various industries and locations throughout the world. Most contracts require payments as the projects progress. The company evaluates the counterparty credit risk of third parties as part of its project risk review process and in determining the appropriate level of reserves. The company maintains adequate reserves for potential credit losses and generally such losses have been minimal and within management’s estimates. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. As a result, the company’s cash position is reduced as customer advances are worked off, unless they are replaced by advances on other projects. The company maintains cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances.

During the three months ended March 31, 2014, working capital increased primarily due to a decrease in accounts payable and accrued salaries, wages and benefits partially offset by a decrease in accounts receivable. Significant drivers of these fluctuations were:

•                  A decrease in accounts payable in the Industrial & Infrastructure segment. The lower accounts payable balance as of the end of the first quarter of 2014 resulted primarily from normal invoicing and payment activities associated with numerous projects.

•                  A decrease in accrued salaries, wages and benefits resulting primarily from the first quarter payment of incentive compensation from the prior year.

•                  Decreases in accounts receivable in the Oil & Gas and Industrial & Infrastructure segments. The lower accounts receivable balance in 2014 resulted primarily from normal billing and collection activities. A significant contributor to the decrease in accounts receivable in the Oil & Gas segment was the coal bed methane gas project in Australia. The decrease in accounts receivable in the Industrial & Infrastructure segment primarily resulted from numerous projects in the mining and metals business line.

During the three months ended March 31, 2013, working capital increased primarily due to an increase in accounts receivable in the Government segment partially offset by an increase in accounts payable in the Oil & Gas segment. The higher accounts receivable balance resulted primarily from normal billing activities associated with the LOGCAP IV project for the United States Army and was not indicative of any significant collection or liquidity issue. The higher accounts payable balance resulted primarily from normal invoicing and payment activities associated with the coal bed methane gas project in Australia. The contract work in progress balance as of March 31, 2013 remained consistent with the balance as of December 31, 2012. However, a decrease in contract work in progress in the Government segment, which resulted primarily from a combination of billing activities and a reduction in project execution activities associated with the LOGCAP IV project, was substantially offset by an increase in contract work in progress in the Oil & Gas segment, which resulted from increased project execution activities for the coal bed methane gas project in Australia.

Cash provided by operating activities was $187 million for the three months ended March 31, 2014 compared to cash utilized by operating activities of $22 million for the corresponding period of the prior year. The period-over-period improvement in cash flows from operating activities was primarily attributable to a significantly smaller net increase in working capital when comparing the two periods, with the largest contributor being a decrease in accounts receivable for the LOGCAP IV project in the Government segment.

The company contributed approximately $10 million into its defined benefit pension plans during the three months ended March 31, 2014 compared to $7 million during the corresponding period of the prior year. The company expects to fund approximately $30 million to $60 million during 2014, which is expected to be in excess of the minimum funding required.

During 2013, NuScale received notification from the U.S. Department of Energy (“DOE”) that it is one of two companies that have qualified to receive matching funding under the DOE’s Small Modular Reactor Licensing Technical Support program. NuScale has been working with the DOE to negotiate the terms of the multi-year funding agreement.

Investing Activities

Cash utilized by investing activities amounted to $94 million and $52 million for the three months ended March 31, 2014 and 2013, respectively. The primary investing activities included purchases, sales and maturities of marketable securities, capital expenditures, disposals of property, plant and equipment, business acquisitions and investments in partnerships and joint ventures. Investing activities during the first quarter of 2013 also included the consolidation of a VIE that had previously been accounted for using the proportionate consolidation method in which cash for this VIE was not required to be consolidated.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the three months ended March 31, 2014 and 2013, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $46 million and $25 million, respectively. The company held combined current and noncurrent marketable securities of $506 million and $461 million as of March 31, 2014 and December 31, 2013, respectively.

Capital expenditures of $67 million and $57 million for the three months ended March 31, 2014 and 2013, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment, as well as investments in information technology and refurbishment of facilities. Proceeds from the disposal of property, plant and equipment of $25 million and $16 million during the first quarter of 2014 and 2013, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment.

During the first quarter of 2013, the company paid $8 million to acquire an Australian-based company that specializes in fabrication and pressure welding. The company continues to make investments in partnerships or joint ventures primarily for the execution of single contracts or projects. Investments in unconsolidated partnerships and joint ventures were $5 million and $7 million during the three months ended March 31, 2014 and 2013, respectively.

Financing Activities

Cash utilized by financing activities during the three months ended March 31, 2014 and 2013 of $225 million and $43 million, respectively, included company stock repurchases, company dividend payments to stockholders, repayments of debt and distributions paid to holders of noncontrolling interests.

Cash flows from financing activities included the repurchase and cancellation of 2,461,800 shares of company’s common stock for $192 million in the first quarter of 2014 under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2013 were paid in the first quarter of 2014. However, dividends declared in the fourth quarter of 2012 were paid in December 2012. Quarterly cash dividends of $0.21 per share and $0.16 per share were declared in the first quarter of 2014 and 2013, respectively. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the 2004 Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2013 and first quarter of 2014 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2013 and March 31, 2014, respectively. The company does not know the timing or principal amount of the remaining 2004 Notes that may be presented for conversion by the holders in the future. Additionally, the 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

In the first quarter of 2013, the company redeemed its 5.625% Municipal Bonds for $18 million, or 100% of their principal amount, and also paid $9 million on the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $16 million and $18 million during the three months ended March 31, 2014 and 2013, respectively. Distributions in 2014 and 2013 primarily related to mining joint venture projects in Argentina and Australia, respectively.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the three months ended March 31, 2014 and March 31, 2013, most major foreign currencies weakened against the U.S. dollar. As a result, the company had unrealized translation losses related to cash held by foreign subsidiaries of $9 million and $23 million in 2014 and 2013, respectively. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of March 31, 2014, the company had a combination of committed and uncommitted lines of credit that totaled $4.7 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. The committed lines of credit consist of a $1.8 billion Revolving Loan and Letter of Credit Facility (“Credit Facility”) that matures in 2017 and a $1.2 billion Revolving Performance Letter of Credit Facility that matures in 2015. Each of these facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $600 million for the company’s subsidiaries. Borrowings on the Credit Facility bear interest at rates based on the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an applicable borrowing margin.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. As of March 31, 2014, letters of credit and borrowings under credit facilities totaling $1.1 billion were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain consolidated and unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $13.6 billion as of March 31, 2014. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of March 31, 2014 and December 31, 2013 in accordance with ASC 460, “Guarantees” and the carrying value of the liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first quarter of 2014. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2013 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	March 31,
(in millions)	2014	2013
Backlog — beginning of period	$34,907.1	$38,199.4
New awards	10,668.5	6,511.7
Adjustments and cancellations, net	(171.1)	(215.7)
Work performed	(5,241.9)	(7,035.7)
Backlog — end of period	$40,162.6	$37,459.7

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

For information on matters in dispute, see Note 13 to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 18, 2014, and Note 13 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended March 31, 2014 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (2)

January 1, 2014 — January 31, 2014	762,700	$79.60	762,700	8,486,559

February 1, 2014 — February 28, 2014	838,686	77.65	822,100	13,664,459

March 1, 2014 — March 31, 2014	877,103	77.16	877,000	12,787,459

Total	2,478,489	$78.07	2,461,800

(1)         Consists of 2,461,800 shares of company stock repurchased and canceled by the company under its stock repurchase program for total consideration of $192,251,733 and 16,689 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)         On February 6, 2013, the Board of Directors approved an increase of 8,000,000 shares to the share repurchase program announced on November 3, 2011, bringing the total number of shares available for repurchase to 11,840,816 shares. As of December 31, 2013, the company had 9,249,259 shares remaining available for repurchase. On February 6, 2014, the Board of Directors approved an increase of 6,000,000 shares to the program. The company continues to repurchase shares from time to time in open market transactions or privately negotiated transactions, including through pre-arranged trading programs, at its discretion, subject to market conditions and other factors and at such time and in amounts that the company deems appropriate.

Item 5.  Other Information

In connection with the retirement of Mr. Stephen B. Dobbs, the company’s former Group President, Industrial & Infrastructure, on June 6, 2014, the company entered into a retirement and release agreement with Mr. Dobbs on April 28, 2014. Pursuant to the agreement, Mr. Dobbs will be paid $1,246,000 over a period of one year from his retirement date, and his stock awards will continue to vest in accordance with the terms of the applicable grant agreements. In addition, Mr. Dobbs will be paid for any future assistance to the company, as requested, at an agreed upon rate.

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

10.4	Directors’ Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).

10.5	Fluor Executives’ Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

10.6	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed on February 22, 2012).

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

10.10	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q filed on August 2, 2012).

10.11

Fluor Corporation 409A Deferred Directors’ Fees Program, as amended and restated effective as of January 1, 2013 (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on February 20, 2013).

10.12

Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on February 18, 2014).

10.13	Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2013).

10.14

Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed on February 25, 2009).

10.15	Retention Award granted to Stephen B. Dobbs on February 7, 2008 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed on February 25, 2009).

10.16	Retention Award granted to David T. Seaton on February 7, 2008 (incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K filed on February 25, 2009).

10.17

Form of Stock Option Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010).

10.18

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

10.21

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

10.23

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

10.24

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

10.25

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

10.27

Form of Option Agreement (with international grant language) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011).

10.28

Form of Restricted Stock Unit Agreement (with international grant language) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011).

10.29

Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011).

10.30	Offer of Employment Letter from Fluor Corporation to Biggs C. Porter (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2012).

10.31	Retention Award granted to David R. Dunning on September 26, 2013 (incorporated by reference to Exhibit 10.36 to the registrant’s Annual Report on Form 10-K filed on February 18, 2014).

10.32	Retirement and Release Agreement dated as of April 28, 2014, between Fluor Corporation and Stephen B. Dobbs.*

31.1	Certification of Chief Executive Officer of Fluor Corporation.*

31.2	Certification of Chief Financial Officer of Fluor Corporation.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013, and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 1, 2014	/s/ Biggs C. Porter
Biggs C. Porter
Executive Vice President and Chief Financial Officer

Date:	May 1, 2014	/s/ Gary G. Smalley
Gary G. Smalley
Senior Vice President and Controller
(Chief Accounting Officer)