Form 10-Q
period 2014-06-30
FLUOR CORP
filed 2014-07-31
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 25, 2014, 157,512,676 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

June 30, 2014

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013

TOTAL REVENUE	$5,251,664	$7,190,328	$10,636,300	$14,375,952

TOTAL COST OF REVENUE	4,906,352	6,857,472	9,978,656	13,701,222

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	56,711	31,918	94,484	64,520
Interest expense	7,445	6,448	14,342	13,403
Interest income	(4,133)	(4,216)	(7,939)	(8,232)
Total cost and expenses	4,966,375	6,891,622	10,079,543	13,770,913

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	285,289	298,706	556,757	605,039
INCOME TAX EXPENSE	90,126	91,366	168,284	184,443

EARNINGS FROM CONTINUING OPERATIONS	195,163	207,340	388,473	420,596
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(85,183)	—	(85,183)	—

NET EARNINGS	109,980	207,340	303,290	420,596

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	32,190	45,928	76,426	92,726
NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$77,790	$161,412	$226,864	$327,870

AMOUNTS ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$162,973	$161,412	$312,047	$327,870
Loss from discontinued operations, net of taxes	(85,183)	—	(85,183)	—
Net earnings	$77,790	$161,412	$226,864	$327,870

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$1.03	$0.99	$1.96	$2.02
Loss from discontinued operations, net of taxes	(0.54)	—	(0.54)	—
Net earnings	$0.49	$0.99	$1.42	$2.02

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$1.02	$0.98	$1.93	$2.00
Loss from discontinued operations, net of taxes	(0.54)	—	(0.52)	—
Net earnings	$0.48	$0.98	$1.41	$2.00

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	158,465	162,797	159,339	162,603
DILUTED	160,454	164,135	161,407	164,064

DIVIDENDS DECLARED PER SHARE	$0.21	$0.16	$0.42	$0.32

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

NET EARNINGS	$109,980	$207,340	$303,290	$420,596

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	13,438	(41,303)	709	(56,747)
Ownership share of equity method investees’ other comprehensive income	12,343	5,877	10,345	6,091
Defined benefit pension and postretirement plan adjustments	1,509	1,584	3,157	8,825
Unrealized gain (loss) on derivative contracts	934	(1,994)	505	(1,842)
Unrealized gain (loss) on debt securities	231	(956)	213	(1,097)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	28,455	(36,792)	14,929	(44,770)

COMPREHENSIVE INCOME	138,435	170,548	318,219	375,826

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	32,555	46,488	72,452	92,779

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$105,880	$124,060	$245,767	$283,047

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	June 30,	December 31,
(in thousands, except share and per share amounts)	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($458,846 and $488,426 related to variable interest entities (“VIEs”))	$2,182,809	$2,283,582
Marketable securities, current ($64,123 and $64,084 related to VIEs)	159,702	186,023
Accounts and notes receivable, net ($190,715 and $220,705 related to VIEs)	1,400,452	1,274,024
Contract work in progress ($264,139 and $238,895 related to VIEs)	1,647,520	1,740,821
Deferred taxes	327,709	245,796
Other current assets	286,653	273,437
Total current assets	6,004,845	6,003,683

Marketable securities, noncurrent	333,035	275,402
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,135,634 and $1,106,925) (net PP&E of $72,548 and $87,774 related to VIEs))	984,578	966,953
Investments and goodwill	306,672	312,293
Deferred taxes	113,935	139,773
Deferred compensation trusts	401,564	388,408
Other	254,322	237,338
TOTAL ASSETS	$8,398,951	$8,323,850

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($313,088 and $311,892 related to VIEs)	$1,645,880	$1,641,109
Convertible senior notes and other borrowings	29,217	29,839
Advance billings on contracts ($277,639 and $327,820 related to VIEs)	776,702	743,524
Accrued salaries, wages and benefits ($53,426 and $64,064 related to VIEs)	683,950	753,452
Other accrued liabilities ($27,526 and $25,517 related to VIEs)	435,009	239,236
Total current liabilities	3,570,758	3,407,160

LONG-TERM DEBT DUE AFTER ONE YEAR	496,825	496,604
NONCURRENT LIABILITIES	542,324	539,263
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 157,599,815 and 161,287,818 shares in 2014 and 2013, respectively	1,576	1,613
Additional paid-in capital	—	12,911
Accumulated other comprehensive loss	(279,298)	(298,201)
Retained earnings	3,924,270	4,040,664
Total shareholders’ equity	3,646,548	3,756,987

Noncontrolling interests	142,496	123,836

Total equity	3,789,044	3,880,823

TOTAL LIABILITIES AND EQUITY	$8,398,951	$8,323,850

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended
	June 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$303,290	$420,596
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Loss from discontinued operations, net of taxes	85,183	—
Depreciation of fixed assets	94,863	108,781
Amortization of intangibles	446	445
Loss (gain) on sales of equity method investments	2,158	(2,370)
Losses from equity method investments, net of distributions	1,027	4,648
Gain on sale of property, plant and equipment	(12,146)	(6,797)
Restricted stock and stock option amortization	23,761	20,859
Deferred compensation trust	(13,155)	(16,271)
Deferred compensation obligation	16,446	16,367
Deferred taxes	(22,892)	28,934
Excess tax benefit from stock-based plans	(3,857)	(3,418)
Retirement plan contributions, net of accruals	(3,628)	(1,519)
Changes in operating assets and liabilities	(38,785)	(340,416)
Cash outflows from discontinued operations	(3,115)	—
Other items	(3,867)	5,693
Cash provided by operating activities	425,729	235,532

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(197,656)	(324,436)
Proceeds from the sales and maturities of marketable securities	164,903	285,543
Capital expenditures	(148,916)	(121,792)
Proceeds from disposal of property, plant and equipment	47,105	32,476
Proceeds from sales of equity method investments	44,000	3,005
Investments in partnerships and joint ventures	(17,999)	(32,828)
Consolidation of a variable interest entity	—	24,675
Acquisitions	—	(7,674)
Other items	1,959	2,563
Cash utilized by investing activities	(106,604)	(138,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(323,500)	—
Dividends paid	(59,681)	(26,206)
Repayment of 5.625% Municipal Bonds	—	(17,795)
Repayment of convertible debt and notes payable	(73)	(8,569)
Distributions paid to noncontrolling interests	(44,284)	(45,809)
Capital contributions by noncontrolling interests	190	1,462
Taxes paid on vested restricted stock	(11,141)	(11,252)
Stock options exercised	15,378	11,902
Excess tax benefit from stock-based plans	3,857	3,418
Other items	(1,870)	(657)
Cash utilized by financing activities	(421,124)	(93,506)

Effect of exchange rate changes on cash	1,226	(53,023)

Decrease in cash and cash equivalents	(100,773)	(49,465)

Cash and cash equivalents at beginning of period	2,283,582	2,154,541

Cash and cash equivalents at end of period	$2,182,809	$2,105,076

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  Principles of Consolidation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2013 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2014 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of June 30, 2014 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2013 have been reclassified to conform to the 2014 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date this quarterly report is filed on Form 10-Q.

(2)                  Recent Accounting Pronouncements

New accounting pronouncements implemented by the company during the six months ended June 30, 2014 or requiring implementation in future periods are discussed below or elsewhere in the notes, where appropriate.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.” This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015. Management does not expect the adoption of ASU 2014-12 to have a material impact on the company’s financial position, results of operations or cash flows in that it is currently not applicable.

In June 2014, the FASB issued ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which makes limited amendments to the guidance in Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” on accounting for certain repurchase agreements (“repos”). The ASU (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements); (2) eliminates accounting guidance on linked repurchase financing transactions; and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions and repurchase-to-maturity transactions) accounted for as secured borrowings. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. Management does not expect the adoption of ASU 2014-11 to have a material impact on the company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting, how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016 and can be applied either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating the impact of adopting ASU 2014-09 on the company’s financial position, results of operations and cash flows.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components of an entity that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also expands the scope of ASC 205-20,

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

“Discontinued Operations,” to disposals of equity method investments and acquired businesses held for sale. This ASU is effective prospectively for all disposals or classifications as held for sale that occur in interim and annual reporting periods beginning after December 15, 2014. Management does not expect the adoption of ASU 2014-08 to have a material impact on the company’s financial position, results of operations or cash flows.

In January 2014, the FASB issued ASU 2014-05, “Service Concession Arrangements.” This ASU clarifies that, unless certain circumstances are met, operating entities should not account for certain concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. Management does not expect the adoption of ASU 2014-05 to have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2014, the company adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU clarifies the financial statement presentation of unrecognized tax benefits in certain circumstances. The adoption of ASU 2013-11 did not have an impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2014, the company adopted ASU 2013-07, “Liquidation Basis of Accounting,” which clarifies when an entity should apply the liquidation basis of accounting. In addition, ASU 2013-07 provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The adoption of ASU 2013-07 did not have an impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2014, the company adopted ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The objective of ASU 2013-05 is to resolve a practice diversity in circumstances where reporting entities release cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The adoption of ASU 2013-05 did not have an impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2014, the company adopted ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date,” which addresses the recognition, measurement and disclosure of certain obligations including debt arrangements, other contractual obligations and settled litigation and judicial rulings. The adoption of ASU 2013-04 did not have an impact on the company’s financial position, results of operations or cash flows.

(3)                  Discontinued Operations

The company recorded a loss from discontinued operations of $85 million (net of taxes of $47 million) during the three months ended June 30, 2014 in connection with the reassessment of estimated loss contingencies related to the lead business of St. Joe Minerals Corporation (“St. Joe”) and The Doe Run Company (“Doe Run”) in Herculaneum, Missouri, which are discontinued operations. In 1994, the company sold its interests in St. Joe and Doe Run, along with all liabilities associated with the lead business, pursuant to a sale agreement in which the buyer agreed to indemnify the company for those liabilities. See further discussion of this matter in Note 14.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(4)                  Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$21,359	$(7,921)	$13,438	$(66,421)	$25,118	$(41,303)
Ownership share of equity method investees’ other comprehensive income	19,176	(6,833)	12,343	8,272	(2,395)	5,877
Defined benefit pension and postretirement plan adjustments	2,415	(906)	1,509	2,535	(951)	1,584
Unrealized gain (loss) on derivative contracts	1,426	(492)	934	(3,191)	1,197	(1,994)
Unrealized gain (loss) on debt securities	369	(138)	231	(1,530)	574	(956)
Total other comprehensive income (loss)	44,745	(16,290)	28,455	(60,335)	23,543	(36,792)
Less: Other comprehensive income attributable to noncontrolling interests	365	—	365	560	—	560
Other comprehensive income (loss) attributable to Fluor Corporation	$44,380	$(16,290)	$28,090	$(60,895)	$23,543	$(37,352)

The tax effects of the components of OCI for the six months ended June 30, 2014 and 2013 are as follows:

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$3,559	$(2,850)	$709	$(90,827)	$34,080	$(56,747)
Ownership share of equity method investees’ other comprehensive income	18,232	(7,887)	10,345	8,353	(2,262)	6,091
Defined benefit pension and postretirement plan adjustments	5,051	(1,894)	3,157	14,120	(5,295)	8,825
Unrealized gain (loss) on derivative contracts	781	(276)	505	(2,947)	1,105	(1,842)
Unrealized gain (loss) on debt securities	340	(127)	213	(1,755)	658	(1,097)
Total other comprehensive income (loss)	27,963	(13,034)	14,929	(73,056)	28,286	(44,770)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(3,974)	—	(3,974)	53	—	53
Other comprehensive income (loss) attributable to Fluor Corporation	$31,937	$(13,034)	$18,903	$(73,109)	$28,286	$(44,823)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended June 30, 2014 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of March 31, 2014	$(8,615)	$(34,272)	$(256,649)	$(8,010)	$158	$(307,388)
Other comprehensive income (loss) before reclassifications	13,202	12,343	(548)	817	228	26,042
Amounts reclassified from AOCI	—	—	2,057	(12)	3	2,048
Net other comprehensive income	13,202	12,343	1,509	805	231	28,090
Balance as of June 30, 2014	$4,587	$(21,929)	$(255,140)	$(7,205)	$389	$(279,298)

Attributable to Noncontrolling Interests:
Balance as of March 31, 2014	$3,607	$—	$—	$6	$—	$3,613
Other comprehensive income before reclassifications	236	—	—	123	—	359
Amounts reclassified from AOCI	—	—	—	6	—	6
Net other comprehensive income	236	—	—	129	—	365
Balance as of June 30, 2014	$3,843	$—	$—	$135	$—	$3,978

The changes in AOCI balances by component (after-tax) for the six months ended June 30, 2014 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2013	$(164)	$(32,274)	$(258,297)	$(7,642)	$176	$(298,201)
Other comprehensive income (loss) before reclassifications	4,751	10,345	(951)	273	202	14,620
Amounts reclassified from AOCI	—	—	4,108	164	11	4,283
Net other comprehensive income	4,751	10,345	3,157	437	213	18,903
Balance as of June 30, 2014	$4,587	$(21,929)	$(255,140)	$(7,205)	$389	$(279,298)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2013	$7,885	$—	$—	$67	$—	$7,952
Other comprehensive income (loss) before reclassifications	(4,042)	—	—	59	—	(3,983)
Amounts reclassified from AOCI	—	—	—	9	—	9
Net other comprehensive income (loss)	(4,042)	—	—	68	—	(3,974)
Balance as of June 30, 2014	$3,843	$—	$—	$135	$—	$3,978

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balances by component (after-tax) for the three months ended June 30, 2013 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Loss on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of March 31, 2013	$30,961	$(42,805)	$(245,483)	$(8,807)	$813	$(265,321)
Other comprehensive income (loss) before reclassifications	(41,863)	5,877	(423)	(2,525)	(895)	(39,829)
Amounts reclassified from AOCI	—	—	2,007	531	(61)	2,477
Net other comprehensive income (loss)	(41,863)	5,877	1,584	(1,994)	(956)	(37,352)
Balance as of June 30, 2013	$(10,902)	$(36,928)	$(243,899)	$(10,801)	$(143)	$(302,673)

Attributable to Noncontrolling Interest:
Balance as of March 31, 2013	$8,217	$—	$—	$—	$—	$8,217
Other comprehensive income before reclassifications	560	—	—	—	—	560
Amounts reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive income	560	—	—	—	—	560
Balance as of June 30, 2013	$8,777	$—	$—	$—	$—	$8,777

The changes in AOCI balances by component (after-tax) for the six months ended June 30, 2013 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2012	$45,899	$(43,019)	$(252,724)	$(8,960)	$954	$(257,850)
Other comprehensive income (loss) before reclassifications	(56,801)	6,091	4,796	(2,440)	(1,012)	(49,366)
Amounts reclassified from AOCI	—	—	4,029	599	(85)	4,543
Net other comprehensive income (loss)	(56,801)	6,091	8,825	(1,841)	(1,097)	(44,823)
Balance as of June 30, 2013	$(10,902)	$(36,928)	$(243,899)	$(10,801)	$(143)	$(302,673)

Attributable to Noncontrolling Interest:
Balance as of December 31, 2012	$8,723	$—	$—	$1	$—	$8,724
Other comprehensive income before reclassifications	54	—	—	—	—	54
Amounts reclassified from AOCI	—	—	—	(1)	—	(1)
Net other comprehensive income (loss)	54	—	—	(1)	—	53
Balance as of June 30, 2013	$8,777	$—	$—	$—	$—	$8,777

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The significant items reclassified out of AOCI and the corresponding location in and impact in the Condensed Consolidated Statement of Earnings are as follows:

	Location in	Three Months Ended		Six Months Ended
	Condensed Consolidated	June 30,		June 30,
(in thousands)	Statement of Earnings	2014	2013	2014	2013
Component of AOCI:
Defined benefit pension plan adjustments	Various accounts(1)	$(3,291)	$(3,210)	$(6,572)	$(6,446)
Income tax benefit	Income tax expense	1,234	1,203	2,464	2,417
Net of tax		$(2,057)	$(2,007)	$(4,108)	$(4,029)

Unrealized gain (loss) on derivative contracts:
Commodity contracts and foreign currency contracts	Total cost of revenue	$420	$(437)	$549	$(125)
Interest rate contracts	Interest expense	(420)	(420)	(839)	(839)
Income tax benefit (net)	Income tax expense	6	326	117	366
Net of tax		6	(531)	(173)	(598)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(6)	—	(9)	1
Net of tax and noncontrolling interests		$12	$(531)	$(164)	$(599)

Unrealized gain (loss) on available-for-sale securities	Corporate general and administrative expense	$(4)	$98	$(17)	$136
Income tax benefit (expense)	Income tax expense	1	(37)	6	(51)
Net of tax		$(3)	$61	$(11)	$85

(1)           Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

(5)                Income Taxes

The effective tax rate on earnings from continuing operations for the three and six months ended June 30, 2014 was 31.6 percent and 30.2 percent, respectively, compared to 30.6 percent and 30.5 percent for the corresponding periods of 2013. The slightly higher effective tax rate for the three months ended June 30, 2014 compared to the same period in the prior year was primarily due to a benefit in 2013 of U.S. federal tax research credits which has not been extended beyond 2013. The effective tax rates for the six months ended June 30, 2014 and 2013 were comparable, though 2013 benefited from the federal tax research credits and 2014 benefited from the recognition of a deferred tax benefit attributable to foreign taxes previously paid on certain unremitted foreign earnings. All periods benefited from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. The Company’s effective tax rate from discontinued operations for the three and six months ended June 30, 2014 was 35.7 percent.

The company conducts business globally and, as a result, the company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the United Kingdom and the United States. Although the company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and unfavorably. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2006.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)                  Cash Paid for Interest and Taxes

                                 Cash paid for interest was $12 million and $11 million for the six months ended June 30, 2014 and 2013, respectively. Income tax payments, net of refunds, were $142 million and $108 million during the six-month periods ended June 30, 2014 and 2013, respectively.

(7)                   Earnings Per Share

                                  Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three and six months ended June 30, 2014 and 2013 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013

Amounts attributable to Fluor Corporation:
Earnings from continuing operations	$162,973	$161,412	$312,047	$327,870
Loss from discontinued operations, net of taxes	(85,183)	—	(85,183)	—
Net earnings	$77,790	$161,412	$226,864	$327,870

Basic EPS:
Weighted average common shares outstanding	158,465	162,797	159,339	162,603

Basic EPS attributable to Fluor Corporation:
Earnings from continuing operations	$1.03	$0.99	$1.96	$2.02
Loss from discontinued operations, net of taxes	(0.54)	—	(0.54)	—
Net earnings	$0.49	$0.99	$1.42	$2.02

Diluted EPS:
Weighted average common shares outstanding	158,465	162,797	159,339	162,603

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units	1,555	972	1,632	1,082
Conversion equivalent of dilutive convertible debt	434	366	436	379
Weighted average diluted shares outstanding	160,454	164,135	161,407	164,064

Diluted EPS attributable to Fluor Corporation:
Earnings from continuing operations	$1.02	$0.98	$1.93	$2.00
Loss from discontinued operations, net of taxes	(0.54)	—	(0.52)	—
Net earnings	$0.48	$0.98	$1.41	$2.00

Anti-dilutive securities not included above	680	2,516	560	1,949

During the three and six months ended June 30, 2014, the company repurchased and cancelled 1,750,885 and 4,212,685 shares of its common stock, respectively, under its stock repurchase program for $132 million and $324 million, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(8)                  Fair Value of Financial Instruments

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$23,109	$23,109	$—	$—	$50,081	$50,081	$—	$—
Marketable securities, current(2)	82,721	—	82,721	—	111,333	—	111,333
Deferred compensation trusts(3)	89,403	89,403	—	—	87,507	87,507	—	—
Marketable securities, noncurrent(4)	333,035	—	333,035	—	275,402	—	275,402	—
Derivative assets(5)
Commodity contracts	306	—	306	—	438	—	438	—
Foreign currency contracts	1,958	—	1,958	—	855	—	855	—

Liabilities:
Derivative liabilities(5)
Commodity contracts	$6	$—	$6	$—	$3	$—	$3	$—
Foreign currency contracts	773	—	773	—	967	—	967	—

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

(5)     See Note 9 for the classification of commodity contracts and foreign currency contracts in the Condensed Consolidated Balance Sheet. Commodity contracts and foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of June 30, 2014: money market funds of $23 million, U.S. agency securities of $87 million, U.S. Treasury securities of $86 million, corporate debt securities of $237 million and commercial paper of $6 million. As of December 31, 2013, available-for-sale securities consisted of money market funds of $50 million, U.S. agency securities of $119 million, U.S. Treasury securities of $26 million, corporate debt securities of $235 million and commercial paper of $7 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During the three and six months ended June 30, 2014, proceeds from the sales and maturities of available-for-sale securities were $53 million and $117 million, respectively, compared to $131 million and $206 million for the corresponding periods of 2013.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		June 30, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,465,274	$1,465,274	$1,444,656	$1,444,656
Cash equivalents(2)	Level 2	694,426	694,426	788,845	788,845
Marketable securities, current(3)	Level 2	76,981	76,981	74,690	74,690
Notes receivable, including noncurrent portion(4)	Level 3	21,611	21,611	27,602	27,602
Liabilities:
3.375% Senior Notes(5)	Level 2	$496,825	$511,188	$496,604	$484,204
1.5% Convertible Senior Notes(5)	Level 2	18,325	53,234	18,398	54,027
Other borrowings(6)	Level 2	10,892	10,892	11,441	11,441

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

(9)                  Derivatives and Hedging

                                 The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

As of June 30, 2014, the company had total gross notional amounts of $165 million of foreign currency contracts and $7 million of commodity contracts outstanding relating to engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. The foreign currency contracts are of varying duration, none of which extend beyond June 2016. The commodity contracts are of varying duration, none of which extend beyond May 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the three and six months ended June 30, 2014 and 2013.

The fair values of derivatives designated as hedging instruments under ASC 815 as of June 30, 2014 and December 31, 2013 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
(in thousands)	Location	2014	2013	Location	2014	2013
Commodity contracts	Other current assets	$75	$296	Other accrued liabilities	$6	$3
Foreign currency contracts	Other current assets	1,859	855	Other accrued liabilities	585	967
Commodity contracts	Other assets	231	142	Noncurrent liabilities	—	—
Foreign currency contracts	Other assets	99	—	Noncurrent liabilities	188	—
Total		$2,264	$1,293		$779	$970

The pre-tax net gains recognized in earnings associated with the hedging instruments designated as fair value hedges for the three and six months ended June 30, 2014 and 2013 were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Fair Value Hedges (in thousands)	Location of Gain	2014	2013	2014	2013
Foreign currency contracts	Corporate general and administrative expense	$2,092	$326	$3,351	$4,145

The net gains recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the net losses recognized in earnings on the hedged items in the same locations in the Condensed Consolidated Statement of Earnings.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The after-tax amount of gain (loss) recognized in OCI associated with the derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cash Flow Hedges (in thousands)	2014	2013	2014	2013
Commodity contracts	$92	$1	$(51)	$32
Foreign currency contracts	724	(2,526)	323	(2,472)
Total	$816	$(2,525)	$272	$(2,440)

The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges was as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2014	2013	2014	2013
Commodity contracts	Total cost of revenue	$(8)	$13	$70	$60
Foreign currency contracts	Total cost of revenue	282	(282)	290	(135)
Interest rate contracts	Interest expense	(262)	(262)	(525)	(524)
Total		$12	$(531)	$(165)	$(599)

(10)        Retirement Benefits

Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan				Non-U.S. Pension Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$950	$1,614	$1,900	$3,227	$4,176	$3,814	$8,329	$7,696
Interest cost	7,918	7,275	15,837	14,550	8,881	7,919	17,685	15,936
Expected return on assets	(7,526)	(7,744)	(15,052)	(15,488)	(12,361)	(11,421)	(24,609)	(22,980)
Amortization of prior service cost	188	25	375	51	—	—	—	—
Recognized net actuarial loss	1,108	1,510	2,217	3,020	1,996	1,675	3,980	3,375
Net periodic pension expense	$2,638	$2,680	$5,277	$5,360	$2,692	$1,987	$5,385	$4,027

The company currently expects to fund approximately $30 million to $60 million into its defined benefit pension plans during 2014, which is expected to be in excess of the minimum funding required. During the six months ended June 30, 2014, contributions of approximately $12 million were made by the company.

(11)           Financing Arrangements

In May 2014, the company entered into a $1.7 billion Revolving Loan and Letter of Credit Facility Agreement (“Credit Facility”) that matures in 2019. Borrowings under the Credit Facility bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin. The Credit Facility may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $750 million for the company’s subsidiaries. On the same day, the company terminated its $1.2 billion Revolving Performance Letter of Credit Facility Agreement dated December 14, 2010 and all outstanding letters of credit thereunder have been assigned or otherwise transferred to the new Credit Facility.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In conjunction with the Credit Facility, the company also amended its existing $1.8 billion Revolving Loan and Letter of Credit Facility Agreement dated November 9, 2012 to extend the maturity date to May 2019 and increase the cap on the aggregate amount of debt for the company’s subsidiaries from $600 million to $750 million.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2013 and second quarter of 2014 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2013 and June 30, 2014, respectively. During the six months ended June 30, 2014, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,727 shares of the company’s common stock. During the six months ended June 30, 2013, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 61 shares of the company’s common stock.

The following table presents information related to the liability and equity components of the 2004 Notes:

	June 30,	December 31,
(in thousands)	2014	2013

Carrying value of the equity component	$19,516	$19,519
Principal amount and carrying value of the liability component	18,325	18,398

The 2004 Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 36.6729 shares per each $1,000 principal amount of the 2004 Notes. Interest expense for the three and six month periods included original coupon interest of less than $0.1 million and $0.1 million, respectively, during both 2014 and 2013. The if-converted value of $52 million was in excess of the principal value as of June 30, 2014.

In July 2013, the company established a short-term credit facility to purchase land and construction equipment associated with the equipment operations in the Global Services segment. Outstanding borrowings under the facility were $11 million as of both June 30, 2014 and December 31, 2013.

As of June 30, 2014, the company was in compliance with all of the financial covenants related to its debt agreements.

(12)           Stock-Based Plans

The company’s executive and director stock-based compensation plans are described, and informational disclosures provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2013. In the first half of 2014 and 2013, restricted stock units and restricted shares totaling 370,014 and 468,695, respectively, were granted to executives and directors, at weighted-average per share prices of $79.06 and $61.30, respectively. For the company’s executives, the restricted units and shares granted in 2014 and 2013 generally vest ratably over three years. For the company’s directors, the restricted units and shares granted in 2014 and 2013 vest or vested on the first anniversary of the grant. During the first half of 2014 and 2013, options for the purchase of 684,486 shares at a weighted-average exercise price of $79.19 per share and 884,574 shares at a weighted-average exercise price of $61.45 per share, respectively, were awarded to executives. The options granted in 2014 and 2013 vest ratably over three years. The options expire ten years after the grant date. In the first half

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

of 2014 and 2013, performance-based Value Driver Incentive (“VDI”) units totaling 315,551 and 385,742, respectively, were granted to executives at weighted-average per share prices of $79.19 and $61.45, respectively. The number of units is adjusted at the end of each performance period based on the achievement of performance criteria. The VDI awards granted in 2014 and 2013 vest after a period of approximately three years.

(13)           Noncontrolling Interests

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and six months ended June 30, 2014, net earnings attributable to noncontrolling interests were $32 million and $76 million, respectively. For the three and six months ended June 30, 2013, net earnings attributable to noncontrolling interests were $46 million and $93 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods presented. Distributions paid to noncontrolling interests were $44 million and $46 million for the six months ended June 30, 2014 and 2013, respectively. Capital contributions by noncontrolling interests were $0.2 million and $1 million for the six months ended June 30, 2014 and 2013, respectively.

(14)           Contingencies and Commitments

The company and certain of its subsidiaries are subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. The company currently does not expect that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.

As of June 30, 2014, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

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

In June 2014, the Missouri Court of Appeals issued its opinion reversing and remanding to the trial court the award of $240 million in punitive damages against Fluor. In addition, the appellate court upheld the judgment for $38.5 million in compensatory and economic damages and $80 million of punitive damages against the company and its former subsidiaries to whom the company has provided certain indemnities relating to the St. Joe and Doe Run businesses. Both parties have filed motions for rehearing with respect to various aspects of the opinion and to transfer the matter to the Missouri Supreme Court. The company will also continue to take steps to enforce its rights to indemnification described above. As a result of the company’s reassessment of an estimated loss contingency in this matter, the company recorded a loss from discontinued operations of $85 million (net of taxes of $47 million) during the three months ended June 30, 2014.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The company, the buyer and other entities are defendants in 19 additional lawsuits (including consolidated lawsuits) relating to the lead business of St. Joe and Doe Run. The company believes it has strong defenses to these lawsuits and is vigorously defending its position. The company is unable to estimate a range of possible losses in these lawsuits. In addition, the company has filed claims for indemnification under the sale agreement and for other matters raised in these lawsuits. If the company were unsuccessful in any of these lawsuits, or in the prosecution of and collection on our indemnity claims, the company could recognize a material charge within discontinued operations.

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

The company appealed the decision and the judgment against the company was reversed in its entirety in December 2008. Both parties appealed the decision to the Texas Supreme Court, and the court denied both petitions. The company requested rehearing on two issues to the Texas Supreme Court, and that request was denied. The Texas Supreme Court remanded the matter to the trial court for a new trial. The matter was stayed, pending resolution of certain technical issues associated with the 2011 bankruptcy filing by the plaintiff’s parent. These issues have been resolved. The matter has been remanded to the court in Jefferson County, Texas. Based upon the present status of this matter, the company does not believe that there is a reasonable possibility that a loss will be incurred.

Other Matters

The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Recognized claims against clients amounted to $26 million as of June 30, 2014, and are included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. There were no recognized claims against clients as of December 31, 2013.

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

(15)           Guarantees

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $14.1 billion as of June 30, 2014. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of June 30, 2014 and December 31, 2013 in accordance with ASC 460, “Guarantees” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements may require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

(16)       Variable Interest Entities

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity and cost methods of accounting for the investments are also used, depending on the company’s respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The net carrying value of the unconsolidated VIEs classified under “Investments and goodwill” and “Other accrued liabilities” in the Condensed Consolidated Balance Sheet was a net asset of $96 million and $122 million as of June 30, 2014 and December 31, 2013, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of June 30, 2014 for the unconsolidated VIEs were $20 million.

In some cases, the company is required to consolidate certain VIEs. As of June 30, 2014, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $675 million, respectively. As of December 31, 2013, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $731 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

None of the VIEs are individually material to the company’s results of operations, financial position or cash flows except for the Fluor SKM joint venture, a consolidated joint venture formed for the execution of an iron ore project in Australia, which was material to the company’s revenue for the 2013 period. The company’s results of operations included revenue related to the Fluor SKM joint venture of $102 million and $267 million for the three and six months ended June 30, 2014, respectively, and $538 million and $1.3 billion for the three and six months ended June 30, 2013, respectively.

(17)       Operating Information by Segment

Operating information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
External Revenue (in millions)	2014	2013	2014	2013
Oil & Gas	$2,817.5	$2,856.5	$5,547.2	$5,625.8
Industrial & Infrastructure	1,486.5	3,082.3	3,154.6	6,214.5
Government	598.6	674.5	1,191.8	1,425.8
Global Services	145.1	154.4	287.8	304.3
Power	204.0	422.6	454.9	805.6
Total external revenue	$5,251.7	$7,190.3	$10,636.3	$14,376.0

The Global Services segment represents a combination of other operating segments that do not meet the ASC 280 requirements for separate disclosure or aggregation. Intercompany revenue for the Global Services segment, excluded from the amounts shown above, was $139 million and $275 million for the three and six months ended June 30, 2014, respectively, and $126 million and $243 million for the three and six months ended June 30, 2013, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment Profit (in millions)	2014	2013	2014	2013
Oil & Gas	$167.4	$106.8	$305.3	$211.3
Industrial & Infrastructure	97.1	129.4	197.4	256.3
Government	13.9	13.6	26.4	54.9
Global Services	19.8	27.6	38.6	55.3
Power	14.9	10.6	13.5	3.8
Total segment profit	$313.1	$288.0	$581.2	$581.6

Power segment profit for the three and six months ended June 30, 2014 included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. In the second quarter of 2014, NuScale entered into a cost-sharing agreement with the U.S. Department of Energy (“DOE”) establishing the terms and conditions of a multi-year funding award and, as a result, accrued for the reimbursement of $17 million of certain qualified expenditures. The NuScale expenses, included in the determination of segment profit, were $4 million and $17 million (net of the $17 million accrual for both periods), respectively, for the three and six months ended June 30, 2014 and $13 million and $28 million, respectively, for the three and six months ended June 30, 2013. The company will recognize the cost-sharing award with the DOE, when earned, as a reduction of “Total cost of revenue” in the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized, with the exception of certain pre-award costs which were recognized in the second quarter of 2014 upon entering into the cost-sharing agreement.

A reconciliation of total segment profit to earnings from continuing operations before taxes is as follows:

	Three Months Ended		Six Months Ended
Reconciliation of Total Segment Profit to Earnings from	June 30,		June 30,
Continuing Operations Before Taxes (in millions)	2014	2013	2014	2013
Total segment profit	$313.1	$288.0	$581.2	$581.6
Corporate general and administrative expense	(56.7)	(31.9)	(94.5)	(64.5)
Interest income (expense), net	(3.3)	(2.2)	(6.4)	(5.2)
Earnings attributable to noncontrolling interests	32.2	44.8	76.4	93.1
Earnings from continuing operations before taxes	$285.3	$298.7	$556.7	$605.0

Total assets by segment are as follows:

	June 30,	December 31,
Total Assets by Segment (in millions)	2014	2013
Oil & Gas	$1,795.7	$1,643.8
Industrial & Infrastructure	896.4	909.7
Government	512.1	580.6
Global Services	822.4	758.9
Power	128.8	154.9

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes and the company’s December 31, 2013 Annual Report on Form 10-K. For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; other non-operating income and expense items; and loss from discontinued operations.

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

•                  A failure to obtain favorable results in existing or future litigation or dispute resolution proceedings (including claims for indemnification), or claims against project owners, subcontractors or suppliers;

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

•                  The impact of anti-bribery and international trade laws and regulations;

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

RESULTS OF OPERATIONS

Summary

Consolidated revenue for the three months ended June 30, 2014 decreased 27 percent to $5.3 billion from $7.2 billion for the three months ended June 30, 2013. Consolidated revenue for the six months ended June 30, 2014 decreased 26 percent to $10.6 billion from $14.4 billion for the first half of the prior year. The revenue decreases in the current year periods were principally due to a significant decline in project execution activities in the mining and metals business line of the Industrial & Infrastructure segment.

Earnings from continuing operations attributable to Fluor Corporation were $163 million or $1.02 per diluted share, and $312 million, or $1.93 per diluted share, for the three and six months ended June 30, 2014, respectively, compared to earnings from continuing operations attributable to Fluor Corporation of $161 million or $0.98 per diluted share, and $328 million, or $2.00 per diluted share, for the corresponding periods of 2013. Earnings from continuing operations attributable to Fluor Corporation in the second quarter of 2014 were essentially flat when compared to the prior year period, with higher contributions from the Oil & Gas segment being offset by lower contributions from the mining and metals business line of the Industrial & Infrastructure segment and higher general and administrative expenses. The slight decrease in earnings from continuing operations attributable to Fluor Corporation during the six months ended June 30, 2014 resulted from lower contributions from the mining and metals business line of the Industrial & Infrastructure segment, the Government segment and the Global Services segment, as well as higher general and administrative expenses (see further discussion below), which were largely offset by significantly higher contributions from the Oil & Gas segment.

As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, the company recorded a loss from discontinued operations of $85 million (net of taxes of $47 million) during the three months ended June 30, 2014 in connection with the reassessment of estimated loss contingencies related to the lead business of St. Joe Minerals Corporation (“St. Joe”) and The Doe Run Company (“Doe Run”) in Herculaneum, Missouri, which are discontinued operations. In 1994, the company sold its interests in St. Joe and Doe Run, along with all liabilities associated with the lead business, pursuant to a sale agreement in which the buyer agreed to indemnify the company for those liabilities.

The company is still experiencing a highly competitive business environment, with pressure on margins. However, the Oil & Gas segment has continued to show signs of improvement, particularly for the upstream and petrochemicals markets. In some cases, margins may be favorably or unfavorably impacted by a change in the mix of work performed. For example, in the results of the first six months of 2014, the Oil & Gas segment experienced a higher segment profit margin due to a shift in the mix of work to higher margin engineering activities from lower margin construction activities. This shift corresponds to an increase in contributions from projects that are in the early stages of the project life cycle compared to a year ago.

In addition to the strengthening of the upstream and petrochemicals markets of the Oil & Gas segment, certain other market trends continue. First, the mining and metals business line of the Industrial & Infrastructure segment has continued to slow as major capital investment decisions by most mining customers have been deferred. Second, the federal government has continued to close bases in the execution of the Logistics Civil Augmentation Program (“LOGCAP IV”) for the United States Army in Afghanistan, which has reduced the volume of work for the Government segment.

The effective tax rate on earnings from continuing operations for the three and six months ended June 30, 2014 was 31.6 percent and 30.2 percent, respectively, compared to 30.6 percent and 30.5 percent for the corresponding periods of 2013. The slightly higher effective tax rate for the three months ended June 30, 2014 compared to the same period in the prior year was primarily due to a benefit in 2013 of U.S. federal tax research credits which has not been extended beyond 2013. The effective tax rates for the six months ended June 30, 2014 and 2013 were comparable, though 2013 benefited from the federal tax research credits and 2014 benefited from the recognition of a deferred tax benefit attributable to foreign taxes previously paid on certain unremitted foreign earnings. All periods benefited from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. The Company’s effective tax rate from discontinued operations for the three and six months ended June 30, 2014 was 35.7 percent.

Consolidated new awards were $5.9 billion and $16.5 billion for the three and six months ended June 30, 2014, respectively, compared to new awards of $7.2 billion and $13.7 billion for the three and six months ended June 30, 2013, respectively. The Oil & Gas and Government segments were the major contributors to the new award activity in the first half of 2014. Approximately 83 percent of consolidated new awards for the six months ended June 30, 2014 were for projects located outside of the United States compared to 66 percent for the first six months of 2013.

Consolidated backlog as of June 30, 2014 was $40.3 billion compared to $37.0 billion as of June 30, 2013. The increase in backlog was primarily due to significant new awards in the Oil & Gas and Government segments, partially offset by a decline in backlog in the mining and metals business line of the Industrial & Infrastructure segment. As of both June 30, 2014 and June 30, 2013, approximately 70 percent of consolidated backlog related to projects outside of the United States. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Oil & Gas

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013

Revenue	$2,817.5	$2,856.5	$5,547.2	$5,625.8
Segment profit	167.4	106.8	305.3	211.3

Revenue for the three and six months ended June 30, 2014 was level compared to the corresponding periods in 2013. The segment experienced significant increased project execution activities for several projects, including petrochemical projects on the Gulf Coast of the United States, a gas processing project in Kazakhstan and an upstream production facility in Russia. These increases were offset by revenue declines for certain large projects completed or progressing toward completion, including a refinery project in the United States, certain oil sands processing facilities in Canada and a coal bed methane gas project in Australia.

Segment profit for the three and six months ended June 30, 2014 increased 57 percent and 44 percent, respectively, compared to the three and six months ended June 30, 2013. This improvement was largely attributable to the Gulf Coast petrochemical projects, the gas processing project in Kazakhstan and the upstream production facility in Russia that were mentioned previously, as well as an upstream project in the Middle East that is nearing completion. Segment profit margin for the three and six months ended June 30, 2014 was 5.9 percent and 5.5 percent, respectively, compared to 3.7 percent and 3.8 percent for the corresponding periods of 2013. This improvement was primarily due to the performance of the projects that fueled the increase in segment profit in the current year periods discussed above, as well as a shift in the mix of work in the segment from lower margin construction activities to higher margin engineering activities. This shift corresponds to an increase in contributions during the first two quarters of 2014 from projects that are in the early stages of the project life cycle compared to a year ago, including some of the Gulf Coast petrochemicals projects, the gas processing project in Kazakhstan and the upstream production facility in Russia.

New awards for the three and six months ended June 30, 2014 were $1.5 billion and $10.3 billion, compared to $3.3 billion and $6.4 billion for the corresponding periods of 2013. Current quarter new awards included a refinery project in Belgium. Backlog as of June 30, 2014 increased 29 percent to $24.2 billion compared to $18.7 billion as of June 30, 2013. The growth in backlog was due to the strength of the new award activity in the first half of 2014, reflecting continued demand for new capacity in oil and gas production, petrochemicals and gas liquefaction. The segment remains well positioned for new project activity in these markets. Market conditions remain competitive and, in certain cases, may result in more lump-sum contracts.

Total assets in the segment increased to $1.8 billion as of June 30, 2014 from $1.6 billion as of December 31, 2013.

Industrial & Infrastructure

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013

Revenue	$1,486.5	$3,082.3	$3,154.6	$6,214.5
Segment profit	97.1	129.4	197.4	256.3

Revenue for the three and six months ended June 30, 2014 decreased 52 percent and 49 percent, respectively, compared to the three and six months ended June 30, 2013, primarily as a result of decreased volume in the mining and metals business line.

Segment profit for the three and six months ended June 30, 2014 decreased 25 percent and 23 percent, respectively, from the corresponding periods in the prior year, primarily as a result of the significant volume decline in the mining and metals business line. Partially offsetting this reduction in segment profit was the favorable impact of project closeout activities for certain mining projects and improved performance from the infrastructure business line, including significant progress toward completion on a domestic road project.

Segment profit margin for the three and six months ended June 30, 2014 was 6.5 percent and 6.3 percent, respectively, compared to 4.2 percent and 4.1 percent, respectively, for the same periods in the prior year. Segment profit margins increased primarily because, in the prior year periods, the mining and metals business line had a significantly higher content of customer-furnished materials, which are accounted for as pass-through costs. Segment profit margins were also affected by the factors noted above that impacted revenue and segment profit.

New awards for the three months ended June 30, 2014 were $1.2 billion compared to $3.6 billion for the second quarter of 2013. The current year period included a new award for a large manufacturing facility in the United States. Backlog decreased to $9.2 billion as of June 30, 2014 compared to $16.2 billion as of June 30, 2013. This decline was due to the work-off of backlog outpacing the reduced new award activity in the mining and metals business line since the second quarter of last year and the cancellation of a mining project during the fourth quarter of 2013 which removed $1.8 billion of backlog. The mining and metals business line has experienced the deferral of major capital investment decisions by most mining customers due to softening commodity demand and project-specific circumstances. The timing of when capital investment by these mining customers could resume is uncertain.

Total assets in the Industrial & Infrastructure segment were $896 million as of June 30, 2014 compared to $910 million as of December 31, 2013.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013

Revenue	$598.6	$674.5	$1,191.8	$1,425.8
Segment profit	13.9	13.6	26.4	54.9

Revenue for the three and six months ended June 30, 2014 decreased 11 percent and 16 percent, respectively, compared to the same periods in the prior year. A majority of the decrease for both periods was due to a reduction in project execution activities for the LOGCAP IV Project in Afghanistan. Both of the three month and six month current year periods benefitted from volume increases from the Savannah River Site Management and Operating Project in South Carolina, which contributed lower revenue in the prior year as a result of the federal government’s budget sequestration, and the recently awarded Strategic Petroleum Reserve Project.

Segment profit for the three months ended June 30, 2014 was essentially flat when compared to the same period of the prior year. Items that affected segment profit in the current year quarter, which included the decline in volume for LOGCAP IV and lower contributions from certain other projects, were similar in magnitude to the $17 million charge that was taken in the second quarter of 2013, as the result of an adverse judgment associated with the company’s final claim on an embassy project. Segment profit for the six months ended June 30, 2014 decreased 52 percent compared to the first six months of the prior year, primarily as a result of reduced contributions from LOGCAP IV. In the six month period of the prior year, the previously mentioned second quarter 2013 embassy charge was partially offset by the favorable effect of the close-out of certain prior year indirect rates in the first quarter of 2013.

Segment profit margin for the three and six months ended June 30, 2014 was 2.3 percent and 2.2 percent, respectively, compared to 2.0 percent and 3.9 percent for the three and six months ended June 30, 2013. The decline in the segment profit margin for the first six months of 2014 compared to the corresponding period of the prior year was primarily due to the factors noted above affecting revenue and segment profit.

New awards for the three months ended June 30, 2014 were $3.1 billion compared to $256 million for the same period in the prior year. The current quarter new awards included a multi-year nuclear decommissioning project in the United Kingdom and the fourth option year under LOGCAP IV. Backlog was $5.2 billion as of June 30, 2014 compared to $531 million as of June 30, 2013. The increase in backlog is due to the current quarter new award of the multi-year nuclear decommissioning project noted above, the first quarter 2014 new award of the Strategic Petroleum Reserve Project and the inclusion in backlog of the unfunded portion of multi-year government contract awards which the company began reporting in its backlog as of December 31, 2013 to be more comparable to industry practice. Total backlog included $4.0 billion of unfunded government contracts as of June 30, 2014.

Total assets in the Government segment decreased to $512 million as of June 30, 2014 from $581 million as of December 31, 2013, primarily due to a reduction in working capital to support the declining volume of LOGCAP IV project execution activities.

Global Services

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013

Revenue	$145.1	$154.4	$287.8	$304.3
Segment profit	19.8	27.6	38.6	55.3

Revenue decreased six percent for the three months ended June 30, 2014 compared to the same period in 2013 due to the equipment business line’s reduced volume of mining-related activities in Latin America, partially offset by improved equipment rental activities in Mexico. Revenue decreased five percent for the six months ended June 30, 2014 compared to the corresponding period in the prior year, principally due to the equipment business line. Decreased volume in equipment rental activities in Africa and Latin America for the first half of 2014 was somewhat offset by increased volume in Mexico and North America.

Segment profit for the three months ended June 30, 2014 decreased 28 percent compared to the three months ended June 30, 2013, principally as the result of reduced contributions from the equipment business line in Latin America. Segment profit decreased 30 percent for the first six months of 2014 compared to the first six months of 2013, primarily as the result of the net volume decrease in the equipment business line, as mentioned above. The continued transition to a new business model in the supply chain solutions business line and start-up costs for joint venture companies in the fabrication business line also contributed to the segment profit decrease and more than offset an improvement in segment profit by the temporary staffing business line.

Segment profit margin for the three and six months ended June 30, 2014 was 13.7 percent and 13.4 percent, respectively, compared to 17.9 percent and 18.2 percent for the three and six months ended June 30, 2013. The decreases in segment profit margin were the net result of the factors that reduced revenue and segment profit, as discussed above.

The equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

Total assets in the Global Services segment were $822 million as of June 30, 2014 compared to $759 million as of December 31, 2013.

Power

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013

Revenue	$204.0	$422.6	$454.9	$805.6
Segment profit	14.9	10.6	13.5	3.8

Revenue for the three and six months ended June 30, 2014 decreased significantly compared to the three and six months ended June 30, 2013, principally due to a decrease in project execution activities on two solar power projects in the western United States and a gas-fired power plant in Texas that are all progressing towards completion.

Segment profit and segment profit margin for the three and six months ended June 30, 2014 increased compared to the three and six months ended June 30, 2013, primarily due to an accrual in the second quarter of 2014 for the reimbursement of $17 million of certain qualified expenditures as part of a cost-sharing award with the U.S. Department of Energy (“DOE”) and NuScale. The NuScale expenses, included in the determination of segment profit, were $4 million and $17 million (net of the $17 million accrual for both periods), respectively, for the three and six months ended June 30, 2014 and $13 million and $28 million, respectively, for the three and six months ended June 30, 2013. In addition, exclusive of NuScale, the net overall performance of the segment’s projects declined in the current year periods when compared to the prior year periods, with no single project being individually significant.

The operations of NuScale are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. Although part of the Power segment, these activities could provide future benefits to both commercial and government clients. In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a multi-year funding award totaling $217 million under the DOE’s Small Modular Reactor Licensing Technical Support Program. This cost-sharing award allows NuScale to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design development and certification. The DOE will provide cost reimbursement for up to 43 percent of qualified expenditures incurred during the period from June 1, 2014 to May 31, 2019. The Cooperative Agreement also provides for reimbursement of pre-award costs incurred from September 18, 2013 to May 31, 2014. The company will recognize the cost-sharing award as a reduction of “Total cost of revenue” in the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized, with the exception of certain pre-award costs which were recognized in the second quarter of 2014 upon entering into the cost-sharing agreement. A portion of the DOE cost-sharing award has been funded, with funding for future years subject to U.S. Congressional appropriations.

Although there has been a recent increase in bidding and proposal activity, the Power segment continues to be affected by relatively weak demand for new power generation. Market segments with the most likely near term opportunities include gas-fired combined cycle generation, renewable energy, and air emissions compliance projects for existing coal-fired power plants. New awards in the second quarter of 2014 were $38 million compared to $59 million in the second quarter of 2013. Backlog was $1.7 billion as of June 30, 2014 and $1.6 billion as of June 30, 2013.

Total assets in the Power segment were $129 million as of June 30, 2014 and $155 million as of December 31, 2013.

Other

Corporate general and administrative expense for the three and six months ended June 30, 2014 was $57 million and $94 million, respectively, compared to $32 million and $65 million for the three and six months ended June 30, 2013, respectively. The increases for the three and six month periods ended June 30, 2014 compared to the corresponding periods of the prior year were primarily attributable to higher compensation expense (much of it stock price-driven) and organizational realignment expense (mostly severance). Net interest expense was $3 million and $6 million during the three and six months periods ended June 30, 2014, respectively, compared to $2 million and $5 million during the corresponding periods of 2013. Income tax expense for the three and six months ended June 30, 2014 and 2013 is discussed above under “— Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 14 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit totaling $5.4 billion, which may be used for revolving loans, letters of credit and/or general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $4.2 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of June 30, 2014, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of June 30, 2014 was 12.6 percent compared to 12.3 percent as of December 31, 2013.

Cash Flows

Cash and cash equivalents were $2.2 billion as of June 30, 2014 compared to $2.3 billion as of December 31, 2013. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.7 billion as of both June 30, 2014 and December 31, 2013. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. As of June 30, 2014 and December 31, 2013, non-U.S. cash and cash equivalents amounted to $1.2 billion and $1.1 billion, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in short-term, offshore time deposits, for which there is unrestricted access. The company did not consider any cash to be permanently reinvested overseas as of June 30, 2014 and December 31, 2013 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

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

During the first half of 2014, working capital increased modestly due to an increase in accounts receivable partially offset by a decrease in contract work in progress. The drivers of these fluctuations were:

•                  An increase in accounts receivable in the Oil & Gas segment. The higher accounts receivable balance in 2014  resulted primarily from normal billing and collection activities for various projects, including the coal bed methane gas project in Australia, and was not indicative of any significant collection or liquidity issues.

•                  Decreases in contract work in progress in the Oil & Gas and Power segments that resulted primarily from normal project execution activities. A significant contributor to the decrease in contract work in progress in the Oil & Gas segment was the coal bed methane gas project in Australia. The decrease in contract work in progress in the Power segment resulted from numerous projects.

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

Cash provided by operating activities was $426 million for the six months ended June 30, 2014 compared to $236 million for the corresponding period of the prior year. The period-over-period improvement in cash flows from operating activities was primarily attributable to a significantly smaller net increase in working capital when comparing the two periods, with the largest contributor being a decrease in contract work in progress for the coal bed methane gas project in Australia in the Oil & Gas segment.

The company contributed approximately $12 million into its defined benefit pension plans during the six months ended June 30, 2014 compared to $9 million during the corresponding period of the prior year. The company expects to fund approximately $30 million to $60 million during 2014.

In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a multi-year funding award totaling $217 million under the DOE’s Small Modular Reactor Licensing Technical Support Program. For further discussion of the Cooperative Agreement, see “Power” above.

                                 Investing Activities

Cash utilized by investing activities amounted to $107 million and $138 million for the six months ended June 30, 2014 and 2013, respectively. The primary investing activities included purchases, sales and maturities of marketable securities, capital expenditures, disposals of property, plant and equipment, business acquisitions, and investments in and sales of partnerships and joint ventures. Investing activities during the first half of 2013 also included the consolidation of a variable interest entity (“VIE”) that had previously been accounted for using the proportionate consolidation method in which cash for this VIE was not required to be consolidated.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield.

These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the six months ended June 30, 2014 and 2013, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $33 million and $39 million, respectively. The company held combined current and noncurrent marketable securities of $493 million and $461 million as of June 30, 2014 and December 31, 2013, respectively.

Capital expenditures of $149 million and $122 million for the six months ended June 30, 2014 and 2013, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment, as well as investments in information technology and replacement or refurbishment of facilities. Proceeds from the disposal of property, plant and equipment of $47 million and $32 million during the first half of 2014 and 2013, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment.

During the first half of 2014, the company sold its interest in two joint ventures in the Industrial & Infrastructure segment for $44 million. The company had a 10 percent interest in both joint ventures and accounted for these investments using the equity method.

During the first half of 2013, the company paid $8 million to acquire an Australian-based company that specializes in fabrication and pressure welding. The company continues to make investments in partnerships or joint ventures primarily for the execution of single contracts or projects. Investments in unconsolidated partnerships and joint ventures were $18 million and $33 million during the six months ended June 30, 2014 and 2013, respectively.

Financing Activities

Cash utilized by financing activities during the six months ended June 30, 2014 and 2013 of $421 million and $94 million, respectively, included company stock repurchases, company dividend payments to stockholders, repayments of debt and distributions paid to holders of noncontrolling interests.

Cash utilized by financing activities included the repurchase and cancellation of 4,212,685 shares of company’s common stock for $324 million in the first half of 2014 under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2013 were paid in the first quarter of 2014. However, dividends declared in the fourth quarter of 2012 were paid in December 2012. Quarterly cash dividends of $0.21 per share and $0.16 per share were declared in the second quarter of 2014 and 2013, respectively. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the 2004 Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2013 and second quarter of 2014 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2013 and June 30, 2014, respectively. During the six months ended June 30, 2014, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,727 shares of the company’s common stock. During the six months ended June 30, 2013, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 61 shares of the company’s common stock. The company does not know the timing or principal amount of the remaining 2004 Notes that may be presented for conversion by the holders in the future. Additionally, the 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

During the first half of 2013, the company redeemed its 5.625% Municipal Bonds for $18 million, or 100% of their principal amount, and also paid $9 million on the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $44 million and $46 million during the six months ended June 30, 2014 and 2013, respectively. Distributions in both 2014 and 2013 primarily related to mining joint venture projects in Argentina and Australia.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the six months ended June 30, 2014, some major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $1 million related to cash held by foreign subsidiaries. During the six months ended June 30, 2013, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $53 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

In May 2014, the company entered into a $1.7 billion Revolving Loan and Letter of Credit Facility Agreement (“Credit Facility”) that matures in 2019. Borrowings under the Credit Facility bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin. The Credit Facility may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $750 million for the company’s subsidiaries. On the same day, the company terminated its $1.2 billion Revolving Performance Letter of Credit Facility Agreement dated December 14, 2010 and all outstanding letters of credit thereunder have been assigned or otherwise transferred to the new Credit Facility.

                                 In conjunction with the Credit Facility, the company also amended its existing $1.8 billion Revolving Loan and Letter of Credit Facility Agreement dated November 9, 2012 to extend the maturity date to May 2019 and increase the cap on the aggregate amount of debt for the company subsidiaries from $600 million to $750 million.

As of June 30, 2014, the company had a combination of committed and uncommitted lines of credit that totaled $5.4 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. As of June 30, 2014, letters of credit and borrowings under credit facilities totaling $1.2 billion were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain consolidated and unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $14.1 billion as of June 30, 2014. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of June 30, 2014 and December 31, 2013 in accordance with ASC 460, “Guarantees” and the carrying value of the liability was not material.

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

For further discussion of the company’s VIEs, see Note 16 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first half of 2014. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2013 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	June 30,
(in millions)	2014	2013
Backlog — beginning of period	$40,162.6	$37,459.7
New awards	5,863.1	7,194.0
Adjustments and cancellations, net	(590.9)	(568.9)
Work performed	(5,106.6)	(7,035.9)
Backlog — end of period	$40,328.2	$37,048.9

	Six Months Ended
	June 30,
(in millions)	2014	2013
Backlog — beginning of period	$34,907.1	$38,199.4
New awards	16,531.6	13,705.7
Adjustments and cancellations, net	(762.0)	(784.6)
Work performed	(10,348.5)	(14,071.6)
Backlog — end of period	$40,328.2	$37,048.9

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

For information on matters in dispute, see Note 13 to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 18, 2014, and Note 14 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended June 30, 2014 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (2)

April 1, 2014 — April 30, 2014	194,612	$76.70	194,141	12,593,318

May 1, 2014 — May 31, 2014	1,183,443	74.70	1,183,020	11,410,298

June 1, 2014 — June 30, 2014	377,392	75.76	373,724	11,036,574

Total	1,755,447	$75.15	1,750,885

(1)         Consists of 1,750,885 shares of company stock repurchased and cancelled by the company under its stock repurchase program for total consideration of $132 million and 4,562 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)         The share repurchase program was originally announced on November 3, 2011 for 12,000,000 shares and was subsequently amended on February 6, 2013 and February 6, 2014 to increase the size of the program by 8,000,000 and 6,000,000 shares, respectively. The company continues to repurchase shares from time to time in open market transactions or privately negotiated transactions, including through pre-arranged trading programs, at its discretion, subject to market conditions and other factors and at such time and in amounts that the company deems appropriate.

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

10.23

Revolving Loan and Letter of Credit Facility Agreement dated as of November 9, 2012, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo - Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed on February 20, 2013).

10.24

Amendment No. 1 dated as of May 28, 2014 to that certain Revolving Loan and Letter of Credit Facility Agreement dated as of November 9, 2012, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo - Mitsubishi UFJ, Ltd., as Co-Documentation Agents.*

10.25

Revolving Loan and Letter of Credit Facility Agreement dated as of May 28, 2014, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo - Mitsubishi UFJ, Ltd., as Co-Documentation Agents.*

10.26

Form of Value Driver Incentive Award Agreement (payable in shares) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.33 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2012).

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

10.32

Retirement and Release Agreement dated as of April 28, 2014, between Fluor Corporation and Stephen B. Dobbs (incorporated by reference to Exhibit 10.32 to the registrant’s Quarterly Report on Form 10-Q filed on May 1, 2014).

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

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013, and (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date: July 31, 2014	/s/ Biggs C. Porter
Biggs C. Porter
Executive Vice President and Chief Financial Officer

Date: July 31, 2014	/s/ Gary G. Smalley
Gary G. Smalley
Senior Vice President and Controller (Chief Accounting Officer)