Form 10-Q
period 2014-09-30
FLUOR CORP
filed 2014-10-30
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 24, 2014, 156,220,578 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

September 30, 2014

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013

TOTAL REVENUE	$5,440,081	$6,684,216	$16,076,381	$21,060,168

TOTAL COST OF REVENUE	5,059,960	6,329,685	15,038,616	20,030,907

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	35,131	46,070	129,615	110,590
Interest expense	5,979	6,435	20,321	19,838
Interest income	(4,373)	(2,716)	(12,312)	(10,948)
Total cost and expenses	5,096,697	6,379,474	15,176,240	20,150,387

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	343,384	304,742	900,141	909,781
INCOME TAX EXPENSE	114,635	87,391	282,919	271,834

EARNINGS FROM CONTINUING OPERATIONS	228,749	217,351	617,222	637,947
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(113,859)	—	(199,042)	—

NET EARNINGS	114,890	217,351	418,180	637,947

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	45,388	44,305	121,814	137,031

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$69,502	$173,046	$296,366	$500,916

AMOUNTS ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$183,361	$173,046	$495,408	$500,916
Loss from discontinued operations, net of taxes	(113,859)	—	(199,042)	—
Net earnings	$69,502	$173,046	$296,366	$500,916

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$1.17	$1.06	$3.12	$3.08
Loss from discontinued operations, net of taxes	(0.73)	—	(1.25)	—
Net earnings	$0.44	$1.06	$1.87	$3.08

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$1.15	$1.05	$3.08	$3.05
Loss from discontinued operations, net of taxes	(0.71)	—	(1.24)	—
Net earnings	$0.44	$1.05	$1.84	$3.05

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	157,332	162,940	158,670	162,715
DILUTED	159,456	164,845	160,756	164,324

DIVIDENDS DECLARED PER SHARE	$0.21	$0.16	$0.63	$0.48

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

NET EARNINGS	$114,890	$217,351	$418,180	$637,947

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(66,381)	26,192	(65,672)	(30,555)
Ownership share of equity method investees’ other comprehensive income (loss)	(1,127)	2,262	9,218	8,353
Defined benefit pension and postretirement plan adjustments	11,339	(4,045)	14,496	4,780
Unrealized gain (loss) on derivative contracts	(2,109)	1,015	(1,604)	(827)
Unrealized gain (loss) on debt securities	(345)	365	(132)	(732)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(58,623)	25,789	(43,694)	(18,981)

COMPREHENSIVE INCOME	56,267	243,140	374,486	618,966

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	44,555	43,902	117,007	136,681

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$11,712	$199,238	$257,479	$482,285

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	September 30,	December 31,
(in thousands, except share and per share amounts)	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($410,859 and $488,426 related to variable interest entities (“VIEs”))	$1,900,197	$2,283,582
Marketable securities, current ($64,145 and $64,084 related to VIEs)	167,323	186,023
Accounts and notes receivable, net ($211,036 and $220,705 related to VIEs)	1,150,276	1,274,024
Contract work in progress ($221,665 and $238,895 related to VIEs)	1,743,707	1,740,821
Deferred taxes	360,265	245,796
Other current assets	337,712	273,437
Total current assets	5,659,480	6,003,683
Marketable securities, noncurrent	334,008	275,402
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,116,255 and $1,106,925) (net PP&E of $69,203 and $87,774 related to VIEs))	970,605	966,953
Investments and goodwill	304,341	312,293
Deferred taxes	97,407	139,773
Deferred compensation trusts	396,723	388,408
Other	286,141	237,338
TOTAL ASSETS	$8,048,705	$8,323,850

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($234,339 and $311,892 related to VIEs)	$1,457,605	$1,641,109
Convertible senior notes and other borrowings	29,822	29,839
Advance billings on contracts ($185,577 and $327,820 related to VIEs)	565,136	743,524
Accrued salaries, wages and benefits ($54,728 and $64,064 related to VIEs)	667,705	753,452
Other accrued liabilities ($31,769 and $25,517 related to VIEs)	583,009	239,236
Total current liabilities	3,303,277	3,407,160
LONG-TERM DEBT DUE AFTER ONE YEAR	496,935	496,604
NONCURRENT LIABILITIES	538,815	539,263
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common – authorized 375,000,000 shares ($0.01 par value); issued and outstanding – 156,527,652 and 161,287,818 shares in 2014 and 2013, respectively	1,565	1,613
Additional paid-in capital	—	12,911
Accumulated other comprehensive loss	(337,088)	(298,201)
Retained earnings	3,894,404	4,040,664
Total shareholders’ equity	3,558,881	3,756,987
Noncontrolling interests	150,797	123,836
Total equity	3,709,678	3,880,823
TOTAL LIABILITIES AND EQUITY	$8,048,705	$8,323,850

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$418,180	$637,947
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Loss from discontinued operations, net of taxes	199,042	—
Depreciation of fixed assets	143,825	162,264
Amortization of intangibles	669	576
Loss (gain) on sales of equity method investments	2,158	(2,370)
(Earnings) loss from equity method investments, net of distributions	(4,093)	11,409
Gain on sale of property, plant and equipment	(23,270)	(10,107)
Restricted stock and stock option amortization	36,256	31,861
Deferred compensation trust	(8,315)	(31,718)
Deferred compensation obligation	8,266	34,588
Deferred taxes	58,074	(40,980)
Excess tax benefit from stock-based plans	(3,965)	(4,501)
Net retirement plan (contributions) accrual	(35,910)	2,436
Changes in operating assets and liabilities	(374,107)	(89,817)
Cash outflows from discontinued operations	(4,680)	—
Other items	(4,781)	955
Cash provided by operating activities	407,349	702,543

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(275,907)	(348,949)
Proceeds from the sales and maturities of marketable securities	233,506	361,084
Capital expenditures	(222,561)	(181,059)
Proceeds from disposal of property, plant and equipment	72,468	43,737
Proceeds from sales of equity method investments	44,000	3,005
Investments in partnerships and joint ventures	(34,185)	(37,540)
Consolidation of a variable interest entity	—	24,675
Acquisitions	—	(7,674)
Other items	1,959	8,988
Cash utilized by investing activities	(180,720)	(133,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(410,637)	—
Dividends paid	(92,975)	(52,457)
Repayment of 5.625% Municipal Bonds	—	(17,795)
Repayment of convertible debt and notes payable	(74)	(8,640)
Distributions paid to noncontrolling interests	(75,510)	(79,549)
Capital contributions by noncontrolling interests	2,210	1,549
Taxes paid on vested restricted stock	(11,426)	(11,404)
Stock options exercised	23,961	21,613
Excess tax benefit from stock-based plans	3,965	4,501
Other items	(1,788)	6,467
Cash utilized by financing activities	(562,274)	(135,715)

Effect of exchange rate changes on cash	(47,740)	(50,066)

Increase (decrease) in cash and cash equivalents	(383,385)	383,029

Cash and cash equivalents at beginning of period	2,283,582	2,154,541

Cash and cash equivalents at end of period	$1,900,197	$2,537,570

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  Principles of Consolidation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2013 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2014 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of September 30, 2014 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2013 have been reclassified to conform to the 2014 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

(2)                  Recent Accounting Pronouncements

New accounting pronouncements implemented by the company during the nine months ended September 30, 2014 or requiring implementation in future periods are discussed below or elsewhere in the notes, where appropriate.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and subsequent interim reporting periods. The adoption of ASU 2014-15 will not have any impact on the company’s financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.” This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015. Management does not expect the adoption of ASU 2014-12 to have a material impact on the company’s financial position, results of operations or cash flows.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

presented or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating the impact of adopting ASU 2014-09 on the company’s financial position, results of operations and cash flows.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components of an entity that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also expands the scope of ASC 205-20, “Discontinued Operations,” to disposals of equity method investments and acquired businesses held for sale. This ASU is effective prospectively for all disposals or classifications as held for sale that occur in interim and annual reporting periods beginning after December 15, 2014. Management does not expect the adoption of ASU 2014-08 to have a material impact on the company’s financial position, results of operations or cash flows.

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

(3)                  Discontinued Operations

During the three and nine months ended September 30, 2014, the company recorded an after-tax loss from discontinued operations of $114 million and $199 million, respectively, in connection with the reassessment of estimated loss contingencies related to the lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri. The related tax effects associated with these losses were $64 million and $111 million for the three and nine months ended September 30, 2014, respectively. See further discussion of this matter in Note 14.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(4)                  Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(105,841)	$39,460	$(66,381)	$42,074	$(15,882)	$26,192
Ownership share of equity method investees’ other comprehensive income (loss)	(1,724)	597	(1,127)	3,118	(856)	2,262
Defined benefit pension and postretirement plan adjustments	18,142	(6,803)	11,339	(6,472)	2,427	(4,045)
Unrealized gain (loss) on derivative contracts	(3,244)	1,135	(2,109)	1,700	(685)	1,015
Unrealized gain (loss) on debt securities	(552)	207	(345)	585	(220)	365
Total other comprehensive income (loss)	(93,219)	34,596	(58,623)	41,005	(15,216)	25,789
Less: Other comprehensive loss attributable to noncontrolling interests	(833)	—	(833)	(403)	—	(403)
Other comprehensive income (loss) attributable to Fluor Corporation	$(92,386)	$34,596	$(57,790)	$41,408	$(15,216)	$26,192

The tax effects of the components of OCI for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(102,282)	$36,610	$(65,672)	$(48,753)	$18,198	$(30,555)
Ownership share of equity method investees’ other comprehensive income	16,508	(7,290)	9,218	11,471	(3,118)	8,353
Defined benefit pension and postretirement plan adjustments	23,193	(8,697)	14,496	7,648	(2,868)	4,780
Unrealized loss on derivative contracts	(2,463)	859	(1,604)	(1,247)	420	(827)
Unrealized loss on debt securities	(212)	80	(132)	(1,170)	438	(732)
Total other comprehensive loss	(65,256)	21,562	(43,694)	(32,051)	13,070	(18,981)
Less: Other comprehensive loss attributable to noncontrolling interests	(4,807)	—	(4,807)	(350)	—	(350)
Other comprehensive loss attributable to Fluor Corporation	$(60,449)	$21,562	$(38,887)	$(31,701)	$13,070	$(18,631)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended September 30, 2014 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Loss	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of June 30, 2014	$4,587	$(21,929)	$(255,140)	$(7,205)	$389	$(279,298)
Other comprehensive income (loss) before reclassifications	(65,767)	(1,127)	9,315	(1,963)	(325)	(59,867)
Amounts reclassified from AOCI	—	—	2,024	73	(20)	2,077
Net other comprehensive income (loss)	(65,767)	(1,127)	11,339	(1,890)	(345)	(57,790)
Balance as of September 30, 2014	$(61,180)	$(23,056)	$(243,801)	$(9,095)	$44	$(337,088)

Attributable to Noncontrolling Interests:
Balance as of June 30, 2014	$3,843	$—	$—	$135	$—	$3,978
Other comprehensive loss before reclassifications	(614)	—	—	(225)	—	(839)
Amounts reclassified from AOCI	—	—	—	6	—	6
Net other comprehensive loss	(614)	—	—	(219)	—	(833)
Balance as of September 30, 2014	$3,229	$—	$—	$(84)	$—	$3,145

The changes in AOCI balances by component (after-tax) for the nine months ended September 30, 2014 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2013	$(164)	$(32,274)	$(258,297)	$(7,642)	$176	$(298,201)
Other comprehensive income (loss) before reclassifications	(61,016)	9,218	8,364	(1,690)	(123)	(45,247)
Amounts reclassified from AOCI	—	—	6,132	237	(9)	6,360
Net other comprehensive income (loss)	(61,016)	9,218	14,496	(1,453)	(132)	(38,887)
Balance as of September 30, 2014	$(61,180)	$(23,056)	$(243,801)	$(9,095)	$44	$(337,088)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2013	$7,885	$—	$—	$67	$—	$7,952
Other comprehensive loss before reclassifications	(4,656)	—	—	(166)	—	(4,822)
Amounts reclassified from AOCI	—	—	—	15	—	15
Net other comprehensive loss	(4,656)	—	—	(151)	—	(4,807)
Balance as of September 30, 2014	$3,229	$—	$—	$(84)	$—	$3,145

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

The changes in AOCI balances by component (after-tax) for the nine months ended September 30, 2013 are as follows:

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The significant items reclassified out of AOCI and the corresponding location in and impact in the Condensed Consolidated Statement of Earnings are as follows:

	Location in	Three Months Ended		Nine Months Ended
	Condensed Consolidated	September 30,		September 30,
(in thousands)	Statement of Earnings	2014	2013	2014	2013
Component of AOCI:
Defined benefit pension plan adjustments	Various accounts(1)	$(3,239)	$(3,220)	$(9,811)	$(9,666)
Income tax benefit	Income tax expense	1,215	1,208	3,679	3,625
Net of tax		$(2,024)	$(2,012)	$(6,132)	$(6,041)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Total cost of revenue	$293	$(2,112)	$842	$(2,237)
Interest rate contracts	Interest expense	(419)	(419)	(1,258)	(1,258)
Income tax benefit (net)	Income tax expense	47	949	164	1,315
Net of tax		(79)	(1,582)	(252)	(2,180)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(6)	—	(15)	1

Net of tax and noncontrolling interests		$(73)	$(1,582)	$(237)	$(2,181)

Unrealized gain on available-for-sale securities	Corporate general and administrative expense	$31	$3	$14	$139
Income tax expense	Income tax expense	(11)	(1)	(5)	(52)
Net of tax		$20	$2	$9	$87

(1)           Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

(5)                Income Taxes

The effective tax rate on earnings from continuing operations for the three and nine months ended September 30, 2014 was 33.4 percent and 31.4 percent, respectively, compared to 28.7 percent and 29.9 percent for the corresponding periods of 2013. The higher effective tax rates for the three and nine months ended September 30, 2014 were primarily due to a benefit in 2013 of U.S. federal tax research credits which have not been extended beyond 2013. All periods benefited from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. The company’s effective tax rates from discontinued operations for the three and nine months ended September 30, 2014 were 35.9 percent and 35.8 percent, respectively.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)                  Cash Paid for Interest and Taxes

Cash paid for interest was $21 million for both the nine months ended September 30, 2014 and 2013, respectively. Income tax payments, net of refunds, were $240 million and $153 million during the nine-month periods ended September 30, 2014 and 2013, respectively.

(7)                   Earnings Per Share

Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013

Amounts attributable to Fluor Corporation:
Earnings from continuing operations	$183,361	$173,046	$495,408	$500,916
Loss from discontinued operations, net of taxes	(113,859)	—	(199,042)	—
Net earnings	$69,502	$173,046	$296,366	$500,916

Basic EPS:
Weighted average common shares outstanding	157,332	162,940	158,670	162,715

Basic EPS attributable to Fluor Corporation:
Earnings from continuing operations	$1.17	$1.06	$3.12	$3.08
Loss from discontinued operations, net of taxes	(0.73)	—	(1.25)	—
Net earnings	$0.44	$1.06	$1.87	$3.08

Diluted EPS:
Weighted average common shares outstanding	157,332	162,940	158,670	162,715

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units	1,726	1,490	1,663	1,218
Conversion equivalent of dilutive convertible debt	398	415	423	391
Weighted average diluted shares outstanding	159,456	164,845	160,756	164,324

Diluted EPS attributable to Fluor Corporation:
Earnings from continuing operations	$1.15	$1.05	$3.08	$3.05
Loss from discontinued operations, net of taxes	(0.71)	—	(1.24)	—
Net earnings	$0.44	$1.05	$1.84	$3.05

Anti-dilutive securities not included above	667	1,845	596	1,914

During the three and nine months ended September 30, 2014, the company repurchased and cancelled 1,218,503 and 5,431,188 shares of its common stock, respectively, under its stock repurchase program for $87 million and $411 million, respectively.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$13,781	$13,781	$—	$—	$50,081	$50,081	$—	$—
Marketable securities, current(2)	93,289	—	93,289	—	111,333	—	111,333
Deferred compensation trusts(3)	91,200	91,200	—	—	87,507	87,507	—	—
Marketable securities, noncurrent(4)	334,008	—	334,008	—	275,402	—	275,402	—
Derivative assets(5)
Commodity contracts	89	—	89	—	438	—	438	—
Foreign currency contracts	196	—	196	—	855	—	855	—

Liabilities:
Derivative liabilities(5)
Commodity contracts	$290	$—	$290	$—	$3	$—	$3	$—
Foreign currency contracts	4,491	—	4,491	—	967	—	967	—

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of September 30, 2014: money market funds of $14 million, U.S. agency securities of $82 million, U.S. Treasury securities of $97 million, corporate debt securities of $245 million and other debt securities of $3 million. As of December 31, 2013, available-for-sale securities consisted of money market funds of $50 million, U.S. agency securities of $119 million, U.S. Treasury securities of $26 million, corporate debt securities of $235 million and commercial paper of $7 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During the three and nine months ended September 30, 2014, proceeds from the sales and maturities of available-for-sale securities were $40 million and $157 million, respectively, compared to $29 million and $235 million for the corresponding periods of 2013.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		September 30, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,132,282	$1,132,282	$1,444,656	$1,444,656
Cash equivalents(2)	Level 2	754,134	754,134	788,845	788,845
Marketable securities, current(3)	Level 2	74,034	74,034	74,690	74,690
Notes receivable, including noncurrent portion(4)	Level 3	18,817	18,817	27,602	27,602
Liabilities:
3.375% Senior Notes(5)	Level 2	$496,935	$513,021	$496,604	$484,204
1.5% Convertible Senior Notes(5)	Level 2	18,324	45,016	18,398	54,027
Other borrowings(6)	Level 2	11,498	11,498	11,441	11,441

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

(6)     Other borrowings primarily represent amounts outstanding under a short-term credit facility. The carrying amount of borrowings under this credit facility approximates fair value because of the short-term maturity.

(9)                  Derivatives and Hedging

The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility, may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally implements a hedging strategy utilizing derivative instruments as hedging instruments to mitigate the risk. These hedging instruments are designated as either fair value or cash flow hedges in accordance with ASC 815, “Derivatives and Hedging.” The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the hedging instruments are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all hedging instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the hedging instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the hedging instrument’s gain or loss due to changes in fair value is recorded as a component of AOCI and is reclassified into earnings when the hedged item settles. Any ineffective portion of a hedging instrument’s change in fair value is immediately recognized in earnings. The company does not enter into derivative instruments for speculative purposes. The company maintains master netting arrangements with certain counterparties to facilitate the settlement of derivative instruments; however, the company reports the fair value of derivative instruments on a gross basis.

As of September 30, 2014, the company had total gross notional amounts of $216 million of foreign currency contracts and $9 million of commodity contracts outstanding relating to engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. The foreign currency contracts are of varying duration, none of which extend beyond September 2016. The commodity contracts are of varying duration, none of which extend beyond May 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the three and nine months ended September 30, 2014 and 2013.

The fair values of derivatives designated as hedging instruments under ASC 815 as of September 30, 2014 and December 31, 2013 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
(in thousands)	Location	2014	2013	Location	2014	2013
Commodity contracts	Other current assets	$65	$296	Other accrued liabilities	$249	$3
Foreign currency contracts	Other current assets	182	855	Other accrued liabilities	3,297	967
Commodity contracts	Other assets	24	142	Noncurrent liabilities	41	—
Foreign currency contracts	Other assets	14	—	Noncurrent liabilities	1,194	—
Total		$285	$1,293		$4,781	$970

The pre-tax net gains (losses) recognized in earnings associated with the hedging instruments designated as fair value hedges for the three and nine months ended September 30, 2014 and 2013 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2014	2013	2014	2013
Foreign currency contracts	Corporate general and
	administrative expense	$(1,228)	$(81)	$2,123	$4,064

The pre-tax amount of gain (loss) recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the amount of gain (loss) recognized in earnings on the hedged items in the same locations in the Condensed Consolidated Statement of Earnings.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The after-tax amount of gain (loss) recognized in OCI associated with the derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedges (in thousands)	2014	2013	2014	2013
Commodity contracts	$(175)	$47	$(225)	$79
Foreign currency contracts	(1,788)	(490)	(1,465)	(2,962)
Total	$(1,963)	$(443)	$(1,690)	$(2,883)

The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2014	2013	2014	2013
Commodity contracts	Total cost of revenue	$(9)	$(1)	$61	$59
Foreign currency contracts	Total cost of revenue	198	(1,319)	488	(1,454)
Interest rate contracts	Interest expense	(262)	(262)	(786)	(786)
Total		$(73)	$(1,582)	$(237)	$(2,181)

(10)        Retirement Benefits

Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans includes the following components:

	U.S. Pension Plan				Non-U.S. Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$950	$1,613	$2,850	$4,840	$4,071	$3,809	$12,400	$11,505
Interest cost	7,919	7,275	23,756	21,825	8,702	7,989	26,387	23,925
Expected return on assets	(7,527)	(7,744)	(22,579)	(23,232)	(12,120)	(11,527)	(36,729)	(34,507)
Amortization of prior service cost	188	26	563	77	—	—	—	—
Recognized net actuarial loss	1,109	1,510	3,326	4,530	1,943	1,683	5,923	5,058
Net periodic pension expense	$2,639	$2,680	$7,916	$8,040	$2,596	$1,954	$7,981	$5,981

The company currently expects to fund approximately $50 million to $60 million into its defined benefit pension plans during 2014, which is expected to be in excess of the minimum funding required. During the nine months ended September 30, 2014, contributions of approximately $50 million were made by the company.

The company’s Board of Directors previously approved amendments to freeze the accrual of future service-related benefits for salaried participants of the U.S. defined benefit pension plan (the “U.S. plan”) as of December 31, 2011 and craft participants of the U.S. plan as of December 31, 2013.

On October 29, 2014, the company’s Board of Directors approved an amendment to terminate the U.S. plan effective December 31, 2014. The settlement of the plan is expected to occur in late 2015, subject to regulatory approval. The company’s ultimate settlement obligation will depend  upon the nature and timing of participant settlements. Upon settlement, the company expects to recognize additional expense, consisting of unrecognized actuarial losses included in accumulated other comprehensive loss that totaled approximately $160 million as of September 30, 2014, as well as an amount by which the settlement obligation exceeds the company's accrued pension liability, which could also be significant. The company does not expect the settlement of the plan obligations to have a material impact on its cash position.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(11)           Financing Arrangements

The company currently has two credit facilities with aggregate commitments of $3.5 billion, the entire amount of which may be used for performance letters of credit. The company may utilize up to $1.75 billion in the aggregate for revolving advances. Borrowings under both the company’s $1.7 billion Revolving Loan and Letter of Credit Facility Agreement and $1.8 billion Revolving Loan and Letter of Credit Facility Agreement bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin. Both facilities mature in May 2019. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $750 million for the company’s subsidiaries.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2013 and third quarter of 2014 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2013 and September 30, 2014, respectively. During the nine months ended September 30, 2014, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,750 shares of the company’s common stock. During the nine months ended September 30, 2013, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,562 shares of the company’s common stock.

The following table presents information related to the liability and equity components of the 2004 Notes:

(in thousands)	September 30, 2014	December 31, 2013
Carrying value of the equity component	$19,516	$19,519
Principal amount and carrying value of the liability component	18,324	18,398

The 2004 Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 36.6729 shares per each $1,000 principal amount of the 2004 Notes. Interest expense for the three and nine month periods included original coupon interest of less than $0.1 million and $0.2 million, respectively, during both 2014 and 2013. The if-converted value of $45 million was in excess of the principal value as of September 30, 2014.

In July 2013, the company established a short-term credit facility to purchase land and construction equipment associated with the equipment operations in the Global Services segment. Outstanding borrowings under the facility were $11 million as of both September 30, 2014 and December 31, 2013.

As of September 30, 2014, the company was in compliance with all of the financial covenants related to its debt agreements.

(12)           Stock-Based Plans

The company’s executive and director stock-based compensation plans are described, and informational disclosures provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2013. In the first

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

nine months of 2014 and 2013, restricted stock units and restricted shares totaling 370,014 and 477,731, respectively, were granted to executives and directors, at weighted-average per share prices of $79.06 and $61.45, respectively. For the company’s executives, the restricted units granted in 2014 and 2013 generally vest ratably over three years. For the company’s directors, the restricted units and shares granted in 2014 and 2013 vest or vested on the first anniversary of the grant. During the first nine months of 2014 and 2013, options for the purchase of 684,486 shares at a weighted-average exercise price of $79.19 per share and 884,574 shares at a weighted-average exercise price of $61.45 per share, respectively, were awarded to executives. The options granted in 2014 and 2013 vest ratably over three years. The options expire ten years after the grant date. In the first nine months of 2014 and 2013, performance-based Value Driver Incentive (“VDI”) units totaling 315,551 and 385,742, respectively, were granted to executives at weighted-average per share prices of $79.19 and $61.45, respectively. The number of units is adjusted at the end of the performance period based on the achievement of performance criteria. The VDI awards granted in 2014 and 2013 vest after a period of approximately three years.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and nine months ended September 30, 2014, net earnings attributable to noncontrolling interests were $45 million and $122 million, respectively. For the three and nine months ended September 30, 2013, net earnings attributable to noncontrolling interests were $44 million and $137 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods presented. Distributions paid to noncontrolling interests were $76 million and $80 million for the nine months ended September 30, 2014 and 2013, respectively. Capital contributions by noncontrolling interests were $2 million for both the nine months ended September 30, 2014 and 2013.

(14)           Contingencies and Commitments

The company and certain of its subsidiaries are subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. The company currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

As of September 30, 2014, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

In October 2014, the company entered into a settlement agreement with counsel for a number of plaintiffs (including the 16 plaintiffs described above). As a result of the company’s updated assessment of the estimated loss contingency related to these matters, the company recorded an after-tax loss from discontinued operations of $114 million during the three months ended September 30, 2014. For the nine months ended September 30, 2014, the after-tax loss from discontinued operations was $199 million. The company will disburse funds upon receipt of releases from the plaintiffs. While the company is unable to estimate a range of possible losses in the remaining lawsuits, it does not expect any material charges to result from these cases. In addition, the company will continue to take steps to enforce its rights to indemnification described above for both the settled matters and outstanding claims.

Conex International v. Fluor Enterprises, Inc.

The company was involved in a dispute with Conex International (“Conex”) relating to a project at a refinery in Port Arthur, Texas. An original ruling of the trial court in favor of Conex had been reversed in its entirety, and the Supreme Court of Texas had remanded the matter back to the trial court. The matter has been favorably resolved among the parties with no material financial impact to the company.

Other Matters

The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Recognized claims against clients amounted to $27 million as of September 30, 2014, and are included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet. There were no recognized claims against clients as of December 31, 2013.

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

(15)           Guarantees

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $18.0 billion as of September 30, 2014. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of September 30, 2014 and December 31, 2013 in accordance with ASC 460, “Guarantees” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements may require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

(16)           Variable Interest Entities

Variable Interest Entities

In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Such funding is infrequent and is not anticipated to be material. The company accounts for its partnerships and joint ventures in accordance with ASC 810,”Consolidation.”

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

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity and cost methods of accounting for the investments are also used, depending on the company’s respective ownership interest, amount of influence over the VIE and the nature of services provided by the VIE. The net carrying value of the unconsolidated VIEs classified under “Investments and goodwill” and “Other accrued liabilities” in the Condensed Consolidated Balance Sheet was a net asset of $105 million and $122 million as of September 30, 2014 and December 31, 2013, respectively. Some of the company’s VIEs have debt; however, such debt is

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of September 30, 2014 for the unconsolidated VIEs were $20 million.

In some cases, the company is required to consolidate certain VIEs. As of September 30, 2014, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $509 million, respectively. As of December 31, 2013, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $731 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

A discussion of some of the company’s more significant or unique VIEs is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2013.

 (17)        Operating Information by Segment

Operating information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
External Revenue (in millions)	2014	2013	2014	2013
Oil & Gas	$3,231.6	$2,892.7	$8,778.8	$8,518.5
Industrial & Infrastructure	1,216.0	2,665.0	4,370.6	8,879.5
Government	615.1	675.2	1,806.9	2,101.0
Global Services	140.5	149.7	428.3	454.0
Power	236.9	301.6	691.8	1,107.2
Total external revenue	$5,440.1	$6,684.2	$16,076.4	$21,060.2

The Global Services segment represents a combination of other operating segments that do not meet the ASC 280, “Segment Reporting,” requirements for separate disclosure or aggregation. Intercompany revenue for the Global Services segment, excluded from the amounts shown above, was $131 million and $406 million for the three and nine months ended September 30, 2014, respectively, and $128 million and $371 million for the three and nine months ended September 30, 2013, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Profit (in millions)	2014	2013	2014	2013
Oil & Gas	$178.6	$108.3	$483.9	$319.6
Industrial & Infrastructure	101.4	132.4	298.8	388.7
Government	29.6	37.8	56.0	92.7
Global Services	19.4	24.5	58.0	79.8
Power	5.7	7.6	19.2	11.4
Total segment profit	$334.7	$310.6	$915.9	$892.2

Power segment profit for the three and nine months ended September 30, 2014 and 2013 includes the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. In May 2014, NuScale entered into a cost-sharing agreement with the U.S. Department of Energy (“DOE”) establishing the terms and conditions of a multi-year funding award that allows certain qualified expenditures to be reimbursed. NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit, were $17 million and $13 million for the three month periods in 2014 and 2013, respectively, and $33 million and $41 million for the nine month periods in 2014 and 2013, respectively. The company recognizes the cost-sharing award with the

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

DOE, when earned, as a reduction of “Total cost of revenue” in the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized, with the exception of certain pre-award costs which were recognized in the second quarter of 2014 upon entering into the cost-sharing agreement.

A reconciliation of total segment profit to earnings from continuing operations before taxes is as follows:

	Three Months Ended		Nine Months Ended
Reconciliation of Total Segment Profit to Earnings from	September 30,		September 30,
Continuing Operations Before Taxes (in millions)	2014	2013	2014	2013
Total segment profit	$334.7	$310.6	$915.9	$892.2
Corporate general and administrative expense	(35.1)	(46.1)	(129.6)	(110.6)
Interest income (expense), net	(1.6)	(3.7)	(8.0)	(8.9)
Earnings attributable to noncontrolling interests	45.4	43.9	121.8	137.1
Earnings from continuing operations before taxes	$343.4	$304.7	$900.1	$909.8

Total assets by segment are as follows:

	September 30,	December 31,
Total Assets by Segment (in millions)	2014	2013
Oil & Gas	$1,809.2	$1,643.8
Industrial & Infrastructure	793.7	909.7
Government	437.3	580.6
Global Services	830.0	758.9
Power	132.3	154.9

The increase in total assets for the Oil & Gas segment was due to higher levels of working capital on projects. The decrease in total assets for the Industrial & Infrastructure segment was primarily due to a reduction in working capital associated with the decrease in volume in the mining and metals business line. The decrease in total assets for the Government segment was primarily due to a reduction in working capital to support the declining volume of LOGCAP IV project execution activities.

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

RESULTS OF OPERATIONS

Summary

Consolidated revenue for the three months ended September 30, 2014 decreased 19 percent to $5.4 billion from $6.7 billion for the three months ended September 30, 2013. Consolidated revenue for the nine months ended September 30, 2014 decreased 24 percent to $16.1 billion from $21.1 billion for the first nine months of the prior year. The revenue decreases in the current year periods were principally due to a significant decline in project execution activities in the mining and metals business line of the Industrial & Infrastructure segment.

Earnings from continuing operations attributable to Fluor Corporation were $183 million or $1.15 per diluted share, and $495 million, or $3.08 per diluted share, for the three and nine months ended September 30, 2014, respectively, compared to earnings from continuing operations attributable to Fluor Corporation of $173 million or $1.05 per diluted share, and $501 million, or $3.05 per diluted share, for the corresponding periods of 2013. The increase in earnings from continuing operations attributable to Fluor Corporation during the third quarter of 2014 resulted from higher contributions from the Oil & Gas segment which were partially offset by lower contributions from the mining and metals business line. Earnings from continuing operations attributable to Fluor Corporation during the nine months ended September 30, 2014 were essentially flat when compared to the prior year period, with higher contributions from the Oil & Gas segment being offset by lower contributions from the mining and metals business line, the Government segment and the Global Services segment.

As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, the company recorded an after-tax loss from discontinued operations of $114 million and $199 million during the three and nine months ended September 30, 2014, respectively, in connection with the reassessment of estimated loss contingencies related to the lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri. The related tax effects associated with these losses were $64 million and $111 million for the three and nine months ended September 30, 2014, respectively.

The company is still experiencing a highly competitive business environment, with pressure on margins. However, the Oil & Gas segment has continued to show signs of improvement, particularly for the upstream and petrochemicals markets. In some cases, margins may be favorably or unfavorably impacted by a change in the mix of work performed or a change in the amount of customer-furnished materials, which are accounted for as pass-through costs. For example, in the results of the first nine months of 2014, the Oil & Gas segment experienced higher segment profit margin that was partially due to a shift in the mix of work to higher margin engineering activities from lower margin construction activities. This shift corresponds to an increase in contributions from projects that are in the early stages of the project life cycle compared to a year ago. As another example, the Industrial & Infrastructure segment experienced higher segment profit margin during 2014 because of a significantly lower content of customer-furnished materials compared to the prior year.

In addition to the strengthening of the upstream and petrochemicals markets of the Oil & Gas segment, certain other market trends continue. First, the mining and metals business line has continued to slow as major capital investment decisions by most mining customers have been deferred. Second, the federal government has continued to close bases in the execution of the Logistics Civil Augmentation Program (“LOGCAP IV”) for the United States Army in Afghanistan, which has reduced the volume of work for the Government segment.

The effective tax rate on earnings from continuing operations for the three and nine months ended September 30, 2014 was 33.4 percent and 31.4 percent, respectively, compared to 28.7 percent and 29.9 percent for the corresponding periods of 2013. The higher effective tax rates for the three and nine months ended September 30, 2014 were primarily due to a benefit in 2013 of U.S. federal tax research credits which have not been extended beyond 2013. All periods benefited from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. The company’s effective tax rates from discontinued operations for the three and nine months ended September 30, 2014 were 35.9 percent and 35.8 percent, respectively.

Consolidated new awards were $6.0 billion and $22.5 billion for the three and nine months ended September 30, 2014, respectively, compared to new awards of $5.6 billion and $19.3 billion for the three and nine months ended September 30, 2013, respectively. The Oil & Gas and Government segments were the major contributors to the new award activity in the first nine months of 2014. Approximately 82 percent of consolidated new awards for the nine months ended September 30, 2014 were for projects located outside of the United States compared to 60 percent for the first nine months of 2013.

Consolidated backlog as of September 30, 2014 was $42.3 billion compared to $36.5 billion as of September 30, 2013. The increase in backlog was primarily due to significant new awards in the Oil & Gas and Government segments, partially offset by a decline in backlog in the mining and metals business line of the Industrial & Infrastructure segment. As of September 30, 2014, approximately 72 percent of consolidated backlog related to projects outside of the United States compared to 66 percent as of September 30, 2013. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Oil & Gas

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Revenue	$3,231.6	$2,892.7	$8,778.8	$8,518.5
Segment profit	178.6	108.3	483.9	319.6

Revenue for the three and nine months ended September 30, 2014 increased 12 percent and 3 percent, respectively, compared to the corresponding periods in the prior year. The revenue growth in both periods resulted primarily from increased project execution activities for numerous projects, including an upstream Canadian oil sands facility and several petrochemical projects on the Gulf Coast of the United States. Revenue growth for the nine month period was also driven by increased project execution activities for an upstream production facility in Russia. Revenue growth in both the three and nine month periods of the current year was partially offset by revenue declines for several large projects progressing towards completion, including a refinery project in the United States, a coal bed methane gas project in Australia and several oil sands processing facilities in Canada.

Segment profit for the three and nine months ended September 30, 2014 increased 65 percent and 51 percent, respectively, compared to the corresponding periods in the prior year. The increases in segment profit in both periods resulted from increased project execution activities for several petrochemical projects on the Gulf Coast of the United States and several international projects in the upstream market. Segment profit margin for the three and nine months ended September 30, 2014 was 5.5 percent in both periods, compared to 3.7 percent and 3.8 percent for the corresponding periods in 2013. This improvement was primarily due to the performance of the projects that contributed to the increase in segment profit above, as well as a shift in the mix of work from lower margin construction activities to higher margin engineering activities. This shift corresponds to an increase in contributions from projects that are in the early stages of the project life cycle as compared to the prior year periods.

New awards for the three months ended September 30, 2014 were $4.5 billion compared to $2.4 billion for the corresponding period of the prior year. The current quarter new awards included a refinery project in Malaysia, as well as an oil sands project in Canada. Backlog as of September 30, 2014 increased 41 percent to $26.5 billion compared to $18.7 billion as of September 30, 2013. The growth in backlog reflects continued demand for new capacity in oil and gas production, petrochemicals and gas liquefaction. The segment remains well positioned for new project activity in these markets. Market conditions remain competitive and, in certain cases, may result in more lump-sum contracts.

Total assets in the segment increased to $1.8 billion as of September 30, 2014 from $1.6 billion as of December 31, 2013 due to higher levels of working capital on projects.

Industrial & Infrastructure

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Revenue	$1,216.0	$2,665.0	$4,370.6	$8,879.5
Segment profit	101.4	132.4	298.8	388.7

Revenue for the three and nine months ended September 30, 2014 decreased 54 percent and 51 percent, respectively, compared to the corresponding periods of 2013, primarily as a result of decreased volume in the mining and metals business line.

Segment profit for both the three and nine months ended September 30, 2014 decreased 23 percent compared to the corresponding periods in 2013, primarily due to lower contributions associated with the decline in volume for the mining and metals business line. The decrease in segment profit resulting from the reduced mining volume during the current nine month period was partially offset by the favorable impact of project close-out activities for certain mining projects. Segment profit in the three and nine month periods of both years also benefited from the close-out and achievement of certain progress milestones for domestic transportation projects.

Segment profit margin for the three and nine months ended September 30, 2014 was 8.3 percent and 6.8 percent, respectively, compared to 5.0 percent and 4.4 percent, respectively, for the same periods in the prior year. The higher segment profit margin in the three and nine months ended September 30, 2014 when compared to the same periods in 2013 was primarily because, in the prior year periods, the mining and metals business line had a significantly higher content of customer-furnished materials, which are accounted for as pass-through costs. The 2014 periods also benefitted more from successful mining project close-out activities than the prior year periods.

New awards for the three months ended September 30, 2014 were $460 million compared to $472 million for the 2013 comparison period. Backlog declined to $8.7 billion as of September 30, 2014 compared to $13.8 billion as of September 30, 2013, primarily due to the continued work off of mining backlog outpacing new award activity and the cancellation of a mining project in the fourth quarter of 2013 which removed $1.8 billion of backlog. The downturn in the mining and metals business line has been fueled by reduced commodity demand, which has resulted in the deferral of major capital investment decisions by most mining customers. The timing of when capital investment by these mining customers could resume is uncertain.

Total assets in the segment decreased to $794 billion as of September 30, 2014 from $910 million as of December 31, 2013 primarily due to a reduction in project working capital associated with the decrease in volume in the mining and metals business line.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Revenue	$615.1	$675.2	$1,806.9	$2,101.0
Segment profit	29.6	37.8	56.0	92.7

Revenue for the three and nine months ended September 30, 2013 decreased 9 percent and 14 percent, respectively, compared to the same periods in the prior year, primarily due to a reduction in project execution activities for LOGCAP IV in Afghanistan. The current year periods benefitted from project execution activities for a multi-year nuclear decommissioning project in the United Kingdom (the “Magnox Project”) and the Strategic Petroleum Reserve Project, both awarded in 2014. The current year nine month period also benefited from increased volume for the Savannah River Site Management and Operating Project in South Carolina, which contributed lower revenue in the prior year as a result of the federal government’s budget sequestration.

Segment profit for the three and nine months ended September 30, 2014 decreased 22 percent and 40 percent, respectively, compared to the same periods in the prior year. The decrease in both periods was primarily attributable to the decline in project execution activities for LOGCAP IV. Segment profit for the prior year nine month period included a $17 million charge related to an adverse judgment associated with the company’s final claim on an embassy project, which was mostly offset by a favorable settlement for global indirect rate negotiations.

Segment profit margin for the three and nine months ended September 30, 2014 was 4.8 percent and 3.1 percent, respectively, compared to 5.6 percent and 4.4 percent for the three and nine months ended September 30, 2013. The decline in the segment profit margin for the three and nine months ended September 30, 2014 compared to the corresponding periods of the prior year was due to the factors noted above affecting revenue and segment profit, but primarily LOGCAP IV-related.

New awards for the three months ended September 30, 2014 were $700 million compared to $1.9 billion for the same period in the prior year. The current quarter new awards included a contract for the Paducah Gaseous Diffusion Plant Project (the “Paducah Project”) in Kentucky. Backlog was $5.2 billion as of September 30, 2014 compared to $1.8 billion as of September 30, 2013. This increase was primarily due to the inclusion of $2.2 billion of backlog for the unfunded portion of multi-year government contract awards, which the company began reporting in its backlog as of December 31, 2013 to be more comparable to industry practice. The increase in backlog in the current year is also due to strong new award activity in 2014, including new awards for the Strategic Petroleum Reserve Project, the Magnox Project and the Paducah Project.

Total assets in the Government segment decreased to $437 million as of September 30, 2014 from $581 million as of December 31, 2013, primarily due to a reduction in working capital to support the declining volume of LOGCAP IV project execution activities.

Global Services

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Revenue	$140.5	$149.7	$428.3	$454.0
Segment profit	19.4	24.5	58.0	79.8

Revenue for both the three and nine months ended September 30, 2014 decreased 6 percent, compared to the same periods in 2013, principally due to the equipment business line’s reduced activities supporting mining projects in Latin America. The equipment business line also experienced reduced volume in Afghanistan for both 2014 periods and Africa for the 2014 nine month year-to-date period.

Segment profit for the three and nine months ended September 30, 2014 decreased 21 and 27 percent, respectively, compared to the corresponding periods of the prior year, primarily as the result of reduced contributions from the equipment business line in Latin America and Afghanistan. The equipment business line’s operations in Africa also contributed to the decline in segment profit for the first nine months of 2014.

Segment profit margin for the three and nine months ended September 30, 2014 was 13.8 percent and 13.5 percent, respectively, compared to 16.4 percent and 17.6 percent for the three and nine months ended September 30, 2013. The decline in segment profit margin for both of the current year periods was primarily the result of the factors noted above affecting revenue and segment profit.

The equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

Total assets in the Global Services segment were $830 million as of September 30, 2014 compared to $759 million as of December 31, 2013.

Power

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Revenue	$236.9	$301.6	$691.8	$1,107.2
Segment profit	5.7	7.6	19.2	11.4

Revenue for the three and nine months ended September 30, 2014 decreased 21 percent and 38 percent, respectively, compared to the three and nine months ended September 30, 2013, primarily due to a decrease in project execution activities on two solar power projects in the western United States and a gas-fired power plant in Texas that are all progressing towards completion, partially offset by a significant increase in project execution activities for a gas-fired power plant in Virginia.

Segment profit for the three months ended September 30, 2014 decreased slightly compared to the same period in the prior year. An increase in NuScale expenses during the 2014 three month period was partially offset by the increased project execution activities for the gas-fired power plant in Virginia and improved contributions from the gas-fired power plant in Texas that is progressing towards completion. Segment profit for the 2014 nine month period increased compared to the same period in the prior year, primarily due to reduced NuScale expenses, net of qualified reimbursable expenditures. During the second quarter of 2014, the segment recognized $17 million of certain qualified pre-award cost reimbursements associated with NuScale’s cost-sharing award with the U.S. Department of Energy (“DOE”), discussed below.

Segment profit margin for the three month period ended September 30, 2014 was slightly lower compared to the same period in the prior year. The impact on segment profit margin of the increase in NuScale expenses during the 2014 quarter was mostly offset by increased contributions from forecast adjustments due to the achievement of progress milestones for the two solar projects and the Texas gas-fired power plant noted above. Segment profit margin for the nine months ended September 30, 2014 increased compared to the same period in the prior year, mainly due to increased contributions from the two solar projects and the Texas gas-fired power plant, as well as the impact of NuScale’s cost-sharing award with the DOE.

NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit, were $17 million and $13 million for the three month periods in 2014 and 2013, respectively, and $33 million and $41 million for the nine month periods in 2014 and 2013, respectively. The operations of NuScale are primarily for research and development activities. Although part of the Power segment, these activities could provide future benefits to both commercial and government clients. In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $217 million under the DOE’s Small Modular Reactor Licensing Technical Support Program. This cost-sharing award requires NuScale to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design development and certification. The DOE will provide cost reimbursement for up to 43 percent of qualified expenditures incurred during the period from June 1, 2014 to May 31, 2019. The Cooperative Agreement also provides for reimbursement of pre-award costs incurred from September 18, 2013 to May 31, 2014, which were recognized in the second quarter of 2014. The company is recognizing the cost-sharing award on an ongoing basis as a reduction of “Total cost of revenue” in the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized. The anticipated DOE funding is subject to U.S. Congressional appropriations.

Although there has been a recent increase in bidding and proposal activity, the Power segment continues to be affected by relatively weak demand for new power generation. Market segments with the most likely near term opportunities include gas-fired combined cycle generation, renewable energy, and air emissions compliance projects for existing coal-fired power plants. New awards in the third quarter of 2014 were $382 million compared to $846 million in the third quarter of 2013. The most significant award during the current quarter was for a new gas-fired power plant in South Carolina. Backlog was $1.8 billion as of September 30, 2014 and $2.1 billion as of September 30, 2013.

Total assets in the Power segment were $132 million as of September 30, 2014 and $155 million as of December 31, 2013.

Other

Corporate general and administrative expense for the three and nine months ended September 30, 2014 was $35 million and $130 million, respectively, compared to $46 million and $111 million for the three and nine months ended September 30, 2013, respectively. The decrease for the three month period of 2014 was primarily attributable to lower stock price-driven compensation expense partially offset by organizational realignment expense. The increase for the nine month period of 2014 was primarily attributable to organizational realignment expense. Net interest expense was $2 million and $8 million during the three and nine months periods ended September 30, 2014, respectively, compared to $4 million and $9 million during the corresponding periods of 2013. Income tax expense for the three and nine months ended September 30, 2014 and 2013 is discussed above under “– Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 14 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit totaling $5.4 billion, which may be used for revolving loans, letters of credit and/or general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $4.1 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of September 30, 2014, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of September 30, 2014 was 12.9 percent compared to 12.3 percent as of December 31, 2013.

Cash Flows

Cash and cash equivalents were $1.9 billion as of September 30, 2014 compared to $2.3 billion as of December 31, 2013. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.4 billion and $2.7 billion as of September 30, 2014 and December 31, 2013, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. As of both September 30, 2014 and December 31, 2013, non-U.S. cash and cash equivalents amounted to $1.1 billion. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in short-term, offshore time deposits, for which there is unrestricted access. The company did not consider any cash to be permanently reinvested overseas as of September 30, 2014 and December 31, 2013 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities which consist primarily of working capital balances for projects. Working capital levels vary from period to period and are primarily affected by the company’s volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of engineering and construction projects, as well as the company’s execution of its projects within budget. Working capital requirements also vary by project and relate to clients in various industries and locations throughout the world. Most contracts require payments as the projects progress. The company evaluates the counterparty credit risk of third parties as part of its project risk review process and in determining the appropriate level of reserves. The company maintains adequate reserves for potential credit losses and generally such losses have been minimal and within management’s estimates. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. As a result, the company’s cash position is reduced as customer advances are worked off, unless they are replaced by advances on other projects. The company maintains cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances.

During the nine months ended September 30, 2014, working capital increased due to decreases in accounts payable and advance billings partially offset by a decrease in accounts receivable. The drivers of these fluctuations were:

•                  Decreases in accounts payable across all segments except Global Services. The lower accounts payable balance as of the end of the third quarter of 2014 resulted primarily from normal invoicing and payment activities associated with numerous projects.

•                  A decrease in advance billings in the Industrial & Infrastructure segment which was the result of normal project execution activities for several projects.

•                  Decreases in accounts receivable in the Industrial & Infrastructure and Government segments. The lower accounts receivable balance in 2014  resulted primarily from normal billing and collection activities for various projects, including LOGCAP IV.

During the nine months ended September 30, 2013, working capital increased primarily due to an increase in contract work in progress partially offset by a decrease in accounts receivable. Significant drivers of these fluctuations were:

•                  Increases in contract work in progress in the Oil & Gas and Industrial & Infrastructure segments that were partially offset by decreases in the Government segment. These fluctuations primarily resulted from normal project execution activities. A significant contributor to the increase in contract work in progress in the Oil & Gas segment was an Australian coal bed methane gas project. A significant contributor to the decrease in contract work in progress in the Government segment was LOGCAP IV.

•                  Decreases in accounts receivable in the Oil & Gas segment, which resulted principally from normal billing and collection activities associated with numerous projects.

Cash provided by operating activities was $407 million for the nine months ended September 30, 2014 compared to $703 million for the corresponding period of the prior year. The period-over-period decrease in cash flows from operating activities was primarily attributable to a significantly larger net increase in working capital when comparing the two periods, with the largest contributors being changes in contract work in progress for LOGCAP IV in the Government segment and prepaid income taxes.

The company contributed approximately $50 million into its defined benefit pension plans during the nine months ended September 30, 2014 compared to $11 million during the corresponding period of the prior year. The company expects to fund approximately $50 million to $60 million during 2014.

In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a multi-year funding award totaling $217 million under the DOE’s Small Modular Reactor Licensing Technical Support Program. For further discussion of the Cooperative Agreement, see “Power” above.

The loss from discontinued operations, discussed above, did not have a material impact on the company’s cash flows during the current year period. However, the company anticipates cash outflows of approximately $300 million will occur in the fourth quarter of 2014 related to this matter.

Investing Activities

Cash utilized by investing activities amounted to $181 million and $134 million for the nine months ended September 30, 2014 and 2013, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; business acquisitions; and investments in and sales of partnerships and joint ventures. Investing activities during the first nine months of 2013 also included the consolidation of a variable interest entity (“VIE”) that had previously been accounted for using the proportionate consolidation method in which cash for this VIE was not required to be consolidated.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. Purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $42 million during the nine months ended September 30, 2014. Proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $12 million during the nine months ended September 30, 2013. The company held combined current and noncurrent marketable securities of $501 million and $461 million as of September 30, 2014 and December 31, 2013, respectively.

Capital expenditures of $223 million and $181 million for the nine months ended September 30, 2014 and 2013, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment, as well as investments in information technology and replacement or refurbishment of facilities. Proceeds from the disposal of property, plant and equipment of $72 million and $44 million during the nine months ended September 30 2014 and 2013, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment.

During the first nine months of 2014, the company sold its interest in two joint ventures in the Industrial & Infrastructure segment for $44 million. The company had a 10 percent interest in both joint ventures and accounted for these investments using the equity method.

During the first nine months of 2013, the company paid $8 million to acquire an Australian-based company that specializes in fabrication and pressure welding. The company continues to make investments in partnerships or joint ventures primarily for the execution of single contracts or projects. Investments in unconsolidated partnerships and joint ventures were $34 million and $38 million during the nine months ended September 30, 2014 and 2013, respectively.

Financing Activities

Cash utilized by financing activities during the nine months ended September 30, 2014 and 2013 of $562 million and $136 million, respectively, included company stock repurchases, company dividend payments to stockholders, repayments of debt and distributions paid to holders of noncontrolling interests.

Cash utilized by financing activities included the repurchase and cancellation of 5,431,188 shares of company’s common stock for $411 million during the first nine months of 2014 under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2013 were paid in the first quarter of 2014. However, dividends declared in the fourth quarter of 2012 were paid in December 2012. Quarterly cash dividends of $0.21 per share and $0.16 per share were declared in the third quarter of 2014 and 2013, respectively. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the 2004 Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2013 and third quarter of 2014 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2013 and September 30, 2014, respectively. During the nine months ended September 30, 2014, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,750 shares of the company’s common stock. During the nine months ended September 30, 2013, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,562 shares of the company’s common stock. The company does not know the timing or principal amount of the remaining 2004 Notes that may be presented for conversion by the holders in the future. Additionally, the 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion.

During the first nine months of 2013, the company redeemed its 5.625% Municipal Bonds for $18 million, or 100% of their principal amount, and also paid $9 million on the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $76 million and $80 million during the nine months ended September 30, 2014 and 2013, respectively. Distributions in 2014 primarily related to a transportation joint venture project in the United States and a mining joint venture project in Argentina. Distributions in 2013 primarily related to a mining joint venture project in Australia.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the nine months ended September 30, 2014 and 2013, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $48 million and $50 million, respectively, related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of September 30, 2014, the company had a combination of committed and uncommitted lines of credit that totaled $5.4 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. The committed lines of credit consist of a $1.7 billion Revolving Loan and Letter of Credit Facility Agreement and a $1.8 billion Revolving Loan and Letter of Credit Facility Agreement. Both facilities mature in May 2019. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $750 million for the company's subsidiaries. Borrowings under both facilities bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. As of September 30, 2014, letters of credit and borrowings totaling $1.3 billion were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain consolidated and unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $18.0 billion as of September 30, 2014. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of September 30, 2014 and December 31, 2013 in accordance with ASC 460, “Guarantees” and the carrying value of the liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first nine months of 2014. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2013 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended September 30,
(in millions)	2014	2013
Backlog – beginning of period	$40,328.2	$37,048.9
New awards	6,011.4	5,605.7
Adjustments and cancellations, net	1,229.7	361.1
Work performed	(5,299.5)	(6,534.6)
Backlog – end of period	$42,269.8	$36,481.1

	Nine Months Ended September 30,
(in millions)	2014	2013
Backlog – beginning of period	$34,907.1	$38,199.4
New awards	22,543.0	19,311.4
Adjustments and cancellations, net	467.8	(423.5)
Work performed	(15,648.1)	(20,606.2)
Backlog – end of period	$42,269.8	$36,481.1

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended September 30, 2014 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (2)

July 1, 2014 – July 31, 2014	110,135	$77.37	110,135	10,926,439

August 1, 2014 – August 31, 2014	112,312	73.40	109,217	10,817,222

September 1, 2014 – September 30, 2014	999,489	70.24	999,151	9,818,071

Total	1,221,936	$71.18	1,218,503

(1)         Consists of 1,218,503 shares of company stock repurchased and cancelled by the company under its stock repurchase program for total consideration of $87 million and 3,433 shares cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

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

10.10	Summary of Fluor Corporation Non-Management Director Compensation.*

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

10.24

Amendment No. 1 dated as of May 28, 2014 to that certain Revolving Loan and Letter of Credit Facility Agreement dated as of November 9, 2012, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo - Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q filed on July 31, 2014).

10.25

Revolving Loan and Letter of Credit Facility Agreement dated as of May 28, 2014, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo - Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q filed on July 31, 2014).

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

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013, and (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date: October 30, 2014	/s/ Biggs C. Porter
Biggs C. Porter
Executive Vice President and Chief Financial Officer

Date: October 30, 2014	/s/ Gary G. Smalley
Gary G. Smalley
Senior Vice President and Controller (Chief Accounting Officer)