Form 10-K
period 2014-12-31
FLUOR CORP
filed 2015-02-18
CIK 1124198

Use these links to rapidly review the document

FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

         As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $12 billion based on the closing sale price as reported on the New York Stock Exchange.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2015
Common Stock, $.01 par value per share	147,789,519 shares
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2015 (Proxy Statement)	Part III

FLUOR CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

        Due to known and unknown risks, our actual results may differ materially from our expectations or projections. While most risks affect only future cost or revenue anticipated by us, some risks may relate to accruals that have already been reflected in earnings. Our failure to receive payments of accrued revenue or to incur liabilities in excess of amounts previously recognized could result in a charge against future earnings. As a result, the reader is cautioned to recognize and consider the inherently uncertain nature of forward-looking statements and not to place undue reliance on them.

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

PART I

Item 1.    Business

        Fluor Corporation was incorporated in Delaware on September 11, 2000 prior to a reverse spin-off transaction involving the company's coal business. However, through our predecessors, we have been in business for over a century. Our principal executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas 75039, and our telephone number is (469) 398-7000.

        Our common stock currently trades on the New York Stock Exchange under the ticker symbol "FLR".

        Fluor Corporation is a holding company that owns the stock of a number of subsidiaries. Acting through these subsidiaries, we are one of the largest professional services firms providing engineering, procurement, construction, fabrication and modularization, commissioning and maintenance as well as project management services on a global basis. We are an integrated solutions provider for our clients in a diverse set of industries worldwide including oil and gas, chemicals and petrochemicals, transportation, mining and metals, power, life sciences and manufacturing. We are also a service provider to the U.S.

federal government; and we perform operations and maintenance activities globally for major industrial clients.

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

Competitive Strengths

        As an integrated world class solutions provider of engineering, procurement, construction, maintenance and project management services, we believe that our business model allows us the opportunity to bring to our clients on a global basis compelling business offerings that combine excellence in execution, safety, cost containment and experience. In that regard, we believe that our business strategies, which are based on certain of our core competencies, provide us with some significant competitive advantages:

        Excellence in Execution    Given our proven track record of project completion and client satisfaction, we believe that our ability to design, engineer, construct, commission and manage complex projects often in geographically challenging locations gives us a distinct competitive advantage. We strive to complete our projects meeting or exceeding all client specifications. In an increasingly competitive environment, we are also continually emphasizing cost and schedule controls so that our clients achieve not only their performance requirements but also their schedule and budgetary needs.

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

        Global Execution Platform    As the largest U.S.-based, publicly-traded engineering, procurement, construction and maintenance company, we have a global footprint with employees situated throughout the world. Our global presence allows us to build local relationships that permit us to capitalize on opportunities near these locations. It also allows us to mobilize quickly to project sites around the world.

        Market Diversity    The company serves multiple markets across a broad spectrum of industries across the globe and offers a wide variety of engineering, procurement, construction, fabrication and modularization, commissioning and maintenance services. We feel that our market diversity is a key strength of our company that helps to mitigate the impact of the cyclicality in the markets we serve. Just as important, our concentrated attention on market diversification allows us to achieve more consistent growth and deliver solid returns. We believe that our continued strategy of maintaining a good mixture within our entire business portfolio permits us to both focus on our more stable business markets and to capitalize on developing our cyclical markets when the timing is appropriate. This strategy also allows us to better weather any downturns in a specific market by emphasizing markets that are strong.

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

General Operations

        Our services fall into five broad categories: engineering, procurement, construction, maintenance and project management. We offer these services independently as well as on a fully integrated basis. Our services can range from basic consulting activities, often at the early stages of a project, to complete design-build and maintenance contracts.

  •
  In engineering, our expertise ranges from traditional engineering disciplines such as piping, mechanical, electrical, control systems, civil, structural and architectural to advanced engineering specialties including process engineering, chemical engineering, simulation, enterprise integration, integrated automation processes and interactive 3-D modeling. As part of these services, we often provide master planning and conceptual design services, which allow us to align each project's function, scope, cost and schedule with the client's objectives in order to optimize project success. Also included within these services are such activities as feasibility studies, project development planning, technology evaluation, risk management assessment, global siting, constructability reviews, asset optimization and front-end engineering.

  •
  Our procurement organization offers traditional procurement services as well as supply chain solutions aimed at improving product quality and performance while also reducing project cost and schedule. Our clients benefit from our global sourcing and supply expertise, global purchasing power, technical knowledge, processes, systems and experienced global resources. Our traditional procurement activities include strategic sourcing, material management, contracts management, buying, expediting, supplier quality inspection and logistics.

  •
  In construction, we mobilize, execute, commission and demobilize projects on a self-perform or subcontracted basis or through construction management. Generally, we are responsible for the completion of a project, often in difficult locations and under challenging circumstances. We are frequently designated as a program manager, where a client has facilities in multiple locations, complex phases in a single project location, or a large-scale investment in a facility. Depending upon the project, we often serve as the primary contractor or we may act as a subcontractor to another party. We also provide a variety of fabrication and modularization services, including integrated engineering and modular fabrication and assembly, modular construction and asset support services.

  •
  Under our operations and maintenance contracts, our clients ask us to operate and maintain large, complex facilities for them. We do so through the delivery of total maintenance services, facility management, plant readiness, commissioning, start-up and maintenance technology, small capital projects, turnaround and outage services, all on a global basis. Among other things, we can provide key management, staffing and management skills to clients on-site at their facilities. Our operations and maintenance activities also include routine and outage/turnaround maintenance services, general maintenance and asset management, emissions reduction technologies and services, and restorative, repair, predictive and prevention services.

  •
  Project management, the primary responsibility of managing all aspects of the effort to deliver projects on schedule and within budget, is required on every project. We are often hired as the overall program manager on large complex projects where various contractors and subcontractors are involved and multiple activities need to be integrated to ensure the success of the overall project. Project management services include logistics, development of project execution plans, detailed schedules, cost forecasts, progress tracking and reporting, and the integration of the engineering, procurement and construction efforts. Project management is accountable to the client to deliver the safety, functionality and financial performance requirements of the project.

        We operate in five principal business segments, as described below.

Oil & Gas

        Through our Oil & Gas segment, we have long served the global oil and gas production, processing, and chemical and petrochemical industries, as an integrated solutions provider offering a full range of design, engineering, procurement, construction and project management services to a broad spectrum of energy-related industries. We serve a number of specific industries including upstream oil and gas production, liquefied natural gas (LNG), downstream refining, offshore production, pipeline, chemicals and petrochemicals. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies that have the global strength and experience to perform extremely large projects in difficult locations. As the locations of large scale oil, gas and chemicals projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength, global reach, experience and track-record to manage their complex projects.

        As the global economy becomes increasingly competitive, clients are placing more emphasis on capital efficient project execution. Also, in many of the countries where we work, clients are requiring more local content in their projects by mandating use of in-country talent and procurement of in-country goods and services. To meet these challenges, we continue to expand our footprint in growth regions by establishing local offices, forming strategic alliances with local partners, and emphasizing local training programs. And, we are increasing our use of distributed execution centers such as our offices in Manila, New Delhi and Cebu where we can continue to provide superior services but on a more cost-efficient basis.

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

        In the upstream sector, our clients need to develop additional and new sources of supply. Our typical projects in the upstream sector revolve around the production, processing and transporting of oil and gas resources, including the development of infrastructure associated with major new fields and pipelines, as well as LNG projects. We are also involved in offshore production facilities and in conventional and unconventional gas projects in various geographical locations.

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

Industrial & Infrastructure

        The Industrial & Infrastructure segment provides design, engineering, procurement, construction, operations and maintenance and project management services to the mining and metals, transportation, life sciences, manufacturing, commercial and institutional, telecommunications, microelectronics and water sectors. These projects often require application of our clients' state-of-the-art processes and intellectual knowledge. We focus on providing our clients with capital efficiencies through solutions that seek to reduce costs and compress delivery schedules. By doing so, we are able to complete our clients' projects on a quick and more cost efficient basis. In addition, we also work closely with clients in these and other sectors, including clients in the oil and gas and chemicals industries, by providing operations and maintenance services to help them achieve operational improvements at new or existing facilities thereby allowing our clients to remain focused on their core business functions.

        In transportation, we focus on infrastructure projects, such as roads, highways, bridges and rail, with particular interest in large, complex projects. We provide a broad range of services including consulting, design, planning, financial structuring, engineering and construction, domestically and internationally. Our projects may involve the use of public/private partnerships, which allow us to develop and finance deals in concert with public entities for projects such as toll roads and rail lines that would not have otherwise been undertaken, had only public funding been available. And, from time to time, we may also be an equity investor in such public/private partnership projects. As the global population continues to grow (especially in emerging countries) and existing infrastructure continues to age (especially in developed countries), we have won and will continue to pursue transportation projects on a global basis.

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

        Activities in the operations and maintenance markets include providing facility start-up and management, plant and facility maintenance, operations support and asset management services to the oil and gas, chemicals, life sciences, mining and metals, consumer products and manufacturing industries. We are a leading supplier of operations and maintenance services, providing our service offerings both domestically and internationally. This business often benefits from large projects that originate in another of our segments which can lead to long-term maintenance or operations opportunities. Conversely, our long-term maintenance contracts can lead to larger capital projects for our other business segments when that need arises.

Government

        Our Government segment is a provider of engineering, construction, logistics, base and facilities operations and maintenance, contingency response and environmental and nuclear services to the U.S. government and governments abroad. Because the U.S. and other governments are the largest purchasers of outsourced services in the world, government work represents an attractive opportunity for the company.

        For the energy sector, we provide site management, environmental remediation, decommissioning, engineering and construction services and have been very successful in addressing the myriad environmental and regulatory challenges associated with these sites. Fluor performs significant activities as part of a joint venture that has responsibility for the Savannah River site near Aiken, South Carolina. Fluor-led teams are also responsible for certain decommissioning activities for the U.S. Department of Energy ("DOE"), including the Gaseous Diffusion Plants in Pike County, Ohio (Portsmouth) and Paducah, Kentucky. Additionally, a Fluor-led team is providing operations and maintenance services with the Department of Energy at the Strategic Petroleum Reserve in New Orleans, Louisiana. We are also serving government customers outside of the United States. For example, Fluor is part of a joint venture that is providing nuclear decommissioning services at 12 sites under the Magnox/Research Site Restoration Limited contract for the Nuclear Decommissioning Authority in the United Kingdom.

        The Government segment also provides engineering and construction services, logistics and life-support, as well as contingency operations support, to the defense sector. We support military logistical and infrastructure needs around the world. Specifically, we provide life-support, engineering, procurement, construction and logistical augmentation services to the U.S. military and coalition forces in various international locations, with a primary focus on the United States military-related activities in and around the Middle East and more specifically in Afghanistan and Africa. Because of our strong network of global resources, we believe we are well-situated to efficiently and effectively mobilize the resources necessary for defense operations, even in the most remote and difficult locations to both traditional and U.S. government classified customers around the world.

        In combination with our subsidiary, Fluor Federal Solutions, we are a leading provider of outsourced services to the U.S. government. We provide operations and maintenance services at military bases and education and training services to the Department of Labor, particularly through Job Corps programs.

        The company is also providing support to the Department of Homeland Security. We are particularly involved in supporting the U.S. government's rapid response capabilities to address security issues and disaster relief, the latter primarily through our long-standing relationship with the Federal Emergency Management Agency.

Global Services

        The Global Services segment represents a combination of other operating segments that provide a wide array of solutions to support projects across Fluor groups all over the world. Capabilities within Global Services include site equipment and tool services, industrial fleet services, temporary staffing services, fabrication, construction and modularization services and supply chain solutions.

        Global Services provides Site Services® and fleet management services through AMECO®. AMECO provides integrated construction equipment, tool, and fleet service solutions to the company and third party clients on a global basis for construction projects and plant sites. AMECO supports large construction projects and plants at locations throughout North and South America, Africa, the Middle East, Australia and Southeast Asia.

        Global Services serves the temporary staffing market through TRS®. TRS is a global enterprise of staffing specialists that provides the company and third party clients with recruiting and permanent placement services and the placement of contract technical professionals.

        Global Services is also focused on meeting the fabrication and modularization needs of our clients through a range of on-site and off-site options. We provide self-perform fabrication, integrated modular engineering fabrication and assembly, modular construction and asset support services to customers around the globe from our yards in Mexico, the Philippines, and Canada. Through our procurement services, we also provide clients access to many independent fabrication facilities throughout the world.

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

        In nuclear, we are strategically positioned to offer our extensive nuclear experience for new build plants, capital modifications, extended power uprate (EPU) projects and operations and maintenance services on a global basis. We continue to invest in NuScale Power, LLC, an Oregon-based small modular nuclear reactor ("SMR") technology company. NuScale is a leader in the development of light water, passively safe SMRs, which we believe will provide us with significant future opportunities. In 2014, the U.S. Department of Energy and NuScale entered into a cooperative agreement whereby the government will reimburse certain NuScale research and development efforts through 2019.

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

Other Matters

Backlog

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the company's segments at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(in millions)
Oil & Gas	$28,436	$20,003
Industrial & Infrastructure	7,251	10,493
Government(1)	4,741	2,404
Global Services	—	—
Power	2,054	2,007

Total	$42,482	$34,907

(1)
As of December 31, 2014 and 2013, total backlog includes $2.1 billion and $983 million, respectively, of unfunded government contracts.

        The following table sets forth our consolidated backlog at December 31, 2014 and 2013 by region:

	December 31, 2014	December 31, 2013
	(in millions)
United States	$14,424	$12,664
Asia Pacific (including Australia)	3,153	2,530
Europe, Africa and Middle East	12,211	11,363
The Americas (excluding the United States)	12,694	8,350

Total	$42,482	$34,907

        For purposes of the preceding tables, backlog for the Industrial & Infrastructure segment includes our operations and maintenance activities that have yet to be performed. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. With respect to backlog in our Government segment, if a contract covers multiple years, we include the full contract award, whether funded or unfunded, excluding option periods. For our contingency operations, we include only those amounts for which specific task orders have been awarded. For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog.

        In 2015, we expect to perform approximately 44 percent of our total backlog reported as of December 31, 2014. Although backlog reflects business that is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict the portion of our December 31, 2014 backlog estimated to be performed annually subsequent to 2015.

        For additional information with respect to our backlog, please see "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

Types of Contracts

        While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two types of contracts: (a) cost reimbursable contracts and (b) fixed-price, lump-sum and guaranteed maximum contracts. In some markets, we are seeing "hybrid" contracts containing both fixed-price and cost reimbursable elements. As of December 31, 2014, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	December 31, 2014
	(in millions)	(percentage)
Cost Reimbursable	$34,498	81%
Fixed-Price, Lump-Sum and Guaranteed Maximum	$7,984	19%

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

        Our Government segment, primarily acting as a prime contractor or a major subcontractor for a number of government programs, generally performs its services under cost reimbursable contracts subject to applicable statutes and regulations. In many cases, these contracts include incentive fee arrangements. The programs in question often take many years to complete and may be implemented by the award of many different contracts. Some of our government contracts are known as indefinite delivery indefinite quantity (IDIQ) agreements. Under these arrangements, we work closely with the government to define the scope and amount of work required based upon an estimate of the maximum amount that the government desires to spend. While the scope is often not initially fully defined or does not require any specific amount of work, once the project scope is determined, additional work may be awarded to us without the need for further competitive bidding.

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

Competition

        We are one of the world's largest providers of engineering, procurement, construction, operations and maintenance services. The markets served by our business are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as Bechtel Group, Inc., CH2M Hill Companies, Ltd., Jacobs Engineering Group, Inc., KBR, Inc. and AECOM Technology Corporation, and international-based companies such as AMEC Foster Wheeler plc,

Balfour Beatty, Chicago Bridge and Iron Company N.V., Chiyoda Corporation, Hyundai Engineering & Construction Company, JGC Corporation, Samsung Engineering, Technip and WorleyParsons Limited.

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

Significant Clients

        For 2014, revenue earned from Exxon Mobil Corporation and its affiliates and agencies of the U.S. government accounted for 15 percent and 11 percent, respectively, of our total revenue. We perform work for these clients under multiple contracts and sometimes through joint venture arrangements.

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

Research and Development

        Aside from our investment in NuScale Power, LLC, we generally do not engage in significant research and development efforts for new products and services and, during the past three fiscal years, we have not incurred cost for company- sponsored or client-sponsored research and development activities which would be material, special or unusual in any of our business segments. See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations — Power" for further discussion of the operations of NuScale Power, LLC.

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

Number of Employees

        The following table sets forth the number of employees of Fluor and its subsidiaries engaged in our business segments as of December 31, 2014:

Number of Employees
Salaried Employees:
Oil & Gas	14,492
Industrial & Infrastructure	4,948
Government	4,417
Global Services	1,466
Power	645
Other	1,675

Total Salaried	27,643
Craft and Hourly Employees	9,865

Total	37,508

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

        The demand for our services is dependent upon the existence of projects with engineering, procurement, construction and management needs. For example, we derive a substantial portion of our revenues from companies in the oil and gas industry, a historically cyclical industry that is significantly affected by the levels and volatility of oil and gas prices. Recent and/or continuing declines in oil or natural gas prices or activities could materially adversely affect the demand for our services in our Oil & Gas segment. In both our Oil & Gas segment and mining and metals business line of the Industrial & Infrastructure segment, capital expenditures by our clients may be influenced by factors such as prevailing prices and expectations about future prices for underlying commodities, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. In our Power segment, new order activity has continued to see relatively low demand for power due to political and environmental concerns regarding coal-fired power plants and safety and environmental concerns in the nuclear sector. In our mining and metal business line of the Industrial & Infrastructure segment, new order activity has also shown continued slowing due in part to volatility in the commodities and capital markets, which have caused clients in this segment to re-evaluate their needs for future capital improvements. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.

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

        Generally our business is performed under contracts that include cost and schedule estimates in relation to our services. Inaccuracies in these estimates may lead to cost overruns that may not be paid by our clients thereby resulting in reduced profits or losses. If a contract is significant or there are one or more events that impact a contract or multiple contracts, cost overruns could have a material impact on our reputation or our financial results, negatively impacting our financial condition, results of operations or cash flow. Approximately 19 percent of the dollar-value of our backlog is currently fixed-price contracts, where we bear a significant portion of the risk for cost overruns. Reimbursable contract types, such as those that include negotiated hourly billing rates, may restrict the kinds or amounts of costs that are reimbursable, therefore exposing us to risk that we may incur certain costs in executing these contracts that are above our estimates and not recoverable from our clients. If we fail to accurately estimate the resources and time necessary for these types of contracts, or fail to complete these contracts within the timeframes and costs we have agreed upon, there could be a material impact on our financial results as well as our reputation. Risks under our contracts which could result in cost overruns, project delays or other problems can also include:

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

        As of December 31, 2014, our backlog was approximately $42.5 billion. Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Project cancellations, scope adjustments or deferrals may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Most of our contracts have termination for convenience provisions in them allowing clients to cancel projects already awarded to us. In addition, projects may remain in our backlog for an extended period of time. Finally, poor project or contract performance could also impact our backlog and profits. Such developments could have a material adverse effect on our business and our profits.

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

        Current global economic conditions, including a decline in oil and gas prices, have reduced and continue to negatively impact our clients' willingness and ability to fund their projects. These conditions make it difficult for our clients to accurately forecast and plan future business trends and activities, thereby causing our clients to slow or even curb spending on our services, or seek contract terms more favorable to them. Our government clients may face budget deficits or financial sequestration that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our partners, subcontractors or suppliers could increase our cost or adversely impact project schedules. These economic conditions have reduced to some extent the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations worldwide. Current financial market conditions and adverse credit market conditions could adversely affect our clients', our partners' or our own borrowing capacity, which support the continuation and expansion of projects worldwide, and could result in contract cancellations or suspensions, project award and execution delays, payment delays or defaults by our clients. Our ability to expand our business would be limited if, in the future, we are unable to access sufficient credit capacity, including capital market funding, bank credit, such as letters of credit, and surety bonding on favorable terms or at all. These disruptions could materially impact our backlog and profits. Finally, our business has traditionally lagged recoveries in the general economy, and therefore may not recover as quickly as the economy as a whole.

We have international operations that are subject to foreign economic and political uncertainties and risks. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

        Our business is subject to international economic and political conditions that change (sometimes frequently) for reasons which are beyond our control. As of December 31, 2014, approximately 66 percent of our backlog consisted of revenue to be derived from projects and services to be completed outside the United States. We expect that a significant portion of our revenue and profits will continue to come from international projects for the foreseeable future.

        Operating in the international marketplace exposes us to a number of risks including:

  •
  abrupt changes in foreign government policies, laws, treaties, regulations or leadership;

  •
  embargoes or other trade restrictions, including sanctions;

  •
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

        Also, the lack of a well-developed legal system in some of the countries where we operate may make it difficult to enforce our contractual rights or to defend ourself against claims made by others. We operate in countries where there is a significant amount of political risk including Afghanistan, Iraq, Kazakhstan, Russia, China, Guinea, Argentina and Mozambique. In addition, military action or continued unrest, especially in the Middle East and in Africa, could impact the supply or pricing of oil, disrupt our operations in the region and elsewhere, and increase our security costs. Our level of exposure to these risks will vary on each project, depending on the location of the project and the particular stage of each such project. For example, our risk exposure with respect to a project in an early development phase, such as engineering, will generally be less than our risk exposure on a project that is in the construction phase. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions and risks, we may experience project disruptions and losses. Project disruptions and losses could significantly reduce our overall revenue and profits.

Our use of teaming arrangements and joint ventures, which are important to our business, exposes us to risk and uncertainty because the success of those ventures depends on the satisfactory performance by our venture partners over whom we may have little or no control. The failure of our venture partners to perform their venture obligations could impose additional financial and performance obligations on us that could result in reduced profits or, in some cases, significant losses for us with respect to the venture.

        In the ordinary course of business, we execute specific projects and otherwise conduct certain operations through joint ventures, consortiums, partnerships and other collaborative arrangements (collectively, "ventures"), including ICA Fluor. We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The ventures generally contract directly with the third party client; however, services may be performed directly by the venture, or may be performed by us, our partners, or a combination thereof.

        Our success in many of our markets is dependent, in part, on the presence or capability of a local partner. If we are unable to compete alone, or with a quality partner, our ability to win work and successfully complete our contracts may be impacted. Differences in opinions or views between venture partners can result in delayed decision-making or failure to agree on material issues which could adversely affect the business and operations of our ventures. At times, we also participate in ventures where we are not a controlling party. In such instances, we may have limited control over venture decisions and actions, including internal controls and financial reporting which may have an impact on our business.

        From time to time in order to establish or preserve a relationship, or to better ensure venture success, we may accept risks or responsibilities for the venture which are not necessarily proportionate with the reward we expect to receive or which may differ from risks or responsibilities we would normally accept in our own operations. The success of these and other ventures also depends, in large part, on the satisfactory performance by our venture partners of their venture obligations, including their obligation to commit working capital, equity or credit support as required by the venture and to support their indemnification and other contractual obligations. If our venture partners fail to satisfactorily perform their venture obligations the venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery by the venture of the contracted services and to meet any performance guarantees. We may also be subject to joint and several liability for our venture partners under the applicable contracts for venture projects. These additional obligations could result in reduced profits or, in some cases, increased liabilities or significant losses for us with respect to the venture, and in turn, our business and operations. In addition, a failure by a venture partner to comply with applicable laws, rules or regulations could negatively impact our business and could result in fines, penalties, suspension or in the case of government contracts even debarment.

From time to time, we are involved in litigation proceedings, potential liability claims and contract disputes which may reduce our profits.

        We may be subject to a variety of legal proceedings, liability claims or contract disputes in virtually every part of the world. We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage. In addition, the nature of our business results in clients, subcontractors and suppliers occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. In proceedings when it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. In addition, even where insurance is maintained for such exposure, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Our professional liability coverage is on a "claims-made" basis covering only claims actually made during the policy period currently in effect. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, and reduce our cash available for operations. In other legal proceedings, liability claims or contract disputes, we may be covered by indemnification agreements which may at times be difficult to enforce. Even if enforceable, it may be difficult to recover under these agreements if the indemnitor does not have the ability to financially support the indemnity. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed. For further information on matters in dispute, please see "14. Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

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

        Much of the work performed under our contracts is actually performed by third- party subcontractors. We also rely on third-party suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a fixed-price type contract, we may suffer losses on these contracts. If a supplier or subcontractor fails to provide supplies, technology, equipment or services as required under a contract to us, our joint venture partner, our client or any other party involved in the project for any reason, or provides supplies, technology, equipment or services that are not an acceptable quality, we may be required to source those supplies, technology, equipment or services on a delayed basis or at a higher price than anticipated, which could impact contract profitability. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications. These risks may be intensified during the current economic downturn if these suppliers or subcontractors experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the services or supplies necessary for our business. In addition, in instances where Fluor relies on a single contracted supplier or subcontractor or a small number of suppliers or subcontractors, if a subcontractor or supplier were to fail there can be no assurance that the marketplace can provide replacement technology, equipment, materials or services in a timely basis or at the costs we had anticipated. A failure by a third-party subcontractor or supplier to comply with applicable laws, rules or regulations could negatively impact our business and could result in fines, penalties, suspension or in the case of government contracts even debarment.

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

Our U.S. government contracts and contracting rights may be terminated or otherwise adversely impacted at any time, and our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our projects and revenues.

        We enter into significant government contracts, from time to time, such as those contracts that we have in place with the U.S. Department of Energy and Department of Defense. U.S. government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls, which could result in withholding or delay of payments to us. U.S. government contracts are also subject to uncertainties associated with Congressional funding, including the potential impacts of budget deficits and federal sequestration. A significant portion of our business is derived as a result of U.S. government regulatory, military and infrastructure priorities. Changes in these priorities, which can occur due to policy changes or changes in the economy, could adversely impact our revenues. For example, the U.S. government has continued to close bases in Afghanistan where we have performed significant work under the Logistics Civil Augmentation Program ("LOGCAP IV"). The U.S. government is under no obligation to maintain program funding at any specific level and funds for a program may even be eliminated. Our U.S. government clients may terminate or decide not to renew our contracts with little or no prior notice.

        In addition, U.S. government contracts are subject to specific regulations such as the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Service Contract Act and Department of Defense security regulations. Failure to comply with any of these regulations and other government requirements may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are also subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the U.S. Defense Contract Audit Agency (the "DCAA"). The DCAA reviews the adequacy of and our compliance with our internal control systems and policies (including our labor, billing, accounting, purchasing, estimating, compensation and management information systems). The DCAA also has the ability to review how we have accounted for costs under the FAR and CAS. The DCAA presents its report findings to the Defense Contract Management Agency ("DCMA"). Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, or if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed or we could be required to refund previously collected payments. Additionally, we may be subject to criminal and civil penalties, suspension or debarment from future government contracts, and qui tam litigation brought by private individuals on behalf of the U.S. government under the False Claims Act, which could include claims for treble damages. Furthermore, in this environment, if we have significant disagreements with our government clients concerning costs incurred, negative publicity could arise which could adversely affect our industry reputation and our ability to compete for new contracts.

        Most U.S. government contracts are awarded through a rigorous competitive process. The U.S. government has increasingly relied upon multiple-year contracts with pre-established terms and conditions that generally require those contractors that have been previously awarded the contract to engage in an additional competitive bidding process for each task order issued under the contract. Such processes require successful contractors to anticipate requirements and develop rapid-response bid and proposal teams as well as dedicated supplier relationships and delivery systems to react to these needs. We face rigorous competition and significant pricing pressures in order to win these task orders. If we are not successful in reducing costs or able to timely respond to government requests, we may not win additional awards. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors. Our inability to win or renew government contracts during the procurement processes could harm our operations and reduce our profits and revenues.

        Many of our U.S. government contracts require security clearances. Depending upon the level of clearance required, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing government clients could terminate their contracts with us or decide not to renew them, thus adversely affecting our revenues.

        If one or more of our U.S. government contracts are terminated for any reason including for convenience, if we are suspended or debarred from U.S. government contract work, or if payment of our cost is disallowed, we could suffer a significant reduction in expected revenue and profits.

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenues and profits.

        Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with anti-corruption, export control and environmental regulations; federal procurement regulations, regulations regarding the pricing of labor and other costs in government contracts and regulations regarding the protection of sensitive government information; regulations on lobbying or similar activities; regulations pertaining to the internal control over financial reporting; and, various other applicable laws or regulations. The precautions we take to prevent and detect fraud, misconduct or failures to comply with applicable laws and regulations may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of fraud or misconduct could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting with government agencies, which could weaken our ability to win contracts and have a material adverse impact on our revenues and profits.

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

Systems and information technology interruption through force majeure events, security breaches and new systems implementations could adversely impact our ability to operate and our operating results.

        As a global company, we are heavily reliant on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience system interruptions and delays. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems, systems operation could be interrupted or delayed or the security of our systems could be breached. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions including breaches by computer hackers and cyber-terrorists. Any of these or other events could cause system interruption, delays, loss of critical data (including private data) or loss of funds; could delay or prevent operations (including the processing of transactions and reporting of financial results); could result in the unintentional disclosure of information (including confidential and proprietary information, whether it be ours or a third party's information entrusted to us); and could adversely affect our reputation or our operating results. While management has taken steps to address these concerns by implementing sophisticated network security and internal control measures, a systems failure or breach and/or the loss of data could materially adversely affect our financial condition and operating results. We may be required to expend significant resources to protect against the threat of these systems disruptions and security breaches or to alleviate problems caused by these disruptions and breaches.

        In addition, we continue to evaluate the need to replace legacy systems whether to increase efficiencies, because the technology will no longer be supported or for other business reasons. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. And, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our personnel concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, suppliers, agents and others who work for us or on our behalf that they must comply with anti- bribery law requirements. We also have procedures and controls in place to monitor compliance. We cannot assure that our internal controls and procedures always will protect us from the possible reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, agents, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and loss of reputation, any of which could have a material adverse effect on our business. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if ultimately such litigation or investigations demonstrate that we did not violate anti-bribery laws, could be costly and could divert management's attention away from other aspects of our business.

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

Foreign currency risks could have an adverse impact on company revenue, earnings and/or backlog.

        Certain of our contracts subject us to foreign currency risk, particularly when project contract revenue is denominated in a currency different than the contract costs. In addition, our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally and meet transactional requirements. We may attempt to minimize our exposure to foreign currency risk by obtaining contract provisions that protect us from foreign currency fluctuations and/or by implementing hedging strategies utilizing derivatives as hedging instruments. However, these actions may not always eliminate all foreign currency risk, and as a result our profitability on certain projects could be affected.

        Our monetary assets and liabilities denominated in nonfunctional currencies are subject to currency fluctuations when measured period to period for financial reporting purposes. In addition, the U.S. dollar value of our backlog may from time to time increase or decrease significantly due to foreign currency volatility. We may also be exposed to limitations on our ability to reinvest earnings from operations in one country to fund our operations in other countries.

        The company's reported revenue and earnings of foreign subsidiaries could be affected by foreign currency volatility. Revenue, cost and earnings of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars for reporting purposes. If the U.S. dollar appreciates against a foreign subsidiary's non-U.S. dollar functional currency, the company would report less revenue, cost and earnings in U.S. dollars than it would have had the U.S. dollar depreciated against the same foreign currency or if there had been no change in the exchange rate.

Our business may be negatively impacted if we are unable to adequately protect intellectual property rights.

        Our success is dependent, in part, on our ability to differentiate our services through our technologies and know-how. This success includes the ability of companies in which we invest, such as NuScale Power, LLC, to protect their intellectual property rights. We rely principally on a combination of patents, copyrights, trade secrets, confidentiality agreements and other contractual arrangements to protect our interests. However, these methods only provide a limited amount of protection and may not adequately protect our interests. This can be especially true in certain foreign countries that do not protect intellectual property rights to the same extent as the laws of the United States. We cannot provide assurances that others will not independently develop technology substantially similar to our trade secret technology or that we can successfully preserve our intellectual property rights in the future. Our intellectual property rights could be invalidated, circumvented, challenged or infringed upon. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management's attention away from other aspects of our business.

        In addition, our clients or other third parties may also provide us with their technology and intellectual property. There is a risk that we may not sufficiently protect our or their information from improper use or dissemination and, as a result, could be subject to claims and litigation and resulting liabilities, loss of contracts or other consequences that could have an adverse impact on our business, financial condition and results of operation.

        We also hold licenses from third parties which may be utilized in our business operations. If we are no longer able to license such technology on commercially reasonable terms or otherwise, our business and financial performance could be adversely affected.

Our continued success requires us to hire and retain qualified personnel.

        The success of our business is dependent upon being able to attract and retain personnel, including engineers, project management and craft employees around the globe, who have the necessary and required experience and expertise. Competition for these and other experienced personnel is intense. It may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. Also, it may be difficult to replace personnel who hold government granted eligibility that may be required to obtain certain government projects and/or who have significant government contract experience.

        As some of our executives and other key personnel approach retirement age, we need to provide for smooth transitions, which may require that we devote time and resources to indentify and integrate new personnel into these leadership roles and other key positions. If we are unable to attract and retain a sufficient number of skilled personnel or effectively implement appropriate succession plans, our ability to pursue projects may be adversely affected, the costs of executing our existing and future projects may increase and our financial performance may decline.

        In addition, the cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. For example, the uncertainty of contract award timing can present difficulties in matching our workforce size with our contracts. If an expected contract award is delayed or not received, we could incur costs resulting from excess staff, reductions in staff, or redundancy of facilities that could have a material adverse impact on our business, financial conditions and results of operations.

Our employees work on projects that are inherently dangerous and in locations where there are high security risks, and a failure to maintain a safe work site could result in significant losses.

        We often work on large-scale and complex projects, frequently in geographically remote or high risk locations that are subject to political, social or economic risks, or war or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain the safety of our personnel. In addition, our project sites can place our employees and others near large equipment, dangerous processes or substances or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation. Often, we are responsible for safety on the project sites where we work. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries or even loss of life. Although we maintain functional groups whose primary purpose is to implement effective health, safety and environmental procedures throughout our company, the failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability. And, despite these activities, in these locations and at these sites, we cannot guarantee the safety of our personnel, nor damage to or loss of work, equipment or supplies.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.

        Our ongoing ability to generate cash is important for the funding of our continuing operations and the servicing of our indebtedness. To the extent that existing cash balances and cash flow from operations, together with borrowing capacity under our existing credit facilities, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are acceptable to us. Furthermore, if global economic, political or other market conditions adversely affect the financial institutions which provide credit to us, it is possible that our ability to draw upon our credit facilities may be impacted. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

We may be unable to win new contract awards if we cannot provide clients with letters of credit, bonds or other security or credit enhancements.

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

  •
  there are various restrictions on the ability of a stockholder to call a special meeting or to nominate a director for election; and

  •
  our Board of Directors can authorize the issuance of preferred shares.

These types of provisions in our charters and bylaws could also make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our stockholders. Accordingly, stockholders may be limited in the ability to obtain a premium for their shares.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Major Facilities

        Operations of Fluor and its subsidiaries are conducted at both owned and leased properties in domestic and foreign locations totaling approximately 7.4 million rentable square feet. Our executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas. As our business and the mix of structures are constantly changing, the extent of utilization of the facilities by particular segments cannot be accurately stated. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. While we have operations worldwide, the following table describes the location and general character of our more significant existing facilities:

Location	Interest
United States:
Greenville, South Carolina	Owned and Leased
Houston (Sugar Land), Texas	Leased
Irving, Texas (Corporate Headquarters)	Owned
Southern California (Aliso Viejo, Irvine and Long Beach)	Owned and Leased
Canada:
Calgary, Alberta	Owned and Leased
Vancouver, British Columbia	Leased
Latin America:
Mexico City, Mexico	Leased
Santiago, Chile	Owned and Leased
Europe, Africa and Middle East:
Al Khobar, Saudi Arabia	Owned
Amsterdam, the Netherlands	Owned
Farnborough, England	Owned and Leased
Gliwice, Poland	Owned
Johannesburg, South Africa	Leased
Asia/Asia Pacific:
Cebu, the Philippines	Leased
Manila, the Philippines	Owned and Leased
New Delhi, India	Leased
Perth, Australia	Leased
Shanghai, China	Leased

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

        For information on legal proceedings and matters in dispute, see "14. Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

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

	Common Stock
	Price Range
			Dividends Per Share
	High	Low
Year Ended December 31, 2014
Fourth Quarter	$69.69	$55.60	$0.21
Third Quarter	$79.20	$66.52	$0.21
Second Quarter	$79.93	$72.70	$0.21
First Quarter	$83.93	$73.32	$0.21
Year Ended December 31, 2013
Fourth Quarter	$80.45	$68.93	$0.16
Third Quarter	$74.72	$57.50	$0.16
Second Quarter	$66.90	$53.50	$0.16
First Quarter	$66.67	$58.56	$0.16

        Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See "Item 1A. — Risk Factors."

        At February 11, 2015, there were 147,789,519 shares outstanding and 5,358 stockholders of record of the company's common stock. The company estimates there were an additional 214,213 stockholders whose shares were held by banks, brokers or other financial institutions at February 5, 2015.

Issuer Purchases of Equity Securities

        The following table provides information as of the three months ended December 31, 2014 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1–October 31, 2014	337,384	$66.05	337,200	9,480,871
November 1–November 30, 2014	2,982,361	66.20	2,982,361	16,498,510
December 1–December 31, 2014	4,580,653	60.16	4,580,653	11,917,857

Total	7,900,398	$62.69	7,900,214

(1)
Consists of 7,900,214 shares of company stock repurchased and canceled by the company under its stock repurchase program for total consideration of $495 million and 184 shares of company stock canceled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)
The share repurchase program was originally announced on November 3, 2011 for 12,000,000 shares and was subsequently amended on February 6, 2013, February 6, 2014 and November 18, 2014 to

  increase the size of the program by 8,000,000 shares, 6,000,000 shares and 10,000,000 shares, respectively. The company continues to repurchase shares from time to time in open market transactions or privately negotiated transactions, including through pre-arranged trading programs, at its discretion, subject to market conditions and other factors and at such time and in amounts that the company deems appropriate.

Item 6.    Selected Financial Data

          The following table presents selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in "Item 15. — Exhibits and Financial Statement Schedules." Amounts are expressed in millions, except for per share and employee information:

	Year Ended December 31,
	2014	2013	2012	2011	2010

CONSOLIDATED OPERATING RESULTS
Total revenue	$21,531.6	$27,351.6	$27,577.1	$23,381.4	$20,849.3
Earnings from continuing operations before taxes	1,204.9	1,177.6	733.5	1,001.8	559.6
Amounts attributable to Fluor Corporation:
Earnings from continuing operations(1)	$715.5	$667.7	$456.3	$593.7	$357.5
Loss from discontinued operations, net of taxes	(204.6)	—	—	—	—

Net earnings(1)	$510.9	$667.7	$456.3	$593.7	$357.5
Basic earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations(1)	$4.54	$4.11	$2.73	$3.44	$2.01
Loss from discontinued operations, net of taxes	(1.30)	—	—	—	—

Net earnings(1)	$3.24	$4.11	$2.73	$3.44	$2.01
Diluted earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations(1)	$4.48	$4.06	$2.71	$3.40	$1.98
Loss from discontinued operations, net of taxes	(1.28)	—	—	—	—

Net earnings(1)	$3.20	$4.06	$2.71	$3.40	$1.98
Cash dividends per common share declared	$0.84	$0.64	$0.64	$0.50	$0.50
Return on average shareholders' equity(2)	20.1%	18.6%	13.0%	17.4%	10.4%
CONSOLIDATED FINANCIAL POSITION
Current assets	$5,758.0	$6,003.7	$6,094.1	$5,878.7	$5,561.8
Current liabilities	3,330.9	3,407.2	3,887.1	3,838.2	3,522.4

Working capital	2,427.1	2,596.5	2,207.0	2,040.5	2,039.4
Property, plant and equipment, net	980.3	967.0	951.3	921.6	866.3
Total assets	8,194.4	8,323.9	8,276.0	8,268.4	7,613.9
Capitalization
3.375% Senior Notes	497.0	496.6	496.2	495.7	—
3.5% Senior Notes	494.6	—	—	—	—
1.5% Convertible Senior Notes	18.3	18.4	18.5	19.5	96.7
Other debt obligations	10.4	11.4	26.3	17.8	17.8
Shareholders' equity	3,110.9	3,757.0	3,341.3	3,395.5	3,497.0

Total capitalization	4,131.2	4,283.4	3,882.3	3,928.5	3,611.5
Total debt as a percent of total capitalization	24.7%	12.3%	13.9%	13.6%	3.2%
Shareholders' equity per common share	$20.93	$23.29	$20.58	$20.09	$19.82
Common shares outstanding at year end	148.6	161.3	162.4	169.0	176.4
OTHER DATA
New awards	$28,831.1	$25,085.6	$27,129.2	$26,896.1	$27,362.9
Backlog at year end(3)	42,481.5	34,907.1	38,199.4	39,483.7	34,908.7
Capital expenditures	324.7	288.5	254.7	338.2	265.4
Cash provided by operating activities	642.6	788.9	603.8	889.7	550.9
Cash provided (utilized) by investing activities	(199.1)	(234.6)	(13.7)	(436.4)	218.4
Cash utilized by financing activities	(666.4)	(369.6)	(616.6)	(395.8)	(389.9)
Employees at year end
Salaried employees	27,643	29,425	32,592	33,252	29,159
Craft/hourly employees	9,865	8,704	8,601	9,835	10,070

Total employees	37,508	38,129	41,193	43,087	39,229

(1)
Net earnings attributable to Fluor Corporation in 2014 included an after-tax loss from discontinued operations of $205 million (or $1.28 per diluted share) in connection with the reassessment of estimated loss contingencies related to the previously divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri. The tax effect associated with this loss was $112 million.

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

  Net earnings attributable to Fluor Corporation in 2012 included pre-tax charges of $416 million (or $1.57 per diluted share) for the Greater Gabbard Offshore Wind Farm Project ("Greater Gabbard Project"), a pre-tax gain of $43 million (or $0.16 per diluted share) on the sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom and tax benefits of $43 million ($0.25 per diluted share) associated with the net reduction of tax reserves for various domestic and international disputed items and a U.S. Internal Revenue Service ("IRS") settlement.

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

  See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 to 47 and Notes to Consolidated Financial Statements on pages F-8 to F-48 for additional information relating to significant items affecting the results of operations for 2012 - 2014.

(2)
Return on average shareholders' equity is calculated based on net earnings from continuing operations attributable to Fluor Corporation divided by the average shareholders' equity of the five most recent quarters.

(3)
The company began including the unfunded portion of multi-year government contract new awards in its backlog as of December 31, 2013 to be more comparable to industry practice. As a result of this change, total backlog included $2.1 billion and $983 million of unfunded government contracts as of December 31, 2014 and 2013, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying Notes. For purposes of reviewing this document, "segment profit" is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; other non-operating income and expense items; and loss from discontinued operations. For a reconciliation of total segment profit to earnings from continuing operations before taxes, see "16. Operations by Business Segment and Geographical Area" in the Notes to Consolidated Financial Statements.

Results of Operations

        Consolidated revenue for 2014 was $21.5 billion compared to $27.4 billion for 2013. This decrease was primarily due to reduced volume in the mining and metals business line of the Industrial & Infrastructure segment.

        Consolidated revenue for 2013 of $27.4 billion was essentially level with 2012. Revenue growth in the Oil & Gas and Power segments in 2013 was offset by revenue decline in the Industrial & Infrastructure, Government and Global Services segments.

        Earnings from continuing operations before taxes for 2014 of $1.2 billion were up modestly compared to 2013. Improved contributions in the Oil & Gas segment during 2014 were offset by lower earnings in the Industrial & Infrastructure, Government and Global Services segments. Improvements in the Oil & Gas segment were primarily due to higher project execution activities on several petrochemical projects on the Gulf Coast of the United States and various international projects in the upstream market. These improvements were offset by a lower volume of project execution activities in the mining and metals business line; a reduction in project execution activities for the Logistics Civil Augmentation Program ("LOGCAP IV") for the U.S. Army in Afghanistan, and reduced contribution from the equipment business line.

        As discussed in Note 2 of the Notes to Consolidated Financial Statements, the company recorded an after-tax loss from discontinued operations of $205 million during 2014 in connection with the reassessment of estimated loss contingencies related to the previously divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri. The tax effect associated with this loss was $112 million.

        Earnings from continuing operations before taxes for 2013 increased 61 percent to $1.2 billion from $734 million in 2012, principally driven by improved performance in the Industrial & Infrastructure and Oil & Gas segments. The improvement in the Industrial & Infrastructure segment was primarily because the prior year results included a $416 million pre-tax charge related to an unexpected adverse decision from arbitration proceedings on the Greater Gabbard Offshore Wind Farm Project ("Greater Gabbard Project"), a $1.8 billion lump-sum project to provide engineering, procurement and construction services for the client's offshore wind farm project in the United Kingdom. The Oil & Gas segment generated significantly higher contributions in 2013 when compared to 2012 as a result of higher project execution activities for various upstream and petrochemical projects in different regions. The Power and Government segments also contributed to the improvement in earnings from continuing operations before taxes in the current year. A decline in contributions from projects in the mining and metals business line of the Industrial & Infrastructure segment and reduced contributions from the Global Services segment offset some of the increases to earnings from continuing operations before taxes discussed above.

        The company is still experiencing a highly competitive business environment, with pressure on margins. In some cases, margins may be favorably or unfavorably impacted by a change in the mix of work performed or a change in the amount of customer-furnished materials, which are accounted for as pass-through costs. During 2014, the Oil & Gas segment experienced higher segment profit margin that was partially due to a shift in the mix of work from lower margin construction activities to higher margin engineering activities. This shift corresponds to an increase in the volume of project execution activities for projects that are in the earlier stages of the project life cycle compared to the prior years. Also during 2014, the Industrial & Infrastructure segment experienced higher segment profit margin because of a significantly lower content of customer-furnished materials compared to the prior year.

        The Oil & Gas segment has continued to show strength, but declining oil prices since the latter part of 2014 could affect the segment's current projects and the timing of new awards. In the Industrial & Infrastructure segment, mining and metals business has continued to slow as major capital investment decisions by most mining customers have been deferred. Revenue in the Government segment declined in 2014 and 2013 as the federal government has continued to close bases in the execution of LOGCAP IV, though the current level of activity is expected to be relatively steady for the near term.

        The company's results reported by foreign subsidiaries with non-U.S. dollar functional currencies are affected by foreign currency volatility. When the U.S. dollar appreciates against the non-U.S. dollar functional currencies of these subsidiaries, the company's reported revenue, cost and earnings, after translation into U.S. dollars, are lower than what they would have been had the U.S. dollar depreciated against the same foreign currencies or if there had been no change in the exchange rates.

        The effective tax rate from continuing operations was 29.3 percent, 30.1 percent and 22.1 percent for 2014, 2013 and 2012, respectively. The 2014 rate was favorably impacted by the release of previously unrecognized tax positions related to the conclusion of an IRS audit for tax years 2006 through 2008, the reversal of certain valuation allowances, and the domestic production activities deduction. The 2013 rate was favorably impacted by research tax credits and the domestic production activities deduction, partially offset by a foreign loss without a tax benefit. The 2012 rate was favorably impacted by the release of previously unrecognized tax benefits of $13 million related to a settlement with the IRS for tax years 2003 through 2005, as well as the net reduction of tax reserves totaling $30 million attributable to a variety of domestic and international disputed items, including the resolution of an uncertainty associated with a prior year tax restructuring. Factors affecting the effective tax rates for 2012 - 2014 are discussed further under "— Corporate, Tax and Other Matters" below.

        Earnings from continuing operations attributable to Fluor Corporation were $4.48 per diluted share in 2014 compared to $4.06 and $2.71 per diluted share in 2013 and 2012, respectively. The principal reason for the 2014 increase was the improved performance of the segments noted above in the discussion of earnings from continuing operations before taxes. Other contributing factors to the 2014 increase included reduced earnings attributable to noncontrolling interests in 2014 compared to 2013, a lower share count resulting from the repurchase of common stock and a more favorable effective tax rate in the most recent year. The improvement in 2013 compared to 2012 was primarily driven by the same items noted above that resulted in the significant 2013 increase in earnings from continuing operations before taxes.

        Consolidated new awards for 2014 were $28.8 billion compared to $25.1 billion in 2013 and $27.1 billion in 2012. The major contributors of new award activity during 2014 were the Oil & Gas and Government segments. The Oil & Gas and Industrial & Infrastructure segments were the significant drivers of new award activity during 2013 and 2012. Approximately 71 percent of consolidated new awards for 2014 were for projects located outside of the United States.

        Consolidated backlog was $42.5 billion as of December 31, 2014, $34.9 billion as of December 31, 2013, and $38.2 billion as of December 31, 2012. The Oil & Gas and Industrial & Infrastructure segments made up the vast majority of backlog for all three years. The higher backlog at the end of 2014 was primarily due to significant new awards in the Oil & Gas and Government segments, partially offset by a decline in backlog in the mining and metals business line of the Industrial & Infrastructure segment. The lower backlog at the end of 2013 was directly attributable to the work off of backlog outpacing new awards for mining and metals. As of December 31, 2014, approximately 66 percent of consolidated backlog related to projects located outside of the United States.

        For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see "— Segment Operations" and "— Corporate, Tax and Other Matters" below.

Discussion of Critical Accounting Policies and Estimates

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

        Engineering and Construction Contracts    Contract revenue is recognized on the percentage-of-completion method based on contract cost incurred to date compared to total estimated contract cost. Contracts are generally segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. The percentage-of-completion method of revenue recognition requires the company to prepare estimates of cost to complete for contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. Pre-contract costs are expensed as incurred. The majority of the company's engineering and construction contracts provide for reimbursement of cost plus a fixed or percentage fee. As of December 31, 2014,

81 percent of the company's backlog was cost reimbursable while 19 percent was for fixed-price, lump-sum or guaranteed maximum contracts. In certain instances, the company provides guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentive fees or liquidated damages. In addition, increases in contract cost can result in non-recoverable cost which could exceed revenue realized from the projects. The company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the company's work on a project. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

        Claims arising from engineering and construction contracts have been made against the company by clients, and the company has made claims against clients for cost incurred in excess of current contract provisions. The company recognizes revenue, but not profit, for certain significant claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Cost, but not profit, associated with unapproved change orders is accounted for in revenue when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable, but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only to the extent that costs associated with the claims or unapproved change orders have been incurred. Recognized claims against clients amounted to $21 million and $20 million as of December 31, 2014 and 2012, respectively. There were no recognized claims against clients as of December 31, 2013.

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. Although backlog reflects business that is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. The company began including the unfunded portion of multi-year government contract awards in its backlog as of December 31, 2013 to be more comparable to industry practice.

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

        The company evaluates each partnership and joint venture at inception to determine if it qualifies as a variable interest entity ("VIE") under ASC 810, "Consolidation." A variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors who are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. The majority of the company's partnerships and joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the partnership or joint venture is a VIE.

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

        For partnerships and joint ventures in the construction industry, unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The most significant application of the proportionate consolidation method is in the Oil & Gas, Industrial & Infrastructure and Government segments. The cost and equity methods of accounting are also used, depending on the company's respective ownership interest and amount of influence on the entity, as well as other factors. At times, the company also executes projects through collaborative arrangements for which the company recognizes its relative share of revenue and cost.

        Deferred Taxes and Uncertain Tax Positions    Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. As of December 31, 2014, the company had deferred tax assets of $907 million which were partially offset by a valuation allowance of $209 million and further reduced by deferred tax liabilities of $157 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. The allowance for 2014 primarily relates to the deferred tax assets on certain net operating loss carryforwards for U.S. and non-U.S. subsidiaries and certain reserves on investments. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company's effective tax rate on future earnings.

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

        Retirement Benefits    The company accounts for its defined benefit pension plans in accordance with ASC 715-30, "Defined Benefit Plans — Pension." As required by ASC 715-30, the unfunded or overfunded projected benefit obligation is recognized in the company's financial statements. Assumptions concerning discount rates, long-term rates of return on plan assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Assuming no changes in current assumptions, the company expects to contribute up to $100 million in 2015, which is expected to be in excess of the minimum funding required and includes estimated additional funding to settle the U.S. plan. If the discount rates were reduced by 25 basis points, plan liabilities for the U.S. and non-U.S. plans would increase by approximately $17 million and $54 million, respectively.

Segment Operations

        The company provides professional services in the fields of engineering, procurement, construction, fabrication and modularization, commissioning and maintenance, as well as project management, on a global basis and serves a diverse set of industries worldwide. The five principal business segments are: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. For more information on the business segments see "Item 1. — Business" above.

Oil & Gas

        Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Year Ended December 31,
(in millions)	2014	2013	2012

Revenue	$11,368.9	$11,519.8	$9,513.9
Segment profit	673.4	441.1	334.7

        Revenue in 2014 was essentially level with 2013. An increase in project execution activities for several petrochemical projects on the Gulf Coast of the United States was offset by a reduction in project execution activities for certain large projects that were completed or progressing to completion during 2014. Revenue for 2013 increased 21 percent compared to 2012, primarily driven by higher project execution activities for various upstream and petrochemical projects in different regions. Major contributors to the increase included an oil sands facility in Canada, a coal bed methane project in Australia and a grassroots petrochemical project in the Middle East. This revenue growth was partially offset by reduced volume on certain projects at or near substantial completion, including two oil refineries in the United States and upstream services for two other Canadian oil sands projects.

        Segment profit in 2014 increased 53 percent compared to 2013 primarily due to higher project execution activities related to several petrochemical projects on the Gulf Coast of the United States and various international projects in the upstream market. Segment profit in 2013 increased 32 percent compared to 2012 primarily due to the project execution activities driving the revenue growth discussed above, as well as contributions from two petrochemical projects in North America, a gas processing project in Kazakhstan and an upstream project in Russia.

        Segment profit margin was 5.9 percent in 2014, compared to 3.8 percent in 2013 and 3.5 percent in 2012. The current year improvement is predominantly due to increased contributions from certain upstream projects that were completed or progressing to completion during 2014 and a shift in the mix of work from lower margin construction activities to higher margin engineering activities. This shift corresponds to an increase in the volume of project execution activities for projects that are in the earlier stages of the project life cycle as compared to the prior years. The increase in segment profit margin in 2013 resulted from the same factors discussed above that resulted in increases in revenue and segment profit and reflects greater leverage of segment overhead compared to 2012.

        New awards in the Oil & Gas segment were $19.7 billion in 2014, $12.9 billion in 2013 and $12.6 billion in 2012. New awards in 2014 included a significant amount of the engineering, procurement and construction value of a liquefied natural gas facility in Canada; refinery projects in Kuwait, Malaysia, Mexico and Argentina; an oil sands project in Canada; and a petrochemical complex on the Gulf Coast of the United States. New awards in 2013 included two petrochemical facilities in North America, an upstream project in Russia, a grassroots upgrader project in Canada and additional releases on a gas processing project in Kazakhstan. New awards in 2012 included an oil sands bitumen processing facility in Canada, the gas processing project in Kazakhstan and a petrochemical complex in the United States.

        Backlog for the Oil & Gas segment was $28.4 billion as of December 31, 2014 compared to $20.0 billion as of December 31, 2013 and $18.2 billion as of December 31, 2012. The higher ending backlog as of December 31, 2014 when compared to the prior years is reflective of the higher levels of new award activity during 2014. This growth in backlog reflects continued demand for new capacity in oil and gas production, petrochemicals and gas liquefaction. The segment remains well positioned for new project activity in these markets; however, declining oil prices since the latter part of 2014 could affect the segment's current projects and the timing of new awards. Market conditions remain competitive and, in certain cases, may result in more lump-sum contracts.

        Total assets in the segment were $1.7 billion as of December 31, 2014 and $1.6 billion as of December 31, 2013.

Industrial & Infrastructure

        Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Year Ended December 31,
(in millions)	2014	2013	2012

Revenue	$6,061.7	$11,081.7	$13,237.8
Segment profit	391.2	476.0	176.5

        Revenue in 2014 decreased 45 percent compared to 2013 and revenue in 2013 decreased 16 percent from 2012, primarily due to reduced volume in the mining and metals business line.

        Segment profit decreased 18 percent in 2014 compared to 2013 primarily due to lower contributions related to the lower volume of project execution activities in the mining and metals business line. This reduction in segment profit was partially offset by the favorable impact of the achievement of progress milestones for certain domestic transportation projects totaling $76 million and project close-out activities for various mining projects totaling $70 million. Segment profit margin increased to 6.5 percent in 2014 from 4.3 percent in 2013 because the prior year had a significantly higher content of customer-furnished materials, which are accounted for as pass-through costs.

        Both segment profit and segment profit margin increased significantly in 2013 compared to 2012 primarily because the 2012 results included a $416 million pre-tax charge due to an unexpected adverse decision in the arbitration proceedings related to the company's claims for additional compensation on the Greater Gabbard Project. Contributions to segment profit in 2013 by the mining and metals business line declined 25 percent compared to 2012 primarily as a result of the sharp decline in revenue from the business line, as noted above. The reduced contributions by the mining and metals business line were partially offset by improved performance in the industrial services business line and positive contributions totaling $61 million for the achievement of key milestones and the successful closeout of three domestic transportation projects. The 2012 Greater Gabbard Project charge was somewhat offset by significant contributions from the mining and metals business line and a pre-tax gain of $43 million on the October 2012 sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom that was formed in connection with the development and construction of a previously completed project. Segment profit for 2012 also included positive contributions from various infrastructure projects, including $21 million due to the achievement of significant progress milestones on one project, $20 million as an infrastructure road project neared completion, and $19 million for fees earned at financial closing for another infrastructure road project.

        New awards in the Industrial & Infrastructure segment were $3.3 billion during 2014, $6.6 billion during 2013 and $10.4 billion during 2012. New awards in 2014 were primarily in the mining and metals and industrial services business lines and included a large manufacturing facility in the United States. New awards in 2013 included the Tappan Zee Bridge project in New York, a road project in Texas and a new award for the continued expansion of a large copper project in Peru. New awards in 2012 included additional scope for an iron ore joint venture project in Western Australia, copper mining projects in Peru and the United States, and a managed toll lane project in Virginia. The year-to-year decrease in new awards since 2012 is primarily due to reduced opportunities in the mining and metals business line. This decline is attributable to the deferral of major capital investment decisions by some mining customers due to project cost escalation, softening commodity demand and project-specific circumstances. The timing of when capital investment by these mining customers could resume is uncertain, and the weakened mining market conditions could be prolonged.

        Ending backlog for the segment decreased to $7.3 billion for 2014 from $10.5 billion for 2013 and $17.2 billion for 2012. The declining backlog trend was the direct result of the work-off of backlog outpacing the reduced new award activity in mining and metals and due to the cancellations of a mining project during the fourth quarter of 2013 totaling $1.8 billion and two mining projects during the third quarter of 2012 totaling $2.0 billion.

        Total assets in the Industrial & Infrastructure segment were $872 million as of December 31, 2014 and $910 million as of December 31, 2013.

Government

        Revenue and segment profit for the Government segment are summarized as follows:

	Year Ended December 31,
(in millions)	2014	2013	2012

Revenue	$2,511.9	$2,749.1	$3,304.7
Segment profit	92.7	161.4	149.7

        Revenue in 2014 decreased 9 percent compared to 2013, primarily due to the reduction in project execution activities associated with LOGCAP IV in Afghanistan. Current year revenue benefited from project execution activities for several contracts awarded during 2014, including a multi-year nuclear decommissioning project in the United Kingdom (the "Magnox RSRL Project") and the Strategic Petroleum Reserve Project. The current year also benefited from increased volume for the Savannah River Site Management and Operating Project in South Carolina (the "Savannah River Project"), which contributed lower revenue in 2013 as a result of the federal government's budget sequestration. Revenue in 2013 decreased 17 percent compared to 2012, primarily due to the reduction in project execution activities associated with LOGCAP IV. Also contributing to the revenue decline in 2013 was a reduction in project execution activities at the Savannah River Project, which was mostly attributable to the 2012 close-out of the American Recovery and Reinvestment Act ("ARRA") funded work at the site. The U.S. government's March 1, 2013 budget sequestration, which was lifted in June 2013, contributed to the 2013 revenue decline for the non-ARRA work at the Savannah River Project.

        Segment profit for 2014 decreased 43 percent compared to 2013, primarily due to the resolution in the prior year of several non-recurring matters with the U.S. government that favorably affected segment profit in 2013 (discussed below), as well as the reduction in project execution activities for LOGCAP IV. Segment profit for 2013 increased 8 percent compared to 2012. The company favorably resolved challenges with the U.S. government as to the reimbursability of certain costs that were incurred during 2006 - 2013, resulting in contributions to segment profit of $31 million in the fourth quarter of 2013. Also in the fourth quarter of 2013, segment profit was increased by $11 million as the result of a favorable court ruling that resolved certain disputed items related to 2001 - 2007, and segment profit was increased by $15 million for the closeout and final disposition of other matters. Segment profit for 2013 also benefitted from changing the LOGCAP IV award fee to a fixed fee at the end of 2012 and the positive impact of negotiations in the first quarter of 2013 related to the close-out of prior year indirect rates. The positive impact of the above items more than offset the reduction of segment profit that resulted from the reduced volume for LOGCAP IV and the ARRA work in 2013 when compared to 2012. Segment profit in 2013 included a $17 million charge related to an adverse judgment associated with the company's final claim on an embassy project, while segment profit in 2012 was reduced for a $13 million charge associated with a claim on another embassy project as the result of an adverse judgment in the first quarter of 2012.

        Segment profit margin was 3.7 percent, 5.9 percent and 4.5 percent for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in 2014 is primarily attributable to the aforementioned favorable resolution of certain non-recurring matters with the U.S. government in 2013, along with lower margin contributions from newly awarded contracts during 2014. The increase in segment profit in 2013 was largely due to the aforementioned favorable resolution of certain items with the U.S. government, as well as the impact of the other factors discussed above that contributed to the change in revenue and segment profit.

        New awards were $4.7 billion during 2014, $4.1 billion during 2013 and $3.2 billion during 2012. New awards increased during 2014 primarily due to new awards for the Magnox RSRL Project, the Strategic Petroleum Reserve Project and the Paducah Gaseous Diffusion Plant Project, offset by reduced new award activity for LOGCAP IV, the Savannah River Project and a gaseous diffusion plant project in Portsmouth, Ohio. The higher new awards in 2014 and 2013 when compared to 2012 resulted from the inclusion of the unfunded portion of multi-year government contacts in new awards and backlog. As of December 31, 2013, the company began including the unfunded portion of multi-year government contract awards in its backlog to be more comparable to industry practice.

        Backlog was $4.7 billion as of December 31, 2014, $2.4 billion as of December 31, 2013 and $1.0 billion as of December 31, 2012. Total backlog included $2.1 billion and $983 million of unfunded government contracts as of December 31, 2014 and December 31, 2013, respectively. The increase in backlog in 2014 is primarily attributable to the same factors above that contributed to the increase in new awards. The higher backlog in 2013 when compared to 2012 resulted primarily from the change in the way the segment now reports backlog, as described above. Also, the backlog for LOGCAP IV as of December 31, 2013 was somewhat higher than it was at the end of 2012 as new awards for the project outpaced the level of project execution activities for the year.

        Total assets in the Government segment were $540 million as of December 31, 2014 compared to $581 million as of December 31, 2013.

Global Services

        Revenue and segment profit for the Global Services segment are summarized as follows:

	Year Ended December 31,
(in millions)	2014	2013	2012

Revenue	$585.0	$611.8	$679.6
Segment profit	73.8	119.7	125.4

        Revenue in 2014 decreased modestly compared to 2013, principally due to the equipment business line's reduced activities supporting mining projects in Latin America and Africa, as well as reduced volume in Afghanistan. The current year decline in revenue was partially offset by revenue improvement in the equipment business line's U.S. and Mexico operations. Revenue in 2013 decreased 10 percent compared to 2012 mostly due to the equipment business line's reduced volume of activity in Mexico, the Middle East and the United States. In addition, 2012 revenue included a one-time sale of equipment in Peru. Offsetting some of the overall decline in revenue for 2013 were revenue increases in Africa (as the result of the acquisition of an equipment company in the third quarter of 2012), the equipment business line's operations in Chile supporting mining projects and the temporary staffing business line.

        Segment profit in 2014 decreased 38 percent compared to the prior year, primarily as the result of reduced contributions from the equipment business line in Latin America, Afghanistan and Africa, with the slowdown of mining activities and the completion of various projects. Segment profit was further negatively impacted by certain equipment carrying costs, including depreciation, that were incurred after project completion, but before the equipment was sold. These decreases in segment profit more than offset an increase in contributions from the equipment business line's operations in the United States. Segment profit in 2013 decreased slightly compared to 2012, as improved contributions from the temporary staffing business line were more than offset by reduced contributions from the other business lines.

        Segment profit margin was 12.6 percent, 19.6 percent and 18.5 percent for the years ended December 31, 2014, 2013 and 2012, respectively. The variations from year to year were primarily attributable to the factors discussed above that affected revenue and segment profit. Other factors affecting segment profit margin were the favorable resolution of disputed amounts in the equipment and temporary staffing business lines in 2013 and the negative effect of the equipment business line's demobilization and equipment sales activities related to Iraq in 2012.

        The equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

        Total assets in the Global Services segment were $795 million as of December 31, 2014 and $759 million as of December 31, 2013.

Power

        Revenue and segment profit (loss) for the Power segment are summarized as follows:

	Year Ended December 31,
(in millions)	2014	2013	2012

Revenue	$1,004.1	$1,389.2	$841.1
Segment profit (loss)	31.3	11.7	(16.9)

        Revenue in 2014 was 28 percent lower compared to 2013, primarily due to a decrease in project execution activities on two solar power projects in the western United States and a gas-fired power plant in Texas, all of which reached substantial completion during the year. The overall revenue decline was partially offset by a significant increase in project execution activities for a gas-fired power plant in Virginia. Revenue in 2013 was 65 percent higher compared to 2012, primarily attributable to a significant increase in project execution activities for a solar power project in the western United States and two gas-fired power plant projects in Texas and Virginia. Some of the revenue increase in 2013 was offset by reduced volume on certain domestic projects progressing towards completion.

        Segment profit for 2014 increased significantly compared to 2013 principally due to greater contributions from an increase in project execution activities for the gas-fired power plant in Virginia and from the substantial completion of the gas-fired power plant in Texas, as well as reduced NuScale expenses, net of qualified reimbursable expenditures, as discussed below. The overall increase was partially offset by reduced contributions from various projects that were completed or progressing to completion during 2014, including the two solar power projects in the western United States. Segment profit for 2013 increased significantly compared to 2012 principally due to increased contributions from a solar power project in the western United States and a decrease in expenses associated with NuScale.

        Segment profit margin improved during 2014 primarily due to increased contributions resulting from the substantial completion of the two solar projects and the Texas gas-fired power plant noted above and reduced NuScale expenses, net of qualified reimbursable expenditures. Segment profit margin in 2013 increased over 2012 due to the same factors that drove the increase in segment profit during 2013.

        The Power segment includes the operations of NuScale, which are primarily research and development activities. Although part of the Power segment, these activities could provide future benefits to both commercial and government clients. In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $217 million under the DOE's Small Modular Reactor Licensing Technical Support Program. This cost-sharing award requires NuScale to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design development and certification. The DOE is to provide cost reimbursement for up to 43 percent of qualified expenditures incurred during the period from June 1, 2014 to May 31, 2019. The Cooperative Agreement also provided for reimbursement of pre-award costs incurred from September 18, 2013 to May 31, 2014, which were recognized in the second quarter of 2014. The company is recognizing the cost-sharing award on an ongoing basis as a reduction of "Total cost of revenue" in the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized. NuScale expenses included in the determination of segment profit were $46 million,

$53 million, and $63 million for 2014, 2013 and 2012, respectively. NuScale expenses for 2014 are reported net of qualified reimbursable expenses of $38 million.

        Although there has been a recent increase in bidding and proposal activity, the Power segment continues to be impacted by relatively weak demand for new power generation. Market segments with the most likely new near-term opportunities include gas-fired combined cycle generation, renewable energy and air emissions compliance projects for existing coal-fired power plants. New awards of $1.1 billion in 2014 included a nuclear power plant maintenance project in California and a gas-fired power plant project in South Carolina. New awards of $1.5 billion in 2013 included a natural gas-fired power plant project in Virginia. New awards of $884 million in 2012 included a solar power project in the western United States. Backlog was $2.1 billion as of December 31, 2014, $2.0 billion as of December 31, 2013 and $1.9 billion as of December 31, 2012.

        Total assets in the Power segment were $179 million as of December 31, 2014 and $155 million as of December 31, 2013.

Corporate, Tax and Other Matters

        Corporate    For the three years ended December 31, 2014, 2013 and 2012, corporate general and administrative expenses were $183 million, $175 million and $151 million, respectively. For 2014, organizational realignment expenses more than offset lower compensation expense. The 16 percent increase in 2013 corporate general and administrative expenses compared to 2012 was primarily the result of higher stock price driven compensation expense.

        Net interest expense was $11 million, $12 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The company earned more interest income during 2012 compared to 2014 and 2013 primarily due to larger cash balances in certain international locations that earned higher yields.

        Tax    The effective tax rate from continuing operations was 29.3 percent, 30.1 percent and 22.1 percent for 2014, 2013 and 2012, respectively. The 2014 rate was favorably impacted by the release of previously unrecognized tax positions related to the conclusion of an IRS audit for tax years 2006 through 2008, the reversal of certain valuation allowances, and the domestic production activities deduction. The 2013 rate was favorably impacted by research tax credits and the domestic production activities deduction, partially offset by a foreign loss without a tax benefit. The 2012 rate was favorably impacted by the release of previously unrecognized tax benefits of $13 million related to a settlement with the IRS for tax years 2003 through 2005, as well as the net reduction of tax reserves totaling $30 million attributable to a variety of domestic and international disputed items, including the resolution of an uncertainty associated with a prior year tax restructuring.

Litigation and Matters in Dispute Resolution

        See "14. Contingencies and Commitments" below in the Notes to Consolidated Financial Statements.

Liquidity and Financial Condition

        Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit totaling $5.3 billion, which may be used for revolving loans, letters of credit and/or general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $3.9 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company's conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of December 31, 2014, the company was in compliance with all its covenants related to its debt agreements. The company's total debt to total capitalization ("debt-to-capital") ratio increased to 24.7 percent as of December 31, 2014 from 12.3 percent as of December 31, 2013 primarily due to the issuance of $500 million of 3.5% Senior Notes discussed below.

Cash Flows

        Cash and cash equivalents were $2.0 billion as of December 31, 2014 compared to $2.3 billion as of December 31, 2013. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.4 billion and $2.7 billion as of December 31, 2014 and 2013, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company's global project execution activities. As of both December 31, 2014 and 2013, non-U.S. cash and cash equivalents amounted to $1.1 billion. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in short-term, offshore time deposits, for which there is unrestricted access. The company did not consider any cash to be permanently reinvested overseas as of December 31, 2014 and 2013 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

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

        During 2014, working capital increased primarily due to an increase in accounts receivable and decreases in accounts payable and advance billings partially offset by a decrease in contract work in progress. Significant drivers of these fluctuations were:

  •
  An increase in accounts receivable in the Oil & Gas segment. The higher accounts receivable balance in 2014 resulted primarily from normal billing activities for various projects and was not indicative of any significant collection or liquidity issues.

  •
  A decrease in accounts payable in the Oil & Gas segment. The lower accounts payable balance in 2014 resulted primarily from normal invoicing and payment activities. A significant contributor to the decrease in accounts payable in the Oil & Gas segment was a major mine replacement project in Canada.

  •
  Decreases in advance billings in both the Industrial & Infrastructure and Government segments which were the result of normal project execution activities for several projects including a gaseous diffusion plant project in Portsmouth, Ohio.

  •
  A decrease in contract work in progress in the Oil & Gas segment that resulted primarily from normal project execution activities. A significant contributor to the decrease in contract work in progress in the Oil & Gas segment was a coal bed methane gas project in Australia.

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

        During 2012, working capital increased primarily due to an increase in prepaid income taxes and a decrease in advance billings in the Oil & Gas segment, partially offset by an increase in accounts payable in the Oil & Gas segment and a slight overall decrease in contract work in progress. The decrease in advance billings during 2012 resulted primarily from normal project execution activities associated with the coal bed methane gas project in Australia. The higher accounts payable balance during 2012 resulted primarily from normal invoicing and payment activities associated with a major mine replacement project in Canada and the coal bed methane gas project in Australia. A decrease in contract work in progress in the Industrial & Infrastructure segment, which resulted primarily from the charge on the Greater Gabbard Project, was substantially offset by increases in contract work in progress in the Oil & Gas and Government segments, which resulted from normal project execution activities associated with numerous projects in those segments.

        Cash provided by operating activities was $643 million, $789 million and $604 million in 2014, 2013 and 2012, respectively. The year-over-year decrease in cash flows from operating activities was primarily attributable to a significantly larger net increase in working capital in 2014 compared to 2013, with the largest contributor being a decrease in contract work in progress for LOGCAP IV in the Government segment during 2013. The improvement in cash flows from operating activities in 2013 was primarily attributable to an overall increase in earnings sources.

        The company had a net cash outlay of $175 million during 2012 to fund the project execution activities for the now completed Greater Gabbard Project.

        Income tax payments were $228 million, $269 million and $294 million in 2014, 2013 and 2012, respectively. The company incurred higher tax payments in foreign jurisdictions in 2012.

        Cash from operating activities is used to provide contributions to the company's defined contribution and defined benefit pension plans. Contributions into the defined contribution plans during 2014, 2013 and 2012 were $150 million, $151 million and $144 million, respectively. The company contributed approximately $63 million, $13 million and $57 million into its defined benefit pension plans during 2014, 2013 and 2012, respectively. Company contributions to defined benefit pension plans were higher during 2014 in order to achieve targeted funding levels. Company contributions to defined benefit pension plans were lower during 2013 due to improved financial market conditions. Assuming no changes in current assumptions, the company expects to contribute up to $100 million in 2015 to defined benefit pension plans, which is expected to be in excess of the minimum funding required and includes estimated additional funding to settle the U.S. plan. The accumulated benefit obligation exceeded plan assets for the

U.S. plan as of December 31, 2014. Plan assets exceeded the accumulated benefit obligation for each of the company's non-U.S plans as of December 31, 2014 and 2013 and for the U.S. plan as of December 31, 2013.

        In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a multi-year funding award totaling $217 million under the DOE's Small Modular Reactor Licensing Technical Support Program. For further discussion of the Cooperative Agreement, see "Power" above.

        The loss from discontinued operations, discussed above in "Results of Operations", did not have a material impact on the company's cash flows during 2014. In October 2014, the company entered into a settlement agreement with counsel for a number of plaintiffs, and in January 2015, the company paid approximately $300 million pursuant to the settlement agreement. See Note 14 of the Notes to Consolidated Financial Statements for further discussion of this matter.

Investing Activities

        Cash utilized by investing activities amounted to $199 million, $235 million and $14 million during 2014, 2013 and 2012, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; business acquisitions; and investments in and sales of partnerships and joint ventures. Investing activities in 2013 also included the consolidation of a VIE that had previously been accounted for using the proportionate consolidation method in which cash for this VIE was not required to be consolidated.

        The company holds cash in bank deposits and marketable securities which are governed by the company's investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During 2014 and 2012, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $9 million and $143 million, respectively. During 2013, purchases of marketable securities exceeded proceeds from sales and maturities by $10 million. The company held combined current and noncurrent marketable securities of $449 million and $461 million as of December 31, 2014 and 2013, respectively.

        Capital expenditures of $325 million, $288 million and $255 million during 2014, 2013 and 2012, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment, as well as expenditures for land and facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $106 million, $74 million and $102 million during 2014, 2013 and 2012, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment.

        During 2014, the company sold its interest in two joint ventures in the Industrial & Infrastructure segment for $44 million. The company had a 10 percent interest in both joint ventures and accounted for these investments using the equity method. Investing activities in 2012 included proceeds of $55 million from the sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom.

        During 2013, the company paid $15 million to acquire a Virginia-based construction company and $8 million to acquire an Australian-based company that specializes in fabrication and pressure welding. During 2012, the company paid $19 million to acquire an equipment company in Mozambique. The company continues to make investments in partnerships or joint ventures primarily for the execution of single contracts or projects. Investments in unconsolidated partnerships and joint ventures were $39 million, $27 million and $31 million in 2014, 2013 and 2012, respectively.

Financing Activities

        Cash utilized by financing activities during 2014, 2013 and 2012 of $666 million, $370 million and $617 million, respectively, included company stock repurchases, company dividend payments to stockholders, proceeds from the issuance of senior notes, repayments of debt and distributions paid to holders of noncontrolling interests.

        The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares in open market or privately negotiated transactions at the company's discretion. The company repurchased 13,331,402 shares, 2,591,557 shares and 7,409,200 shares of common stock under its current and previously authorized stock repurchase programs resulting in cash outflows of $906 million, $200 million and $389 million in 2014, 2013 and 2012, respectively. As of December 31, 2014, approximately 12 million shares could still be purchased under the existing stock repurchase program.

        During 2014, the company's Board of Directors authorized the payment of quarterly dividends of $0.21 per share (compared to quarterly dividends of $0.16 per share in 2013 and 2012). Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. However, dividends declared in the fourth quarter of 2012 were paid in December 2012. The payment and level of future cash dividends is subject to the discretion of the company's Board of Directors. Dividends of $126 million, $79 million and $129 million, were paid during 2014, 2013 and 2012, respectively.

        In November 2014, the company issued $500 million of 3.5% Senior Notes (the "2014 Notes") due December 15, 2024 and received proceeds of $491 million, net of underwriting discounts. Interest on the 2014 Notes is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2015. Prior to September 15, 2024, the company may redeem the 2014 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make whole" premium described in the indenture. On or after September 15, 2024, the company may redeem the 2014 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of purchase.

        In September 2011, the company issued $500 million of 3.375% Senior Notes (the "2011 Notes") due September 15, 2021 and received proceeds of $492 million, net of underwriting discounts. Interest on the 2011 Notes is payable semi-annually on March 15 and September 15 of each year, and began on March 15, 2012. The company may, at any time, redeem the 2011 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make whole" premium described in the indenture.

        For both the 2014 Notes and the 2011 Notes, if a change of control triggering event occurs, as defined by the terms of the respective indentures, the company will be required to offer to purchase the 2014 Notes and the 2011 Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The company is generally not limited under the indentures governing the 2014 Notes and the 2011 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.

        In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the "2004 Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the 2004 Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible during any fiscal quarter if the closing price of the company's common stock for at least 20 trading days in the 30 consecutive trading day-period ending on the last trading day of the previous fiscal quarter is greater than or equal to 130 percent of the conversion price in effect on that 30th trading day (the "trigger price"). The trigger price was $35.45 as of December 31, 2014, but is subject to adjustment as outlined in the indenture. The trigger price condition was satisfied during the fourth quarter of 2014 and 2013 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2014 and 2013. During 2014, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,750 shares of the company's common stock. During 2013, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,562 shares of the company's common stock. During 2012, holders converted $1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 18,899 shares of the company's common stock. The company does not know the timing or principal amount of the remaining 2004 Notes that may be presented for conversion by the holders in the future. Holders of the 2004 Notes will be entitled to require the company to purchase all or a portion of their 2004 Notes at 100 percent of the principal amount plus unpaid interest on February 15, 2019. The 2004 Notes are currently redeemable at the option of the company, in whole or in part, at 100 percent of the principal amount plus accrued and unpaid interest. Available cash balances will be used to satisfy any principal and interest payments. Shares of the company's common stock will be issued to satisfy any appreciation between the conversion price and the market price on the date of conversion. The carrying value of the 2004 Notes was $18 million as of both December 31, 2014 and 2013.

        In the first quarter of 2013, the company redeemed its 5.625% Municipal Bonds for $18 million, or 100% of their principal amount, and also paid $9 million on the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

        Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $138 million, $125 million and $101 million in 2014, 2013 and 2012, respectively. Distributions in 2014 primarily related to two transportation joint venture projects in the United States and a mining joint venture project in Argentina. Distributions in 2013 and 2012 primarily related to an iron ore joint venture project in Australia. Capital contributions by joint venture partners were $3 million, $2 million and $3 million in 2014, 2013 and 2012, respectively.

Effect of Exchange Rate Changes on Cash

        Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During 2014 and 2013, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $68 million and $56 million in 2014 and 2013, respectively, related to cash held by foreign subsidiaries. During 2012, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $20 million in 2012 related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company's exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

        As of December 31, 2014, the company had a combination of committed and uncommitted lines of credit that totaled $5.3 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. The committed lines of credit consist of a $1.7 billion Revolving Loan and Letter of Credit Facility Agreement and a $1.8 billion Revolving Loan and Letter of Credit Facility Agreement. Both facilities mature in May 2019. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $750 million for the company's subsidiaries. Borrowings under both facilities bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

        Letters of credit are provided in the ordinary course of business primarily to indemnify the company's clients if the company fails to perform its obligations under its contracts. As of December 31, 2014, letters of credit and borrowings totaling $1.4 billion were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

Guarantees, Inflation and Variable Interest Entities

  Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $17.7 billion as of December 31, 2014. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of December 31, 2014 and 2013 in accordance with ASC 460, "Guarantees," and the carrying value of the liability was not material.

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

        For further discussion of the company's VIEs, see "Discussion of Critical Accounting Policies and Estimates" above and "15. Variable Interest Entities" below in the Notes to Consolidated Financial Statements.

Contractual Obligations

        Contractual obligations as of December 31, 2014 are summarized as follows:

		Payments Due by Period

Contractual Obligations	Total	1 year or less	2–3 years	4–5 years	Over 5 years

(in millions)
Debt:
3.375% Senior Notes	$497	$—	$—	$—	$497
3.5% Senior Notes	495	—	—	—	495
1.5% Convertible Senior Notes	18	18	—	—	—
Other borrowings	10	10	—	—	—
Interest on debt obligations(1)	287	35	69	69	114
Operating leases(2)	236	49	85	52	50
Capital leases	11	4	7	—	—
Uncertain tax positions(3)	25	—	—	—	25
Joint venture contributions	20	5	—	15	—
Pension minimum funding(4)	108	65	21	22	—
Other post-employment benefits	23	4	7	5	7
Other compensation-related obligations(5)	471	55	95	44	277

Total	$2,201	$245	$284	$207	$1,465

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

(3)
Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. The total amount of the accrual for uncertain tax positions related to the company's effective tax rate is included in the "Over 5 years" column as the company is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments would not be necessary.

(4)
The company generally provides funding to its U.S. and non-U.S. pension plans to at least the minimum required by applicable regulations. In determining the minimum required funding, the company utilizes current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In management's judgment, minimum funding estimates beyond a five-year time horizon cannot be reliably estimated. Where minimum funding as determined for each individual plan would not achieve a funded status to the level of accumulated benefit obligations, additional discretionary funding may be provided from available cash resources. As discussed in Note 5 of the Notes to Consolidated Financial Statements, the U.S. pension plan is expected to be settled in late 2015, subject to regulatory approval. Estimated additional funding to settle the U.S. plan has been included in the "1 year or less" column.

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

        Certain of the company's contracts are subject to foreign currency risk. The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currency in which cost is incurred. As a result, the company generally does not need to hedge foreign currency cash flows for contract work performed. However, in cases where revenue and expenses are not denominated in the same currency, the company may hedge its exposure, if material and if an efficient market exists, as discussed below.

        The company utilizes derivative instruments to mitigate certain financial exposures, including currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility. As of December 31, 2014, the company had total gross notional amounts of $235 million of foreign currency contracts of less than two years duration and total gross notional amounts of $12 million of commodity contracts of less than three years duration. The company's historical gains and losses associated with derivative instruments have typically been immaterial, and have largely mitigated the exposures being hedged. The company does not enter into derivative transactions for speculative purposes.

        The company's results reported by foreign subsidiaries with non-U.S. dollar functional currencies are also affected by foreign currency volatility. When the U.S. dollar appreciates against the non-U.S. dollar functional currencies of these subsidiaries, the company's reported revenue, cost and earnings, after translation into U.S. dollars, are lower than what they would have been had the U.S. dollar depreciated against the same foreign currencies or if there had been no change in the exchange rates.

        The company's long-term debt obligations typically carry a fixed-rate coupon, and therefore, its exposure to interest rate risk is not material.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of December 31, 2014, which is the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

        In connection with the preparation of the company's annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Management's assessment included an evaluation of the design of the company's internal control over financial reporting and testing of the operational effectiveness of the company's internal control over financial reporting. Based on this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2014.

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

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Fluor Corporation

        We have audited Fluor Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Fluor Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fluor Corporation as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2014 of Fluor Corporation and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Dallas, Texas
February 18, 2015

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

        The following information is being furnished with respect to the company's executive officers as of December 31, 2014:

Name	Age	Position with the Company(1)
Ray F. Barnard	55	Executive Vice President, Systems and Supply Chain
David R. Dunning	63	Executive Vice President, Business Development & Strategy
Garry W. Flowers	63	Executive Vice President, Project Support Services
Glenn C. Gilkey	56	Executive Vice President, Human Resources and Administration
Carlos M. Hernandez	60	Executive Vice President, Chief Legal Officer and Secretary
Peter Oosterveer	57	Chief Operating Officer
Biggs C. Porter	61	Executive Vice President and Chief Financial Officer
David T. Seaton	53	Chairman and Chief Executive Officer
Gary G. Smalley	56	Senior Vice President and Controller
Bruce A. Stanski	54	Group President, Government

(1)
All references are to positions held with Fluor Corporation. All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors.

  Ray F. Barnard

        Mr. Barnard has been Executive Vice President, Systems and Supply Chain since February 2014. Prior to that, he was Senior Vice President and Chief Information Officer from February 2005 to February 2014 and Vice President, Information Technology from February 2002 to February 2005. Mr. Barnard joined the company in 2002.

  David R. Dunning

        Mr. Dunning has led Business Development & Strategy since January 2013. Prior to that, he was Group President, Power from March 2009 to January 2013; Senior Vice President, Sales, Marketing and Strategic Planning for Power from March 2006 to March 2009; Vice President, Sales for the Power Group from July 2003 to March 2006; and Vice President, Sales for the Duke/Fluor Daniel partnership from March 2001 to July 2003. Mr. Dunning joined the company in 1977.

  Garry W. Flowers

        Mr. Flowers has been Executive Vice President, Project Support Services since February 2014 and has also led HSE, Security and Industrial Relations since November 2003. Prior to February 2014, Mr. Flowers was Group President, Global Services from January 2012 to February 2014. From September 2009 to January 2012, he was President and CEO of Savannah River Nuclear Solutions, LLC, which contracts with the U.S. government for operations and maintenance of the Savannah River nuclear site. Prior to that,

Mr. Flowers was Senior Vice President, HSE, Security and Industrial Relations from November 2003 to September 2009; and Vice President, Industrial Relations from December 1995 to November 2003. Mr. Flowers joined the company in 1978.

  Glenn C. Gilkey

        Mr. Gilkey has led Human Resources and Administration since June 2008. Prior to that, he was Vice President, Operations from June 2006 to June 2008 and Vice President, Engineering from January 2001 to June 2006. Mr. Gilkey joined the company in 1988 with previous service from 1981 to 1984.

  Carlos M. Hernandez

        Mr. Hernandez has been Chief Legal Officer and Secretary since October 2007. Prior to joining the company, he was General Counsel and Secretary of ArcelorMittal USA, Inc. from April 2005 to October 2007, and General Counsel and Secretary of International Steel Group Inc., from September 2004 to April 2005, prior to its acquisition by Mittal Steel Company. Mr. Hernandez joined the company in 2007.

  Peter Oosterveer

        Mr. Oosterveer has been Chief Operating Officer since February 2014. Prior to that, he was Group President, Oil & Gas from March 2009 to February 2014; Senior Vice President, Business Line Lead — Chemicals from February 2008 to March 2009; Senior Vice President, Operations, from February 2007 to February 2008; and Vice President, Operations from January 2001 to February 2007. Mr. Oosterveer joined the company in 1989.

  Biggs C. Porter

        Mr. Porter has been Chief Financial Officer since May 2012. Prior to joining the company in 2012, he was Chief Financial Officer of Tenet Healthcare, Inc. from June 2006 to March 2012. Mr. Porter joined the company in April 2012.

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

  Gary G. Smalley

        Mr. Smalley has been Senior Vice President and Controller of the company since March 2008 and Chief Financial Officer of Project Support Services since October 2014. He was Vice President of Internal Audit from September 2002 to March 2008 and prior to that served in a number of financial management roles, including Controller of South Latin America and Controller of Australia. Mr. Smalley joined the company in 1991.

  Bruce A. Stanski

        Mr. Stanski has been Group President, Government since August 2009. Prior to joining the company in March 2009, he was President, Government and Infrastructure of KBR, Inc. from August 2007 to March 2009; and Executive Vice President of KBR, Inc.'s Government and Infrastructure division from September 2005 to August 2007.

Code of Ethics

        We have long maintained and enforced a Code of Business Conduct and Ethics that applies to all Fluor officers and employees, including our chief executive officer, chief financial officer, and principal accounting officer and controller. A copy of our Code of Business Conduct and Ethics, as amended, has been posted on the "Sustainability" — "Ethics and Compliance" portion of our website, www.fluor.com.

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

Additional Information

        The additional information required by Item 401 of Regulation S-K is hereby incorporated by reference from the information contained in the section entitled "Election of Directors — Biographical Information, including Experience, Qualifications, Attributes and Skills" in our Proxy Statement for our 2015 annual meeting of stockholders. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Information regarding the Audit Committee is hereby incorporated by reference from the information contained in the section entitled "Corporate Governance — Board of Directors Meetings and Committees — Audit Committee" in our Proxy Statement.

Item 11.    Executive Compensation

        Information required by this item is included in the following sections of our Proxy Statement for our 2015 annual meeting of stockholders: "Organization and Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation," as well as the related pages containing compensation tables and information, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table provides information as of December 31, 2014 with respect to the shares of common stock that may be issued under the company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	3,173,008	$62.92	11,909,687
Equity compensation plans not approved by stockholders	—	—	—

Total	3,173,008	$62.92	11,909,687

(1)
Consists of the 2014 Restricted Stock Plan for Non- Employee Directors, under which no securities are currently issuable upon exercise of outstanding options, warrants or rights, but under which 487,124 shares remain available for future issuance; the 2003 Executive Performance Incentive Plan (the "2003 Plan"), under which 399,515 shares are currently issuable upon exercise of outstanding options, warrants and rights, but under which no shares remain available for future issuance; and the Amended and Restated 2008 Executive Performance Incentive Plan, under which 2,773,493 shares are currently issuable upon exercise of outstanding options, warrants and rights, and under which 11,422,563 shares remain available for issuance.

        The additional information required by this item is included in the "Stock Ownership and Stock-Based Holdings of Executive Officers and Directors" and "Stock Ownership of Certain Beneficial Owners" sections of our Proxy Statement for our 2015 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item is included in the "Certain Relationships and Related Transactions" and "Board Independence" sections of the "Corporate Governance" portion of our Proxy Statement for our 2015 annual meeting of stockholders, which information is incorporated herein by reference.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this annual report on Form 10-K:

1.     Financial Statements:

        Our consolidated financial statements at December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K, beginning on page F-1.

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
4.6
Third Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of November 25, 2014 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on November 25, 2014).
10.1	Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 filed on May 1, 2014).

Exhibit	Description
10.2	Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
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
10.10	Summary of Fluor Corporation Non-Management Director Compensation.*
10.11	Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of January 1, 2015.*
10.12
Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K filed on February 18, 2014).
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

Exhibit	Description
10.18	Form of Restricted Stock Unit Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.19
Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.20	Form of Stock Unit Agreement under the Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors.*
10.21	Form of Restricted Stock Agreement under the Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors.*
10.22
Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 29, 2010).
10.23
Revolving Loan and Letter of Credit Facility Agreement dated as of November 9, 2012, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K filed on February 20, 2013).
10.24
Amendment No. 1 dated as of May 28, 2014 to that certain Revolving Loan and Letter of Credit Facility Agreement dated as of November 9, 2012, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.24 to the registrant's Quarterly Report on Form 10-Q filed on July 31, 2014).
10.25
Amendment No. 2 dated as of November 25, 2014 to that certain Revolving Loan and Letter of Credit Facility Agreement dated as of November 9, 2012 (as amended May 28, 2014), among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 1, 2014).
10.26
Revolving Loan and Letter of Credit Facility Agreement dated as of May 28, 2014, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q filed on July 31, 2014).
10.27
Amendment No. 1 dated as of November 25, 2014 to that certain Revolving Loan and Letter of Credit Facility Agreement dated as of May 28, 2014, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 1, 2014).

Exhibit	Description
10.28	Form of Value Driver Incentive Award Agreement (payable in shares) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.33 to the registrant's Quarterly Report on Form 10-Q filed on May 3, 2012).
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
10.32	Offer of Employment Letter from Fluor Corporation to Biggs C. Porter (incorporated by reference to Exhibit 10.38 to the registrant's Quarterly Report on Form 10-Q filed on May 3, 2012).
10.33	Retention Award granted to David R. Dunning on September 26, 2013 (incorporated by reference to Exhibit 10.36 to the registrant's Annual Report on Form 10-K filed on February 18, 2014).
10.34
Retirement and Release Agreement dated as of April 28, 2014, between Fluor Corporation and Stephen B. Dobbs (incorporated by reference to Exhibit 10.32 to the registrant's Quarterly Report on Form 10-Q filed on May 1, 2014).
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

        Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended

December 31, 2014, 2013 and 2012, (ii) the Consolidated Balance Sheet at December 31, 2014 and December 31, 2013, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2014, 2013 and 2012.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ BIGGS C. PORTER Biggs C. Porter, Executive Vice President and Chief Financial Officer

February 18, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DAVID T. SEATON David T. Seaton	Chairman and Chief Executive Officer	February 18, 2015
Principal Financial Officer:
/s/ BIGGS C. PORTER Biggs C. Porter	Executive Vice President and Chief Financial Officer	February 18, 2015
Principal Accounting Officer:
/s/ GARY G. SMALLEY Gary G. Smalley	Senior Vice President and Controller	February 18, 2015
Other Directors:
/s/ PETER K. BARKER Peter K. Barker	Director	February 18, 2015
/s/ ALAN M. BENNETT Alan M. Bennett	Director	February 18, 2015
/s/ ROSEMARY T. BERKERY Rosemary T. Berkery	Director	February 18, 2015
/s/ PETER J. FLUOR Peter J. Fluor	Director	February 18, 2015

Signature	Title	Date

/s/ JAMES T. HACKETT James T. Hackett	Director	February 18, 2015
/s/ DEBORAH D. MCWHINNEY Deborah D. McWhinney	Director	February 18, 2015
/s/ DEAN R. O'HARE Dean R. O'Hare	Director	February 18, 2015
/s/ ARMANDO J. OLIVERA Armando J. Olivera	Director	February 18, 2015
/s/ JOSEPH W. PRUEHER Joseph W. Prueher	Director	February 18, 2015
/s/ MATTHEW K. ROSE Matthew K. Rose	Director	February 18, 2015
/s/ NADER H. SULTAN Nader H. Sultan	Director	February 18, 2015
/s/ LYNN C. SWANN Lynn C. Swann	Director	February 18, 2015

FLUOR CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fluor Corporation

We have audited the accompanying consolidated balance sheets of Fluor Corporation as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fluor Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Dallas, Texas
February 18, 2015

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012

TOTAL REVENUE	$21,531,577	$27,351,573	$27,577,135
TOTAL COST OF REVENUE	20,132,544	25,986,382	26,692,138
OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	182,711	175,148	151,010
Interest expense	29,681	26,887	28,238
Interest income	(18,268)	(14,443)	(27,756)

Total cost and expenses	20,326,668	26,173,974	26,843,630

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	1,204,909	1,177,599	733,505
INCOME TAX EXPENSE	352,815	354,573	162,438

EARNINGS FROM CONTINUING OPERATIONS	852,094	823,026	571,067
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(204,551)	—	—

NET EARNINGS	647,543	823,026	571,067

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	136,634	155,315	114,737

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$510,909	$667,711	$456,330

AMOUNTS ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$715,460	$667,711	$456,330
Loss from discontinued operations, net of tax	(204,551)	—	—

Net earnings	$510,909	$667,711	$456,330

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$4.54	$4.11	$2.73
Loss from discontinued operations, net of tax	(1.30)	—	—

Net earnings	$3.24	$4.11	$2.73

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$4.48	$4.06	$2.71
Loss from discontinued operations, net of tax	(1.28)	—	—

Net earnings	$3.20	$4.06	$2.71

SHARES USED TO CALCULATE EARNINGS PER SHARE
Basic	157,487	162,566	167,121
Diluted	159,616	164,354	168,491

DIVIDENDS DECLARED PER SHARE	$0.84	$0.64	$0.64

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2014	2013	2012

NET EARNINGS	$647,543	$823,026	$571,067
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(125,809)	(46,901)	29,703
Ownership share of equity method investees' other comprehensive income	1,838	10,745	563
Defined benefit pension and postretirement plan adjustments	(66,848)	(5,573)	(91,155)
Unrealized gain (loss) on derivative contracts	(2,064)	1,384	1,298
Unrealized gain (loss) on available-for-sale securities	(437)	(778)	85

TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(193,320)	(41,123)	(59,506)

COMPREHENSIVE INCOME	454,223	781,903	511,561

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	129,325	154,543	113,789

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$324,898	$627,360	$397,772

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($352,996 and $488,426 related to variable interest entities ("VIEs"))	$1,993,125	$2,283,582
Marketable securities, current ($14,082 and $64,084 related to VIEs)	105,131	186,023
Accounts and notes receivable, net ($193,565 and $220,705 related to VIEs)	1,471,705	1,274,024
Contract work in progress ($166,334 and $238,895 related to VIEs)	1,587,275	1,740,821
Deferred taxes	340,223	245,796
Other current assets ($38,848 and $27,798 related to VIEs)	260,588	273,437

Total current assets	5,758,047	6,003,683

PROPERTY, PLANT AND EQUIPMENT
Land	84,274	88,763
Buildings and improvements	454,641	458,582
Machinery and equipment	1,305,623	1,328,434
Furniture and fixtures	142,961	146,498
Construction in progress	73,962	51,601

	2,061,461	2,073,878
Less accumulated depreciation	1,081,198	1,106,925

Net property, plant and equipment ($77,579 and $87,774 related to VIEs)	980,263	966,953

OTHER ASSETS
Marketable securities, noncurrent	343,644	275,402
Goodwill	112,952	114,107
Investments	189,805	198,186
Deferred taxes	201,004	139,773
Deferred compensation trusts	405,022	388,408
Other ($24,003 and $25,013 related to VIEs)	203,692	237,338

Total other assets	1,456,119	1,353,214

TOTAL ASSETS	$8,194,429	$8,323,850

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($213,837 and $311,892 related to VIEs)	$1,422,084	$1,641,109
Convertible senior notes and other borrowings	28,742	29,839
Advance billings on contracts ($151,321 and $327,820 related to VIEs)	569,418	743,524
Accrued salaries, wages and benefits ($51,749 and $64,064 related to VIEs)	725,586	753,452
Other accrued liabilities ($21,709 and $25,517 related to VIEs)	585,023	239,236

Total current liabilities	3,330,853	3,407,160

LONG-TERM DEBT DUE AFTER ONE YEAR	991,685	496,604
NONCURRENT LIABILITIES	648,061	539,263
CONTINGENCIES AND COMMITMENTS
EQUITY
Shareholders' equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 148,633,640 and 161,287,818 shares in 2014 and 2013, respectively	1,486	1,613
Additional paid-in capital	—	12,911
Accumulated other comprehensive loss	(484,212)	(298,201)
Retained earnings	3,593,597	4,040,664

Total shareholders' equity	3,110,871	3,756,987
Noncontrolling interests	112,959	123,836

Total equity	3,223,830	3,880,823

TOTAL LIABILITIES AND EQUITY	$8,194,429	$8,323,850

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$647,543	$823,026	$571,067
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Loss from discontinued operations, net of taxes	204,551	—	—
Depreciation of fixed assets	191,701	206,331	210,441
Amortization of intangibles	893	767	1,940
Loss (gain) on sale of equity method investments	2,158	(2,370)	(42,856)
(Earnings) loss from equity method investments, net of distributions	1,295	15,030	9,157
Gain on sale of property, plant and equipment	(33,878)	(24,509)	(24,607)
Impairment of long-lived assets	—	5,406	10,434
Restricted stock and stock option amortization	48,232	42,909	37,400
Deferred compensation trust	(16,614)	(55,504)	(29,887)
Deferred compensation obligation	14,755	56,550	35,961
Statute expirations and tax settlements	(19,331)	—	(13,152)
Deferred taxes	62,084	(29,708)	77,444
Excess tax benefit from stock-based plans	(4,089)	(6,668)	(4,356)
Net retirement plan accrual (contributions)	(40,093)	10,586	(46,877)
Changes in operating assets and liabilities	(408,861)	(261,596)	(195,510)
Cash outflows from discontinued operations	(8,058)	—	—
Other items	286	8,656	7,172

Cash provided by operating activities	642,574	788,906	603,771

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(410,508)	(492,633)	(922,024)
Proceeds from the sales and maturities of marketable securities	419,398	482,376	1,065,312
Capital expenditures	(324,704)	(288,487)	(254,747)
Proceeds from disposal of property, plant and equipment	105,872	74,028	102,379
Proceeds from sales of equity and cost method investments	44,000	3,005	55,136
Investments in partnerships and joint ventures	(38,687)	(27,057)	(30,782)
Consolidation of a variable interest entity	—	24,675	—
Acquisitions	—	(23,075)	(19,337)
Other items	5,514	12,558	(9,677)

Cash utilized by investing activities	(199,115)	(234,610)	(13,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(906,083)	(200,052)	(389,233)
Dividends paid	(126,218)	(78,716)	(128,650)
Proceeds from issuance of 3.5% Senior Notes	494,595	—	—
Debt and credit facility issuance costs	(7,685)	—	(3,241)
Repayment of 5.625% Municipal Bonds	—	(17,795)	—
Repayment of convertible debt and notes payable	(74)	(8,640)	(7,514)
Distributions paid to noncontrolling interests	(138,041)	(124,853)	(100,623)
Capital contributions by noncontrolling interests	3,336	1,697	2,665
Taxes paid on vested restricted stock	(11,475)	(11,404)	(11,744)
Stock options exercised	24,189	52,838	11,592
Excess tax benefit from stock-based plans	4,089	6,668	4,356
Other items	(3,049)	10,688	5,766

Cash utilized by financing activities	(666,416)	(369,569)	(616,626)

Effect of exchange rate changes on cash	(67,500)	(55,686)	19,725

Increase (decrease) in cash and cash equivalents	(290,457)	129,041	(6,870)
Cash and cash equivalents at beginning of year	2,283,582	2,154,541	2,161,411

Cash and cash equivalents at end of year	$1,993,125	$2,283,582	$2,154,541

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
(in thousands, except per share amounts)					Retained Earnings		Noncontrolling Interests	Total Equity
	Shares	Amount

BALANCE AS OF DECEMBER 31, 2011	168,979	$1,690	$2,574	$(199,292)	$3,590,553	$3,395,525	$64,381	$3,459,906

Net earnings				—	456,330	456,330	114,737	571,067
Other comprehensive loss				(58,558)	—	(58,558)	(948)	(59,506)
Dividends ($0.64 per share)				—	(107,522)	(107,522)	—	(107,522)
Distributions to noncontrolling interests				—	—	—	(100,623)	(100,623)
Partner contributions in noncontrolling interests				—	—	—	2,665	2,665
Acquisition and other noncontrolling interest transactions			(2,673)	—	—	(2,673)	5,587	2,914
Stock-based plan activity	771	9	47,412	—	—	47,421	—	47,421
Repurchase of common stock	(7,409)	(75)	(47,318)	—	(341,840)	(389,233)	—	(389,233)
Debt conversions	19	—	5	—	—	5	—	5

BALANCE AS OF DECEMBER 31, 2012	162,360	$1,624	$—	$(257,850)	$3,597,521	$3,341,295	$85,799	$3,427,094

Net earnings				—	667,711	667,711	155,315	823,026
Other comprehensive loss				(40,351)	—	(40,351)	(772)	(41,123)
Dividends ($0.64 per share)				—	(104,488)	(104,488)	—	(104,488)
Distributions to noncontrolling interests				—	—	—	(124,853)	(124,853)
Partner contributions in noncontrolling interests				—	—	—	1,697	1,697
Acquisition and other noncontrolling interest transactions			(975)	—	—	(975)	6,650	5,675
Stock-based plan activity	1,518	15	93,832	—	—	93,847	—	93,847
Repurchase of common stock	(2,592)	(26)	(79,946)	—	(120,080)	(200,052)	—	(200,052)
Debt conversions	2	—	—	—	—	—	—	—

BALANCE AS OF DECEMBER 31, 2013	161,288	$1,613	$12,911	$(298,201)	$4,040,664	$3,756,987	$123,836	$3,880,823

Net earnings				—	510,909	510,909	136,634	647,543
Other comprehensive loss				(186,011)	—	(186,011)	(7,309)	(193,320)
Dividends ($0.84 per share)				—	(132,608)	(132,608)	—	(132,608)
Distributions to noncontrolling interests				—	—	—	(138,041)	(138,041)
Partner contributions in noncontrolling interests				—	—	—	3,336	3,336
Acquisition and other noncontrolling interest transactions			751	—	—	751	(5,497)	(4,746)
Stock-based plan activity	675	6	66,919	—	—	66,925	—	66,925
Repurchase of common stock	(13,331)	(133)	(80,581)	—	(825,369)	(906,083)	—	(906,083)
Debt conversions	2	—	—	—	1	1	—	1

BALANCE AS OF DECEMBER 31, 2014	148,634	$1,486	$—	$(484,212)	$3,593,597	$3,110,871	$112,959	$3,223,830

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Major Accounting Policies

    Principles of Consolidation

        The financial statements include the accounts of Fluor Corporation and its subsidiaries ("the company"). The company frequently forms joint ventures or partnerships with unrelated third parties for the execution of single contracts or projects. The company assesses its joint ventures and partnerships at inception to determine if any meet the qualifications of a variable interest entity ("VIE") in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation." If a joint venture or partnership is a VIE and the company is the primary beneficiary, the joint venture or partnership is fully consolidated (see "15. Variable Interest Entities" below). For partnerships and joint ventures in the construction industry, unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The cost and equity methods of accounting are also used, depending on the company's respective ownership interest and amount of influence on the entity, as well as other factors. At times, the company also executes projects through collaborative arrangements for which the company recognizes its relative share of revenue and cost.

        All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2013 and 2012 have been reclassified to conform to the 2014 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this annual report on Form 10-K.

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

    Engineering and Construction Contracts

        The company recognizes engineering and construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of depreciation and amortization. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and equipment, are included in revenue and cost of revenue when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are generally segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. Revenue recognized in excess of amounts billed is classified as a current asset under contract work in progress. Advances that are payments on account of contract work in progress of $471 million and $544 million as of December 31, 2014 and 2013, respectively, have been deducted from contract work in progress. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under advance billings on contracts. The company anticipates that substantially all incurred cost associated with contract work in progress as of December 31, 2014 will be billed and collected in 2015. The company recognizes revenue, but not profit, for certain significant claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Cost, but not profit, associated with unapproved change orders is accounted for in revenue when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only to the extent that costs associated with the claims or unapproved change orders have been incurred. The company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the company's work on a project. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

    Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Leasehold improvements are amortized over the shorter of their economic lives or the lease terms. Depreciation is calculated using the straight-line method over the following ranges of estimated useful service lives, in years:

	December 31,
			Estimated Useful Service Lives
(cost in thousands)	2014	2013

Buildings	$281,852	$282,842	20 – 40
Building and leasehold improvements	172,789	175,740	6 – 20
Machinery and equipment	1,305,623	1,328,434	2 – 10
Furniture and fixtures	142,961	146,498	2 – 10

    Goodwill and Intangible Assets

        Goodwill is not amortized but is subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. When testing goodwill for impairment quantitatively, the company first compares the fair value of each reporting unit with its

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to measure the amount of potential impairment. In the second step, the company compares the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. During 2014, the company completed its annual goodwill impairment test in the first quarter and quantitatively determined that none of the goodwill was impaired. Goodwill for each of the company's segments is shown in "16. Operations by Business Segment and Geographical Area."

        The company had intangible assets with a carrying value of $23 million and $24 million as of December 31, 2014 and 2013, respectively. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. Interim testing for impairment is also performed if indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. As of December 31, 2014, none of the company's intangible assets with indefinite lives were impaired. Intangible assets with finite lives are amortized on a straight-line basis over the useful lives of those assets, ranging from one year to ten years.

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

    Derivatives and Hedging

        The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility, may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally implements a hedging strategy utilizing derivative instruments as hedging instruments to mitigate the risk. These hedging instruments are designated as either fair value or cash flow hedges in accordance with ASC 815, "Derivatives and Hedging." The company formally documents its

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the hedging instruments are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all hedging instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the hedging instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the hedging instrument's gain or loss due to changes in fair value is recorded as a component of accumulated other comprehensive income (loss) ("AOCI") and is reclassified into earnings when the hedged item settles. Any ineffective portion of a hedging instrument's change in fair value is immediately recognized in earnings. The company does not enter into derivative instruments for speculative purposes.

        Under ASC 815, in certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. As of December 31, 2014, 2013 and 2012, the company had no significant embedded derivatives in any of its contracts.

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

    Stock-Based Plans

        The company applies the provisions of ASC 718, "Compensation — Stock Compensation," in its accounting and reporting for stock-based compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All unvested options outstanding under the company's option plans have grant prices equal to the market price of the company's stock on the dates of grant. Compensation cost for restricted stock and restricted stock units is determined based on the fair market value of the company's stock at the date of grant. Compensation cost for stock appreciation rights is determined based on the change in the fair market value of the company's stock during the period. Stock-based compensation expense is generally

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized over the required service period, or over a shorter period when employee retirement eligibility is a factor. Certain awards that may be settled in cash or company stock are classified as liabilities and remeasured at fair value at the end of each reporting period until the awards are settled.

    Other Comprehensive Income (Loss)

        ASC 220, "Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The company reports the cumulative foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and derivative contracts, ownership share of equity method investees' other comprehensive income (loss), and adjustments related to defined benefit pension and postretirement plans, as components of accumulated other comprehensive income (loss).

        The tax effects of the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2014			2013			2012
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Other comprehensive income (loss):
Foreign currency translation adjustment	$(197,361)	$71,552	$(125,809)	$(74,538)	$27,637	$(46,901)	$47,780	$(18,077)	$29,703
Ownership share of equity method investees' other comprehensive income	5,892	(4,054)	1,838	13,117	(2,372)	10,745	1,487	(924)	563
Defined benefit pension and postretirement plan adjustments	(106,957)	40,109	(66,848)	(8,917)	3,344	(5,573)	(145,848)	54,693	(91,155)
Unrealized gain (loss) on derivative contracts	(2,837)	773	(2,064)	2,171	(787)	1,384	2,369	(1,071)	1,298
Unrealized gain (loss) on available-for-sale securities	(700)	263	(437)	(1,244)	466	(778)	135	(50)	85

Total other comprehensive loss	(301,963)	108, 643	(193,320)	(69,411)	28,288	(41,123)	(94,077)	34,571	(59,506)
Less: Other comprehensive loss attributable to noncontrolling interests	(7,309)	—	(7,309)	(772)	—	(772)	(948)	—	(948)

Other comprehensive loss attributable to Fluor Corporation	$(294,654)	$108,643	$(186,011)	$(68,639)	$28,288	$(40,351)	$(93,129)	$34,571	$(58,558)

        In the first quarter of 2013, the company adopted Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires an entity to disclose additional information about reclassification adjustments, including (a) changes in AOCI balances by component and (b) significant items reclassified out of AOCI.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The changes in AOCI balances by component (after-tax) for the year ended December 31, 2014 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net

Attributable to Fluor Corporation:
Balance as of December 31, 2013	$(164)	$(32,274)	$(258,297)	$(7,642)	$176	$(298,201)
Other comprehensive loss before reclassifications	(119,252)	(7,958)	(74,924)	(2,151)	(349)	(204,634)
Amount reclassified from AOCI	—	9,796	8,076	839	(88)	18,623

Net other comprehensive income (loss)	(119,252)	1,838	(66,848)	(1,312)	(437)	(186,011)

Balance as of December 31, 2014	$(119,416)	$(30,436)	$(325,145)	$(8,954)	$(261)	$(484,212)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2013	$7,885	$—	$—	$67	$—	$7,952
Other comprehensive loss before reclassifications	(6,557)	—	—	(795)	—	(7,352)
Amount reclassified from AOCI	—	—	—	43		43

Net other comprehensive loss	(6,557)	—	—	(752)	—	(7,309)

Balance as of December 31, 2014	$1,328	$—	$—	$(685)	$—	$643

        The changes in AOCI balances by component (after-tax) for the year ended December 31, 2013 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net

Attributable to Fluor Corporation:
Balance as of December 31, 2012	$45,899	$(43,019)	$(252,724)	$(8,960)	$954	$(257,850)
Other comprehensive income (loss) before reclassifications	(46,063)	10,745	(13,655)	(2,536)	(652)	(52,161)
Amount reclassified from AOCI	—	—	8,082	3,854	(126)	11,810

Net other comprehensive income (loss)	(46,063)	10,745	(5,573)	1,318	(778)	(40,351)

Balance as of December 31, 2013	$(164)	$(32,274)	$(258,297)	$(7,642)	$176	$(298,201)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2012	$8,723	$—	$—	$1	$—	$8,724
Other comprehensive income (loss) before reclassifications	(838)	—	—	62	—	(776)
Amount reclassified from AOCI	—	—	—	4		4

Net other comprehensive income (loss)	(838)	—	—	66	—	(772)

Balance as of December 31, 2013	$7,885	$—	$—	$67	$—	$7,952

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The changes in AOCI balances by component (after-tax) attributable to Fluor Corporation for the year ended December 31, 2012 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss, Net

Balance as of December 31, 2011	$15,770	$(43,582)	$(161,569)	$(10,780)	$869	$(199,292)
Current-period other comprehensive income (loss)	30,129	563	(91,155)	1,820	85	(58,558)

Balance as of December 31, 2012	$45,899	$(43,019)	$(252,724)	$(8,960)	$954	$(257,850)

        During 2014 and 2013, functional currency exchange rates for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses. During 2012, functional currency exchange rates for most of the company's international operations strengthened against the U.S. dollar, resulting in unrealized translation gains.

        The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statement of Earnings are as follows:

		Year Ended December 31,
	Location in Consolidated Statements of Earnings
(in thousands)		2014	2013

Component of AOCI:
Ownership share of equity method investees' other comprehensive loss	Total cost of revenue	$(15,662)	$—
Income tax benefit	Income tax expense	5,866	—

Net of tax		$(9,796)	$—

Defined benefit pension plan adjustments	Various accounts(1)	$(12,922)	$(12,931)
Income tax benefit	Income tax expense	4,846	4,849

Net of tax		$(8,076)	$(8,082)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Total cost of revenue	$255	$(4,502)
Interest rate contracts	Interest expense	(1,678)	(1,678)
Income tax benefit (net)	Income tax expense	541	2,322

Net of tax:		(882)	(3,858)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(43)	(4)

Net of tax and noncontrolling interests		$(839)	$(3,854)

Unrealized gain on available-for-sale securities	Corporate general and administrative expense	$140	$202
Income tax expense	Income tax expense	(52)	(76)

Net of tax		$88	$126

(1)
Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Recent Accounting Pronouncements

        In January 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." Under this ASU, an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. ASU 2015-01 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Upon adoption, the company may elect prospective or retrospective application. Management does not expect the adoption of ASU 2015-01 to have a material impact on the company's financial position, results of operations or cash flows.

        In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and subsequent interim reporting periods. The adoption of ASU 2014-15 will not have any impact on the company's financial position, results of operations or cash flows.

        In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period." This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015. Management does not expect the adoption of ASU 2014-12 to have a material impact on the company's financial position, results of operations or cash flows.

        In June 2014, the FASB issued ASU 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures," which makes limited amendments to the guidance in Accounting Standards Codification ("ASC") 860, "Transfers and Servicing," on accounting for certain repurchase agreements ("repos"). The ASU (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements); (2) eliminates accounting guidance on linked repurchase financing transactions; and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions and repurchase-to-maturity transactions) accounted for as secured borrowings. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. Management does not expect the adoption of ASU 2014-11 to have a material impact on the company's financial position, results of operations or cash flows.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting, how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016 and can be applied either retrospectively to each prior period presented or as a

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cumulative-effect adjustment as of the date of adoption. Management is currently evaluating the impact of adopting ASU 2014-09 on the company's financial position, results of operations and cash flows.

        In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components of an entity that represent a strategic shift that has or will have a major impact on an entity's operations or financial results. ASU 2014-08 also expands the scope of ASC 205-20, "Discontinued Operations," to disposals of equity method investments and acquired businesses held for sale. This ASU is effective prospectively for all disposals or classifications as held for sale that occur in interim and annual reporting periods beginning after December 15, 2014. Management does not expect the adoption of ASU 2014-08 to have a material impact on the company's financial position, results of operations or cash flows.

        In January 2014, the FASB issued ASU 2014-05, "Service Concession Arrangements." This ASU clarifies that, unless certain circumstances are met, operating entities should not account for certain concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. Management does not expect the adoption of ASU 2014-05 to have a material impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2014, the company adopted ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU clarifies the financial statement presentation of unrecognized tax benefits in certain circumstances. The adoption of ASU 2013-11 did not have an impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2014, the company adopted ASU 2013-07, "Liquidation Basis of Accounting," which clarifies when an entity should apply the liquidation basis of accounting. In addition, ASU 2013-07 provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The adoption of ASU 2013-07 did not have an impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2014, the company adopted ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." The objective of ASU 2013-05 is to resolve a practice diversity in circumstances where reporting entities release cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The adoption of ASU 2013-05 did not have an impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2014, the company adopted ASU 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date," which addresses the recognition, measurement and disclosure of certain obligations including debt arrangements, other contractual obligations and settled litigation and judicial rulings. The adoption of ASU 2013-04 did not have an impact on the company's financial position, results of operations or cash flows.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Discontinued Operations

        During 2014, the company recorded an after-tax loss from discontinued operations of $205 million in connection with the reassessment of estimated loss contingencies related to the previously divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri. The tax effect associated with this loss was $112 million. See "14. Contingencies and Commitments" for further discussion of this matter.

3.     Consolidated Statement of Cash Flows

        The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows are comprised of:

	Year Ended December 31,
(in thousands)	2014	2013	2012

(Increase) decrease in:
Accounts and notes receivable, net	$(336,109)	$(98,744)	$23,680
Contract work in progress	50,570	101,158	29,669
Other current assets	28,482	102,417	(111,311)
Other assets	44,580	(26,204)	(65,418)
Increase (decrease) in:
Trade accounts payable	(153,515)	(274,418)	195,147
Advance billings on contracts	(63,594)	(29,043)	(237,497)
Accrued liabilities	31,697	(83,613)	28,993
Other liabilities	(10,972)	46,851	(58,773)

Decrease in cash due to changes in operating assets and liabilities	$(408,861)	$(261,596)	$(195,510)

Cash paid during the year for:
Interest	$23,509	$22,585	$24,244
Income taxes (net of refunds)	228,471	268,889	294,214

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Income Taxes

        The income tax expense (benefit) included in the Consolidated Statement of Earnings from continuing operations is as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012

Current:
Federal	$126,490	$200,608	$(133,312)
Foreign	151,240	168,894	226,110
State and local	13,001	14,779	(7,804)

Total current	290,731	384,281	84,994

Deferred:
Federal	74,037	(29,873)	87,723
Foreign	(10,353)	2,054	(16,645)
State and local	(1,600)	(1,889)	6,366

Total deferred	62,084	(29,708)	77,444

Total income tax expense	$352,815	$354,573	$162,438

        A reconciliation of U.S. statutory federal income tax expense to income tax expense is as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012

U.S. statutory federal tax expense	$421,718	$412,159	$256,727
Increase (decrease) in taxes resulting from:
State and local income taxes	7,670	7,802	1,727
Other permanent items, net	(9,378)	(17,517)	(4,849)
Noncontrolling interests	(47,822)	(54,359)	(39,600)
Foreign losses, net	27,660	(18,568)	(84,366)
Valuation allowance, net	(36,523)	15,305	85,541
Statute expirations and tax authority settlements	(19,331)	—	(13,152)
Other changes to unrecognized tax positions	5,574	9,261	(29,740)
Other, net	3,247	490	(9,850)

Total income tax expense	$352,815	$354,573	$162,438

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2014	2013

Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$53,672	$54,723
Employee time-off accrual	92,901	94,213
Project and non-project reserves	27,520	24,753
Accrual for discontinued operations	110,714	—
Workers' compensation insurance accruals	13,122	14,400
Tax basis of investments in excess of book basis	4,264	4,957
Revenue recognition	36,890	36,180
Net operating loss carryforward	236,138	266,664
Unrealized currency loss	4,161	6,817
Foreign tax credits	—	30,705
Other comprehensive loss	288,494	179,228
Other	39,552	21,274

Total deferred tax assets	907,428	733,914
Valuation allowance for deferred tax assets	(208,905)	(245,428)

Deferred tax assets, net	$698,523	$488,486

Deferred tax liabilities:
Book basis of property, equipment and other capital costs in excess of tax basis	(53,750)	(36,169)
Residual U.S. tax on unremitted non-U.S. earnings	(85,669)	(50,569)
Other	(17,877)	(16,179)

Total deferred tax liabilities	(157,296)	(102,917)

Deferred tax assets, net of deferred tax liabilities	$541,227	$385,569

        The company had non-U.S. net operating loss carryforwards, related to various jurisdictions, of approximately $1.0 billion as of December 31, 2014. Of the total losses, $977 million can be carried forward indefinitely and $48 million will begin to expire in various jurisdictions starting in 2015.

        The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowance for 2014 and 2013 is primarily due to the deferred tax assets established for certain net operating loss carryforwards and certain reserves on investments. The net decrease in the valuation allowance during 2014 was primarily due to realization of deferred tax assets as a result of utilization of net operating losses carryforwards in the current year.

        The company conducts business globally and, as a result, the company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the United Kingdom and the United States. Although the company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unfavorably. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2008.

        During 2014, the company concluded an audit with the U.S. Internal Revenue Service ("IRS") for tax years 2006 through 2008. This resulted in a net reduction in tax expense of $19 million. During 2012, the company reached an agreement on certain issues with the IRS on a tax audit for tax years 2003 through 2005, which resulted in a net reduction in tax expense of $13 million.

        The unrecognized tax benefits as of December 31, 2014 and 2013 were $34 million and $54 million, of which $25 million and $40 million, if recognized, would have favorably impacted the effective tax rates at the end of 2014 and 2013, respectively. The company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

(in thousands)	2014	2013

Balance at beginning of year	$54,054	$47,043
Change in tax positions of prior years	6,727	1,015
Change in tax positions of current year	3,600	7,397
Reduction in tax positions for statute expirations	(2,275)	(1,401)
Reduction in tax positions for audit settlements	(28,134)	—

Balance at end of year	$33,972	$54,054

        The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The company has $7 million in interest and penalties accrued as of both December 31, 2014 and 2013.

        U.S. and foreign earnings from continuing operations before taxes are as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012

United States	$332,497	$303,070	$279,890
Foreign	872,412	874,529	453,615

Total	$1,204,909	$1,177,599	$733,505

        Earnings from continuing operations before taxes in the United States increased in 2014 compared to 2013 primarily due to higher contributions from the Oil & Gas segment. Earnings from continuing operations before taxes in foreign jurisdictions decreased modestly in 2014 compared to 2013 primarily due to lower contributions from the mining and metals business line of the Industrial & Infrastructure segment. Earnings from continuing operations before taxes in the United States increased in 2013 compared to 2012 principally due to improved performance in the Oil & Gas segment. Earnings from continuing operations before taxes in foreign jurisdictions increased in 2013 compared to 2012 because the prior year results included a pre-tax charge of an unexpected adverse decision in the arbitration proceedings related to the company's claim for additional compensation for the now completed Greater Gabbard Project.

5.     Retirement Benefits

        The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees worldwide. Domestic and international defined contribution retirement plans are available to eligible salaried and craft employees. Contributions to

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

defined contribution retirement plans are based on a percentage of the employee's eligible compensation. The company recognized expense of $150 million, $151 million and $144 million associated with contributions to its defined contribution retirement plans during 2014, 2013 and 2012, respectively. Certain defined benefit pension plans are available to eligible international salaried employees. A defined benefit pension plan was previously available to U.S. salaried and craft employees; however, the U.S. defined benefit pension plan (the "U.S. plan") was terminated on December 31, 2014 (see further discussion below). Contributions to defined benefit pension plans are at least the minimum amounts required by applicable regulations. Benefit payments under these plans are generally based upon length of service and/or a percentage of qualifying compensation.

        The company's Board of Directors previously approved amendments to freeze the accrual of future service-related benefits for salaried participants of the U.S. plan as of December 31, 2011 and craft participants of the U.S. plan as of December 31, 2013. During the fourth quarter of 2014, the company's Board of Directors approved an amendment to terminate the U.S. plan effective December 31, 2014. The U.S. plan is expected to be settled in late 2015, subject to regulatory approval. The company's ultimate settlement obligation will depend upon both the nature and timing of participant settlements and prevailing market conditions. Upon settlement, the company expects to recognize additional expense, consisting of unrecognized actuarial losses included in AOCI that totaled approximately $274 million as of December 31, 2014, adjusted for the difference between the ultimate settlement obligation and the company's accrued pension liability, which could be significant. The company does not expect the settlement of the plan obligations to have a material impact on its cash position.

        The company's defined benefit pension plan in the Netherlands was closed to new participants on December 31, 2013. This change did not have a material impact on the pension obligation or the accumulated other comprehensive income balance of the plan. The company previously approved an amendment to freeze the accrual of future service-related benefits for eligible participants of the U.K. pension plan as of April 1, 2011.

        Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans included the following components:

	U.S. Pension Plan			Non-U.S. Pension Plans
	Year Ended December 31,			Year Ended December 31,
(in thousands)	2014	2013	2012	2014	2013	2012

Service cost	$3,800	$6,453	$5,957	$16,217	$15,390	$7,723
Interest cost	31,675	29,100	33,293	34,536	32,176	32,630
Expected return on assets	(30,105)	(30,975)	(35,322)	(48,077)	(46,420)	(41,949)
Amortization of prior service cost/(credits)	750	103	(114)	—	—	—
Recognized net actuarial loss	4,435	6,039	4,279	7,738	6,788	1,663
(Gain on curtailment)/loss on settlement	—	(309)	—	—	—	—

Net periodic pension expense	$10,555	$10,411	$8,093	$10,414	$7,934	$67

        The ranges of assumptions indicated below cover defined benefit pension plans in the United States, the Netherlands, the United Kingdom, Australia and the Philippines and are based on the economic environment in each host country at the end of each respective annual reporting period. The discount rate for the U.S. plan was determined based on assumptions which reflect the intended settlement of the plan in 2015. Benefits that are assumed to be settled as lump-sum payments to plan participants were estimated using interest rates prescribed by law. Benefits that are assumed to be settled through an annuity purchase

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were estimated using a blend of U.S. Treasury and high-quality corporate bond discount rates. The discount rates for the non-U.S. defined benefit pension plans were determined primarily based on a hypothetical yield curve developed from the yields on high quality corporate and government bonds with durations consistent with the pension obligations in those countries. The expected long-term rate of return on asset assumptions utilizing historical returns, correlations and investment manager forecasts are established for each major asset category including public U.S. and international equities, U.S. private equities and debt securities.

	U.S. Pension Plan			Non-U.S. Pension Plans
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012

For determining projected benefit obligation at year-end:
Discount rates	1.95%	4.95%	4.05%	2.20-5.00%	3.55-5.50%	3.60-6.00%
Rates of increase in compensation levels	N/A	N/A	N/A	2.25-8.00%	2.25-9.00%	2.25-9.00%
For determining net periodic cost for the year:
Discount rates	4.95%	4.05%	5.05%	3.55-5.50%	3.60-6.00%	3.75-6.75%
Rates of increase in compensation levels	N/A	N/A	N/A	2.25-9.00%	2.25-9.00%	2.25-9.00%
Expected long-term rates of return on assets	4.55%	4.25%	5.25%	4.75-7.00%	5.00-7.00%	5.00-7.00%

        The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, the company expects to contribute up to $100 million in 2015, which is expected to be in excess of the minimum funding required and includes estimated additional funding to settle the U.S. plan. If the discount rates were reduced by 25 basis points, plan liabilities for the U.S. and non-U.S. plans would increase by approximately $17 million and $54 million, respectively.

        The following table sets forth the target allocations and the weighted average actual allocations of plan assets:

		U.S. Plan Assets December 31,			Non-U.S. Plan Assets December 31,

	Target Allocation	2014	2013	Target Allocation	2014	2013

Asset category:
Debt securities	95% - 100%	93%	94%	65% - 75%	71%	63%
Equity securities	0% - 5%	2%	5%	20% - 30%	25%	32%
Other	0% - 5%	5%	1%	0% - 10%	4%	5%

Total		100%	100%		100%	100%

        The company's investment strategy is to maintain asset allocations that appropriately address risk within the context of seeking adequate returns. Investment allocations are determined by each plan's investment committee and/or trustees. In the case of certain non-U.S. plans, asset allocations may be affected by local regulations. Long-term allocation guidelines are set and expressed in terms of a target

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

range allocation for each asset class to provide portfolio management flexibility. Short-term deviations from these allocations may exist from time to time for tactical investment or strategic implementation purposes.

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

        Debt securities are comprised of corporate bonds, government securities and common or collective trusts, with underlying investments in corporate bonds, government and asset backed securities and interest rate swaps. Corporate bonds primarily consist of investment-grade rated bonds and notes, of which no significant concentration exists in any one rating category or industry. Government securities include U.S. and international government bonds, some of which are inflation-indexed. Corporate bonds and government securities are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets. As of December 31, 2013, the investments in corporate bonds and government securities held by the U.S. plan were primarily concentrated in U.S. issuers. As of December 31, 2014, debt securities held by the U.S. plan consisted entirely of common or collective trusts, with underlying investments in corporate bonds and government securities.

        Equity securities are diversified across various industries and are comprised of common and preferred stocks of U.S. and international companies, common or collective trusts with underlying investments in common and preferred stocks and limited partnerships. Publicly traded corporate equity securities are valued based on the last trade or official close of an active market or exchange on the last business day of the plan's year. Securities not traded on the last business day are valued at the last reported bid price. As of December 31, 2014 and 2013, direct investments in equity securities, excluding common or collective trusts, were concentrated primarily in international securities held by the company's non-U.S. pension plans. Limited partnerships are valued at the plan's proportionate share of the estimated fair value of the underlying net assets as determined by the general partners. The limited partnerships are classified as Level 3 investments, as defined below.

        Other is primarily comprised of common or collective trusts, short-term investment funds, foreign currency contracts and obligations to return collateral under securities lending arrangements. Common or collective trusts hold underlying investments in commodities, foreign currency contracts and real estate. Common or collective trusts with underlying investments in real estate are classified as Level 3 investments. The estimated fair value of foreign currency contracts is determined from broker quotes. The estimated fair value of obligations to return collateral under securities lending arrangements are determined based on the last traded price of the underlying securities held as collateral.

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

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the plan assets and liabilities of the company's U.S. and non-U.S. defined benefit pension plans that are measured at fair value on a recurring basis as of December 31, 2014 and 2013:

U.S. Pension Plan

	December 31, 2014				December 31, 2013
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Equity securities:
Common stock	$19	$19	$—	$—	$—	$—	$—	$—
Common or collective trusts	—	—	—	—	17,068	—	17,068	—
Limited Partnerships	12,393	—	—	12,393	17,546	—	—	17,546
Debt securities:
Common or collective trusts	698,193	—	698,193	—	202,575	—	202,575	—
Corporate bonds	—	—	—	—	397,524	—	397,524	—
Government securities	—	—	—	—	69,562	—	69,562	—
Other:
Common or collective trusts — money market funds	40,640	—	40,640	—	3,644	—	3,644	—
Other assets	—	—	—	—	4,374	—	4,374	—
Liabilities:
Foreign currency contracts and other	—	—	—	—	(4,338)	—	(4,338)	—

Plan assets measured at fair value, net	$751,245	$19	$738,833	$12,393	$707,955	$—	$690,409	$17,546
Plan assets not measured at fair value, net	23				775

Total plan assets, net	$751,268				$708,730

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-U.S. Pension Plans

	December 31, 2014				December 31, 2013
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Equity securities:
Common and preferred stock	$54,890	$54,890	$—	$—	$71,567	$71,567	$—	$—
Common or collective trusts	200,701	—	200,701	—	228,608	—	228,608	—
Debt securities:
Common or collective trusts	378,569	—	378,569	—	321,086	—	321,086	—
Corporate bonds	149,152	—	149,152	—	107,658	—	107,658	—
Government securities	195,305	—	195,305	—	160,586	—	160,586	—
Other:
Common or collective trusts	37,092	—	30,441	6,651	48,409	—	40,667	7,742
Other assets	13,006	—	13,006	—	2,634	—	2,634	—
Liabilities:
Foreign currency contracts and other	(11,038)	—	(11,038)	—	(3,979)	—	(3,979)	—

Plan assets measured at fair value, net	$1,017,677	$54,890	$956,136	$6,651	$936,569	$71,567	$857,260	$7,742
Plan assets not measured at fair value, net	14,456				9,268

Total plan assets, net	$1,032,133				$945,837

        The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	U.S. Pension Plan		Non-U.S. Pension Plans
(in thousands)	2014	2013	2014	2013

Balance at beginning of year	$17,546	$17,630	$7,742	$7,800
Actual return on plan assets:
Assets still held at reporting date	(2,454)	418	(886)	(58)
Assets sold during the period	124	357	3	—
Purchases	—	—	—	—
Sales	(2,823)	(859)	(208)	—
Settlements	—	—	—	—

Balance at end of year	$12,393	$17,546	$6,651	$7,742

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents expected benefit payments for the U.S. and non-U.S. defined benefit pension plans:

(in thousands)	U.S. Pension Plan		Non-U.S. Pension Plans

Year Ended December 31,
2015	$820,586	(1)	$26,497
2016	—		27,250
2017	—		28,914
2018	—		29,443
2019	—		31,706
2020 — 2024	—		177,582

(1)
The majority of the benefit payments for the U.S. plan are expected to occur at settlement and to be funded from plan assets, which totaled $751 million as of December 31, 2014.

        Measurement dates for the company's U.S. and non-U.S. defined benefit pension plans are December 31. The following table sets forth the change in projected benefit obligation, plan assets and funded status of the U.S. and non-U.S. plans:

	U.S. Pension Plan		Non-U.S. Pension Plans
	December 31,		December 31,
(in thousands)	2014	2013	2014	2013

Change in projected benefit obligation
Benefit obligation at beginning of year	$686,977	$756,976	$908,530	$826,466
Service cost	3,800	6,453	16,217	15,390
Interest cost	31,675	29,100	34,536	32,176
Employee contributions	—	—	4,448	3,832
Currency translation	—	—	(110,188)	25,885
Actuarial (gain) loss	146,643	(59,990)	196,021	29,510
Plan amendments	2,236	6,367	(17,921)	—
Benefits paid	(52,199)	(48,204)	(26,505)	(24,729)
Curtailments	—	—	—	—
Other	(3,764)	(3,725)	—	—

Projected benefit obligation at end of year	815,368	686,977	1,005,138	908,530

Change in plan assets
Plan assets at beginning of year	708,730	767,296	945,837	886,141
Actual return on plan assets	62,501	(6,637)	191,929	40,508
Company contributions	36,000	—	26,816	13,133
Employee contributions	—	—	4,448	3,832
Currency translation	—	—	(110,392)	26,952
Benefits paid	(52,199)	(48,204)	(26,505)	(24,729)
Other	(3,764)	(3,725)	—	—

Plan assets at end of year	751,268	708,730	1,032,133	945,837

(Under)/overfunded amounts	$(64,100)	$21,753	$26,995	$37,307

Amounts recognized in the Consolidated Balance Sheet
Pension assets included in other assets	$—	$21,753	$82,820	$58,849
Pension liabilities included in noncurrent liabilities	(64,100)	—	(55,825)	(21,542)
Accumulated other comprehensive loss (pre-tax)	$273,832	$162,534	$250,399	$252,995

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2015, approximately $10 million for the U.S. plan and $7 million for the non-U.S. plans of the amount of accumulated other comprehensive loss shown above is expected to be recognized as components of net periodic pension expense, excluding any additional expenses that may be recognized in conjunction with the settlement of the U.S. plan.

        For the defined benefit pension plans in the United States, the Netherlands and the Philippines, the projected benefit obligations exceeded the plan assets. In the aggregate, these plans had projected benefit obligations of $1.5 billion and plan assets with a fair value of $1.3 billion.

        The total accumulated benefit obligation for the U.S. and non-U.S. plans as of December 31, 2014 was $815 million and $937 million, respectively. The total accumulated benefit obligation for the U.S. and non-U.S. plans as of December 31, 2013 was $687 million and $853 million, respectively. The accumulated benefit obligation exceeded plan assets for the U.S. plan as of December 31, 2014. Plan assets exceeded the accumulated benefit obligation for each of the company's non-U.S plans as of December 31, 2014 and 2013 and for the U.S. plan as of December 31, 2013.

        In addition to the company's U.S. defined benefit pension plan, the company and certain of its subsidiaries provide health care and life insurance benefits for certain retired U.S. employees. The health care and life insurance plans are generally contributory, with retiree contributions adjusted annually. The accumulated postretirement benefit obligation as of December 31, 2014 and 2013 was determined in accordance with the current terms of the company's health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 7.5 percent in 2015 down to 5 percent in 2025 and beyond. The effect of a one percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation and interest cost by approximately $0.4 million and less than $0.1 million, respectively. The effect of a one percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and interest cost by approximately $0.4 million and less than $0.1 million, respectively.

        Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
(in thousands)	2014	2013	2012

Service cost	$—	$—	$—
Interest cost	388	351	592
Expected return on assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial loss	151	341	640

Net periodic postretirement benefit cost	$539	$692	$1,232

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table sets forth the change in the accumulated postretirement benefit obligation:

	Year Ended December 31,
(in thousands)	2014	2013

Change in accumulated postretirement benefit obligation
Benefit obligation at beginning of year	$12,629	$14,512
Service cost	—	—
Interest cost	388	351
Employee contributions	356	421
Actuarial (gain) loss	(252)	(596)
Benefits paid	(1,811)	(2,059)

Benefit obligation at end of year	$11,310	$12,629

Funded status	$(11,310)	$(12,629)

        Unrecognized net actuarial losses totaling $1 million and $2 million as of December 31, 2014 and 2013, respectively, were classified in accumulated other comprehensive loss. The accumulated postretirement benefit obligation classified in current liabilities was approximately $2 million and $3 million as of December 31, 2014 and 2013, respectively. The remaining balance of the accumulated postretirement benefit obligation was classified in noncurrent liabilities for both years.

        The discount rate used in determining the accumulated postretirement benefit obligation was 3.25 percent as of December 31, 2014 and 3.40 percent as of December 31, 2013. The discount rate used for the accumulated postretirement obligation was determined by discounting the expected future benefit payments using yields based on a portfolio of high quality corporate bonds having maturities that are consistent with the expected timing of future payments to plan participants. Benefit payments, as offset by retiree contributions, are not expected to change significantly in the future.

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy ("DOE") because the company is not responsible for the current or future funded status of these plans.

        In addition to the company's defined benefit pension plans discussed above, the company participates in multiemployer pension plans for its union construction and maintenance craft employees. Contributions are based on the hours worked by employees covered under various collective bargaining agreements. Company contributions to these multiemployer pension plans were $23 million, $19 million and $24 million during 2014, 2013 and 2012, respectively. The company does not have any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants. None of these multiemployer pension plans are individually significant to the company.

6.     Fair Value of Financial Instruments

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

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents(1)	$14,419	$14,419	$—	$—	$50,081	$50,081	$—	$—
Marketable securities, current(2)	80,706	—	80,706	—	111,333	—	111,333	—
Deferred compensation trusts(3)	94,893	94,893	—	—	87,507	87,507	—	—
Marketable securities, noncurrent(4)	343,644	—	343,644	—	275,402	—	275,402	—
Derivative assets(5)
Commodity contracts	561	—	561	—	438	—	438	—
Foreign currency contracts	180	—	180	—	855	—	855	—
Liabilities:
Derivative liabilities(5)
Commodity contracts	$2,290	$—	$2,290	$—	$3	$—	$3	$—
Foreign currency contracts	4,392	—	4,392	—	967	—	967	—

(1)
Consists primarily of registered money market funds valued at fair value. These investments represent the net asset value of the shares of such funds as of the close of business at the end of the period.

(2)
Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities and commercial paper with maturities of less than one year that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

(3)
Consists primarily of registered money market funds and an equity index fund valued at fair value. These investments, which are trading securities, represent the net asset value of the shares of such funds as of the close of business at the end of the period based on the last trade or official close of an active market or exchange.

(4)
Consists of investments in U.S. agency securities, U.S. Treasury securities and corporate debt securities with maturities ranging from one year to three years that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

(5)
See "7. Derivatives and Hedging" for the classification of commodity and foreign currency contracts in the Consolidated Balance Sheet. Commodity and foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

        All of the company's financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of December 31, 2014: money market funds of $14 million, U.S. agency securities of $73 million, U.S. Treasury securities of $107 million and corporate debt securities of $245 million. As of December 31, 2013, available-for-sale securities consisted of money market funds of $50 million, U.S. agency securities of $119 million, U.S. Treasury securities of

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$26 million, corporate debt securities of $235 million and commercial paper of $7 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During 2014, 2013 and 2012, proceeds from sales and maturities of available-for-sale securities were $274 million, $346 million and $523 million, respectively.

        The carrying values and estimated fair values of the company's financial instruments that are not required to be measured at fair value in the Consolidated Balance Sheet are as follows:

		December 31, 2014		December 31, 2013
	Fair Value Hierarchy
(in thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash(1)	Level 1	$1,224,834	$1,224,834	$1,444,656	$1,444,656
Cash equivalents(2)	Level 2	753,872	753,872	788,845	788,845
Marketable securities, current(3)	Level 2	24,425	24,425	74,690	74,690
Notes receivable, including noncurrent portion(4)	Level 3	19,284	19,284	27,602	27,602
Liabilities:
3.375% Senior Notes(5)	Level 2	$497,045	$510,465	$496,604	$484,204
3.5% Senior Notes(5)	Level 2	494,640	498,914	—	—
1.5% Convertible Senior Notes(5)	Level 2	18,324	40,826	18,398	54,027
Other borrowings(6)	Level 2	10,418	10,418	11,441	11,441

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

(5)
The fair value of the 3.375% Senior Notes, 3.5% Senior Notes and 1.5% Convertible Senior Notes are estimated based on quoted market prices for similar issues.

(6)
Other borrowings primarily represent amounts outstanding under a short-term credit facility. The carrying amount of borrowings under this credit facility approximates fair value because of the short-term maturity.

7.     Derivatives and Hedging

        As of December 31, 2014, the company had total gross notional amounts of $235 million of foreign currency contracts and $12 million of commodity contracts outstanding relating to engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. The foreign currency contracts are of varying duration, none of which extend beyond December 2016. The commodity contracts are of varying duration, none of which extend beyond May

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017. The impact to earnings due to hedge ineffectiveness was immaterial for the years ended December 31, 2014, 2013 and 2012.

        The fair values of derivatives designated as hedging instruments under ASC 815 as of December 31, 2014 and 2013 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013

Commodity contracts	Other current assets	$365	$296	Other accrued liabilities	$1,362	$3
Foreign currency contracts	Other current assets	128	855	Other accrued liabilities	3,721	967
Commodity contracts	Other assets	196	142	Noncurrent liabilities	928	—
Foreign currency contracts	Other assets	52	—	Noncurrent liabilities	671	—

Total		$741	$1,293		$6,682	$970

        The pre-tax net gains (losses) recognized in earnings associated with the hedging instruments designated as fair value hedges for the years ended December 31, 2014, 2013 and 2012 were as follows:

Fair Value Hedges (in thousands)	Location of Gain (Loss)	2014	2013	2012

Foreign currency contracts	Corporate general and administrative expense	$(3,322)	$2,885	$(14,236)

        The pre-tax amount of gain (loss) recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the amount of gain (loss) recognized in earnings on the hedged items in the same locations in the Consolidated Statement of Earnings.

        The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges for the years ended December 31, 2014, 2013 and 2012 was as follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI				After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
Cash Flow Hedges (in thousands)	2014	2013	2012	Location of Gain (Loss)	2014	2013	2012

Commodity contracts	$(881)	$265	$1,138	Total cost of revenue	$(59)	$50	$1,859
Foreign currency contracts	(1,270)	(2,801)	2,933	Total cost of revenue	269	(2,855)	1,441
Interest rate contracts	—	—	—	Interest expense	(1,049)	(1,049)	(1,049)

Total	$(2,151)	$(2,536)	$4,071		$(839)	$(3,854)	$2,251

8.     Financing Arrangements

        As of December 31, 2014, the company had a combination of committed and uncommitted lines of credit that totaled $5.3 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. The committed lines of credit consist of a $1.7 billion Revolving Loan and Letter of Credit Facility Agreement and a $1.8 billion Revolving Loan and Letter of Credit Facility Agreement. Both facilities mature in May 2019. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $750 million for the company's subsidiaries. Borrowings under both facilities bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

        Letters of credit are provided in the ordinary course of business primarily to indemnify the company's clients if the company fails to perform its obligations under its contracts. As of December 31, 2014, letters

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of credit and borrowings totaling $1.4 billion were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

        Consolidated debt consisted of the following:

	December 31,
(in thousands)	2014	2013

Current:
1.5% Convertible Senior Notes	$18,324	$18,398
Other borrowings	10,418	11,441
Long-Term:
3.375% Senior Notes	$497,045	$496,604
3.5% Senior Notes	494,640	—

        In November 2014, the company issued $500 million of 3.5% Senior Notes (the "2014 Notes") due December 15, 2024 and received proceeds of $491 million, net of underwriting discounts. Interest on the 2014 Notes is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2015. Prior to September 15, 2024, the company may redeem the 2014 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make whole" premium described in the indenture. On or after September 15, 2024, the company may redeem the 2014 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of purchase.

        In September 2011, the company issued $500 million of 3.375% Senior Notes (the "2011 Notes") due September 15, 2021 and received proceeds of $492 million, net of underwriting discounts. Interest on the 2011 Notes is payable semi-annually on March 15 and September 15 of each year, and began on March 15, 2012. The company may, at any time, redeem the 2011 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make whole" premium described in the indenture.

        For both the 2014 Notes and the 2011 Notes, if a change of control triggering event occurs, as defined by the terms of the respective indentures, the company will be required to offer to purchase the 2014 Notes and the 2011 Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The company is generally not limited under the indentures governing the 2014 Notes and the 2011 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.

        In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the "2004 Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. Interest on the 2004 Notes is payable semi-annually on February 15 and August 15 of each year. The 2004 Notes are convertible into shares of the company's common stock par value $0.01 per share, at a conversion rate of 36.6729 shares per each $1,000 principal amount of the 2004 Notes, subject to adjustment as described in the indenture. The 2004 Notes are convertible during any fiscal quarter if the closing price of the company's common stock for at least 20 trading days in the 30 consecutive trading day-period ending on the last trading day of the previous fiscal quarter is greater than or equal to 130 percent of the conversion price in effect on that 30th trading day (the "trigger price"). The trigger price is currently $35.45, but is subject to adjustment as outlined in the indenture. The trigger price condition was satisfied during the fourth quarter of 2014 and 2013 and the 2004 Notes were therefore classified as short-term debt as of December 31, 2014 and 2013, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Pursuant to the requirements of ASC 260-10, "Earnings per Share," ("EPS") the company includes in the diluted EPS computations, based on the treasury stock method, shares that may be issuable upon conversion of the 2004 Notes. On December 30, 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash, and therefore there is no dilutive impact on EPS unless the average stock price exceeds the conversion price of $27.27. Upon conversion, shares of the company's common stock are issued to satisfy any appreciation between the conversion price and the market price on the date of conversion. During 2014, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,750 shares of the company's common stock. During 2013, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,562 shares of the company's common stock.

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

        Interest expense on the 2004 Notes for the years ended December 31, 2014, 2013 and 2012 includes original coupon interest of $0.3 million for all years. The effective interest rate on the liability component was 4.375 percent through February 15, 2009 at which time the discount on the liability was fully amortized. The if-converted value is $41 million and is in excess of the principal value as of December 31, 2014.

        During the third quarter of 2013, the company established a short-term credit facility to purchase land and construction equipment associated with the equipment operations in the Global Services segment. Outstanding borrowings under the facility were $10 million and $11 million as of December 31, 2014 and 2013, respectively.

        As of December 31, 2014, the company was in compliance with all of the financial covenants related to its debt agreements.

9.     Other Noncurrent Liabilities

        The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The deferrals can earn either market-based fixed or variable rates of return, at the option of the participants. As of December 31, 2014 and 2013, $428 million and $415 million, respectively, of obligations related to these

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plans were included in noncurrent liabilities. To fund these obligations, the company has established non-qualified trusts, which are classified as noncurrent assets. These trusts primarily hold company-owned life insurance policies, reported at cash surrender value, and marketable equity securities, reported at fair value. These trusts were valued at $405 million and $388 million as of December 31, 2014 and 2013, respectively. Periodic changes in value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to obligations included in noncurrent liabilities which are also reflected in earnings.

        The company maintains appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities included $27 million and $28 million as of December 31, 2014 and 2013, respectively, relating to these liabilities. For certain professional liability risks the company's retention amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported because there is insufficient claims history or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.

10.   Stock-Based Plans

        The company's executive stock-based plans provide for grants of nonqualified or incentive stock options, restricted stock awards or units, stock appreciation rights and performance-based Value Driver Incentive ("VDI") units. All executive stock-based plans are administered by the Organization and Compensation Committee of the Board of Directors ("Committee") comprised of outside directors, none of whom are eligible to participate in the executive plans. Recorded compensation cost for stock-based payment arrangements, which is generally recognized on a straight-line basis, totaled $45 million, $54 million and $40 million for the years ended December 31, 2014, 2013 and 2012, respectively, net of recognized tax benefits of $27 million, $32 million and $24 million for the years ended 2014, 2013 and 2012, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes restricted stock, restricted stock unit and stock option activity:

	Restricted Stock or Restricted Stock Units		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share

Outstanding as of December 31, 2011	1,294,615	$44.33	2,899,501	$50.00

Granted	450,668	61.70	688,380	62.18
Expired or canceled	(17,109)	58.35	(45,164)	61.57
Vested/exercised	(657,998)	43.46	(309,692)	37.41

Outstanding as of December 31, 2012	1,070,176	$51.96	3,233,025	$53.64

Granted	482,959	61.62	884,574	61.45
Expired or canceled	(11,104)	62.35	(15,607)	65.46
Vested/exercised	(564,265)	50.65	(1,137,285)	46.53

Outstanding as of December 31, 2013	977,766	$57.36	2,964,707	$58.63

Granted	370,014	79.06	684,486	79.19
Expired or canceled	(30,032)	69.17	(58,215)	73.33
Vested/exercised	(449,227)	57.08	(417,970)	57.67

Outstanding as of December 31, 2014	868,521	$66.35	3,173,008	$62.92

Options exercisable as of December 31, 2014			1,728,445	$57.38

Remaining unvested options outstanding and expected to vest			1,401,226	$69.55

        As of December 31, 2014, there were a maximum of 11,909,687 shares available for future grant under the company's various stock-based plans. Shares available for future grant included shares which may be granted by the Committee as either stock options, on a share-for-share basis, or restricted stock awards, restricted stock units and VDI units on the basis of one share for each 2.25 available shares.

        Restricted stock units and restricted shares issued under the plans provide that shares awarded may not be sold or otherwise transferred until service-based restrictions have lapsed and any performance objectives have been attained as established by the Committee. Restricted stock units are rights to receive shares subject to certain service and performance conditions as established by the Committee. Generally, upon termination of employment, restricted stock units and restricted shares which have not vested are forfeited. For the company's executives, the restricted units granted in 2014, 2013 and 2012 generally vest ratably over three years. For the company's directors, the restricted units and shares granted in 2014, 2013 and 2012 vest or vested on the first anniversary of the grant. For the years 2014, 2013 and 2012, recognized compensation expense of $31 million, $28 million and $25 million, respectively, is included in corporate general and administrative expense related to restricted stock awards and units. The fair value of restricted stock that vested during 2014, 2013 and 2012 was $35 million, $36 million and $38 million, respectively. The balance of unamortized restricted stock expense as of December 31, 2014 was $15 million, which is expected to be recognized over a weighted-average period of 1.3 years.

        Option grant amounts and award dates are established by the Committee. Option grant prices are the fair value of the company's common stock at such date of grant. Options normally extend for 10 years and become exercisable over a vesting period determined by the Committee. The options granted in 2014, 2013

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 2012 vest ratably over three years. The aggregate intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during 2014, 2013 and 2012 was $8 million, $29 million and $7 million, respectively. The balance of unamortized stock option expense as of December 31, 2014 was $6 million, which is expected to be recognized over a weighted-average period of 1.1 years. Expense associated with stock options for the years ended December 31, 2014, 2013 and 2012, which is included in corporate general and administrative expense in the accompanying Consolidated Statement of Earnings, totaled $17 million, $15 million and $13 million, respectively.

        The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	December 31,
	2014	2013

Weighted average grant date fair value	$23.04	$17.22
Expected life of options (in years)	5.8	4.5
Risk-free interest rate	1.8%	0.8%
Expected volatility	31.6%	35.8%
Expected annual dividend per share	$0.84	$0.64

        The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility.

        Information related to options outstanding as of December 31, 2014 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share

$30.46 - $41.77	176,161	4.2	$30.46	176,161	4.2	$30.46
$42.11 - $62.50	1,713,173	6.8	57.50	919,859	6.0	53.93
$68.36 - $80.12	1,283,674	7.1	74.61	632,425	5.1	69.90

	3,173,008	6.8	$62.92	1,728,445	5.4	$57.38

        As of December 31, 2014, options outstanding and options exercisable both had an aggregate intrinsic value of approximately $12 million.

        Performance-based VDI units issued under the plans are based on target award values. The number of units awarded is determined by dividing the applicable target award value by the closing price of the company's common stock on the date of grant. The number of units is adjusted at the end of each performance period based on the achievement of performance criteria. The VDI awards granted in 2014 and 2013 vest after a period of approximately three years. The VDI awards granted in 2012 vest on the first and third anniversaries of the date of grant. The awards may be settled in cash, based on the closing price of the company's common stock on the vesting date, or company stock. In accordance with ASC 718, these awards are classified as liabilities and remeasured at fair value at the end of each reporting period until the awards are settled. Compensation expense of $24 million, $43 million and $26 million related to these awards is included in corporate general and administrative expense in 2014, 2013 and 2012, respectively, of which $21 million was paid in 2014. The balance of unamortized compensation expense associated with VDI units as of December 31, 2014 was $15 million, which is expected to be recognized over a weighted-average period of 1.9 years.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Earnings Per Share

        Basic EPS is calculated by dividing net earnings attributable to Fluor Corporation by the weighted average number of common shares outstanding during the period. Potentially dilutive securities include employee stock options, restricted stock units and shares, VDI units and the 1.5% Convertible Senior Notes (see "8. Financing Arrangements" above for information about the Convertible Senior Notes). Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

        The calculations of the basic and diluted EPS for the years ended December 31, 2014, 2013 and 2012 under the treasury stock method are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012

Amounts attributable to Fluor Corporation:
Earnings from continuing operations	$715,460	$667,711	$456,330
Loss from discontinued operations, net of taxes	(204,551)	—	—

Net earnings	$510,909	$667,711	$456,330

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	157,487	162,566	167,121
Earnings from continuing operations	$4.54	$4.11	$2.73
Loss from discontinued operations, net of taxes	(1.30)	—	—

Net earnings	$3.24	$4.11	$2.73

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	157,487	162,566	167,121
Diluted effect:
Employee stock options, restricted stock units and shares and VDI units	1,719	1,383	1,024
Conversion equivalent of dilutive convertible debt	410	405	346

Weighted average diluted shares outstanding	159,616	164,354	168,491
Earnings from continuing operations	$4.48	$4.06	$2.71
Loss from discontinued operations, net of taxes	(1.28)	—	—

Net earnings	$3.20	$4.06	$2.71

Anti-dilutive securities not included above	769	1,436	1,557

        During the years ended December 31, 2014, 2013 and 2012, the company repurchased and canceled 13,331,402; 2,591,557; and 7,409,200 shares of its common stock, respectively, under its stock repurchase program for $906 million, $200 million, and $389 million, respectively.

12.   Lease Obligations

        Net rental expense amounted to approximately $218 million, $206 million and $181 million in the years ended December 31, 2014, 2013 and 2012, respectively. The company's lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property. Net rental expense in 2014 was higher compared to 2013, primarily due to an increase in rental equipment required to support project execution activities in the Oil & Gas segment. Net rental

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense in 2013 was higher compared to 2012, primarily due to an increase in rental equipment required to support project execution activities in the Industrial & Infrastructure segment.

        The company's obligations for minimum rentals under non-cancelable operating leases are as follows:

Year Ended December 31,	(in thousands)

2015	$48,800
2016	47,100
2017	38,400
2018	28,600
2019	23,200
Thereafter	49,600

13.   Noncontrolling Interests

        The company applies the provisions of ASC 810-10-45, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net earnings attributable to the parent and to the noncontrolling interests, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.

        As required by ASC 810-10-45, the company has separately disclosed on the face of the Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the years ended December 31, 2014, 2013 and 2012, net earnings attributable to noncontrolling interests were $137 million, $155 million and $115 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in all periods presented. Distributions paid to noncontrolling interests were $138 million, $125 million and $101 million for the years ended December 31, 2014, 2013 and 2012, respectively. Capital contributions by noncontrolling interests were $3 million, $2 million and $3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

14.   Contingencies and Commitments

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

        As of December 31, 2014, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In October 2014, the company entered into a settlement agreement with counsel for a number of plaintiffs (including the 16 plaintiffs described above). As a result of the company's updated assessment of the estimated loss contingency related to these matters, the company recorded an after-tax loss from discontinued operations of $205 million during the year ended December 31, 2014. In January 2015, the company paid approximately $300 million pursuant to the settlement agreement. While the company is unable to estimate a range of possible losses in the remaining lawsuits, it does not expect any material charges to result from these cases. In addition, the company will continue to take steps to enforce its rights to indemnification described above for both the settled matters and outstanding claims.

Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $17.7 billion as of December 31, 2014. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of December 31, 2014 and 2013 in accordance with ASC 460, "Guarantees," and the carrying value of the liability was not material.

        Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Matters

        The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Recognized claims against clients amounted to $21 million and $20 million as of December 31, 2014 and 2012, respectively, and are included in contract work in progress in the accompanying Consolidated Balance Sheet. There were no recognized claims against clients as of December 31, 2013.

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

15.   Variable Interest Entities

        In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Such funding is infrequent and is not anticipated to be material. The company accounts for its partnerships and joint ventures in accordance with ASC 810, "Consolidation."

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The cost and equity methods of accounting are also used, depending on the company's respective ownership interest and amount of influence on the entity, as well as other factors. The net carrying value of the unconsolidated VIEs classified under "Investments" and "Other accrued liabilities" in the Consolidated Balance Sheet was a net asset of $107 million and $122 million as of December 31, 2014 and 2013, respectively. Some of the company's VIEs have debt; however, such debt is typically non-recourse in nature. The company's maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of December 31, 2014 for the unconsolidated VIEs were $20 million.

        In some cases, the company is required to consolidate certain VIEs. As of December 31, 2014, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $891 million and $442 million, respectively. As of December 31, 2013, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $731 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

        The company has agreements with certain VIEs to provide financial or performance assurances to clients. See "14. Contingencies and Commitments" for a further discussion of such agreements. Below is a discussion of the company's more significant or unique VIEs and related accounting considerations.

Interstate 95 High-Occupancy Toll ("HOT") Lanes Project

        In August 2012, the company was awarded the $925 million Interstate 95 HOT Lanes Project in Virginia through a public-private partnership between the Virginia Department of Transportation ("VDOT") and 95 Express Lanes, LLC, a joint venture in which the company had a 10 percent interest and Transurban (USA) Inc. had a 90 percent interest. In 2014, the company sold its interest in 95 Express Lanes, LLC to Transurban (USA) Inc.

        VDOT owns and oversees the addition and extension of HOT lanes, interchange improvements and construction of commuter parking lots on 29 miles of I-95 in northern Virginia. As concessionaire, Transurban (USA) Inc. is responsible for developing, designing, financing, constructing, maintaining and operating the improvements and HOT lanes under a 75-year concession agreement. The construction is being financed primarily through grant funding from VDOT, private activity bonds, a non-recourse loan

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from the federal Transportation Infrastructure Finance Innovation Act ("TIFIA"), which is administered by the U.S. Department of Transportation, and equity contributions from the joint venture members.

        The construction of the improvements and HOT lanes is being performed by a construction joint venture in which the company has a 65 percent interest and Lane Construction has a 35 percent interest ("Fluor-Lane 95"). The company has evaluated its interest in Fluor-Lane 95 and has determined that it is the primary beneficiary. Accordingly, the company consolidates the accounts of Fluor-Lane 95. As of December 31, 2014, the company's financial statements included assets of $82 million and liabilities of $64 million for Fluor-Lane 95. As of December 31, 2013, the company's financial statements included assets of $119 million and liabilities of $115 million for Fluor-Lane 95.

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

        The construction of the railways and facilities is being performed through subcontract arrangements by Denver Transit Systems ("DTS") and Denver Transit Constructors ("DTC"), construction joint ventures in which the company has an ownership interest of 50 percent and 40 percent, respectively. The company has determined that DTS and DTC are VIEs for which the company is the primary beneficiary. Therefore, the company consolidates the accounts of DTS and DTC in its financial statements. As of December 31, 2014, the combined carrying values of the assets and liabilities of DTS and DTC were $108 million and $49 million, respectively. As of December 31, 2013, the combined carrying values of the assets and liabilities of DTS and DTC were $150 million and $72 million, respectively. The company has provided certain performance guarantees on behalf of DTS.

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

        The company has evaluated its interest in Fluor SKM and has determined that the company is the primary beneficiary. Accordingly, the company consolidates the accounts of Fluor SKM. For the years ended December 31, 2014, 2013 and 2012, the company's results of operations included revenue of $437 million, $1.8 billion and $3.4 billion, respectively. As of December 31, 2014, the carrying values of the

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets and liabilities of the Fluor SKM joint venture were $24 million and $26 million, respectively. As of December 31, 2013, the carrying values of the assets and liabilities of the Fluor SKM joint venture were $62 million and $83 million, respectively.

16.   Operations by Business Segment and Geographic Area

        The company provides professional services in the fields of engineering, procurement, construction, fabrication and modularization, commissioning and maintenance, as well as project management, on a global basis and serves a diverse set of industries worldwide. The five principal business segments are: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power, as discussed further below.

        The Oil & Gas segment provides design, engineering, procurement, construction and project management services for upstream oil and gas production, liquefied natural gas, downstream refining, offshore production, pipeline, chemicals and petrochemicals markets. The revenue of a single customer and its affiliates of the Oil & Gas segment amounted to 15 percent, 12 percent and 11 percent of the company's consolidated revenue during the year ended December 31, 2014, 2013 and 2012, respectively.

        The Industrial & Infrastructure segment provides design, engineering, procurement, construction, operations and maintenance and project management services to the mining and metals, transportation, life sciences, manufacturing, commercial and institutional, telecommunications, microelectronics and water sectors. The revenue of a single customer and its affiliates of the Industrial & Infrastructure segment amounted to 13 percent of the company's consolidated revenue during the year ended December 31, 2012.

        The Government segment provides engineering, construction, logistics, base and facilities operations and maintenance, contingency response and environmental and nuclear services to the U.S. government and governments abroad. The percentage of the company's consolidated revenue from work performed for various agencies of the U.S. government was 11 percent, 10 percent and 12 percent during the years ended December 31, 2014, 2013 and 2012, respectively.

        The Global Services segment represents a combination of other operating segments that do not meet the ASC 280, "Segment Reporting," requirements for separate disclosure or aggregation. The Global Services segment includes site equipment and tool services, industrial fleet services, fabrication, construction and modularization services and supply chain solutions. In addition, Global Services provides temporary staffing of technical, professional and administrative personnel for projects in all segments.

        The Power segment provides engineering, procurement, construction, program management, start-up and commissioning, operations and maintenance and technical services to the gas fueled, solid fueled, environmental compliance, renewables, nuclear and power services markets. The Power segment includes the operations of NuScale Power, LLC, the Oregon-based designer of small modular nuclear reactors, which is managed as a separate operating segment within the Power segment.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Operating Information by Segment

	Year Ended December 31,
(in millions)	2014	2013	2012

External revenue
Oil & Gas	$11,368.9	$11,519.8	$9,513.9
Industrial & Infrastructure	6,061.7	11,081.7	13,237.8
Government	2,511.9	2,749.1	3,304.7
Global Services	585.0	611.8	679.6
Power	1,004.1	1,389.2	841.1

Total external revenue	$21,531.6	$27,351.6	$27,577.1

Segment profit (loss)
Oil & Gas	$673.4	$441.1	$334.7
Industrial & Infrastructure	391.2	476.0	176.5
Government	92.7	161.4	149.7
Global Services	73.8	119.7	125.4
Power	31.3	11.7	(16.9)

Total segment profit	$1,262.4	$1,209.9	$769.4

Depreciation and amortization of fixed assets
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	2.6	1.5	2.4
Government	5.4	9.5	12.9
Global Services	111.8	117.7	124.6
Power	1.6	1.1	0.9
Corporate and other	70.3	76.5	69.6

Total depreciation and amortization of fixed assets	$191.7	$206.3	$210.4

Capital expenditures
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	8.3	2.9	0.5
Government	2.2	4.1	5.7
Global Services	224.0	145.3	184.5
Power	2.1	1.3	3.6
Corporate and other	88.1	134.9	60.4

Total capital expenditures	$324.7	$288.5	$254.7

Total assets
Oil & Gas	$1,708.2	$1,643.8
Industrial & Infrastructure	871.9	909.7
Government	540.1	580.6
Global Services	795.3	758.9
Power	178.6	154.9
Corporate and other	4,100.3	4,276.0

Total assets	$8,194.4	$8,323.9

Goodwill
Oil & Gas	$7.1	$7.1
Industrial & Infrastructure	16.9	18.6
Government	58.0	57.5
Global Services	20.4	20.3
Power	10.6	10.6

Total goodwill	$113.0	$114.1

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  •
  Industrial & Infrastructure.  Segment profit for 2012 included pre-tax charges for the Greater Gabbard Project totaling $416 million as well as a pre-tax gain of $43 million on the sale of the company's unconsolidated interest in a telecommunications company located in the United Kingdom.

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

  •
  Global Services.  During 2014, 2013 and 2012, intercompany revenue for the Global Services segment, excluded from the amounts shown above, was $531 million, $505 million and $462 million, respectively.

  •
  Power.  Segment profit for 2014, 2013 and 2012 included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. In May 2014, NuScale entered into a cost-sharing agreement with the DOE establishing the terms and conditions of a multi-year funding award that allows certain qualified expenditures to be reimbursed. NuScale expenses included in the determination of segment profit were $46 million, $53 million and $63 million during 2014, 2013 and 2012, respectively. NuScale expenses for 2014 were reported net of qualified reimbursable expenses of $38 million. The company recognizes the cost-sharing award with the DOE, when earned, as a reduction of "Total cost of revenue" in the Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized, with the exception of certain pre-award costs which were recognized in the second quarter of 2014 upon entering into the cost-sharing agreement.

Reconciliation of Segment Information to Consolidated Amounts

	Year Ended December 31,
(in millions)	2014	2013	2012

Total segment profit	$1,262.4	$1,209.9	$769.4
Corporate general and administrative expense	(182.7)	(175.1)	(151.0)
Interest expense, net	(11.4)	(12.5)	(0.5)
Earnings attributable to noncontrolling interests	136.6	155.3	115.6

Earnings from continuing operations before taxes	$1,204.9	$1,177.6	$733.5

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Information by Geographic Area

        Engineering services for international projects are often performed within the United States or a country other than where the project is located. Revenue associated with these services has been classified within the geographic area where the work was performed.

	External Revenue Year Ended December 31,			Total Assets As of December 31,
(in millions)	2014	2013	2012	2014	2013

United States	$7,466.2	$7,295.0	$7,021.4	$4,598.4	$4,329.4
Canada	4,133.3	6,275.8	5,371.9	900.4	927.8
Asia Pacific (includes Australia)	2,568.0	4,503.4	6,349.7	724.7	791.4
Europe	2,070.1	2,096.3	1,632.9	1,178.0	1,150.4
Central and South America	2,494.8	3,509.7	3,526.5	371.7	657.8
Middle East and Africa	2,799.2	3,671.4	3,674.7	421.2	467.1

Total	$21,531.6	$27,351.6	$27,577.1	$8,194.4	$8,323.9

Non-Operating Expense

        Non-operating expense items of $2 million and $12 million were included in corporate general and administrative expense in 2013 and 2012, respectively. There were no non-operating expenses during 2014.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2014
Revenue	$5,384.6	$5,251.7	$5,440.1	$5,455.2
Cost of revenue	5,072.3	4,906.4	5,060.0	5,093.8
Earnings from continuing operations before taxes	271.5	285.3	343.4	304.7
Earnings from continuing operations	193.3	195.2	228.7	234.9
Loss from discontinued operations, net of taxes	—	(85.2)	(113.8)	(5.6)
Net earnings	193.3	110.0	114.9	229.3
Net earnings attributable to Fluor Corporation	149.1	77.8	69.5	214.5
Basic earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations	$0.93	$1.03	$1.17	$1.43
Loss from discontinued operations, net of taxes	—	(0.54)	(0.73)	(0.04)
Net earnings	0.93	0.49	0.44	1.39
Diluted earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations	0.92	1.02	1.15	1.41
Loss from discontinued operations, net of taxes	—	(0.54)	(0.71)	(0.04)
Net earnings	0.92	0.48	0.44	1.37
Year ended December 31, 2013
Revenue	$7,185.6	$7,190.3	$6,684.2	$6,291.5
Cost of revenue	6,843.8	6,857.5	6,329.7	5,955.4
Earnings from continuing operations before taxes	306.3	298.7	304.7	267.9
Earnings from continuing operations	213.3	207.3	217.4	185.0
Loss from discontinued operations, net of taxes	—	—	—	—
Net earnings	213.3	207.3	217.4	185.0
Net earnings attributable to Fluor Corporation	166.5	161.4	173.0	166.8
Basic earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations	$1.02	$0.99	$1.06	$1.03
Loss from discontinued operations, net of taxes	—	—	—	—
Net earnings	1.02	0.99	1.06	1.03
Diluted earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations	1.02	0.98	1.05	1.01
Loss from discontinued operations, net of taxes	—	—	—	—
Net earnings	1.02	0.98	1.05	1.01

        Net earnings in the second, third and fourth quarters of 2014 included losses from discontinued operations in connection with the reassessment of estimated loss contingencies related to the previously

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri.

        Net earnings in the fourth quarter of 2013 included pre-tax income of $57 million (or $0.22 per diluted share) resulting from the favorable resolution of various issues with the U.S. government related to 2001 - 2013. Of this amount, $31 million was the result of resolving challenges as to the reimbursability of certain costs, $11 million was the result of a favorable court ruling that resolved certain disputed items and $15 million was related to the closeout and final disposition of other matters.