Form 10-Q
period 2015-03-31
FLUOR CORP
filed 2015-04-30
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

As of April 24, 2015, 146,572,661 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

March 31, 2015

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2015	2014

TOTAL REVENUE	$4,548,649	$5,384,636

TOTAL COST OF REVENUE	4,251,189	5,072,304

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	41,110	37,773
Interest expense	12,168	6,897
Interest income	(4,696)	(3,806)
Total cost and expenses	4,299,771	5,113,168

EARNINGS BEFORE TAXES	248,878	271,468
INCOME TAX EXPENSE	83,274	78,158

NET EARNINGS	165,604	193,310

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	21,525	44,236

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$144,079	$149,074

BASIC EARNINGS PER SHARE	$0.98	$0.93

DILUTED EARNINGS PER SHARE	$0.96	$0.92

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	147,731	160,213
DILUTED	149,915	162,360

DIVIDENDS DECLARED PER SHARE	$0.21	$0.21

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2015	2014

NET EARNINGS	$165,604	$193,310

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(48,724)	(12,729)
Ownership share of equity method investees’ other comprehensive loss	(4,481)	(1,998)
Defined benefit pension and postretirement plan adjustments	2,688	1,648
Unrealized gain (loss) on derivative contracts	894	(429)
Unrealized gain (loss) on available-for-sale securities	609	(18)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(49,014)	(13,526)

COMPREHENSIVE INCOME	116,590	179,784

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	22,116	39,897

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$94,474	$139,887

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	March 31,	December 31,
(in thousands, except share and per share amounts)	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($342,823 and $352,996 related to variable interest entities (“VIEs”))	$1,811,293	$1,993,125
Marketable securities, current ($70,065 and $14,082 related to VIEs)	145,568	105,131
Accounts and notes receivable, net ($209,058 and $193,565 related to VIEs)	1,256,292	1,471,705
Contract work in progress ($200,180 and $166,334 related to VIEs)	1,486,943	1,587,275
Deferred taxes	320,147	340,223
Other current assets ($27,868 and $38,848 related to VIEs)	359,010	260,588
Total current assets	5,379,253	5,758,047

Marketable securities, noncurrent	254,761	343,644
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,071,024 and $1,081,198) (net PP&E of $81,181 and $77,579 related to VIEs))	965,935	980,263
Investments and goodwill	335,986	302,757
Deferred taxes	106,049	201,004
Deferred compensation trusts	371,418	405,022
Other assets ($24,796 and $24,003 related to VIEs)	205,794	203,692
TOTAL ASSETS	$7,619,196	$8,194,429

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($202,316 and $213,837 related to VIEs)	$1,251,950	$1,422,084
Convertible senior notes and other borrowings	27,738	28,742
Advance billings on contracts ($188,732 and $151,321 related to VIEs)	586,020	569,418
Accrued salaries, wages and benefits ($51,113 and $51,749 related to VIEs)	697,174	725,586
Other accrued liabilities ($26,130 and $21,709 related to VIEs)	256,814	585,023
Total current liabilities	2,819,696	3,330,853

LONG-TERM DEBT DUE AFTER ONE YEAR	992,231	991,685
NONCURRENT LIABILITIES	606,013	648,061
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 146,976,144 and 148,633,640 shares in 2015 and 2014, respectively	1,470	1,486
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(533,817)	(484,212)
Retained earnings	3,601,071	3,593,597
Total shareholders’ equity	3,068,724	3,110,871

Noncontrolling interests	132,532	112,959

Total equity	3,201,256	3,223,830

TOTAL LIABILITIES AND EQUITY	$7,619,196	$8,194,429

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$165,604	$193,310
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	47,803	48,492
Amortization of intangibles	223	223
(Earnings) loss from equity method investments, net of distributions	(7,386)	2,784
Gain on sale of property, plant and equipment	(8,841)	(5,108)
Restricted stock and stock option amortization	12,546	10,792
Deferred compensation trust	33,604	(1,946)
Deferred compensation obligation	6,164	4,649
Deferred taxes	143,601	23,605
Excess tax benefit from stock-based plans	867	(3,115)
Net retirement plan accrual (contributions)	3,391	(7,306)
Changes in operating assets and liabilities	(52,775)	(76,456)
Cash outflows from discontinued operations	(306,490)	—
Other items	971	(3,210)
Cash provided by operating activities	39,282	186,714

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of marketable securities	(147,068)	(134,264)
Proceeds from the sales and maturities of marketable securities	194,635	88,643
Capital expenditures	(73,883)	(66,628)
Proceeds from disposal of property, plant and equipment	29,905	24,557
Investments in partnerships and joint ventures	(21,537)	(4,978)
Other items	(197)	(1,070)
Cash utilized by investing activities	(18,145)	(93,740)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of common stock	(111,658)	(192,301)
Dividends paid	(32,363)	(25,966)
Distributions paid to noncontrolling interests	(3,508)	(15,898)
Capital contributions by noncontrolling interests	698	46
Taxes paid on vested restricted stock	(7,588)	(9,979)
Stock options exercised	923	14,070
Excess tax benefit from stock-based plans	(867)	3,115
Other items	393	1,896
Cash utilized by financing activities	(153,970)	(225,017)
Effect of exchange rate changes on cash	(48,999)	(9,481)
Decrease in cash and cash equivalents	(181,832)	(141,524)
Cash and cash equivalents at beginning of period	1,993,125	2,283,582
Cash and cash equivalents at end of period	$1,811,293	$2,142,058

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  Principles of Consolidation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2014 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2015 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of March 31, 2015 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2014 have been reclassified to conform to the 2015 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

(2)                  Recent Accounting Pronouncements

New accounting pronouncements implemented by the company during the first quarter of 2015 or requiring implementation in future periods are discussed below or elsewhere in the notes, where appropriate.

In the first quarter of 2015, the company adopted Accounting Standards Update (“ASU”) 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which makes limited amendments to the guidance in Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” on accounting for certain repurchase agreements (“repos”). The ASU (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements); (2) eliminates accounting guidance on linked repurchase financing transactions; and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions and repurchase-to-maturity transactions) accounted for as secured borrowings. The adoption of ASU 2014-11 did not have a material impact on the company’s financial position, results of operations or cash flows.

In the first of 2015, the company adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components of an entity that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also expands the scope of ASC 205-20, “Discontinued Operations,” to disposals of equity method investments and acquired businesses held for sale. The adoption of ASU 2014-08 did not have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2015, the company adopted ASU 2014-05, “Service Concession Arrangements.” This ASU clarifies that, unless certain circumstances are met, operating entities should not account for certain concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. The adoption of ASU 2014-05 did not have a material impact on the company’s financial position, results of operations or cash flows.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. Management does not expect the adoption of ASU 2015-05 to have a material impact on the company’s financial position, result of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU changes the presentation of debt issuance costs on the balance sheet by requiring entities to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. Management does not expect the adoption of ASU 2015-03 to have a material impact on the company’s financial position, results of operations or cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” This ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Management does not expect the adoption of ASU 2015-02 to have a material impact on the company’s financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” Under this ASU, an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. ASU 2015-01 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Upon adoption, the company may elect prospective or retrospective application. Management does not expect the adoption of ASU 2015-01 to have a material impact on the company’s financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and subsequent interim reporting periods. The adoption of ASU 2014-15 will not have any impact on the company’s financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting, how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price. This ASU is currently effective for interim and annual reporting periods beginning after December 15, 2016 and can be applied either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating the impact of adopting ASU 2014-09 on the company’s financial position, results of operations and cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(3)                  Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) (“OCI”) are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(78,271)	$29,547	$(48,724)	$(17,800)	$5,071	$(12,729)
Ownership share of equity method investees’ other comprehensive loss	(6,002)	1,521	(4,481)	(944)	(1,054)	(1,998)
Defined benefit pension and postretirement plan adjustments	4,301	(1,613)	2,688	2,636	(988)	1,648
Unrealized gain (loss) on derivative contracts	1,414	(520)	894	(645)	216	(429)
Unrealized gain (loss) on available-for-sale securities	974	(365)	609	(29)	11	(18)
Total other comprehensive loss	(77,584)	28,570	(49,014)	(16,782)	3,256	(13,526)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	591	—	591	(4,339)	—	(4,339)
Other comprehensive loss attributable to Fluor Corporation	$(78,175)	$28,570	$(49,605)	$(12,443)	$3,256	$(9,187)

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended March 31, 2015 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Loss	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2014	$(119,416)	$(30,436)	$(325,145)	$(8,954)	$(261)	$(484,212)
Other comprehensive income (loss) before reclassifications	(49,244)	(4,481)	—	596	678	(52,451)
Amounts reclassified from AOCI	—	—	2,688	227	(69)	2,846
Net other comprehensive income (loss)	(49,244)	(4,481)	2,688	823	609	(49,605)
Balance as of March 31, 2015	$(168,660)	$(34,917)	$(322,457)	$(8,131)	$348	$(533,817)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2014	$1,328	$—	$—	$(685)	$—	$643
Other comprehensive income (loss) before reclassifications	520	—	—	(3)	—	517
Amounts reclassified from AOCI	—	—	—	74	—	74
Net other comprehensive income	520	—	—	71	—	591
Balance as of March 31, 2015	$1,848	$—	$—	$(614)	$—	$1,234

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balances by component (after-tax) for the three months ended March 31, 2014 are as follows:

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

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

		Three Months Ended
	Location in Condensed	March 31,
(in thousands)	Consolidated Statement of Earnings	2015	2014
Component of AOCI:
Defined benefit pension plan adjustments	Various accounts(1)	$(4,301)	$(3,281)
Income tax benefit	Income tax expense	1,613	1,230
Net of tax		$(2,688)	$(2,051)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Total cost of revenue	$(62)	$129
Interest rate contracts	Interest expense	(419)	(419)
Income tax benefit (net)	Income tax expense	180	111
Net of tax		(301)	(179)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(74)	(3)
Net of tax and noncontrolling interests		$(227)	$(176)

Unrealized gain (loss) on available-for-sale securities	Corporate general and administrative expense	$110	$(13)
Income tax benefit (expense)	Income tax expense	(41)	5
Net of tax		$69	$(8)

(1)           Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(4)                Income Taxes

The effective tax rates for the three months ended March 31, 2015 and 2014 were 33.5 percent and 28.8 percent, respectively. Both periods benefited from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. The lower effective tax rate for the three months ended March 31, 2014 was primarily due to the recognition of a deferred tax benefit for foreign taxes previously paid on certain unremitted foreign earnings, as well as higher earnings attributable to noncontrolling interests.

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

(5)                  Cash Paid for Interest and Taxes

Cash paid for interest was $10 million for both the three months ended March 31, 2015 and 2014. Income tax payments, net of refunds, were $62 million and $37 million during the three-month periods ended March 31, 2015 and 2014, respectively.

(6)                   Earnings Per Share

Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2015	2014

Net earnings attributable to Fluor Corporation	$144,079	$149,074

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	147,731	160,213

Basic earnings per share	$0.98	$0.93

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	147,731	160,213

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units	1,825	1,709
Conversion equivalent of dilutive convertible debt	359	438
Weighted average diluted shares outstanding	149,915	162,360

Diluted earnings per share	$0.96	$0.92

Anti-dilutive securities not included above	3,162	440

During the three months ended March 31, 2015 and 2014, the company repurchased and cancelled 1,939,997 and 2,461,800 shares of its common stock, respectively, under its stock repurchase program for $112 million and $192 million, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(7)                  Fair Value of Financial Instruments

The fair value hierarchy established by ASC 820, “Fair Value Measurement,” prioritizes the use of inputs used in valuation techniques into the following three levels:

· Level 1	— quoted prices in active markets for identical assets and liabilities
· Level 2	— inputs other than quoted prices in active markets for identical assets and liabilities that are observable, either directly or indirectly
· Level 3	— unobservable inputs

The company measures and reports assets and liabilities at fair value utilizing pricing information received from third parties. The company performs procedures to verify the reasonableness of pricing information received for significant assets and liabilities classified as Level 2.

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$7,269	$7,269	$—	$—	$14,419	$14,419	$—	$—
Marketable securities, current(2)	64,937	—	64,937	—	80,706	—	80,706	—
Deferred compensation trusts(3)	54,913	54,913	—	—	94,893	94,893	—	—
Marketable securities, noncurrent(4)	254,761	—	254,761	—	343,644	—	343,644	—
Derivative assets(5)
Commodity contracts	315	—	315	—	561	—	561	—
Foreign currency contracts	2,710	—	2,710	—	180	—	180	—

Liabilities:
Derivative liabilities(5)
Commodity contracts	$2,000	$—	$2,000	$—	$2,290	$—	$2,290	$—
Foreign currency contracts	3,670	—	3,670	—	4,392	—	4,392	—

(1)     Consists primarily of registered money market funds valued at fair value. These investments represent the net asset value of the shares of such funds as of the close of business at the end of the period.

(2)     Consists of investments in U.S. agency securities, U.S. Treasury securities and corporate debt securities with maturities of less than one year that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

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

(5)    See Note 8 for the classification of commodity and foreign currency contracts in the Condensed Consolidated Balance Sheet. Commodity and foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of March 31, 2015: money market funds of $7 million, U.S. agency securities of $56 million, U.S. Treasury securities of $60 million and corporate debt securities of $204 million. As of December 31, 2014, available-for-sale securities consisted of money market funds of $14 million, U.S. agency securities of $73 million, U.S. Treasury securities of $107 million and corporate debt securities of $245 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During the three months ended March 31, 2015 and 2014, proceeds from sales and maturities of available-for-sale securities were $183 million and $64 million, respectively.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		March 31, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,034,253	$1,034,253	$1,224,834	$1,224,834
Cash equivalents(2)	Level 2	769,771	769,771	753,872	753,872
Marketable securities, current(3)	Level 2	80,631	80,631	24,425	24,425
Notes receivable, including noncurrent portion(4)	Level 3	17,614	17,614	19,284	19,284
Liabilities:
3.375% Senior Notes(5)	Level 2	$497,155	$519,925	$497,045	$510,465
3.5% Senior Notes(5)	Level 2	494,774	515,545	494,640	498,914
1.5% Convertible Senior Notes(5)	Level 2	18,324	38,333	18,324	40,826
Other borrowings(6)	Level 2	9,716	9,716	10,418	10,418

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

(8)                  Derivatives and Hedging

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

As of March 31, 2015, the company had total gross notional amounts of $636 million of foreign currency contracts and $10 million of commodity contracts outstanding relating to engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. The foreign currency contracts are of varying duration, none of which extend beyond December 2017. The commodity contracts are of varying duration, none of which extend beyond May 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the three months ended March 31, 2015 and 2014.

The fair values of derivatives designated as hedging instruments under ASC 815 as of March 31, 2015 and December 31, 2014 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
(in thousands)	Location	2015	2014	Location	2015	2014
Commodity contracts	Other current assets	$106	$365	Other accrued liabilities	$1,057	$1,362
Foreign currency contracts	Other current assets	1,422	128	Other accrued liabilities	1,755	3,721
Commodity contracts	Other assets	209	196	Noncurrent liabilities	943	928
Foreign currency contracts	Other assets	1,288	52	Noncurrent liabilities	1,915	671
Total		$3,025	$741		$5,670	$6,682

The pre-tax net gains (losses) recognized in earnings associated with the hedging instruments designated as fair value hedges for the three months ended March 31, 2015 and 2014 were as follows:

		Three Months Ended
		March 31,
Fair Value Hedges (in thousands)	Location of Gain	2015	2014
Foreign currency contracts	Corporate general and administrative expense	$(1,154)	$1,259

The pre-tax amount of gain (loss) recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the amount of gain (loss) recognized in earnings on the hedged items in the same locations in the Condensed Consolidated Statement of Earnings.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges for the three months ended March 31, 2015 and 2014 was as follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI			After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
Cash Flow Hedges (in thousands)	2015	2014	Location of Gain (Loss)	2015	2014
Commodity contracts	$(112)	$(143)	Total cost of revenue	$(91)	$78
Foreign currency contracts	708	(401)	Total cost of revenue	126	8
Interest rate contracts	—	—	Interest expense	(262)	(262)
Total	$596	$(544)		$(227)	$(176)

(9)                     Retirement Benefits

Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans included the following components:

	U.S. Pension Plan		Non-U.S. Pension Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in thousands)	2015	2014	2015	2014
Service cost	$1,700	$950	$5,202	$4,153
Interest cost	3,799	7,919	6,641	8,804
Expected return on assets	(5,275)	(7,526)	(12,305)	(12,248)
Amortization of prior service cost	217	187	(206)	—
Recognized net actuarial loss	2,351	1,109	1,939	1,984
Net periodic pension expense	$2,792	$2,639	$1,271	$2,693

The company currently expects to contribute up to $100 million into its defined benefit pension plans during 2015, which is expected to be in excess of the minimum funding required and includes estimated additional funding to settle the U.S. defined benefit pension plan (the “U.S. plan”). During the three months ended March 31, 2015, contributions of approximately $0.9 million were made by the company.

The company’s Board of Directors previously approved amendments to freeze the accrual of future service-related benefits for salaried participants of the U.S. plan as of December 31, 2011 and craft participants of the U.S. plan as of December 31, 2013. During the fourth quarter of 2014, the company’s Board of Directors approved an amendment to terminate the U.S. plan effective December 31, 2014. The U.S. plan is expected to be settled in late 2015, subject to regulatory approval. The company’s ultimate settlement obligation will depend upon the nature and timing of participant settlements and prevailing market conditions. Upon settlement, the company expects to recognize additional expense, consisting of unrecognized actuarial losses included in AOCI that totaled approximately $271 million as of March 31, 2015, adjusted for the difference between the ultimate settlement obligation and the company’s accrued pension liability, which could be significant. The company does not expect the settlement of the plan obligations to have a material impact on its cash position.

(10)              Financing Arrangements

As of March 31, 2015, the company had a combination of committed and uncommitted lines of credit that totaled $5.3 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. The committed lines of credit consist of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in May 2019. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving advances. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $750 million for the company’s subsidiaries. Borrowings under both facilities bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

In November 2014, the company issued $500 million of 3.5% Senior Notes (the “2014 Notes”) due December 15, 2024 and received proceeds of $491 million, net of underwriting discounts. Interest on the 2014 Notes is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2015. Prior to September 15, 2024, the company may redeem the 2014 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. On or after September 15, 2024, the company may redeem the 2014 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of purchase.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2014 and first quarter of 2015, and the 2004 Notes were therefore classified as short-term debt as of December 31, 2014 and March 31, 2015. In March 2015, the company notified the holders of the 2004 Notes of its election to redeem all of the outstanding 2004 Notes on May 7, 2015. The redemption price is equal to 100 percent of the principal amount plus accrued and unpaid interest up to (but excluding) May 7, 2015. The holders of the 2004 Notes may, at their option, convert the 2004 Notes at any time before the close of business on May 6, 2015.

The following table presents information related to the liability and equity components of the 2004 Notes:

	March 31,	December 31,
(in thousands)	2015	2014

Carrying value of the equity component	$19,516	$19,516
Principal amount and carrying value of the liability component	18,324	18,324

The 2004 Notes are convertible into shares of the company’s common stock (par value $0.01 per share) at a conversion rate of 37.0997 shares per each $1,000 principal amount of the 2004 Notes. Interest expense for the first quarter of both 2015 and 2014 included original coupon interest of less than $0.1 million. The if-converted value of $39 million was in excess of the principal value as of March 31, 2015.

During the third quarter of 2013, the company established a short-term credit facility to purchase land and construction equipment associated with the equipment operations in the Global Services segment. Outstanding borrowings under the facility were $9 million and $10 million as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the company was in compliance with all of the financial covenants related to its debt agreements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(11)           Stock-Based Plans

The company’s executive and director stock-based compensation plans are described, and informational disclosures provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2014. In the first quarter of 2015 and 2014, 520,947 and 357,138 restricted stock units, respectively, were granted to executives, at weighted-average per share prices of $59.05 and $79.19, respectively. For the company’s executives, the restricted units granted in 2015 and 2014 generally vest ratably over three years. During the first quarter of 2015 and 2014, options for the purchase of 963,288 shares at a weighted-average exercise price of $59.05 per share and 684,486 shares at a weighted-average exercise price of $79.19 per share, respectively, were awarded to executives. The options granted in 2015 and 2014 vest ratably over three years. The options expire ten years after the grant date.

In the first quarter of 2015 and 2014, performance-based Value Driver Incentive (“VDI”) units totaling 430,970 and 315,551, respectively, were granted to executives at weighted-average per share prices of $59.05 and $79.19, respectively. The number of units is adjusted at the end of each performance period based on the achievement of certain performance criteria. The VDI awards granted in 2015 can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718. The VDI awards granted in 2014 may be settled in cash, based on the closing price of the company’s common stock on the vesting date, or company stock. In accordance with ASC 718, the awards granted in 2014 are classified as liabilities and remeasured at fair value at the end of each reporting period until the awards are settled. Both the VDI awards granted in 2015 and 2014 vest after a period of approximately three years.

(12)           Noncontrolling Interests

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three months ended March 31, 2015 and 2014, net earnings attributable to noncontrolling interests were $22 million and $44 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods presented. Distributions paid to noncontrolling interests were $4 million and $16 million for the three months ended March 31, 2015 and 2014, respectively. Capital contributions by noncontrolling interests were $0.7 million and less than $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

(13)           Contingencies and Commitments

The company and certain of its subsidiaries are subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business, including matters related to government contracting and environmental regulations. The company currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

As of March 31, 2015, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

In October 2014, the company entered into a settlement agreement with counsel for a number of plaintiffs (including the 16 plaintiffs described above). In January 2015, the company paid $306 million pursuant to the settlement agreement. While the company is unable to estimate a range of possible losses in the remaining lawsuits, it does not expect any material charges to result from these cases. In addition, the company will continue to take steps to enforce its rights to indemnification described above for both the settled matters and outstanding claims.

Other Matters

The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Recognized claims against clients amounted to $21 million as of both March 31, 2015 and December 31, 2014 and are included in contract work in progress in the accompanying Condensed Consolidated Balance Sheet.

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

(14)           Guarantees

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $15.5 billion as of March 31, 2015. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of March 31, 2015 and December 31, 2014 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

(15)       Variable Interest Entities

In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Such funding is infrequent and is not anticipated to be material. The company accounts for its partnerships and joint ventures in accordance with ASC 810, “Consolidation.”

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

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The cost and equity methods of accounting are also used, depending on the company’s respective ownership interest and amount of influence on the entity, as well as other factors. The net carrying value of the unconsolidated VIEs classified under “Investments and goodwill” and “Other accrued liabilities” in the Condensed Consolidated Balance Sheet was a net asset of $131 million and $107 million as of March 31, 2015 and December 31, 2014, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of March 31, 2015 for the unconsolidated VIEs were $20 million.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In some cases, the company is required to consolidate certain VIEs. As of March 31, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $977 million and $471 million, respectively. As of December 31, 2014, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $891 million and $442 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

The company has agreements with certain VIEs to provide financial or performance assurances to clients. See Note 14 for a further discussion of such agreements. A discussion of the company’s more significant or unique VIEs is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2014.

(16)       Operating Information by Segment

Effective January 1, 2015, the company implemented certain organizational changes that impacted the composition of its reportable segments. The company’s fabrication activities, previously included in the Global Services segment, have been integrated into the reporting segments for which the activities are being performed, primarily the Oil & Gas segment. Additionally, certain plant engineering offices located in Europe, Africa and the Middle East, which were previously included in the industrial services business line of the Industrial & Infrastructure segment, have been integrated into the Oil & Gas segment. Segment operating information for 2014 has been recast to reflect these organizational changes.

Operating information by reportable segment is as follows:

	Three Months Ended
	March 31,
External Revenue (in millions)	2015	2014
Oil & Gas	$2,471.6	$2,782.8
Industrial & Infrastructure	1,080.2	1,615.7
Government	646.0	593.2
Global Services	129.7	142.0
Power	221.1	250.9
Total external revenue	$4,548.6	$5,384.6

The Global Services segment represents a combination of other operating segments that do not meet the ASC 280, “Segment Reporting,” requirements for separate disclosure or aggregation. Intercompany revenue for the Global Services segment, excluded from the amounts shown above, was $115 million and $136 million for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended
	March 31,
Segment Profit (Loss) (in millions)	2015	2014
Oil & Gas	$183.3	$139.1
Industrial & Infrastructure	71.1	97.2
Government	14.8	12.5
Global Services	15.3	20.7
Power	(8.6)	(1.4)
Total segment profit	$275.9	$268.1

Power segment profit for the three months ended March 31, 2015 and 2014 included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. In May 2014, NuScale entered into a cost-sharing agreement with the U.S. Department of Energy (“DOE”) establishing the terms and conditions of a multi-year funding award that allows certain qualified expenditures to be reimbursed.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

NuScale expenses included in the determination of segment profit were $17 million and $13 million for the three months ended March 31, 2015 and 2014, respectively. NuScale expenses for 2015 were net of qualified reimbursable expenses of $14 million. The company recognizes the cost-sharing award with the DOE, when earned, as a reduction of “Total cost of revenue” in the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized, with the exception of certain pre-award costs which were recognized in the second quarter of 2014 upon entering into the cost-sharing agreement.

A reconciliation of total segment profit to earnings before taxes is as follows:

	Three Months Ended
	March 31,
Reconciliation of Total Segment Profit to Earnings Before Taxes (in millions)	2015	2014
Total segment profit	$275.9	$268.1
Corporate general and administrative expense	(41.1)	(37.8)
Interest income (expense), net	(7.4)	(3.0)
Earnings attributable to noncontrolling interests	21.5	44.2
Earnings before taxes	$248.9	$271.5

Total assets by segment are as follows:

	March 31,	December 31,
Total Assets by Segment (in millions)	2015	2014
Oil & Gas	$1,476.5	$1,745.3
Industrial & Infrastructure	842.2	848.2
Government	510.1	540.1
Global Services	763.2	781.9
Power	196.4	178.6

The above changes in total assets by segment are primarily due to fluctuations in project working capital related to project execution activities.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes and the company’s December 31, 2014 Annual Report on Form 10-K. For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

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

·                  Client cancellations of, or scope adjustments to, existing contracts and the related impacts on staffing levels and cost;

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

·                  Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses;

·                  Failure to obtain favorable results in existing or future litigation or dispute resolution proceedings (including claims for indemnification), or claims against project owners, subcontractors or suppliers;

·                  Client delays or defaults in making payments;

·                  Failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects;

·                  Liabilities arising from faulty services that could result in significant professional or product liability, warranty or other claims;

·                  Failure of our suppliers or subcontractors to provide supplies or services at the agreed-upon levels or times;

·                  Repercussions of events beyond our control, such as severe weather conditions, that may significantly affect operations, result in higher cost or subject the company to liability claims by our clients;

·                  Failure of our employees, agents or partners to comply with laws;

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

·                  Foreign exchange risks;

·                  Failure to maintain safe work sites;

·                  The availability of credit and restrictions imposed by credit facilities, both for the company and our clients, suppliers, subcontractors or other partners;

·                  Possible limitations of bonding or letter of credit capacity;

·                  The risks associated with acquisitions, dispositions or other investments;

·                  The company’s ability to secure appropriate insurance;

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

Additional information concerning these and other factors can be found in the company’s press releases and periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. — Risk Factors” in the company’s Form 10-K filed February 18, 2015. These filings are available publicly on the SEC’s website at http://www.sec.gov, on the company’s website at http://investor.fluor.com or upon request from the company’s Investor Relations Department at (469) 398-7220. The company cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating the company and deciding whether to invest in its securities. Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Summary

Consolidated revenue for the three months ended March 31, 2015 decreased 16 percent to $4.5 billion from $5.4 billion for the three months ended March 31, 2014. The revenue decrease in the current year period was principally due to a significant decline in project execution activities in the mining and metals business line of the Industrial & Infrastructure segment. Reduced project execution activities in the Oil & Gas segment also contributed to the revenue decline.

Net earnings attributable to Fluor Corporation of $144 million for the three months ended March 31, 2015 were comparable to net earnings attributable to Fluor Corporation of $149 million for the corresponding period of 2014. The first quarter of 2015 benefited from significantly higher contributions from the Oil & Gas segment, largely offset by lower contributions from the mining and metals business line.

The effective tax rates for the three months ended March 31, 2015 and 2014 were 33.5 percent and 28.8 percent, respectively. Both periods benefited from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. The lower effective tax rate for the three months ended March 31, 2014 was primarily due to the recognition of a deferred tax benefit for foreign taxes previously paid on certain unremitted foreign earnings, as well as higher earnings attributable to noncontrolling interests.

Diluted earnings per share was $0.96 for the three months ended March 31, 2015 compared to $0.92 for the corresponding period of 2014. The principal reason for the 2015 increase in earnings per share was a lower share count resulting from the repurchase of common stock.

The company’s results reported by foreign subsidiaries with non-U.S. dollar functional currencies are affected by foreign currency volatility. When the U.S. dollar appreciates against the non-U.S. dollar functional currencies of these subsidiaries, the company’s reported revenue, cost and earnings, after translation into U.S. dollars, are lower than what they would have been had the U.S. dollar depreciated against the same foreign currencies or if there had been no change in the exchange rates. Although the company is exposed to foreign currency risk for both translation and remeasurement, the net impact on earnings was not  significant for either the three months ended March 31, 2015 or March 31, 2014.

The company is still experiencing a highly competitive business environment, with pressure on margins. In some cases, margins may be favorably or unfavorably impacted by a change in the mix of work performed or a change in the amount of customer-furnished materials, which are accounted for as pass-through costs. During the first quarter of 2015, the Oil & Gas segment experienced higher segment profit margin that was partially due to a shift in the mix of work from lower margin construction activities to higher margin engineering activities. This shift corresponds to an increase in the volume of project execution activities for projects that are in the earlier stages of the project life cycle compared to a year ago.

The Oil & Gas segment has continued to show strength, but declining oil prices since the latter part of 2014 could affect the segment’s current projects and the timing of new awards. In the Industrial & Infrastructure segment, mining and metals business has continued to slow as major capital investment decisions by most mining customers have been deferred. Revenue in the Government segment continues to be adversely impacted by reduced project execution activities of the Logistics Civil Augmentation Program (“LOGCAP IV”).

Consolidated new awards were $4.4 billion for the three months ended March 31, 2015 compared to new awards of $10.7 billion for the three months ended March 31, 2014. The Oil & Gas and Industrial & Infrastructure segments were the major contributors to the new award activity in the first quarter of 2015. Approximately 41 percent of consolidated new awards for the three months ended March 31, 2015 were for projects located outside of the United States compared to 85 percent for the first quarter of 2014.

Consolidated backlog as of March 31, 2015 was $41.2 billion compared to $40.2 billion as of March 31, 2014. The increase in backlog was primarily due to new awards booked after the first quarter of 2014 in the Oil & Gas and Government segments, partially offset by a decline in backlog in the mining and metals business line of the Industrial & Infrastructure segment. Backlog as of March 31, 2015 was reduced by approximately $1.6 billion due to a strengthening U.S. dollar compared to most major foreign currencies. As of March 31, 2015, approximately 63 percent of consolidated backlog related to projects outside of the United States compared to 68 percent as of March 31, 2014. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Oil & Gas

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2015	2014

Revenue	$2,471.6	$2,782.8
Segment profit	183.3	139.1

Revenue for the three months ended March 31, 2015 decreased by 11 percent compared to the three months ended March 31, 2014, primarily due to reduced volume of project execution activities for certain large projects progressing to completion, including a coal bed methane project in Australia, two oil sands facilities in Canada and a petrochemical project in the Middle East. This revenue decline was largely offset by an increase in project execution activities for various petrochemicals projects, the majority of which are on the Gulf Coast of the United States, and numerous downstream projects across various regions.

Segment profit for the first three months of 2015 increased by 32 percent compared to the corresponding period in 2014. The increase in segment profit was primarily due to the increase in project execution activities for numerous downstream projects in various regions. Segment profit margin increased to 7.4 percent in the three months ended March 31, 2015 compared to 5.0 percent for the same period of the prior year. Segment profit margin in the current quarter was more favorably impacted by the positive effect of forecast revisions associated with the reassessment of risk for projects progressing toward completion. Another significant contributing factor to the improved segment profit margin was a shift in the mix of work from lower margin construction activities to higher margin engineering services. This shift corresponds to an increase in the volume of project execution activities for projects that are in the earlier stages of the project life cycle as compared to prior years.

New awards for the first three months of 2015 were $2.9 billion compared to $8.9 billion for the first quarter of 2014. Current quarter new awards included a large, domestic natural gas transmission project. Backlog as of March 31, 2015 increased to $27.8 billion from $25.8 billion as of March 31, 2014. The growth in backlog is reflective of the higher levels of new award activity during 2014 which reflects continued demand for new capacity in oil and gas production, petrochemicals and gas liquefaction. The segment’s backlog as of March 31, 2015 was reduced by approximately $1.5 billion due to a strengthening U.S. dollar compared to most major foreign currencies. The segment remains well positioned for new project activity in these markets; however, declining oil prices since the latter part of 2014 could affect the segment’s current projects and the timing of new awards. Market conditions remain competitive.

Total assets in the segment decreased to $1.5 billion as of March 31, 2015 from $1.7 billion as of December 31, 2014 due to lower levels of working capital on projects.

Industrial & Infrastructure

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2015	2014

Revenue	$1,080.2	$1,615.7
Segment profit	71.1	97.2

Revenue for the three months ended March 31, 2015 decreased by 33 percent compared to the first quarter 2014, primarily due to a significant decline in volume in the mining and metals business line.

Segment profit for the first three months of 2015 decreased by 27 percent compared to the corresponding period in 2014 due to the decline in project execution activities of the mining and metals business line noted above. Segment profit margin increased to 6.6 percent for the three months ended March 31, 2015 compared to 6.0 percent for the three months ended March 31, 2014, principally driven by forecast revisions associated with the reassessment of risk for certain infrastructure projects completed in the current year period.

New awards in the Industrial and Infrastructure segment for the first three months of 2015 were $1.4 billion, compared to $904 million for the first quarter of 2014. New awards for the current quarter were primarily in the industrial services and mining and metals business lines.

Backlog decreased to $7.3 billion as of March 31, 2015 compared to $9.8 billion as of March 31, 2014. This decline was primarily due to the work off of backlog outpacing the new award activity in the mining and metals and infrastructure business lines. The mining and metals business line continues to experience the deferral of major capital investment decisions by some mining customers as a result of softening commodity demand. The timing of when capital investment by these mining customers could resume is uncertain, and the weakened mining market conditions could be prolonged.

The total assets in the Industrial & Infrastructure segment were $842 million as of March 31, 2015, compared to $848 million as of December 31, 2014.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2015	2014

Revenue	$646.0	$593.2
Segment profit	14.8	12.5

Revenue for the three months ended March 31, 2015 increased 9 percent compared to the three months ended March 31, 2014, driven primarily by project execution activities for a nuclear decommissioning project in the United Kingdom (the “Magnox RSRL Project”), the Strategic Petroleum Reserve Project and the Paducah Gaseous Diffusion Plant Project (the “Paducah Project”), all awarded in 2014. This increase was partially offset by a decline in project execution activities associated with LOGCAP IV.

Segment profit for the three months ended March 31, 2015 increased 18 percent when compared to the same period in the prior year. Increased contributions in the current quarter for the Magnox RSRL Project and the Strategic Petroleum Reserve Project,

as well as improved contributions from a base operations support services contract, more than offset the reduced contributions associated with the decline in project execution activities for LOGCAP IV. Segment profit margin for the first quarter of 2015 was essentially flat when compared to the same period in the prior year.

New awards were $74 million during the three months ended March 31, 2015 compared to $748 million for the same period in the prior year.

Backlog as of March 31, 2015 increased to $4.2 billion compared to $2.6 billion as of March 31, 2014. This increase was primarily due to new awards for the Magnox RSRL Project and the Paducah Project, both awarded after the first quarter of 2014. Total backlog included $1.6 billion of unfunded government contracts as of both March 31, 2015 and March 31, 2014.

Total assets in the Government segment were $510 million as of March 31, 2015 compared to $540 million as of December 31, 2014.

Global Services

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2015	2014

Revenue	$129.7	$142.0
Segment profit	15.3	20.7

Revenue decreased 9 percent for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to the equipment business line which experienced reduced volume in Mexico and Afghanistan, as well as reduced activities supporting mining projects in Latin America and Africa. The current period revenue decrease was partially offset by revenue improvement in the equipment business line’s operations in the United States and in the temporary staffing business line.

Segment profit decreased 26 percent for the first three months of 2015 compared to the first three months of 2014, principally as the result of reduced contributions in Afghanistan and Latin America from the equipment business line.

The equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

Total assets in the Global Services segment were $763 million as of March 31, 2015 compared to $782 million as of December 31, 2014.

Power

Revenue and segment profit (loss) for the Power segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2015	2014

Revenue	$221.1	$250.9
Segment profit (loss)	(8.6)	(1.4)

Revenue for the three months ended March 31, 2015 decreased 12 percent compared to the three months ended March 31, 2014, primarily due to a decrease in project execution activities on a solar power project in the western United States and a gas-fired power plant in Texas, both of which reached substantial completion during 2014. This decline was partially offset by an increased level of project execution activities on a large gas-fired power plant in Virginia.

Segment profit and segment profit margin for the first quarter of 2015 decreased significantly compared to the first three months of 2014 primarily due to reduced contributions resulting from the decrease in project execution activities mentioned above and an increase in NuScale expenses, net of qualified reimbursable expenditures. These items were partially offset by a reduction in segment overhead expenses in the current year resulting from cost optimization activities and improved performance on various other projects of the segment, none of which were significant individually or in the aggregate.

The Power segment includes the operations of NuScale, which are primarily research and development activities. Although part of the Power segment, these activities could provide future benefits to both commercial and government clients. In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $217 million under the DOE’s Small Modular Reactor Licensing Technical Support Program. This cost-sharing award requires NuScale to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design development and certification. The DOE is to provide cost reimbursement for up to 43 percent of qualified expenditures incurred during the period from June 1, 2014 to May 31, 2019. The Cooperative Agreement also provided for reimbursement of pre-award costs incurred from September 18, 2013 to May 31, 2014, which were recognized in the second quarter of 2014. The company is recognizing the cost-sharing award on an ongoing basis as a reduction of “Total cost of revenue” in the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized. NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit, were $17 million and $13 million for the first quarter of 2015 and 2014, respectively.

Although there has been a recent increase in bidding and proposal activity, the Power segment continues to be impacted by relatively weak demand for new power generation. Market segments with the most likely new near-term opportunities include gas-fired combined cycle generation, renewable energy and air emissions compliance projects for existing coal-fired power plants. New awards in the first quarter of 2015 were $114 million compared to $166 million in the first quarter of 2014. Backlog was $1.9 billion as of both March 31, 2015 and 2014.

Total assets in the Power segment were $196 million as of March 31, 2015 and $179 million as of December 31, 2014.

Other

Corporate general and administrative expense for the three months ended March 31, 2015 was $41 million compared to $38 million for the three months ended March 31, 2014. Net interest expense was $7 million for the three months ended March 31, 2015 compared to $3 million during the corresponding period of 2014. Interest expense increased in 2015 due to the issuance of $500 million of 3.5% Senior Notes in November 2014. Income tax expense for the three months ended March 31, 2015 and 2014 is discussed above under “— Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit totaling $5.3 billion, which may be used for revolving loans, letters of credit and/or general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $3.9 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of March 31, 2015, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of March 31, 2015 was 24.9 percent compared to 24.7 percent as of December 31, 2014.

Cash Flows

Cash and cash equivalents were $1.8 billion as of March 31, 2015 compared to $2.0 billion as of December 31, 2014. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.2 billion and $2.4 billion as of March 31, 2015 and December 31, 2014, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. As of March 31, 2015 and December 31, 2014, non-U.S. cash and cash equivalents amounted to $1.0 billion and $1.1 billion, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in short-term, offshore time deposits, for which there is unrestricted access.

In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated VIEs (joint ventures and partnerships). These amounts (which totaled $343 million and $353 million as of March 31, 2015 and December 31, 2014, respectively, as reflected in the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $586 million and $569 million as of March 31, 2015 and December 31, 2014, respectively, as reflected in the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be advantageous to move cash and cash equivalents between countries due to statutory dividend limitations or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of March 31, 2015 and December 31, 2014 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

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

During the three months ended March 31, 2015, working capital increased primarily due to an increase in prepaid income taxes and a decrease in accounts payable partially offset by a decrease in accounts receivable. Significant drivers of these fluctuations were:

·                  A decrease in accounts payable in the Oil & Gas segment. The lower accounts payable balance in 2015 resulted primarily from normal invoicing and payment activities for numerous projects.

·                  A decrease in accounts receivable in the Oil & Gas segment, primarily for the coal bed methane gas project in Australia.

During the three months ended March 31, 2014, working capital increased primarily due to a decrease in accounts payable and accrued salaries, wages and benefits partially offset by a decrease in accounts receivable. Significant drivers of these fluctuations were:

·                  A decrease in accounts payable in the Industrial & Infrastructure segment. The lower accounts payable balance as of the end of the first quarter of 2014 resulted primarily from normal invoicing and payment activities associated with numerous projects.

·                  A decrease in accrued salaries, wages and benefits resulting primarily from the first quarter payment of incentive compensation from the prior year.

·                  Decreases in accounts receivable in the Oil & Gas and Industrial & Infrastructure segments. The lower accounts receivable balance in 2014   resulted primarily from normal billing and collection activities. A significant contributor to the decrease in accounts receivable in the Oil & Gas segment was the coal bed methane gas project in Australia. The decrease in accounts receivable in the Industrial & Infrastructure segment primarily resulted from numerous projects in the mining and metals business line.

Cash provided by operating activities was $39 million for the three months ended March 31, 2015 compared to $187 million for the corresponding period of the prior year. The period-over-period decrease in cash flows from operating activities was primarily attributable to cash outflows totaling $306 million associated with discontinued operations as discussed below.

The company contributed $0.9 million into its defined benefit pension plans during the three months ended March 31, 2015 compared to $10 million during the corresponding period of the prior year. The company expects to contribute up to $100 million during 2015, which is expected to be in excess of the minimum funding required and includes estimated additional funding to settle the U.S. Plan.

In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a multi-year funding award totaling $217 million under the DOE’s Small Modular Reactor Licensing Technical Support Program. For further discussion of the Cooperative Agreement, see “Power” above.

During 2014, the company recorded a loss from discontinued operations in connection with the reassessment of estimated loss contingencies related to the previously divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri. In October 2014, the company entered into a settlement agreement with counsel for a number of plaintiffs, and in January 2015, the company paid $306 million pursuant to the settlement agreement. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

Investing Activities

Cash utilized by investing activities amounted to $18 million and $94 million for the three months ended March 31, 2015 and 2014, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; and investments in and sales of partnerships and joint ventures.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the three months ended March 31, 2015, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $48 million. During the three months ended March 31, 2014, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $46 million. The company held combined current and noncurrent marketable securities of $400 million and $449 million as of March 31, 2015 and December 31, 2014, respectively.

Capital expenditures of $74 million and $67 million for the three months ended March 31, 2015 and 2014, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $30 million and $25 million during the first quarter of 2015 and 2014, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment.

The company continues to make investments in partnerships or joint ventures primarily for the execution of single contracts or projects. Investments in unconsolidated partnerships and joint ventures were $22 million and $5 million during the three months ended March 31, 2015 and 2014, respectively.

Financing Activities

Cash utilized by financing activities during the three months ended March 31, 2015 and 2014 of $154 million and $225 million, respectively, included company stock repurchases, company dividend payments to stockholders and distributions paid to holders of noncontrolling interests.

Cash utilized by financing activities during the three months ended March 31, 2015 and 2014 included the repurchase and cancellation of 1,939,997 and 2,461,800 shares of the company’s common stock for $112 million and $192 million, respectively, under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2014 were paid in the first quarter of 2015. Quarterly cash dividends of $0.21 per share were declared in the first quarter of 2015 and 2014. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

In November 2014, the company issued $500 million of 3.5% Senior Notes (the “2014 Notes”) due December 15, 2024 and received proceeds of $491 million, net of underwriting discounts. Interest on the 2014 Notes is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2015. Prior to September 15, 2024, the company may redeem the 2014 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. On or after September 15, 2024, the company may redeem the 2014 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of purchase.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. Proceeds from the 2004 Notes were used to pay off the then-outstanding commercial paper and $100 million was used to obtain ownership of engineering and corporate office facilities in California through payoff of the lease financing. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes are convertible if a specified trading price of the company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the fourth quarter of 2014 and first quarter of 2015, and the 2004 Notes were therefore classified as short-term debt as of December 31, 2014 and March 31, 2015. In March 2015, the company notified the holders of the 2004 Notes of its election to redeem all of the outstanding 2004 Notes on May 7, 2015. The redemption price is equal to 100 percent of the principal amount plus accrued and unpaid interest up to (but excluding) May 7, 2015. The holders of the 2004 Notes may, at their option, convert the 2004 Notes at any time before the close of business on May 6, 2015.

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $4 million and $16 million during the three months ended March 31, 2015 and 2014, respectively. Distributions in 2014 primarily related to a mining joint venture project in Argentina.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the three months ended March 31, 2015 and 2014, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $78 million and $18 million, respectively, of which $49 million and $9 million, respectively, related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of March 31, 2015, the company had a combination of committed and uncommitted lines of credit that totaled $5.3 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. The committed lines of credit consist of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in May 2019. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving advances. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $750 million for the company’s subsidiaries. Borrowings under both facilities bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. As of March 31, 2015, letters of credit and borrowings totaling $1.4 billion were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $15.5 billion as of March 31, 2015. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of March 31, 2015 and December 31, 2014 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first quarter of 2015. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2014 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	March 31,
(in millions)	2015	2014
Backlog — beginning of period	$42,481.5	$34,907.1
New awards	4,447.7	10,668.5
Adjustments and cancellations, net(1)	(1,315.4)	(171.1)
Work performed	(4,419.0)	(5,241.9)
Backlog — end of period	$41,194.8	$40,162.6

(1)         Backlog as of March 31, 2015 was reduced by approximately $1.6 billion due to a strengthening U.S. dollar compared to most major foreign currencies.

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

For information on matters in dispute, see Note 14 to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 18, 2015, and Note 13 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended March 31, 2015 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (2)

January 1, 2015 — January 31, 2015	714,841	$58.31	714,841	11,203,016

February 1, 2015 — February 28, 2015	419,534	56.17	409,156	10,793,860

March 1, 2015 — March 31, 2015	816,000	57.54	816,000	9,977,860

Total	1,950,375	$57.53	1,939,997

(1)         Consists of 1,939,997 shares of company stock repurchased and cancelled by the company under its stock repurchase program for total consideration of $112 million and 10,378 shares of company stock cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

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

Item 5. Other Information

The company previously announced the retirement of its Executive Vice President, Business Development and Strategy, David R. Dunning, effective June 1, 2015. On April 28, 2015, the company entered into an agreement with Mr. Dunning, pursuant to which he will provide advisory and consultation services to the company following his retirement, as and when requested by the company, at an agreed hourly rate.

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

4.6

Third Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of November 25, 2014 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 25, 2014).

10.1	Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 filed on May 1, 2014).

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

10.10	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on February 18, 2015).

10.11

Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of January 1, 2015 (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed on February 18, 2015).

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

10.16

Form of Stock Unit Agreement under the Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed on February 18, 2015).

10.17

Form of Restricted Stock Agreement under the Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed on February 18, 2015).

10.18

Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 29, 2010).

10.19

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

10.20

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

10.21

Amendment No. 2 dated as of November 25, 2014 to that certain Revolving Loan and Letter of Credit Facility Agreement dated as of November 9, 2012 (as amended May 28, 2014), among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo - Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 1, 2014).

10.22

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

10.23

Amendment No. 1 dated as of November 25, 2014 to that certain Revolving Loan and Letter of Credit Facility Agreement dated as of May 28, 2014, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo - Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 1, 2014).

10.24	Form of Value Driver Incentive Award Agreement (for the senior team) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan.*

10.25	Form of Value Driver Incentive Award Agreement (for non-senior executives) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan.*

10.26	Form of Option Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan.*

10.27	Form of Restricted Stock Unit Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan.*

10.28	Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan.*

10.29	Offer of Employment Letter from Fluor Corporation to Biggs C. Porter (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2012).

10.30	Retention Award granted to David R. Dunning on September 26, 2013 (incorporated by reference to Exhibit 10.36 to the registrant’s Annual Report on Form 10-K filed on February 18, 2014).

10.31	Consulting Agreement between Fluor Corporation and David R. Dunning.*

31.1	Certification of Chief Executive Officer of Fluor Corporation.*

31.2	Certification of Chief Financial Officer of Fluor Corporation.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	April 30, 2015	/s/ Biggs C. Porter
Biggs C. Porter
Executive Vice President and Chief Financial Officer

Date:	April 30, 2015	/s/ Gary G. Smalley
Gary G. Smalley
Senior Vice President and Controller (Chief Accounting Officer)