Form 10-Q
period 2015-06-30
FLUOR CORP
filed 2015-07-30
CIK 1124198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 24, 2015, 144,943,262 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

June 30, 2015

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

TOTAL REVENUE	$4,810,106	$5,251,664	$9,358,755	$10,636,300

TOTAL COST OF REVENUE	4,516,125	4,906,352	8,767,314	9,978,656

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	47,785	56,711	88,895	94,484
Interest expense	11,401	7,445	23,569	14,342
Interest income	(4,054)	(4,133)	(8,750)	(7,939)
Total cost and expenses	4,571,257	4,966,375	8,871,028	10,079,543

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	238,849	285,289	487,727	556,757
INCOME TAX EXPENSE	78,105	90,126	161,379	168,284

EARNINGS FROM CONTINUING OPERATIONS	160,744	195,163	326,348	388,473
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	(85,183)	—	(85,183)

NET EARNINGS	160,744	109,980	326,348	303,290

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	12,237	32,190	33,762	76,426

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$148,507	$77,790	$292,586	$226,864

AMOUNTS ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$148,507	$162,973	$292,586	$312,047
Loss from discontinued operations, net of taxes	—	(85,183)	—	(85,183)
Net earnings	$148,507	$77,790	$292,586	$226,864

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$1.02	$1.03	$1.99	$1.96
Loss from discontinued operations, net of taxes	—	(0.54)	—	(0.54)
Net earnings	$1.02	$0.49	$1.99	$1.42

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$1.00	$1.02	$1.96	$1.93
Loss from discontinued operations, net of taxes	—	(0.54)	—	(0.52)
Net earnings	$1.00	$0.48	$1.96	$1.41

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	146,261	158,465	146,996	159,339
DILUTED	147,921	160,454	148,918	161,407

DIVIDENDS DECLARED PER SHARE	$0.21	$0.21	$0.42	$0.42

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

NET EARNINGS	$160,744	$109,980	$326,348	$303,290

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	12,885	13,438	(35,839)	709
Ownership share of equity method investees’ other comprehensive income (loss)	1,653	12,343	(2,828)	10,345
Defined benefit pension and postretirement plan adjustments	2,677	1,509	5,365	3,157
Unrealized gain on derivative contracts	496	934	1,390	505
Unrealized gain (loss) on available-for-sale securities	(235)	231	374	213

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	17,476	28,455	(31,538)	14,929

COMPREHENSIVE INCOME	178,220	138,435	294,810	318,219

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	11,626	32,555	33,742	72,452

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$166,594	$105,880	$261,068	$245,767

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	June 30,	December 31,
(in thousands, except share and per share amounts)	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($281,828 and $352,996 related to variable interest entities (“VIEs”))	$1,723,760	$1,993,125
Marketable securities, current ($70,065 and $14,082 related to VIEs)	166,082	105,131
Accounts and notes receivable, net ($235,075 and $193,565 related to VIEs)	1,265,879	1,471,705
Contract work in progress ($196,177 and $166,334 related to VIEs)	1,507,880	1,587,275
Deferred taxes	201,895	340,223
Other current assets ($18,407 and $38,848 related to VIEs)	337,221	260,588
Total current assets	5,202,717	5,758,047

Marketable securities, noncurrent	242,570	343,644
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,078,281 and $1,081,198) (net PP&E of $84,848 and $77,579 related to VIEs))	964,409	980,263
Investments and goodwill	352,735	302,757
Deferred taxes	210,961	201,004
Deferred compensation trusts	369,269	405,022
Other assets ($24,618 and $24,003 related to VIEs)	217,712	203,692
TOTAL ASSETS	$7,560,373	$8,194,429

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($178,738 and $213,837 related to VIEs)	$1,212,814	$1,422,084
Convertible senior notes and other borrowings	—	28,742
Advance billings on contracts ($183,831 and $151,321 related to VIEs)	577,376	569,418
Accrued salaries, wages and benefits ($51,947 and $51,749 related to VIEs)	688,219	725,586
Other accrued liabilities ($17,420 and $21,709 related to VIEs)	264,140	585,023
Total current liabilities	2,742,549	3,330,853

LONG-TERM DEBT DUE AFTER ONE YEAR	992,460	991,685
NONCURRENT LIABILITIES	603,762	648,061
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 145,384,573 and 148,633,640 shares in 2015 and 2014, respectively	1,454	1,486
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(515,730)	(484,212)
Retained earnings	3,630,881	3,593,597
Total shareholders’ equity	3,116,605	3,110,871

Noncontrolling interests	104,997	112,959

Total equity	3,221,602	3,223,830

TOTAL LIABILITIES AND EQUITY	$7,560,373	$8,194,429

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended
	June 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$326,348	$303,290
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Loss from discontinued operations, net of taxes	—	85,183
Depreciation of fixed assets	94,695	94,863
Amortization of intangibles	445	446
Loss on sales of equity method investments	—	2,158
(Earnings) loss from equity method investments, net of distributions	(7,377)	1,027
Gain on sale of property, plant and equipment	(18,034)	(12,146)
Restricted stock and stock option amortization	27,774	23,761
Deferred compensation trust	35,754	(13,155)
Deferred compensation obligation	3,169	16,446
Deferred taxes	146,941	(22,892)
Excess tax benefit from stock-based plans	—	(3,857)
Net retirement plan accrual (contributions)	6,968	(3,628)
Changes in operating assets and liabilities	(111,957)	(38,785)
Cash outflows from discontinued operations	(306,490)	(3,115)
Other items	5,953	(3,867)
Cash provided by operating activities	204,189	425,729
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(182,561)	(197,656)
Proceeds from the sales and maturities of marketable securities	220,728	164,903
Capital expenditures	(133,487)	(148,916)
Proceeds from disposal of property, plant and equipment	54,890	47,105
Proceeds from sales of equity method investments	—	44,000
Investments in partnerships and joint ventures	(47,458)	(17,999)
Other items	911	1,959
Cash utilized by investing activities	(86,977)	(106,604)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(214,253)	(323,500)
Dividends paid	(63,531)	(59,681)
Repayment of convertible debt and other borrowings	(28,425)	(73)
Distributions paid to noncontrolling interests	(41,766)	(44,284)
Capital contributions by noncontrolling interests	2,294	190
Taxes paid on vested restricted stock	(8,392)	(11,141)
Stock options exercised	1,162	15,378
Excess tax benefit from stock-based plans	—	3,857
Other items	(3,495)	(1,870)
Cash utilized by financing activities	(356,406)	(421,124)
Effect of exchange rate changes on cash	(30,171)	1,226
Decrease in cash and cash equivalents	(269,365)	(100,773)
Cash and cash equivalents at beginning of period	1,993,125	2,283,582
Cash and cash equivalents at end of period	$1,723,760	$2,182,809

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  Principles of Consolidation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2014 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2015 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of June 30, 2015 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

(2)                  Recent Accounting Pronouncements

New accounting pronouncements implemented by the company during the first six months of 2015 or requiring implementation in future periods are discussed below or elsewhere in the notes, where appropriate.

In the second quarter of 2015, the company adopted Accounting Standards Update (“ASU”) 2015-08, “Pushdown Accounting: Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon acquisition. The adoption of ASU 2015-08 did not have an impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2015, the company adopted ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which makes limited amendments to the guidance in Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” on accounting for certain repurchase agreements (“repos”). The ASU (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements); (2) eliminates accounting guidance on linked repurchase financing transactions; and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions and repurchase-to-maturity transactions) accounted for as secured borrowings. The adoption of ASU 2014-11 did not have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2015, the company adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components of an entity that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also expands the scope of ASC 205-20, “Discontinued Operations,” to disposals of equity method investments and acquired businesses held for sale. The adoption of ASU 2014-08 did not have a material impact on the company’s financial position, results of operations or cash flows.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and subsequent interim reporting periods. Management does not expect the adoption of ASU 2014-15 to  have a material impact on the company’s financial position, results of operations or cash flows.

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

(3)                  Discontinued Operations

The company recorded a loss from discontinued operations of $85 million (net of taxes of $47 million) during the three months ended June 30, 2014 in connection with the reassessment of estimated loss contingencies related to the lead business of St. Joe Minerals Corporation (“St. Joe”) and The Doe Run Company (“Doe Run”) in Herculaneum, Missouri, which are discontinued operations. In 1994, the company sold its interests in St. Joe and Doe Run, along with all liabilities associated with its lead business, pursuant to a sale agreement in which the buyer agreed to indemnify the company for those liabilities.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(4)                  Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$21,082	$(8,197)	$12,885	$21,359	$(7,921)	$13,438
Ownership share of equity method investees’ other comprehensive income	1,838	(185)	1,653	19,176	(6,833)	12,343
Defined benefit pension and postretirement plan adjustments	4,283	(1,606)	2,677	2,415	(906)	1,509
Unrealized gain on derivative contracts	648	(152)	496	1,426	(492)	934
Unrealized gain (loss) on available-for-sale securities	(375)	140	(235)	369	(138)	231
Total other comprehensive income	27,476	(10,000)	17,476	44,745	(16,290)	28,455
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(611)	—	(611)	365	—	365
Other comprehensive income attributable to Fluor Corporation	$28,087	$(10,000)	$18,087	$44,380	$(16,290)	$28,090

The tax effects of the components of OCI for the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(57,189)	$21,350	$(35,839)	$3,559	$(2,850)	$709
Ownership share of equity method investees’ other comprehensive income (loss)	(4,164)	1,336	(2,828)	18,232	(7,887)	10,345
Defined benefit pension and postretirement plan adjustments	8,584	(3,219)	5,365	5,051	(1,894)	3,157
Unrealized gain on derivative contracts	2,062	(672)	1,390	781	(276)	505
Unrealized gain on available-for-sale securities	599	(225)	374	340	(127)	213
Total other comprehensive income (loss)	(50,108)	18,570	(31,538)	27,963	(13,034)	14,929
Less: Other comprehensive loss attributable to noncontrolling interests	(20)	—	(20)	(3,974)	—	(3,974)
Other comprehensive income (loss) attributable to Fluor Corporation	$(50,088)	$18,570	$(31,518)	$31,937	$(13,034)	$18,903

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended June 30, 2015 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of March 31, 2015	$(168,660)	$(34,917)	$(322,457)	$(8,131)	$348	$(533,817)
Other comprehensive income (loss) before reclassifications	13,660	1,653	—	(120)	(234)	14,959
Amounts reclassified from AOCI	—	—	2,677	452	(1)	3,128
Net other comprehensive income (loss)	13,660	1,653	2,677	332	(235)	18,087
Balance as of June 30, 2015	$(155,000)	$(33,264)	$(319,780)	$(7,799)	$113	$(515,730)

Attributable to Noncontrolling Interests:
Balance as of March 31, 2015	$1,848	$—	$—	$(614)	$—	$1,234
Other comprehensive income (loss) before reclassifications	(775)	—	—	105	—	(670)
Amounts reclassified from AOCI	—	—	—	59	—	59
Net other comprehensive income (loss)	(775)	—	—	164	—	(611)
Balance as of June 30, 2015	$1,073	$—	$—	$(450)	$—	$623

The changes in AOCI balances by component (after-tax) for the six months ended June 30, 2015 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2014	$(119,416)	$(30,436)	$(325,145)	$(8,954)	$(261)	$(484,212)
Other comprehensive income (loss) before reclassifications	(35,584)	(2,828)	—	476	444	(37,492)
Amounts reclassified from AOCI	—	—	5,365	679	(70)	5,974
Net other comprehensive income (loss)	(35,584)	(2,828)	5,365	1,155	374	(31,518)
Balance as of June 30, 2015	$(155,000)	$(33,264)	$(319,780)	$(7,799)	$113	$(515,730)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2014	$1,328	$—	$—	$(685)	$—	$643
Other comprehensive income (loss) before reclassifications	(255)	—	—	102	—	(153)
Amounts reclassified from AOCI	—	—	—	133	—	133
Net other comprehensive income (loss)	(255)	—	—	235	—	(20)
Balance as of June 30, 2015	$1,073	$—	$—	$(450)	$—	$623

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balances by component (after-tax) for the three months ended June 30, 2014 are as follows:

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

	Location in	Three Months Ended		Six Months Ended
	Condensed Consolidated	June 30,		June 30,
(in thousands)	Statement of Earnings	2015	2014	2015	2014
Component of AOCI:
Defined benefit pension plan adjustments	Various accounts(1)	$(4,283)	$(3,291)	$(8,584)	$(6,572)
Income tax benefit	Income tax expense	1,606	1,234	3,219	2,464
Net of tax		$(2,677)	$(2,057)	$(5,365)	$(4,108)

Unrealized gain (loss) on derivative contracts:
Commodity contracts and foreign currency contracts	Total cost of revenue	$(398)	$420	$(460)	$549
Interest rate contracts	Interest expense	(420)	(420)	(839)	(839)
Income tax benefit (net)	Income tax expense	307	6	487	117
Net of tax		(511)	6	(812)	(173)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(59)	(6)	(133)	(9)
Net of tax and noncontrolling interests		$(452)	$12	$(679)	$(164)

Unrealized gain (loss) on available-for-sale securities	Corporate general and administrative expense	$2	$(4)	$112	$(17)
Income tax benefit (expense)	Income tax expense	(1)	1	(42)	6
Net of tax		$1	$(3)	$70	$(11)

(1)            Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

(5)                Income Taxes

The effective tax rate on earnings from continuing operations for the three and six months ended June 30, 2015 was 32.7 percent and 33.1 percent, respectively, compared to 31.6 percent and 30.2 percent for the corresponding periods of 2014. The slightly higher effective tax rate for the three months ended June 30, 2015 compared to the same period in the prior year was primarily due to lower earnings attributable to noncontrolling interests for which taxes are not the responsibility of the company, which was partially offset by a benefit for an IRS settlement in 2015. The higher effective tax rate for the six months ended June 30, 2015 was due to lower earnings attributable to noncontrolling interests, which was partially offset by the benefit for the IRS settlement in 2015 and the recognition of a deferred tax benefit attributable to foreign taxes previously paid on certain unremitted foreign earnings in 2014.

The company conducts business globally and, as a result, the company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the United Kingdom and the United States. Although the company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and unfavorably. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2009.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)                  Cash Paid for Interest and Taxes

Cash paid for interest was $21 million and $12 million for the six months ended June 30, 2015 and 2014, respectively. Income tax payments, net of refunds, were $115 million and $142 million during the six-month periods ended June 30, 2015 and 2014, respectively.

(7)                   Earnings Per Share

Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three and six months ended June 30, 2015 and 2014 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

Amounts attributable to Fluor Corporation:
Earnings from continuing operations	$148,507	$162,973	$292,586	$312,047
Loss from discontinued operations, net of taxes	—	(85,183)	—	(85,183)
Net earnings	$148,507	$77,790	$292,586	$226,864

Basic EPS:
Weighted average common shares outstanding	146,261	158,465	146,996	159,339

Basic EPS attributable to Fluor Corporation:
Earnings from continuing operations	$1.02	$1.03	$1.99	$1.96
Loss from discontinued operations, net of taxes	—	(0.54)	—	(0.54)
Net earnings	$1.02	$0.49	$1.99	$1.42

Diluted EPS:
Weighted average common shares outstanding	146,261	158,465	146,996	159,339

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units	1,660	1,555	1,742	1,632
Conversion equivalent of dilutive convertible debt	—	434	180	436
Weighted average diluted shares outstanding	147,921	160,454	148,918	161,407

Diluted EPS attributable to Fluor Corporation:
Earnings from continuing operations	$1.00	$1.02	$1.96	$1.93
Loss from discontinued operations, net of taxes	—	(0.54)	—	(0.52)
Net earnings	$1.00	$0.48	$1.96	$1.41

Anti-dilutive securities not included above	3,499	680	3,330	560

During the three and six months ended June 30, 2015, the company repurchased and cancelled 1,782,679 and 3,722,676 shares, respectively, of its common stock under its stock repurchase program for $103 million and $214 million, respectively. During the three and six months ended June 30, 2014, the company repurchased and cancelled 1,750,885 and 4,212,685 shares, respectively, of its common stock under its stock repurchase program for $132 million and $324 million, respectively.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$588	$588	$—	$—	$14,419	$14,419	$—	$—
Marketable securities, current(2)	85,502	—	85,502	—	80,706	—	80,706	—
Deferred compensation trusts(3)	56,449	56,449	—	—	94,893	94,893	—	—
Marketable securities, noncurrent(4)	242,570	—	242,570	—	343,644	—	343,644	—
Derivative assets(5)
Commodity contracts	262	—	262	—	561	—	561	—
Foreign currency contracts	10,822	—	10,822	—	180	—	180	—

Liabilities:
Derivative liabilities(5)
Commodity contracts	$1,565	$—	$1,565	$—	$2,290	$—	$2,290	$—
Foreign currency contracts	11,921	—	11,921	—	4,392	—	4,392	—

(1) Consists primarily of registered money market funds valued at fair value. These investments represent the net asset value of the shares of such funds as of the close of business at the end of the period.

(2) Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities and other debt securities with maturities of less than one year that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

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

(5)     See Note 9 for the classification of commodity and foreign currency contracts in the Condensed Consolidated Balance Sheet. Commodity and foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of June 30, 2015: money market funds of $1 million, U.S. agency securities of $56 million, U.S. Treasury securities of $68 million, corporate debt securities of $202 million and other debt securities of $2 million. As of December 31, 2014, available-for-sale securities consisted of money market funds of $14 million, U.S. agency securities of $73 million, U.S. Treasury securities of $107 million and corporate debt securities of $245 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During the three and six months ended June 30, 2015, proceeds from sales and maturities of available-for-sale securities were $20 million and $203 million, respectively, compared to $53 million and $117 million for the corresponding periods of 2014.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		June 30, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,017,820	$1,017,820	$1,224,834	$1,224,834
Cash equivalents(2)	Level 2	705,352	705,352	753,872	753,872
Marketable securities, current(3)	Level 2	80,580	80,580	24,425	24,425
Notes receivable, including noncurrent portion(4)	Level 3	16,943	16,943	19,284	19,284
Liabilities:
3.375% Senior Notes(5)	Level 2	$497,265	$512,904	$497,045	$510,465
3.5% Senior Notes(5)	Level 2	494,909	499,111	494,640	498,914
1.5% Convertible Senior Notes(5)	Level 2	—	—	18,324	40,826
Other borrowings(6)	Level 2	286	286	10,418	10,418

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

(5)     The fair value of the 3.375% Senior Notes, 3.5% Senior Notes and 1.5% Convertible Senior Notes were estimated based on quoted market prices for similar issues.

(6)     Other borrowings as of December 31, 2014 primarily represent amounts outstanding under a short-term credit facility. The carrying amount of borrowings under this credit facility approximates fair value because of the short-term maturity.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

As of June 30, 2015, the company had total gross notional amounts of $852 million of foreign currency contracts and $8 million of commodity contracts outstanding relating to engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. The foreign currency contracts are of varying duration, none of which extend beyond December 2017. The commodity contracts are of varying duration, none of which extend beyond May 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the three and six months ended June 30, 2015 and 2014.

The fair values of derivatives designated as hedging instruments under ASC 815 as of June 30, 2015 and December 31, 2014 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
(in thousands)	Location	2015	2014	Location	2015	2014
Commodity contracts	Other current assets	$175	$365	Other accrued liabilities	$883	$1,362
Foreign currency contracts	Other current assets	6,214	128	Other accrued liabilities	6,955	3,721
Commodity contracts	Other assets	87	196	Noncurrent liabilities	682	928
Foreign currency contracts	Other assets	4,608	52	Noncurrent liabilities	4,966	671
Total		$11,084	$741		$13,486	$6,682

The pre-tax net gains recognized in earnings associated with the hedging instruments designated as fair value hedges for the three and six months ended June 30, 2015 and 2014 were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2015	2014	2015	2014

Foreign currency contracts	Corporate general and administrative expense	$5,237	$2,092	$4,083	$3,351

The pre-tax amount of gain (loss) recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the amount of gain (loss) recognized in earnings on the hedged items in the same locations in the Condensed Consolidated Statement of Earnings.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The after-tax amount of gain (loss) recognized in OCI associated with the derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cash Flow Hedges (in thousands)	2015	2014	2015	2014
Commodity contracts	$11	$93	$(102)	$(50)
Foreign currency contracts	(131)	724	578	323
Total	$(120)	$817	$476	$273

The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges was as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2015	2014	2015	2014
Commodity contracts	Total cost of revenue	$(120)	$(8)	$(211)	$70
Foreign currency contracts	Total cost of revenue	(70)	282	56	290
Interest rate contracts	Interest expense	(262)	(262)	(524)	(524)
Total		$(452)	$12	$(679)	$(164)

(10)            Retirement Benefits

Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans included the following components:

	U.S. Pension Plan				Non-U.S. Pension Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$1,700	$950	$3,400	$1,900	$5,139	$4,176	$10,341	$8,329
Interest cost	3,800	7,918	7,599	15,837	6,648	8,881	13,289	17,685
Expected return on assets	(5,275)	(7,526)	(10,550)	(15,052)	(12,295)	(12,361)	(24,600)	(24,609)
Amortization of prior service cost	216	188	433	375	(203)	—	(409)	—
Recognized net actuarial loss	2,351	1,108	4,702	2,217	1,919	1,996	3,858	3,980
Net periodic pension expense	$2,792	$2,638	$5,584	$5,277	$1,208	$2,692	$2,479	$5,385

The company currently expects to contribute up to $100 million into its defined benefit pension plans during 2015, which is expected to be in excess of the minimum funding required and includes estimated additional funding to settle the U.S. defined benefit pension plan (the “U.S. Plan”). During the six months ended June 30, 2015, contributions of approximately $2 million were made by the company.

The company’s Board of Directors previously approved amendments to freeze the accrual of future service-related benefits for salaried participants of the U.S. Plan as of December 31, 2011 and craft participants of the U.S. Plan as of December 31, 2013. During the fourth quarter of 2014, the company’s Board of Directors approved an amendment to terminate the U.S. Plan effective December 31, 2014. The U.S. Plan is expected to be settled in late 2015, subject to regulatory approval. The company’s ultimate settlement obligation will depend upon the nature and timing of participant settlements and prevailing market conditions. Upon settlement, the company expects to recognize additional expense, consisting of unrecognized actuarial losses included in AOCI that totaled approximately $269 million as of June 30, 2015, adjusted for the difference between the ultimate settlement obligation and the company’s accrued pension liability, which could be significant. The company does not expect the settlement of the plan obligations to have a material impact on its cash position.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(11)            Financing Arrangements

As of June 30, 2015, the company had a combination of committed and uncommitted lines of credit that totaled $5.4 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. The committed lines of credit consist of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in May 2019. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $750 million for the company’s subsidiaries. Borrowings under both facilities bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

In November 2014, the company issued $500 million of 3.5% Senior Notes (the “2014 Notes”) due December 15, 2024 and received proceeds of $491 million, net of underwriting discounts. Interest on the 2014 Notes is payable semi-annually on June 15 and December 15 of each year, and began on June 15, 2015. Prior to September 15, 2024, the company may redeem the 2014 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. On or after September 15, 2024, the company may redeem the 2014 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of purchase.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes were convertible if a specified trading price of the company’s common stock (the “trigger price”) was achieved and maintained for a specified period. The trigger price condition was satisfied during the first half of 2015 and the year ended December 31, 2014, and the 2004 Notes were therefore classified as short-term debt as of December 31, 2014. During the six months ended June 30, 2015, holders converted $8 million of the 2004 Notes in exchange for the principal balance owed in cash plus 167,674 shares of the company’s common stock at a conversion rate of 37.0997 shares per each $1,000 principal amount of the 2004 Notes. On May 7, 2015, the company redeemed the remaining $10 million of outstanding 2004 Notes at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest up to (but excluding) May 7, 2015. During the six months ended June 30, 2014, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,727 shares of the company’s common stock at a conversion rate of 36.6729 shares per each $1,000 principal amount of the 2004 Notes. Interest expense for both the three months ended June 30, 2015 and 2014 included original coupon interest of less than $0.1 million. Interest expense for both the six months ended June 30, 2015 and 2014 included original coupon interest of $0.1 million.

During the third quarter of 2013, the company established a short-term credit facility to purchase land and construction equipment associated with the equipment operations in the Global Services segment. Outstanding borrowings under the facility were $10 million as of December 31, 2014. All borrowings under the facility were repaid during the second quarter of 2015; therefore, no borrowings were outstanding under the credit facility as of June 30, 2015.

As of June 30, 2015, the company was in compliance with all of the financial covenants related to its debt agreements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(12)           Stock-Based Plans

The company’s executive and director stock-based compensation plans are described, and informational disclosures provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2014. In the first half of 2015 and 2014, restricted stock units and restricted shares totaling 546,679 and 370,014, respectively, were granted to executives and directors, at weighted-average per share prices of $59.11 and $79.06, respectively. For the company’s executives, the restricted units granted in 2015 and 2014 generally vest ratably over three years. For the company’s directors, the restricted units and shares granted in 2015 and 2014 vest or vested on the first anniversary of the grant. During the first half of 2015 and 2014, options for the purchase of 963,288 shares at a weighted-average exercise price of $59.05 per share and 684,486 shares at a weighted-average exercise price of $79.19 per share, respectively, were awarded to executives. The options granted in 2015 and 2014 vest ratably over three years. The options expire ten years after the grant date.

In the first half of 2015 and 2014, performance-based Value Driver Incentive (“VDI”) units totaling 430,970 and 315,551, respectively, were granted to executives at weighted-average per share prices of $59.05 and $79.19, respectively. The number of units is adjusted at the end of each performance period based on the achievement of certain performance criteria. The VDI awards granted in 2015 can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718. The VDI awards granted in 2014 may be settled in cash, based on the closing price of the company’s common stock on the vesting date, or company stock. In accordance with ASC 718, the awards granted in 2014 are classified as liabilities and remeasured at fair value at the end of each reporting period until the awards are settled. Both the VDI awards granted in 2015 and 2014 vest after a period of approximately three years.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and six months ended June 30, 2015, net earnings attributable to noncontrolling interests were $12 million and $34 million, respectively. For the three and six months ended June 30, 2014, net earnings attributable to noncontrolling interests were $32 million and $76 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods presented. Distributions paid to noncontrolling interests were $42 million and $44 million for the six months ended June 30, 2015 and 2014, respectively. Capital contributions by noncontrolling interests were $2 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.

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

As of June 30, 2015, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

St. Joe Minerals Matters

Since 1995, the company has been named as a defendant in a number of lawsuits alleging injuries resulting from the lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri, which the company sold in 1994. Until December 2010, substantially all of the lawsuits were settled and paid by the buyer of the business, who had agreed to indemnify the company for all such liabilities; in all of these cases the company was fully released. Since December 2010, the

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

company has made payments to settle several other lawsuits relating to the lead business, including a $306 million payment in January 2015. The company has filed suit against the buyer seeking indemnification for all liabilities arising from the post-December 2010 lead exposures cases, including the January 2015 payment. The trial is currently scheduled to begin October 26, 2015.

Other Matters

The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. As of June 30, 2015 and December 31, 2014, the company had recorded $23 million and $21 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract work in progress. Additional costs are expected to be incurred in future quarters. The company believes the ultimate recovery of incurred and future costs related to these claims is probable in accordance with ASC 605-35-25.

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

(15)           Guarantees

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $15.4 billion as of June 30, 2015. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of June 30, 2015 and December 31, 2014 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(16)           Variable Interest Entities

In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Such funding is infrequent and is not anticipated to be material. Receivables related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” in the Condensed Consolidated Balance Sheet were $189 million and $113 million as of June 30, 2015 and December 31, 2014, respectively.

The company accounts for its partnerships and joint ventures in accordance with ASC 810, “Consolidation.” In accordance with ASC 810, the company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a VIE. The company considers a partnership or joint venture a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the partnership or joint venture is a VIE. The majority of the company’s partnerships and joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support

The company also performs a qualitative assessment of each VIE to determine if the company is its primary beneficiary, as required by ASC 810. The company concludes that it is the primary beneficiary and consolidates the VIE if the company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if the company is the primary beneficiary. The company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. As required by ASC 810, management’s assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The cost and equity methods of accounting are also used, depending on the company’s respective ownership interest and amount of influence on the entity, as well as other factors. The net carrying value of the unconsolidated VIEs classified under “Investments and goodwill” and “Other accrued liabilities” in the Condensed Consolidated Balance Sheet was a net asset of $153 million and $107 million as of June 30, 2015 and December 31, 2014, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of June 30, 2015 for the unconsolidated VIEs were $20 million.

In some cases, the company is required to consolidate certain VIEs. As of June 30, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $933 million and $436 million, respectively. As of December 31, 2014, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $891 million and $442 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

The company has agreements with certain VIEs to provide financial or performance assurances to clients. See Note 15 for a further discussion of such agreements. A discussion of the company’s more significant or unique VIEs is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2014.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(17)           Operating Information by Segment

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

Operating information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
External Revenue (in millions)	2015	2014	2015	2014
Oil & Gas	$2,751.2	$2,857.3	$5,222.8	$5,640.1
Industrial & Infrastructure	1,080.0	1,448.1	2,160.3	3,063.8
Government	603.1	598.6	1,249.1	1,191.8
Global Services	125.4	143.7	255.1	285.7
Power	250.4	204.0	471.5	454.9
Total external revenue	$4,810.1	$5,251.7	$9,358.8	$10,636.3

The Global Services segment represents a combination of other operating segments that do not meet the ASC 280, “Segment Reporting,” requirements for separate disclosure or aggregation. Intercompany revenue for the Global Services segment, excluded from the amounts shown above, was $108 million and $223 million for the three and six months ended June 30, 2015, respectively, and $139 million and $275 million for the three and six months ended June 30, 2014, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment Profit (Loss) (in millions)	2015	2014	2015	2014
Oil & Gas	$202.3	$167.2	$385.6	$306.2
Industrial & Infrastructure	58.3	95.6	129.4	192.8
Government	17.2	13.9	32.0	26.4
Global Services	14.1	21.5	29.4	42.3
Power	(10.1)	14.9	(18.7)	13.5
Total segment profit	$281.8	$313.1	$557.7	$581.2

Power segment profit for the three and six months ended June 30, 2015 and 2014 included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. In May 2014, NuScale entered into a cost-sharing agreement with the U.S. Department of Energy (“DOE”) establishing the terms and conditions of a multi-year funding award that allows certain qualified expenditures to be reimbursed. NuScale expenses included in the determination of segment profit were $19 million and $36 million for the three and six months ended June 30, 2015, respectively, and $4 million and $17 million for the three and six months ended June 30, 2014, respectively. NuScale expenses were net of qualified reimbursable expenses of $17 million and $31 million for the three and six month periods of 2015, respectively, and $17 million for both the three and six month periods of 2014. The company recognizes the cost-sharing award with the DOE, when earned, as a reduction of “Total cost of revenue” in the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized, with the exception of certain pre-award costs which were recognized in the second quarter of 2014 upon entering into the cost-sharing agreement.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

A reconciliation of total segment profit to earnings from continuing operations before taxes is as follows:

	Three Months Ended		Six Months Ended
Reconciliation of Total Segment Profit to Earnings from	June 30,		June 30,
Continuing Operations Before Taxes (in millions)	2015	2014	2015	2014
Total segment profit	$281.8	$313.1	$557.7	$581.2
Corporate general and administrative expense	(47.8)	(56.7)	(88.9)	(94.5)
Interest income (expense), net	(7.4)	(3.3)	(14.9)	(6.4)
Earnings attributable to noncontrolling interests	12.2	32.2	33.8	76.4
Earnings from continuing operations before taxes	$238.8	$285.3	$487.7	$556.7

Total assets by segment are as follows:

	June 30,	December 31,
Total Assets by Segment (in millions)	2015	2014
Oil & Gas	$1,545.8	$1,745.3
Industrial & Infrastructure	840.5	848.2
Government	485.2	540.1
Global Services	761.9	781.9
Power	212.3	178.6

The above changes in total assets by segment are primarily due to fluctuations in project working capital related to project execution activities.

(18)           Subsequent Event

On July 30, 2015, the company announced the signing of an agreement to sell, pending the completion of certain closing conditions, 50% of its ownership of Fluor S.A., its principal Spanish operating subsidiary, to Sacyr Industrial, S.L.U. for a purchase price of approximately $43 million, subject to certain purchase price adjustments. The company expects to close the transaction and record a pre-tax gain in excess of $40 million in the third quarter of 2015, reflecting both a gain on the sale and the revaluation of its remaining interest.

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

•                  Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses;

•                  Failure of our employees, agents or partners to comply with laws, which could result in harm to our reputation and reduced profits or losses;

•                  Failure to obtain favorable results in existing or future litigation or dispute resolution proceedings (including claims for indemnification), or claims against project owners, subcontractors or suppliers;

•                  Client delays or defaults in making payments;

•                  Failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects;

•                  Liabilities arising from faulty services that could result in significant professional or product liability, warranty or other claims;

•                  Failure of our suppliers or subcontractors to provide supplies or services at the agreed-upon levels or times;

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

•                  Foreign exchange risks;

•                  The inability to hire and retain qualified personnel;

•                  Failure to maintain safe work sites;

•                  The availability of credit and restrictions imposed by credit facilities, both for the company and our clients, suppliers, subcontractors or other partners;

•                  Possible limitations of bonding or letter of credit capacity;

•                  The risks associated with acquisitions, dispositions or other investments;

•                  The company’s ability to secure appropriate insurance;

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

RESULTS OF OPERATIONS

Summary

Consolidated revenue for the three months ended June 30, 2015 decreased 8 percent from $5.3 billion to $4.8 billion compared to the three months ended June 30, 2014. Consolidated revenue for the six months ended June 30, 2015 decreased 12 percent from $10.6 billion to $9.4 billion compared to the first half of the prior year. The revenue decreases in the current year periods were principally due to a significant decline in project execution activities in the mining and metals and infrastructure business lines of the Industrial & Infrastructure segment. The Oil & Gas segment also contributed to the revenue decline.

Earnings from continuing operations attributable to Fluor Corporation were $149 million and $293 million for the three and six months ended June 30, 2015, respectively, compared to earnings from continuing operations attributable to Fluor Corporation of $163 million and $312 million, respectively, for the corresponding periods of 2014. The three and six month periods of 2015 reflect reduced contributions from the mining and metals and infrastructure business lines of the Industrial and Infrastructure segment and lower performance by the Power segment. These declines were partially offset by higher contributions from the Oil & Gas segment.

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

The effective tax rate on earnings from continuing operations for the three and six months ended June 30, 2015 was 32.7 percent and 33.1 percent, respectively, compared to 31.6 percent and 30.2 percent for the corresponding periods of 2014. The slightly higher effective tax rate for the three months ended June 30, 2015 compared to the same period in the prior year was primarily due to lower earnings attributable to noncontrolling interests for which taxes are not the responsibility of the company, which was partially offset by a benefit for an IRS settlement in 2015. The higher effective tax rate for the six months ended June 30,

2015 was due to lower earnings attributable to noncontrolling interests, which was partially offset by the benefit for the IRS settlement in 2015 and the recognition of a deferred tax benefit attributable to foreign taxes previously paid on certain unremitted foreign earnings in 2014.

Diluted earnings per share from continuing operations was $1.00 and $1.96 for the three and six months ended June 30, 2015, respectively, compared to $1.02 and $1.93 for the corresponding periods of 2014. During both periods of 2015, the impact of having fewer outstanding shares due to the repurchase of common stock was approximately offset by reduced earnings.

The company’s results reported by foreign subsidiaries with non-U.S. dollar functional currencies are affected by foreign currency volatility. When the U.S. dollar appreciates against the non-U.S. dollar functional currencies of these subsidiaries, the company’s reported revenue, cost and earnings, after translation into U.S. dollars, are lower than what they would have been had the U.S. dollar depreciated against the same foreign currencies or if there had been no change in the exchange rates. Although the company is exposed to foreign currency risk for both translation and remeasurement, the net impact on earnings was not significant for either the three and six months ended June 30, 2015 or June 30, 2014.

The company is still experiencing a highly competitive business environment, with pressure on margins. In some cases, margins may be favorably or unfavorably impacted by a change in the mix of work performed or a change in the amount of customer-furnished materials, which are accounted for as pass-through costs. During the first six months of 2015, the Oil & Gas segment experienced higher segment profit margin that was partially due to a shift in the mix of work from lower margin construction activities to higher margin engineering activities. This shift corresponds to an increase in the volume of project execution activities for projects that are in the earlier stages of the project life cycle compared to a year ago.

The Oil & Gas segment has continued to show strength, but declining oil prices since the latter part of 2014 could affect the segment’s current projects and the timing of new awards. In the Industrial & Infrastructure segment, mining and metals business has continued to slow as major capital investment decisions by most mining customers have been deferred. Revenue in the Government segment continues to be adversely impacted by reduced project execution activities of the Logistics Civil Augmentation Program (“LOGCAP IV”) in Afghanistan.

Consolidated new awards were $4.3 billion and $8.7 billion for the three and six months ended June 30, 2015, respectively, compared to new awards of $5.9 billion and $16.5 billion for the three and six months ended June 30, 2014, respectively. The Oil & Gas and Industrial & Infrastructure segments were the major contributors to the new award activity in the first half of 2015. Approximately 63 percent of consolidated new awards for the six months ended June 30, 2015 were for projects located outside of the United States compared to 83 percent for the first six months of 2014.

Consolidated backlog as of June 30, 2015 was $41.6 billion compared to $40.3 billion as of June 30, 2014. The increase in backlog was primarily due to new awards booked after the second quarter of 2014 in the Oil & Gas segment, partially offset by a decline in backlog in the mining and metals business line of the Industrial & Infrastructure segment. Backlog was negatively impacted by approximately $1.2 billion in the first half of 2015 due to a strengthening U.S. dollar compared to most major foreign currencies. As of June 30, 2015, approximately 66 percent of consolidated backlog related to projects outside of the United States compared to 70 percent as of June 30, 2014. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Oil & Gas

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Revenue	$2,751.2	$2,857.3	$5,222.8	$5,640.1
Segment profit	202.3	167.2	385.6	306.2

Revenue for the three and six months ended June 30, 2015 decreased by 4 percent and 7 percent, respectively, compared to the corresponding periods in 2014, primarily due to reduced volume of project execution activities for certain large upstream projects progressing to completion, including a coal bed methane project in Australia and two oil sands facilities in Canada. This revenue decline was largely offset by an increase in project execution activities for various petrochemical projects, the majority of which are on the Gulf Coast of the United States, and numerous downstream projects across various regions.

Segment profit for the three and six months ended June 30, 2015 increased by 21 percent and 26 percent, respectively, compared to the three and six months ended June 30, 2014. Segment profit margin for both the three and six months ended June 30, 2015 increased to 7.4 percent compared to 5.9 percent and 5.4 percent, respectively, for the corresponding periods in 2014. These improvements were largely attributable to the positive effect of forecast revisions associated with the reassessment of risk for certain projects progressing towards completion, a shift in the mix of work from lower margin construction activities to higher margin engineering activities and a reduction in segment overhead expenses in the current year resulting from cost optimization activities.

New awards for the three and six months ended June 30, 2015 were $2.7 billion and $ 5.6 billion, compared to $1.5 billion and $10.4 billion for the corresponding periods of 2014. New awards in the most recent three month period included additional refining projects in Europe and further production and chemical work in Canada. Backlog as of June 30, 2015 increased 18 percent to $ 28.7 billion compared to $ 24.3 billion as of June 30, 2014. The growth in backlog resulted from higher levels of new award activity for downstream projects since the second quarter of 2014, which reflects continued demand for new capacity. The segment remains well positioned for new project activity in these markets; however, declining oil prices since the latter part of 2014 could affect the segment’s current projects and the timing of new awards. Market conditions remain competitive.

Total assets in the segment decreased to $1.5 billion as of June 30, 2015, compared to $1.7 billion as of December 31, 2014.

Industrial & Infrastructure

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Revenue	$1,080.0	$1,448.1	$2,160.3	$3,063.8
Segment profit	58.3	95.6	129.4	192.8

Revenue for the three and six months ended June 30, 2015 decreased by 25 percent and 29 percent, respectively, compared to the three and six months ended June 30, 2014, due to a decline in volume in the mining and metals and infrastructure business lines.

Segment profit for the three and six months ended June 30, 2015 decreased by 39 percent and 33 percent, respectively, from the corresponding periods in the previous year, primarily due to reduced contributions from the mining and metals business line, as well as lower performance by the infrastructure business line. The lower segment profit in the current year periods was driven by the reduction in project execution activities noted above. Segment profit margin for the three and six months ended June 30, 2015 was 5.4 percent and 6.0 percent compared to 6.6 percent and 6.3 percent for the corresponding periods in the previous year. The reduction in segment profit margin for the three months ended June 30, 2015 was due to the favorable impact of project closeout activities of the mining and metals business line in the second quarter of the prior year.

New awards for the three months ended June 30, 2015 were $607 million compared to $1.2 billion for the second quarter of 2014. New awards for the current quarter were primarily in the industrial services business line.

Backlog decreased to $6.7 billion as of June 30, 2015 compared to $9.1 billion as of June 30, 2014. This decline was primarily due to the work off of backlog outpacing the new award activity in the mining and metals and infrastructure business lines. The mining and metals business line continues to experience the deferral of major capital investment decisions by some mining customers as a result of softening commodity demand. The timing of when capital investment by these mining customers could resume is uncertain, and the weakened mining market conditions could be prolonged.

Total segment assets were $840 million as of June 30, 2015, compared to $848 million as of December 31, 2014.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Revenue	$603.1	$598.6	$1,249.1	$1,191.8
Segment profit	17.2	13.9	32.0	26.4

Revenue for the three and six months ended June 30, 2015 increased modestly compared to the same periods in the prior year. Increased revenues from project execution activities for several projects awarded during 2014, including the Magnox RSRL Project, the Strategic Petroleum Reserve Project and the Paducah Gaseous Diffusion Plant Project, were largely offset by a continued reduction in project execution activities associated with LOGCAP IV in Afghanistan for both the three and six month periods ended June 30, 2015.

Segment profit for the three and six months ended June 30, 2015 increased 24 percent and 21 percent, respectively, compared to the corresponding periods in the prior year. Segment profit growth resulting from the increase in project execution activities for the Magnox RSRL Project, the Strategic Petroleum Reserve Project and the Paducah Gaseous Diffusion Plant Project, as well as improved contributions from a base operations support services contract, more than offset the reduced contributions associated with the decline in project execution activities for LOGCAP IV for both the three and six month comparison periods.

Segment profit margin for the three and six months ended June 30, 2015 was 2.9 percent and 2.6 percent, respectively, compared to 2.3 percent and 2.2 percent for the three and six months ended June 30, 2014. The increased segment profit margin for both the three and six month periods was primary attributable to contributions from the same projects that drove the increase in segment profit.

New awards for the three months ended June 30, 2015 were $726 million compared to $3.1 billion for the same period in the prior year. This decrease was primarily due to the award of the Magnox RSRL Project in the second quarter of 2014.

Backlog as of June 30, 2015 decreased to $4.3 billion compared to $5.2 billion as of June 30, 2014. This decrease resulted from continued project execution activities on several existing projects outpacing new award activity. Total backlog included $1.9 billion of unfunded government contracts as of June 30, 2015 and $4.0 billion of unfunded government contracts as of June 30, 2014.

Total assets in the Government segment were $485 million as of June 30, 2015 compared to $540 million as of December 31, 2014.

Global Services

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Revenue	$125.4	$143.7	$255.1	$285.7
Segment profit	14.1	21.5	29.4	42.3

Revenue for the three and six months ended June 30, 2015 decreased 13 percent and 11 percent, respectively, compared to the corresponding periods in 2014. The equipment business line experienced reduced volume in Mexico and Afghanistan, as well as reduced activities supporting mining projects in Africa. These decreases were partially offset by revenue improvements in the equipment business line’s operations in the United States and activities supporting mining projects in Chile.

Segment profit for the three and six months ended June 30, 2015 decreased 34 percent and 30 percent respectively from the corresponding periods in the prior year, primarily as the result of reduced contributions from the equipment business line in Afghanistan.

Segment profit margin for the three and six months ended June 30, 2015 was 11.3 percent and 11.5 percent, respectively, compared to 15.0 percent and 14.8 percent for the three and six months ended June 30, 2014. The lower segment profit margin in the current year periods was primarily due to the reduced volume of the equipment business line’s project operations in Afghanistan.

The equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

Total assets in the Global Services segment were $762 million as of June 30, 2015 compared to $782 million as of December 31, 2014.

Power

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Revenue	$250.4	$204.0	$471.5	$454.9
Segment profit (loss)	(10.1)	14.9	(18.7)	13.5

Revenue for the three and six months ended June 30, 2015 increased 23 percent and 4 percent, respectively, compared to the three and six months ended June 30, 2014, principally due to increased project execution activities for a large gas-fired power plant in Virginia and several projects in the early stages of project execution, including two large gas-fired power plants in South Carolina and Florida. These revenue increases were partially offset by revenue declines from reduced project execution activities for a solar power project in the western United States and a gas-fired power plant in Texas, both of which were nearing completion.

Segment profit for the three and six months ended June 30, 2015 decreased significantly compared to the three and six months ended June 30, 2014, primarily due to the decrease in project execution activities on the solar power project in the western United States and the gas-fired power plant in Texas mentioned above, as well as an increase in NuScale expenses, net of qualified reimbursable expenditures. These items were partially offset by a reduction in segment overhead expenses in the current year resulting from cost optimization activities and improved performance on various other projects of the segment, none of which were significant individually or in the aggregate. Segment profit margins declined in the current year periods due to the increase in NuScale expenses and reduced contributions from the large gas-fired power plant in Virginia.

The Power segment includes the operations of NuScale, which are primarily research and development activities. Although part of the Power segment, these activities could provide future benefits to both commercial and government clients. In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $217 million under the DOE’s Small Modular Reactor Licensing Technical Support Program. This cost-sharing award requires NuScale to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design development and certification. The DOE is to provide cost reimbursement for up to 43 percent of qualified expenditures incurred during the period from June 1, 2014 to May 31, 2019. The Cooperative Agreement also provided for reimbursement of pre-award costs incurred from September 18, 2013 to May 31, 2014, which were recognized in the second quarter of 2014. The company is recognizing the cost-sharing award on an ongoing basis as a reduction of “Total cost of revenue” in the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized. NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit, were $19 million and $36 million, respectively, for the three and six months ended June 30, 2015 compared to $4 million and $17 million, respectively, for the three and six months ended June 30, 2014.

The Power segment continues to be impacted by a weak demand for new electric generation in target markets, with most of the near-term activities focused on gas-fired generation and services to existing fossil and nuclear generation. There are long-term opportunities for select new-build nuclear generation facilities in both the United States and the United Kingdom. Renewable and coal-fired opportunities remain limited. New awards in the second quarter of 2015 were $253 million compared to $38 million in the second quarter of 2014. Backlog was $1.9 billion as of June 30, 2015 and $1.7 billion as of June 30, 2014.

Total assets in the Power segment were $212 million as of June 30, 2015 and $179 million as of December 31, 2014. The increase in total assets resulted from increased working capital in support of project execution activities.

Other

Corporate general and administrative expense for the three and six months ended June 30, 2015 was $48 million and $89 million, respectively, compared to $57 million and $94 million for the three and six months ended June 30, 2014, respectively. The decreases for the three and six month periods ended June 30, 2015 compared to the corresponding periods of the prior year were primarily the result of lower stock price driven compensation expense. Net interest expense was $7 million and $15 million for the three and six months ended June 30, 2015 compared to $3 million and $6 million during the corresponding periods of 2014. Interest expense increased in 2015 due to the issuance of $500 million of 3.5% Senior Notes in November 2014. Income tax expense for the three and six months ended June 30, 2015 and 2014 is discussed above under “— Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 14 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit totaling $5.4 billion, which may be used for revolving loans, letters of credit and/or general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $4.0 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of June 30, 2015, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of June 30, 2015 was 24.2 percent compared to 24.7 percent as of December 31, 2014.

Cash Flows

Cash and cash equivalents were $1.7 billion as of June 30, 2015 compared to $2.0 billion as of December 31, 2014. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.1 billion and $2.4 billion as of June 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. As of both June 30, 2015 and December 31, 2014, non-U.S. cash and cash equivalents amounted to $1.1 billion. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in short-term, offshore time deposits, for which there is unrestricted access.

In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated VIEs (joint ventures and partnerships). These amounts (which totaled $282 million and $353 million as of June 30, 2015 and December 31, 2014, respectively, as reflected in the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $577 million and $569 million as of June 30, 2015 and December 31, 2014, respectively, as reflected in the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be advantageous to move cash and cash equivalents between countries due to statutory dividend limitations or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of June 30, 2015 and December 31, 2014 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

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

During the first half of 2015, working capital increased primarily due to an increase in prepaid income taxes and a decrease in accounts payable partially offset by a decrease in accounts receivable. Specific factors related to these drivers include:

•                  A decrease in accounts payable in the Oil & Gas segment. The lower accounts payable balance in 2015 resulted from invoicing and payment activities for numerous projects including an oil sands facility in Canada and a coal bed methane gas project in Australia.

•                  A decrease in accounts receivable in the Oil & Gas segment, primarily related to collections for the coal bed methane gas project in Australia.

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

Cash provided by operating activities was $204 million for the six months ended June 30, 2015 compared to $426 million for the corresponding period of the prior year. The period-over-period decrease in cash flows from operating activities was primarily attributable to cash outflows totaling $306 million associated with discontinued operations as discussed below.

The company contributed $2 million into its defined benefit pension plans during the six months ended June 30, 2015 compared to $12 million during the corresponding period of the prior year. The company expects to contribute up to $100 million during 2015, which is expected to be in excess of the minimum funding required and includes estimated additional funding to settle the U.S. Plan.

In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a multi-year funding award totaling $217 million under the DOE’s Small Modular Reactor Licensing Technical Support Program. For further discussion of the Cooperative Agreement, see “Power” above.

During 2014, the company recorded a loss from discontinued operations in connection with the reassessment of estimated loss contingencies related to the previously divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri. In October 2014, the company entered into a settlement agreement with counsel for a number of plaintiffs, and in January 2015, the company paid $306 million pursuant to the settlement agreement. See Note 14 of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

Investing Activities

Cash utilized by investing activities amounted to $87 million and $107 million for the six months ended June 30, 2015 and 2014, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; and investments in and sales of partnerships and joint ventures.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the six months ended June 30, 2015, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $38 million. During the six months ended June 30, 2014, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $33 million. The company held combined current and noncurrent marketable securities of $409 million and $449 million as of June 30, 2015 and December 31, 2014, respectively.

Capital expenditures of $133 million and $149 million for the six months ended June 30, 2015 and 2014, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $55 million and $47 million during the first half of 2015 and 2014, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment.

During the first half of 2014, the company sold its interest in two joint ventures in the Industrial & Infrastructure segment for $44 million. The company had a 10 percent interest in both joint ventures and accounted for these investments using the equity method.

The company continues to make investments in partnerships or joint ventures primarily for the execution of single contracts or projects. Investments in unconsolidated partnerships and joint ventures were $47 million and $18 million during the six months ended June 30, 2015 and 2014, respectively.

Financing Activities

Cash utilized by financing activities during the six months ended June 30, 2015 and 2014 of $356 million and $421 million, respectively, included company stock repurchases, company dividend payments to stockholders and distributions paid to holders of noncontrolling interests.

Cash utilized by financing activities during the six months ended June 30, 2015 and 2014 included the repurchase and cancellation of 3,722,676 and 4,212,685 shares of the company’s common stock for $214 million and $324 million, respectively, under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2014 were paid in the first quarter of 2015. Quarterly cash dividends of $0.21 per share were declared in the second quarter of 2015 and 2014. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

In November 2014, the company issued $500 million of 3.5% Senior Notes (the “2014 Notes”) due December 15, 2024 and received proceeds of $491 million, net of underwriting discounts. Interest on the 2014 Notes is payable semi-annually on June 15 and December 15 of each year, and began on June 15, 2015. Prior to September 15, 2024, the company may redeem the 2014 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. On or after September 15, 2024, the company may redeem the 2014 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of purchase.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes were convertible if a specified trading price of the company’s common stock (the “trigger price”) was achieved and maintained for a specified period. The trigger price condition was satisfied during the first half of 2015 and the year ended December 31, 2014, and the 2004 Notes were therefore classified as short-term debt as of December 31, 2014. During the six months ended June 30, 2015, holders converted $8 million of the 2004 Notes in exchange for the principal balance owed in cash plus 167,674 shares of the company’s common stock at a conversion rate of 37.0997 shares per each $1,000 principal amount of the 2004 Notes. On May 7, 2015, the company redeemed the remaining $10 million of outstanding 2004 Notes at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest up to (but excluding) May 7, 2015. During the six months ended June 30, 2014, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,727 shares of the company’s common stock at a conversion rate of 36.6729 shares per each $1,000 principal amount of the 2004 Notes. Interest expense for both the three months ended June 30, 2015 and 2014 included original coupon interest of less than $0.1 million. Interest expense for both the six months ended June 30, 2015 and 2014 included original coupon interest of $0.1 million.

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $42 million and $44 million during the six months ended June 30, 2015 and 2014, respectively. Distributions in 2015 primarily related to a mining joint venture project in Australia and an infrastructure road project in the United States. Distributions in 2014 primarily related to a mining joint venture project in Argentina.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the six months ended June 30, 2015, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $57 million, of which $30 million related to cash held by foreign subsidiaries. During the six months ended June 30, 2014, some major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $4 million, of which $1 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of June 30, 2015, the company had a combination of committed and uncommitted lines of credit that totaled $5.4 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. The committed lines of credit consist of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in May 2019. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $750 million for the company’s subsidiaries. Borrowings under both facilities bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. As of June 30, 2015, letters of credit and borrowings totaling $1.4 billion were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $15.4 billion as of June 30, 2015. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of June 30, 2015 and December 31, 2014 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first half of 2015. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2014 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	June 30,
(in millions)	2015	2014
Backlog — beginning of period	$41,194.8	$40,162.6
New awards	4,268.4	5,863.1
Adjustments and cancellations, net	813.5	(590.9)
Work performed	(4,684.7)	(5,106.6)
Backlog — end of period	$41,592.0	$40,328.2

	Six Months Ended
	June 30,
(in millions)	2015	2014
Backlog — beginning of period	$42,481.5	$34,907.1
New awards	8,716.1	16,531.6
Adjustments and cancellations, net (1)	(502.0)	(762.0)
Work performed	(9,103.6)	(10,348.5)
Backlog — end of period	$41,592.0	$40,328.2

(1)         Backlog was negatively impacted by approximately $1.2 billion in the first half of 2015 due to a strengthening U.S. dollar compared to most major foreign currencies.

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

For information on matters in dispute, see Note 14 to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 18, 2015, and Note 14 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended June 30, 2015 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (2)

April 1, 2015 — April 30, 2015	494,756	$58.75	494,756	9,483,104

May 1, 2015 — May 31, 2015	488,419	59.04	488,097	8,995,007

June 1, 2015 — June 30, 2015	799,826	55.86	799,826	8,195,181

Total	1,783,001	$57.53	1,782,679

(1)             Consists of 1,782,679 shares of company stock repurchased and cancelled by the company under its stock repurchase program for total consideration of $103 million and 322 shares of company stock cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

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

10.1	Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 filed on May 1, 2014).

10.2	Form of Restricted Stock Unit Agreement under the Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors.*

10.3

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

10.18

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

10.19

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

10.20

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

10.21

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

10.22

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

10.23

Form of Value Driver Incentive Award Agreement (for the senior team) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.24

Form of Value Driver Incentive Award Agreement (for non-senior executives) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.25

Form of Option Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.26

Form of Restricted Stock Unit Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.27 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.27

Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.28	Offer of Employment Letter from Fluor Corporation to Biggs C. Porter (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2012).

10.29	Retention Award granted to David R. Dunning on September 26, 2013 (incorporated by reference to Exhibit 10.36 to the registrant’s Annual Report on Form 10-K filed on February 18, 2014).

10.30	Consulting Agreement between Fluor Corporation and David R. Dunning (incorporated by reference to Exhibit 10.31 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015).

31.1	Certification of Chief Executive Officer of Fluor Corporation.*

31.2	Certification of Chief Financial Officer of Fluor Corporation.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, and (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	July 30, 2015	/s/ Biggs C. Porter
Biggs C. Porter
Executive Vice President and Chief Financial Officer

Date:	July 30, 2015	/s/ Gary G. Smalley
Gary G. Smalley
Senior Vice President and Controller (Chief Accounting Officer)