Form 10-Q
period 2015-09-30
FLUOR CORP
filed 2015-10-29
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 23, 2015, 141,612,486 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

September 30, 2015

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

TOTAL REVENUE	$4,384,612	$5,440,081	$13,743,367	$16,076,381

TOTAL COST OF REVENUE	4,133,819	5,059,960	12,901,133	15,038,616

OTHER (INCOME) AND EXPENSES
Gain related to a partial sale of a subsidiary	(68,162)	—	(68,162)	—
Corporate general and administrative expense	35,165	35,131	124,060	129,615
Interest expense	10,170	5,979	33,739	20,321
Interest income	(4,590)	(4,373)	(13,340)	(12,312)
Total cost and expenses	4,106,402	5,096,697	12,977,430	15,176,240

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	278,210	343,384	765,937	900,141
INCOME TAX EXPENSE	91,417	114,635	252,796	282,919

EARNINGS FROM CONTINUING OPERATIONS	186,793	228,749	513,141	617,222
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(5,057)	(113,859)	(5,057)	(199,042)

NET EARNINGS	181,736	114,890	508,084	418,180

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	10,453	45,388	44,215	121,814
NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$171,283	$69,502	$463,869	$296,366

AMOUNTS ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$176,340	$183,361	$468,926	$495,408
Loss from discontinued operations, net of taxes	(5,057)	(113,859)	(5,057)	(199,042)
Net earnings	$171,283	$69,502	$463,869	$296,366

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$1.22	$1.17	$3.21	$3.12
Loss from discontinued operations, net of taxes	(0.03)	(0.73)	(0.03)	(1.25)
Net earnings	$1.19	$0.44	$3.18	$1.87

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$1.21	$1.15	$3.17	$3.08
Loss from discontinued operations, net of taxes	(0.04)	(0.71)	(0.04)	(1.24)
Net earnings	$1.17	$0.44	$3.13	$1.84

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	144,293	157,332	146,095	158,670
DILUTED	146,085	159,456	147,974	160,756

DIVIDENDS DECLARED PER SHARE	$0.21	$0.21	$0.63	$0.63

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

NET EARNINGS	$181,736	$114,890	$508,084	$418,180

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(45,053)	(66,381)	(80,892)	(65,672)
Ownership share of equity method investees’ other comprehensive income (loss)	(5,363)	(1,127)	(8,191)	9,218
Defined benefit pension and postretirement plan adjustments	(9,347)	11,339	(3,982)	14,496
Unrealized loss on derivative contracts	(4,093)	(2,109)	(2,703)	(1,604)
Unrealized gain (loss) on available-for-sale securities	358	(345)	732	(132)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(63,498)	(58,623)	(95,036)	(43,694)

COMPREHENSIVE INCOME	118,238	56,267	413,048	374,486

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	10,361	44,555	44,103	117,007

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$107,877	$11,712	$368,945	$257,479

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	September 30,	December 31,
(in thousands, except share and per share amounts)	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($287,277 and $352,996 related to variable interest entities (“VIEs”))	$1,781,399	$1,993,125
Marketable securities, current ($70,065 and $14,082 related to VIEs)	245,752	105,131
Accounts and notes receivable, net ($202,887 and $193,565 related to VIEs)	1,194,505	1,471,705
Contract work in progress ($137,075 and $166,334 related to VIEs)	1,512,398	1,587,275
Deferred taxes	189,914	340,223
Other current assets ($23,072 and $38,848 related to VIEs)	305,790	260,588
Total current assets	5,229,758	5,758,047

Marketable securities, noncurrent	239,205	343,644
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,071,693 and $1,081,198) (net PP&E of $78,401 and $77,579 related to VIEs))	929,888	980,263
Investments and goodwill	416,160	302,757
Deferred taxes	220,855	201,004
Deferred compensation trusts	349,103	405,022
Other assets ($24,428 and $24,003 related to VIEs)	214,392	203,692
TOTAL ASSETS	$7,599,361	$8,194,429

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($172,487 and $213,837 related to VIEs)	$1,247,249	$1,422,084
Convertible senior notes and other borrowings	—	28,742
Advance billings on contracts ($164,393 and $151,321 related to VIEs)	652,378	569,418
Accrued salaries, wages and benefits ($53,651 and $51,749 related to VIEs)	700,659	725,586
Other accrued liabilities ($18,555 and $21,709 related to VIEs)	261,515	585,023
Total current liabilities	2,861,801	3,330,853

LONG-TERM DEBT DUE AFTER ONE YEAR	992,689	991,685
NONCURRENT LIABILITIES	568,929	648,061
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 142,219,163 and 148,633,640 shares in 2015 and 2014, respectively	1,422	1,486
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(579,136)	(484,212)
Retained earnings	3,640,054	3,593,597
Total shareholders’ equity	3,062,340	3,110,871

Noncontrolling interests	113,602	112,959

Total equity	3,175,942	3,223,830

TOTAL LIABILITIES AND EQUITY	$7,599,361	$8,194,429

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$508,084	$418,180
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Loss from discontinued operations, net of taxes	5,057	199,042
Depreciation of fixed assets	140,961	143,825
Amortization of intangibles	668	669
Loss on sales of equity method investments	—	2,158
Earnings from equity method investments, net of distributions	(5,825)	(4,093)
Gain related to a partial sale of a subsidiary	(68,162)	—
Gain on sale of property, plant and equipment	(22,329)	(23,270)
Restricted stock and stock option amortization	41,424	36,256
Deferred compensation trust	55,919	(8,315)
Deferred compensation obligation	(20,778)	8,266
Deferred taxes	78,302	58,074
Excess tax benefit from stock-based plans	—	(3,965)
Net retirement plan accrual (contributions)	(11,056)	(35,910)
Changes in operating assets and liabilities	178,281	(374,107)
Cash outflows from discontinued operations	(312,451)	(4,680)
Other items	2,328	(4,781)
Cash provided by operating activities	570,423	407,349
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(362,790)	(275,907)
Proceeds from the sales and maturities of marketable securities	324,057	233,506
Capital expenditures	(181,078)	(222,561)
Proceeds from disposal of property, plant and equipment	70,403	72,468
Proceeds from a partial sale of a subsidiary	45,566	—
Proceeds from sales of equity method investments	—	44,000
Investments in partnerships and joint ventures	(80,886)	(34,185)
Other items	14,479	1,959
Cash utilized by investing activities	(170,249)	(180,720)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(359,560)	(410,637)
Dividends paid	(94,553)	(92,975)
Repayment of convertible debt and other borrowings	(28,425)	(74)
Distributions paid to noncontrolling interests	(44,577)	(75,510)
Capital contributions by noncontrolling interests	3,628	2,210
Taxes paid on vested restricted stock	(8,402)	(11,426)
Stock options exercised	1,162	23,961
Excess tax benefit from stock-based plans	—	3,965
Other items	(3,482)	(1,788)
Cash utilized by financing activities	(534,209)	(562,274)
Effect of exchange rate changes on cash	(77,691)	(47,740)
Decrease in cash and cash equivalents	(211,726)	(383,385)
Cash and cash equivalents at beginning of period	1,993,125	2,283,582
Cash and cash equivalents at end of period	$1,781,399	$1,900,197

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  Principles of Consolidation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2014 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2015 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of September 30, 2015 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

(2)                  Recent Accounting Pronouncements

New accounting pronouncements implemented by the company during the nine months ended September 30, 2015 or requiring implementation in future periods are discussed below or in the related notes, where appropriate.

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

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Management does not

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

expect the adoption of ASU 2015-16 to have a material impact on the company’s financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update),” which clarifies the presentation and measurement of debt issuance costs incurred in connection with line of credit arrangements. The SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers — Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09, “Revenue from Contracts with Customers,” outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting, how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price. The company will now be required to adopt ASU 2014-09 for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 can be applied either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating the impact of adopting ASU 2014-09 on the company’s financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. Management does not expect the adoption of ASU 2015-05 to have a material impact on the company’s financial position, results of operations or cash flows.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

(3)                  Discontinued Operations

During the three and nine months ended September 30, 2014, the company recorded an after-tax loss from discontinued operations of $114 million and $199 million, respectively, in connection with the reassessment of estimated loss contingencies related to the lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri, which the company sold in 1994. The tax effects associated with these losses were $64 million and $111 million for the three and nine months ended September 30, 2014, respectively. During both the three and nine months ended September 30, 2015, the company recorded an after-tax loss from discontinued operations of $5 million resulting from the settlement of lead exposure cases related to the divested lead business and the payment of legal fees incurred in connection with a pending indemnification action against the buyer of the lead business for these settlements and others. The tax effects associated with these losses were $3 million for both the three and nine months ended September 30, 2015.

(4)                  Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(72,085)	$27,032	$(45,053)	$(105,841)	$39,460	$(66,381)
Ownership share of equity method investees’ Other comprehensive loss	(8,216)	2,853	(5,363)	(1,724)	597	(1,127)
Defined benefit pension and postretirement plan adjustments	(14,955)	5,608	(9,347)	18,142	(6,803)	11,339
Unrealized loss on derivative contracts	(6,410)	2,317	(4,093)	(3,244)	1,135	(2,109)
Unrealized gain (loss) on available-for-sale securities	572	(214)	358	(552)	207	(345)
Total other comprehensive loss	(101,094)	37,596	(63,498)	(93,219)	34,596	(58,623)
Less: Other comprehensive loss attributable to noncontrolling interests	(92)	—	(92)	(833)	—	(833)
Other comprehensive loss attributable to Fluor Corporation	$(101,002)	$37,596	$(63,406)	$(92,386)	$34,596	$(57,790)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The tax effects of the components of OCI for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(129,274)	$48,382	$(80,892)	$(102,282)	$36,610	$(65,672)
Ownership share of equity method investees’ other comprehensive income (loss)	(12,380)	4,189	(8,191)	16,508	(7,290)	9,218
Defined benefit pension and postretirement plan adjustments	(6,371)	2,389	(3,982)	23,193	(8,697)	14,496
Unrealized loss on derivative contracts	(4,348)	1,645	(2,703)	(2,463)	859	(1,604)
Unrealized gain (loss) on available-for-sale securities	1,171	(439)	732	(212)	80	(132)
Total other comprehensive loss	(151,202)	56,166	(95,036)	(65,256)	21,562	(43,694)
Less: Other comprehensive loss attributable to noncontrolling interests	(112)	—	(112)	(4,807)	—	(4,807)
Other comprehensive loss attributable to Fluor Corporation	$(151,090)	$56,166	$(94,924)	$(60,449)	$21,562	$(38,887)

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended September 30, 2015 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of June 30, 2015	$(155,000)	$(33,264)	$(319,780)	$(7,799)	$113	$(515,730)
Other comprehensive income (loss) before reclassifications	(51,260)	(5,363)	(17,919)	(4,920)	329	(79,133)
Amounts reclassified from AOCI	6,208	—	8,572	918	29	15,727
Net other comprehensive income (loss)	(45,052)	(5,363)	(9,347)	(4,002)	358	(63,406)
Balance as of September 30, 2015	$(200,052)	$(38,627)	$(329,127)	$(11,801)	$471	$(579,136)

Attributable to Noncontrolling Interests:
Balance as of June 30, 2015	$1,073	$—	$—	$(450)	$—	$623
Other comprehensive loss before reclassifications	(1)	—	—	(156)	—	(157)
Amounts reclassified from AOCI	—	—	—	65	—	65
Net other comprehensive loss	(1)	—	—	(91)	—	(92)
Balance as of September 30, 2015	$1,072	$—	$—	$(541)	$—	$531

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balances by component (after-tax) for the nine months ended September 30, 2015 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2014	$(119,416)	$(30,436)	$(325,145)	$(8,954)	$(261)	$(484,212)
Other comprehensive income (loss) before reclassifications	(86,844)	(8,191)	(17,919)	(4,444)	773	(116,625)
Amounts reclassified from AOCI	6,208	—	13,937	1,597	(41)	21,701
Net other comprehensive income (loss)	(80,636)	(8,191)	(3,982)	(2,847)	732	(94,924)
Balance as of September 30, 2015	$(200,052)	$(38,627)	$(329,127)	$(11,801)	$471	$(579,136)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2014	$1,328	$—	$—	$(685)	$—	$643
Other comprehensive loss before reclassifications	(256)	—	—	(54)	—	(310)
Amounts reclassified from AOCI	—	—	—	198	—	198
Net other comprehensive income (loss)	(256)	—	—	144	—	(112)
Balance as of September 30, 2015	$1,072	$—	$—	$(541)	$—	$531

The changes in AOCI balances by component (after-tax) for the three months ended September 30, 2014 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of June 30, 2014	$4,587	$(21,929)	$(255,140)	$(7,205)	$389	$(279,298)
Other comprehensive income (loss) before reclassifications	(65,767)	(1,127)	9,315	(1,963)	(325)	(59,867)
Amounts reclassified from AOCI	—	—	2,024	73	(20)	2,077
Net other comprehensive income (loss)	(65,767)	(1,127)	11,339	(1,890)	(345)	(57,790)
Balance as of September 30, 2014	$(61,180)	$(23,056)	$(243,801)	$(9,095)	$44	$(337,088)

Attributable to Noncontrolling Interests:
Balance as of June 30, 2014	$3,843	$—	$—	$135	$—	$3,978
Other comprehensive loss before reclassifications	(614)	—	—	(225)	—	(839)
Amounts reclassified from AOCI	—	—	—	6	—	6
Net other comprehensive loss	(614)	—	—	(219)	—	(833)
Balance as of September 30, 2014	$3,229	$—	$—	$(84)	$—	$3,145

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

	Location in	Three Months Ended		Nine Months Ended
	Condensed Consolidated	September 30,		September 30,
(in thousands)	Statement of Earnings	2015	2014	2015	2014
Component of AOCI:
Foreign currency translation adjustment	Gain related to a partial sale of a subsidiary	$(9,932)	$—	$(9,932)	$—
Income tax benefit	Income tax expense	3,724	—	3,724	—
Net of tax		$(6,208)	$—	$(6,208)	$—

Defined benefit pension plan adjustments	Various accounts(1)	$(13,715)	$(3,239)	$(22,299)	$(9,811)
Income tax benefit	Income tax expense	5,143	1,215	8,362	3,679
Net of tax		$(8,572)	$(2,024)	$(13,937)	$(6,132)

Unrealized gain (loss) on derivative contracts:
Commodity contracts and foreign currency contracts	Total cost of revenue	$(1,153)	$293	$(1,613)	$842
Interest rate contracts	Interest expense	(419)	(419)	(1,258)	(1,258)
Income tax benefit (net)	Income tax expense	589	47	1,076	164
Net of tax		(983)	(79)	(1,795)	(252)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(65)	(6)	(198)	(15)
Net of tax and noncontrolling interests		$(918)	$(73)	$(1,597)	$(237)

Unrealized gain (loss) on available-for-sale securities	Corporate general and administrative expense	$(46)	$31	$66	$14
Income tax benefit (expense)	Income tax expense	17	(11)	(25)	(5)
Net of tax		$(29)	$20	$41	$9

(1)                Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

(5)                Income Taxes

The effective tax rate on earnings from continuing operations for the three and nine months ended September 30, 2015 was 32.9 percent and 33.0 percent, respectively, compared to 33.4 percent and 31.4 percent for the corresponding periods of 2014. The effective tax rate for all periods benefits from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. Additionally, the effective tax rate for the three months ended September 30, 2014 was unfavorably impacted by foreign losses for which the company will not receive a benefit. The effective tax rate for the nine months ended September 30, 2015 also benefited from an IRS settlement in 2015. The company’s effective tax rate on the loss from discontinued operations for the three and nine months ended September 30, 2015 was 35.5 percent.

The company conducts business globally and, as a result, the company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the United Kingdom and the United States. Although the company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and unfavorably. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2012.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)                  Cash Paid for Interest and Taxes

Cash paid for interest was $30 million and $21 million for the nine months ended September 30, 2015 and 2014, respectively. Income tax payments, net of refunds, were $148 million and $240 million during the nine-month periods ended September 30, 2015 and 2014, respectively.

(7)                   Earnings Per Share

Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

Amounts attributable to Fluor Corporation:
Earnings from continuing operations	$176,340	$183,361	$468,926	$495,408
Loss from discontinued operations, net of taxes	(5,057)	(113,859)	(5,057)	(199,042)
Net earnings	$171,283	$69,502	$463,869	$296,366

Basic EPS:
Weighted average common shares outstanding	144,293	157,332	146,095	158,670

Basic EPS attributable to Fluor Corporation:
Earnings from continuing operations	$1.22	$1.17	$3.21	$3.12
Loss from discontinued operations, net of taxes	(0.03)	(0.73)	(0.03)	(1.25)
Net earnings	$1.19	$0.44	$3.18	$1.87

Diluted EPS:
Weighted average common shares outstanding	144,293	157,332	146,095	158,670

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units	1,792	1,726	1,759	1,663
Conversion equivalent of dilutive convertible debt	—	398	120	423
Weighted average diluted shares outstanding	146,085	159,456	147,974	160,756

Diluted EPS attributable to Fluor Corporation:
Earnings from continuing operations	$1.21	$1.15	$3.17	$3.08
Loss from discontinued operations, net of taxes	(0.04)	(0.71)	(0.04)	(1.24)
Net earnings	$1.17	$0.44	$3.13	$1.84

Anti-dilutive securities not included above	3,500	667	3,387	596

During the three and nine months ended September 30, 2015, the company repurchased and cancelled 3,165,855 and 6,888,531 shares, respectively, of its common stock under its stock repurchase program for $145 million and $360 million, respectively. During the three and nine months ended September 30, 2014, the company repurchased and cancelled 1,218,503 and 5,431,188 shares, respectively, of its common stock under its stock repurchase program for $87 million and $411 million, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(8)                  Fair Value Measurements

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$7,384	$7,384	$—	$—	$14,419	$14,419	$—	$—
Marketable securities, current(2)	81,731	—	81,731	—	80,706	—	80,706	—
Deferred compensation trusts(3)	59,898	59,898	—	—	94,893	94,893	—	—
Marketable securities, noncurrent(4)	239,205	—	239,205	—	343,644	—	343,644	—
Derivative assets(5)
Commodity contracts	335	—	335	—	561	—	561	—
Foreign currency contracts	7,258	—	7,258	—	180	—	180	—

Liabilities:
Derivative liabilities(5)
Commodity contracts	$2,149	$—	$2,149	$—	$2,290	$—	$2,290	$—
Foreign currency contracts	16,735	—	16,735	—	4,392	—	4,392	—

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(5)             See Note 9 for the classification of commodity and foreign currency contracts in the Condensed Consolidated Balance Sheet. Commodity and foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of September 30, 2015: money market funds of $7 million, U.S. agency securities of $32 million, U.S. Treasury securities of $96 million and corporate debt securities of $193 million. As of December 31, 2014, available-for-sale securities consisted of money market funds of $14 million, U.S. agency securities of $73 million, U.S. Treasury securities of $107 million and corporate debt securities of $245 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During the three and nine months ended September 30, 2015, proceeds from sales and maturities of available-for-sale securities were $94 million and $296 million, respectively, compared to $40 million and $157 million for the corresponding periods of 2014.

In addition to assets and liabilities that are measured at fair value on a recurring basis, the company is required to measure certain assets and liabilities at fair value on a nonrecurring basis. On September 30, 2015, the company sold 50% of its ownership in its principal Spanish operating subsidiary for a cash purchase price of approximately $46 million subject to certain purchase price adjustments. In connection with the deconsolidation of the former subsidiary, the company has accounted for its retained noncontrolling interest at its estimated fair value of $44 million as of September 30, 2015. The fair value was estimated using a combination of income-based and market-based valuation approaches utilizing unobservable Level 3 inputs, including significant management assumptions such as forecasted revenue and operating margins, weighted average cost of capital and EBITDA multiples. Observable inputs, such as the cash consideration received for the divested share of the entity, were also considered. (See Note 18 for a further discussion of the sale.)

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		September 30, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,035,602	$1,035,602	$1,224,834	$1,224,834
Cash equivalents(2)	Level 2	738,413	738,413	753,872	753,872
Marketable securities, current(3)	Level 2	164,021	164,021	24,425	24,425
Notes receivable, including noncurrent portion(4)	Level 3	20,189	20,189	19,284	19,284
Liabilities:
3.375% Senior Notes(5)	Level 2	$497,375	$516,475	$497,045	$510,465
3.5% Senior Notes(5)	Level 2	495,044	506,375	494,640	498,914
1.5% Convertible Senior Notes(5)	Level 2	—	—	18,324	40,826
Other borrowings(6)	Level 2	270	270	10,418	10,418

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

As of September 30, 2015, the company had total gross notional amounts of $870 million of foreign currency contracts and $9 million of commodity contracts outstanding relating to engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. Both the foreign currency and commodity contracts are of varying duration, none of which extend beyond December 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the three and nine months ended September 30, 2015 and 2014.

The fair values of derivatives designated as hedging instruments under ASC 815 as of September 30, 2015 and December 31, 2014 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
(in thousands)	Location	2015	2014	Location	2015	2014
Commodity contracts	Other current assets	$313	$365	Other accrued liabilities	$1,522	$1,362
Foreign currency contracts	Other current assets	5,779	128	Other accrued liabilities	13,242	3,721
Commodity contracts	Other assets	22	196	Noncurrent liabilities	627	928
Foreign currency contracts	Other assets	1,479	52	Noncurrent liabilities	3,493	671
Total		$7,593	$741		$18,884	$6,682

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The pre-tax net gains recognized in earnings associated with the hedging instruments designated as fair value hedges for the three and nine months ended September 30, 2015 and 2014 were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2015	2014	2015	2014

Foreign currency contracts	Corporate general and administrative expense	$(7,641)	$(1,228)	$(3,558)	$2,123

The pre-tax amount of gain (loss) recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the amount of gain (loss) recognized in earnings on the hedged items in the same locations in the Condensed Consolidated Statement of Earnings.

The after-tax amount of gain (loss) recognized in OCI associated with the derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cash Flow Hedges (in thousands)	2015	2014	2015	2014
Commodity contracts	$(320)	$(175)	$(421)	$(225)
Foreign currency contracts	(4,600)	(1,788)	(4,023)	(1,465)
Total	$(4,920)	$(1,963)	$(4,444)	$(1,690)

The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges was as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2015	2014	2015	2014
Commodity contracts	Total cost of revenue	$(79)	$(9)	$(289)	$61
Foreign currency contracts	Total cost of revenue	(577)	198	(521)	488
Interest rate contracts	Interest expense	(262)	(262)	(787)	(786)
Total		$(918)	$(73)	$(1,597)	$(237)

(10)            Retirement Benefits

Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans included the following components:

	U.S. Pension Plan				Non-U.S. Pension Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$1,700	$950	$5,100	$2,850	$5,131	$4,071	$15,472	$12,400
Interest cost	3,799	7,919	11,398	23,756	6,672	8,702	19,961	26,387
Expected return on assets	(5,276)	(7,527)	(15,826)	(22,579)	(12,345)	(12,120)	(36,945)	(36,729)
Amortization of prior service cost	217	188	650	563	(204)	—	(613)	—
Recognized net actuarial loss	2,352	1,109	7,054	3,326	1,928	1,943	5,786	5,923
Settlements	9,423	—	9,423	—	—	—	—	—
Net periodic pension expense	$12,215	$2,639	$17,799	$7,916	$1,182	$2,596	$3,661	$7,981

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The company currently expects to contribute up to $100 million into its defined benefit pension plans during 2015, which is expected to be in excess of the minimum funding required and includes estimated additional funding to settle the U.S. defined benefit pension plan (the “U.S. Plan”). During the nine months ended September 30, 2015, contributions of approximately $33 million were made by the company.

The company’s Board of Directors previously approved amendments to freeze the accrual of future service-related benefits for salaried participants of the U.S. Plan as of December 31, 2011 and craft participants of the U.S. Plan as of December 31, 2013. During the fourth quarter of 2014, the company’s Board of Directors approved an amendment to terminate the U.S. Plan effective December 31, 2014. The U.S. Plan is expected to be settled in late 2015. The company’s ultimate settlement obligation will depend upon the nature and timing of participant settlements and prevailing market conditions. Upon settlement, the company expects to recognize additional expense, consisting of unrecognized actuarial losses included in AOCI that totaled approximately $285 million as of September 30, 2015, adjusted for the difference between the ultimate settlement obligation and the company’s accrued pension liability, which could be significant. The company does not expect the settlement of the plan obligations to have a material impact on its cash position.

During the nine months ended September 30, 2015, lump-sum distributions to participants of the U.S. Plan exceeded the sum of the service cost and interest cost components of net periodic pension cost. As a result, the company recorded a pre-tax settlement charge of $9 million during the third quarter of 2015 which was included in “Corporate general and administrative expense” in the Condensed Consolidated Statement of Earnings. The lump-sum distributions were funded by assets of the U.S. Plan.

In anticipation of the plan settlement, the company purchased $10 million in investments in limited partnerships from the U.S. Plan during the third quarter of 2015, as allowed under a prohibited transaction exemption with the U.S. Department of Labor. The purchase price approximated the fair value of the investments as of September 30, 2015. The company’s investments in the limited partnerships are accounted for as cost method investments.

(11)            Financing Arrangements

As of September 30, 2015, the company had a combination of committed and uncommitted lines of credit that totaled $5.7 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. The committed lines of credit consist of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in May 2019. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $750 million for the company’s subsidiaries. Borrowings under both facilities bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes were convertible if a specified trading price of the company’s common stock (the “trigger price”) was achieved and maintained for a specified period. The trigger price condition was satisfied during the first half of 2015 and the year ended December 31, 2014, and the 2004 Notes were therefore classified as short-term debt as of December 31, 2014. During the first half of 2015, holders converted $8 million of the 2004 Notes in exchange for the principal balance owed in cash plus 167,674 shares of the company’s common stock at a conversion rate of 37.0997 shares per each $1,000 principal amount of the 2004 Notes. On May 7, 2015, the company redeemed the remaining $10 million of outstanding 2004 Notes at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest up to (but excluding) May 7, 2015.

During the third quarter of 2013, the company established a short-term credit facility to purchase land and construction equipment associated with the equipment operations in the Global Services segment. Outstanding borrowings under the facility were $10 million as of December 31, 2014. All borrowings under the facility were repaid during the first nine months of 2015; therefore, no borrowings were outstanding under the credit facility as of September 30, 2015.

As of September 30, 2015, the company was in compliance with all of the financial covenants related to its debt agreements.

(12)           Stock-Based Plans

The company’s executive and director stock-based compensation plans are described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2014. In the first nine months of 2015 and 2014, restricted stock units and restricted shares totaling 556,323 and 370,014, respectively, were granted to executives and directors, at weighted-average per share prices of $58.85 and $79.06, respectively. For the company’s executives, the restricted stock units granted in 2015 and 2014 generally vest ratably over three years. For the company’s directors, the restricted stock units and shares granted in 2015 and 2014 vest or vested on the first anniversary of the grant. During the first nine months of 2015 and 2014, options for the purchase of 963,288 shares at a weighted-average exercise price of $59.05 per share and 684,486 shares at a weighted-average exercise price of $79.19 per share, respectively, were awarded to executives. The options granted in 2015 and 2014 vest ratably over three years. The options expire ten years after the grant date.

In the first nine months of 2015 and 2014, performance-based Value Driver Incentive (“VDI”) units totaling 430,970 and 315,551, respectively, were granted to executives at weighted-average per share prices of $59.05 and $79.19, respectively. The number of units is adjusted at the end of each performance period based on the achievement of certain performance criteria. The VDI awards granted in 2015 can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718. The VDI awards granted in 2014 may be settled in cash, based on the closing price of the company’s common stock on the vesting date, or company stock. In accordance with ASC 718, the awards granted in 2014 are classified as liabilities and remeasured at fair value at the end of each reporting period until the awards are settled. Both the VDI awards granted in 2015 and 2014 vest after a period of approximately three years.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

attributable to noncontrolling interests. For the three and nine months ended September 30, 2015, net earnings attributable to noncontrolling interests were $10 million and $44 million, respectively. For the three and nine months ended September 30, 2014, net earnings attributable to noncontrolling interests were $45 million and $122 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods presented. Distributions paid to noncontrolling interests were $45 million and $76 million for the nine months ended September 30, 2015 and 2014, respectively. Capital contributions by noncontrolling interests were $4 million and $2 million for the nine months ended September 30, 2015 and 2014, respectively.

(14)           Contingencies and Commitments

The company and certain of its subsidiaries are subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business, including matters related to government contracting and environmental regulations. The company does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

As of September 30, 2015, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

St. Joe Minerals Matters

Since 1995, the company has been named as a defendant in a number of lawsuits alleging injuries resulting from the lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri, which the company sold in 1994. Until December 2010, substantially all of the lawsuits were settled and paid by the buyer of the business, who had agreed to indemnify the company for all such liabilities; in all of these cases the company was fully released. Since December 2010, the company has made payments to settle several other lawsuits relating to the lead business, including a $306 million payment in January 2015. The company has filed suit against the buyer seeking indemnification for all liabilities arising from the post-December 2010 lead exposures cases, including the January 2015 payment.

Other Matters

The company and certain of its clients have made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. As of September 30, 2015 and December 31, 2014, the company had recorded $25 million and $21 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract work in progress. Additional costs are expected to be incurred in future quarters. The company believes the ultimate recovery of incurred and future costs related to these claims is probable in accordance with ASC 605-35-25.

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

In August 2015, the company entered into an agreement to form COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company will have a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, will have a 51% ownership interest. Through CFHI, the two companies will own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. Under the agreement, the company has committed to

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

make an initial cash investment of $350 million after all regulatory approvals are received, which is targeted for late 2015 or early 2016, with a $140 million additional investment targeted for the third quarter of 2016.

(15)           Guarantees

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $20.5 billion as of September 30, 2015. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of September 30, 2015 and December 31, 2014 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

(16)           Partnerships and Joint Ventures

In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Receivables related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” in the Condensed Consolidated Balance Sheet were $121 million and $113 million as of September 30, 2015 and December 31, 2014, respectively.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

In most cases, when the company is not the primary beneficiary and not required to consolidate the VIE, the proportionate consolidation method of accounting is used for joint ventures and partnerships in the construction industry, whereby the company recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The cost and equity methods of accounting are also used, depending on the company’s respective ownership interest and amount of influence on the entity, as well as other factors. The net carrying value of the unconsolidated VIEs classified under “Investments and goodwill” and “Other accrued liabilities” in the Condensed Consolidated Balance Sheet was a net asset of $203 million and $107 million as of September 30, 2015 and December 31, 2014, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of September 30, 2015 for the unconsolidated VIEs were $15 million.

In some cases, the company is required to consolidate certain VIEs. As of September 30, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $846 million and $412 million, respectively. As of December 31, 2014, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $891 million and $442 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

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

Operating information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
External Revenue (in millions)	2015	2014	2015	2014
Oil & Gas	$2,407.3	$3,263.5	$7,630.1	$8,903.6
Industrial & Infrastructure	927.5	1,184.6	3,087.8	4,248.4
Government	660.7	615.1	1,909.8	1,806.9
Global Services	120.2	140.0	375.3	425.7
Power	268.9	236.9	740.4	691.8
Total external revenue	$4,384.6	$5,440.1	$13,743.4	$16,076.4

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The Global Services segment represents a combination of other operating segments that do not meet the ASC 280, “Segment Reporting,” requirements for separate disclosure or aggregation. Intercompany revenue for the Global Services segment, excluded from the amounts shown above, was $107 million and $331 million for the three and nine months ended September 30, 2015, respectively, and $131 million and $406 million for the three and nine months ended September 30, 2014, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Profit (Loss) (in millions)	2015	2014	2015	2014
Oil & Gas	$189.8	$178.3	$575.4	$484.5
Industrial & Infrastructure	45.1	100.6	174.5	293.4
Government	30.0	29.6	62.0	56.0
Global Services	9.5	20.5	38.9	62.8
Power	(34.1)	5.7	(52.8)	19.2
Total segment profit	$240.3	$334.7	$798.0	$915.9

Power segment profit for the three and nine months ended September 30, 2015 and 2014 included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. In May 2014, NuScale entered into a cost-sharing agreement with the U.S. Department of Energy (“DOE”) establishing the terms and conditions of a multi-year funding award that allows certain qualified expenditures to be reimbursed. NuScale expenses included in the determination of segment profit were $29 million and $65 million for the three and nine months ended September 30, 2015, respectively, and $17 million and $33 million for the three and nine months ended September 30, 2014, respectively. NuScale expenses were net of qualified reimbursable expenses of $13 million and $44 million for the three and nine month periods of 2015, respectively, and $6 million and $23 million for the three and nine month periods of 2014, respectively. The company recognizes the cost-sharing award with the DOE, when earned, as a reduction of “Total cost of revenue” in the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized, with the exception of certain pre-award costs which were recognized in the third quarter of 2014 upon entering into the cost-sharing agreement.

A reconciliation of total segment profit to earnings from continuing operations before taxes is as follows:

	Three Months Ended		Nine Months Ended
Reconciliation of Total Segment Profit to Earnings from	September 30,		September 30,
Continuing Operations Before Taxes (in millions)	2015	2014	2015	2014
Total segment profit	$240.3	$334.7	$798.0	$915.9
Gain related to a partial sale of a subsidiary	68.2	—	68.2	—
Corporate general and administrative expense	(35.2)	(35.1)	(124.1)	(129.6)
Interest income (expense), net	(5.6)	(1.6)	(20.4)	(8.0)
Earnings attributable to noncontrolling interests	10.5	45.4	44.2	121.8
Earnings from continuing operations before taxes	$278.2	$343.4	$765.9	$900.1

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Total assets by segment are as follows:

	September 30,	December 31,
Total Assets by Segment (in millions)	2015	2014
Oil & Gas	$1,585.6	$1,745.3
Industrial & Infrastructure	779.4	848.2
Government	491.5	540.1
Global Services	711.6	781.9
Power	228.6	178.6

The above changes in total assets by segment are primarily due to fluctuations in project working capital related to project execution activities.

(18)           Partial Sale of a Subsidiary

On September 30, 2015, the company sold 50% of its ownership of Fluor S.A., its principal Spanish operating subsidiary, to Sacyr Industrial, S.L.U. for a cash purchase price of approximately $46 million, subject to certain purchase price adjustments. The company deconsolidated the subsidiary and recorded a pre-tax non-operating gain of $68 million during the third quarter of 2015, which was determined based on the sum of the proceeds received on the sale and the estimated fair value of the company’s retained 50% noncontrolling interests, less the carrying value of the net assets associated with the former subsidiary. See Note 8 for further discussion for the company’s valuation of its retained noncontrolling interest.

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

·                  Failure of our joint venture partners to perform their venture obligations, which could impact the success of those ventures and impose additional financial and performance obligations on us, resulting in reduced profits or losses;

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

·                  Failure of our employees, agents or partners to comply with laws, which could result in harm to our reputation and reduced profits or losses;

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

·                  The risks associated with acquisitions, dispositions or other investments;

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

·                  Foreign exchange risks;

·                  The inability to hire and retain qualified personnel;

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

RESULTS OF OPERATIONS

Summary

Consolidated revenue for the three months ended September 30, 2015 decreased 19 percent from $5.4 billion to $4.4 billion compared to the three months ended September 30, 2014. Consolidated revenue for the nine months ended September 30, 2015 decreased 15 percent from $16.1 billion to $13.7 billion compared to the first nine months of the prior year. The revenue decreases in the current year periods were principally due to a significant decline in project execution activities in the mining and metals and infrastructure business lines of the Industrial & Infrastructure segment and lower revenue from project execution activities for certain large upstream projects progressing to completion in the Oil and Gas segment.

Earnings from continuing operations attributable to Fluor Corporation were $176 million and $469 million for the three and nine months ended September 30, 2015, respectively, compared to earnings from continuing operations attributable to Fluor Corporation of $183 million and $495 million, respectively, for the corresponding periods of 2014. The three and nine month periods of 2015 reflect reduced contributions from the mining and metals and infrastructure business lines of the Industrial and Infrastructure segment and lower performance by the Power segment. These declines were partially offset by higher contributions from the Oil & Gas segment and a $68 million pre-tax gain related to the sale of 50 percent of the company’s ownership interest in its principal operating subsidiary in Spain to facilitate the formation of an Oil & Gas joint venture.

As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, the company recorded a loss from discontinued operations of $114 million (net of taxes of $64 million) and $199 million (net of taxes of $111 million) during the three and nine months ended September 30, 2014, respectively, in connection with the reassessment of estimated loss contingencies related to the lead business of St. Joe Minerals Corporation (“St. Joe”) and The Doe Run Company (“Doe Run”) in Herculaneum, Missouri, which are discontinued operations. In 1994, the company sold its interests in St. Joe and Doe Run, along with all liabilities associated with the lead business, pursuant to a sale agreement in which the buyer agreed to indemnify the company for those liabilities. During both the three and nine months ended September 30, 2015, the company recorded a loss from discontinued operations of $5 million (net of taxes of $3 million) resulting from the settlement of lead exposure cases related to the divested lead business and the payment of legal fees incurred in connection with a pending indemnification action against the buyer of the lead business for these settlements and others.

The effective tax rate on earnings from continuing operations for the three and nine months ended September 30, 2015 was 32.9 percent and 33.0 percent, respectively, compared to 33.4 percent and 31.4 percent for the corresponding periods of 2014. The effective tax rate for all periods benefits from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. Additionally, the effective tax rate for the three months ended September 30, 2014 was unfavorably impacted by foreign losses for which the company will not receive a benefit. The effective tax rate for the nine months ended September 30, 2015 also benefited from an IRS settlement in 2015. The company’s effective tax rate on the loss from discontinued operations for the three and nine months ended September 30, 2015 was 35.5 percent.

Diluted earnings per share from continuing operations were $1.21 and $3.17 for the three and nine months ended September 30, 2015, respectively, compared to $1.15 and $3.08 for the corresponding periods of 2014. During both periods of 2015, the impact of having fewer outstanding shares due to the repurchase of common stock more than offset the reduction in earnings.

The company’s results reported by foreign subsidiaries with non-U.S. dollar functional currencies are affected by foreign currency volatility. When the U.S. dollar appreciates against the non-U.S. dollar functional currencies of these subsidiaries, the company’s reported revenue, cost and earnings, after translation into U.S. dollars, are lower than what they would have been had the U.S. dollar depreciated against the same foreign currencies or if there had been no change in the exchange rates. Although the company is exposed to foreign currency risk for both translation and remeasurement, the net impact on earnings was not significant for either the three and nine months ended September 30, 2015 or September 30, 2014.

The company is still experiencing a highly competitive business environment, with pressure on margins. In some cases, margins may be favorably or unfavorably impacted by a change in the mix of work performed or a change in the amount of customer-furnished materials, which are accounted for as pass-through costs. During the first nine months of 2015, the Oil & Gas segment experienced higher segment profit margin that was partially due to a shift in the mix of work from lower margin construction activities to higher margin engineering activities. This shift corresponds to an increase in the volume of project execution activities for projects that are in the earlier stages of the project life cycle compared to a year ago.

The Oil & Gas segment remains well positioned for new project activity in downstream markets; however, declining oil prices since the latter part of 2014 have affected the segment’s current projects and the timing of new awards. In the Industrial & Infrastructure segment, mining and metals business has continued to slow as major capital investment decisions by most mining customers have been deferred. Revenue in the Government segment continues to be adversely impacted by reduced project execution activities of the Logistics Civil Augmentation Program (“LOGCAP IV”) in Afghanistan.

Consolidated new awards were $5.3 billion and $14.0 billion for the three and nine months ended September 30, 2015, respectively, compared to new awards of $6.0 billion and $22.5 billion for the three and nine months ended September 30, 2014, respectively. The Oil & Gas and Industrial & Infrastructure segments were the major contributors to the new award activity in the first nine months of 2015. Approximately 62 percent of consolidated new awards for the nine months ended September 30, 2015 were for projects located outside of the United States compared to 82 percent for the first nine months of 2014.

Consolidated backlog as of September 30, 2015 was $41.7 billion compared to $42.3 billion as of September 30, 2014. Backlog declines in the mining and metals business line of the Industrial & Infrastructure segment and the Government segment were mostly offset by increases in the Oil & Gas segment and Power segment. Backlog was negatively impacted by approximately $2.3 billion in the first nine months of 2015 due to a strengthening U.S. dollar compared to most major foreign currencies. As of September 30, 2015, approximately 66 percent of consolidated backlog related to projects outside of the United States compared to 72 percent as of September 30, 2014. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

Oil & Gas

Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Revenue	$2,407.3	$3,263.5	$7,630.1	$8,903.6
Segment profit	189.8	178.3	575.4	484.5

Revenue for the three and nine months ended September 30, 2015 decreased by 26 percent and 14 percent, respectively, compared to the corresponding periods in 2014, primarily due to reduced volume of project execution activities for certain large upstream projects progressing to completion, including a coal bed methane project in Australia and two oil sands facilities in Canada. This revenue decline was partially offset by an increase in project execution activities for numerous petrochemical and downstream projects across various regions.

Segment profit for the three and nine months ended September 30, 2015 increased by 7 percent and 19 percent, respectively, compared to the three and nine months ended September 30, 2014. Segment profit margin for the three and nine months ended September 30, 2015 was 7.9 percent and 7.5 percent compared to 5.5 percent and 5.4 percent for the corresponding periods in 2014. The improvement in segment profit and segment profit margin during the three month period primarily resulted from a shift in the mix of work from lower margin construction activities to higher margin engineering activities, as well as a reduction in segment overhead expenses due to our cost optimization activities. The improvement in segment profit and segment profit margin during the nine month period was largely attributable to the shift in the mix of work from lower margin construction activities to higher margin engineering activities and the positive effect of forecast revisions associated with the reassessment of risk for certain projects progressing towards completion.

During the third quarter of 2015, the company recognized a $68 million pre-tax non-operating gain related to the sale of 50 percent of the company’s ownership interest in its principal operating subsidiary in Spain to facilitate the formation of an Oil & Gas joint venture, which was excluded from segment profit above.

New awards for the three and nine months ended September 30, 2015 were $3.6 billion and $9.1 billion, compared to $4.5 billion and $14.8 billion for the corresponding periods of 2014. New awards in the most recent three month period included a refinery project in Kuwait and a refinery reconfiguration project in the United States. Backlog as of September 30, 2015 increased 9.2 percent to $29.1 billion compared to $26.6 billion as of September 30, 2014. The growth in backlog resulted from higher levels of new award activity for downstream projects since the third quarter of 2014, which reflects continued demand for new capacity. The segment remains well positioned for new project activity in these markets; however, declining oil prices since the latter part of 2014 have affected the segment’s current projects and the timing of new awards.

Total assets in the segment decreased to $1.6 billion as of September 30, 2015, compared to $1.7 billion as of December 31, 2014.

Industrial & Infrastructure

Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Revenue	$927.5	$1,184.6	$3,087.8	$4,248.4
Segment profit	45.1	100.6	174.5	293.4

Revenue for the three and nine months ended September 30, 2015 decreased by 22 percent and 27 percent, respectively, compared to the three and nine months ended September 30, 2014, primarily due to declines in volume in the mining and metals and infrastructure business lines.

Segment profit for the three and nine months ended September 30, 2015 decreased by 55 percent and 41 percent, respectively, from the corresponding periods in the previous year, due to reduced contributions from the mining and metals and infrastructure business lines. Segment profit margin for the three and nine months ended September 30, 2015 was 4.9 percent and 5.7 percent compared to 8.5 percent and 6.9 percent for the corresponding periods in the previous year. The reduction in segment profit margin during both the three and nine month periods was primarily due to the prior periods benefiting favorably from the completion of a domestic transportation project.

New awards for the three months ended September 30, 2015 were $926 million compared to $451 million for the third quarter of 2014. New awards for the current quarter were primarily in the infrastructure business line and included a highway project in Texas.

Backlog decreased to $6.6 billion as of September 30, 2015 compared to $8.6 billion as of September 30, 2014. This decline was primarily due to the work off of backlog outpacing the new award activity in the mining and metals business lines. The mining and metals business line continues to experience the deferral of major capital investment decisions by some mining customers as a result of softening commodity demand.

Total segment assets were $779 million as of September 30, 2015, compared to $848 million as of December 31, 2014.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Revenue	$660.7	$615.1	$1,909.8	$1,806.9
Segment profit	30.0	29.6	62.0	56.0

Revenue for the three and nine months ended September 30, 2015 increased 7 percent and 6 percent, respectively, compared to the same periods in the prior year. Increased revenues from project execution activities for the Magnox RSRL Project and the Paducah Gaseous Diffusion Plant Project, both awarded in 2014, were largely offset by a continued reduction in project execution activities associated with LOGCAP IV in Afghanistan for both the three and nine month periods ended September 30, 2015. Increased revenue from the Strategic Petroleum Reserve Project, also awarded in 2014, further contributed to the increase in revenue for the nine month period ended September 30, 2015.

Segment profit remained relatively flat for the three months ended September 30, 2015 compared to the prior year. Segment profit for the nine months ended September 30, 2015 increased 11 percent compared to the same period in the prior year. Segment profit growth resulting from the increase in project execution activities for the Magnox RSRL Project, the Strategic Petroleum Reserve Project and the Paducah Gaseous Diffusion Plant Project, as well as improved contributions from a base operations support services contract, more than offset the reduced contributions associated with the decline in project execution activities for LOGCAP IV for the nine month period ending September 30, 2015.

Segment profit margin for the three and nine months ended September 30, 2015 was 4.5 percent and 3.2 percent, respectively, compared to 4.8 percent and 3.1 percent for the three and nine months ended September 30, 2014.

New awards for the three months ended September 30, 2015 were $277 million compared to $700 million for the same period in the prior year. This decrease was primarily driven by the award of the Paducah Gaseous Diffusion Plant Project in the third quarter of 2014.

Backlog as of September 30, 2015 decreased to $3.8 billion compared to $5.2 billion as of September 30, 2014. This decrease resulted from continued project execution activities on several existing projects outpacing new award activity. Total backlog included $1.3 billion of unfunded government contracts as of September 30, 2015 and $2.2 billion of unfunded government contracts as of September 30, 2014.

Total assets in the Government segment were $492 million as of September 30, 2015 compared to $540 million as of December 31, 2014.

Global Services

Revenue and segment profit for the Global Services segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Revenue	$120.2	$140.0	$375.3	$425.7
Segment profit	9.5	20.5	38.9	62.8

Revenue for the three and nine months ended September 30, 2015 decreased 14 percent and 12 percent, respectively, compared to the corresponding periods in 2014, primarily due to volume declines in the equipment business line’s operations in Mexico, Afghanistan and Africa.

Segment profit for the three and nine months ended September 30, 2015 decreased 54 percent and 38 percent respectively from the corresponding periods in the prior year. Segment profit margin for the three and nine months ended September 30, 2015 was 7.9 percent and 10.4 percent, respectively, compared to 14.6 percent and 14.7 percent for the three and nine months ended September 30, 2014. Reduced segment profit and segment profit margins primarily result from the volume declines in the equipment business line’s operations in Afghanistan and Africa.

The equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

Total assets in the Global Services segment were $712 million as of September 30, 2015 compared to $782 million as of December 31, 2014.

Power

Revenue and segment profit for the Power segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Revenue	$268.9	$236.9	$740.4	$691.8
Segment profit (loss)	(34.1)	5.7	(52.8)	19.2

Revenue for the three and nine months ended September 30, 2015 increased 14 percent and 7 percent, respectively, compared to the three and nine months ended September 30, 2014. Revenue growth in both periods was principally due to increased project execution activities for several projects in the early stages of project execution, including a large gas-fired power plant in Greensville County, Virginia and two large gas-fired power plants in South Carolina and Florida.

Segment profit and segment profit margin for the three and nine months ended September 30, 2015 decreased significantly compared to the three and nine months ended September 30, 2014, substantially due to the impact of forecast revisions for the large gas fired power plant in Brunswick County, Virginia and an increase in NuScale expenses, net of qualified reimbursable expenditures.

The Power segment includes the operations of NuScale, which are primarily research and development activities. In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $217 million under the DOE’s Small Modular Reactor Licensing Technical Support Program. This cost-sharing award requires NuScale to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design development and certification. The DOE is to provide cost reimbursement for up to 43 percent of qualified expenditures incurred during the period from June 1, 2014 to May 31, 2019. The company recognizes the cost-sharing award as a reduction of “Total cost of revenue” in the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized. NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit, were $29 million and $65 million, respectively, for the three and nine months ended September 30, 2015 compared to $17 million and $33 million, respectively, for the three and nine months ended September 30, 2014.

New awards in the third quarter of 2015 were $534 million compared to $382 million in the third quarter of 2014. New awards in the most recent three month period included a gas-fired power plant in Florida. Backlog was $2.2 billion as of September 30, 2015 and $1.8 billion as of September 30, 2014.

Total assets in the Power segment were $229 million as of September 30, 2015 and $179 million as of December 31, 2014. The increase in total assets resulted from increased working capital in support of project execution activities.

Other

Corporate general and administrative expense for the three and nine months ended September 30, 2015 was $35 million and $124 million, respectively, compared to $35 million and $130 million for the three and nine months ended September 30, 2014, respectively. Declines in stock price-driven compensation expense during both the three and nine month periods were partially offset by increased expenses associated with the company’s partial settlement of its U.S. pension plan during the third quarter of 2015. Net interest expense was $6 million and $20 million for the three and nine months ended September 30, 2015 compared to $2 million and $8 million during the corresponding periods of 2014. Interest expense increased in 2015 due to the issuance of $500 million of 3.5% Senior Notes in November 2014. Income tax expense for the three and nine months ended September 30, 2015 and 2014 is discussed above under “— Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 14 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit totaling $5.7 billion, which may be used for revolving loans, letters of credit and/or general purposes. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $4.2 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of September 30, 2015, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of September 30, 2015 was 24.5 percent compared to 24.7 percent as of December 31, 2014.

Cash Flows

Cash and cash equivalents were $1.8 billion as of September 30, 2015 compared to $2.0 billion as of December 31, 2014. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.3 billion and $2.4 billion as of September 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. As of both September 30, 2015 and December 31, 2014, non-U.S. cash and cash equivalents amounted to $1.1 billion. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in short-term, offshore time deposits, for which there is unrestricted access.

In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated VIEs (joint ventures and partnerships). These amounts (which totaled $287 million and $353 million as of September 30, 2015 and December 31, 2014, respectively, as reflected in the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $652 million and $569 million as of September 30, 2015 and December 31, 2014, respectively, as reflected in the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be advantageous to move cash and cash equivalents between countries due to statutory dividend limitations or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of September 30, 2015 and December 31, 2014 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

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

During the nine months ended September 30, 2015, working capital decreased primarily due to a decrease in accounts receivable and an increase in advance billings partially offset by an increase in prepaid income taxes and a decrease in accounts payable. Specific factors related to these drivers include:

·                  A decrease in accounts receivable in the Oil & Gas segment, primarily related to collections for a coal bed methane gas project in Australia.

·                  An increase in advance billings in the Oil & Gas segment which was the result of normal project execution activities for several projects.

·                  A decrease in accounts payable in the Oil & Gas segment. The lower accounts payable balance in 2015 resulted from invoicing and payment activities for numerous projects including an oil sands facility in Canada and the coal bed methane gas project in Australia.

During the nine months ended September 30, 2014, working capital increased due to decreases in accounts payable and advance billings partially offset by a decrease in accounts receivable. The drivers of these fluctuations were:

·                  Decreases in accounts payable across all segments except Global Services. The lower accounts payable balance as of the end of the third quarter of 2014 resulted primarily from normal invoicing and payment activities associated with numerous projects.

·                  A decrease in advance billings in the Industrial & Infrastructure segment which was the result of normal project execution activities for several projects.

·                  Decreases in accounts receivable in the Industrial & Infrastructure and Government segments. The lower accounts receivable balance in 2014  resulted primarily from normal billing and collection activities for various projects, including  LOGCAP IV.

Cash provided by operating activities was $570 million for the nine months ended September 30, 2015 compared to $407 million for the corresponding period of the prior year. Operating cash flow improvement resulted from favorable year-over-year changes in working capital, partially offset by cash outflows totaling $312 million associated with discontinued operations as discussed below.

The company contributed $33 million into its defined benefit pension plans during the nine months ended September 30, 2015 compared to $50 million during the corresponding period of the prior year. The company expects to contribute up to $100 million during 2015, which is expected to be in excess of the minimum funding required and includes estimated additional funding to settle the U.S. Plan.

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

Investing Activities

Cash utilized by investing activities amounted to $170 million and $181 million for the nine months ended September 30, 2015 and 2014, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; and investments in and sales of partnerships and joint ventures.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the nine months ended September 30, 2015 and 2014, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $39 million and $42 million, respectively. The company held combined current and noncurrent marketable securities of $485 million and $449 million as of September 30, 2015 and December 31, 2014, respectively.

Capital expenditures of $181 million and $223 million for the nine months ended September 30, 2015 and 2014, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $70 million and $72 million during the nine months ended September 30, 2015 and 2014, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment.

On September 30, 2015, the company sold 50% of its ownership of Fluor S.A., its principal Spanish operating subsidiary, to Sacyr Industrial, S.L.U. for a cash purchase price of approximately $46 million, subject to certain purchase price adjustments. The company deconsolidated the subsidiary and recorded a pre-tax non-operating gain of $68 million during the third quarter of 2015, which was determined based on the proceeds received on the sale and the estimated fair value of the company’s retained 50% noncontrolling interests, less the carrying value of the net assets associated with the former subsidiary. See Note 8 for further discussion for the company’s valuation of its retained noncontrolling interest.

During the first nine months of 2014, the company sold its interest in two joint ventures in the Industrial & Infrastructure segment for $44 million. The company had a 10 percent interest in both joint ventures and accounted for these investments using the equity method.

The company continues to make investments in partnerships or joint ventures primarily for the execution of single contracts or projects. Investments in unconsolidated partnerships and joint ventures were $81 million and $34 million during the nine months ended September 30, 2015 and 2014, respectively.

Financing Activities

Cash utilized by financing activities during the nine months ended September 30, 2015 and 2014 of $534 million and $562 million, respectively, included company stock repurchases, company dividend payments to stockholders and distributions paid to holders of noncontrolling interests.

Cash utilized by financing activities during the nine months ended September 30, 2015 and 2014 included the repurchase and cancellation of 6,888,531 and 5,431,188 shares of the company’s common stock for $360 million and $411 million, respectively, under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2014 were paid in the first quarter of 2015. Quarterly cash dividends of $0.21 per share were declared in the third quarter of 2015 and 2014. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

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

In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the “2004 Notes”) due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes were convertible if a specified trading price of the company’s common stock (the “trigger price”) was achieved and maintained for a specified period. The trigger price condition was satisfied during the first half of 2015 and the year ended December 31, 2014, and the 2004 Notes were therefore classified as short-term debt as of December 31, 2014. During the first half of 2015, holders converted $8 million of the 2004 Notes in exchange for the principal balance owed in cash plus 167,674 shares of the company’s common stock at a conversion rate of 37.0997 shares per each $1,000 principal amount of the 2004 Notes. On May 7, 2015, the company redeemed the remaining $10 million of outstanding 2004 Notes at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest up to (but excluding) May 7, 2015.

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $45 million and $76 million during the nine months ended September 30, 2015 and 2014, respectively. Distributions in 2015 primarily related to a mining joint venture project in Australia and an infrastructure road project in the United States. Distributions in 2014 primarily related to a transportation joint venture project in the United States and a mining joint venture project in Argentina.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the nine months ended September 30, 2015 and 2014, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $129 million and $102 million, respectively, of which $78 million and $48 million, respectively, related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of September 30, 2015, the company had a combination of committed and uncommitted lines of credit that totaled $5.7 billion. These lines may be used for revolving loans, letters of credit and/or general purposes. The committed lines of credit consist of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in May 2019. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $750 million for the company’s subsidiaries. Borrowings under both facilities bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. As of September 30, 2015, letters of credit and borrowings totaling $1.5 billion were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $20.5 billion as of September 30, 2015. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of September 30, 2015 and December 31, 2014 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

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

Contractual Obligations

In August 2015, the company entered into an agreement to form COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company will have a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, will have a 51% ownership interest. Through CFHI, the two companies will own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. Under the agreement, the company has committed to make an initial cash investment of $350 million after all regulatory approvals are received, which is targeted for late 2015 or early 2016, with a $140 million additional investment targeted for the third quarter of 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first nine months of 2015. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2014 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	September 30,
(in millions)	2015	2014
Backlog — beginning of period	$41,592.0	$40,328.2
New awards	5,294.3	6,011.4
Adjustments and cancellations, net (1)	(928.5)	1,229.7
Work performed	(4,264.5)	(5,299.5)
Backlog — end of period	$41,693.3	$42,269.8

	Nine Months Ended
	September 30,
(in millions)	2015	2014
Backlog — beginning of period	$42,481.5	$34,907.1
New awards	14,010.4	22,543.0
Adjustments and cancellations, net (1)	(1,430.5)	467.8
Work performed	(13,368.1)	(15,648.1)
Backlog — end of period	$41,693.3	$42,269.8

(1)             Backlog was negatively impacted by approximately $1.1 billion and $2.3 billion for the three and nine months ended September 30, 2015, respectively, due to a strengthening U.S. dollar compared to most major foreign currencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended September 30, 2015 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (2)

July 1, 2015 — July 31, 2015	570,013	$51.04	570,013	7,625,168

August 1, 2015 — August 31, 2015	683,806	46.26	683,806	6,941,362

September 1, 2015 — September 30, 2015	1,912,036	44.20	1,912,036	5,029,326

Total	3,165,855	$45.88	3,165,855

(1)             Consists of 3,165,855 shares of company stock repurchased and cancelled by the company under its stock repurchase program for total consideration of $145 million.

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

4.2

First Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of September 13, 2011 (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on September 13, 2011).

4.3

Second Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of June 22, 2012 (incorporated by reference to Exhibit 4.2 to the registrant’s Form S-3ASR filed on June 22, 2012).

4.4

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

10.2

Form of Restricted Stock Unit Agreement under the Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on July 30, 2015).

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

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2015 and 2014, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, and (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	October 29, 2015	/s/ Biggs C. Porter
Biggs C. Porter
Executive Vice President and Chief Financial Officer (Chief Accounting Officer)