Form 10-K
period 2015-12-31
FLUOR CORP
filed 2016-02-18
CIK 1124198

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

         As of June 30, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $7.7 billion based on the closing sale price as reported on the New York Stock Exchange.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2016
Common Stock, $.01 par value per share	138,917,663 shares
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2016 (Proxy Statement)	Part III

FLUOR CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2015

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

federal government and governments abroad; and we perform operations and maintenance activities globally for major industrial clients.

        Our business is aligned into five principal segments. The five segments are Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. Fluor Constructors International, Inc., which is organized and operates separately from the rest of our business, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects in each of our segments. Financial information on our segments, as defined under accounting principles generally accepted in the United States, is set forth on page F-46 of this annual report on Form 10-K under the caption "Operating Information by Segment," which is incorporated herein by reference.

Competitive Strengths

        As an integrated world class solutions provider of engineering, procurement, construction, fabrication, maintenance and project management services, we believe that our business model allows us the opportunity to bring to our clients on a global basis capital efficient business offerings that combine excellence in execution, safety, cost containment and experience. In that regard, we believe that our business strategies, which are based on certain of our core competencies, provide us with some significant competitive advantages:

        Excellence in Execution    Given our proven track record of project completion and client satisfaction, we believe that our ability to design, engineer, construct, commission and manage complex projects often in geographically challenging locations gives us a distinct competitive advantage. We strive to complete our projects meeting or exceeding all client specifications. In an increasingly competitive environment, we are also continually emphasizing cost and schedule controls so that we meet our clients' performance requirements as well as their schedule and budgetary needs.

        Financial Strength    We believe that we are among the most financially sound companies in our industry. We strive to maintain a solid financial condition, placing an emphasis on having a strong balance sheet and an investment grade credit rating. Our financial strength provides us a valuable competitive advantage in terms of access to surety bonding capacity and letters of credit which are critical to our business. Our strong balance sheet also allows us to fund our strategic initiatives, pay dividends, repurchase stock, pursue opportunities for growth and better manage unanticipated cash flow variations.

        Safety    One of our core values and a fundamental business strategy is our constant pursuit of safety. The maintenance of a safe and secure workplace is a key business driver for us and our clients. In the areas in which we provide our services, we have delivered and continue to deliver excellent safety performance, with our safety record being better than the industry average. In our experience, whether in an office or at a job-site, a safe environment decreases risks, assures a proper environment for all workers, enhances their morale and improves their productivity, reduces project cost and generally improves client relations. We believe that our safety record is one of our most distinguishing features.

        Global Execution Platform    As the largest U.S.-based, publicly-traded engineering, procurement, construction, fabrication and maintenance company, we have a global footprint with employees situated throughout the world. Our global presence allows us to build local relationships that permit us to capitalize on opportunities near these locations. It also allows us to mobilize quickly to project sites around the world.

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

        Risk Management    We believe that our ability to assess, understand, gauge, mitigate and manage project risk, especially in difficult locations or circumstances or in a complicated contracting environment, provides us with a proven ability to deliver the project certainty our clients demand. We have an experienced management team, and utilize a systematic and disciplined approach towards managing risks. We believe that our comprehensive risk management approach allows us to better control costs and schedule, which in turn leads to clients who are satisfied with the delivered product.

        Integrated Solutions    Through our integrated solutions offering, we can deliver to clients our broad range of engineering, procurement, construction, fabrication, equipment services, maintenance and management services and offerings in an integrated package. This approach spans the entire lifecycle of a project — from initial scoping and front end engineering to construction, fabrication, equipment and supply chain to post-completion operations and maintenance — thereby allowing us to bring our full breadth of resources to better solve client challenges and create opportunities. Our integrated solutions approach allows us to exercise better overall control of a project, in collaboration with our clients, which in turn results in more predictable and profitable results while enhancing the value, safety and efficiencies we can bring to a project. We believe we are one of the few industry players who have the capability to deliver integrated solutions to our client, which we believe is a clear differentiator for us.

General Operations

        Our services fall into six broad categories: engineering, procurement, construction, fabrication, maintenance and project management. We offer these services independently as well as on a fully integrated basis. Our services can range from basic consulting activities, often at the early stages of a project, to complete design-build and maintenance contracts.

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

  •
  In construction, we mobilize, execute, commission and demobilize projects on a self-perform or subcontracted basis. Generally, we are responsible for the completion of a project, often in difficult locations and under challenging circumstances. We are frequently designated as a program manager, where a client has facilities in multiple locations, complex phases in a single project location, or a large-scale investment in a facility. Depending upon the project, we often serve as the primary contractor or we may act as a subcontractor to another party.

  •
  We also provide a variety of fabrication and modularization services, including integrated engineering and modular fabrication and assembly, modular construction and asset support services. We offer a range of options designed to meet the specific needs of our clients. By operating self-perform fabrication yards in key regions of the world, our off-site fabrication solutions help our clients achieve cost and schedule savings by reducing on-site craft needs and shifting work to inherently safer and more controlled work environments.

  •
  Under our operations and maintenance contracts, our clients ask us to operate and maintain large, complex facilities for them. We do so through the delivery of total maintenance services, facility management, plant readiness, commissioning, start-up and maintenance technology, small capital projects, turnaround and outage services, all on a global basis. Among other things, we can provide key management, staffing and management skills to clients on-site at their facilities. Our operations and maintenance activities also include routine and outage/turnaround maintenance services, general maintenance and asset management, emissions reduction technologies and services, and restorative, repair, predictive and prevention services. In December 2015, we announced the acquisition of Stork Holding B.V, a global provider of maintenance, modification and asset integrity services. Through this acquisition, we will significantly increase our operations and maintenance business while also enhancing our integrated solutions capabilities. This transaction is expected to close in the spring of 2016.

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

Oil & Gas

        Through our Oil & Gas segment, we have long served the global oil and gas production, processing, and chemical and petrochemical industries, as an integrated solutions provider offering a full range of design, engineering, procurement, construction, fabrication and project management services to a broad spectrum of energy-related industries. We serve a number of specific industries including chemicals and petrochemicals, downstream refining, pipelines, upstream oil and gas production, liquefied natural gas ("LNG") and offshore production. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies that have the global strength and experience to perform extremely large projects in difficult locations. As the locations of large scale oil, gas and chemicals projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength, global reach, experience and track-record to manage their complex projects.

        As the global economy becomes increasingly competitive, clients are placing more emphasis on capital efficient project execution. Also, in many of the countries where we work, clients are requiring more local content in their projects by mandating use of in-country talent and procurement of in-country goods and services. To meet these challenges, we continue to expand our footprint in growth regions by establishing local offices, forming strategic alliances with local partners, and emphasizing local training programs. We are also increasing our use of distributed execution centers such as our offices in Manila, Cebu and New Delhi where we can continue to provide superior services on a very cost-efficient basis.

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

        In the chemicals and petrochemicals market, we have been very active for several years with major projects involving the expansion of ethylene based derivatives. The most active markets have been in the United States, Middle East and Asia, where there is significant demand for chemical products.

        With our partner Grupo ICA, we maintain a joint venture known as ICA Fluor, through which we continue to participate in the Mexican and Central American oil, gas, power, chemical and other markets.

        We are also focused on meeting the fabrication and modularization needs of our clients through a range of on-site and off-site options. We provide self-perform fabrication, integrated modular engineering fabrication and assembly, modular construction and asset support services to customers around the globe from our joint venture yards in Mexico, the Philippines, Russia and Canada. In 2015, we entered into a joint venture agreement to create an entity known as COOEC Fluor Heavy Industries Co., Ltd. ("CFHI"), which will provide us with the ability to produce cost effective and very large fabrication solutions to both the on-shore and off-shore markets, in a world-class, state-of-art facility located near Zhuhai, China. Through our procurement services, we also provide clients access to many independent fabrication facilities throughout the world.

Industrial & Infrastructure

        The Industrial & Infrastructure segment provides design, engineering, procurement, construction, operations and maintenance and project management services to the transportation, commercial and institutional, manufacturing, life sciences, mining and metals, telecommunications, microelectronics and water sectors. These projects often require application of our clients' state-of-the-art processes and intellectual knowledge. We focus on providing our clients with capital efficiencies through solutions that seek to reduce costs and compress delivery schedules. By doing so, we are able to complete our clients' projects on a quick and more cost efficient basis. In addition, we also work closely with clients in these and other sectors, including clients in the oil and gas and chemicals industries, by providing operations and maintenance services to help them achieve operational improvements at new or existing facilities thereby allowing our clients to remain focused on their core business functions.

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

        For the energy sector, we provide site management, environmental remediation, decommissioning, engineering and construction services and have been very successful in addressing the myriad environmental and regulatory challenges associated with these sites. Fluor performs significant activities as part of a joint venture that has responsibility for the Savannah River site near Aiken, South Carolina. Fluor-led teams are also responsible for certain decommissioning activities for the U.S. Department of Energy ("DOE"), including the Gaseous Diffusion Plants in Pike County, Ohio (Portsmouth) and Paducah, Kentucky. Additionally, a Fluor-led team is providing operations and maintenance services with the Department of Energy at the Strategic Petroleum Reserve in New Orleans, Louisiana. We are also serving government customers outside of the United States. For example, Fluor is part of a joint venture that is providing nuclear decommissioning services at 12 sites under the Magnox/Research Site Restoration Limited contract for the Nuclear Decommissioning Authority in the United Kingdom and site and lab management services for Atomic Energy of Canada Limited at Chalk River, which is Canada's largest research and development complex for science and technology.

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

        In combination with our subsidiary, Fluor Federal Solutions, we are a leading provider of outsourced services to the U.S. government. We provide operations and maintenance services at military bases and education and training services to the Department of Labor, particularly through Job Corps programs. In addition, we provide construction services to new and existing facilities for the U.S. military, the intelligence community and in support of foreign military sales programs.

        The company is also providing support to the Department of Homeland Security. We are particularly involved in supporting the U.S. government's rapid response capabilities to address security issues and disaster relief, the latter primarily through our long-standing relationship with the Federal Emergency Management Agency.

Global Services

        Consistent with our integrated solutions offerings, the Global Services segment represents a combination of other operating segments that provide a wide array of solutions to support projects across Fluor groups all over the world. Capabilities within Global Services include site equipment and tool services, industrial fleet services and staffing services.

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

        Global Services serves the staffing market through TRS®. TRS is a global enterprise of staffing specialists that provides the company and third party clients with recruiting and permanent placement services and the placement of contract technical professionals.

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

        In nuclear, we announced in January 2016 that we had entered into contracting arrangements with Westinghouse Electric Company to manage the construction workforce at nuclear power plants located in Georgia and South Carolina (the "WEC Contracts"). With these awards and our 70 years of experience in the nuclear industry, we are strategically positioned to offer our extensive experience for new build plants, capital modifications, extended power uprate (EPU) projects and operations and maintenance services on a global basis. We also continue to invest in NuScale Power, LLC ("NuScale"), an Oregon-based small modular nuclear reactor ("SMR") technology company. NuScale is a leader in the development of light water, passively safe SMRs, which we believe will provide us with significant future opportunities. In 2014, the U.S. Department of Energy and NuScale entered into a cooperative agreement whereby the government will reimburse certain NuScale research and development efforts through 2019.

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

Other Matters

Backlog

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the company's segments at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in millions)
Oil & Gas	$28,796	$28,493
Industrial & Infrastructure	5,600	7,194
Government(1)	3,560	4,741
Global Services	—	—
Power	6,770	2,054

Total	$44,726	$42,482

(1)
As of December 31, 2015 and 2014, total backlog includes $912 million and $2.1 billion, respectively, of unfunded government contracts.

        The following table sets forth our consolidated backlog at December 31, 2015 and 2014 by region:

	December 31, 2015	December 31, 2014
	(in millions)
United States	$18,167	$14,424
Asia Pacific (including Australia)	2,678	3,153
Europe, Africa and Middle East	13,351	12,211
The Americas (excluding the United States)	10,530	12,694

Total	$44,726	$42,482

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

        In 2016, we expect to perform approximately 38 percent of our total backlog reported as of December 31, 2015. In comparison, during the last five years we expected to annually perform an average of 54 percent of our total year end backlog in the subsequent fiscal year. The primary reason for the expected decline in the pace of performance of our backlog in 2016 relative to the average expected pace of performance over the past five years is due to client-driven delays in the execution of our contracts. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict the portion of our December 31, 2015 backlog estimated to be performed annually subsequent to 2016.

        For additional information with respect to our backlog, please see "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

Types of Contracts

        While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two types of contracts: (a) cost reimbursable contracts and (b) fixed-price, lump-sum and guaranteed maximum contracts. In some markets, we are seeing "hybrid" contracts containing both fixed-price and cost reimbursable elements. As of December 31, 2015, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	December 31, 2015
	(in millions)	(percentage)
Cost Reimbursable	$34,705	78%
Fixed-Price, Lump-Sum and Guaranteed Maximum	$10,021	22%

        Under cost reimbursable contracts, the client reimburses our cost of performing a project and pays us a pre-determined or fixed fee, or a fee based upon a percentage of the cost incurred in completing the project. Our profit may be in the form of a fee, a simple mark-up applied to labor cost incurred in performing the contract, or a combination of the two. The fee element may also vary. The fee may be an incentive fee based upon achieving certain performance factors, milestones or targets; it may be a fixed amount in the contract; or it may be based upon a percentage of the cost incurred.

        Our Government segment, primarily acting as a prime contractor or a major subcontractor for a number of government programs, generally performs its services under cost reimbursable contracts subject to applicable statutes and regulations. In many cases, these contracts include incentive fee arrangements. The programs in question often take many years to complete and may be implemented by the award of many different contracts. Some of our government contracts are known as indefinite delivery indefinite quantity ("IDIQ") agreements. Under these arrangements, we work closely with the government to define the scope and amount of work required based upon an estimate of the maximum amount that the government desires to spend. While the scope is often not initially fully defined or does not require any specific amount of work, once the project scope is determined, additional work may be awarded to us without the need for further competitive bidding.

        Fixed-price contracts include both lump-sum contracts and negotiated fixed-price contracts. Under lump-sum contracts, we typically bid against our competitors on a contract based upon specifications provided by the client. This type of contracting presents certain inherent risks including the possibility of ambiguities in the specifications received, or economic and other changes that may occur during the contract period. Under negotiated fixed-price contracts, we are selected as contractor first, and then we negotiate price with the client. Negotiated fixed-price contracts frequently occur in single-responsibility arrangements where we perform some of the work before negotiating the total price for the project. Another type of fixed-price contract is a unit price contract under which we are paid a set amount for every "unit" of work performed. If we perform well under these types of contracts, we can benefit from cost savings; however, if the project does not proceed as originally planned, we generally cannot recover cost overruns except in certain limited situations.

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

Competition

        We are one of the world's largest providers of engineering, procurement, construction, fabrication, operations and maintenance services. The markets served by our business are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as Bechtel Group, Inc., CH2M Hill Companies, Ltd., Jacobs Engineering Group, Inc., KBR, Inc., Kiewit Corporation, Granite Construction, Inc. and AECOM Technology Corporation, and international-based companies such as AMEC Foster Wheeler plc, Balfour Beatty, Chicago Bridge and Iron Company N.V., Chiyoda Corporation, Hyundai Engineering & Construction Company, JGC Corporation, SNC-Lavalin Group, Inc., Samsung Engineering, Technip and WorleyParsons Limited.

        In the engineering, procurement, fabrication and construction arena, which is served by our Oil & Gas, Industrial & Infrastructure and Power segments, competition is based on an ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. Our engineering, procurement, fabrication and construction business derives its competitive strength from our diversity, excellence in execution, reputation for quality, technology, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or an open shop basis, ability to execute projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies. In the operations and maintenance markets, barriers to entry are both financially and logistically low, with the result that the industry is highly fragmented with no single company being dominant. Competition in those markets is generally driven by reputation, price and the capacity to perform.

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

Significant Clients

        For 2015, revenue earned from agencies of the U.S. government and Exxon Mobil Corporation accounted for 12 percent and 11 percent, respectively, of our total revenue. We perform work for these clients under multiple contracts and sometimes through joint venture arrangements.

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

Research and Development

        Aside from our investment in NuScale, we generally do not engage in significant research and development efforts for new products and services and, during the past three fiscal years, we have not incurred cost for company-sponsored or client-sponsored research and development activities which would be material, special or unusual in any of our business segments. See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations — Power" for further discussion of the operations of NuScale.

Patents

        We hold patents and licenses for certain items that we use in our operations, including those held by NuScale. However, none is so essential that its loss would materially affect our business.

Environmental, Safety and Health Matters

        In our business, we engage in the design, engineering, construction, construction management, fabrication and operations and maintenance at sites throughout the world. Work at some of these sites involves activities related to nuclear facilities, hazardous waste, hydrocarbon production, distribution and transport, the military and infrastructure. Some of our work can be performed adjacent to environmentally sensitive locations such as wetlands, lakes and rivers. We also contract with the U.S. federal government to remediate hazardous materials, including chemical agents and weapons, as well as to decontaminate and decommission nuclear sites. These activities can require us to manage, handle, remove, treat, transport and dispose of toxic, radioactive or hazardous substances. Significant fines, penalties and other sanctions may arise under environmental health and safety laws and regulations, and many of these laws call for joint and several and/or strict liability, which can render a party liable without regard to negligence or fault of such person.

        We believe, based upon present information available to us, that we are generally compliant with all such environmental health and safety laws and regulations. We further believe that our accruals with respect to future environmental cost are adequate and any future cost will not have a material effect on our consolidated financial position, results of operations, liquidity, capital expenditures or competitive position. Some factors, however, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup cost or the allocation of such cost among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.

Number of Employees

        The following table sets forth the number of employees of Fluor and its subsidiaries engaged in our business segments as of December 31, 2015:

Number of Employees
Salaried Employees:
Oil & Gas	16,503
Industrial & Infrastructure	3,461
Government	3,603
Global Services	1,340
Power	566
Other	1,722

Total Salaried	27,195
Craft and Hourly Employees	11,563

Total	38,758

        The number of craft and hourly employees, who provide support throughout the various business segments, varies in relation to the number, size and phase of execution of projects we have in process at any particular time.

Executive Officers of the Registrant

        The following information is being furnished with respect to the company's executive officers as of December 31, 2015:

Name	Age	Position with the Company(1)
Ray F. Barnard	56	Executive Vice President, Systems and Supply Chain
Jose-Luis Bustamante	52	Executive Vice President, Business Development and Strategy
Garry W. Flowers	64	Executive Vice President, Project Support Services
Glenn C. Gilkey	57	Executive Vice President, Human Resources and Administration
Carlos M. Hernandez	61	Executive Vice President, Chief Legal Officer and Secretary
Peter Oosterveer	58	Chief Operating Officer
Biggs C. Porter	62	Executive Vice President and Chief Financial Officer
David T. Seaton	54	Chairman and Chief Executive Officer
Bruce A. Stanski	55	Group President, Government

(1)
All references are to positions held with Fluor Corporation. All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors.

  Ray F. Barnard

        Mr. Barnard has been Executive Vice President, Systems and Supply Chain since June 2014. Prior to that, he was Senior Vice President and Chief Information Officer from February 2005 to February 2014 and Vice President, Information Technology from February 2002 to February 2005. Mr. Barnard joined the company in 2002.

  Jose-Luis Bustamante

        Mr. Bustamante has been Executive Vice President, Business Development and Strategy since February 2015. Prior to that, he was Senior Vice President of Business Development, Marketing and Strategic Planning for Oil & Gas from February 2012 to February 2015 and Vice President, Sales from August 2007 to February 2012. Mr. Bustamante joined the company in 1990.

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

  Biggs C. Porter

        Mr. Porter has been Chief Financial Officer since May 2012. Prior to joining the company, he was Chief Financial Officer of Tenet Healthcare, Inc. from June 2006 to March 2012; Vice President and Corporate Controller of Raytheon Company from May 2003 to March 2006; and Vice President and Corporate Controller of TXU Corp. from December 2000 to May 2003. Mr. Porter joined the company in April 2012.

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

        The demand for our services is dependent upon the existence of projects with engineering, procurement, construction, fabrication and management needs. Current economic conditions and commodity prices have adversely affected our clients' interest in approving new projects, have reduced our clients' budgets for capital expenditures and have otherwise caused a slowdown in the services our clients require. For example, we derive a substantial portion of our revenues from companies in the oil and gas industry, a historically cyclical industry that is significantly affected by the levels and volatility of oil and gas prices. Recent and/or continuing declines in oil or natural gas prices or activities could materially adversely affect the demand for our services in our Oil & Gas segment. In both our Oil & Gas segment and mining and metals business line of the Industrial & Infrastructure segment, capital expenditures by our clients may be influenced by factors such as prevailing prices and expectations about future prices for underlying commodities, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. In our Power segment, new order activity has continued to see relatively low demand for our services in power due to political and environmental concerns regarding coal-fired power plants and safety and environmental concerns in the nuclear sector. In our mining and metal business line of the Industrial & Infrastructure segment, new order activity has also shown continued slowing due in part to volatility in the commodities and capital markets, which have caused clients in this segment to re-evaluate their needs for future capital improvements. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.

Our revenue and earnings are largely dependent on the award of new contracts which we do not directly control.

        A substantial portion of our revenue and earnings is generated from large-scale project awards. The timing of project awards is unpredictable and outside of our control. Awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors including a client's decision to not proceed with the development of a project, governmental approvals, financing contingencies, commodity prices, environmental conditions and overall market and economic conditions. We may not win contracts that we have bid upon due to price, a client's perception of our ability to perform and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater or unusual risks or terms and conditions in a contract that we might not deem acceptable especially when the markets for the services we typically offer are relatively soft. Because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate quarterly and annually depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated.

We may experience reduced profits or losses under contracts if costs increase above estimates.

        Generally our business is performed under contracts that include cost and schedule estimates in relation to our services. Inaccuracies in these estimates may lead to cost overruns that may not be paid by our clients thereby resulting in reduced profits or losses. If a contract is significant or there are one or more events that impact a contract or multiple contracts, cost overruns could have a material impact on our reputation or our financial results, negatively impacting our financial condition, results of operations or cash flow. Approximately 22 percent of the dollar-value of our backlog is currently fixed-price contracts, where we bear a significant portion of the risk for cost overruns. Reimbursable contract types, such as those that include negotiated hourly billing rates, may restrict the kinds or amounts of costs that are reimbursable, therefore exposing us to risk that we may incur certain costs in executing these contracts that are above our estimates and not recoverable from our clients. If we fail to accurately estimate the resources and time necessary for these types of contracts, or fail to complete these contracts within the timeframes and costs we have agreed upon, there could be a material impact on our financial results as well as our reputation.

        In some markets, there is a trend towards cost-reimbursable contracts with incentive fee arrangements. Typically, our incentive fees are based on achievement of target completion dates or target costs, overall safety performance, overall client satisfaction and other performance criteria. If we fail to meet such targets or achieve the expected performance standards, we may receive a lower or even zero incentive fee. In other cases, our fee will not change but we will have to continue to perform work without additional fee until the performance criteria is achieved. In both instances, this could result in lower than expected gross margins. Accordingly, for these and other reasons, there is no assurance that the contracts in our backlog, assuming they produce the revenue expected, will generate gross margins at the rates we expect or have realized in the past.

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

        As of December 31, 2015, our backlog was approximately $44.7 billion. Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable or will not be subject to delay or suspension. Project cancellations, scope adjustments or deferrals may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn; or, may cause the rate at which we perform on our backlog to decrease. Most of our contracts have termination for convenience provisions in them allowing clients to cancel projects already awarded to us. In addition, projects may remain in our backlog for an extended period of time. During periods of economic slowdown or decreases in commodity prices, the risk of backlog projects being suspended, delayed or cancelled generally increases. Finally, poor project or contract performance could also impact our backlog and profits. Such developments could have a material adverse effect on our business and our profits.

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

        Current global economic conditions, including a decline in commodity prices and currency devaluations, have reduced and continue to negatively impact our clients' willingness and ability to fund their projects. These conditions make it difficult for our clients to accurately forecast and plan future business trends and activities, thereby causing our clients to slow or even curb spending on our services, or seek contract terms more favorable to them. Our government clients may face budget deficits or financial sequestration that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our partners, subcontractors or suppliers could increase our cost or adversely impact project schedules. These economic conditions have reduced to some extent the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations worldwide. Current financial market conditions and adverse credit market conditions could adversely affect our clients', our partners' or our own borrowing capacity, which support the continuation and expansion of projects worldwide, and could result in contract cancellations or suspensions, project award and execution delays, payment delays or defaults by our clients. Our ability to expand our business would be limited if, in the future, we are unable to access sufficient credit capacity, including capital market funding, bank credit, such as letters of credit, and surety bonding on favorable terms or at all. These disruptions could materially impact our backlog and profits. Finally, our business has traditionally lagged recoveries in the general economy, and therefore may not recover as quickly as the economy as a whole.

We have international operations that are subject to foreign economic and political uncertainties and risks. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

        Our business is subject to international economic and political conditions that change (sometimes frequently) for reasons which are beyond our control. As of December 31, 2015, approximately 59 percent of our backlog consisted of revenue to be derived from projects and services to be completed outside the United States. We expect that a significant portion of our revenue and profits will continue to come from international projects for the foreseeable future.

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

        Also, the lack of a well-developed legal system in some of the countries where we operate may make it difficult to enforce our contractual rights or to defend ourself against claims made by others. We operate in countries where there is a significant amount of political risk including the Middle East, Kazakhstan, Russia, China, and Argentina. In addition, military action or continued unrest could impact the supply or pricing of oil, disrupt our operations in the region and elsewhere, and increase our security costs. Our level of exposure to these risks will vary on each project, depending on the location of the project and the particular stage of each such project. For example, our risk exposure with respect to a project in an early development phase, such as engineering, will generally be less than our risk exposure on a project that is in the construction phase. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions and risks, we may experience project disruptions and losses. Project disruptions and losses could significantly reduce our overall revenue and profits.

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

        In the ordinary course of business, and as has become increasingly common in our industry, we execute specific projects and otherwise conduct certain operations through joint ventures, consortiums, partnerships and other collaborative arrangements (collectively, "ventures"), including ICA Fluor and CFHI. We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The ventures generally contract directly with the third party client; however, services may be performed directly by the venture, or may be performed by us, our partners, or a combination thereof.

        Our success in many of our markets is dependent, in part, on the presence or capability of a local partner. If we are unable to compete alone, or with a quality partner, our ability to win work and successfully complete our contracts may be impacted. Differences in opinions or views between venture partners can result in delayed decision-making or failure to agree on material issues which could adversely affect the business and operations of our ventures. In many of the countries in which we engage in joint ventures, it may be difficult to enforce our contractual rights under the applicable joint venture agreement.

        At times, we also participate in ventures where we are not a controlling party. In such instances, we may have limited control over venture decisions and actions, including internal controls and financial reporting which may have an impact on our business. To the extent the controlling partner makes decisions that negatively impact the joint venture, if internal control problems arise within the joint venture, or if our joint venture partner has financial or operational issues, there could be a material impact on our business, financial condition or results of operations.

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

Cyber-security breaches of our systems and information technology could adversely impact our ability to operate.

        We utilize, develop, install and maintain a number of information technology systems both for us and for others. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party's information entrusted to us) from disclosure. Our computer systems face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber attacks and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information as well as the confidential and proprietary information of our clients and other business partners. While we endeavor to maintain industry-accepted security measures and technology to secure our computer systems, these systems and the information stored on these systems may still be subject to threats. A party who circumvents our security measures could misappropriate confidential or proprietary information, or could cause damage or interruptions to our systems. Any of these events could damage our reputation or have a material adverse effect on our business, financial condition, results of operations or cash flows.

From time to time, we are involved in litigation proceedings, potential liability claims and contract disputes which may reduce our profits.

        We may be subject to a variety of legal proceedings, liability claims or contract disputes in virtually every part of the world. We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage. In addition, the nature of our business results in clients, subcontractors and suppliers occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. During times of economic downturns, especially with regard to commodity-based clients, claim frequencies and amounts tend to increase. In proceedings when it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. In addition, even where insurance is maintained for such exposure, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Our professional liability coverage is on a "claims-made" basis covering only claims actually made during the policy period currently in effect. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, and reduce our cash available for operations. In other legal proceedings, liability claims or contract disputes, we may be covered by indemnification agreements which may at times be difficult to enforce. Even if enforceable, it may be difficult to recover under these agreements if the indemnitor does not have the ability to financially support the indemnity. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed. For further information on matters in dispute, please see "14. Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

If we experience delays and/or defaults in client payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

        Because of the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from clients in amounts sufficient to cover expenditures as they are incurred. Some of our clients may find it increasingly difficult to pay invoices for our services timely, especially as commodity prices decrease and remain low, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients for our large projects are project-specific entities that do not have significant assets other than their interests in the project. From time to time it may be difficult for us to collect payments owed to us by these clients. In addition, client may request extension of the payment terms otherwise agreed to under our contracts. Delays in client payments may require us to make a working capital investment, which could impact our cash flows and liquidity. If a client fails to pay invoices on a timely basis or defaults in making its payments on a project in which we have devoted significant resources, there could be a material adverse effect on our results of operations or liquidity.

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

        We enter into significant government contracts, from time to time, such as those contracts that we have in place with the U.S. Department of Energy and Department of Defense. U.S. government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls, which could result in withholding or delay of payments to us. U.S. government contracts are also subject to uncertainties associated with Congressional funding, including the potential impacts of budget deficits and federal sequestration. A significant portion of our business is derived as a result of U.S. government regulatory, military and infrastructure priorities. Changes in these priorities, which can occur due to policy changes or changes in the economy, could adversely impact our revenues. For example, the U.S. government has continued to close bases in Afghanistan where we have performed significant work under the Logistics Civil Augmentation Program ("LOGCAP IV"). Moreover, existing contracts we are operating under could be moved from one government department to another which could result in a termination of that contract. The U.S. government is under no obligation to maintain program funding at any specific level and funds for a program may even be eliminated. Our U.S. government clients may terminate or decide not to renew our contracts with little or no prior notice.

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

Systems and information technology interruption, as well as new systems implementation, could adversely impact our ability to operate and our operating results.

        As a global company, we are heavily reliant on computer, information and communications technology and related systems in order to operate. From time to time, we experience system interruptions and delays that may be planned for upgrades or that may be unplanned. Unplanned interruptions include natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions. Any of these or other events could cause system interruption, delays, loss of critical or sensitive data (including private data) or loss of funds; could delay or prevent operations (including the processing of transactions and reporting of financial results); and could adversely affect our reputation or our operating results.

        We continue to evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products and to improve the efficiency of our systems and for other business reasons. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. And, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.

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

        In addition, risks associated with nuclear projects, due to their size, construction duration and complexity, may be increased by new and modified permitting, licensing and regulatory approvals and requirements that can be even more stringent and time consuming than similar conventional projects. Our company, along with our investment in NuScale, is subject to a number of regulations such as the U.S. Nuclear Regulatory Commission and non-U.S. regulatory bodies, such as the International Atomic Energy Commission and the European Union, which can have a substantial effect on our nuclear operations and investments. Delays in receiving necessary approvals, permits or licenses, the failure to maintain sufficient compliance programs, and other problems encountered during construction (including changes to such regulatory requirements) could significantly increase our costs or have an adverse effect on our results of operations, our return on investments, our financial position and our cash flow.

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

If we do not have adequate indemnification for our nuclear services, it could adversely affect our business and financial condition.

        We provide services to the U.S. Department of Energy and the nuclear energy industry in the on-going maintenance and modification of nuclear facilities as well as decontamination and decommissioning activities of nuclear plants. The Price-Anderson Act generally indemnifies parties performing services to nuclear power plants and Department of Energy contractors; however, not all activities we engage in on behalf of our clients are covered. Thus, if the Price-Anderson Act indemnification protections do not apply to our services, or if the exposure occurs outside of the United States in a region that does not have protections comparable to the Price-Anderson Act, our business and financial condition could be adversely affected by our client's refusal to contract with us, by our inability to obtain commercially reasonable insurance or third party indemnification, or by the potentially significant monetary damages we could incur.

        Through a joint venture, we also provide services to the United Kingdom's Nuclear Decommissioning Agency ("NDA") relating to the clean up and decommissioning of certain public sector sites in the United Kingdom. Indemnification provisions under the Nuclear Installations Act of 1965 available to nuclear site licensees, the Atomic Energy Authority and the Crown, and contractual indemnification from the NDA do not apply to every liability that we might incur while performing services for the NDA. If the Nuclear Installations Act of 1965 and contractual indemnification provisions do not apply to our services or if our exposure occurs outside of the United Kingdom, our business and financial condition could be adversely affected.

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

        Our success is dependent, in part, on our ability to differentiate our services through our technologies and know-how. This success includes the ability of companies in which we invest, such as NuScale to protect their intellectual property rights. We rely principally on a combination of patents, copyrights, trade secrets, confidentiality agreements and other contractual arrangements to protect our interests. However, these methods only provide a limited amount of protection and may not adequately protect our interests. This can be especially true in certain foreign countries that do not protect intellectual property rights to the same extent as the laws of the United States. We cannot provide assurances that others will not independently develop technology substantially similar to our trade secret technology or that we can successfully preserve our intellectual property rights in the future. Our intellectual property rights could be invalidated, circumvented, challenged or infringed upon. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management's attention away from other aspects of our business.

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

        The success of our business is dependent upon being able to attract and retain personnel, including engineers, project management and craft employees around the globe, who have the necessary and required experience and expertise, and who will perform these services at a reasonable and competitive rate. Competition for these and other experienced personnel is intense. It may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. Also, it may be difficult to replace personnel who hold government granted eligibility that may be required to obtain certain government projects and/or who have significant government contract experience.

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

        We often work on large-scale and complex projects, frequently in geographically remote or high risk locations that are subject to political, social or economic risks, or war or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain the safety of our personnel. In addition, our project sites can place our employees and others near large equipment, dangerous processes or substances or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation and performance. Often, we are responsible for safety on the project sites where we work. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries or even loss of life, the completion of a project could be delayed and we could experience investigations or litigation. Although we maintain functional groups whose primary purpose is to implement effective health, safety and environmental procedures throughout our company, the failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability. And, despite these activities, in these locations and at these sites, we cannot guarantee the safety of our personnel, nor damage to or loss of work, equipment or supplies.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.

        Our ongoing ability to generate cash is important for the funding of our continuing operations, making acquisitions, investing in joint ventures and the servicing of our indebtedness. To the extent that existing cash balances and cash flow from operations, together with borrowing capacity under our existing credit facilities, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are acceptable to us. Furthermore, if global economic, political or other market conditions adversely affect the financial institutions which provide credit to us, it is possible that our ability to draw upon our credit facilities may be impacted. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

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

        We have made and expect to continue to pursue selective acquisitions or dispositions of businesses, or investments in strategic business opportunities. We cannot provide assurances that we will be able to locate suitable acquisitions or investments, or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Acquisitions may bring us into businesses we have not previously conducted or jurisdictions where we have had little to no prior operations experience and thus expose us to additional business risks that are different from those we have traditionally experienced. We also may encounter difficulties identifying all significant risks during our due diligence activities or integrating acquisitions and successfully managing the growth we expect to experience from these acquisitions. We may not be able to successfully cause a buyer of a divested business to assume the liabilities of that business or, even if such liabilities are assumed, we may have difficulties enforcing our rights, contractual or otherwise, against the buyer. We may invest in companies or businesses that fail, causing a loss of all or part of our investment. In addition, if we determine that an other-than-temporary decline in the fair value exists for a company in which we have invested, we may have to write down that investment to its fair value and recognize the related write-down as an investment loss. For cases in which we are required under the equity method or the proportionate consolidation method of accounting to recognize a proportionate share of another company's income or loss, such income or loss may impact our earnings.

Although we expect to realize certain benefits as a result of our acquisitions, there is a possibility that we may be unable to successfully integrate our businesses in order to realize the anticipated benefits of these acquisitions or do so within the intended timeframe.

        As a result of recent acquisitions or acquisitions that are in progress, or those that may occur in the future, we have been and will continue to devote significant management attention and resources to integrating the business practices and operations of companies we acquire. Difficulties we may encounter in the integration process include:

  •
  A delay in the integration of management teams, strategies, operations, products and services;

  •
  Diversion of the attention of management as a result of the acquisition;

  •
  The consequences of a change in tax treatment, including the costs of integration and compliance, and the possibility that the anticipated benefits of the acquisition will not be realized;

  •
  Differences in corporate culture and management philosophies;

  •
  The ability to retain key personnel;

  •
  The challenges of integrating complex systems, technology, networks and other assets into ours in a way that minimizes any adverse effects on the business; and

  •
  Potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including the costs to integrate beyond current estimates.

        Any of these factors could affect each company's ability to maintain business relationships or our ability to achieve the anticipated benefits of the acquisition, or could reduce our earnings or otherwise adversely affect our business and financial results.

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

Location	Interest
United States:
Greenville, South Carolina	Owned and Leased
Houston (Sugar Land), Texas	Leased
Irving, Texas (Corporate Headquarters)	Owned
Southern California (Aliso Viejo, Irvine and Long Beach)	Leased
Canada:
Calgary, Alberta	Owned and Leased
Vancouver, British Columbia	Leased
Latin America:
Buenos Aires, Argentina	Leased
Mexico City, Mexico	Leased
Santiago, Chile	Owned and Leased
Europe, Africa and Middle East:
Al Khobar, Saudi Arabia	Owned
Amsterdam, the Netherlands	Owned
Farnborough, England	Owned and Leased
Gliwice, Poland	Owned
Johannesburg, South Africa	Leased
Asia/Asia Pacific:
Cebu, the Philippines	Leased
Manila, the Philippines	Owned and Leased
New Delhi, India	Leased
Perth, Australia	Leased
Shanghai, China	Leased

        We also lease or own a number of sales, administrative and field construction offices, warehouses and equipment yards strategically located throughout the world. In addition, through various joint ventures, we fabricate in Mexico, Canada, the Philippines and Russia and, commencing in 2016, in China.

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

	Common Stock
	Price Range
			Dividends Per Share
	High	Low
Year Ended December 31, 2015
Fourth Quarter	$50.91	$40.61	$0.21
Third Quarter	$53.48	$40.70	$0.21
Second Quarter	$62.26	$52.72	$0.21
First Quarter	$61.06	$51.80	$0.21
Year Ended December 31, 2014
Fourth Quarter	$69.69	$55.60	$0.21
Third Quarter	$79.20	$66.52	$0.21
Second Quarter	$79.93	$72.70	$0.21
First Quarter	$83.93	$73.32	$0.21

        Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See "Item 1A. — Risk Factors."

        At February 11, 2016, there were 138,917,663 shares outstanding and 5,180 stockholders of record of the company's common stock. The company estimates there were an additional 188,534 stockholders whose shares were held by banks, brokers or other financial institutions at February 8, 2016.

Issuer Purchases of Equity Securities

        The following table provides information as of the three months ended December 31, 2015 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1–October 31, 2015	744,777	$44.01	744,777	4,284,549
November 1–November 30, 2015	773,500	48.31	773,500	3,511,049
December 1–December 31, 2015	1,698,180	47.04	1,698,180	1,812,869

Total	3,216,457	$46.65	3,216,457

(1)
Consists of 3,216,457 shares of company stock repurchased and canceled by the company under its stock repurchase program for total consideration of $150 million.

(2)
The share repurchase program was originally announced on November 3, 2011 for 12,000,000 shares and was subsequently amended on February 6, 2013, February 6, 2014 and November 18, 2014 to increase the size of the program by 8,000,000 shares, 6,000,000 shares and 10,000,000 shares, respectively. As of December 31, 2015, we had 1,812,869 shares remaining available for purchase. On February 4, 2016, the Board of Directors approved an increase of 10,000,000 shares to the program. The company continues to repurchase shares from time to time in open market transactions or privately negotiated transactions, including through pre-arranged trading programs, at its discretion, subject to market conditions and other factors and at such time and in amounts that the company deems appropriate.

Item 6.    Selected Financial Data

        The following table presents selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in "Item 15. — Exhibits and Financial Statement Schedules." Amounts are expressed in millions, except for per share and employee information:

	Year Ended December 31,
	2015	2014	2013	2012	2011

CONSOLIDATED OPERATING RESULTS
Total revenue	$18,114.0	$21,531.6	$27,351.6	$27,577.1	$23,381.4
Earnings from continuing operations before taxes	726.6	1,204.9	1,177.6	733.5	1,001.8
Amounts attributable to Fluor Corporation:
Earnings from continuing operations(1)	$418.2	715.5	$667.7	$456.3	$593.7
Loss from discontinued operations, net of taxes	(5.7)	(204.6)	—	—	—

Net earnings(1)	$412.5	$510.9	$667.7	$456.3	$593.7
Basic earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations(1)	$2.89	$4.54	$4.11	$2.73	$3.44
Loss from discontinued operations, net of taxes	(0.04)	(1.30)	—	—	—

Net earnings(1)	$2.85	$3.24	$4.11	$2.73	$3.44
Diluted earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations(1)	$2.85	$4.48	$4.06	$2.71	$3.40
Loss from discontinued operations, net of taxes	(0.04)	(1.28)	—	—	—

Net earnings(1)	$2.81	$3.20	$4.06	$2.71	$3.40
Cash dividends per common share declared	$0.84	$0.84	$0.64	$0.64	$0.50
Return on average shareholders' equity(2)	13.6%	20.1%	18.6%	13.0%	17.4%
CONSOLIDATED FINANCIAL POSITION
Current assets	$5,278.3	$5,758.0	$6,003.7	$6,094.1	$5,878.7
Current liabilities	2,935.4	3,330.9	3,407.2	3,887.1	3,838.2

Working capital	2,342.9	2,427.1	2,596.5	2,207.0	2,040.5
Property, plant and equipment, net	892.3	980.3	967.0	951.3	921.6
Total assets	7,631.5	8,194.4	8,323.9	8,276.0	8,268.4
Capitalization
3.375% Senior Notes	497.5	497.0	496.6	496.2	495.7
3.5% Senior Notes	495.2	494.6	—	—	—
1.5% Convertible Senior Notes	—	18.3	18.4	18.5	19.5
Other debt obligations	—	10.4	11.4	26.3	17.8
Shareholders' equity	2,997.3	3,110.9	3,757.0	3,341.3	3,395.5

Total capitalization	3,990.0	4,131.2	4,283.4	3,882.3	3,928.5
Total debt as a percent of total capitalization	24.9%	24.7%	12.3%	13.9%	13.6%
Shareholders' equity per common share	$21.56	$20.93	$23.29	$20.58	$20.09
Common shares outstanding at year end	139.0	148.6	161.3	162.4	169.0
OTHER DATA
New awards	$21,846.2	$28,831.1	$25,085.6	$27,129.2	$26,896.1
Backlog at year end(3)	44,726.1	42,481.5	34,907.1	38,199.4	39,483.7
Capital expenditures	240.2	324.7	288.5	254.7	338.2
Cash provided by operating activities	849.1	642.6	788.9	603.8	889.7
Cash utilized by investing activities	(66.5)	(199.1)	(234.6)	(13.7)	(436.4)
Cash utilized by financing activities	(728.2)	(666.4)	(369.6)	(616.6)	(395.8)
Employees at year end
Salaried employees	27,195	27,643	29,425	32,592	33,252
Craft/hourly employees	11,563	9,865	8,704	8,601	9,835

Total employees	38,758	37,508	38,129	41,193	43,087

(1)
Net earnings attributable to Fluor Corporation in 2015 included a pre-tax pension settlement charge of $240 million (or $1.04 per diluted share), a pre-tax loss of $60 million (or $0.26 per diluted share) (including the reversal of previously recognized profit) resulting from forecast revisions for a large gas-fired power plant in Brunswick County, Virginia, and a pre-tax gain of $68 million (or $0.30 per diluted share) related to the sale of 50 percent of the company's ownership interest in its principal operating subsidiary in Spain to facilitate the formation of an Oil & Gas joint venture. Net earnings attributable to Fluor Corporation in 2015 also included an after-tax loss from discontinued operations of $6 million (or $0.04 per diluted share) resulting from the settlement of lead exposure cases related to the previously divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri and the payment of legal fees incurred in connection with a pending indemnification action against the buyer of the lead business for these settlements and others. The tax effect associated with this loss was $3 million.

  Net earnings attributable to Fluor Corporation in 2014 included an after-tax loss from discontinued operations of $205 million (or $1.28 per diluted share) in connection with the reassessment of estimated loss contingencies related to the divested lead business. The tax effect associated with this loss was $112 million.

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

  See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34 to 52 and Notes to Consolidated Financial Statements on pages F-8 to F-50 for additional information relating to significant items affecting the results of operations for 2013 - 2015.

(2)
Return on average shareholders' equity is calculated based on net earnings from continuing operations attributable to Fluor Corporation divided by the average shareholders' equity of the five most recent quarters.

(3)
The company began including the unfunded portion of multi-year government contract new awards in its backlog as of December 31, 2013 to be more comparable to industry practice. As a result of this change, total backlog included $912 million, $2.1 billion and $983 million of unfunded government contracts as of December 31, 2015, 2014 and 2013, respectively.

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

Results of Operations

        Consolidated revenue for 2015 was $18.1 billion compared to $21.5 billion for 2014. This decrease was principally due to a significant decline in project execution activities in the mining and metals and infrastructure business lines of the Industrial & Infrastructure segment and lower revenue from project execution activities for certain large upstream projects progressing to completion in the Oil & Gas segment.

        Consolidated revenue for 2014 was $21.5 billion compared to $27.4 billion for 2013. This decrease was primarily due to reduced volume in the mining and metals business line of the Industrial & Infrastructure segment.

        Earnings from continuing operations before taxes for 2015 decreased 40 percent to $727 million from $1.2 billion in 2014 primarily due to a pre-tax pension settlement charge of $240 million (discussed below). The decrease in earnings from continuing operations before taxes in 2015 also reflected reduced contributions from the mining and metals and infrastructure business lines of the Industrial & Infrastructure segment, as well as the Power and Global Services segments. These declines were partially offset by higher contributions from the Oil & Gas segment and a $68 million pre-tax gain related to the sale of 50 percent of the company's ownership interest in its principal operating subsidiary in Spain to facilitate the formation of an Oil & Gas joint venture.

        Earnings from continuing operations before taxes for 2014 of $1.2 billion were up modestly compared to 2013. Improved contributions from the Oil & Gas segment during 2014 were offset by lower earnings in the Industrial & Infrastructure, Government and Global Services segments. Improvements in the Oil & Gas segment were primarily due to higher project execution activities on several petrochemical projects on the Gulf Coast of the United States and various international projects in the upstream market. These improvements were offset by a lower volume of project execution activities in the mining and metals business line; a reduction in project execution activities for the Logistics Civil Augmentation Program ("LOGCAP IV") for the U.S. Army in Afghanistan, and reduced contribution from the equipment business line.

        During 2015, the company settled the remaining obligations associated with the U.S. defined benefit pension plan (the "U.S. plan"). Plan participants received vested benefits from the plan assets by electing either a lump-sum distribution, roll-over contribution to other defined contribution or individual retirement plans, or an annuity contract with a third-party provider. As a result of the settlement, the company was relieved of any further obligation. During 2015, the company recorded a pension settlement charge of $240 million which consisted primarily of unrecognized actuarial losses included in accumulated other comprehensive loss.

        As discussed in Note 2 of the Notes to Consolidated Financial Statements, the company recorded a loss from discontinued operations of $205 million (net of taxes of $112 million) during 2014 in connection with the reassessment of estimated loss contingencies related to the lead business of St. Joe Minerals Corporation ("St. Joe") and The Doe Run Company ("Doe Run") in Herculaneum, Missouri, which are discontinued operations. In 1994, the company sold its interests in St. Joe and Doe Run, along with all liabilities associated with the lead business, pursuant to a sale agreement in which the buyer agreed to indemnify the company for those liabilities. During 2015, the company recorded a loss from discontinued operations of $6 million (net of taxes of $3 million) resulting from the settlement of lead exposure cases related to the divested lead business and the payment of legal fees incurred in connection with a pending indemnification action against the buyer of the lead business for these settlements and others.

        The effective tax rate on earnings from continuing operations was 33.8 percent, 29.3 percent and 30.1 percent for 2015, 2014 and 2013, respectively. The 2015 rate was impacted unfavorably by foreign losses without a tax benefit, partially offset by benefits resulting from an IRS settlement for tax years 2004 - 2005 and the conclusion of an IRS audit for tax years 2009 - 2011. The 2014 rate was impacted favorably by the release of previously unrecognized tax positions related to the conclusion of an IRS audit for tax years 2006 - 2008, the reversal of certain valuation allowances, and the domestic production activities deduction. The 2013 rate was impacted favorably by research tax credits and the domestic production activities deduction which were partially offset by a foreign loss without a tax benefit. Factors affecting the effective tax rates for 2013 - 2015 are discussed further under "— Corporate, Tax and Other Matters" below.

        Diluted earnings per share from continuing operations in 2015 were $3.89, excluding the pension settlement charge of $1.04 per diluted share. Diluted earnings per share from continuing operations in 2015 were $2.85, including the pension settlement charge. Diluted earnings per share from continuing operations were $4.48 and $4.06 in 2014 and 2013, respectively. In addition to the pension settlement charge, the decrease in 2015 earnings was driven by the lower performance of the segments noted above in the discussion of earnings from continuing operations before taxes. The impact of having fewer outstanding shares due to the repurchase of common stock slightly offset the reduction in earnings. The principal reason for the 2014 increase was the improved performance of the segments noted above. Other contributing factors to the 2014 increase included reduced earnings attributable to noncontrolling interests in 2014 compared to 2013, a lower share count resulting from the repurchase of common stock and a more favorable effective tax rate in 2014.

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

        The company's margins, in some cases, may be favorably or unfavorably impacted by a change in the mix of work performed or a change in the amount of customer-furnished materials, which are accounted for as pass-through costs. During 2015 and 2014, the Oil & Gas segment experienced higher segment profit margin that was partially due to a shift in the mix of work from lower margin construction activities to higher margin engineering activities. This shift corresponds to an increase in the volume of project execution activities for projects that are in the earlier stages of the project life cycle compared to prior years. Also during 2014, the Industrial & Infrastructure segment experienced higher segment profit margin because of a significantly lower content of customer-furnished materials compared to the prior year.

        The Oil & Gas segment remains well positioned for new project activity in downstream and petrochemical markets; however, declining oil prices since the latter part of 2014 have affected the timing of new awards and the pace of execution on certain existing projects. In the Industrial & Infrastructure segment, mining and metals business has continued to slow as major capital investment decisions by most mining customers have been deferred. Revenue in the Government segment continues to be adversely impacted by reduced project execution activities of LOGCAP IV in Afghanistan.

        In December 2015, the company signed an agreement with U.K.-based private equity firm Arle Capital Partners to acquire 100 percent of Stork Holding B.V. ("Stork"), based in the Netherlands, for €695 million (or approximately $755 million), including the assumption of debt and other liabilities. Stork is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The acquisition is expected to close in the first half of 2016 and is subject to regulatory approvals and consultation procedures. The company intends to use existing sources of liquidity, including existing lines of credit to initially finance the transaction and expects to secure long-term financing through the issuance of debt in international markets.

        Consolidated new awards for 2015 were $21.8 billion compared to $28.8 billion in 2014 and $25.1 billion in 2013. The Oil & Gas and Power segments were the major contributors to the new award activity during 2015. The major contributors of new award activity during 2014 were the Oil & Gas and Government segments. The Oil & Gas and Industrial & Infrastructure segments were the significant drivers of new award activity during 2013. Approximately 48 percent of consolidated new awards for 2015 were for projects located outside of the United States compared to 71 percent for 2014.

        Consolidated backlog was $44.7 billion as of December 31, 2015, $42.5 billion as of December 31, 2014, and $34.9 billion as of December 31, 2013. The higher backlog at the end of 2015 was primarily due to significant new awards in the Power segment, partially offset by declines in backlog in the mining and metals business line of the Industrial & Infrastructure segment and the Government segment. Backlog was negatively impacted by approximately $3.0 billion in 2015 due to a strengthening U.S. dollar compared to most major foreign currencies. The higher backlog at the end of 2014 was primarily due to significant new awards in the Oil & Gas and Government segments, partially offset by a decline in backlog in the mining and metals business line of the Industrial & Infrastructure segment. As of December 31, 2015, approximately 59 percent of consolidated backlog related to projects located outside of the United States compared to 66 percent as of December 31, 2014.

        For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see "— Segment Operations" and "— Corporate, Tax and Other Matters" below.

        Non-GAAP Financial Measures    "Results of Operations" contains a discussion of diluted earnings per share from continuing operations, excluding certain expenses relating to the settlement of the U.S. defined benefit pension plan, that would be deemed a non-GAAP financial measure. The company believes the exclusion of this unusual item allows investors to evaluate the company's ongoing earnings and make meaningful period-over-period comparisons.

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

        Engineering and Construction Contracts    Contract revenue is recognized on the percentage-of-completion method based on contract cost incurred to date compared to total estimated contract cost. Contracts are generally segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. The percentage-of-completion method of revenue recognition requires the company to prepare estimates of cost to complete for contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. Pre-contract costs are expensed as incurred. The majority of the company's engineering and construction contracts provide for reimbursement on a cost-plus, fixed-fee or percentage-fee basis. As of December 31, 2015, 78 percent of the company's backlog was cost reimbursable while 22 percent was for fixed-price, lump-sum or guaranteed maximum contracts. In certain instances, the company provides guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentive fees or liquidated damages. In addition, increases in contract cost can result in non-recoverable cost which could exceed revenue realized from the projects. The company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the company's work on a project. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

        The company has made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Cost, but not profit, associated with unapproved change orders is accounted for in revenue when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable, but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only to the extent that costs associated with the claims or unapproved change orders have been incurred. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. As of December 31, 2015 and 2014, the company had recorded $30 million and $21 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract work in progress. Additional costs are expected to be incurred in future periods. The company believes the ultimate recovery of incurred and future costs related to these claims is probable in accordance with ASC 605-35-25.

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

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

        Deferred Taxes and Uncertain Tax Positions    Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. As of December 31, 2015, the company had deferred tax assets of $751 million which were partially offset by a valuation allowance of $167 million and further reduced by deferred tax liabilities of $189 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. The allowance for 2015 primarily relates to the deferred tax assets on certain net operating loss carryforwards for U.S. and non-U.S. subsidiaries. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company's effective tax rate on future earnings.

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

        Retirement Benefits    The company accounts for its defined benefit pension plans in accordance with ASC 715-30, "Defined Benefit Plans — Pension." As required by ASC 715-30, the unfunded or overfunded projected benefit obligation is recognized in the company's financial statements. Assumptions concerning discount rates, long-term rates of return on plan assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Assuming no changes in current assumptions, the company expects to contribute up to $15 million to its international plans in 2016, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities would increase by approximately $48 million.

Segment Operations

        The company provides professional services in the fields of engineering, procurement, construction, fabrication and modularization, commissioning and maintenance, as well as project management services, on a global basis and serves a diverse set of industries worldwide. The five principal business segments are: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power. For more information on the business segments see "Item 1. — Business" above.

Oil & Gas

        Revenue and segment profit for the Oil & Gas segment are summarized as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013

Revenue	$10,040.2	$11,524.6	$11,620.5
Segment profit	764.5	670.2	445.8

        Revenue in 2015 decreased by 13 percent compared to 2014, primarily due to reduced volume of project execution activities for certain large upstream projects that were completed or nearing completion, including a coal bed methane project in Australia and two oil sands facilities in Canada. This revenue decline was partially offset by an increase in project execution activities for numerous petrochemical projects on the Gulf Coast of the United States and downstream projects across various regions. Revenue in 2014 was essentially level with 2013 due to an increase in project execution activities for several petrochemical projects on the Gulf Coast of the United States offset by a reduction in project execution activities for certain large projects that were completed or progressing to completion during 2014.

        Segment profit in 2015 increased 14 percent compared to 2014, primarily due to higher contributions associated with the increase in project execution activities for numerous downstream projects across various regions, which more than offset the reduced contributions from the upstream projects that were completed or nearing completion. Segment profit in 2014 increased 50 percent compared to 2013 primarily due to higher project execution activities related to several petrochemical projects on the Gulf Coast of the United States and various international projects in the upstream market.

        Segment profit margin was 7.6 percent in 2015, compared to 5.8 percent in 2014 and 3.8 percent in 2013. The current year improvement was largely attributable to the continued shift in the mix of work from lower margin construction activities to higher margin engineering activities and positive contributions from the upstream projects that were completed or nearing completion. Segment profit margin in 2015 further benefited from the company's cost optimization activities. The increase in segment profit margin in 2014 was predominantly due to increased contributions from certain upstream projects that were completed or progressing to completion during 2014 and a shift in the mix of work from lower margin construction activities to higher margin engineering activities. This shift corresponds to an increase in the volume of project execution activities for projects that are in the earlier stages of the project life cycle as compared to the prior years.

        During 2015, the company recognized a $68 million pre-tax non-operating gain related to the sale of 50 percent of the company's ownership interest in its principal operating subsidiary in Spain to facilitate the formation of an Oil & Gas joint venture, which was excluded from segment profit above.

        New awards in the Oil & Gas segment were $11.3 billion in 2015, $19.7 billion in 2014 and $13.1 billion in 2013. New awards in 2015 included a refinery project in Kuwait; a large, domestic natural gas transmission project; further production and chemical work in Canada; and additional refinery projects in Europe and the United States. New awards in 2014 included a significant amount of the engineering, procurement and construction value of a liquefied natural gas facility in Canada; refinery projects in Kuwait, Malaysia, Mexico and Argentina; an oil sands project in Canada; and a petrochemical complex on the Gulf Coast of the United States. New awards in 2013 included two petrochemical facilities in North America, an upstream project in Russia, a grassroots upgrader project in Canada and additional releases on a gas processing project in Kazakhstan.

        Backlog for the Oil & Gas segment was $28.8 billion as of December 31, 2015, $28.5 billion as of December 31, 2014 and $20.2 billion as of December 31, 2013. The growth in backlog during 2014 resulted from the higher levels of new award activity during 2014, as mentioned above. The segment remains well positioned for new project activity, particularly in downstream and petrochemical markets; however, the continued decline in oil prices since the latter part of 2014 have affected the timing of new awards and the pace of execution on certain existing projects.

        Total assets in the segment were $1.5 billion as of December 31, 2015 and $1.7 billion as of December 31, 2014.

Industrial & Infrastructure

        Revenue and segment profit for the Industrial & Infrastructure segment are summarized as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013

Revenue	$4,070.6	$5,909.8	$10,987.0
Segment profit	227.4	385.6	468.0

        Revenue in 2015 decreased 31 percent compared to 2014, primarily due to the reduced project execution activities in the mining and metals business line, as well as declines in the infrastructure business line. Revenue in 2014 decreased 46 percent compared to 2013, primarily due to reduced volume in the mining and metals business line.

        Segment profit decreased 41 percent in 2015 compared to 2014 due to reduced contributions from the mining and metals and infrastructure business lines, partially offset by higher contributions from the industrial services business line. Segment profit decreased 18 percent in 2014 compared to 2013 primarily due to lower contributions related to the lower project execution activities in the mining and metals business line, which was partially offset by the favorable impact of the achievement of progress milestones for certain domestic transportation projects totaling $76 million and project close-out activities for various mining projects totaling $70 million.

        Segment profit margin in 2015 was 5.6 percent compared to 6.5 percent in 2014. The reduction in segment profit margin was primarily due to the prior period benefiting favorably from the completion of a domestic transportation project. Segment profit margin increased to 6.5 percent in 2014 from 4.3 percent in 2013 because 2013 had a significantly higher content of customer-furnished materials, which are accounted for as pass-through costs.

        New awards in the Industrial & Infrastructure segment were $3.2 billion during 2015, $3.3 billion during 2014 and $6.5 billion during 2013. New awards in 2015 included awards in the industrial services, mining and metals and infrastructure business lines; and included a highway project in Texas. New awards in 2014 were primarily in the mining and metals and industrial services business lines and included a large manufacturing facility in the United States. New awards in 2013 included the Tappan Zee Bridge project in New York, a road project in Texas and a new award for the continued expansion of a large copper project in Peru. The decrease in new awards since 2013 is primarily due to reduced opportunities in the mining and metals business line. This decline is attributable to the deferral of major capital investment decisions by some mining customers due to project cost escalation, softening commodity demand and project-specific circumstances. The timing of when capital investment by these mining customers could resume is uncertain, and the weakened mining market conditions could be prolonged.

        Ending backlog for the segment decreased to $5.6 billion for 2015 from $7.2 billion for 2014 and $10.3 billion for 2013. This decline was primarily due to the work off of backlog outpacing the new award activity in the mining and metals and infrastructure business lines. The mining and metals business line continues to experience the deferral of major capital investment decisions by some mining customers as a result of softening commodity demand.

        Total assets in the Industrial & Infrastructure segment were $766 million as of December 31, 2015 and $848 million as of December 31, 2014.

Government

        Revenue and segment profit for the Government segment are summarized as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013

Revenue	$2,557.4	$2,511.9	$2,749.1
Segment profit	83.1	92.7	161.4

        Revenue in 2015 increased 2 percent compared to 2014 primarily due to the increased project execution activities for a multi-year nuclear decommissioning project in the United Kingdom (the "Magnox RSRL Project"), the Paducah Gaseous Diffusion Plant Project and the Strategic Petroleum Reserve Project, all awarded in 2014. These increases were largely offset by a reduction in project execution activities associated with LOGCAP IV in Afghanistan. Revenue in 2014 decreased 9 percent compared to 2013, primarily due to the reduction in project execution activities associated with LOGCAP IV. Revenue in 2014 benefited from project execution activities for the projects mentioned above that were awarded during 2014. Revenue in 2014 also benefited from increased volume for the Savannah River Site Management and Operating Project in South Carolina (the "Savannah River Project"), which contributed lower revenue in 2013 as a result of the federal government's budget sequestration.

        Segment profit for 2015 decreased 10 percent compared to 2014, primarily due to the decline in project execution activities for LOGCAP IV. This decline was partially offset by higher contributions from increased project execution activities for the Magnox RSRL Project, the Paducah Gaseous Diffusion Plant Project and the Strategic Petroleum Reserve Project, as well as improved contributions from a base operations support services contract. Segment profit for 2014 decreased 43 percent compared to 2013, primarily due to the resolution in the prior year of several non-recurring matters with the U.S. government that favorably affected segment profit in 2013, as well as the reduction in project execution activities for LOGCAP IV.

        Segment profit margin was 3.3 percent, 3.7 percent and 5.9 percent for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in 2015 was primarily attributable to lower margin contributions from contracts awarded during 2014 and the continued decline in project execution activity on the LOGCAP IV program. The decline in 2014 was primarily attributable to the aforementioned favorable resolution of certain non-recurring matters with the U.S. government in 2013, along with lower margin contributions from contracts awarded during 2014.

        New awards were $1.4 billion during 2015, $4.7 billion during 2014 and $4.1 billion during 2013. New awards during 2015, which included awards for the extension of LOGCAP IV programs, as well as awards for services construction and base operations support programs, declined in comparison to prior years due to the inclusion of large multi-year nuclear decommissioning projects in new awards during both 2014 and 2013. New awards increased during 2014 primarily due to new awards for the Magnox RSRL Project, the Strategic Petroleum Reserve Project and the Paducah Gaseous Diffusion Plant Project, offset by reduced new award activity for LOGCAP IV, the Savannah River Project and a gaseous diffusion plant project in Portsmouth, Ohio.

        Backlog was $3.6 billion as of December 31, 2015, $4.7 billion as of December 31, 2014 and $2.4 billion as of December 31, 2013. Total backlog included $912 million, $2.1 billion and $983 million of unfunded government contracts as of December 31, 2015, 2014 and 2013, respectively. The decrease in backlog in 2015 resulted from continued project execution activities on several existing projects outpacing new award activity. The increase in backlog in 2014 was primarily attributable to the same factors above that contributed to the increase in new awards.

        Total assets in the Government segment were $495 million as of December 31, 2015 compared to $540 million as of December 31, 2014.

Global Services

        Revenue and segment profit for the Global Services segment are summarized as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013

Revenue	$499.1	$581.2	$605.8
Segment profit	45.2	82.6	123.0

        Revenue in 2015 decreased 14 percent compared to 2014, primarily due to volume declines in the equipment business line's operations in Mexico, Africa and Afghanistan. Revenue in 2014 decreased modestly compared to 2013 principally due to the equipment business line's reduced activities supporting mining projects in Latin America and Africa, as well as reduced volume in Afghanistan. The 2014 decline was partially offset by revenue improvement in the equipment business line's U.S. and Mexico operations.

        Segment profit in 2015 decreased 45 percent compared to the prior year, principally due to volume declines in the equipment business line's operations in Afghanistan and Africa, as well as lower contributions from equipment business line operations in Latin America. Segment profit in 2014 decreased 33 percent compared to 2013, primarily as the result of reduced contributions from the equipment business line in Latin America, Afghanistan and Africa, with the slowdown of mining activities and the completion of various projects. Segment profit in 2014 was further negatively impacted by certain equipment carrying costs, including depreciation, that were incurred after project completion, but before the equipment was sold. These decreases in segment profit more than offset an increase in contributions from the equipment business line's operations in the United States.

        Segment profit margin was 9.1 percent, 14.2 percent and 20.3 percent for the years ended December 31, 2015, 2014 and 2013, respectively. The decline in segment profit margin in 2015 was primarily attributable to the same factors discussed above that affected segment profit. The decrease in segment profit margin in 2014 was substantially due to the same factors that affected segment revenue and profit, as well as the impact of a favorable resolution of disputed amounts in the equipment and temporary staffing business line in 2013. The equipment, temporary staffing and supply chain solutions business lines do not report backlog or new awards.

        Total assets in the Global Services segment were $688 million as of December 31, 2015 and $782 million as of December 31, 2014.

Power

        Revenue and segment profit (loss) for the Power segment are summarized as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013

Revenue	$946.7	$1,004.1	$1,389.2
Segment profit (loss)	(88.0)	31.3	11.7

        Revenue in 2015 decreased 6 percent compared to 2014, principally due to a decrease in project execution activities for a solar energy project in California and a large gas-fired plant in Brunswick County, Virginia. The overall revenue decline was partially offset by increased project execution activities for several projects in the early stages of project execution, including a gas-fired power plant in Greensville County, Virginia and two large gas-fired power plants in South Carolina and Florida. Revenue in 2014 was 28 percent lower compared to 2013, primarily due to a decrease in project execution activities on two solar power projects in the western United States and a gas-fired power plant in Texas, all of which reached substantial completion during 2014. The overall revenue decline in 2014 was partially offset by a significant increase in project execution activities for the gas-fired power plant in Brunswick County, Virginia.

        Segment profit for 2015 decreased significantly compared to 2014. Segment profit in 2015 included a loss of $60 million (including the reversal of previously recognized profit) resulting from forecast revisions for the gas-fired power plant in Brunswick County, Virginia, and an increase in NuScale expenses, net of qualified reimbursable expenditures. The overall decline in segment profit was partially offset by increased contributions from several projects in the early stages of project execution, as mentioned above. Segment profit for 2014 increased significantly compared to 2013 principally due to greater contributions from an increase in project execution activities for the gas-fired power plant in Virginia and from the substantial completion of the gas-fired power plant in Texas, as well as reduced NuScale expenses, net of qualified reimbursable expenditures, as discussed below. The overall increase was partially offset by reduced contributions from various projects that were completed or progressing to completion during 2014, including the two solar power projects in the western United States.

        Segment profit margin in 2015 decreased over 2014 due to the same factors that drove the decrease in segment profit during 2015. Segment profit margin improved during 2014 primarily due to increased contributions resulting from the substantial completion of the two solar projects and the Texas gas-fired power plant noted above and reduced NuScale expenses, net of qualified reimbursable expenditures.

        The Power segment includes the operations of NuScale, which are primarily research and development activities. In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $217 million under the DOE's Small Modular Reactor Licensing Technical Support Program. This cost-sharing award requires NuScale to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design development and certification. The DOE is to provide cost reimbursement for up to 43 percent of qualified expenditures incurred during the period from June 1, 2014 to May 31, 2019. The Cooperative Agreement also provided for reimbursement of pre-award costs incurred from September 18, 2013 to May 31, 2014, which were recognized in the second quarter of 2014. The company recognizes the cost-sharing award as a reduction of "Total cost of revenue" in the Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized. NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit, were $80 million, $46 million and $53 million for 2015, 2014 and 2013, respectively.

        New awards were $6.0 billion in 2015, including a $5.0 billion award from Westinghouse Electric Company to manage the construction workforce at two Westinghouse nuclear power plants projects in Georgia and South Carolina on a cost-plus, fixed-fee basis and a gas-fired power plant in Florida. New awards of $1.1 billion in 2014 included a nuclear power plant maintenance project in California and a gas-fired power plant project in South Carolina. New awards of $1.5 billion in 2013 included a natural gas-fired power plant project in Virginia. Backlog was $6.8 billion as of December 31, 2015, $2.1 billion as of December 31, 2014 and $2.0 billion as of December 31, 2013.

        Total assets in the Power segment were $208 million as of December 31, 2015 and $179 million as of December 31, 2014.

Corporate, Tax and Other Matters

        Corporate    For the three years ended December 31, 2015, 2014 and 2013, corporate general and administrative expenses were $168 million, $183 million and $175 million, respectively. The decline in 2015 resulted primarily from reductions in stock price-driven compensation expense and organizational realignment expenses as compared to 2014. For 2014, organizational realignment expenses more than offset lower compensation expense.

        Net interest expense was $28 million, $11 million and $12 million for the years ended December 31, 2015, 2014 and 2013, respectively. Interest expense increased in 2015 due to the issuance of $500 million of 3.5% Senior Notes in November 2014.

        Tax    The effective tax rate on earnings from continuing operations was 33.8 percent, 29.3 percent and 30.1 percent for 2015, 2014 and 2013, respectively. The 2015 rate was impacted unfavorably by foreign losses without a tax benefit, partially offset by benefits resulting from an IRS settlement for tax years 2004 - 2005 and the conclusion of an IRS audit for tax years 2009 - 2011. The 2014 rate was impacted favorably by the release of previously unrecognized tax positions related to the conclusion of an IRS audit for tax years 2006 - 2008, the reversal of certain valuation allowances, and the domestic production activities deduction. The 2013 rate was impacted favorably by research tax credits and the domestic production activities deduction which were partially offset by a foreign loss without a tax benefit.

Litigation and Matters in Dispute Resolution

        See "14. Contingencies and Commitments" below in the Notes to Consolidated Financial Statements.

Liquidity and Financial Condition

        Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit totaling $5.8 billion, which may be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $4.1 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company's conservative financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of December 31, 2015, the company was in compliance with all its covenants related to its debt agreements. The company's total debt to total capitalization ("debt-to-capital") ratio as of December 31, 2015 was 24.9 percent compared to 24.7 percent as of December 31, 2014.

Cash Flows

        Cash and cash equivalents were $1.9 billion as of December 31, 2015 compared to $2.0 billion as of December 31, 2014. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.4 billion as of both December 31, 2015 and 2014. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company's global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.3 billion and $1.1 billion as of December 31, 2015 and 2014, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.

        In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated VIEs (joint ventures and partnerships). These amounts (which totaled $290 million and $353 million as of December 31, 2015 and 2014, respectively, as reflected in the Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $754 million and $569 million as of December 31, 2015 and 2014, respectively, as reflected in the Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of December 31, 2015 and 2014 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

Operating Activities

        Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of engineering and construction projects, as well as the company's execution of its projects within budget. Working capital requirements also vary by project and relate to clients in various industries and locations throughout the world. Most contracts require payments as the projects progress. The company evaluates the counterparty credit risk of third parties as part of its project risk review process. The company maintains adequate reserves for potential credit losses and generally such losses have been minimal and within management's estimates. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. As a result, the company's cash position is reduced as customer advances are worked off, unless they are replaced by advances on other projects. The company maintains cash reserves and borrowing facilities to provide additional working capital in the event that a project's net operating cash outflows exceed its available cash balances.

        During 2015, working capital decreased primarily due to a decrease in accounts receivable and contract work in progress and an increase in advance billings partially offset by an increase in prepaid income taxes. Specific factors related to these drivers include:

  •
  A decrease in accounts receivable in the Oil & Gas segment, primarily related to collections for a coal bed methane gas project in Australia.

  •
  A decrease in contract work in progress in the Oil & Gas and Industrial & Infrastructure segments that resulted primarily from normal project execution activities. A significant contributor to the decrease in contract work in progress in the Oil & Gas segment was a major mine replacement project in Canada.

  •
  An increase in advance billings in the Oil & Gas segment which was the result of normal project execution activities for several projects including an upstream project in Russia.

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

        Cash provided by operating activities was $849 million, $643 million and $789 million in 2015, 2014 and 2013, respectively. The improvement in cash flows from operating activities in 2015 resulted from favorable year-over-year changes in working capital, partially offset by cash outflows totaling $316 million associated with discontinued operations as discussed below. The decrease in cash flows from operating activities in 2014 was primarily attributable to a significantly larger net increase in working capital in 2014 compared to 2013, with the largest contributor being a decrease in contract work in progress for LOGCAP IV in the Government segment during 2013.

        Income tax payments were $250 million, $228 million and $269 million in 2015, 2014 and 2013, respectively.

        Cash from operating activities is used to provide contributions to the company's defined contribution and defined benefit pension plans. Contributions into the defined contribution plans during 2015, 2014 and 2013 were $146 million, $150 million and $151 million, respectively. The company contributed approximately $58 million, $63 million and $13 million into its defined benefit pension plans during 2015, 2014 and 2013, respectively. Company contributions to defined benefit pension plans during 2015 primarily related to additional funding to settle the U.S. plan. Company contributions to defined benefit pension plans were higher during 2014 in order to achieve targeted funding levels. Assuming no changes in current assumptions, the company expects to contribute up to $15 million in 2016 to international defined benefit pension plans, which is expected to be in excess of the minimum funding required. The accumulated benefit obligation exceeded plan assets for the Netherlands plan as of December 31, 2015. Plan assets exceeded the accumulated benefit obligation for each of the other non-U.S plans as of December 31, 2015. The accumulated benefit obligation exceeded plan assets for the U.S. plan as of December 31, 2014. Plan assets exceeded the accumulated benefit obligation for each of the company's non-U.S plans as of December 31, 2014.

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

Investing Activities

        Cash utilized by investing activities amounted to $67 million, $199 million and $235 million during 2015, 2014 and 2013, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; business acquisitions; and investments in and sales of partnerships and joint ventures. Investing activities in 2013 also included the consolidation of a VIE that had previously been accounted for using the proportionate consolidation method in which cash for this VIE was not required to be consolidated.

        The company holds cash in bank deposits and marketable securities which are governed by the company's investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During 2015 and 2014, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $25 million and $9 million, respectively. During 2013, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $10 million. The company held combined current and noncurrent marketable securities of $418 million and $449 million as of December 31, 2015 and 2014, respectively.

        Capital expenditures of $240 million, $325 million and $288 million during 2015, 2014 and 2013, respectively, primarily related to construction equipment associated with equipment operations in the Global Services segment, as well as expenditures for land and facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $94 million, $106 million and $74 million during 2015, 2014 and 2013, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Global Services segment.

        During 2015, the company sold two office buildings located in California for net proceeds of $82 million and subsequently entered into a twelve year lease with the purchaser. The resulting gain on the sale of the property was approximately $58 million, of which $7 million was recognized during the fourth quarter of 2015 and included in corporate general and administrative expense in the Consolidated

Statement of Earnings. The remaining gain of approximately $51 million was deferred and will be amortized over the life of the lease on a straight-line basis.

        During 2015, the company sold 50% of its ownership of Fluor S.A., its principal Spanish operating subsidiary, to Sacyr Industrial, S.L.U. for a cash purchase price of approximately $46 million, subject to certain purchase price adjustments. The company deconsolidated the subsidiary and recorded a pre-tax non-operating gain of $68 million during 2015, which was determined based on the proceeds received on the sale and the estimated fair value of the company's retained 50% noncontrolling interests, less the carrying value of the net assets associated with the former subsidiary.

        During 2014, the company sold its interest in two joint ventures in the Industrial & Infrastructure segment for $44 million. The company had a 10 percent interest in both joint ventures and accounted for these investments using the equity method.

        The company continues to make investments in partnerships or joint ventures primarily for the execution of single contracts or projects. Investments in unconsolidated partnerships and joint ventures were $91 million, $39 million and $27 million in 2015, 2014 and 2013, respectively.

        In August 2015, the company entered into an agreement to form COOEC Fluor Heavy Industries Co., Ltd. ("CFHI"), a joint venture in which the company will have a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, will have a 51% ownership interest. Through CFHI, the two companies will own, operate and manage the Zhuhai Fabrication Yard in China's Guangdong province. Under the agreement, the company has committed to make an initial cash investment of $350 million after all necessary approvals are received, which is targeted for early 2016, with a $140 million additional investment targeted for the third quarter of 2016.

        In December 2015, the company signed an agreement with U.K.-based private equity firm Arle Capital Partners to acquire 100 percent of Stork Holding B.V. ("Stork"), based in the Netherlands, for €695 million (or approximately $755 million), including the assumption of debt and other liabilities. Stork is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The acquisition is expected to close in the first half of 2016 and is subject to regulatory approvals and consultation procedures. The company intends to use existing sources of liquidity, including existing lines of credit to initially finance the transaction and expects to secure long-term financing through the issuance of debt in international markets.

Financing Activities

        Cash utilized by financing activities during 2015, 2014 and 2013 of $728 million, $666 million and $370 million, respectively, included company stock repurchases, company dividend payments to stockholders, proceeds from the issuance of senior notes, repayments of debt and distributions paid to holders of noncontrolling interests.

        The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares in open market or privately negotiated transactions at the company's discretion. The company repurchased 10,104,988 shares, 13,331,402 shares and 2,591,557 shares of common stock under its current and previously authorized stock repurchase programs resulting in cash outflows of $510 million, $906 million and $200 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, approximately 1,812,869 shares could still be purchased under the existing stock repurchase program. On February 4, 2016, the Board of Directors approved an increase of 10,000,000 shares to the program.

        During 2014, the company's Board of Directors authorized the payment of quarterly dividends of $0.21 per share (compared to quarterly dividends of $0.16 per share in 2013). Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. The payment and level of future cash dividends is subject to the discretion of the company's Board of Directors. Dividends of $125 million, $126 million and $79 million, were paid during 2015, 2014 and 2013, respectively.

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

        In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the "2004 Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes were convertible if a specified trading price of the company's common stock (the "trigger price") was achieved and maintained for a specified period. The trigger price condition was satisfied during the year ended December 31, 2014, and the 2004 Notes were therefore classified as short-term debt as of December 31, 2014. During 2014, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,750 shares of the company's common stock. During the first half of 2015, holders converted $8 million of the 2004 Notes in exchange for the principal balance owed in cash plus 167,674 shares of the company's common stock at a conversion rate of 37.0997 shares per each $1,000 principal amount of the 2004 Notes. On May 7, 2015, the company redeemed the remaining $10 million of outstanding 2004 Notes at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest up to (but excluding) May 7, 2015.

        In the first quarter of 2013, the company redeemed its 5.625% Municipal Bonds for $18 million, or 100% of their principal amount, and also paid $9 million on the remaining balances of various notes payable that were assumed in connection with the 2012 acquisition of an equipment company.

        Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $59 million, $138 million and $125 million in 2015, 2014 and 2013, respectively. Distributions in 2015 primarily related to two transportation joint venture projects in the United States and an iron ore joint venture project in Australia. Distributions in 2014 primarily related to two transportation joint venture projects in the United States and a mining joint venture project in Argentina. Distributions in 2013 primarily related to the iron ore joint venture project in Australia. Capital contributions by joint venture partners were $5 million, $3 million and $2 million in 2015, 2014 and 2013, respectively.

Effect of Exchange Rate Changes on Cash

        Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During 2015, 2014 and 2013, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $166 million, $197 million and $75 million, respectively, of which

$98 million, $68 million and $56 million, respectively, related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company's exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

        As of December 31, 2015, the company had a combination of committed and uncommitted lines of credit that totaled $5.8 billion. These lines may be used for revolving loans and letters of credit. The committed lines of credit consist of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in May 2019. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $750 million for the company's subsidiaries. Borrowings under both facilities bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

        Letters of credit are provided in the ordinary course of business primarily to indemnify the company's clients if the company fails to perform its obligations under its contracts. As of December 31, 2015, letters of credit and borrowings totaling $1.7 billion were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

Guarantees, Inflation and Variable Interest Entities

  Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $19.3 billion as of December 31, 2015. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of December 31, 2015 and 2014 in accordance with ASC 460, "Guarantees," and the carrying value of the liability was not material.

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

        For further discussion of the company's VIEs, see "Discussion of Critical Accounting Policies and Estimates" above and Note 15 to the Consolidated Financial Statements.

Contractual Obligations

        Contractual obligations as of December 31, 2015 are summarized as follows:

		Payments Due by Period

Contractual Obligations	Total	1 year or less	2–3 years	4–5 years	Over 5 years

(in millions)
Debt:
3.375% Senior Notes	$497	$—	$—	$—	$497
3.5% Senior Notes	495	—	—	—	495
Interest on debt obligations(1)	253	34	69	69	81
Operating leases(2)	280	64	87	53	76
Capital leases	7	4	3	—	—
Uncertain tax positions(3)	21	—	—	—	21
Joint venture contributions(4)	505	490	15	—	—
Pension minimum funding(5)	56	13	21	22	—
Other post-employment benefits	19	4	6	4	5
Other compensation-related obligations(6)	426	61	97	69	199

Total	$2,559	$670	$298	$217	$1,374

(1)
Interest is based on the borrowings that are presently outstanding and the timing of payments indicated in the above table.

(2)
Operating leases are primarily for engineering and project execution office facilities in Texas, California, the United Kingdom and various other U.S and international locations, equipment used in connection with long-term construction contracts and other personal property.

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

(4)
In August 2015, the company entered into an agreement to form COOEC Fluor Heavy Industries Co., Ltd. ("CFHI"), a joint venture in which the company will have a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, will have a 51% ownership interest. Through CFHI, the two companies will own, operate and manage the Zhuhai Fabrication Yard in China's Guangdong province. Under the agreement, the company has committed to make an initial cash investment of $350 million after all necessary approvals are received, which is targeted for early 2016, with a $140 million additional investment targeted for the third quarter of 2016.

(5)
The company generally provides funding to its international pension plans to at least the minimum required by applicable regulations. In determining the minimum required funding, the company utilizes current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In management's judgment, minimum funding estimates beyond a five-year time horizon cannot be reliably estimated. Where minimum funding as determined for each individual plan would not achieve a funded status to the level of accumulated benefit obligations, additional discretionary funding may be provided from available cash resources. As discussed in Note 5 of the Notes to Consolidated Financial Statements, the U.S. pension plan was settled in 2015.

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

        The company utilizes derivative instruments to mitigate certain financial exposures, including currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility. As of December 31, 2015, the company had total gross notional amounts of $793 million of foreign currency contracts of less than four years duration and total gross notional amounts of $9 million of commodity contracts of less than two years duration. The company's historical gains and losses associated with derivative instruments have typically been immaterial, and have largely mitigated the exposures being hedged. The company does not enter into derivative transactions for speculative purposes.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of December 31, 2015, which is the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

        In connection with the preparation of the company's annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Management's assessment included an evaluation of the design of the company's internal control over financial reporting and testing of the operational effectiveness of the company's internal control over financial reporting. Based on this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2015.

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

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Fluor Corporation

        We have audited Fluor Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Fluor Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fluor Corporation as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2015 of Fluor Corporation and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Dallas, Texas
February 18, 2016

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

        The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is set forth in the section entitled "Election of Directors — Biographical Information, including Experience, Qualifications, Attributes and Skills" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference. The information required by Paragraph (b) of Item 401 of Regulation S-K , as well as the information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers, is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

Code of Ethics

        We have long maintained and enforced a Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer, and principal accounting officer and controller. A copy of our Code of Business Conduct and Ethics, as amended, has been posted on the "Sustainability" — "Ethics and Compliance" portion of our website, www.fluor.com.

        We have disclosed and intend to continue to disclose any changes or amendments to our code of ethics or waivers from our code of ethics applicable to our chief executive officer, chief financial officer, and principal accounting officer and controller by posting such changes or waivers to our website.

Corporate Governance

        We have adopted Corporate Governance Guidelines, which are available on our website at www.fluor.com under the "Sustainability" portion of our website under the heading "Corporate Governance Documents" filed under "Governance." Information regarding the Audit Committee is hereby incorporated by reference from the information contained in the section entitled "Corporate Governance — Board of Directors Meetings and Committees — Audit Committee" in our Proxy Statement.

Item 11.    Executive Compensation

        Information required by this item is included in the following sections of our Proxy Statement for our 2016 annual meeting of stockholders: "Organization and Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation," as well as the related pages containing compensation tables and information, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table provides information as of December 31, 2015 with respect to the shares of common stock that may be issued under the company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	3,971,526	$62.25	8,813,005
Equity compensation plans not approved by stockholders	—	—	—

Total	3,971,526	$62.25	8,813,005

(1)
Consists of the 2014 Restricted Stock Plan for Non-Employee Directors, under which no securities are currently issuable upon exercise of outstanding options, warrants or rights, but under which 465,211 shares remain available for future issuance; the 2003 Executive Performance Incentive Plan (the "2003 Plan"), under which 339,433 shares are currently issuable upon exercise of outstanding options, warrants and rights, but under which no shares remain available for future issuance; and the Amended and Restated 2008 Executive Performance Incentive Plan, under which 3,632,093 shares are currently issuable upon exercise of outstanding options, warrants and rights, and under which 8,347,794 shares remain available for issuance.

        The additional information required by this item is included in the "Stock Ownership and Stock-Based Holdings of Executive Officers and Directors" and "Stock Ownership of Certain Beneficial Owners" sections of our Proxy Statement for our 2016 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item is included in the "Certain Relationships and Related Transactions" and "Board Independence" sections of the "Corporate Governance" portion of our Proxy Statement for our 2016 annual meeting of stockholders, which information is incorporated herein by reference.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this annual report on Form 10-K:

1.     Financial Statements:

        Our consolidated financial statements at December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K, beginning on page F-1.

2.     Financial Statement Schedules:

        No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.     Exhibits:

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 8, 2012).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on February 9, 2016).
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
10.2
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

Exhibit	Description
10.4	Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 3, 2013).
10.5
Form of Stock Option Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q filed on May 10, 2010).
10.6
Form of Option Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant's Quarterly Report on Form 10-Q filed on April 30, 2015).
10.7
Form of Value Driver Incentive Award Agreement (for the senior team) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant's Quarterly Report on Form 10-Q filed on April 30, 2015).
10.8
Form of Value Driver Incentive Award Agreement (for non-senior executives) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q filed on April 30, 2015).
10.9
Form of Restricted Stock Unit Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.27 to the registrant's Quarterly Report on Form 10-Q filed on April 30, 2015).
10.10
Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q filed on April 30, 2015).
10.11
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
10.13	Fluor Executives' Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.14	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K filed on February 22, 2012).
10.15	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K filed on February 18, 2015).
10.16	Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 filed on May 1, 2014).
10.17
Form of Restricted Stock Unit Agreement under the Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed on July 30, 2015).

Exhibit	Description
10.18	Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.19
Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of January 1, 2015 (incorporated by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K filed on February 18, 2015).
10.20	Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
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

Exhibit	Description
10.28	Offer of Employment Letter from Fluor Corporation to Biggs C. Porter (incorporated by reference to Exhibit 10.38 to the registrant's Quarterly Report on Form 10-Q filed on May 3, 2012).
10.29	Retention Award granted to David R. Dunning on September 26, 2013 (incorporated by reference to Exhibit 10.36 to the registrant's Annual Report on Form 10-K filed on February 18, 2014).
10.30	Consulting Agreement between Fluor Corporation and David R. Dunning (incorporated by reference to Exhibit 10.31 to the registrant's Quarterly Report on Form 10-Q filed on April 30, 2015).
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
New exhibit filed with this report.

        Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Balance Sheet at December 31, 2015 and December 31, 2014, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2015, 2014 and 2013.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ BIGGS C. PORTER Biggs C. Porter, Executive Vice President and Chief Financial Officer

February 18, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DAVID T. SEATON David T. Seaton	Chairman and Chief Executive Officer	February 18, 2016
Principal Financial Officer and Principal Accounting Officer:
/s/ BIGGS C. PORTER Biggs C. Porter	Executive Vice President and Chief Financial Officer	February 18, 2016
Other Directors:
/s/ PETER K. BARKER Peter K. Barker	Director	February 18, 2016
/s/ ALAN M. BENNETT Alan M. Bennett	Director	February 18, 2016
/s/ ROSEMARY T. BERKERY Rosemary T. Berkery	Director	February 18, 2016
/s/ PETER J. FLUOR Peter J. Fluor	Director	February 18, 2016
/s/ DEBORAH D. MCWHINNEY Deborah D. McWhinney	Director	February 18, 2016
/s/ ARMANDO J. OLIVERA Armando J. Olivera	Director	February 18, 2016

Signature	Title	Date

/s/ JOSEPH W. PRUEHER Joseph W. Prueher	Director	February 18, 2016
/s/ MATTHEW K. ROSE Matthew K. Rose	Director	February 18, 2016
/s/ NADER H. SULTAN Nader H. Sultan	Director	February 18, 2016
/s/ LYNN C. SWANN Lynn C. Swann	Director	February 18, 2016

FLUOR CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fluor Corporation

We have audited the accompanying consolidated balance sheets of Fluor Corporation as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fluor Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Dallas, Texas
February 18, 2016

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013

TOTAL REVENUE	$18,114,048	$21,531,577	$27,351,573
TOTAL COST OF REVENUE	17,019,352	20,132,544	25,986,382
OTHER (INCOME) AND EXPENSES
Gain related to a partial sale of a subsidiary	(68,162)	—	—
Pension settlement charge	239,896	—	—
Corporate general and administrative expense	168,329	182,711	175,148
Interest expense	44,770	29,681	26,887
Interest income	(16,689)	(18,268)	(14,443)

Total cost and expenses	17,387,496	20,326,668	26,173,974

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	726,552	1,204,909	1,177,599
INCOME TAX EXPENSE	245,888	352,815	354,573

EARNINGS FROM CONTINUING OPERATIONS	480,664	852,094	823,026
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(5,658)	(204,551)	—

NET EARNINGS	475,006	647,543	823,026

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	62,494	136,634	155,315

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$412,512	$510,909	$667,711

AMOUNTS ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$418,170	$715,460	$667,711
Loss from discontinued operations, net of tax	(5,658)	(204,551)	—

Net earnings	$412,512	$510,909	$667,711

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$2.89	$4.54	$4.11
Loss from discontinued operations, net of tax	(0.04)	(1.30)	—

Net earnings	$2.85	$3.24	$4.11

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$2.85	$4.48	$4.06
Loss from discontinued operations, net of tax	(0.04)	(1.28)	—

Net earnings	$2.81	$3.20	$4.06

SHARES USED TO CALCULATE EARNINGS PER SHARE
Basic	144,805	157,487	162,566
Diluted	146,722	159,616	164,354

DIVIDENDS DECLARED PER SHARE	$0.84	$0.84	$0.64

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2015	2014	2013

NET EARNINGS	$475,006	$647,543	$823,026
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(104,595)	(125,809)	(46,901)
Ownership share of equity method investees' other comprehensive income (loss)	(7,513)	1,838	10,745
Defined benefit pension and postretirement plan adjustments	162,615	(66,848)	(5,573)
Unrealized gain (loss) on derivative contracts	(126)	(2,064)	1,384
Unrealized loss on available-for-sale securities	(211)	(437)	(778)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	50,170	(193,320)	(41,123)

COMPREHENSIVE INCOME	525,176	454,223	781,903

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	61,227	129,325	154,543

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$463,949	$324,898	$627,360

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($289,991 and $352,996 related to variable interest entities ("VIEs"))	$1,949,886	$1,993,125
Marketable securities, current ($70,176 and $14,082 related to VIEs)	197,092	105,131
Accounts and notes receivable, net ($186,833 and $193,565 related to VIEs)	1,203,024	1,471,705
Contract work in progress ($178,826 and $166,334 related to VIEs)	1,376,471	1,587,275
Deferred taxes	172,887	340,223
Other current assets ($27,362 and $38,848 related to VIEs)	378,927	260,588

Total current assets	5,278,287	5,758,047

PROPERTY, PLANT AND EQUIPMENT
Land	72,244	84,274
Buildings and improvements	434,213	454,641
Machinery and equipment	1,252,615	1,305,623
Furniture and fixtures	135,701	142,961
Construction in progress	43,644	73,962

	1,938,417	2,061,461
Less accumulated depreciation	1,046,077	1,081,198

Net property, plant and equipment ($70,247 and $77,579 related to VIEs)	892,340	980,263

OTHER ASSETS
Marketable securities, noncurrent	220,634	343,644
Goodwill	111,646	112,952
Investments	337,930	189,805
Deferred taxes	221,945	201,004
Deferred compensation trusts	360,725	405,022
Other ($24,141 and $24,003 related to VIEs)	207,999	203,692

Total other assets	1,460,879	1,456,119

TOTAL ASSETS	$7,631,506	$8,194,429

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($178,139 and $213,837 related to VIEs)	$1,266,509	$1,422,084
Convertible senior notes and other borrowings	—	28,742
Advance billings on contracts ($188,484 and $151,321 related to VIEs)	754,037	569,418
Accrued salaries, wages and benefits ($47,526 and $51,749 related to VIEs)	669,592	725,586
Other accrued liabilities ($25,384 and $21,709 related to VIEs)	245,214	585,023

Total current liabilities	2,935,352	3,330,853

LONG-TERM DEBT DUE AFTER ONE YEAR	992,664	991,685
NONCURRENT LIABILITIES	589,991	648,061
CONTINGENCIES AND COMMITMENTS
EQUITY
Shareholders' equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 139,018,309 and 148,633,640 shares in 2015 and 2014, respectively	1,390	1,486
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(432,775)	(484,212)
Retained earnings	3,428,732	3,593,597

Total shareholders' equity	2,997,347	3,110,871
Noncontrolling interests	116,152	112,959

Total equity	3,113,499	3,223,830

TOTAL LIABILITIES AND EQUITY	$7,631,506	$8,194,429

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$475,006	$647,543	$823,026
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Loss from discontinued operations, net of taxes	5,658	204,551	—
Pension settlement charge	239,896	—	—
Depreciation of fixed assets	188,700	191,701	206,331
Amortization of intangibles	1,038	893	767
Loss (gain) on sale of equity method investments	—	2,158	(2,370)
(Earnings) loss from equity method investments, net of distributions	(1,597)	1,295	15,030
Gain related to a partial sale of a subsidiary	(68,162)	—	—
Gain on sale of property, plant and equipment	(31,272)	(33,878)	(24,509)
Amortization of stock-based awards	61,053	48,232	42,909
Deferred compensation trust	44,298	(16,614)	(55,504)
Deferred compensation obligation	(6,854)	14,755	56,550
Statute expirations and tax settlements	(7,827)	(19,331)	—
Deferred taxes	4,675	62,084	(29,708)
Excess tax benefit from stock-based plans	—	(4,089)	(6,668)
Net retirement plan accrual (contributions)	(37,805)	(40,093)	10,586
Changes in operating assets and liabilities	303,896	(408,861)	(261,596)
Cash outflows from discontinued operations	(316,195)	(8,058)	—
Other items	(5,376)	286	14,062

Cash provided by operating activities	849,132	642,574	788,906

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(386,021)	(410,508)	(492,633)
Proceeds from the sales and maturities of marketable securities	411,380	419,398	482,376
Capital expenditures	(240,220)	(324,704)	(288,487)
Proceeds from disposal of property, plant and equipment	94,323	105,872	74,028
Proceeds from sale of buildings	82,082	—	—
Proceeds from a partial sale of a subsidiary	45,566	—	—
Proceeds from sales of equity method investments	—	44,000	3,005
Investments in partnerships and joint ventures	(91,078)	(38,687)	(27,057)
Consolidation of a variable interest entity	—	—	24,675
Acquisitions	—	—	(23,075)
Other items	17,461	5,514	12,558

Cash utilized by investing activities	(66,507)	(199,115)	(234,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(509,658)	(906,083)	(200,052)
Dividends paid	(125,204)	(126,218)	(78,716)
Proceeds from issuance of 3.5% Senior Notes	—	494,595	—
Debt and credit facility issuance costs	—	(7,685)	—
Repayment of 5.625% Municipal Bonds	—	—	(17,795)
Repayment of convertible debt and other borrowings	(28,425)	(74)	(8,640)
Distributions paid to noncontrolling interests	(58,986)	(138,041)	(124,853)
Capital contributions by noncontrolling interests	5,254	3,336	1,697
Taxes paid on vested restricted stock	(8,400)	(11,475)	(11,404)
Stock options exercised	1,780	24,189	52,838
Excess tax benefit from stock-based plans	—	4,089	6,668
Other items	(4,591)	(3,049)	10,688

Cash utilized by financing activities	(728,230)	(666,416)	(369,569)

Effect of exchange rate changes on cash	(97,634)	(67,500)	(55,686)

Increase (decrease) in cash and cash equivalents	(43,239)	(290,457)	129,041
Cash and cash equivalents at beginning of year	1,993,125	2,283,582	2,154,541

Cash and cash equivalents at end of year	$1,949,886	$1,993,125	$2,283,582

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
(in thousands, except per share amounts)					Retained Earnings		Noncontrolling Interests	Total Equity
	Shares	Amount

BALANCE AS OF DECEMBER 31, 2012	162,360	$1,624	$—	$(257,850)	$3,597,521	$3,341,295	$85,799	$3,427,094

Net earnings	—	—	—	—	667,711	667,711	155,315	823,026
Other comprehensive loss	—	—	—	(40,351)	—	(40,351)	(772)	(41,123)
Dividends ($0.64 per share)	—	—	—	—	(104,488)	(104,488)	—	(104,488)
Distributions to noncontrolling interests	—	—	—	—	—	—	(124,853)	(124,853)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	1,697	1,697
Other noncontrolling interest transactions	—	—	(975)	—	—	(975)	6,650	5,675
Stock-based plan activity	1,518	15	93,832	—	—	93,847	—	93,847
Repurchase of common stock	(2,592)	(26)	(79,946)	—	(120,080)	(200,052)	—	(200,052)
Debt conversions	2	—	—	—	—	—	—	—

BALANCE AS OF DECEMBER 31, 2013	161,288	$1,613	$12,911	$(298,201)	$4,040,664	$3,756,987	$123,836	$3,880,823

Net earnings	—	—	—	—	510,909	510,909	136,634	647,543
Other comprehensive loss	—	—	—	(186,011)	—	(186,011)	(7,309)	(193,320)
Dividends ($0.84 per share)	—	—	—	—	(132,608)	(132,608)	—	(132,608)
Distributions to noncontrolling interests	—	—	—	—	—	—	(138,041)	(138,041)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	3,336	3,336
Other noncontrolling interest transactions	—	—	751	—	—	751	(5,497)	(4,746)
Stock-based plan activity	675	6	66,919	—	—	66,925	—	66,925
Repurchase of common stock	(13,331)	(133)	(80,581)	—	(825,369)	(906,083)	—	(906,083)
Debt conversions	2	—	—	—	1	1	—	1

BALANCE AS OF DECEMBER 31, 2014	148,634	$1,486	$—	$(484,212)	$3,593,597	$3,110,871	$112,959	$3,223,830

Net earnings	—	—	—	—	412,512	412,512	62,494	475,006
Other comprehensive income (loss)	—	—	—	51,437	—	51,437	(1,267)	50,170
Dividends ($0.84 per share)	—	—	—	—	(122,609)	(122,609)	—	(122,609)
Distributions to noncontrolling interests	—	—	—	—	—	—	(58,986)	(58,986)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	5,254	5,254
Other noncontrolling interest transactions	—	—	334	—	—	334	(4,302)	(3,968)
Stock-based plan activity	321	5	54,656	—	—	54,661	—	54,661
Repurchase of common stock	(10,105)	(101)	(54,789)	—	(454,768)	(509,658)	—	(509,658)
Debt conversions	168	—	(201)	—	—	(201)	—	(201)

BALANCE AS OF DECEMBER 31, 2015	139,018	$1,390	$—	$(432,775)	$3,428,732	$2,997,347	$116,152	$3,113,499

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Major Accounting Policies

    Principles of Consolidation

        The financial statements include the accounts of Fluor Corporation and its subsidiaries ("the company"). The company frequently forms joint ventures or partnerships with unrelated third parties for the execution of single contracts or projects. The company assesses its joint ventures and partnerships at inception to determine if any meet the qualifications of a variable interest entity ("VIE") in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation." If a joint venture or partnership is a VIE and the company is the primary beneficiary, the joint venture or partnership is fully consolidated (see "15. Partnerships and Joint Ventures" below). For partnerships and joint ventures in the construction industry, unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The cost and equity methods of accounting are also used, depending on the company's respective ownership interest and amount of influence on the entity, as well as other factors. At times, the company also executes projects through collaborative arrangements for which the company recognizes its relative share of revenue and cost.

        All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2014 and 2013 have been reclassified to conform to the 2015 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this annual report on Form 10-K.

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

    Engineering and Construction Contracts

        The company recognizes engineering and construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of depreciation and amortization. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and equipment, are included in revenue and cost of revenue when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are generally segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. Revenue recognized in excess of amounts billed is classified as a current asset under contract work in progress. Advances that are payments on account of contract work in progress of $343 million and $471 million as of December 31, 2015 and 2014, respectively, have been deducted from contract work in progress. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under advance billings on contracts. The company anticipates that substantially all incurred cost associated with contract work in progress as of December 31, 2015 will be billed and collected in 2016. The company recognizes revenue, but not profit, for certain significant claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. Cost, but not profit, associated with unapproved change orders is accounted for in revenue when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only to the extent that costs associated with the claims or unapproved change orders have been incurred. The company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the company's work on a project. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

    Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Leasehold improvements are amortized over the shorter of their economic lives or the lease terms. Depreciation is calculated using the straight-line method over the following ranges of estimated useful service lives, in years:

	December 31,
			Estimated Useful Service Lives
(cost in thousands)	2015	2014

Buildings	$276,161	$281,852	20 – 40
Building and leasehold improvements	158,052	172,789	6 – 20
Machinery and equipment	1,252,615	1,305,623	2 – 10
Furniture and fixtures	135,701	142,961	2 – 10

    Goodwill and Intangible Assets

        Goodwill is not amortized but is subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. When testing goodwill for impairment quantitatively, the company first compares the fair value of each reporting unit with its

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to measure the amount of potential impairment. In the second step, the company compares the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. During 2015, the company completed its annual goodwill impairment test in the first quarter and quantitatively determined that none of the goodwill was impaired. Goodwill for each of the company's segments is shown in "16. Operations by Business Segment and Geographical Area."

        The company had intangible assets with a carrying value of $24 million and $23 million as of December 31, 2015 and 2014, respectively. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. Interim testing for impairment is also performed if indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. As of December 31, 2015, none of the company's intangible assets with indefinite lives were impaired. Intangible assets with finite lives are amortized on a straight-line basis over the useful lives of those assets, ranging from one year to ten years.

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

    Derivatives and Hedging

        The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility, may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally implements a hedging strategy utilizing derivative instruments as hedging instruments to mitigate the risk. These hedging instruments are designated as either fair value or cash flow hedges in accordance with ASC 815, "Derivatives and Hedging." The company formally documents its

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the hedging instruments are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all hedging instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the hedging instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the hedging instrument's gain or loss due to changes in fair value is recorded as a component of accumulated other comprehensive income (loss) ("AOCI") and is reclassified into earnings when the hedged item settles. Any ineffective portion of a hedging instrument's change in fair value is immediately recognized in earnings. The company does not enter into derivative instruments for speculative purposes. Under ASC 815, in certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. If an embedded foreign currency derivative is identified, the derivative is bifurcated from the host contract and the change in fair value is recognized through earnings.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The tax effects of the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2015			2014			2013
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Other comprehensive income (loss):
Foreign currency translation adjustment	$(166,487)	$61,892	$(104,595)	$(197,361)	$71,552	$(125,809)	$(74,538)	$27,637	$(46,901)
Ownership share of equity method investees' other comprehensive income (loss)	(12,226)	4,713	(7,513)	5,892	(4,054)	1,838	13,117	(2,372)	10,745
Defined benefit pension and postretirement plan adjustments	257,414	(94,799)	162,615	(106,957)	40,109	(66,848)	(8,917)	3,344	(5,573)
Unrealized gain (loss) on derivative contracts	(302)	176	(126)	(2,837)	773	(2,064)	2,171	(787)	1,384
Unrealized loss on available-for-sale securities	(337)	126	(211)	(700)	263	(437)	(1,244)	466	(778)

Total other comprehensive income (loss)	78,062	(27,892)	50,170	(301,963)	108,643	(193,320)	(69,411)	28,288	(41,123)
Less: Other comprehensive loss attributable to noncontrolling interests	(1,267)	—	(1,267)	(7,309)	—	(7,309)	(772)	—	(772)

Other comprehensive income (loss) attributable to Fluor Corporation	$79,329	$(27,892)	$51,437	$(294,654)	$108,643	$(186,011)	$(68,639)	$28,288	$(40,351)

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The changes in AOCI balances by component (after-tax) for the year ended December 31, 2015 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net

Attributable to Fluor Corporation:
Balance as of December 31, 2014	$(119,416)	$(30,436)	$(325,145)	$(8,954)	$(261)	$(484,212)
Other comprehensive loss before reclassifications	(109,361)	(9,000)	(5,382)	(3,260)	(116)	(127,119)
Amount reclassified from AOCI	6,208	1,487	167,997	2,959	(95)	178,556

Net other comprehensive income (loss)	(103,153)	(7,513)	162,615	(301)	(211)	51,437

Balance as of December 31, 2015	$(222,569)	$(37,949)	$(162,530)	$(9,255)	$(472)	$(432,775)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2014	$1,328	$—	$—	$(685)	$—	$643
Other comprehensive loss before reclassifications	(1,442)	—	—	(101)	—	(1,543)
Amount reclassified from AOCI	—	—	—	276		276

Net other comprehensive income (loss)	(1,442)	—	—	175	—	(1,267)

Balance as of December 31, 2015	$(114)	$—	$—	$(510)	$—	$(624)

        The changes in AOCI balances by component (after-tax) for the year ended December 31, 2014 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net

Attributable to Fluor Corporation:
Balance as of December 31, 2013	$(164)	$(32,274)	$(258,297)	$(7,642)	$176	$(298,201)
Other comprehensive loss before reclassifications	(119,252)	(7,958)	(74,924)	(2,151)	(349)	(204,634)
Amount reclassified from AOCI	—	9,796	8,076	839	(88)	18,623

Net other comprehensive income (loss)	(119,252)	1,838	(66,848)	(1,312)	(437)	(186,011)

Balance as of December 31, 2014	$(119,416)	$(30,436)	$(325,145)	$(8,954)	$(261)	$(484,212)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2013	$7,885	$—	$—	$67	$—	$7,952
Other comprehensive loss before reclassifications	(6,557)	—	—	(795)	—	(7,352)
Amount reclassified from AOCI	—	—	—	43		43

Net other comprehensive loss	(6,557)	—	—	(752)	—	(7,309)

Balance as of December 31, 2014	$1,328	$—	$—	$(685)	$—	$643

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The changes in AOCI balances by component (after-tax) for the year ended December 31, 2013 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net

Attributable to Fluor Corporation:
Balance as of December 31, 2012	$45,899	$(43,019)	$(252,724)	$(8,960)	$954	$(257,850)
Other comprehensive income (loss) before reclassifications	(46,063)	10,745	(13,655)	(2,536)	(652)	(52,161)
Amount reclassified from AOCI	—	—	8,082	3,854	(126)	11,810

Net other comprehensive income (loss)	(46,063)	10,745	(5,573)	1,318	(778)	(40,351)

Balance as of December 31, 2013	$(164)	$(32,274)	$(258,297)	$(7,642)	$176	$(298,201)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2012	$8,723	$—	$—	$1	$—	$8,724
Other comprehensive income (loss) before reclassifications	(838)	—	—	62	—	(776)
Amount reclassified from AOCI	—	—	—	4		4

Net other comprehensive income (loss)	(838)	—	—	66	—	(772)

Balance as of December 31, 2013	$7,885	$—	$—	$67	$—	$7,952

        During 2015, 2014 and 2013, functional currency exchange rates for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statement of Earnings are as follows:

		Year Ended December 31,
	Location in Consolidated Statements of Earnings
(in thousands)		2015	2014	2013

Component of AOCI:
Foreign currency translation adjustment	Gain related to a partial sale of a subsidiary	$(9,932)	$—	$—
Income tax benefit	Income tax expense	3,724	—	—

Net of tax		$(6,208)	$—	$—

Ownership share of equity method investees' other comprehensive loss	Total cost of revenue	$(1,487)	$(15,662)	$—
Income tax benefit	Income tax expense	—	5,866	—

Net of tax		$(1,487)	$(9,796)	$—

Defined benefit pension plan adjustments	Various accounts(1)	$(268,795)	$(12,922)	$(12,931)
Income tax benefit	Income tax expense	100,798	4,846	4,849

Net of tax		$(167,997)	$(8,076)	$(8,082)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Total cost of revenue	$(3,490)	$255	$(4,502)
Interest rate contracts	Interest expense	(1,678)	(1,678)	(1,678)
Income tax benefit (net)	Income tax expense	1,933	541	2,322

Net of tax:		(3,235)	(882)	(3,858)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(276)	(43)	(4)

Net of tax and noncontrolling interests		$(2,959)	$(839)	$(3,854)

Unrealized gain on available-for-sale securities	Corporate general and administrative expense	$152	$140	$202
Income tax expense	Income tax expense	(57)	(52)	(76)

Net of tax		$95	$88	$126

(1)
Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue, corporate general and administrative expense and pension settlement charge.

    Recent Accounting Pronouncements

        New accounting pronouncements implemented by the company during 2015 or requiring implementation in future periods are discussed below or in the related notes, where appropriate.

        In the second quarter of 2015, the company adopted Accounting Standards Update ("ASU") 2015-08, "Pushdown Accounting: Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115," which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon acquisition. The adoption of ASU 2015-08 did not have an impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2015, the company adopted ASU 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures," which makes limited amendments to the guidance in ASC 860, "Transfers and Servicing," on accounting for certain repurchase agreements ("repos"). The ASU (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

than as sales with forward repurchase agreements); (2) eliminates accounting guidance on linked repurchase financing transactions; and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions and repurchase-to-maturity transactions) accounted for as secured borrowings. The adoption of ASU 2014-11 did not have a material impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2015, the company adopted ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components of an entity that represent a strategic shift that has or will have a major impact on an entity's operations or financial results. ASU 2014-08 also expands the scope of ASC 205-20, "Discontinued Operations," to disposals of equity method investments and acquired businesses held for sale. ASU 2014-08 applies to disposals that occur after December 31, 2014. For transactions that have been classified as discontinued operations for periods prior to the adoption of ASU 2014-08, the company will continue to present the operating results as discontinued operations in the Consolidated Statements of Earnings. The adoption of ASU 2014-08 did not have a material impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2015, the company adopted ASU 2014-05, "Service Concession Arrangements." This ASU clarifies that, unless certain circumstances are met, operating entities should not account for certain concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. The adoption of ASU 2014-05 did not have a material impact on the company's financial position, results of operations or cash flows.

        In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, "Financial Instruments — Overall — Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for a practicability exception. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Management does not expect the adoption of ASU 2016-01 to have a material impact on the company's financial position, results of operations or cash flows.

        In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This ASU requires entities to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent. ASU 2015-17 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. The company plans to adopt ASU 2015-17 during the first quarter of 2016. Management does not expect the adoption of ASU 2015-17 to have a material impact on the company's financial position, results of operations or cash flows.

        In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." This ASU requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Management does not expect the adoption of ASU 2015-16 to have a material impact on the company's financial position, results of operations or cash flows.

        In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)," which clarifies the presentation and measurement of debt issuance costs incurred in connection with line of credit arrangements. The SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement. ASU 2015-15 is effective upon adoption of ASU 2015-03. Management does not expect the adoption of ASU 2015-15 to have a material impact on the company's financial position, results of operations or cash flows.

        In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers — Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09, "Revenue from Contracts with Customers," outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting, how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price. The company will now be required to adopt ASU 2014-09 for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 can be applied either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating the impact of adopting ASU 2014-09 on the company's financial position, results of operations and cash flows.

        In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. Management does not expect the adoption of ASU 2015-05 to have a material impact on the company's financial position, results of operations or cash flows.

        In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU changes the presentation of debt issuance costs on the balance sheet by requiring entities to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. Management does not expect the adoption of ASU 2015-03 to have a material impact on the company's financial position, results of operations or cash flows.

        In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis." This ASU amends the consolidation guidance for VIEs and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Management does not expect the adoption of ASU 2015-02 to have a material impact on the company's financial position, results of operations or cash flows.

        In January 2015, the FASB issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." Under this ASU, an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. ASU 2015-01 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Upon adoption, the company may elect prospective or retrospective application. Management

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

does not expect the adoption of ASU 2015-01 to have a material impact on the company's financial position, results of operations or cash flows.

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

2.     Discontinued Operations

        During 2014, the company recorded an after-tax loss from discontinued operations of $205 million in connection with the reassessment of estimated loss contingencies related to the lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri, which the company sold in 1994. The tax effect associated with this loss was $112 million. During 2015, the company recorded an after-tax loss from discontinued operations of $6 million resulting from the settlement of lead exposure cases related to the divested lead business and the payment of legal fees incurred in connection with a pending indemnification action against the buyer of the lead business for these settlements and others. The tax effect associated with this loss was $3 million.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Consolidated Statement of Cash Flows

        The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows are comprised of:

	Year Ended December 31,
(in thousands)	2015	2014	2013

(Increase) decrease in:
Accounts and notes receivable, net	$190,141	$(336,109)	$(98,744)
Contract work in progress	80,742	50,570	101,158
Other current assets	(13,191)	28,482	102,417
Other assets	(62,396)	44,580	(26,204)
Increase (decrease) in:
Trade accounts payable	(57,317)	(153,515)	(274,418)
Advance billings on contracts	243,996	(63,594)	(29,043)
Accrued liabilities	(38,529)	31,697	(83,613)
Other liabilities	(39,550)	(10,972)	46,851

Increase (decrease) in cash due to changes in operating assets and liabilities	$303,896	$(408,861)	$(261,596)

Cash paid during the year for:
Interest	$40,585	$23,509	$22,585
Income taxes (net of refunds)	249,921	228,471	268,889

4.     Income Taxes

        The income tax expense (benefit) included in the Consolidated Statement of Earnings from continuing operations is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Current:
Federal	$22,465	$126,490	$200,608
Foreign	203,125	151,240	168,894
State and local	15,623	13,001	14,779

Total current	241,213	290,731	384,281

Deferred:
Federal	8,867	74,037	(29,873)
Foreign	(5,630)	(10,353)	2,054
State and local	1,438	(1,600)	(1,889)

Total deferred	4,675	62,084	(29,708)

Total income tax expense	$245,888	$352,815	$354,573

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of U.S. statutory federal income tax expense to income tax expense is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013

U.S. statutory federal tax expense	$254,293	$421,718	$412,159
Increase (decrease) in taxes resulting from:
State and local income taxes	11,518	7,670	7,802
Other permanent items, net	(5,828)	(9,378)	(17,517)
Noncontrolling interests	(21,873)	(47,822)	(54,359)
Foreign losses, net	55,796	27,660	(18,568)
Valuation allowance, net	(41,545)	(36,523)	15,305
Statute expirations and tax authority settlements	(7,827)	(19,331)	—
Other changes to unrecognized tax positions	491	5,574	9,261
Other, net	863	3,247	490

Total income tax expense	$245,888	$352,815	$354,573

        Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2015	2014

Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$124,300	$53,672
Employee time-off accrual	92,507	92,901
Project and non-project reserves	22,270	27,520
Accrual for discontinued operations	2,389	110,714
Workers' compensation insurance accruals	12,083	13,122
Revenue recognition	—	36,890
Net operating loss carryforward	184,475	236,138
Other comprehensive loss	258,618	288,494
Other	54,896	47,977

Total deferred tax assets	751,538	907,428
Valuation allowance for deferred tax assets	(167,360)	(208,905)

Deferred tax assets, net	$584,178	$698,523

Deferred tax liabilities:
Book basis of property, equipment and other capital costs in excess of tax basis	(45,611)	(53,750)
Residual U.S. tax on unremitted non-U.S. earnings	(95,823)	(85,669)
Revenue recognition	(17,518)	—
Other	(30,394)	(17,877)

Total deferred tax liabilities	(189,346)	(157,296)

Deferred tax assets, net of deferred tax liabilities	$394,832	$541,227

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The company had non-U.S. net operating loss carryforwards, related to various jurisdictions, of approximately $890 million as of December 31, 2015. Of the total losses, $840 million can be carried forward indefinitely and $50 million will begin to expire in various jurisdictions starting in 2016.

        The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowance for 2015 and 2014 is primarily due to the deferred tax assets established for certain net operating loss carryforwards and certain reserves on investments. The net decrease in the valuation allowance during 2015 was primarily due to realization of deferred tax assets as a result of utilization of net operating losses carryforwards in the current year.

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

        During 2015, the company reached a settlement on certain issues with the U.S. Internal Revenue Service ("IRS") for tax years 2004 - 2005 and concluded an audit with the IRS for tax years 2009 - 2011, which resulted in a net reduction in tax expense of $8 million. During 2014, the company concluded an audit with the IRS for tax years 2006 - 2008. This resulted in a net reduction in tax expense of $19 million.

        The unrecognized tax benefits as of December 31, 2015 and 2014 were $42 million and $34 million, of which $21 million and $25 million, if recognized, would have favorably impacted the effective tax rates at the end of 2015 and 2014, respectively. The company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

(in thousands)	2015	2014

Balance at beginning of year	$33,972	$54,054
Change in tax positions of prior years	18,860	6,727
Change in tax positions of current year	—	3,600
Reduction in tax positions for statute expirations	(539)	(2,275)
Reduction in tax positions for audit settlements	(10,090)	(28,134)

Balance at end of year	$42,203	$33,972

        The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The company had $8 million of accrued interest and penalties as of each December 31, 2015 and 2014.

        U.S. and foreign earnings from continuing operations before taxes are as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013

United States	$12,520	$332,497	$303,070
Foreign	714,032	872,412	874,529

Total	$726,552	$1,204,909	$1,177,599

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Earnings from continuing operations before taxes in the United States decreased in 2015 compared to 2014 primarily due to a pre-tax pension settlement charge of $240 million (discussed in Note 5 below). Earnings from continuing operations before taxes in foreign jurisdictions decreased in 2015 compared to 2014 primarily due to lower contributions from the mining and metals business line of the Industrial & Infrastructure segment. Earnings from continuing operations before taxes in the United States increased in 2014 compared to 2013 primarily due to higher contributions from the Oil & Gas segment. Earnings from continuing operations before taxes in foreign jurisdictions decreased modestly in 2014 compared to 2013 primarily due to lower contributions from the mining and metals business line of the Industrial & Infrastructure segment.

5.     Retirement Benefits

        The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees worldwide. Domestic and international defined contribution retirement plans are available to eligible salaried and craft employees. Contributions to defined contribution retirement plans are based on a percentage of the employee's eligible compensation. The company recognized expense of $146 million, $150 million and $151 million associated with contributions to its defined contribution retirement plans during 2015, 2014 and 2013, respectively. Certain defined benefit pension plans are available to eligible international salaried employees. A defined benefit pension plan was previously available to U.S. salaried and craft employees; however, the U.S. defined benefit pension plan (the "U.S. plan") was terminated on December 31, 2014 (see further discussion below). Contributions to defined benefit pension plans are at least the minimum amounts required by applicable regulations. Benefit payments under these plans are generally based upon length of service and/or a percentage of qualifying compensation.

        The company's Board of Directors previously approved amendments to freeze the accrual of future service-related benefits for salaried participants of the U.S. plan as of December 31, 2011 and craft participants of the U.S. plan as of December 31, 2013. During the fourth quarter of 2014, the company's Board of Directors approved an amendment to terminate the U.S. plan effective December 31, 2014. In December 2015, the company settled the remaining obligations associated with the U.S. plan. Plan participants received vested benefits from the plan assets by electing either a lump-sum distribution, roll-over contribution to other defined contribution or individual retirement plans, or an annuity contract with a third-party provider. As a result of the settlement, the company was relieved of any further obligation. During 2015, the company recorded a pension settlement charge of $251 million, of which $11 million was reimbursable and included in "Total cost of revenue" and $240 million was recorded as "Pension settlement charge" in the Consolidated Statement of Earnings. The settlement charge consisted primarily of unrecognized actuarial losses included in AOCI. The settlement of the plan obligations did not have a material impact on the company's cash position.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans included the following components:

	U.S. Pension Plan			Non-U.S. Pension Plans
	Year Ended December 31,			Year Ended December 31,
(in thousands)	2015	2014	2013	2015	2014	2013

Service cost	$6,800	$3,800	$6,453	$20,517	$16,217	$15,390
Interest cost	16,116	31,675	29,100	26,511	34,536	32,176
Expected return on assets	(19,711)	(30,105)	(30,975)	(49,066)	(48,077)	(46,420)
Amortization of prior service cost/(credits)	867	750	103	(814)	—	—
Recognized net actuarial loss	9,714	4,435	6,039	7,681	7,738	6,788
Loss on settlement/(gain on curtailment)	250,946	—	(309)	390	—	—

Net periodic pension expense	$264,732	$10,555	$10,411	$5,219	$10,414	$7,934

        The ranges of assumptions indicated below cover defined benefit pension plans in the United States, the Netherlands, the United Kingdom, Australia and the Philippines and are based on the economic environment in each host country at the end of each respective annual reporting period. The discount rate for the U.S. plan was determined based on assumptions which reflected the intended settlement of the plan in 2015. Benefits that were assumed to be settled as lump-sum payments to plan participants were estimated using interest rates prescribed by law. Benefits that were assumed to be settled through an annuity purchase were estimated using a blend of U.S. Treasury and high-quality corporate bond discount rates. The discount rates for the non-U.S. defined benefit pension plans were determined primarily based on a hypothetical yield curve developed from the yields on high quality corporate and government bonds with durations consistent with the pension obligations in those countries. The expected long-term rate of return on asset assumptions utilizing historical returns, correlations and investment manager forecasts are established for each major asset category including public U.S. and international equities, U.S. private equities and debt securities.

	U.S. Pension Plan			Non-U.S. Pension Plans
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013

For determining projected benefit obligation at year-end:
Discount rates	N/A	1.95%	4.95%	2.35-5.50%	2.20-5.00%	3.55-5.50%
Rates of increase in compensation levels	N/A	N/A	N/A	2.25-7.00%	2.25-8.00%	2.25-9.00%
For determining net periodic cost for the year:
Discount rates	1.95%	4.95%	4.05%	2.20-5.00%	3.55-5.00%	3.60-6.00%
Rates of increase in compensation levels	N/A	N/A	N/A	2.25-8.00%	2.25-9.00%	2.25-9.00%
Expected long-term rates of return on assets	2.95%	4.55%	4.25%	4.90-7.00%	4.75-7.00%	5.00-7.00%

        The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, the company expects to contribute up to $15 million to international plans in 2016, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities for the non-U.S. plans would increase by approximately $48 million.

        The following table sets forth the target allocations and the weighted average actual allocations of plan assets:

		U.S. Plan Assets December 31,			Non-U.S. Plan Assets December 31,

	Target Allocation	2015	2014	Target Allocation	2015	2014

Asset category:
Debt securities	95% - 100%	N/A	93%	65% - 75%	70%	71%
Equity securities	0% - 5%	N/A	2%	20% - 30%	27%	25%
Other	0% - 5%	N/A	5%	0% - 10%	3%	4%

Total		N/A	100%		100%	100%

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

        Plan assets included investments in common or collective trusts, which offer efficient access to diversified investments across various asset categories. The estimated fair value of the investments in the common or collective trusts represents the net asset value of the shares or units of such funds as determined by the issuer. A redemption notice period of no more than 30 days is required for the plans to redeem certain investments in common or collective trusts. At the present time, there are no other restrictions on how the plans may redeem their investments.

        Debt securities are comprised of corporate bonds, government securities and common or collective trusts, with underlying investments in corporate bonds, government and asset backed securities and interest rate swaps. Corporate bonds primarily consist of investment-grade rated bonds and notes, of which no significant concentration exists in any one rating category or industry. Government securities include international government bonds, some of which are inflation-indexed. Corporate bonds and government securities are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets. As of December 31, 2014, debt securities held by the U.S. plan consisted entirely of common or collective trusts, with underlying investments in corporate bonds and government securities.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Equity securities are diversified across various industries and are comprised of common stocks of international companies as well as common or collective trusts with underlying investments in common and preferred stocks. Publicly traded corporate equity securities are valued based on the last trade or official close of an active market or exchange on the last business day of the plan's year. Securities not traded on the last business day are valued at the last reported bid price. As of both December 31, 2015 and 2014, direct investments in equity securities, excluding common or collective trusts, were concentrated primarily in international securities held by the company's non-U.S. pension plans.

        The U.S. plan held investments in limited partnerships as of December 31, 2014. Limited partnerships were valued at the plan's proportionate share of the estimated fair value of the underlying net assets as determined by the general partners. The limited partnerships were classified as Level 3 investments, as defined below. In anticipation of the plan settlement, the company purchased $10 million in investments in limited partnerships from the U.S. plan during the third quarter of 2015, as allowed under a prohibited transaction exemption with the U.S. Department of Labor. The purchase price approximated the fair value of the investments as of September 30, 2015. The company's investments in the limited partnerships are accounted for as cost method investments.

        Other is primarily comprised of common or collective trusts, short-term investment funds and foreign currency contracts. Common or collective trusts hold underlying investments in commodities, foreign currency contracts and real estate (2014 only). Common or collective trusts with underlying investments in real estate were classified as Level 3 investments as of December 31, 2014 and subsequently sold during 2015. The estimated fair value of foreign currency contracts is determined from broker quotes.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the plan assets and liabilities of the company's U.S. and non-U.S. defined benefit pension plans that are measured at fair value on a recurring basis as of December 31, 2015 and 2014:

U.S. Pension Plan

	December 31, 2015				December 31, 2014
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Equity securities:
Common stock	$—	$—	$—	$—	$19	$19	$—	$—
Limited Partnerships	—	—	—	—	12,393	—	—	12,393
Debt securities:
Common or collective trusts	—	—	—	—	698,193	—	698,193	—
Other:
Common or collective trusts — money market funds	—	—	—	—	40,640	—	40,640	—

Plan assets measured at fair value, net	$—	$—	$—	$—	$751,245	$19	$738,833	$12,393
Plan assets not measured at fair value, net	—				23

Total plan assets, net	$—				$751,268

Non-U.S. Pension Plans

	December 31, 2015				December 31, 2014
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Equity securities:
Common stock	$2,150	$2,150	$—	$—	$54,890	$54,890	$—	$—
Common or collective trusts	242,028	—	242,028	—	200,701	—	200,701	—
Debt securities:
Common or collective trusts	318,103	—	318,103	—	378,569	—	378,569	—
Corporate bonds	147,559	—	147,559	—	149,152	—	149,152	—
Government securities	169,433	—	169,433	—	195,305	—	195,305	—
Other:
Common or collective trusts	29,265	—	29,265	—	37,092	—	30,441	6,651
Other assets	16,489	—	16,489	—	13,006	—	13,006	—
Liabilities:
Foreign currency contracts and other	(19,211)	—	(19,211)	—	(11,038)	—	(11,038)	—

Plan assets measured at fair value, net	$905,816	$2,150	$903,666	$—	$1,017,677	$54,890	$956,136	$6,651
Plan assets not measured at fair value, net	14,661				14,456

Total plan assets, net	$920,477				$1,032,133

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	U.S. Pension Plan		Non-U.S. Pension Plans
(in thousands)	2015	2014	2015	2014

Balance at beginning of year	$12,393	$17,546	$$6,651	$7,742
Actual return on plan assets:
Assets still held at reporting date	—	(2,454)	—	(886)
Assets sold during the period	136	124	(344)	3
Purchases	—	—	—	—
Sales	(12,529)	(2,823)	(6,307)	(208)
Settlements	—	—	—	—

Balance at end of year	$—	$12,393	$—	$6,651

        The following table presents expected benefit payments for the non-U.S. defined benefit pension plans:

(in thousands)	Non-U.S. Pension Plans

Year Ended December 31,
2016	$30,892
2017	31,897
2018	32,511
2019	34,491
2020	36,390
2021 — 2025	193,659

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Measurement dates for the company's U.S. and non-U.S. defined benefit pension plans are December 31. The following table sets forth the change in projected benefit obligation, plan assets and funded status of the U.S. and non-U.S. plans:

	U.S. Pension Plan		Non-U.S. Pension Plans
	December 31,		December 31,
(in thousands)	2015	2014	2015	2014

Change in projected benefit obligation
Benefit obligation at beginning of year	$815,368	$686,977	$1,005,138	$908,530
Service cost	6,800	3,800	20,517	16,217
Interest cost	16,116	31,675	26,511	34,536
Employee contributions	—	—	—	4,448
Currency translation	—	—	(76,801)	(110,188)
Actuarial (gain) loss	(40,050)	146,643	(32,104)	196,021
Plan amendments	—	2,236	—	(17,921)
Benefits paid	(22,068)	(52,199)	(31,711)	(26,505)
Settlements	(768,185)	—	—	—
Other	(7,981)	(3,764)	—	—

Projected benefit obligation at end of year	—	815,368	911,550	1,005,138

Change in plan assets
Plan assets at beginning of year	751,268	708,730	1,032,133	945,837
Actual return on plan assets	(8,034)	62,501	(8,349)	191,929
Company contributions	55,000	36,000	3,446	26,816
Employee contributions	—	—	—	4,448
Currency translation	—	—	(75,042)	(110,392)
Benefits paid	(22,068)	(52,199)	(31,711)	(26,505)
Settlements	(768,185)	—	—	—
Other	(7,981)	(3,764)	—	—

Plan assets at end of year	—	751,268	920,477	1,032,133

Funded Status — (Under)/overfunded	$—	$(64,100)	$8,927	$26,995

Amounts recognized in the Consolidated Balance Sheet
Pension assets included in other assets	$—	$—	$84,328	$82,820
Pension liabilities included in noncurrent liabilities	—	(64,100)	(75,401)	(55,825)
Accumulated other comprehensive loss (pre-tax)	$—	$273,832	$247,541	$250,399

        During 2016, approximately $8 million of the amount of accumulated other comprehensive loss shown above is expected to be recognized as components of net periodic pension expense for the non-U.S. plans.

        For the defined benefit pension plans in the Netherlands and the Philippines, the projected benefit obligations exceeded the plan assets. In the aggregate, these plans had projected benefit obligations of $580 million and plan assets with a fair value of $505 million.

        The total accumulated benefit obligation for the non-U.S. plans as of December 31, 2015 was $863 million. The total accumulated benefit obligation for the U.S. and non-U.S. plans as of December 31, 2014 was $815 million and $937 million, respectively. The accumulated benefit obligation exceeded plan assets for the Netherlands plan as of December 31, 2015. Plan assets exceeded the accumulated benefit obligation for each of the other non-U.S plans as of December 31, 2015. The accumulated benefit

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligation exceeded plan assets for the U.S. plan as of December 31, 2014. Plan assets exceeded the accumulated benefit obligation for each of the company's non-U.S plans as of December 31, 2014.

        In addition to the company's U.S. defined benefit pension plan, the company and certain of its subsidiaries provide health care and life insurance benefits for certain retired U.S. employees. The health care and life insurance plans are generally contributory, with retiree contributions adjusted annually. The accumulated postretirement benefit obligation as of December 31, 2015 and 2014 was determined in accordance with the current terms of the company's health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 7.25% in 2016 down to 5% in 2025 and beyond. The effect of a one percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation and interest cost by approximately $0.3 million and less than $0.1 million, respectively. The effect of a one percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and interest cost by approximately $0.2 million and less than $0.1 million, respectively.

        Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Service cost	$—	$—	$—
Interest cost	335	388	351
Expected return on assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial loss	40	151	341

Net periodic postretirement benefit cost	$375	$539	$692

        The following table sets forth the change in the accumulated postretirement benefit obligation:

	Year Ended December 31,
(in thousands)	2015	2014

Change in accumulated postretirement benefit obligation
Benefit obligation at beginning of year	$11,310	$12,629
Service cost	—	—
Interest cost	335	388
Employee contributions	543	356
Actuarial (gain) loss	(1,722)	(252)
Benefits paid	(1,735)	(1,811)

Benefit obligation at end of year	$8,731	$11,310

Funded status — (Under)/overfunded	$(8,731)	$(11,310)

        Unrecognized net actuarial gains totaling $1 million as of December 31, 2015 and unrecognized net actuarial losses totaling $1 million as of December 31, 2014 were classified in accumulated other comprehensive loss. The accumulated postretirement benefit obligation classified in current liabilities was approximately $2 million as of both December 31, 2015 and 2014. The remaining balance of the accumulated postretirement benefit obligation was classified in noncurrent liabilities for both years.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The discount rate used in determining the accumulated postretirement benefit obligation was 3.45% as of December 31, 2015 and 3.25% as of December 31, 2014. The discount rate used for the accumulated postretirement obligation was determined by discounting the expected future benefit payments using yields based on a portfolio of high quality corporate bonds having maturities that are consistent with the expected timing of future payments to plan participants. Benefit payments, as offset by retiree contributions, are not expected to change significantly in the future.

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy ("DOE") because the company is not responsible for the current or future funded status of these plans.

        In addition to the company's defined benefit pension plans discussed above, the company participates in multiemployer pension plans for its union construction and maintenance craft employees. Contributions are based on the hours worked by employees covered under various collective bargaining agreements. Company contributions to these multiemployer pension plans were $22 million, $23 million and $19 million during 2015, 2014 and 2013, respectively. The company does not have any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants. None of these multiemployer pension plans are individually significant to the company.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents(1)	$19,161	$19,161	$—	$—	$14,419	$14,419	$—	$—
Marketable securities, current(2)	87,763	—	87,763	—	80,706	—	80,706	—
Deferred compensation trusts(3)	60,003	60,003	—	—	94,893	94,893	—	—
Marketable securities, noncurrent(4)	220,634	—	220,634	—	343,644	—	343,644	—
Derivative assets(5)
Commodity contracts	341	—	341	—	561	—	561	—
Foreign currency contracts	8,439	—	8,439	—	180	—	180	—
Liabilities:
Derivative liabilities(5)
Commodity contracts	$2,510	$—	$2,510	$—	$2,290	$—	$2,290	$—
Foreign currency contracts	14,138	—	14,138	—	4,392	—	4,392	—

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

        All of the company's financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of December 31, 2015: money market funds of $19 million, U.S. agency securities of $18 million, U.S. Treasury securities of $102 million and corporate debt securities of $189 million. As of December 31, 2014, available-for-sale securities consisted of money market funds of $14 million, U.S. agency securities of $73 million, U.S. Treasury securities of $107 million and corporate debt securities of $245 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During 2015, 2014 and 2013, proceeds from sales and maturities of available-for-sale securities were $336 million, $274 million and $346 million, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In addition to assets and liabilities that are measured at fair value on a recurring basis, the company is required to measure certain assets and liabilities at fair value on a nonrecurring basis. See Note 17 for further discussion of a nonrecurring fair value measurement related to a partial sale of a subsidiary.

        The carrying values and estimated fair values of the company's financial instruments that are not required to be measured at fair value in the Consolidated Balance Sheet are as follows:

		December 31, 2015		December 31, 2014
	Fair Value Hierarchy
(in thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash(1)	Level 1	$1,073,756	$1,073,756	$1,224,834	$1,224,834
Cash equivalents(2)	Level 2	856,969	856,969	753,872	753,872
Marketable securities, current(3)	Level 2	109,329	109,329	24,425	24,425
Notes receivable, including noncurrent portion(4)	Level 3	19,182	19,182	19,284	19,284
Liabilities:
3.375% Senior Notes(5)	Level 2	$497,486	$506,466	$497,045	$510,465
3.5% Senior Notes(5)	Level 2	495,178	499,402	494,640	498,914
1.5% Convertible Senior Notes(5)	Level 2	—	—	18,324	40,826
Other borrowings(6)	Level 2	—	—	10,418	10,418

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

7.     Derivatives and Hedging

        As of December 31, 2015, the company had total gross notional amounts of $793 million of foreign currency contracts and $9 million of commodity contracts outstanding relating to engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. The foreign currency contracts are of varying duration, none of which extend beyond December 2019. The commodity contracts are of varying duration, none of which extend beyond

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the years ended December 31, 2015, 2014 and 2013.

        The fair values of derivatives designated as hedging instruments under ASC 815 as of December 31, 2015 and 2014 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	December 31, 2015	December 31, 2014	Balance Sheet Location	December 31, 2015	December 31, 2014

Commodity contracts	Other current assets	$326	$365	Other accrued liabilities	$2,195	$1,362
Foreign currency contracts	Other current assets	6,865	128	Other accrued liabilities	12,381	3,721
Commodity contracts	Other assets	15	196	Noncurrent liabilities	315	928
Foreign currency contracts	Other assets	1,574	52	Noncurrent liabilities	1,757	671

Total		$8,780	$741		$16,648	$6,682

        The pre-tax net gains (losses) recognized in earnings associated with the hedging instruments designated as fair value hedges for the years ended December 31, 2015, 2014 and 2013 were as follows:

Fair Value Hedges (in thousands)	Location of Gain (Loss)	2015	2014	2013

Foreign currency contracts	Corporate general and administrative expense	$(5,191)	$(3,322)	$2,885

        The pre-tax amount of gain (loss) recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the amount of gain (loss) recognized in earnings on the hedged items in the same locations in the Consolidated Statement of Earnings.

        The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges for the years ended December 31, 2015, 2014 and 2013 was as follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI				After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
Cash Flow Hedges (in thousands)	2015	2014	2013	Location of Gain (Loss)	2015	2014	2013

Commodity contracts	$(728)	$(881)	$265	Total cost of revenue	$(385)	$(59)	$50
Foreign currency contracts	(2,532)	(1,270)	(2,801)	Total cost of revenue	(1,525)	269	(2,855)
Interest rate contracts	—	—	—	Interest expense	(1,049)	(1,049)	(1,049)

Total	$(3,260)	$(2,151)	$(2,536)		$(2,959)	$(839)	$(3,854)

8.     Financing Arrangements

        As of December 31, 2015, the company had a combination of committed and uncommitted lines of credit that totaled $5.8 billion. These lines may be used for revolving loans and letters of credit. The committed lines of credit consist of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in May 2019. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of $750 million for the company's subsidiaries. Borrowings under both facilities bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Letters of credit are provided in the ordinary course of business primarily to indemnify the company's clients if the company fails to perform its obligations under its contracts. As of December 31, 2015, letters of credit and borrowings totaling $1.7 billion were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

        Consolidated debt consisted of the following:

	December 31,
(in thousands)	2015	2014

Current:
1.5% Convertible Senior Notes	$—	$18,324
Other borrowings	—	10,418
Long-Term:
3.375% Senior Notes	$497,486	$497,045
3.5% Senior Notes	495,178	494,640

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

        In February 2004, the company issued $330 million of 1.5% Convertible Senior Notes (the "2004 Notes") due February 15, 2024 and received proceeds of $323 million, net of underwriting discounts. In December 2004, the company irrevocably elected to pay the principal amount of the 2004 Notes in cash. The 2004 Notes were convertible if a specified trading price of the company's common stock (the "trigger price") was achieved and maintained for a specified period. The trigger price condition was satisfied during the year ended December 31, 2014, and the 2004 Notes were therefore classified as short-term debt as of December 31, 2014. During 2014, holders converted less than $0.1 million of the 2004 Notes in exchange for the principal balance owed in cash plus 1,750 shares of the company's common stock. During the first half of 2015, holders converted $8 million of the 2004 Notes in exchange for the principal balance owed in cash plus 167,674 shares of the company's common stock at a conversion rate of 37.0997 shares per each $1,000 principal amount of the 2004 Notes. On May 7, 2015, the company redeemed the remaining $10 million of outstanding 2004 Notes at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest up to (but excluding) May 7, 2015.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2013, the company established a short-term credit facility to purchase land and construction equipment associated with the equipment operations in the Global Services segment. Outstanding borrowings under the facility were $10 million as of December 31, 2014. All borrowings under the facility were repaid during 2015; therefore, no borrowings were outstanding under the credit facility as of December 31, 2015.

        As of December 31, 2015, the company was in compliance with all of the financial covenants related to its debt agreements.

9.     Other Noncurrent Liabilities

        The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The deferrals can earn either market-based fixed or variable rates of return, at the option of the participants. As of December 31, 2015 and 2014, $372 million and $428 million, respectively, of obligations related to these plans were included in noncurrent liabilities. To fund these obligations, the company has established non-qualified trusts, which are classified as noncurrent assets. These trusts primarily hold company-owned life insurance policies, reported at cash surrender value, and marketable equity securities, reported at fair value. These trusts were valued at $361 million and $405 million as of December 31, 2015 and 2014, respectively. Periodic changes in value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to obligations included in noncurrent liabilities which are also reflected in earnings.

        The company maintains appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities included $26 million and $27 million as of December 31, 2015 and 2014, respectively, relating to these liabilities. For certain professional liability risks the company's retention amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported because there is insufficient claims history or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.

10.   Stock-Based Plans

        The company's executive stock-based plans provide for grants of nonqualified or incentive stock options, restricted stock awards or units, stock appreciation rights and performance-based Value Driver Incentive ("VDI") units. All executive stock-based plans are administered by the Organization and Compensation Committee of the Board of Directors ("Committee") comprised of outside directors, none of whom are eligible to participate in the executive plans. Recorded compensation cost for stock-based payment arrangements, which is generally recognized on a straight-line basis, totaled $36 million, $45 million and $54 million for the years ended December 31, 2015, 2014 and 2013, respectively, net of recognized tax benefits of $21 million, $27 million and $32 million for the years ended 2015, 2014 and 2013, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes restricted stock, restricted stock unit and stock option activity:

	Restricted Stock or Restricted Stock Units		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share

Outstanding as of December 31, 2012	1,070,176	$51.96	3,233,025	$53.64

Granted	482,959	61.62	884,574	61.45
Expired or canceled	(11,104)	62.35	(15,607)	65.46
Vested/exercised	(564,265)	50.65	(1,137,285)	46.53

Outstanding as of December 31, 2013	977,766	$57.36	2,964,707	$58.63

Granted	370,014	79.06	684,486	79.19
Expired or canceled	(30,032)	69.17	(58,215)	73.33
Vested/exercised	(449,227)	57.08	(417,970)	57.67

Outstanding as of December 31, 2014	868,521	$66.35	3,173,008	$62.92

Granted	556,323	58.85	963,288	59.05
Expired or canceled	(30,484)	64.74	(118,356)	63.60
Vested/exercised	(456,052)	62.92	(46,414)	38.25

Outstanding as of December 31, 2015	938,308	$63.62	3,971,526	$62.25

Options exercisable as of December 31, 2015			2,331,002	$60.53

Remaining unvested options outstanding and expected to vest			1,591,308	$64.70

        As of December 31, 2015, there were a maximum of 8,813,005 shares available for future grant under the company's various stock-based plans. Shares available for future grant included shares which may be granted by the Committee as either stock options, on a share-for-share basis, or restricted stock awards, restricted stock units and VDI units on the basis of one share for each 2.25 available shares.

        Restricted stock units and restricted shares issued under the plans provide that shares awarded may not be sold or otherwise transferred until service-based restrictions have lapsed and any performance objectives have been attained as established by the Committee. Restricted stock units are rights to receive shares subject to certain service and performance conditions as established by the Committee. Generally, upon termination of employment, restricted stock units and restricted shares which have not vested are forfeited. For the company's executives, the restricted units granted in 2015, 2014 and 2013 generally vest ratably over three years. For the company's directors, the restricted units and shares granted in 2015, 2014 and 2013 vest or vested on the first anniversary of the grant. For the years 2015, 2014 and 2013, recognized compensation expense of $31 million, $31 million and $28 million, respectively, is included in corporate general and administrative expense related to restricted stock awards and units. The fair value of restricted stock that vested during 2015, 2014 and 2013 was $26 million, $35 million and $36 million, respectively. The balance of unamortized restricted stock expense as of December 31, 2015 was $15 million, which is expected to be recognized over a weighted-average period of 1.3 years.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Option grant amounts and award dates are established by the Committee. Option grant prices are the fair value of the company's common stock at such date of grant. Options normally extend for 10 years and become exercisable over a vesting period determined by the Committee. The options granted in 2015, 2014 and 2013 vest ratably over three years. The aggregate intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during 2015, 2014 and 2013 was $1 million, $8 million and $29 million, respectively. The balance of unamortized stock option expense as of December 31, 2015 was $6 million, which is expected to be recognized over a weighted-average period of 1.2 years. Expense associated with stock options for the years ended December 31, 2015, 2014 and 2013, which is included in corporate general and administrative expense in the accompanying Consolidated Statement of Earnings, totaled $15 million, $17 million and $15 million, respectively.

        The fair value of options on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	December 31,
	2015	2014

Weighted average grant date fair value	$16.72	$23.04
Expected life of options (in years)	5.9	5.8
Risk-free interest rate	1.7%	1.8%
Expected volatility	32.1%	31.6%
Expected annual dividend per share	$0.84	$0.84

        The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility.

        Information related to options outstanding as of December 31, 2015 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share

$30.46 - $41.77	152,128	3.2	$30.46	152,128	3.2	$30.46
$42.11 - $62.50	2,595,955	7.1	58.20	1,381,995	5.7	56.95
$68.36 - $80.12	1,223,443	6.3	74.81	796,879	5.3	72.47

	3,971,526	6.7	$62.25	2,331,002	5.4	$60.53

        As of December 31, 2015, options outstanding and options exercisable both had an aggregate intrinsic value of approximately $4 million.

        Performance-based VDI units issued under the plans are based on target award values. The number of units awarded is determined by dividing the applicable target award value by the closing price of the company's common stock on the date of grant. The number of units is adjusted at the end of each performance period based on the achievement of certain performance criteria. The VDI awards granted in 2015, 2014 and 2013 vest after a period of approximately three years. The VDI awards granted in 2015 can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718. The VDI awards granted in 2014 and 2013 may be settled in cash, based on the closing price of the company's common stock on the vesting date, or company stock. In accordance with ASC 718, the awards granted in 2014 and 2013 are classified as liabilities and remeasured at fair value at the end of each reporting period until the awards are settled. Compensation expense of $11 million, $24 million and $43 million related to all VDI units is included in corporate general and administrative expense in 2015, 2014 and 2013, respectively, of which $14 million was paid in 2015. The balance of unamortized compensation expense

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with VDI units as of December 31, 2015 was $11 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

        The calculations of the basic and diluted EPS for the years ended December 31, 2015, 2014 and 2013 under the treasury stock method are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013

Amounts attributable to Fluor Corporation:
Earnings from continuing operations	$418,170	$715,460	$667,711
Loss from discontinued operations, net of taxes	(5,658)	(204,551)	—

Net earnings	$412,512	$510,909	$667,711

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	144,805	157,487	162,566
Earnings from continuing operations	$2.89	$4.54	$4.11
Loss from discontinued operations, net of taxes	(0.04)	(1.30)	—

Net earnings	$2.85	$3.24	$4.11

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	144,805	157,487	162,566
Diluted effect:
Employee stock options, restricted stock units and shares and VDI units	1,827	1,719	1,383
Conversion equivalent of dilutive convertible debt	90	410	405

Weighted average diluted shares outstanding	146,722	159,616	164,354
Earnings from continuing operations	$2.85	$4.48	$4.06
Loss from discontinued operations, net of taxes	(0.04)	(1.28)	—

Net earnings	$2.81	$3.20	$4.06

Anti-dilutive securities not included above	3,408	769	1,436

        During the years ended December 31, 2015, 2014 and 2013, the company repurchased and canceled 10,104,988; 13,331,402; and 2,591,557 shares of its common stock, respectively, under its stock repurchase program for $510 million, $906 million, and $200 million, respectively.

12.   Lease Obligations

        Net rental expense amounted to approximately $169 million, $218 million and $206 million in the years ended December 31, 2015, 2014 and 2013, respectively. The company's lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

personal property. Net rental expense in 2015 was lower compared to 2014, primarily due to a decrease in rental equipment and facilities required to support project execution activities in the mining and metals business line of the Industrial & Infrastructure segment as well as the Oil & Gas and Government segments. Net rental expense in 2014 was higher compared to 2013, primarily due to an increase in rental equipment required to support project execution activities in the Oil & Gas segment.

        The company's obligations for minimum rentals under non-cancelable operating leases are as follows:

Year Ended December 31,	(in thousands)

2016	$64,300
2017	51,100
2018	35,700
2019	28,900
2020	24,600
Thereafter	75,600

        In November 2015, the company sold two office buildings located in California and subsequently entered into a twelve year lease with the purchaser. The resulting gain on the sale of the property was approximately $58 million, of which $7 million was recognized during the fourth quarter of 2015 and included in corporate general and administrative expense in the Consolidated Statement of Earnings. The remaining gain of approximately $51 million was deferred and will be amortized over the life of the lease on a straight-line basis.

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

        As required by ASC 810-10-45, the company has separately disclosed on the face of the Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the years ended December 31, 2015, 2014 and 2013, net earnings attributable to noncontrolling interests were $62 million, $137 million and $155 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in all periods presented. Distributions paid to noncontrolling interests were $59 million, $138 million and $125 million for the years ended December 31, 2015, 2014 and 2013, respectively. Capital contributions by noncontrolling interests were $5 million, $3 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

14.   Contingencies and Commitments

        The company and certain of its subsidiaries are subject to litigation, claims, performance guarantees, and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters may be significant, the company currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2015, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters:

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

Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $19.3 billion as of December 31, 2015. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of December 31, 2015 and 2014 in accordance with ASC 460, "Guarantees," and the carrying value of the liability was not material.

        Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.

Other Matters

        The company has made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. As

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of December 31, 2015 and 2014, the company had recorded $30 million and $21 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract work in progress. Additional costs are expected to be incurred in future periods. The company believes the ultimate recovery of incurred and future costs related to these claims is probable in accordance with ASC 605-35-25.

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

        In August 2015, the company entered into an agreement to form COOEC Fluor Heavy Industries Co., Ltd. ("CFHI"), a joint venture in which the company will have a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, will have a 51% ownership interest. Through CFHI, the two companies will own, operate and manage the Zhuhai Fabrication Yard in China's Guangdong province. Under the agreement, the company has committed to make an initial cash investment of $350 million after all necessary approvals are received, which is targeted for early 2016, with a $140 million additional investment targeted for the third quarter of 2016.

15.   Partnerships and Joint Ventures

        In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Receivables related to work performed for unconsolidated partnerships and joint ventures included in "Accounts and notes receivable, net" in the Consolidated Balance Sheet were $132 million and $113 million as of December 31, 2015 and 2014, respectively.

        For unconsolidated partnerships and joint ventures in the construction industry, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company's investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $292 million and $172 million for the years ended December 31, 2015 and 2014, respectively, and were classified under "Investments" and "Other accrued liabilities" in the Consolidated Balance Sheet. The following is a summary of aggregate, unaudited balance sheet data for these unconsolidated partnerships and joint ventures where the company's investment is presented as a one-line equity method investment: As of December 31, 2015, current assets of $3.2 billion, noncurrent assets of $444 million, current liabilities of $2.5 billion and noncurrent liabilities of $445 million; as of December 31, 2014, current assets of $2.8 billion, noncurrent assets of $716 million, current liabilities of $2.4 billion and noncurrent

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities of $741 million. Additionally, the following is a summary of aggregate, unaudited income statement data for unconsolidated partnerships and joint ventures where the equity method of accounting is used to recognize the company's share of net earnings or losses of investees: Revenue of $961 million, $879 million and $778 million for 2015, 2014 and 2013, respectively; cost of revenue of $926 million, $822 million and $796 million for 2015, 2014 and 2013, respectively; net earnings of $14 million for 2015, net loss of $8 million for 2014 and net loss of $69 million for 2013.

        In accordance with ASC 810, "Consolidation," the company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a VIE. The company considers a partnership or joint venture a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the partnership or joint venture is a VIE. The majority of the company's partnerships and joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support.

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

        The net carrying value of the unconsolidated VIEs classified under "Investments" and "Other accrued liabilities" in the Consolidated Balance Sheet was a net asset of $208 million and $107 million as of December 31, 2015 and 2014, respectively. Some of the company's VIEs have debt; however, such debt is typically non-recourse in nature. The company's maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of December 31, 2015 for the unconsolidated VIEs were $15 million.

        In some cases, the company is required to consolidate certain VIEs. As of December 31, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $863 million and $443 million, respectively. As of December 31, 2014, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $891 million and $442 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interstate 95 High-Occupancy Toll ("HOT") Lanes Project

        In August 2012, the company was awarded the $925 million Interstate 95 HOT Lanes Project in Virginia through a public-private partnership between the Virginia Department of Transportation ("VDOT") and 95 Express Lanes, LLC, a joint venture in which the company had a 10 percent interest and Transurban (USA) Inc. had a 90 percent interest. In 2014, the company sold its interest in 95 Express Lanes, LLC to Transurban (USA) Inc. The company previously accounted for its ownership interest in 95 Express Lanes, LLC under the equity method of accounting.

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

        The construction of the improvements and HOT lanes is being performed by a construction joint venture in which the company has a 65 percent interest and Lane Construction has a 35 percent interest ("Fluor-Lane 95"). The company has evaluated its interest in Fluor-Lane 95 and has determined that it is the primary beneficiary. Accordingly, the company consolidates the accounts of Fluor-Lane 95. The company's results of operations included revenue of $84 million and $268 million from 95 Express Lanes, LLC during the 2014 and 2013 periods in which the company had an equity interest in 95 Express Lanes, LLC. As of December 31, 2015, the company's financial statements included assets of $49 million and liabilities of $26 million for Fluor-Lane 95. As of December 31, 2014, the company's financial statements included assets of $82 million and liabilities of $64 million for Fluor-Lane 95.

Eagle P3 Commuter Rail Project

        In August 2010, the company was awarded its $1.7 billion share of the Eagle P3 Commuter Rail Project in the Denver metropolitan area. The project is a public-private partnership between the Regional Transportation District in Denver, Colorado ("RTD") and Denver Transit Partners ("DTP"), a wholly-owned subsidiary of Denver Transit Holdings LLC ("DTH"), a joint venture in which the company has a 10 percent interest, with two additional partners each owning a 45 percent interest. Under the agreement, RTD owns and oversees the addition of railways, facilities and rolling stock for three new commuter and light rail corridors in the Denver metropolitan area. RTD is funding the construction of the railways and facilities through the issuance of $398 million of private activity bonds, as well as from various other sources, including federal grants. RTD advanced the proceeds of the private activity bonds to DTP as a loan that is non-recourse to the company and will be repaid to RTD over the life of the concession agreement. DTP, as concessionaire, will design, build, finance, operate and maintain the railways, facilities and rolling stock under a 35-year concession agreement. The company has determined that DTH is a VIE for which the company is not the primary beneficiary. DTH is accounted for under the equity method of accounting. The company's maximum exposure to loss relating to its investments in DTH is limited to the carrying value of its investment of $7 million.

        The construction of the railways and facilities is being performed through subcontract arrangements by Denver Transit Systems ("DTS") and Denver Transit Constructors ("DTC"), construction joint ventures in which the company has an ownership interest of 50 percent and 40 percent, respectively. The company has determined that DTS and DTC are VIEs for which the company is the primary beneficiary. Therefore, the company consolidates the accounts of DTS and DTC in its financial statements. For the years ended December 31, 2015, 2014 and 2013, the company's results of operations included revenue of $251 million, $361 million and $333 million, respectively, from DTH. As of December 31, 2015, the

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

combined carrying values of the assets and liabilities of DTS and DTC were $96 million and $42 million, respectively. As of December 31, 2014, the combined carrying values of the assets and liabilities of DTS and DTC were $108 million and $49 million, respectively. The company has provided certain performance guarantees on behalf of DTS.

16.   Operations by Business Segment and Geographic Area

        The company provides professional services in the fields of engineering, procurement, construction, fabrication and modularization, commissioning and maintenance, as well as project management services, on a global basis and serves a diverse set of industries worldwide. The five principal business segments are: Oil & Gas, Industrial & Infrastructure, Government, Global Services and Power, as discussed further below.

        Effective January 1, 2015, the company implemented certain organizational changes that impacted the composition of its reportable segments. The company's fabrication activities, previously included in the Global Services segment, have been integrated into the reporting segments for which the activities are being performed, primarily the Oil & Gas segment. Additionally, certain plant engineering offices located in Europe, Africa and the Middle East, which were previously included in the industrial services business line of the Industrial & Infrastructure segment, have been integrated into the Oil & Gas segment. Segment operating information for 2014 and 2013 has been recast to reflect these organizational changes.

        The Oil & Gas segment provides design, engineering, procurement, construction, fabrication and project management services for chemicals and petrochemicals, downstream refining, pipelines, upstream oil and gas production, liquefied natural gas and offshore production markets. The revenue of a single customer and its affiliates of the Oil & Gas segment amounted to 11 percent, 15 percent and 12 percent of the company's consolidated revenue during the years ended December 31, 2015, 2014 and 2013, respectively.

        The Industrial & Infrastructure segment provides design, engineering, procurement, construction, operations and maintenance and project management services to the transportation, commercial and institutional, manufacturing, life sciences, mining and metals, telecommunications, microelectronics and water sectors.

        The Government segment provides engineering, construction, logistics, base and facilities operations and maintenance, contingency response and environmental and nuclear services to the U.S. government and governments abroad. The percentage of the company's consolidated revenue from work performed for various agencies of the U.S. government was 12 percent, 11 percent and 10 percent during the years ended December 31, 2015, 2014 and 2013, respectively.

        The Global Services segment represents a combination of other operating segments that do not meet the ASC 280, "Segment Reporting," requirements for separate disclosure or aggregation. The Global Services segment includes site equipment and tool services and industrial fleet services. In addition, Global Services provides temporary staffing of technical, professional and administrative personnel for projects in all segments.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Operating Information by Segment

	Year Ended December 31,
(in millions)	2015	2014	2013

External revenue
Oil & Gas	$10,040.2	$11,524.6	$11,620.5
Industrial & Infrastructure	4,070.6	5,909.8	10,987.0
Government	2,557.4	2,511.9	2,749.1
Global Services	499.1	581.2	605.8
Power	946.7	1,004.1	1,389.2

Total external revenue	$18,114.0	$21,531.6	$27,351.6

Segment profit (loss)
Oil & Gas	$764.5	$670.2	$445.8
Industrial & Infrastructure	227.4	385.6	468.0
Government	83.1	92.7	161.4
Global Services	45.2	82.6	123.0
Power	(88.0)	31.3	11.7

Total segment profit	$1,032.2	$1,262.4	$1,209.9

Depreciation and amortization of fixed assets
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	1.5	2.6	1.5
Government	3.2	5.4	9.5
Global Services	113.4	111.8	117.7
Power	2.5	1.6	1.1
Corporate and other	68.1	70.3	76.5

Total depreciation and amortization of fixed assets	$188.7	$191.7	$206.3

Capital expenditures
Oil & Gas	$—	$—	$—
Industrial & Infrastructure	—	8.3	2.9
Government	3.9	2.2	4.1
Global Services	158.9	224.0	145.3
Power	6.1	2.1	1.3
Corporate and other	71.3	88.1	134.9

Total capital expenditures	$240.2	$324.7	$288.5

Total assets
Oil & Gas	$1,533.9	$1,745.3
Industrial & Infrastructure	766.2	848.2
Government	495.4	540.1
Global Services	688.3	781.9
Power	207.6	178.6
Corporate and other	3,940.1	4,100.3

Total assets	$7,631.5	$8,194.4

Goodwill
Oil & Gas	$7.1	$7.1
Industrial & Infrastructure	15.6	16.9
Government	58.0	58.0
Global Services	20.3	20.4
Power	10.6	10.6

Total goodwill	$111.6	$113.0

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  •
  Global Services.  During 2015, 2014 and 2013, intercompany revenue for the Global Services segment, excluded from the amounts shown above, was $439 million, $531 million and $505 million, respectively.

  •
  Power.  Segment profit for 2015 included a loss of $60 million (including the reversal of previously recognized profit) resulting from forecast revisions for a large gas-fired power plant in Brunswick County, Virginia. Segment profit for 2015, 2014 and 2013 included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. In May 2014, NuScale entered into a cost-sharing agreement with the DOE establishing the terms and conditions of a multi-year funding award that allows certain qualified expenditures to be reimbursed. NuScale expenses included in the determination of segment profit were $80 million, $46 million and $53 million during 2015, 2014 and 2013, respectively. NuScale expenses for 2015 and 2014 were reported net of qualified reimbursable expenses of $65 million and $38 million, respectively. The company recognizes the cost-sharing award with the DOE, when earned, as a reduction of "Total cost of revenue" in the Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized, with the exception of certain pre-award costs which were recognized in the second quarter of 2014 upon entering into the cost-sharing agreement.

Reconciliation of Total Segment Profit to Earnings from Continuing Operations Before Taxes

	Year Ended December 31,
(in millions)	2015	2014	2013

Total segment profit	$1,032.2	$1,262.4	$1,209.9
Gain related to a partial sale of a subsidiary	68.2	—	—
Pension settlement charge	(239.9)	—	—
Corporate general and administrative expense	(168.3)	(182.7)	(175.1)
Interest income (expense), net	(28.1)	(11.4)	(12.5)
Earnings attributable to noncontrolling interests	62.5	136.6	155.3

Earnings from continuing operations before taxes	$726.6	$1,204.9	$1,177.6

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Information by Geographic Area

        Engineering services for international projects are often performed within the United States or a country other than where the project is located. Revenue associated with these services has been classified within the geographic area where the work was performed.

	External Revenue Year Ended December 31,			Total Assets As of December 31,
(in millions)	2015	2014	2013	2015	2014

United States	$7,857.3	$7,466.2	$7,295.0	$4,312.1	$4,598.4
Canada	2,459.3	4,133.3	6,275.8	800.9	900.4
Asia Pacific (includes Australia)	870.4	2,568.0	4,503.4	541.2	724.7
Europe	2,509.2	2,070.1	2,096.3	1,364.6	1,178.0
Central and South America	2,560.4	2,494.8	3,509.7	251.7	371.7
Middle East and Africa	1,857.4	2,799.2	3,671.4	361.0	421.2

Total	$18,114.0	$21,531.6	$27,351.6	$7,631.5	$8,194.4

Non-Operating (Income) Expense

        Non-operating income of $7 million was included in corporate general and administrative expense in 2015. Non-operating expense of $2 million was included in corporate general and administrative expense in 2013. There were no non-operating expenses during 2014.

17.   Acquisitions and Divestitures

        On September 30, 2015, the company sold 50% of its ownership of Fluor S.A., its principal Spanish operating subsidiary, to Sacyr Industrial, S.L.U. for a cash purchase price of approximately $46 million, subject to certain purchase price adjustments. The company deconsolidated the subsidiary and recorded a pre-tax non-operating gain of $68 million during the third quarter of 2015, which was determined based on the sum of the proceeds received on the sale and the estimated fair value of the company's retained 50% noncontrolling interest, less the carrying value of the net assets associated with the former subsidiary. The estimated fair value of the company's retained noncontrolling interest was $44 million as of the transaction date. The fair value was estimated using a combination of income-based and market-based valuation approaches utilizing unobservable Level 3 inputs, including significant management assumptions such as forecasted revenue and operating margins, weighted average cost of capital and earnings multiples. Observable inputs, such as the cash consideration received for the divested share of the entity, were also considered.

        In December 2015, the company signed an agreement with U.K.-based private equity firm Arle Capital Partners to acquire 100 percent of Stork Holding B.V. ("Stork"), based in the Netherlands, for €695 million (or approximately $755 million), including the assumption of debt and other liabilities. Stork is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The acquisition is expected to close in the first half of 2016 and is subject to regulatory approvals and consultation procedures. The company intends to use existing sources of liquidity, including existing lines of credit to initially finance the transaction and expects to secure long-term financing through the issuance of debt in international markets.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2015
Revenue	$4,548.6	$4,810.1	$4,384.6	$4,370.7
Cost of revenue	4,251.2	4,516.1	4,133.8	4,118.3
Earnings (loss) from continuing operations before taxes	248.9	238.8	278.2	(39.3)
Earnings (loss) from continuing operations	165.6	160.7	186.8	(32.4)
Loss from discontinued operations, net of taxes	—	—	(5.1)	(0.6)
Net earnings (loss)	165.6	160.7	181.7	(33.0)
Net earnings (loss) attributable to Fluor Corporation	144.1	148.5	171.3	(51.4)
Basic earnings (loss) per share attributable to Fluor Corporation:
Earnings (loss) from continuing operations	$0.98	$1.02	$1.22	$(0.36)
Loss from discontinued operations, net of taxes	—	—	(0.03)	—
Net earnings (loss)	0.98	1.02	1.19	(0.36)
Diluted earnings (loss) per share attributable to Fluor Corporation:
Earnings (loss) from continuing operations	0.96	1.00	1.21	(0.36)
Loss from discontinued operations, net of taxes	—	—	(0.04)	—
Net earnings (loss)	0.96	1.00	1.17	(0.36)
Year ended December 31, 2014
Revenue	$5,384.6	$5,251.7	$5,440.1	$5,455.2
Cost of revenue	5,072.3	4,906.4	5,060.0	5,093.8
Earnings from continuing operations before taxes	271.5	285.3	343.4	304.7
Earnings from continuing operations	193.3	195.2	228.7	234.9
Loss from discontinued operations, net of taxes	—	(85.2)	(113.8)	(5.6)
Net earnings	193.3	110.0	114.9	229.3
Net earnings attributable to Fluor Corporation	149.1	77.8	69.5	214.5
Basic earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations	$0.93	$1.03	$1.17	$1.43
Loss from discontinued operations, net of taxes	—	(0.54)	(0.73)	(0.04)
Net earnings	0.93	0.49	0.44	1.39
Diluted earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations	0.92	1.02	1.15	1.41
Loss from discontinued operations, net of taxes	—	(0.54)	(0.71)	(0.04)
Net earnings	0.92	0.48	0.44	1.37

        Net earnings in the third quarter of 2015 included a pre-tax gain of $68 million (or $0.30 per diluted share) related to the sale of 50 percent of the company's ownership interest in its principal operating

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsidiary in Spain to facilitate the formation of an Oil & Gas joint venture. Net earnings in the third and fourth quarters of 2015 included a pre-tax loss of $21 million (or $0.09 per diluted share) and $31 million (or $0.14 per diluted share), respectively, resulting from forecast revisions for a large gas-fired power plant in Brunswick County, Virginia. Net earnings in the third and fourth quarters of 2015 included pre-tax pension settlement charges of $9 million (or $0.04 per diluted share) and $231 million (or $1.04 per diluted share), respectively.

        Net earnings in 2014 and 2015 included losses from discontinued operations related to the previously divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri. The 2014 losses from discontinued operations resulted from the reassessment of estimated loss contingencies. The 2015 losses from discontinued operations resulted from the settlement of lead exposure cases and the payment of legal fees incurred in connection with a pending indemnification action against the buyer of the lead business for these settlements and others.