Form 10-Q
period 2016-03-31
FLUOR CORP
filed 2016-05-05
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 29, 2016, 139,230,156 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

March 31, 2016

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2016	2015

TOTAL REVENUE	$4,423,889	$4,548,649

TOTAL COST OF REVENUE	4,168,067	4,251,189

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	55,113	41,110
Interest expense	14,645	12,168
Interest income	(3,156)	(4,696)
Total cost and expenses	4,234,669	4,299,771

EARNINGS BEFORE TAXES	189,220	248,878
INCOME TAX EXPENSE	70,209	83,274

NET EARNINGS	119,011	165,604

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	14,688	21,525

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$104,323	$144,079

BASIC EARNINGS PER SHARE	$0.75	$0.98

DILUTED EARNINGS PER SHARE	$0.74	$0.96

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	138,950	147,731
DILUTED	140,865	149,915

DIVIDENDS DECLARED PER SHARE	$0.21	$0.21

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2016	2015

NET EARNINGS	$119,011	$165,604

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	22,336	(48,724)
Ownership share of equity method investees’ other comprehensive loss	(8,018)	(4,481)
Defined benefit pension and postretirement plan adjustments	(3,325)	2,688
Unrealized gain on derivative contracts	3,602	894
Unrealized gain on available-for-sale securities	847	609
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	15,442	(49,014)

COMPREHENSIVE INCOME	134,453	116,590

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	14,744	22,116

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$119,709	$94,474

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	March 31,	December 31,
(in thousands, except share and per share amounts)	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($365,108 and $289,991 related to variable interest entities (“VIEs”))	$1,697,491	$1,949,886
Marketable securities, current ($65,176 and $70,176 related to VIEs)	167,130	197,092
Accounts and notes receivable, net ($235,306 and $186,833 related to VIEs)	1,496,829	1,203,024
Contract work in progress ($203,986 and $178,826 related to VIEs)	1,606,203	1,376,471
Other current assets ($27,968 and $27,362 related to VIEs)	435,216	378,927
Total current assets	5,402,869	5,105,400

Marketable securities, noncurrent	152,843	220,634
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,060,862 and $1,046,077) (net PP&E of $70,609 and $70,247 related to VIEs))	1,065,264	892,340
Investments and goodwill	1,482,512	449,576
Deferred taxes	362,699	394,832
Deferred compensation trusts	326,444	360,725
Other assets ($24,259 and $24,141 related to VIEs)	209,096	201,899
TOTAL ASSETS	$9,001,727	$7,625,406

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($221,556 and $178,139 related to VIEs)	$1,578,073	$1,266,509
Revolving credit facility and other borrowings	118,926	—
Advance billings on contracts ($208,669 and $188,484 related to VIEs)	745,078	754,037
Accrued salaries, wages and benefits ($51,987 and $47,526 related to VIEs)	766,272	669,592
Other accrued liabilities ($55,033 and $25,384 related to VIEs)	381,581	245,214
Total current liabilities	3,589,930	2,935,352

LONG-TERM DEBT	1,572,001	986,564
NONCURRENT LIABILITIES	618,962	589,991
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 139,222,687 and 139,018,309 shares in 2016 and 2015, respectively	1,392	1,390
Additional paid-in capital	10,819	—
Accumulated other comprehensive loss	(417,389)	(432,775)
Retained earnings	3,493,789	3,428,732
Total shareholders’ equity	3,088,611	2,997,347

Noncontrolling interests	132,223	116,152

Total equity	3,220,834	3,113,499

TOTAL LIABILITIES AND EQUITY	$9,001,727	$7,625,406

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$119,011	$165,604
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	47,147	47,803
Amortization of intangibles	222	223
(Earnings) loss from equity method investments, net of distributions	(2,697)	(7,386)
Gain on sale of property, plant and equipment	(6,788)	(8,841)
Amortization of stock-based awards	13,921	12,546
Deferred compensation trust	34,280	33,604
Deferred compensation obligation	5,655	6,164
Deferred taxes	34,286	143,601
Net retirement plan accrual (contributions)	(10,125)	3,391
Changes in operating assets and liabilities	(126,049)	(52,775)
Cash outflows from discontinued operations	—	(306,490)
Other items	5,792	1,838
Cash provided by operating activities	114,655	39,282

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(103,587)	(147,068)
Proceeds from the sales and maturities of marketable securities	202,286	194,635
Capital expenditures	(48,576)	(73,883)
Proceeds from disposal of property, plant and equipment	25,881	29,905
Investments in partnerships and joint ventures	(402,434)	(21,537)
Acquisitions, net of cash acquired	(240,754)	—
Other items	7,236	(197)
Cash utilized by investing activities	(559,948)	(18,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(9,718)	(111,658)
Dividends paid	(29,941)	(32,363)
Proceeds from issuance of 1.75% Senior Notes	552,958	—
Debt issuance costs	(3,186)	—
Repayment of Stork Notes and other borrowings	(326,279)	—
Borrowings under revolving lines of credit	760,000	—
Repayment of borrowings under revolving lines of credit	(760,000)	—
Distributions paid to noncontrolling interests	(12,829)	(3,508)
Capital contributions by noncontrolling interests	1,245	698
Taxes paid on vested restricted stock	(6,971)	(7,588)
Stock options exercised	2,681	923
Other items	2,861	(474)
Cash provided (utilized) by financing activities	170,821	(153,970)

Effect of exchange rate changes on cash	22,077	(48,999)

Decrease in cash and cash equivalents	(252,395)	(181,832)

Cash and cash equivalents at beginning of period	1,949,886	1,993,125

Cash and cash equivalents at end of period	$1,697,491	$1,811,293

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  Principles of Consolidation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2015 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2016 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of March 31, 2016 and 2015 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2015 have been reclassified to conform to the 2016 presentation due to the implementation of new accounting pronouncements discussed below. Segment operating information for 2015 has been recast to reflect changes in the composition of the company’s reportable segments as discussed in Note 16. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

The Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2016 include the financial statements of Stork Holding B.V. (“Stork”) since March 1, 2016, the date of acquisition. See Note 17 for a further discussion of the acquisition.

(2)                  Recent Accounting Pronouncements

New accounting pronouncements implemented by the company during the first quarter of 2016 or requiring implementation in future periods are discussed below or in the related notes, where appropriate.

In the first quarter of 2016, the company adopted Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes” on a retrospective basis. This ASU requires entities to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent. As a result of the adoption of ASU 2015-17, deferred tax assets of $173 million were reclassified from current assets to noncurrent assets in the Condensed Consolidated Balance Sheet as of December 31, 2015. The adoption of ASU 2015-17 did not have any impact on the company’s results of operations or cash flows.

In the first quarter of 2016, the company adopted ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adoption of ASU 2015-16 did not have any impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2016, the company adopted ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update),” which clarifies the presentation and measurement of debt issuance costs incurred in connection with line of credit arrangements. The adoption of ASU 2015-15 did not have any impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2016, the company adopted ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” on a prospective basis. This ASU clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. The adoption of ASU 2015-05 did not have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2016, the company adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” on a retrospective basis. This ASU changes the presentation of debt issuance costs on the balance sheet by requiring entities to present such costs as a direct deduction from the related debt liability rather than as an asset. As a result of the adoption of ASU

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

2015-03, debt issuance costs of $6 million were reclassified from noncurrent assets to a direct deduction of long-term debt in the Condensed Consolidated Balance Sheet as of December 31, 2015. The adoption of ASU 2015-03 did not have any impact on the company’s results of operations or cash flows.

In the first quarter of 2016, the company adopted ASU 2015-02, “Amendments to the Consolidation Analysis.” This ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The adoption of ASU 2015-02 did not have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2016, the company adopted ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” Under this ASU, an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. The adoption of ASU 2015-01 did not have any impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2016, the company adopted ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.” This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The adoption of ASU 2014-12 did not have any impact on the company’s financial position, results of operations or cash flows.

In April 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends certain aspects in ASU 2014-09. ASU 2016-10 amends how an entity should identify performance obligations for immaterial promised goods or service, shipping and handling activities and promises that may represent performance obligations. ASU 2016-08 also provides implementation guidance for determining the nature of licensing and royalties arrangements. ASU 2016-10 is effective upon adoption of ASU 2014-09. Management is currently evaluating the impact of adopting ASU 2016-10 on the company’s financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify various aspects of the accounting for share-based payment award transactions which include income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact of adopting ASU 2016-09 on the company’s financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the principal versus agent guidance in ASU 2014-09. ASU 2016-08 clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. ASU 2016-08 also reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. ASU 2016-08 is effective upon adoption of ASU 2014-09, “Revenue from Contracts with Customers”. Management is currently evaluating the impact of adopting ASU 2016-08 on the company’s financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting” which eliminates the requirement to retrospectively apply equity method accounting when an investor obtains significant influence over a previously held investment. ASU 2016-07 is effective for interim and annual reporting periods beginning after December 15, 2016, and should be applied prospectively. Management does not expect the adoption of ASU 2016-07 to have a material impact on the company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This ASU clarifies that the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. ASU 2016-05 is effective for interim and annual reporting periods beginning after December 15, 2016. ASU 2016-05 can be applied on either a prospective or modified retrospective

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

basis. Management does not expect the adoption of ASU 2016-05 to have a material impact on the company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases: Amendments to the FASB Accounting Standards Codification,” which amends the existing guidance on accounting for leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted and modified retrospective application is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Management is currently evaluating the impact of adopting ASU 2016-02 on the company’s financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall - Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for a practicability exception. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Management does not expect the adoption of ASU 2016-01 to have a material impact on the company’s financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers — Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09, “Revenue from Contracts with Customers,” outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting, how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price. The company will now be required to adopt ASU 2014-09 for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 can be applied either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating the impact of adopting ASU 2014-09 on the company’s financial position, results of operations, cash flows and related disclosures.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(3)                  Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$35,755	$(13,419)	$22,336	$(78,271)	$29,547	$(48,724)
Ownership share of equity method investees’ other comprehensive loss	(12,092)	4,074	(8,018)	(6,002)	1,521	(4,481)
Defined benefit pension and postretirement plan adjustments	(2,550)	(775)	(3,325)	4,301	(1,613)	2,688
Unrealized gain on derivative contracts	5,785	(2,183)	3,602	1,414	(520)	894
Unrealized gain on available-for-sale securities	1,355	(508)	847	974	(365)	609
Total other comprehensive income (loss)	28,253	(12,811)	15,442	(77,584)	28,570	(49,014)
Less: Other comprehensive income attributable to noncontrolling interests	56	—	56	591	—	591
Other comprehensive income (loss) attributable to Fluor Corporation	$28,197	$(12,811)	$15,386	$(78,175)	$28,570	$(49,605)

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended March 31, 2016 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2015	$(222,569)	$(37,949)	$(162,530)	$(9,255)	$(472)	$(432,775)
Other comprehensive income (loss) before reclassifications	22,362	(8,018)	(4,617)	1,796	810	12,333
Amounts reclassified from AOCI	—	—	1,292	1,724	37	3,053
Net other comprehensive income (loss)	22,362	(8,018)	(3,325)	3,520	847	15,386
Balance as of March 31, 2016	$(200,207)	$(45,967)	$(165,855)	$(5,735)	$375	$(417,389)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2015	$(114)	$—	$—	$(510)	$—	$(624)
Other comprehensive loss before reclassifications	(26)	—	—	(16)	—	(42)
Amounts reclassified from AOCI	—	—	—	98	—	98
Net other comprehensive income (loss)	(26)	—	—	82	—	56
Balance as of March 31, 2016	$(140)	$—	$—	$(428)	$—	$(568)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The changes in AOCI balances by component (after-tax) for the three months ended March 31, 2015 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2014	$(119,416)	$(30,436)	$(325,145)	$(8,954)	$(261)	$(484,212)
Other comprehensive income (loss) before reclassifications	(49,244)	(4,481)	—	596	678	(52,451)
Amounts reclassified from AOCI	—	—	2,688	227	(69)	2,846
Net other comprehensive income (loss)	(49,244)	(4,481)	2,688	823	609	(49,605)
Balance as of March 31, 2015	$(168,660)	$(34,917)	$(322,457)	$(8,131)	$348	$(533,817)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2014	$1,328	$—	$—	$(685)	$—	$643
Other comprehensive income (loss) before reclassifications	520	—	—	(3)	—	517
Amounts reclassified from AOCI	—	—	—	74	—	74
Net other comprehensive income income	520	—	—	71	—	591
Balance as of March 31, 2015	$1,848	$—	$—	$(614)	$—	$1,234

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

		Three Months Ended
	Location in Condensed	March 31,
(in thousands)	Consolidated Statement of Earnings	2016	2015
Component of AOCI:
Defined benefit pension plan adjustments	Various accounts(1)	$(2,067)	$(4,301)
Income tax benefit	Income tax expense	775	1,613
Net of tax		$(1,292)	$(2,688)

Unrealized loss on derivative contracts:
Commodity and foreign currency contracts	Total cost of revenue	$(2,472)	$(62)
Interest rate contracts	Interest expense	(419)	(419)
Income tax benefit (net)	Income tax expense	1,069	180
Net of tax		(1,822)	(301)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(98)	(74)
Net of tax and noncontrolling interests		$(1,724)	$(227)

Unrealized gain (loss) on available-for-sale securities	Corporate general and administrative expense	$(59)	$110
Income tax benefit (expense)	Income tax expense	22	(41)
Net of tax		$(37)	$69

(1)            Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(4)                Income Taxes

The effective tax rates for the three months ended March 31, 2016 and 2015 were 37.1 percent and 33.5 percent, respectively. The higher effective rate for the three months ended March 31, 2016 is primarily due to foreign losses without benefit. Both periods benefit from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

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

(5)                  Cash Paid for Interest and Taxes

Cash paid for interest was $13 million and $10 million for the three months ended March 31, 2016 and 2015, respectively. Income tax payments, net of refunds, were $27 million and $62 million during the three-month periods ended March 31, 2016 and 2015, respectively.

(6)                   Earnings Per Share

Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three months ended March 31, 2016 and 2015 are presented below:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2016	2015

Net earnings attributable to Fluor Corporation	$104,323	$144,079

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	138,950	147,731

Basic earnings per share	$0.75	$0.98

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	138,950	147,731

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units	1,915	1,825
Conversion equivalent of dilutive convertible debt	—	359
Weighted average diluted shares outstanding	140,865	149,915

Diluted earnings per share	$0.74	$0.96

Anti-dilutive securities not included above	3,727	3,162

During the three months ended March 31, 2016 and 2015, the company repurchased and cancelled 202,650 and 1,939,997 shares, respectively, of its common stock under its stock repurchase program for $10 million and $112 million, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(7)                  Fair Value Measurements

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$4,262	$4,262	$—	$—	$19,161	$19,161	$—	$—
Marketable securities, current(2)	61,549	—	61,549	—	87,763	—	87,763	—
Deferred compensation trusts(3)	27,190	27,190	—	—	60,003	60,003	—	—
Marketable securities, noncurrent(4)	152,843	—	152,843	—	220,634	—	220,634	—
Derivative assets(5)
Commodity contracts	—	—	—	—	341	—	341	—
Foreign currency contracts	13,997	—	13,997	—	8,439	—	8,439	—

Liabilities:
Derivative liabilities(5)
Commodity contracts	$1,811	$—	$1,811	$—	$2,510	$—	$2,510	$—
Foreign currency contracts	11,949	—	11,949	—	14,138	—	14,138	—

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of March 31, 2016: money market funds of $4 million, U.S. agency securities of $14 million, U.S. Treasury securities of $75 million and corporate debt securities of $126 million. As of December 31, 2015, available-for-sale securities consisted of money market funds of $19 million, U.S. agency securities of $18 million, U.S. Treasury securities of $102 million and corporate debt securities of $189 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During the three months ended March 31, 2016 and 2015, proceeds from sales and maturities of available-for-sale securities were $122 million and $183 million, respectively.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		March 31, 2016		December 31, 2015
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,174,699	$1,174,699	$1,073,756	$1,073,756
Cash equivalents(2)	Level 2	518,530	518,530	856,969	856,969
Marketable securities, current(3)	Level 2	105,581	105,581	109,329	109,329
Notes receivable, including noncurrent portion(4)	Level 3	20,624	20,624	19,182	19,182
Liabilities:
1.750% Senior Notes(5)	Level 2	$564,984	$581,586	$—	$—
3.375% Senior Notes(5)	Level 2	495,376	527,160	495,165	509,025
3.5% Senior Notes(5)	Level 2	491,640	520,250	491,399	504,265
Revolving Credit Facility(6)	Level 2	87,581	87,581	—	—
Other borrowings, including noncurrent portion(7)	Level 2	51,346	51,346	—	—

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

(5)     The fair value of the 1.750% Senior Notes, 3.375% Senior Notes and 3.5% Senior Notes were estimated based on quoted market prices for similar issues.

(6)     Borrowings under the revolving credit facility were assumed in conjunction with the acquisition of Stork. See Note 17 for a further discussion of the acquisition. The carrying amount of the borrowings under this revolving credit facility approximates fair value because of the short-term maturity.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(7)     Other borrowings as of March 31, 2016 represent current and noncurrent borrowings under bank loans and other financing arrangements assumed in conjunction with the acquisition of Stork. See Note 17 for a further discussion of the acquisition. The majority of these borrowings mature within one year. The carrying amounts of the borrowings under these arrangements approximate fair value because of the short-term maturity.

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

As of March 31, 2016, the company had total gross notional amounts of $766 million of foreign currency contracts and $7 million of commodity contracts outstanding relating to hedging of engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. The foreign currency contracts are of varying duration, none of which extend beyond December 2019. The commodity contracts are of varying duration, none of which extend beyond December 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the three months ended March 31, 2016 and 2015.

The fair values of derivatives designated as hedging instruments under ASC 815 as of March 31, 2016 and December 31, 2015 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
(in thousands)	Location	2016	2015	Location	2016	2015
Commodity contracts	Other current assets	$—	$326	Other accrued liabilities	$1,706	$2,195
Foreign currency contracts	Other current assets	10,783	6,865	Other accrued liabilities	9,110	12,381
Commodity contracts	Other assets	—	15	Noncurrent liabilities	105	315
Foreign currency contracts	Other assets	3,214	1,574	Noncurrent liabilities	2,839	1,757
Total		$13,997	$8,780		$13,760	$16,648

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The pre-tax net gains (losses) recognized in earnings associated with the hedging instruments designated as fair value hedges for the three months ended March 31, 2016 and 2015 were as follows:

		Three Months Ended March 31,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2016	2015
Foreign currency contracts	Corporate general and administrative expense	$195	$(1,154)

The pre-tax amount of gain (loss) recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the amount of gain (loss) recognized in earnings on the hedged items in the same locations in the Condensed Consolidated Statement of Earnings.

The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges for the three months ended March 31, 2016 and 2015 was as follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI			After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
Cash Flow Hedges (in thousands)	2016	2015	Location of Gain (Loss)	2016	2015
Commodity contracts	$2	$(112)	Total cost of revenue	$(120)	$(91)
Foreign currency contracts	1,794	708	Total cost of revenue	(1,342)	126
Interest rate contracts	—	—	Interest expense	(262)	(262)
Total	$1,796	$596		$(1,724)	$(227)

As of March 31, 2016, the company also had total gross notional amounts of $64 million of foreign currency contracts and $2 million of commodity contracts outstanding that were not designated as hedging instruments. These contracts primarily related to engineering and construction and operations and maintenance contract obligations denominated in nonfunctional currencies. Recognized losses of approximately $2 million associated with these contracts were included in Cost of Revenues for the three months ended March 31, 2016.

(9)                   Retirement Benefits

Net periodic pension expense for the company’s defined benefit pension plans included the following components:

	U.S. Pension Plan		Non-U.S. Pension Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in thousands)	2016(1)	2015	2016	2015
Service cost	$—	$1,700	$4,732	$5,202
Interest cost	—	3,799	6,621	6,641
Expected return on assets	—	(5,275)	(10,051)	(12,305)
Amortization of prior service cost	—	217	(209)	(206)
Recognized net actuarial loss	—	2,351	2,276	1,939
Net periodic pension expense	$—	$2,792	$3,369	$1,271

(1)         In December 2015, the company settled the remaining obligations associated with its U.S. defined benefit pension plan. A detailed discussion of the plan settlement is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2015.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The company currently expects to contribute between $15 million and $20 million into its non-U.S. defined benefit pension plans during 2016, which is expected to be in excess of the minimum funding required. During the three months ended March 31, 2016, contributions of approximately $9 million were made by the company.

(10)            Financing Arrangements

As of March 31, 2016, the company had a combination of committed and uncommitted lines of credit totaling $6.1 billion that may be used for revolving loans and letters of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2021. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin. Also included in committed lines of credit as of March 31, 2016 was a €110 million Super Senior Revolving Credit Facility that was assumed in connection with the acquisition of Stork. This facility was available for revolving loans, bank guarantees and letters of credit and accrued interest at EURIBOR plus 3.75%. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility that may also be used to fund working capital in the ordinary course of business. This replacement facility expires in April 2017 and bears interest at EURIBOR plus .75%.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. As of March 31, 2016, letters of credit and borrowings totaling $1.9 billion were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

In March 2016, the company issued €500 million of 1.750% Senior Notes (the “2016 Notes”) due March 21, 2023 and received proceeds of €497 million, net of underwriting discounts. Interest on the 2016 Notes is payable annually on March 21 of each year, beginning on March 21, 2017. Prior to December 21, 2022, the company may redeem the 2016 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. On or after December 21, 2022, the company may redeem the 2016 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Additionally, the company may redeem the 2016 Notes at any time upon the occurrence of certain changes in U.S. tax laws at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

In November 2014, the company issued $500 million of 3.5% Senior Notes (the “2014 Notes”) due December 15, 2024 and received proceeds of $491 million, net of underwriting discounts. Interest on the 2014 Notes is payable semi-annually on June 15 and December 15 of each year, and began on June 15, 2015. Prior to September 15, 2024, the company may redeem the 2014 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. On or after September 15, 2024, the company may redeem the 2014 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

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

For the 2016 Notes, the 2014 Notes and the 2011 Notes, if a change of control triggering event occurs, as defined by the terms of the respective indentures, the company will be required to offer to purchase the applicable notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of redemption. The company is generally not limited under the indentures governing the 2016 Notes, the 2014 Notes and the 2011 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In conjunction with the acquisition of Stork on March 1, 2016, the company assumed Stork’s outstanding debt obligations, including its 11.0% Super Senior Notes due 2017 (the ‘‘Stork Notes’’), borrowings under the €110 million Super Senior Revolving Credit Facility, and other debt obligations. On March 2, 2016, the company gave notice to all holders of the Stork Notes of the full redemption of the outstanding €273 million (or approximately $296 million) principal amount of Stork Notes plus a redemption premium of €7 million (or approximately $8 million) effective March 17, 2016. The redemption of the Stork Notes was initially funded with additional borrowings under the company’s $1.7 billion Revolving Loan and Letter of Credit Facility, which borrowings were subsequently repaid from the net proceeds of the 2016 Notes. Certain other outstanding debt obligations assumed in the Stork acquisition of €20 million (or approximately $22 million) were settled in March 2016. See Note 17 for a further discussion of the acquisition.

Other borrowings of $51 million as of March 31, 2016 represent bank loans and other financing arrangements assumed in conjunction with the acquisition of Stork, exclusive of the Stork Notes.

As of March 31, 2016, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)           Stock-Based Plans

The company’s executive and director stock-based compensation plans are described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2015. In the first quarter of 2016 and 2015, restricted stock units totaling 525,975 and 520,947, respectively, were granted to executives, at weighted-average per share prices of $46.07 and $59.05, respectively. For the company’s executives, the restricted stock units granted in 2016 and 2015 generally vest ratably over three years. During the first quarter of 2016 and 2015, options for the purchase of 662,001 shares at a weighted-average exercise price of $46.07 per share and 963,288 shares at a weighted-average exercise price of $59.05 per share, respectively, were awarded to executives. The options granted in 2016 and 2015 vest ratably over three years. The options expire ten years after the grant date.

In the first quarter of 2016 and 2015, performance-based Value Driver Incentive (“VDI”) units totaling 296,052 and 430,970, respectively, were granted to executives at weighted-average per share prices of $46.07 and $59.05, respectively. The number of units is adjusted at the end of each performance period based on the achievement of certain performance criteria. The VDI awards granted in 2016 and 2015 can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718. Both the VDI awards granted in 2016 and 2015 vest after a period of approximately three years. VDI awards granted during 2016 are also subject to a post-vest holding period restriction for the period of three years.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three months ended March 31, 2016 and 2015, net earnings attributable to noncontrolling interests were $15 million and $22 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods presented. Distributions paid to noncontrolling interests were $13 million and $4 million for the three months ended March 31, 2016 and 2015, respectively. Capital contributions by noncontrolling interests were $1 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Other Matters

The company has made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. As of March 31, 2016 and December 31, 2015, the company had recorded $36 million and $30 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract work in progress. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future quarters. The company believes the ultimate recovery of incurred and future costs related to these claims is probable in accordance with ASC 605-35-25.

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

(14)           Guarantees

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $19.9 billion as of March 31, 2016. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of March 31, 2016 and December 31, 2015 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

(15)           Partnerships and Joint Ventures

In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Receivables related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” in the Condensed Consolidated Balance Sheet were $212 million and $132 million as of March 31, 2016 and December 31, 2015, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

For unconsolidated partnerships and joint ventures in the construction industry, the company generally recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company’s investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $714 million and $292 million as of March 31, 2016 and December 31, 2015, respectively, and were classified under “Investments and goodwill” and “Other accrued liabilities” in the Condensed Consolidated Balance Sheet.

In August 2015, the company entered into an agreement to form COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. In February 2016, the company made an initial cash investment of $350 million and an additional investment of $140 million is targeted for the third quarter of 2016. The carrying value of the company’s investment in CFHI was $352 million as of March 31, 2016.

Variable Interest Entities

In accordance with ASC 810, “Consolidation,” the company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a variable interest entity (“VIE”). The company considers a partnership or joint venture a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the partnership or joint venture is a VIE. The majority of the company’s partnerships and joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support.

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

The net carrying value of the unconsolidated VIEs classified under “Investments and goodwill” and “Other accrued liabilities” in the Condensed Consolidated Balance Sheet was a net asset of $272 million and $208 million as of March 31, 2016 and December 31, 2015, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of March 31, 2016 for the unconsolidated VIEs were $15 million.

In some cases, the company is required to consolidate certain VIEs. As of March 31, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.0 billion and $540 million, respectively. As of December 31, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

$863 million and $443 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

The company has agreements with certain VIEs to provide financial or performance assurances to clients. See Note 14 for a further discussion of such agreements. A discussion of some of the company’s more significant or unique VIEs is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2015.

(16)           Operating Information by Segment

During the first quarter of 2016, the company changed the composition of its reportable segments to better reflect the diverse end markets that the company serves. The company now reports its operating results in four reportable segments as follows: Energy, Chemicals & Mining; Industrial, Infrastructure & Power; Government; and Maintenance, Modification & Asset Integrity. Segment operating information and assets for 2015 have been recast to reflect these changes.

The Energy, Chemicals & Mining segment is driven by the supply and demand for commodities. This segment provides design, engineering, procurement, construction, fabrication and project management services for chemicals and petrochemicals, downstream refining, pipelines, upstream oil and gas production, liquefied natural gas and offshore production markets. This segment also provides design, engineering, procurement, construction, project management and commissioning and start-up support for mining and metals markets.

The Industrial, Infrastructure & Power segment provides design, engineering, procurement, construction, project management, start-up and commissioning, and technical services to the transportation, commercial and institutional, life sciences and advanced manufacturing, telecommunications, microelectronics and water sectors as well as the gas fueled, solid fueled, environmental compliance, renewables, and nuclear power markets. The Industrial, Infrastructure & Power segment includes the operations of NuScale Power, LLC, an Oregon-based designer of small modular nuclear reactors, which is managed as a separate operating segment within the Industrial, Infrastructure & Power segment.

The Government segment provides engineering, construction, logistics, base and facilities operations and maintenance, contingency response and environmental and nuclear services to the U.S. government and governments abroad.

The Maintenance, Modification & Asset Integrity segment is comprised of several operating segments that do not meet the requirements under ASC 280, “Segment Reporting” for separate disclosure, and therefore, have been combined under the aggregation criteria of ASC 280. The Maintenance, Modification & Asset Integrity segment includes the operations of the company’s equipment business, temporary staffing, power services, the former operations & maintenance business line as well as the newly acquired Stork.

For service contracts (including maintenance contracts) that do not satisfy the criteria for revenue recognition using the percentage-of-completion method, revenue is recognized when services are performed. Revenue recognized on service contracts that have not been billed to clients is classified as a current asset under contract work in progress. Amounts billed to clients in excess of revenue recognized on service contracts to date are classified as a current liability under advance billings on contracts.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Operating information by reportable segment is as follows:

	Three Months Ended
	March 31,
External Revenue (in millions)	2016	2015
Energy, Chemicals & Mining	$2,443.5	$2,982.7
Industrial, Infrastructure & Power	833.3	546.7
Government	686.0	646.0
Maintenance, Modification & Asset Integrity	461.1	373.2
Total external revenue	$4,423.9	$4,548.6

Intercompany revenue for the Maintenance, Modification & Asset Integrity segment, excluded from the amounts shown above, was $117 million and $115 million for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended
	March 31,
Segment Profit (in millions)	2016	2015
Energy, Chemicals & Mining	$182.0	$217.8
Industrial, Infrastructure & Power	11.9	9.7
Government	17.1	14.8
Maintenance, Modification & Asset Integrity	30.1	33.6
Total segment profit	$241.1	$275.9

Industrial, Infrastructure & Power segment profit for the three months ended March 31, 2016 and 2015 included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. In May 2014, NuScale entered into a cost-sharing agreement with the U.S. Department of Energy (“DOE”) establishing the terms and conditions of a multi-year funding award that allows certain qualified expenditures to be reimbursed. NuScale expenses included in the determination of segment profit were $26 million and $17 million for the three months ended March 31, 2016 and 2015, respectively. NuScale expenses were net of qualified reimbursable expenses of $14 million for both the three month periods of 2016 and 2015. The company recognizes the cost-sharing award with the DOE, when earned, as a reduction of “Total cost of revenue” in the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized.

A reconciliation of total segment profit to earnings before taxes is as follows:

	Three Months Ended
	March 31,
Reconciliation of Total Segment Profit to Earnings Before Taxes (in millions)	2016	2015
Total segment profit	$241.1	$275.9
Corporate general and administrative expense	(55.1)	(41.1)
Interest income (expense), net	(11.5)	(7.4)
Earnings attributable to noncontrolling interests	14.7	21.5
Earnings before taxes	$189.2	$248.9

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Total assets by segment are as follows:

	March 31,	December 31,
Total Assets by Segment (in millions)	2016	2015
Energy, Chemicals & Mining	$2,333.7	$1,728.0
Industrial, Infrastructure & Power	573.5	544.2
Government	449.1	495.4
Maintenance, Modification & Asset Integrity	2,103.4	923.8

The increase in total assets in the Energy, Chemicals & Mining segment resulted from the company’s investment in CFHI and increased working capital in support of project execution activities. The increase in total assets in the Maintenance, Modification & Asset Integrity resulted from the company’s acquisition of Stork, as well as increased working capital in support of project execution activities.

(17)           Acquisition of Stork Holding B.V.

In December 2015, the company signed an agreement to acquire 100 percent of Stork for an aggregate purchase price of €695 million (or approximately $756 million), including the assumption of debt and other liabilities. Stork, based in the Netherlands, is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets.

On March 1, 2016 (“the acquisition date”), the company completed the Stork acquisition and paid €276 million (or approximately $300 million) in cash consideration. The company borrowed €200 million (or approximately $217 million) under its $1.7 billion Revolving Loan and Letter of Credit Facility, and paid €76 million (or approximately $83 million) of cash on hand to initially finance the Stork acquisition. The €200 million borrowed under the $1.7 billion Revolving Loan and Letter of Credit Facility was subsequently repaid from the net proceeds of the 2016 Notes as discussed in Note 10.

In conjunction with the acquisition the company assumed Stork’s outstanding debt obligations, including the Stork Notes, borrowings under a €110 million Super Senior Revolving Credit Facility, and other debt obligations. On March 2, 2016, the company gave notice to all holders of the Stork Notes of the full redemption of the outstanding €273 million (or approximately $296 million) principal amount of Stork Notes plus a redemption premium of €7 million (or approximately $8 million) effective March 17, 2016. The redemption of the Stork Notes was initially funded with additional borrowings under the company’s $1.7 billion Revolving Loan and Letter of Credit Facility, which borrowings were subsequently repaid from the net proceeds of the 2016 Notes. Certain other outstanding debt obligations assumed in the Stork acquisition of €20 million (or approximately $22 million) were settled in March 2016. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility that is also available to fund working capital in the ordinary course of business. This replacement facility expires in April 2017 and bears interest at EURIBOR plus .75%.

The initial accounting for assets acquired and liabilities assumed in connection with the Stork acquisition is incomplete as of the filing date of this Form 10-Q. Third party valuations for property, plant and equipment, intangible assets and pension obligations are still underway; and the company is continuing to assess deferred taxes, certain tax positions and other liabilities related to the acquisition. Therefore, the amounts recognized in the financial statements for the business combination have been determined provisionally. The aggregate purchase price noted above has been preliminarily allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net tangible assets acquired, totaling €532 million (or approximately $578 million), was preliminarily recorded as goodwill and intangible assets.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. The following table summarizes our preliminary estimate of the fair values of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	In EUR	In USD

Cash and cash equivalents	€54,428	$59,190
Accounts and notes receivable	164,279	178,653
Contract work in progress	105,866	115,129
Other current assets	66,206	71,999
Property, plant and equipment	151,393	164,640
Investments	13,695	14,893
Deferred taxes, net	11,856	12,893
Goodwill and intangible assets(1)	531,606	578,122
Trade accounts payable	(110,250)	(119,897)
Advance billings on contracts	(21,366)	(23,236)
Other accrued liabilities	(204,132)	(221,994)
Revolving credit facility and other borrowings	(401,732)	(436,884)
Long-term debt	(17,603)	(19,143)
Noncurrent liabilities	(59,092)	(64,263)
Noncontrolling interests	(9,341)	(10,158)
Net assets acquired	€275,813	$299,944

(1)         Goodwill and intangible assets represent the excess of the purchase price over the fair value of the underlying net assets acquired. A third party valuation is currently underway to determine the fair value of identifiable intangible assets and their useful lives. Acquired intangible assets are expected to consist of customer relationships and trade names. Factors contributing to the goodwill balance include the acquired established workforce and the estimated future synergies associated with the combined operations. Of the total goodwill recorded in conjunction with the Stork acquisition, none is expected to be deductible for tax purposes. The goodwill recognized in conjunction with the Stork acquisition will be reported in the Maintenance, Modification & Asset Integrity segment.

Revenue and earnings before taxes from Stork of $121 million and $3 million (excluding transaction costs, integration costs and interest expense), respectively, since the acquisition date have been included in the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2016. Transaction and integration costs of $10 million and $6 million, respectively, were included in corporate general and administrative expense for the three months ended March 31, 2016.

The following pro forma financial information reflects the Stork acquisition as if it had occurred on January 1, 2015 and includes adjustments for debt refinancing and transaction costs.

	Three Months Ended March 31,
(in thousands)	2016	2015
Pro forma revenue	$4,653,536	$4,950,252
Pro forma net earnings attributable to Fluor Corporation	103,401	139,745

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(18)           Discontinued Operations

During the first quarter of 2015 the company made payments totaling $306 million to settle certain lead exposure cases associated with the divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri, which the company sold in 1994. The company has filed suit against the buyer seeking indemnification for all liabilities arising from these lead exposures cases.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes and the company’s December 31, 2015 Annual Report on Form 10-K. For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; other non-operating income and expense items; and loss from discontinued operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected revenue and earnings levels, cash flow and liquidity, new awards and backlog levels and the implementation of strategic initiatives are forward-looking in nature. We wish to caution readers that forward-looking statements, including disclosures which use words such as the company “believes,” “anticipates,” “expects,” “estimates” and similar statements are subject to various risks and uncertainties which could cause actual results of operations to differ materially from expectations. Factors potentially contributing to such differences include, among others:

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

•	Cybersecurity breaches of our systems and information technology;
•	Failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects;
•	Liabilities arising from faulty services that could result in significant professional or product liability, warranty or other claims;
•	Failure of our suppliers or subcontractors to provide supplies or services at the agreed-upon levels or times;
•	Client cancellations of, or scope adjustments to, existing contracts and the related impacts on staffing levels and cost;
•	The risks associated with acquisitions, dispositions or other investments, including the failure to successfully integrate acquired businesses;
•	Changes in global business, economic (including currency risk), political and social conditions;
•	Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business, resulting in unanticipated losses;
•

Repercussions of events beyond our control, such as severe weather conditions, that may significantly affect operations, result in higher cost or subject the company to liability claims by our clients;

•	Failure of our employees, agents or partners to comply with laws, which could result in harm to our reputation and reduced profits or losses;
•	The potential impact of certain tax matters including, but not limited to, those from foreign operations and the ongoing audits by tax authorities;
•	Possible systems and information technology interruptions or the failure to adequately protect intellectual property rights;
•	The impact of anti-bribery and international trade laws and regulations;
•	The impact of past and future environmental, health and safety regulations including climate change regulations;

•	The failure to be adequately indemnified for our nuclear services;
•	Foreign exchange risks;
•	The inability to hire and retain qualified personnel;
•	Failure to maintain safe work sites;
•	The availability of credit and restrictions imposed by credit facilities, both for the company and our clients, suppliers, subcontractors or other partners;
•	Possible limitations of bonding or letter of credit capacity;
•	The company’s ability to secure appropriate insurance;
•	Restrictions on possible transactions imposed by our charter documents and Delaware law.

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

Additional information concerning these and other factors can be found in the company’s press releases and periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. — Risk Factors” in the company’s Form 10-K filed February 18, 2016. These filings are available publicly on the SEC’s website at http://www.sec.gov, on the company’s website at http://investor.fluor.com or upon request from the company’s Investor Relations Department at (469) 398-7220. The company cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating the company and deciding whether to invest in its securities. Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Summary

Consolidated revenue of $4.4 billion for the three months ended March 31, 2016 decreased slightly compared to $4.5 billion for the three months ended March 31, 2015. Revenue in the Energy, Chemicals & Mining segment decreased in the current year period due to reduced levels of project execution activities in the mining and metals business line and for certain large upstream projects progressing to completion. Revenue growth in the Industrial, Infrastructure & Power segment due to increased project execution activities for several power projects, as well as revenue contributions from the Stork acquisition, largely offset this revenue decline.

Net earnings attributable to Fluor Corporation were $104 million and $144 million for the three months ended March 31, 2016 and 2015, respectively. The first quarter of 2016 reflects lower earnings contributions from the Energy, Chemicals & Mining segment when compared to the prior year and higher corporate general and administrative expenses, primarily associated with the Stork acquisition.

The effective tax rates for the three months ended March 31, 2016 and 2015 were 37.1 percent and 33.5 percent, respectively. The higher effective rate for the three months ended March 31, 2016 is primarily due to foreign losses without benefit. Both periods benefited from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

Diluted earnings per share of $0.74 for the three months ended March 31, 2016 decreased as compared to $0.96 for the corresponding period of 2015 primarily due to the lower earnings for the current year period.

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

The Energy, Chemicals & Mining segment remains well positioned for new project activity in downstream, petrochemical and select upstream markets; however, declining oil prices since the latter part of 2014 have affected the timing of new awards and the pace of execution on certain existing projects. The mining and metals business has continued to slow as major capital investment decisions by most mining customers have been deferred. Revenue in the Government segment continues to be adversely impacted by reduced project execution activities of LOGCAP IV.

Consolidated new awards were $4.7 billion for the three months ended March 31, 2016 compared to new awards of $4.4 billion for the three months ended March 31, 2015. The Government and Industrial, Infrastructure & Power segments were the major contributors to the new award activity in the first quarter of 2016. Approximately 18 percent of consolidated new awards for the three months ended March 31, 2016 were for projects located outside of the United States compared to 41 percent for the first quarter of 2015.

Consolidated backlog as of March 31, 2016 was $46.0 billion compared to $41.2 billion as of March 31, 2015. The increase in backlog was primarily due to significant new awards booked after the first quarter of 2015 in the Industrial, Infrastructure & Power segment. As of March 31, 2016, approximately 57 percent of consolidated backlog related to projects outside of the United States compared to 63 percent as of March 31, 2015. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

On March 1, 2016, the company acquired 100 percent of Stork Holding B.V. (“Stork”) for an aggregate purchase price of €695 million (or approximately $756 million), including the assumption of debt and other liabilities. Stork, based in the Netherlands, is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The company paid €276 million (or approximately $300 million) in cash consideration. The operations of Stork will be reported in the Maintenance, Modification & Asset Integrity segment below. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of the acquisition.

In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. An additional investment of $140 million is targeted for the third quarter of 2016.

During the first quarter of 2016, the company changed the composition of its reportable segments to better reflect the diverse end markets that the company serves. The company now reports its operating results in four reportable segments as follows: Energy, Chemicals & Mining; Industrial, Infrastructure & Power; Government; and Maintenance, Modification & Asset Integrity. Segment operating information and assets for 2015 have been recast to reflect these changes. See Note 16 to the Condensed Consolidated Financial Statements for a further discussion of the company’s reportable segments.

Energy, Chemicals & Mining

Revenue and segment profit for the Energy, Chemicals & Mining segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2016	2015

Revenue	$2,443.5	$2,982.7
Segment profit	182.0	217.8

Revenue for the three months ended March 31, 2016 decreased by 18 percent compared to the three months ended March 31, 2015, primarily due to a significant decline in volume in the mining and metals business line, including the completion of a large copper concentrator project in Peru as well as reduced volume of project execution activities for certain large upstream projects that were completed or nearing completion, including a coal bed methane project in Australia and an oil sands facility in Canada. This revenue decline was partially offset by an increase in project execution activities for numerous downstream projects across various regions and chemicals projects in the U.S. Gulf Coast region.

Segment profit for the first three months of 2016 decreased by 16 percent compared to the corresponding period in 2015. The decrease in segment profit was primarily due to reduced contributions from mining and metal business line and upstream projects that were completed or nearing completion which was partially offset by an increase in project execution activities for numerous downstream projects across various regions and chemicals projects in the U.S. Gulf Coast region. Segment profit margin for the three months ended March 2016 is essentially level with the corresponding period in 2015.

New awards for the three months ended March 31, 2016 were $579 million compared to $3.3 billion for the corresponding period of 2015. Backlog of $26.8 billion as of March 31, 2016 decreased from $29.7 billion as of March 31, 2015. The reduction in backlog resulted from new award activity being outpaced by work performed. The continued decline in oil prices since the latter part of 2014 have affected the timing of new awards and pace of execution on certain existing projects. The mining and metals business line continues to experience the deferral of major capital investment decisions by some mining customers as a result of softening commodity demand.

Total assets in the segment were $2.3 billion as of March 31, 2016 compared to $1.7 billion as of December 31, 2015. The increase in total assets primarily resulted from the company’s investment in CFHI and increased working capital in support of project execution activities. For further discussion of such agreement, see “Liquidity and Financial Condition” below.

Industrial, Infrastructure & Power

Revenue and segment profit for the Industrial, Infrastructure & Power segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2016	2015

Revenue	$833.3	$546.7
Segment profit	11.9	9.7

Revenue for the three months ended March 31, 2016 increased by 52 percent compared to the three months ended March 31, 2015 primarily due to increased project execution activities in the power business line for several projects in the early stages of project execution including two nuclear projects and several gas-fired power plants in the southeastern United States. The revenue growth was partially offset by reduced project execution activities in the infrastructure and life sciences & advance manufacturing business lines.

Segment profit for the three months ended March 31, 2016 increased by 22 percent from the corresponding period in 2015. The increase in segment profit was primarily due to higher contributions associated with the project execution activities for several power business line projects in the early stages of project execution which were offset by reduced project execution activities in the infrastructure business line and an increase in NuScale expenses, net of qualified reimbursable expenditures. Segment profit margin for the three months ended March 31, 2016 was 1.4 percent compared to 1.8 percent for the corresponding period in 2015. The reduction in segment profit margin was principally driven by the close out of certain infrastructure projects in the first quarter of 2015.

The Industrial, Infrastructure & Power segment includes the operations of NuScale, which are primarily research and development activities. In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $217 million under the DOE’s Small Modular Reactor Licensing Technical Support Program. This cost-sharing award requires NuScale to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design development and certification. The DOE is to provide cost reimbursement for up to 43 percent of qualified expenditures incurred during the period from June 1, 2014 to May 31, 2019. The company recognizes the cost-sharing award as a reduction of “Total cost of revenue” in the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized. NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit, were $26 million for the three months ended March 31, 2016 compared to $17 million for the three months ended March 31, 2015.

New awards for the three months ended March 31, 2016 were $1.4 billion compared to $530 million for the first quarter of 2015. New awards for the current quarter were primarily in the infrastructure business line and included the Loop 202 South

Mountain Freeway Project in Arizona. Backlog increased to $10.3 billion as of March 31, 2016 compared to $4.8 billion as of March 31, 2015 primarily due to a $5.0 billion award from Westinghouse Electric Company to manage the construction workforce at two Westinghouse nuclear power plants projects in Georgia and South Carolina on a cost-plus, fixed-fee basis awarded in the fourth quarter of 2015.

Total segment assets were $574 million as of March 31, 2016 compared to $544 million as of December 31, 2015.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2016	2015

Revenue	$686.0	$646.0
Segment profit	17.1	14.8

Revenue for the three months ended March 31, 2016 increased 6 percent compared to the same period in 2015. Increased revenues from project execution activities at three multi-year decommissioning and decontamination projects and a construction project in the services business line were largely offset by a continued reduction in project execution activities associated with LOGCAP IV.

Segment profit for the three months ended March 31, 2016 increased 16 percent when compared to the same period in 2015 primarily due to the continued implementation of the company’s cost optimization efforts. This increase was partially offset by lower contributions from the reduction in project execution activities associated with LOGCAP IV. Segment profit margin for the first quarter of 2016 was essentially flat when compared to the same period in the prior year.

New awards for the three months ended March 31, 2016 were $2.3 billion compared to $74 million for the same period in the prior year. New awards during 2016 included the Idaho Cleanup Project Core Contract and extension to the gaseous diffusion plant project in Portsmouth, Ohio. Backlog as of March 31, 2016 increased to $5.2 billion compared to $4.2 billion as of March 31, 2015. This increase resulted from the previously mentioned significant new awards in the environmental and nuclear business. Total backlog included $2.9 billion and $1.6 billion of unfunded government contracts as of March 31, 2016 and 2015, respectively.

Total assets in the Government segment were $449 million as of March 31, 2016 compared to $495 million as of December 31, 2015.

Maintenance, Modification & Asset Integrity

Revenue and segment profit for the Maintenance, Modification & Asset Integrity segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2016	2015

Revenue	$461.1	$373.2
Segment profit	30.1	33.6

Revenue for the three months ended March 31, 2016 increased by 24 percent compared to the three months ended March 31, 2015. Revenue in 2016 includes one month of revenue associated with the recent acquisition of the Stork business, which closed on March 1, 2016. The increase in revenue from Stork was partially offset by lower revenue for the equipment business line, which experienced volume declines in Latin America and Afghanistan, as well as reduced project execution activities for the power services business line.

Segment profit for the first three months of 2016 decreased by 10 percent compared to the corresponding period in 2015. Increased segment profit contribution from the one month of ownership of Stork was more than offset by reduced segment profit associated with the volume declines in the equipment and power services business lines noted above. Segment profit margin decreased to 6.5 percent for the three months ended

March 31, 2016 compared to 9.0 percent for the three months ended March 31, 2015, principally driven by the inclusion of Stork in 2016 and reduced profit margins in the power services business line resulting from volume declines. Revenue and profit contributions from Stork are expected to fluctuate during the year due to the weather dependent cyclicality of the business, with first quarter performance generally lower than subsequent quarters.

New awards in the Maintenance, Modification & Asset Integrity segment for the first three months of 2016 were $404 million, compared to $496 million for the first quarter of 2015. Backlog of $3.7 billion as of March 31, 2016 increased from $2.5 billion as of March 31, 2015. The increase in backlog is primarily due to the inclusion of $1.5 billion backlog assumed in the Stork acquisition.

The total assets in the Maintenance, Modification & Asset Integrity segment were $2.1 billion as of March 31, 2016, compared to $924 million as of March 31, 2015. The increase in total assets resulted from the company’s acquisition of Stork as well as increased working capital in support of project execution activities.

Other

Corporate general and administrative expense for the three months ended March 31, 2016 was $55 million compared to $41 million for the three months ended March 31, 2015. The increase in corporate general and administrative expense is primarily attributable to transaction costs and integration activities associated with the Stork acquisition and legal settlement expenses. Net interest expense was $11 million for the three months ended March 31, 2016 compared to $7 million during the corresponding period of 2015. The increase is primarily attributable to interest associated with debt assumed in the Stork acquisition and the €500 million of 1.750% Senior Notes issued in March 2016. Income tax expense for the three months ended March 31, 2016 and 2015 is discussed above under “— Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit totaling $6.1 billion, which may be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $4.2 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of March 31, 2016, the company was in compliance with all its covenants related to its debt agreements. The company’s total debt to total capitalization (“debt-to-capital”) ratio as of March 31, 2016 was 35.4 percent compared to 24.8 percent as of December 31, 2015.

Cash Flows

Cash and cash equivalents were $1.7 billion as of March 31, 2016 compared to $1.9 billion as of December 31, 2015. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.0 billion and $2.4 billion as of March 31, 2016 and December 31, 2015, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. Non-U.S. cash and cash equivalents amounted to $953 million and $1.3 billion as of March 31, 2016 and December 31, 2015, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.

In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated VIEs (joint ventures and partnerships). These amounts (which totaled $365 million and $290 million as of March 31, 2016 and December 31, 2015, respectively, as reflected in the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $745 million and $754 million as of March 31, 2016 and December 31, 2015, respectively, as reflected in the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of March 31, 2016 and December 31, 2015 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

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

During the three months ended March 31, 2016, working capital increased primarily due to increases in accounts receivable and contract work in progress partially offset by an increase in accounts payable. The factors that contributed to these increases include:

•                  The increases in accounts receivable, contract work in progress and accounts payable due to the Stork acquisition.

•                  An increase in accounts receivable in the Energy, Chemicals & Mining segment, which resulted primarily from normal billing activities for various projects and was not indicative of any significant collection or liquidity issues.

•                  An increase in contract work in progress in the Energy, Chemicals & Mining segment.

•                  An increase in accounts payable in the Energy, Chemicals & Mining segment, which resulted primarily from normal invoicing and payment activities.

During the three months ended March 31, 2015, working capital increased primarily due to an increase in prepaid income taxes and a decrease in accounts payable partially offset by a decrease in accounts receivable. Significant drivers of these fluctuations were:

•                  A decrease in accounts payable in the Energy, Chemicals & Mining segment. The lower accounts payable balance in 2015 resulted primarily from normal invoicing and payment activities for numerous projects.

•                  A decrease in accounts receivable in the Energy, Chemicals & Mining segment, primarily for the coal bed methane gas project in Australia.

Cash provided by operating activities was $115 million for the three months ended March 31, 2016 compared to $39 million for the corresponding period of the prior year. The improvement in cash flows from operating activities resulted primarily from cash outflows in the 2015 period totaling $306 million associated with discontinued operations as discussed below, partially offset by unfavorable period-over-period changes in working capital.

The company contributed $9.0 million into its international defined benefit pension plans during the three months ended March 31, 2016 compared to $0.9 million during the corresponding period of the prior year. The company currently expects to contribute between $15 million and $20 million during 2016, which is expected to be in excess of the minimum funding required.

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

Investing Activities

Cash utilized by investing activities amounted to $560 million and $18 million for the three months ended March 31, 2016 and 2015, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; business acquisitions; and investments in partnerships and joint ventures.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the three months ended March 31, 2016 and 2015, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $99 million and $48 million, respectively. The company held combined current and noncurrent marketable securities of $320 million and $418 million as of March 31, 2016 and December 31, 2015, respectively.

Capital expenditures of $49 million and $74 million for the three months ended March 31, 2016 and 2015, respectively, primarily related to construction equipment associated with equipment operations in the Maintenance, Modification & Asset Integrity segment, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $26 million and $30 million during the first quarter of 2016 and 2015, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Maintenance, Modification & Asset Integrity segment.

On March 1, 2016, the company acquired 100 percent of Stork for an aggregate purchase price of €695 million (or approximately $756 million), including the assumption of debt and other liabilities. Stork, based in the Netherlands, is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The company paid €276 million (or approximately $300 million) in cash consideration. The company borrowed €200 million (or approximately $217 million) under its $1.7 billion Revolving Loan and Letter of Credit Facility, and paid €76 million (or approximately $83 million) of cash on hand to initially finance the Stork acquisition. The €200 million borrowed under the $1.7 billion Revolving Loan and Letter of Credit Facility was subsequently repaid from the net proceeds of the 2016 Notes as discussed in Note 10 to the Condensed Consolidated Financial Statements.

The company continues to make investments in partnerships or joint ventures primarily for the execution of single contracts or projects. Investments in unconsolidated partnerships and joint ventures were $402 million and $22 million during the three months ended March 31, 2016 and 2015, respectively. Investments during the three months ended March 31, 2016 included an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. An additional investment of $140 million is targeted for the third quarter of 2016.

Financing Activities

Cash provided by financing activities of $171 million during the three months ended March 31, 2016 and cash utilized by financing activities of $154 million during the three months ended March 31, 2015 included company stock repurchases, company dividend payments to stockholders, proceeds from the issuance of senior notes, repayments of debt, distributions paid to holders of noncontrolling interests, and borrowings and repayment under revolving lines of credit.

Cash utilized by financing activities during the three months ended March 31, 2016 and 2015 included the repurchase and cancellation of 202,650 and 1,939,997 shares of the company’s common stock for $10 million and $112 million, respectively, under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2015 were paid in the first quarter of 2016. Quarterly cash dividends of $0.21 per share were declared in the first quarter of 2016 and 2015. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

In March 2016, the company issued €500 million of 1.750% Senior Notes (the “2016 Notes”) due March 21, 2023 and received proceeds of €497 million (or approximately $550 million), net of underwriting discounts. Interest on the 2016 Notes is payable annually on March 21 of each year, beginning on March 21, 2017. Prior to December 21, 2022, the company may redeem the 2016 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. On or after December 21, 2022, the company may redeem the 2016 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Additionally, the company may redeem the 2016 Notes at any time upon the occurrence of certain changes in U.S. tax laws at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

In November 2014, the company issued $500 million of 3.5% Senior Notes (the “2014 Notes”) due December 15, 2024 and received proceeds of $491 million, net of underwriting discounts. Interest on the 2014 Notes is payable semi-annually on June 15 and December 15 of each year, and began on June 15, 2015. Prior to September 15, 2024, the company may redeem the 2014 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. On or after September 15, 2024, the company may redeem the 2014 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

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

For the 2016 Notes, the 2014 Notes and the 2011 Notes, if a change of control triggering event occurs, as defined by the terms of the respective indentures, the company will be required to offer to purchase applicable notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of redemption. The company is generally not limited under the indentures governing the 2016 Notes, the 2014 Notes and the 2011 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.

In conjunction with the acquisition of Stork on March 1, 2016, the company assumed Stork’s outstanding debt obligations, including its 11.0% Super Senior Notes due 2017 (the ‘‘Stork Notes’’), borrowings under a €110 million Super Senior Revolving Credit Facility, and other debt obligations. On March 2, 2016, the company gave notice to all holders of the Stork Notes of the full redemption of the outstanding €273 million (or approximately $296 million) principal amount of Stork Notes plus a redemption premium of €7 million (or approximately $8 million) effective March 17, 2016. The redemption of the Stork Notes was initially funded with additional borrowings under the company’s $1.7 billion Revolving Loan and Letter of Credit Facility, which borrowings were subsequently repaid from the net proceeds of the 2016 Notes. Certain other outstanding debt obligations assumed in the Stork acquisition of €20 million (or approximately $22 million) were settled during the three months ended March 31, 2016.

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $13 million and $4 million during the three months ended March 31, 2016 and 2015, respectively. Distributions in 2016 primarily related to a transportation joint venture project in the United States.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the three months ended March 31, 2016, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gain of $36 million, of which $22 million related to cash held by foreign subsidiaries. During the three months ended March 31, 2015, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $78 million, of which $49 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of March 31, 2016, the company had a combination of committed and uncommitted lines of credit totaling $6.1 billion that may be used for revolving loans and letters of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2021. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin. Also included in committed lines of credit as of March 31, 2016 was a €110 million Super Senior Revolving Credit Facility that was assumed in connection with the acquisition of Stork. This facility was available for revolving loans, bank guarantees and letters of credit and accrued interest at EURIBOR plus 3.75%. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility that may also be used to fund working capital in the ordinary course of business. This replacement facility expires in April 2017 and bears interest at EURIBOR plus .75%.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. As of March 31, 2016, letters of credit and borrowings totaling $1.9 billion were outstanding under these committed and uncommitted lines of credit. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $19.9 billion as of March 31, 2016. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of March 31, 2016 and December 31, 2015 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first quarter of 2016. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2015 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended March 31,
(in millions)	2016	2015
Backlog — beginning of period	$44,726.1	$42,481.5
New awards	4,681.4	4,447.7
Acquisition of Stork	1,533.7	—
Adjustments and cancellations, net(1)	(640.4)	(1,315.4)
Work performed	(4,311.3)	(4,419.0)
Backlog — end of period	$45,989.5	$41,194.8

(1)         Adjustments and cancellations, net resulted primarily from exchange rate fluctuations.

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

For information on matters in dispute, see Note 14 to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 18, 2016, and Note 13 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended March 31, 2016 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (2)

January 1, 2016 — January 31, 2016	202,650	$47.94	202,650	1,610,219

February 1, 2016 — February 29, 2016	—	—	—	11,610,219

March 1, 2016 — March 31, 2016	480	47.76	—	11,610,219

Total	203,130	$47.94	202,650

(1)                  Consists of 202,650 shares of company stock repurchased and cancelled by the company under its stock repurchase program for total consideration of $10 million and 480 shares of company stock cancelled as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

(2)                  The share repurchase program was originally announced on November 3, 2011 for 12,000,000 shares and has been amended since then to increase the size of the program by an aggregate 34,000,000 shares, most recently in February 2016 with an increase of 10,000,000 shares. The company continues to repurchase shares from time to time in open market transactions or privately negotiated transactions, including through pre-arranged trading programs, at its discretion, subject to market conditions and other factors and at such time and in amounts that the company deems appropriate.

Item 6.           Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 8, 2012).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2016).
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

4.5

Fourth Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of March 21, 2016 (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on March 21, 2016).

10.1

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

10.3	Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2013).
10.4

Form of Stock Option Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010).

10.5

Form of Option Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.6

Form of Value Driver Incentive Award Agreement (for the senior team) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.7	Form of Value Driver Incentive Award Agreement (for the senior team, with a post-vesting holding period) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan.*
10.8

Form of Value Driver Incentive Award Agreement (for non-senior executives) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.9	Form of Value Driver Incentive Award Agreement (cash-based, for non-senior executives) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan.*
10.10	Form of Restricted Stock Unit Agreement (for the senior team, with a post-vesting holding period) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan.*

10.11

Form of Restricted Stock Unit Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.27 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.12

Form of Non-U.S. Stock Growth Incentive Award Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.13

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

10.15	Fluor Executives’ Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).
10.16	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed on February 22, 2012).
10.17	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on February 18, 2015).
10.18	Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 filed on May 1, 2014).
10.19

Form of Restricted Stock Unit Agreement under the Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on July 30, 2015).

10.20

Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.21

Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of January 1, 2015 (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed on February 18, 2015).

10.22	Directors’ Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.23

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

10.25

$1,800,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo - Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 2, 2016).

10.26

$1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo - Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-Q filed on March 2, 2016).

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

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2016 and 2015, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, and (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 5, 2016	/s/ Biggs C. Porter
Biggs C. Porter
Executive Vice President and Chief Financial Officer

Date:	May 5, 2016	/s/ Robin K. Chopra
Robin K. Chopra
Senior Vice President and Controller
(Chief Accounting Officer)