Form 10-Q
period 2016-06-30
FLUOR CORP
filed 2016-08-04
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 29, 2016, 139,248,369 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

June 30, 2016

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015

TOTAL REVENUE	$4,856,117	$4,810,106	$9,280,006	$9,358,755

TOTAL COST OF REVENUE	4,607,868	4,516,125	8,775,935	8,767,314

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	52,640	47,785	107,753	88,895
Interest expense	18,719	11,401	33,364	23,569
Interest income	(4,512)	(4,054)	(7,668)	(8,750)
Total cost and expenses	4,674,715	4,571,257	8,909,384	8,871,028

EARNINGS BEFORE TAXES	181,402	238,849	370,622	487,727
INCOME TAX EXPENSE	61,348	78,105	131,557	161,379

NET EARNINGS	120,054	160,744	239,065	326,348

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	18,241	12,237	32,929	33,762

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$101,813	$148,507	$206,136	$292,586

BASIC EARNINGS PER SHARE	$0.73	$1.02	$1.48	$1.99

DILUTED EARNINGS PER SHARE	$0.72	$1.00	$1.46	$1.96

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	139,226	146,261	139,088	146,996
DILUTED	140,801	147,921	140,833	148,918

DIVIDENDS DECLARED PER SHARE	$0.21	$0.21	$0.42	$0.42

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

NET EARNINGS	$120,054	$160,744	$239,065	$326,348

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(38,516)	12,885	(16,180)	(35,839)
Ownership share of equity method investees’ other comprehensive income (loss)	8,384	1,653	366	(2,828)
Defined benefit pension and postretirement plan adjustments	1,208	2,677	(2,117)	5,365
Unrealized gain (loss) on derivative contracts	(2,681)	496	921	1,390
Unrealized gain (loss) on available-for-sale securities	265	(235)	1,112	374
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(31,340)	17,476	(15,898)	(31,538)

COMPREHENSIVE INCOME	88,714	178,220	223,167	294,810

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	18,940	11,626	33,684	33,742

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$69,774	$166,594	$189,483	$261,068

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	June 30,	December 31,
(in thousands, except share and per share amounts)	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($379,146 and $289,991 related to variable interest entities (“VIEs”))	$1,627,054	$1,949,886
Marketable securities, current ($67,156 and $70,176 related to VIEs)	125,086	197,092
Accounts and notes receivable, net ($262,090 and $186,833 related to VIEs)	1,676,241	1,203,024
Contract work in progress ($198,397 and $178,826 related to VIEs)	1,796,469	1,376,471
Other current assets ($30,373 and $27,362 related to VIEs)	426,390	378,927
Total current assets	5,651,240	5,105,400

Marketable securities, noncurrent	163,715	220,634
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,084,124 and $1,046,077) (net PP&E of $68,651 and $70,247 related to VIEs))	1,055,902	892,340
Goodwill	567,264	111,646
Investments	748,455	337,930
Deferred taxes	339,206	394,832
Deferred compensation trusts	332,432	360,725
Other assets ($24,616 and $24,141 related to VIEs)	383,253	201,899
TOTAL ASSETS	$9,241,467	$7,625,406

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($275,511 and $178,139 related to VIEs)	$1,714,192	$1,266,509
Revolving credit facility and other borrowings	166,081	—
Advance billings on contracts ($234,097 and $188,484 related to VIEs)	737,663	754,037
Accrued salaries, wages and benefits ($31,672 and $47,526 related to VIEs)	731,393	669,592
Other accrued liabilities ($40,060 and $25,384 related to VIEs)	430,701	245,214
Total current liabilities	3,780,030	2,935,352

LONG-TERM DEBT DUE AFTER ONE YEAR	1,547,459	986,564
NONCURRENT LIABILITIES	630,344	589,991
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 139,243,680 and 139,018,309 shares in 2016 and 2015, respectively	1,392	1,390
Additional paid-in capital	21,441	—
Accumulated other comprehensive loss	(449,428)	(432,775)
Retained earnings	3,566,143	3,428,732
Total shareholders’ equity	3,139,548	2,997,347

Noncontrolling interests	144,086	116,152

Total equity	3,283,634	3,113,499

TOTAL LIABILITIES AND EQUITY	$9,241,467	$7,625,406

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$239,065	$326,348
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	101,390	94,695
Amortization of intangibles	7,191	445
(Earnings) loss from equity method investments, net of distributions	13,951	(7,377)
Gain on sale of property, plant and equipment	(10,182)	(18,034)
Amortization of stock-based awards	23,912	27,774
Deferred compensation trust	28,322	35,754
Deferred compensation obligation	10,416	3,169
Deferred taxes	23,972	146,941
Net retirement plan accrual (contributions)	(8,690)	6,968
Changes in operating assets and liabilities	(341,659)	(111,957)
Cash outflows from discontinued operations	—	(306,490)
Other items	2,856	5,953
Cash provided by operating activities	90,544	204,189

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(216,884)	(182,561)
Proceeds from the sales and maturities of marketable securities	346,486	220,728
Capital expenditures	(107,345)	(133,487)
Proceeds from disposal of property, plant and equipment	39,047	54,890
Investments in partnerships and joint ventures	(400,651)	(47,458)
Acquisitions, net of cash acquired	(240,740)	—
Other items	7,042	911
Cash utilized by investing activities	(573,045)	(86,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(9,718)	(214,253)
Dividends paid	(59,333)	(63,531)
Proceeds from issuance of 1.75% Senior Notes	552,958	—
Debt issuance costs	(3,513)	—
Repayment of Stork Notes, convertible debt and other borrowings	(332,509)	(28,425)
Borrowings under revolving lines of credit	883,750	—
Repayment of borrowings under revolving lines of credit	(851,594)	—
Distributions paid to noncontrolling interests	(24,327)	(41,766)
Capital contributions by noncontrolling interests	8,016	2,294
Taxes paid on vested restricted stock	(6,987)	(8,392)
Stock options exercised	3,144	1,162
Other items	8,554	(3,495)
Cash provided (utilized) by financing activities	168,441	(356,406)

Effect of exchange rate changes on cash	(8,772)	(30,171)

Decrease in cash and cash equivalents	(322,832)	(269,365)
Cash and cash equivalents at beginning of period	1,949,886	1,993,125
Cash and cash equivalents at end of period	$1,627,054	$1,723,760

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  Principles of Consolidation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2015 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2016 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of June 30, 2016 and December 31, 2015 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2015 have been reclassified to conform to the 2016 presentation due to the implementation of new accounting pronouncements discussed below. Segment operating information for 2015 has been recast to reflect changes in the composition of the company’s reportable segments as discussed in Note 16. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

The Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2016 include the financial statements of Stork Holding B.V. (“Stork”) since March 1, 2016, the date of acquisition. See Note 17 for a further discussion of the acquisition.

(2)                  Recent Accounting Pronouncements

New accounting pronouncements implemented by the company during the first six months of 2016 or requiring implementation in future periods are discussed below or in the related notes, where appropriate.

In the first quarter of 2016, the company adopted Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes” on a retrospective basis. This ASU requires entities to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent. As a result of the adoption of ASU 2015-17, deferred tax assets of $173 million were reclassified from current assets to noncurrent assets on the Condensed Consolidated Balance Sheet as of December 31, 2015. The adoption of ASU 2015-17 did not have any impact on the company’s results of operations or cash flows.

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

In the first quarter of 2016, the company adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” on a retrospective basis. This ASU changes the presentation of debt issuance costs on the balance sheet by requiring entities to present such costs as a direct deduction from the related debt liability rather than as an asset. As a result of the adoption of ASU

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

2015-03, debt issuance costs of $6 million were reclassified from noncurrent assets to a direct deduction of long-term debt on the Condensed Consolidated Balance Sheet as of December 31, 2015. The adoption of ASU 2015-03 did not have any impact on the company’s results of operations or cash flows.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU replace the incurred loss impairment methodology in current practice with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Management does not expect the adoption of ASU 2016-13 to have a material impact on the company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify various aspects of the accounting for share-based payment awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact of adopting ASU 2016-09 on the company’s financial position, results of operations and cash flows.

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

In March 2016, the FASB issued ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This ASU clarifies that the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. ASU 2016-05 is effective for interim and annual reporting periods beginning after December 15, 2016. ASU 2016-05 can be applied on either a prospective or modified retrospective basis. Management does not expect the adoption of ASU 2016-05 to have a material impact on the company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases: Amendments to the FASB Accounting Standards Codification,” which amends the existing guidance on accounting for leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet, and the disclosure of key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted and modified retrospective application is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Management is currently evaluating the impact of adopting ASU 2016-02 on the company’s financial position, results of operations or cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall — Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to recognize any changes in fair value in net income unless the investments qualify for a practicability exception. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Management does not expect the adoption of ASU 2016-01 to have a material impact on the company’s financial position, results of operations or cash flows.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting (performance obligations), how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price.

As a result of the deferral of the effective date in ASU 2015-14, “Revenue from Contracts with Customers — Deferral of the Effective Date,” the company will now be required to adopt ASU 2014-09 for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 can be applied either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption.

In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the principal versus agent guidance in ASU 2014-09. ASU 2016-08 clarifies how an entity determines whether to report revenue gross or net based on whether it controls a specific good or service before it is transferred to a customer. ASU 2016-08 also reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent.

In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends certain aspects of ASU 2014-09. ASU 2016-10 amends how an entity should identify performance obligations for immaterial promised goods or services, shipping and handling activities and promises that may represent performance obligations. ASU 2016-10 also provides implementation guidance for determining the nature of licensing and royalties arrangements.

In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which also clarifies certain aspects of ASU 2014-09 including the assessment of collectability, presentation of sales taxes, treatment of noncash consideration, and accounting for completed contracts and contract modifications at transition. ASU 2016-12, 2016-10 and 2016-08 are effective upon adoption of ASU 2014-09.

Management is currently evaluating the impact of adopting ASU 2014-09, 2016-08, 2016-10 and 2016-12 on the company’s financial position, results of operations, cash flows and related disclosures. Adoption of these ASUs is expected to affect the manner in which the company determines the unit of account for its projects (i.e., performance obligations). Under existing

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

guidance, the company typically segments revenue and margin recognition between the engineering and construction phases of its contracts. Upon adoption, the company expects that the entire engineering and construction contract will typically be a single unit of account (a single performance obligation), which will result in a more consistent recognition of revenue and margin over the term of the contract. Management is considering whether to adopt ASU 2014-09 at the required adoption date for the company (January 2018) or earlier (January 2017). The company expects to adopt this new standard using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption.

(3)                  Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(61,923)	$23,407	$(38,516)	$21,082	$(8,197)	$12,885
Ownership share of equity method investees’ other comprehensive income	13,112	(4,728)	8,384	1,838	(185)	1,653
Defined benefit pension and postretirement plan adjustments	1,933	(725)	1,208	4,283	(1,606)	2,677
Unrealized gain (loss) on derivative contracts	(4,337)	1,656	(2,681)	648	(152)	496
Unrealized gain (loss) on available-for-sale securities	424	(159)	265	(375)	140	(235)
Total other comprehensive income (loss)	(50,791)	19,451	(31,340)	27,476	(10,000)	17,476
Less: Other comprehensive income (loss) attributable to noncontrolling interests	699	—	699	(611)	—	(611)
Other comprehensive income (loss) attributable to Fluor Corporation	$(51,490)	$19,451	$(32,039)	$28,087	$(10,000)	$18,087

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The tax effects of the components of OCI for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(26,168)	$9,988	$(16,180)	$(57,189)	$21,350	$(35,839)
Ownership share of equity method investees’ other comprehensive income (loss)	1,020	(654)	366	(4,164)	1,336	(2,828)
Defined benefit pension and postretirement plan adjustments	(617)	(1,500)	(2,117)	8,584	(3,219)	5,365
Unrealized gain on derivative contracts	1,448	(527)	921	2,062	(672)	1,390
Unrealized gain on available-for-sale securities	1,779	(667)	1,112	599	(225)	374
Total other comprehensive loss	(22,538)	6,640	(15,898)	(50,108)	18,570	(31,538)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	755	—	755	(20)	—	(20)
Other comprehensive loss attributable to Fluor Corporation	$(23,293)	$6,640	$(16,653)	$(50,088)	$18,570	$(31,518)

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended June 30, 2016 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of March 31, 2016	$(200,207)	$(45,967)	$(165,855)	$(5,735)	$375	$(417,389)
Other comprehensive income (loss) before reclassifications	(39,010)	8,384	—	(3,980)	325	(34,281)
Amounts reclassified from AOCI	—	—	1,208	1,094	(60)	2,242
Net other comprehensive income (loss)	(39,010)	8,384	1,208	(2,886)	265	(32,039)
Balance as of June 30, 2016	$(239,217)	$(37,583)	$(164,647)	$(8,621)	$640	$(449,428)

Attributable to Noncontrolling Interests:
Balance as of March 31, 2016	$(140)	$—	$—	$(428)	$—	$(568)
Other comprehensive income before reclassifications	494	—	—	126	—	620
Amounts reclassified from AOCI	—	—	—	79	—	79
Net other comprehensive income	494	—	—	205	—	699
Balance as of June 30, 2016	$354	$—	$—	$(223)	$—	$131

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The changes in AOCI balances by component (after-tax) for the six months ended June 30, 2016 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2015	$(222,569)	$(37,949)	$(162,530)	$(9,255)	$(472)	$(432,775)
Other comprehensive income (loss) before reclassifications	(16,648)	366	(4,617)	(2,184)	1,135	(21,948)
Amounts reclassified from AOCI	—	—	2,500	2,818	(23)	5,295
Net other comprehensive income (loss)	(16,648)	366	(2,117)	634	1,112	(16,653)
Balance as of June 30, 2016	$(239,217)	$(37,583)	$(164,647)	$(8,621)	$640	$(449,428)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2015	$(114)	$—	$—	$(510)	$—	$(624)
Other comprehensive income before reclassifications	468	—	—	110	—	578
Amounts reclassified from AOCI	—	—	—	177	—	177
Net other comprehensive income	468	—	—	287	—	755
Balance as of June 30, 2016	$354	$—	$—	$(223)	$—	$131

The changes in AOCI balances by component (after-tax) for the three months ended June 30, 2015 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of March 31, 2015	$(168,660)	$(34,917)	$(322,457)	$(8,131)	$348	$(533,817)
Other comprehensive income (loss) before reclassifications	13,660	1,653	—	(120)	(234)	14,959
Amounts reclassified from AOCI	—	—	2,677	452	(1)	3,128
Net other comprehensive income (loss)	13,660	1,653	2,677	332	(235)	18,087
Balance as of June 30, 2015	$(155,000)	$(33,264)	$(319,780)	$(7,799)	$113	$(515,730)

Attributable to Noncontrolling Interests:
Balance as of March 31, 2015	$1,848	$—	$—	$(614)	$—	$1,234
Other comprehensive income (loss) before reclassifications	(775)	—	—	105	—	(670)
Amounts reclassified from AOCI	—	—	—	59	—	59
Net other comprehensive income (loss)	(775)	—	—	164	—	(611)
Balance as of June 30, 2015	$1,073	$—	$—	$(450)	$—	$623

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

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

	Location in	Three Months Ended		Six Months Ended
	Condensed Consolidated	June 30,		June 30,
(in thousands)	Statement of Earnings	2016	2015	2016	2015
Component of AOCI:
Defined benefit pension plan adjustments	Various accounts(1)	$(1,933)	$(4,283)	$(4,000)	$(8,584)
Income tax benefit	Income tax expense	725	1,606	1,500	3,219
Net of tax		$(1,208)	$(2,677)	$(2,500)	$(5,365)

Unrealized loss on derivative contracts:
Commodity and foreign currency contracts	Total cost of revenue	$(1,412)	$(398)	$(3,884)	$(460)
Interest rate contracts	Interest expense	(420)	(420)	(839)	(839)
Income tax benefit (net)	Income tax expense	659	307	1,728	487
Net of tax		(1,173)	(511)	(2,995)	(812)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(79)	(59)	(177)	(133)
Net of tax and noncontrolling interests		$(1,094)	$(452)	$(2,818)	$(679)

Unrealized gain on available-for-sale securities	Corporate general and administrative expense	$95	$2	$36	$112
Income tax expense	Income tax expense	(35)	(1)	(13)	(42)
Net of tax		$60	$1	$23	$70

(1)            Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(4)                  Income Taxes

The effective tax rates for the three and six months ended June 30, 2016 were 33.8 percent and 35.5 percent, respectively, compared to 32.7 percent and 33.1 percent for the corresponding periods of 2015. The higher effective rates for the three and six months ended June 30, 2016 were primarily due to unfavorable impacts of foreign losses without benefits and the prior periods being favorably impacted by a benefit for an IRS settlement. Both periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

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

(5)                  Cash Paid for Interest and Taxes

Cash paid for interest was $38 million and $21 million for the six months ended June 30, 2016 and 2015, respectively. Income tax payments, net of refunds, were $77 million and $115 million during the six-month periods ended June 30, 2016 and 2015, respectively.

(6)                   Earnings Per Share

Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015

Net earnings attributable to Fluor Corporation	$101,813	$148,507	$206,136	$292,586

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	139,226	146,261	139,088	146,996

Basic earnings per share	$0.73	$1.02	$1.48	$1.99

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	139,226	146,261	139,088	146,996

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units	1,575	1,660	1,745	1,742
Conversion equivalent of dilutive convertible debt	—	—	—	180
Weighted average diluted shares outstanding	140,801	147,921	140,833	148,918

Diluted earnings per share	$0.72	$1.00	$1.46	$1.96

Anti-dilutive securities not included above	4,107	3,499	3,917	3,330

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

During the six months ended June 30, 2016, the company repurchased and cancelled 202,650 shares of its common stock under its stock repurchase program for $10 million. No shares were repurchased during the three months ended June 30, 2016. During the three and six months ended June 30, 2015, the company repurchased and cancelled 1,782,679 and 3,722,676 shares, respectively, of its common stock under its stock repurchase program for $103 million and $214 million, respectively.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$6,526	$6,526	$—	$—	$19,161	$19,161	$—	$—
Marketable securities, current(2)	49,442	—	49,442	—	87,763	—	87,763	—
Deferred compensation trusts(3)	30,130	30,130	—	—	60,003	60,003	—	—
Marketable securities, noncurrent(4)	163,715	—	163,715	—	220,634	—	220,634	—
Derivative assets(5)
Commodity contracts	138	—	138	—	341	—	341	—
Foreign currency contracts	29,149	—	29,149	—	8,439	—	8,439	—

Liabilities:
Derivative liabilities(5)
Commodity contracts	$1,549	$—	$1,549	$—	$2,510	$—	$2,510	$—
Foreign currency contracts	33,034	—	33,034	—	14,138	—	14,138	—

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(4)     Consists of investments in U.S. agency securities, U.S. Treasury securities and corporate debt securities with maturities ranging from one year to three years that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

(5)     See Note 8 for the classification of commodity and foreign currency contracts on the Condensed Consolidated Balance Sheet. Commodity and foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of June 30, 2016: money market funds of $7 million, U.S. agency securities of $13 million, U.S. Treasury securities of $90 million and corporate debt securities of $110 million. As of December 31, 2015, available-for-sale securities consisted of money market funds of $19 million, U.S. agency securities of $18 million, U.S. Treasury securities of $102 million and corporate debt securities of $189 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During the three and six months ended June 30, 2016, proceeds from sales and maturities of available-for-sale securities were $92 million and $214 million, respectively, compared to $20 million and $203 million for the corresponding periods of 2015.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value on the Condensed Consolidated Balance Sheet are as follows:

		June 30, 2016		December 31, 2015
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$992,591	$992,591	$1,073,756	$1,073,756
Cash equivalents(2)	Level 2	627,937	627,937	856,969	856,969
Marketable securities, current(3)	Level 2	75,644	75,644	109,329	109,329
Notes receivable, including noncurrent portion(4)	Level 3	25,010	25,010	19,182	19,182
Liabilities:
1.750% Senior Notes(5)	Level 2	$549,340	$579,954	$—	$—
3.375% Senior Notes(5)	Level 2	495,588	530,435	495,165	509,025
3.5% Senior Notes(5)	Level 2	491,879	536,135	491,399	504,265
Revolving Credit Facility(6)	Level 2	121,803	121,803	—	—
Other borrowings, including noncurrent portion(7)	Level 2	54,930	54,930	—	—

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(5) The fair value of the 1.750% Senior Notes, 3.375% Senior Notes and 3.5% Senior Notes were estimated based on quoted market prices for similar issues.

(6) Amounts represent borrowings under the company’s €125 million Revolving Credit Facility which expires in April 2017, as discussed in Note 10. The carrying amount of the borrowings under this revolving credit facility approximates fair value because of the short-term maturity.

(7) Other borrowings as of June 30, 2016 primarily represent bank loans and other financing arrangements assumed in conjunction with the acquisition of Stork. See Note 17 for a further discussion of the acquisition. The majority of these borrowings mature within one year. The carrying amounts of the borrowings under these arrangements approximate fair value because of the short-term maturity.

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

As of June 30, 2016, the company had total gross notional amounts of $790 million of foreign currency contracts and $6 million of commodity contracts outstanding relating to hedging of engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. The foreign currency contracts are of varying duration, none of which extend beyond December 2019. The commodity contracts are of varying duration, none of which extend beyond December 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the three and six months ended June 30, 2016 and 2015.

The fair values of derivatives designated as hedging instruments under ASC 815 as of June 30, 2016 and December 31, 2015 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
(in thousands)	Location	2016	2015	Location	2016	2015
Commodity contracts	Other current assets	$138	$326	Other accrued liabilities	$1,460	$2,195
Foreign currency contracts	Other current assets	14,707	6,865	Other accrued liabilities	16,587	12,381
Commodity contracts	Other assets	—	15	Noncurrent liabilities	89	315
Foreign currency contracts	Other assets	14,442	1,574	Noncurrent liabilities	16,447	1,757
Total		$29,287	$8,780		$34,583	$16,648

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The pre-tax net gains (losses) recognized in earnings associated with the hedging instruments designated as fair value hedges for the three and six months ended June 30, 2016 and 2015 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2016	2015	2016	2015

Foreign currency contracts	Corporate general and administrative expense	$(1,521)	$5,237	$(1,326)	$4,083

The pre-tax amount of gain (loss) recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the amount of gain (loss) recognized in earnings on the hedged items in the same locations on the Condensed Consolidated Statement of Earnings.

The after-tax amount of gain (loss) recognized in OCI associated with the derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedges (in thousands)	2016	2015	2016	2015
Commodity contracts	$298	$11	$300	$(102)
Foreign currency contracts	(4,278)	(131)	(2,484)	578
Total	$(3,980)	$(120)	$(2,184)	$476

The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2016	2015	2016	2015
Commodity contracts	Total cost of revenue	$(57)	$(120)	$(177)	$(211)
Foreign currency contracts	Total cost of revenue	(775)	(70)	(2,117)	56
Interest rate contracts	Interest expense	(262)	(262)	(524)	(524)
Total		$(1,094)	$(452)	$(2,818)	$(679)

As of June 30, 2016, the company also had total gross notional amounts of $8 million of foreign currency contracts and $2 million of commodity contracts outstanding that were not designated as hedging instruments. These contracts primarily related to engineering and construction and operations and maintenance contract obligations denominated in nonfunctional currencies. Recognized gains of $3 million and $0.3 million associated with these contracts were included in Cost of Revenues for the three and six months ended June 30, 2016, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(9)                   Retirement Benefits

Net periodic pension expense for the company’s defined benefit pension plans included the following components:

	U.S. Pension Plan				Non-U.S. Pension Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in thousands)	2016 (1)	2015	2016 (1)	2015	2016	2015	2016	2015
Service cost	$—	$1,700	$—	$3,400	$5,014	$5,139	$9,746	$10,341
Interest cost	—	3,800	—	7,599	6,899	6,648	13,520	13,289
Expected return on assets	—	(5,275)	—	(10,550)	(10,258)	(12,295)	(20,309)	(24,600)
Amortization of prior service cost	—	216	—	433	(198)	(203)	(407)	(409)
Recognized net actuarial loss	—	2,351	—	4,702	2,130	1,919	4,406	3,858
Net periodic pension expense	$—	$2,792	$—	$5,584	$3,587	$1,208	$6,956	$2,479

(1)         In December 2015, the company settled the remaining obligations associated with its U.S. defined benefit pension plan. A detailed discussion of the plan settlement is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2015.

The company currently expects to contribute between $15 million and $20 million into its non-U.S. defined benefit pension plans during 2016, which is expected to be in excess of the minimum funding required. During the six months ended June 30, 2016, contributions of approximately $11 million were made by the company.

(10)            Financing Arrangements

As of June 30, 2016, the company had a combination of committed and uncommitted lines of credit totaling $6.0 billion that may be used for revolving loans and letters of credit. As of June 30, 2016, letters of credit and borrowings totaling $2.0 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2021. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

In connection with the Stork acquisition, the company assumed a €110 million Super Senior Revolving Credit Facility that bore interest at EURIBOR plus 3.75%. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility which may be used for revolving loans, bank guarantees, letters of credit and to fund working capital in the ordinary course of business. This replacement facility expires in April 2017 and bears interest at EURIBOR plus .75%. The €125 million Revolving Credit Facility was included in committed lines of credit as of June 30, 2016. Outstanding borrowings under this facility amounted to €110 million (or approximately $122 million) as of June 30, 2016.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Other borrowings of $55 million as of June 30, 2016 primarily represent bank loans and other financing arrangements assumed in conjunction with the acquisition of Stork, exclusive of the Stork Notes.

As of June 30, 2016, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)           Stock-Based Plans

The company’s executive and director stock-based compensation plans are described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2015. In the first half of 2016 and 2015, restricted stock units totaling 553,415 and 546,679, respectively, were granted to executives and directors, at weighted-average per share prices of $46.50 and $59.11, respectively. For the company’s executives, the restricted stock units granted in 2016 and 2015 generally vest ratably over three years. For the company’s directors, the restricted stock units granted in 2016 and 2015 vest or vested on the first anniversary of the grant. During the first half of 2016 and 2015, options for the purchase of 662,001 shares at a weighted-average exercise price of $46.07 per share and 963,288 shares at a weighted-average exercise price of $59.05 per share, respectively, were awarded to executives. The options granted in 2016 and 2015 vest ratably over three years. The options expire ten years after the grant date.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In the first half of 2016 and 2015, performance-based Value Driver Incentive (“VDI”) units totaling 98,684 and 430,970, respectively, were granted to executives at weighted-average per share prices of $46.07 and $59.05, respectively. The number of units is adjusted at the end of each performance period based on the achievement of certain performance criteria. The VDI awards granted in 2016 and 2015 can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718. Both the VDI awards granted in 2016 and 2015 vest after a period of approximately three years. VDI awards granted during 2016 are also subject to a post-vest holding period restriction for the period of three years.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and six months ended June 30, 2016, net earnings attributable to noncontrolling interests were $18 million and $33 million, respectively. For the three and six months ended June 30, 2015, net earnings attributable to noncontrolling interests were $12 million and $34 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods presented. Distributions paid to noncontrolling interests were $24 million and $42 million for the six months ended June 30, 2016 and 2015, respectively. Capital contributions by noncontrolling interests were $8 million and $2 million for the six months ended June 30, 2016 and 2015, respectively.

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

Other Matters

The company has made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. As of June 30, 2016 and December 31, 2015, the company had recorded $49 million and $30 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract work in progress. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future quarters. The company believes the ultimate recovery of incurred and future costs related to these claims is probable in accordance with ASC 605-35-25.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(14)            Guarantees

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $21.7 billion as of June 30, 2016. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of June 30, 2016 and December 31, 2015 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

(15)            Partnerships and Joint Ventures

In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Receivables related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” on the Condensed Consolidated Balance Sheet were $308 million and $132 million as of June 30, 2016 and December 31, 2015, respectively.

For unconsolidated partnerships and joint ventures in the construction industry, the company generally recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting on the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company’s investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $673 million and $292 million as of June 30, 2016 and December 31, 2015, respectively, and were classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet.

In August 2015, the company entered into an agreement to form COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has a 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. In February 2016, the company made an initial cash investment of $350 million and an additional investment of $140 million will be made in the future.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The net carrying value of the unconsolidated VIEs classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet was a net asset of $259 million and $208 million as of June 30, 2016 and December 31, 2015, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of June 30, 2016 for the unconsolidated VIEs were $36 million.

In some cases, the company is required to consolidate certain VIEs. As of June 30, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.0 billion and $590 million, respectively. As of December 31, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $863 million and $443 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The Maintenance, Modification & Asset Integrity segment is comprised of several operating segments that do not meet the requirements under ASC 280, “Segment Reporting” for separate disclosure, and therefore, have been combined under the aggregation criteria of ASC 280. The Maintenance, Modification & Asset Integrity segment includes the operations of the company’s equipment business, temporary staffing, power services, the former operations & maintenance business line as well as Stork.

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

Operating information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
External Revenue (in millions)	2016	2015	2016	2015
Energy, Chemicals & Mining	$2,476.4	$3,263.1	$4,919.9	$6,245.8
Industrial, Infrastructure & Power	1,010.0	580.9	1,843.3	1,127.6
Government	657.9	603.1	1,343.9	1,249.1
Maintenance, Modification & Asset Integrity	711.8	363.0	1,172.9	736.3
Total external revenue	$4,856.1	$4,810.1	$9,280.0	$9,358.8

Intercompany revenue for the Maintenance, Modification & Asset Integrity segment, excluded from the amounts shown above, was $123 million and $240 million for the three and six months ended June 30, 2016, respectively, and $108 million and $223 million for the three and six months ended June 30, 2015, respectively.

Segment profit is an earnings measure that the company utilizes to evaluate and manage its business performance. Segment profit is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; other non-operating income and expense items.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment Profit (in millions)	2016	2015	2016	2015
Energy, Chemicals & Mining	$125.5	$229.4	$307.5	$447.2
Industrial, Infrastructure & Power	51.4	4.4	63.3	14.1
Government	22.0	17.2	39.1	32.0
Maintenance, Modification & Asset Integrity	31.1	30.8	61.2	64.4
Total segment profit	$230.0	$281.8	$471.1	$557.7

Industrial, Infrastructure & Power segment profit for the three and six months ended June 30, 2016 and 2015 included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. In May 2014, NuScale entered into a cost-sharing agreement with the U.S. Department of Energy (“DOE”) establishing the terms and conditions of a multi-year funding award that allows

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

certain qualified expenditures to be reimbursed. NuScale expenses included in the determination of segment profit were $22 million and $48 million for the three and six months ended June 30, 2016, respectively, and $19 million and $36 million for the three and six months ended 30, 2015, respectively. For both 2016 and 2015, NuScale expenses were net of qualified reimbursable expenses of $17 million and $31 million for the three and six month periods, respectively. The company recognizes the cost-sharing award with the DOE, when earned, as a reduction of “Total cost of revenue” on the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized.

A reconciliation of total segment profit to net earnings attributable to Fluor Corporation is as follows:

	Three Months Ended		Six Months Ended
Reconciliation of Total Segment Profit to Net Earnings	June 30,		June 30,
Attributable to Fluor Corporation (in millions)	2016	2015	2016	2015
Total segment profit	$230.0	$281.8	$471.1	$557.7
Corporate general and administrative expense	(52.6)	(47.8)	(107.7)	(88.9)
Interest income (expense), net	(14.2)	(7.4)	(25.7)	(14.9)
Income tax expense	(61.4)	(78.1)	(131.6)	(161.3)
Net earnings attributable to Fluor Corporation	$101.8	$148.5	$206.1	$292.6

Total assets by segment are as follows:

	June 30,	December 31,
Total Assets by Segment (in millions)	2016	2015
Energy, Chemicals & Mining	$2,493.2	$1,728.0
Industrial, Infrastructure & Power	734.9	544.2
Government	516.0	495.4
Maintenance, Modification & Asset Integrity	2,106.1	923.8

The increase in total assets in the Energy, Chemicals & Mining segment resulted from the company’s investment in CFHI and increased working capital in support of project execution activities. The increase in total assets in the Industrial, Infrastructure & Power segment resulted from increased working capital in support of project execution activities. The increase in total assets in the Maintenance, Modification & Asset Integrity resulted from the company’s acquisition of Stork.

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

In conjunction with the acquisition, the company assumed Stork’s outstanding debt obligations, including the Stork Notes, borrowings under a €110 million Super Senior Revolving Credit Facility, and other debt obligations. On March 2, 2016, the company gave notice to all holders of the Stork Notes of the full redemption of the outstanding €273 million (or approximately $296 million) principal amount of Stork Notes plus a redemption premium of €7 million (or approximately $8 million) effective

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

March 17, 2016. The redemption of the Stork Notes was initially funded with additional borrowings under the company’s $1.7 billion Revolving Loan and Letter of Credit Facility, which borrowings were subsequently repaid from the net proceeds of the 2016 Notes. Certain other outstanding debt obligations assumed in the Stork acquisition of €20 million (or approximately $22 million) were settled in March 2016. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility that is available to fund working capital in the ordinary course of business. This replacement facility expires in April 2017 and bears interest at EURIBOR plus .75%.

The initial accounting for assets acquired and liabilities assumed in connection with the Stork acquisition is incomplete as of the filing date of this Form 10-Q. Third party valuations for property, plant and equipment, intangible assets and liabilities, and pension obligations are still underway; and the company is continuing to assess deferred taxes, certain tax positions and other liabilities related to the acquisition. Therefore, the amounts recognized in the financial statements for the business combination have been determined provisionally. The aggregate purchase price noted above has been preliminarily allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired, totaling €411 million (or approximately $447 million), has been preliminarily recorded as goodwill.

The company has made certain changes to the preliminary purchase price allocation since the initial estimates reported in the first quarter of 2016. These changes primarily relate to the following:

•                  Identifiable intangible assets, which were previously aggregated with goodwill, have been separately reported at their estimated fair value of €167 million (or approximately $181 million).

•                  Deferred taxes were adjusted by €47 million (or approximately $51 million) primarily to record the deferred tax impact of valuation adjustments associated with identifiable intangible assets.

•                  Property, plant and equipment was adjusted by €8 million (or approximately $9 million) to reflect its estimated fair value.

•                  Certain other assets and liabilities have been adjusted to reflect their estimated fair values or due to balance sheet reclassifications. Such adjustments were insignificant.

•                  Goodwill has been adjusted by €120 million (or approximately $131 million) to reflect all of the changes to the purchase price allocation noted above.

Adjustments to the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2016 related to the income effects that would have been recognized in previous periods if the adjustments to provisional amounts were recognized as of the acquisition date were not significant.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. The following table summarizes the company’s updated preliminary estimate of the fair values of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	In EUR	In USD

Cash and cash equivalents	€54,441	$59,204
Accounts and notes receivable	167,894	182,585
Contract work in progress	102,717	111,705
Other current assets	58,162	63,251
Property, plant and equipment	159,511	173,468
Investments	8,417	9,153
Intangible assets(1)	166,814	181,410
Goodwill(2)	411,413	447,411
Other assets	900	979
Trade accounts payable	(113,898)	(123,864)
Advance billings on contracts	(21,364)	(23,234)
Other accrued liabilities	(195,228)	(212,311)
Revolving credit facility and other borrowings	(400,228)	(435,248)
Long-term debt	(15,295)	(16,633)
Deferred taxes, net	(35,213)	(38,294)
Noncurrent liabilities	(64,989)	(70,676)
Noncontrolling interests	(8,241)	(8,962)
Net assets acquired	€275,813	$299,944

(1)         Acquired intangible assets consist primarily of customer relationships and trade names. A third party valuation is currently underway to determine the fair value of identifiable intangible assets and their useful lives.

(2)         Goodwill represents the excess of the purchase price over the fair value of the underlying net assets acquired. Factors contributing to the goodwill balance include the acquired established workforce and the estimated future synergies associated with the combined operations. Of the total goodwill recorded in conjunction with the Stork acquisition, none is expected to be deductible for tax purposes. The goodwill recognized in conjunction with the Stork acquisition has been reported in the Maintenance, Modification & Asset Integrity segment.

Since the acquisition date, revenue and earnings from Stork of $391 million and $4 million for the three months ended June 30, 2016, respectively, and $512 million and $7 million for the six months ended June 30, 2016, respectively, have been included on the Condensed Consolidated Statement of Earnings. Integration costs of $5 million and $11 million for the three and six months ended June 30, 2016, respectively, and transaction costs of $1 million and $11 million for the three and six months ended June 30, 2016, respectively, were included in corporate general and administrative expense.

The following pro forma financial information reflects the Stork acquisition as if it had occurred on January 1, 2015 and includes adjustments for debt refinancing and transaction costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Pro forma revenue	$4,856,117	$5,244,396	$9,509,653	$10,194,460
Pro forma net earnings attributable to Fluor Corporation	102,354	147,464	203,817	284,999

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(18)            Discontinued Operations

During the first half of 2015, the company made payments totaling $306 million to settle certain lead exposure cases associated with the divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri, which the company sold in 1994. The company has filed suit against the buyer seeking indemnification for all liabilities arising from these lead exposures cases.

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

RESULTS OF OPERATIONS

Summary

Consolidated revenue of $4.9 billion and $9.3 billion for the three and six months ended June 30, 2016, respectively, was essentially flat when compared to consolidated revenue of $4.8 billion and $9.4 billion for the three and six months ended June 30, 2015. During both periods, revenue growth in the Industrial, Infrastructure & Power, Government and Maintenance, Modification & Asset Integrity segments were offset by revenue declines in the Energy, Chemicals & Mining segment. The revenue growth in both periods resulted primarily from increased project execution activities for several power projects, as well as revenue contributions from the Stork acquisition. Revenue in the Energy, Chemicals & Mining segment decreased in both periods due to reduced levels of project execution activities in the mining and metals business line and for a large upstream project and certain chemical projects that were completed or nearing completion in the prior year periods.

Net earnings attributable to Fluor Corporation were $102 million and $206 million for the three and six months ended June 30, 2016, respectively, compared to net earnings attributable to Fluor Corporation of $149 million and $293 million, respectively, for the corresponding periods of 2015. The three and six month periods of 2016 reflect lower earnings contributions from the Energy, Chemicals & Mining segment compared to the prior year periods, partially offset by higher contributions from power projects in the Industrial, Infrastructure & Power segment. Net earnings attributable to Fluor Corporation were also affected by higher corporate general and administrative expenses, primarily associated with the Stork acquisition.

The effective tax rates for the three and six months ended June 30, 2016 were 33.8 percent and 35.5 percent, respectively, compared to 32.7 percent and 33.1 percent for the corresponding periods of 2015. The higher effective rates for the three and six months ended June 30, 2016 were primarily due to unfavorable impacts of foreign losses without benefits and the prior periods being favorably impacted by a benefit for an IRS settlement. Both periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

Diluted earnings per share were $0.72 and $1.46 for the three and six months ended June 30, 2016, respectively, compared to $1.00 and $1.96 for the corresponding periods of 2015.

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

Consolidated new awards were $6.4 billion and $11.1 billion for the three and six months ended June 30, 2016, respectively,  compared to new awards of $4.3 billion and $8.7 billion for the three and six months ended June 30, 2015. The Industrial, Infrastructure & Power and Government segments were the major contributors to the new award activity in the first half of 2016. Approximately 28 percent of consolidated new awards for the six months ended June 30, 2016 were for projects located outside of the United States compared to 63 percent for the first six months of 2015.

Consolidated backlog as of June 30, 2016 was $47.3 billion compared to $41.6 billion as of June 30, 2015. The increase in backlog was primarily due to new awards booked after the second quarter of 2015 in the Industrial, Infrastructure & Power segment. As of June 30, 2016, approximately 55 percent of consolidated backlog related to projects outside of the United States compared to 66 percent as of June 30, 2015. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

On March 1, 2016, the company acquired 100 percent of Stork Holding B.V. (“Stork”) for an aggregate purchase price of €695 million (or approximately $756 million), including the assumption of debt and other liabilities. Stork, based in the Netherlands, is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The company paid €276 million (or approximately $300 million) in cash consideration. The operations of Stork are reported in the Maintenance, Modification & Asset Integrity segment below. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of the acquisition.

In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. An additional investment of $140 million will be made in the future.

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

Energy, Chemicals & Mining

Revenue and segment profit for the Energy, Chemicals & Mining segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Revenue	$2,476.4	$3,263.1	$4,919.9	$6,245.8
Segment profit	125.5	229.4	307.5	447.2

Revenue for the three and six months ended June 30, 2016 decreased by 24 percent and 21 percent, respectively, compared to the corresponding periods in 2015, primarily due to a significant decline in volume of the mining and metals business line, including the completion of a large mining project. The revenue decline was also driven by reduced volume from several projects that were completed or nearing completion in the prior year periods, including certain large chemicals projects and an upstream oil sands facility in Canada. This revenue decline was partially offset by an increase in project execution activities for numerous downstream projects across various regions.

Segment profit for the three and six months ended June 30, 2016 decreased by 45 percent and 31 percent respectively, compared to the corresponding periods in 2015. The decrease in segment profit was primarily due to reduced contributions from the mining and metals business line, upstream projects that were completed or nearing completion in the prior year, including a coal bed methane project in Australia, and current period forecast revisions on two projects. These declines were partially offset by increased contributions from project execution activities for numerous downstream projects across various regions. Segment profit margin for the three and six months ended June 30, 2016 was 5.1 percent and 6.3 percent, respectively compared to 7.0 percent and 7.2 percent for the corresponding periods in 2015. The decrease in segment profit margin during both periods was attributable to the same factors affecting revenue and segment profit.

New awards for the three and six months ended June 30, 2016 were $1.2 billion and $1.8 billion, compared to $2.8 billion and $6.2 billion for the corresponding periods of 2015. New awards in the current quarter include an award for a bauxite mine project in Guinea. Backlog of $25.1 billion as of June 30, 2016 decreased from $30.0 billion as of June 30, 2015. The reduction in backlog resulted from new award activity being outpaced by work performed. The continued decline in oil prices since the latter part of 2014 has affected the timing of new awards and pace of execution on certain existing projects. The mining and metals business line also continues to experience the deferral of major capital investment decisions by some mining customers as a result of softening commodity demand.

Total assets in the segment were $2.5 billion as of June 30, 2016 compared to $1.7 billion as of December 31, 2015. The increase in total assets primarily resulted from the company’s investment in CFHI and increased working capital in support of project execution activities. For further discussion of such agreement, see “Liquidity and Financial Condition” below.

Industrial, Infrastructure & Power

Revenue and segment profit for the Industrial, Infrastructure & Power segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Revenue	$1,010.0	$580.9	$1,843.3	$1,127.6
Segment profit	51.4	4.4	63.3	14.1

Revenue for the three and six months ended June 30, 2016 increased by 74 percent and 63 percent, respectively, compared to the three and six months ended June 30, 2015 primarily due to increased project execution activities in the power business line for several projects in the early stages of project execution, including two nuclear projects and several gas-fired power plants in the southeastern United States. The revenue growth during the six month period was slightly offset by reduced project execution activities for the life sciences and advanced manufacturing business line resulting from projects nearing completion.

Segment profit for the three and six months ended June 30, 2016 significantly increased from the corresponding periods in 2015, primarily due to higher contributions associated with the project execution activities for several power business line projects in the early stages of project execution. This increase in segment profit during the six month period was partially offset by reduced project execution activities in the infrastructure business line related to projects nearing completion and an increase in NuScale expenses, net of qualified reimbursable expenditures. Segment profit margin for the three and six months ended June 30, 2016 was 5.1 percent and 3.4 percent compared to 0.7 percent and 1.2 percent for the corresponding periods in 2015. The increases in segment profit margin were principally driven by the same factors affecting segment profit.

The Industrial, Infrastructure & Power segment includes the operations of NuScale, which are primarily research and development activities. In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $217 million under the DOE’s Small Modular Reactor Licensing Technical Support Program. This cost-sharing award requires NuScale to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design development and certification. The DOE is to provide cost reimbursement for up to 43 percent of qualified expenditures incurred during the period from June 1, 2014 to May 31, 2019. The company recognizes the cost-sharing award as a reduction of “Total cost of revenue” on the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized. NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit, were $22 million and $48 million, respectively, for the three and six months ended June 30, 2016 compared to $19 million and $36 million, respectively, for the three and six months ended June 30, 2015.

New awards for the three and six months ended June 30, 2016 were $3.4 billion and $4.8 billion, compared to $93 million and $622 million for the corresponding periods of 2015. New awards for the current quarter were primarily in the infrastructure business line and included the Purple Line Light Rail Transit Project in Maryland, the Port Access Road Project in South Carolina and an award on a combined-cycle power plant in Greensville County, Virginia. Backlog increased to $12.7 billion as of June 30, 2016 compared to $4.4 billion as of June 30, 2015 primarily due to the new awards discussed above.

Total segment assets were $735 million as of June 30, 2016 compared to $544 million as of December 31, 2015. The increase in total assets in the Industrial, Infrastructure & Power segment resulted from increased working capital in support of project execution activities.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Revenue	$657.9	$603.1	$1,343.9	$1,249.1
Segment profit	22.0	17.2	39.1	32.0

Revenue for the three and six months ended June 30, 2016 increased 9 percent and 8 percent, respectively, compared to the same periods in 2015. The revenue growth in both periods was due to the commencement of project execution activities for the recently awarded Idaho Cleanup Project Core Contract (“Idaho Core”) and increased project execution activities for the Paducah Gaseous Diffusion Plant Project and the Savannah River Site Management and Operating Project. These increases were partially offset by a continued reduction in project execution activities for LOGCAP IV.

Segment profit for the three and six months ended June 30, 2016 increased 28 percent and 22 percent, respectively, compared to the corresponding periods in 2015. Segment profit increases during both periods resulted primarily from the continued implementation of the company’s cost optimization efforts as well as increased contributions from construction projects within the services business line. However, segment profit continues to be negatively affected by the reduced project execution activities for LOGCAP IV, as well as continued pressure on the environmental and nuclear business line margins. Segment profit margin for the three and six months ended June 30, 2016  was 3.3 percent and 2.9 percent, respectively, compared to 2.9 percent and 2.6 percent for the corresponding prior year periods. These increases were substantially due to the factors noted above that affected revenue and segment profit.

New awards for the three and six months ended June 30, 2016 were $1.2 billion and $3.5 billion, compared to $726 million and $800 million for the corresponding periods of 2015. This increase was primarily driven by incremental awards for existing long-term nuclear decommissioning contracts. New awards for the current quarter also included LOGCAP IV task order awards. Backlog as of June 30, 2016 increased to $5.8 billion compared to $4.3 billion as of June 30, 2015 due to the previously mentioned first quarter award of the Idaho Core contract and incremental awards on existing long-term nuclear decommissioning contracts. Total backlog included $3.2 billion and $1.9 billion of unfunded government contracts as of June 30, 2016 and 2015, respectively.

Total assets in the Government segment were $516 million as of June 30, 2016 compared to $495 million as of December 31, 2015.

Maintenance, Modification & Asset Integrity

Revenue and segment profit for the Maintenance, Modification & Asset Integrity segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Revenue	$711.8	$363.0	$1,172.9	$736.3
Segment profit	31.1	30.8	61.2	64.4

Revenue for the three and six months ended June 30, 2016 increased by 96 percent and 59 percent, respectively, compared to the three and six months ended June 30, 2015. Revenue in 2016 includes four months of revenue associated with the acquisition of the Stork business, which closed on March 1, 2016. The increase in revenue from Stork during both periods was partially offset by lower revenue for the equipment business line, which experienced volume declines in Latin America and North America. The year to date increase in revenue was also affected by a lower level of project execution activities for the power services business line during the first quarter.

Segment profit for the three months ended June 30, 2016 remained flat when compared to the same period in the prior year. Increased segment profit contribution from Stork was offset by reduced segment profit associated with the volume declines in the equipment and power services business lines. Segment profit for the six months ended June 30, 2016 decreased 5 percent compared to the same period in 2015. Increased segment profit contribution from the four months of ownership of Stork was more than offset by reduced segment profit associated with the volume declines in the equipment and power services business lines. Segment profit margin for the three and six months ended June 30, 2016 was 4.4 percent and 5.2 percent, respectively, compared to 8.5 percent and 8.7 percent for the three and six months ended June 30, 2015, principally driven by the inclusion of Stork in 2016, and reduced profit margins in the power services business.

New awards for the three and six months of 2016 were $664 million and $1.1 billion, respectively, compared to $604 million and $1.1 billion for the corresponding periods of 2015. Backlog of $3.7 billion as of June 30, 2016 increased from $2.8 billion as of June 30, 2015. The increase in backlog is primarily due to the inclusion of backlog assumed in the Stork acquisition.

The total assets were $2.1 billion as of June 30, 2016, compared to $924 million as of December 31, 2015. The increase in total assets resulted from the company’s acquisition of Stork.

Other

Corporate general and administrative expense for the three and six months ended June 30, 2016 was $53 million and $108 million, respectively, compared to $48 million and $89 million for the three and six months ended June 30, 2015, respectively. The increase in corporate general and administrative expense for the three month period was primarily attributable to integration activities associated with the Stork acquisition. The increase for the six month period was primarily attributable to transaction costs and integration activities associated with the Stork acquisition. Net interest expense was $14 million and $26 million for the three and six months ended June 30, 2016, respectively, compared to $7 million and $15 million during the corresponding periods of 2015. The increases were primarily due to interest associated with debt assumed in the Stork acquisition and the €500 million of 1.750% Senior Notes issued in March 2016. Income tax expense for the three and six months ended June 30, 2016 and 2015 is discussed above under “— Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit totaling $6.0 billion, which may be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $4.0 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of June 30, 2016, the company was in compliance with all its covenants related to its debt agreements.

Cash Flows

Cash and cash equivalents were $1.6 billion as of June 30, 2016 compared to $1.9 billion as of December 31, 2015. Cash and cash equivalents combined with current and noncurrent marketable securities were $1.9 billion and $2.4 billion as of June 30, 2016 and December 31, 2015, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. Non-U.S. cash and cash equivalents amounted to $929 million and $1.3 billion as of June 30, 2016 and December 31, 2015, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.

In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated VIEs (joint ventures and partnerships). These amounts (which totaled $379 million and $290 million as of June 30, 2016 and December 31, 2015, respectively, as reflected on the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $738 million and $754 million as of June 30, 2016 and December 31, 2015, respectively, as reflected on the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of June 30, 2016 and December 31, 2015 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

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

During the first half of 2016, working capital increased primarily due to increases in accounts receivable and contract work in progress partially offset by an increase in accounts payable. Specific factors related to these drivers include:

•                  Increases in accounts receivable, contract work in progress and accounts payable due to the Stork acquisition.

•                  An increase in accounts receivable in the Energy, Chemicals & Mining segment, which resulted primarily from normal billing activities for a chemicals project.

•                  Increases in contract work in progress for both the Energy, Chemicals & Mining and Industrial, Infrastructure & Power segments which were the result of normal project execution activities for several projects.

•                  Increases in accounts payable for both the Energy, Chemicals & Mining and Industrial, Infrastructure & Power segments, which resulted primarily from normal invoicing and payment activities.

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

•                  A decrease in accounts receivable in the Energy, Chemicals & Mining segment, primarily related to collections for the coal bed methane gas project in Australia.

Cash provided by operating activities was $91 million for the six months ended June 30, 2016 compared to $204 million for the corresponding period of the prior year. The decrease in free cash generated from operating activities resulted primarily from a significantly larger increase in working capital in 2016 compared to 2015.

The company contributed $11 million into its international defined benefit pension plans during the six months ended June 30, 2016 compared to $2 million during the corresponding period of the prior year. The company currently expects to contribute between $15 million and $20 million during 2016, which is expected to be in excess of the minimum funding required.

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

Investing Activities

Cash utilized by investing activities amounted to $573 million and $87 million for the six months ended June 30, 2016 and 2015, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; business acquisitions; and investments in partnerships and joint ventures.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the six months ended June 30, 2016 and 2015, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $130 million and $38 million, respectively. The company held combined current and noncurrent marketable securities of $289 million and $418 million as of June 30, 2016 and December 31, 2015, respectively.

Capital expenditures of $107 million and $133 million for the six months ended June 30, 2016 and 2015, respectively, primarily related to construction equipment associated with equipment operations in the Maintenance, Modification & Asset Integrity segment, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $39  million and $55 million during the first half of 2016 and 2015, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Maintenance, Modification & Asset Integrity segment.

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

The company continues to make investments in partnerships and joint ventures primarily for the execution of single contracts or projects. Investments in unconsolidated partnerships and joint ventures were $401 million and $47 million during the six months ended June 30, 2016 and 2015, respectively. Investments during the six months ended June 30, 2016 included an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. An additional investment of $140 million will be made in the future.

Financing Activities

Cash provided by financing activities of $168 million during the six months ended June 30, 2016 and cash utilized by financing activities of $356 million during the six months ended June 30, 2015 included company stock repurchases, company dividend payments to stockholders, proceeds from the issuance of senior notes, repayments of debt, distributions paid to holders of noncontrolling interests, and borrowings and repayment under revolving lines of credit.

Cash utilized by financing activities during the six months ended June 30, 2016 and 2015 included the repurchase and cancellation of 202,650 and 3,722,676 shares of the company’s common stock for $10 million and $214 million, respectively, under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2015 were paid in the first quarter of 2016. Quarterly cash dividends of $0.21 per share were declared in the second quarter of 2016 and 2015. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

In March 2016, the company issued €500 million of 1.750% Senior Notes (the “2016 Notes”) due March 21, 2023 and received proceeds of €497 million (or approximately $553 million), net of underwriting discounts. Interest on the 2016 Notes is payable annually on March 21 of each year, beginning on March 21, 2017. Prior to December 21, 2022, the company may redeem the 2016 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. On or after December 21, 2022, the company may redeem the 2016 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Additionally, the company may redeem the 2016 Notes at any time upon the occurrence of certain changes in U.S. tax laws at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

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

In conjunction with the acquisition of Stork on March 1, 2016, the company assumed Stork’s outstanding debt obligations, including its 11.0% Super Senior Notes due 2017 (the ‘‘Stork Notes’’), borrowings under a €110 million Super Senior Revolving Credit Facility, and other debt obligations. On March 2, 2016, the company gave notice to all holders of the Stork Notes of the full redemption of the outstanding €273 million (or approximately $296 million) principal amount of Stork Notes plus a redemption premium of €7 million (or approximately $8 million) effective March 17, 2016. The redemption of the Stork Notes was initially funded with additional borrowings under the company’s $1.7 billion Revolving Loan and Letter of Credit Facility, which borrowings were subsequently repaid from the net proceeds of the 2016 Notes. Certain other outstanding debt obligations assumed in the Stork acquisition of €20 million (or approximately $22 million) were settled during the three months ended March 31, 2016. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility that is available to fund working capital in the ordinary course of business. This replacement facility expires in April 2017 and bears interest at EURIBOR plus .75%.

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $24 million and $42 million during the six months ended June 30, 2016 and 2015, respectively. Distributions in 2016 primarily related to two transportation joint venture projects in the United States. Distributions in 2015 primarily related to a mining joint venture project in Australia and a transportation joint venture project in the United States.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the six months ended June 30, 2016, some major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $26 million, of which $9 million related to cash held by foreign subsidiaries. During the six months ended June 30, 2015, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $57 million, of which $30 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of June 30, 2016, the company had a combination of committed and uncommitted lines of credit totaling $6.0 billion that may be used for revolving loans and letters of credit. As of June 30, 2016, letters of credit and borrowings totaling $2.0 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2021. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

In connection with the Stork acquisition, the company assumed a €110 million Super Senior Revolving Credit Facility that bore interest at EURIBOR plus 3.75%. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility which may be used for revolving loans, bank guarantees, letters of credit and to fund working capital in the ordinary course of business. This replacement facility expires in April 2017 and bears interest at EURIBOR plus .75%. The €125 million Revolving Credit Facility was included in committed lines of credit as of June 30, 2016. Outstanding borrowings under this facility amounted to €110 million (or approximately $122 million) as of June 30, 2016.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. As an alternative to letters of credit, surety bonds are used as a form of credit enhancement.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $21.7 billion as of June 30, 2016. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of June 30, 2016 and December 31, 2015 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first half of 2016. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2015 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	June 30,
(in millions)	2016	2015
Backlog — beginning of period	$45,989.5	$41,194.8
New awards	6,431.8	4,268.4
Adjustments and cancellations, net(1)	(341.9)	813.5
Work performed	(4,757.7)	(4,684.7)
Backlog — end of period	$47,321.7	$41,592.0

	Six Months Ended
	June 30,
(in millions)	2016	2015
Backlog — beginning of period	$44,726.1	$42,481.5
New awards	11,113.2	8,716.1
Acquisition of Stork	1,533.7	—
Adjustments and cancellations, net(1)	(982.2)	(502.0)
Work performed	(9,069.1)	(9,103.6)
Backlog — end of period	$47,321.7	$41,592.0

(1)         Adjustments and cancellations, net resulted primarily from project scope reductions, as well as exchange rate fluctuations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended June 30, 2016 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program(1)

April 1, 2016 – April 30, 2016	—	$—	—	11,610,219

May 1, 2016 – May 31, 2016	—	—	—	11,610,219

June 1, 2016 – June 30, 2016	—	—	—	11,610,219

Total	—	$—	—

(1)             The share repurchase program was originally announced on November 3, 2011 for 12,000,000 shares and has been amended since then to increase the size of the program by an aggregate 34,000,000 shares, most recently in February 2016 with an increase of 10,000,000 shares. The company continues to repurchase shares from time to time in open market transactions or privately negotiated transactions, including through pre-arranged trading programs, at its discretion, subject to market conditions and other factors and at such time and in amounts that the company deems appropriate.

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

10.7

Form of Value Driver Incentive Award Agreement (for the senior team, with a post-vesting holding period) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2016).

10.8

Form of Value Driver Incentive Award Agreement (for non-senior executives) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.9

Form of Value Driver Incentive Award Agreement (cash-based, for non-senior executives) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2016).

10.10

Form of Restricted Stock Unit Agreement (for the senior team, with a post-vesting holding period) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q filed on May 5, 2016).

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

10.15	Fluor Executives’ Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

10.16	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed on February 22, 2012).

10.17	Summary of Fluor Corporation Non-Management Director Compensation.*

10.18	Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 filed on May 1, 2014).

10.19	Form of Restricted Stock Unit Agreement under the Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors.*

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

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2016 and 2015, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015, and (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	August 4, 2016	/s/ Biggs C. Porter
Biggs C. Porter
Executive Vice President and Chief Financial Officer

Date:	August 4, 2016	/s/ Robin K. Chopra
Robin K. Chopra
Senior Vice President and Controller (Chief Accounting Officer)