Form 10-Q
period 2016-09-30
FLUOR CORP
filed 2016-11-03
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 28, 2016, 139,250,204 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

September 30, 2016

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015

TOTAL REVENUE	$4,766,864	$4,384,612	$14,046,870	$13,743,367

TOTAL COST OF REVENUE	4,729,637	4,133,819	13,505,572	12,901,133

OTHER (INCOME) AND EXPENSES
Gain related to a partial sale of a subsidiary	—	(68,162)	—	(68,162)
Corporate general and administrative expense	27,144	35,165	134,897	124,060
Interest expense	17,377	10,170	50,741	33,739
Interest income	(4,643)	(4,590)	(12,312)	(13,340)
Total cost and expenses	4,769,515	4,106,402	13,678,898	12,977,430

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(2,651)	278,210	367,972	765,937
INCOME TAX EXPENSE (BENEFIT)	(20,057)	91,417	111,501	252,796

EARNINGS FROM CONTINUING OPERATIONS	17,406	186,793	256,471	513,141
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	(5,057)	—	(5,057)

NET EARNINGS	17,406	181,736	256,471	508,084

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	12,602	10,453	45,531	44,215

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$4,804	$171,283	$210,940	$463,869

AMOUNTS ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$4,804	$176,340	$210,940	$468,926
Loss from discontinued operations, net of taxes	—	(5,057)	—	(5,057)
Net earnings	$4,804	$171,283	$210,940	$463,869

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$0.03	$1.22	$1.52	$3.21
Loss from discontinued operations, net of taxes	—	(0.03)	—	(0.03)
Net earnings	$0.03	$1.19	$1.52	$3.18

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$0.03	$1.21	$1.50	$3.17
Loss from discontinued operations, net of taxes	—	(0.04)	—	(0.04)
Net earnings	$0.03	$1.17	$1.50	$3.13

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	139,250	144,293	139,142	146,095
DILUTED	140,924	146,085	140,863	147,974

DIVIDENDS DECLARED PER SHARE	$0.21	$0.21	$0.63	$0.63

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

NET EARNINGS	$17,406	$181,736	$256,471	$508,084

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(23,227)	(45,053)	(39,407)	(80,892)
Ownership share of equity method investees’ other comprehensive income (loss)	2,748	(5,363)	3,114	(8,191)
Defined benefit pension and postretirement plan adjustments	1,289	(9,347)	(828)	(3,982)
Unrealized gain (loss) on derivative contracts	1,980	(4,093)	2,901	(2,703)
Unrealized gain (loss) on available-for-sale securities	(280)	358	832	732
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(17,490)	(63,498)	(33,388)	(95,036)

COMPREHENSIVE INCOME (LOSS)	(84)	118,238	223,083	413,048

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	12,030	10,361	45,714	44,103

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$(12,114)	$107,877	$177,369	$368,945

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	September 30,	December 31,
(in thousands, except share and per share amounts)	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($428,857 and $289,991 related to variable interest entities (“VIEs”))	$1,780,374	$1,949,886
Marketable securities, current ($77,232 and $70,176 related to VIEs)	130,821	197,092
Accounts and notes receivable, net ($239,206 and $186,833 related to VIEs)	1,670,172	1,203,024
Contract work in progress ($170,308 and $178,826 related to VIEs)	1,623,956	1,376,471
Other current assets ($33,295 and $27,362 related to VIEs)	536,255	378,927
Total current assets	5,741,578	5,105,400

Marketable securities, noncurrent	150,411	220,634
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,098,798 and $1,046,077) (net PP&E of $65,173 and $70,247 related to VIEs))	1,042,354	892,340
Goodwill	593,161	111,646
Investments	745,688	337,930
Deferred taxes	314,939	394,832
Deferred compensation trusts	345,701	360,725
Other assets ($24,806 and $24,141 related to VIEs)	382,774	201,899
TOTAL ASSETS	$9,316,606	$7,625,406

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($242,531 and $178,139 related to VIEs)	$1,642,739	$1,266,509
Revolving credit facility and other borrowings	133,693	—
Advance billings on contracts ($230,096 and $188,484 related to VIEs)	716,592	754,037
Accrued salaries, wages and benefits ($39,419 and $47,526 related to VIEs)	755,027	669,592
Other accrued liabilities ($41,622 and $25,384 related to VIEs)	628,146	245,214
Total current liabilities	3,876,197	2,935,352

LONG-TERM DEBT DUE AFTER ONE YEAR	1,555,522	986,564
NONCURRENT LIABILITIES	630,279	589,991
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 139,250,204 and 139,018,309 shares in 2016 and 2015, respectively	1,393	1,390
Additional paid-in capital	29,985	—
Accumulated other comprehensive loss	(466,346)	(432,775)
Retained earnings	3,541,253	3,428,732
Total shareholders’ equity	3,106,285	2,997,347

Noncontrolling interests	148,323	116,152

Total equity	3,254,608	3,113,499

TOTAL LIABILITIES AND EQUITY	$9,316,606	$7,625,406

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$256,471	$508,084
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Loss from discontinued operations, net of taxes	—	5,057
Depreciation of fixed assets	155,115	140,961
Amortization of intangibles	12,424	668
(Earnings) loss from equity method investments, net of distributions	12,381	(5,825)
Gain related to a partial sale of a subsidiary	—	(68,162)
Gain on sale of property, plant and equipment	(15,408)	(22,329)
Amortization of stock-based awards	31,842	41,424
Deferred compensation trust	(19,546)	55,919
Deferred compensation obligation	25,213	(20,778)
Deferred taxes	58,772	78,302
Net retirement plan accrual (contributions)	(7,880)	(11,056)
Changes in operating assets and liabilities	(57,538)	178,281
Cash outflows from discontinued operations	—	(312,451)
Other items	638	2,328
Cash provided by operating activities	452,484	570,423

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(279,387)	(362,790)
Proceeds from the sales and maturities of marketable securities	415,862	324,057
Capital expenditures	(165,514)	(181,078)
Proceeds from disposal of property, plant and equipment	60,773	70,403
Proceeds from a partial sale of a subsidiary	—	45,566
Investments in partnerships and joint ventures	(518,009)	(80,886)
Acquisitions, net of cash acquired	(240,740)	—
Other items	10,237	14,479
Cash utilized by investing activities	(716,778)	(170,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(9,718)	(359,560)
Dividends paid	(89,026)	(94,553)
Proceeds from issuance of 1.75% Senior Notes	552,958	—
Debt issuance costs	(3,513)	—
Repayment of Stork Notes, convertible debt and other borrowings	(331,267)	(28,425)
Borrowings under revolving lines of credit	883,288	—
Repayment of borrowing under revolving lines of credit	(884,876)	—
Distributions paid to noncontrolling interests	(25,628)	(44,577)
Capital contributions by noncontrolling interests	8,571	3,628
Taxes paid on vested restricted stock	(7,006)	(8,402)
Stock options exercised	3,315	1,162
Other items	711	(3,482)
Cash provided (utilized) by financing activities	97,809	(534,209)
Effect of exchange rate changes on cash	(3,027)	(77,691)
Decrease in cash and cash equivalents	(169,512)	(211,726)
Cash and cash equivalents at beginning of period	1,949,886	1,993,125
Cash and cash equivalents at end of period	$1,780,374	$1,781,399

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  Principles of Consolidation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2015 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2016 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of September 30, 2016 and December 31, 2015 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2015 have been reclassified to conform to the 2016 presentation due to the implementation of new accounting pronouncements discussed below. Segment operating information for 2015 has been recast to reflect changes in the composition of the company’s reportable segments as discussed in Note 16. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

The Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2016 include the financial statements of Stork Holding B.V. (“Stork”) since March 1, 2016, the date of acquisition. See Note 17 for a discussion of the acquisition.

(2)                  Recent Accounting Pronouncements

New accounting pronouncements implemented by the company during the nine months ended September 30, 2016 or requiring implementation in future periods are discussed below or in the related notes, where appropriate.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 amends the guidance in Accounting Standards Codification (“ASC”) 230, which often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities and has resulted in diversity in practice in how certain cash receipts and cash payments are classified. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied on a retrospective basis. Management does not expect the adoption of ASU 2016-13 to have a material impact on the company’s cash flows.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU replace the incurred loss impairment methodology in current practice with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Management does not expect the adoption of ASU 2016-13 to have a material impact on the company’s financial position, results of operations or cash flows.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

consideration, and accounting for completed contracts and contract modifications at transition. ASU 2016-12, 2016-10 and 2016-08 are effective upon adoption of ASU 2014-09.

Management is currently evaluating the impact of adopting ASU 2014-09, 2016-08, 2016-10 and 2016-12 on the company’s financial position, results of operations, cash flows and related disclosures. Adoption of these ASUs is expected to affect the manner in which the company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the company typically segments revenue and margin recognition between the engineering and construction phases of its contracts. Upon adoption, the company expects that the entire engineering and construction contract will typically be a single unit of account (a single performance obligation), which will result in a more constant recognition of revenue and margin over the term of the contract. The company will adopt ASU 2014-09 during the first quarter of 2018. The company expects to adopt this new standard using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption.

(3)                  Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(36,754)	$13,527	$(23,227)	$(72,085)	$27,032	$(45,053)
Ownership share of equity method investees’ other comprehensive income (loss)	4,086	(1,338)	2,748	(8,216)	2,853	(5,363)
Defined benefit pension and postretirement plan adjustments	2,062	(773)	1,289	(14,955)	5,608	(9,347)
Unrealized gain (loss) on derivative contracts	3,032	(1,052)	1,980	(6,410)	2,317	(4,093)
Unrealized gain (loss) on available-for-sale securities	(449)	169	(280)	572	(214)	358
Total other comprehensive loss	(28,023)	10,533	(17,490)	(101,094)	37,596	(63,498)
Less: Other comprehensive loss attributable to noncontrolling interests	(572)	—	(572)	(92)	—	(92)
Other comprehensive loss attributable to Fluor Corporation	$(27,451)	$10,533	$(16,918)	$(101,002)	$37,596	$(63,406)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The tax effects of the components of OCI for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(62,922)	$23,515	$(39,407)	$(129,274)	$48,382	$(80,892)
Ownership share of equity method investees’ other comprehensive income (loss)	5,106	(1,992)	3,114	(12,380)	4,189	(8,191)
Defined benefit pension and postretirement plan adjustments	1,445	(2,273)	(828)	(6,371)	2,389	(3,982)
Unrealized gain (loss) on derivative contracts	4,480	(1,579)	2,901	(4,348)	1,645	(2,703)
Unrealized gain on available-for-sale securities	1,330	(498)	832	1,171	(439)	732
Total other comprehensive loss	(50,561)	17,173	(33,388)	(151,202)	56,166	(95,036)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	183	—	183	(112)	—	(112)
Other comprehensive loss attributable to Fluor Corporation	$(50,744)	$17,173	$(33,571)	$(151,090)	$56,166	$(94,924)

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended September 30, 2016 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of June 30, 2016	$(239,217)	$(37,583)	$(164,647)	$(8,621)	$640	$(449,428)
Other comprehensive income (loss) before reclassifications	(22,545)	2,748	—	1,233	(220)	(18,784)
Amounts reclassified from AOCI	—	—	1,289	637	(60)	1,866
Net other comprehensive income (loss)	(22,545)	2,748	1,289	1,870	(280)	(16,918)
Balance as of September 30, 2016	$(261,762)	$(34,835)	$(163,358)	$(6,751)	$360	$(466,346)

Attributable to Noncontrolling Interests:
Balance as of June 30, 2016	$354	$—	$—	$(223)	$—	$131
Other comprehensive income (loss) before reclassifications	(682)	—	—	46	—	(636)
Amounts reclassified from AOCI	—	—	—	64	—	64
Net other comprehensive income (loss)	(682)	—	—	110	—	(572)
Balance as of September 30, 2016	$(328)	$—	$—	$(113)	$—	$(441)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The changes in AOCI balances by component (after-tax) for the nine months ended September 30, 2016 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2015	$(222,569)	$(37,949)	$(162,530)	$(9,255)	$(472)	$(432,775)
Other comprehensive income (loss) before reclassifications	(39,193)	3,114	(4,617)	(951)	915	(40,732)
Amounts reclassified from AOCI	—	—	3,789	3,455	(83)	7,161
Net other comprehensive income (loss)	(39,193)	3,114	(828)	2,504	832	(33,571)
Balance as of September 30, 2016	$(261,762)	$(34,835)	$(163,358)	$(6,751)	$360	$(466,346)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2015	$(114)	$—	$—	$(510)	$—	$(624)
Other comprehensive income (loss) before reclassifications	(214)	—	—	156	—	(58)
Amounts reclassified from AOCI	—	—	—	241	—	241
Net other comprehensive income (loss)	(214)	—	—	397	—	183
Balance as of September 30, 2016	$(328)	$—	$—	$(113)	$—	$(441)

The changes in AOCI balances by component (after-tax) for the three months ended September 30, 2015 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of June 30, 2015	$(155,000)	$(33,264)	$(319,780)	$(7,799)	$113	$(515,730)
Other comprehensive income (loss) before reclassifications	(51,260)	(5,363)	(17,919)	(4,920)	329	(79,133)
Amounts reclassified from AOCI	6,208	—	8,572	918	29	15,727
Net other comprehensive income (loss)	(45,052)	(5,363)	(9,347)	(4,002)	358	(63,406)
Balance as of September 30, 2015	$(200,052)	$(38,627)	$(329,127)	$(11,801)	$471	$(579,136)

Attributable to Noncontrolling Interests:
Balance as of June 30, 2015	$1,073	$—	$—	$(450)	$—	$623
Other comprehensive loss before reclassifications	(1)	—	—	(156)	—	(157)
Amounts reclassified from AOCI	—	—	—	65	—	65
Net other comprehensive loss	(1)	—	—	(91)	—	(92)
Balance as of September 30, 2015	$1,072	$—	$—	$(541)	$—	$531

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

	Location in	Three Months Ended		Nine Months Ended
	Condensed Consolidated	September 30,		September 30,
(in thousands)	Statement of Earnings	2016	2015	2016	2015
Component of AOCI:
Foreign currency translation adjustment	Gain related to a partial sale of a subsidiary	$—	$(9,932)	$—	$(9,932)
Income tax benefit		—	3,724	—	3,724
Net of tax		$—	$(6,208)	$—	$(6,208)

Defined benefit pension plan adjustments	Various accounts(1)	$(2,062)	$(13,715)	$(6,062)	$(22,299)
Income tax benefit	Income tax expense (benefit)	773	5,143	2,273	8,362
Net of tax		$(1,289)	$(8,572)	$(3,789)	$(13,937)

Unrealized gain (loss) on derivative contracts:
Commodity contracts and foreign currency contracts	Total cost of revenue	$(671)	$(1,153)	$(4,555)	$(1,613)
Interest rate contracts	Interest expense	(419)	(419)	(1,258)	(1,258)
Income tax benefit (net)	Income tax expense (benefit)	389	589	2,117	1,076
Net of tax		(701)	(983)	(3,696)	(1,795)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(64)	(65)	(241)	(198)
Net of tax and noncontrolling interests		$(637)	$(918)	$(3,455)	$(1,597)

Unrealized gain (loss) on available-for-sale securities	Corporate general and administrative expense	$97	$(46)	$133	$66
Income tax benefit (expense)	Income tax expense (benefit)	(37)	17	(50)	(25)
Net of tax		$60	$(29)	$83	$41

(1)            Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(4)                Income Taxes

The effective tax rates on earnings from continuing operations for the three and nine months ended September 30, 2016 were impacted by a benefit for a favorable resolution of an IRS audit for tax years 2009-2013 and an increase in the research tax credit. Both the 2015 and 2016 periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. The company’s effective tax rate on the loss from discontinued operations for the three and nine months ended September 30, 2015 was 35.5 percent.

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

(5)                   Cash Paid for Interest and Taxes

Cash paid for interest was $55 million and $30 million for the nine months ended September 30, 2016 and 2015, respectively. Income tax payments, net of refunds, were $138 million and $148 million during the nine-month periods ended September 30, 2016 and 2015, respectively.

(6)                   Earnings Per Share

Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015

Amounts attributable to Fluor Corporation:
Earnings from continuing operations	$4,804	$176,340	$210,940	$468,926
Loss from discontinued operations, net of taxes	—	(5,057)	—	(5,057)
Net earnings	$4,804	$171,283	$210,940	$463,869

Basic EPS:
Weighted average common shares outstanding	139,250	144,293	139,142	146,095

Basic EPS attributable to Fluor Corporation:
Earnings from continuing operations	$0.03	$1.22	$1.52	$3.21
Loss from discontinued operations, net of taxes	—	(0.03)	—	(0.03)
Net earnings	$0.03	$1.19	$1.52	$3.18

Diluted EPS:
Weighted average common shares outstanding	139,250	144,293	139,142	146,095

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units	1,674	1,792	1,721	1,759
Conversion equivalent of dilutive convertible debt	—	—	—	120
Weighted average diluted shares outstanding	140,924	146,085	140,863	147,974

Diluted EPS attributable to Fluor Corporation:
Earnings from continuing operations	$0.03	$1.21	$1.50	$3.17
Loss from discontinued operations, net of taxes	—	(0.04)	—	(0.04)
Net earnings	$0.03	$1.17	$1.50	$3.13

Anti-dilutive securities not included above	4,097	3,500	3,977	3,387

During the nine months ended September 30, 2016, the company repurchased and cancelled 202,650 shares of its common stock under its stock repurchase program for approximately $10 million. No shares were repurchased during the three months ended September 30, 2016. During the three and nine months ended September 30, 2015, the company repurchased and cancelled 3,165,855 and 6,888,531 shares, respectively, of its common stock under its stock repurchase program for approximately $145 million and $360 million, respectively.

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

UNAUDITED

The company measures and reports assets and liabilities at fair value utilizing pricing information received from third parties. The company performs procedures to verify the reasonableness of pricing information received for significant assets and liabilities classified as Level 2.

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$18,061	$18,061	$—	$—	$19,161	$19,161	$—	$—
Marketable securities, current(2)	51,432	—	51,432	—	87,763	—	87,763	—
Deferred compensation trusts(3)	31,975	31,975	—	—	60,003	60,003	—	—
Marketable securities, noncurrent(4)	150,411	—	150,411	—	220,634	—	220,634	—
Derivative assets(5)
Commodity contracts	—	—	—	—	341	—	341	—
Foreign currency contracts	31,968	—	31,968	—	8,439	—	8,439	—

Liabilities:
Derivative liabilities(5)
Commodity contracts	$839	$—	$839	$—	$2,510	$—	$2,510	$—
Foreign currency contracts	34,258	—	34,258	—	14,138	—	14,138	—

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

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of September 30, 2016: money market funds of $18 million, U.S. agency securities of $12 million, U.S. Treasury securities of $87 million and corporate debt securities of $103 million. As of December 31, 2015, available-for-sale securities consisted of money market funds of $19 million, U.S. agency securities of $18 million, U.S. Treasury securities of $102 million and corporate debt securities of $189 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During the three and nine

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

months ended September 30, 2016, proceeds from sales and maturities of available-for-sale securities were $38 million and $252 million, respectively, compared to $94 million and $296 million for the corresponding periods of 2015.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value on the Condensed Consolidated Balance Sheet are as follows:

		September 30, 2016		December 31, 2015
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,133,215	$1,133,215	$1,073,756	$1,073,756
Cash equivalents(2)	Level 2	629,098	629,098	856,969	856,969
Marketable securities, current(3)	Level 2	79,389	79,389	109,329	109,329
Notes receivable, including noncurrent portion(4)	Level 3	26,330	26,330	19,182	19,182
Liabilities:
1.750% Senior Notes(5)	Level 2	$557,358	$600,490	$—	$—
3.375% Senior Notes(5)	Level 2	495,800	534,295	495,165	509,025
3.5% Senior Notes(5)	Level 2	492,120	532,545	491,399	504,265
Revolving Credit Facility(6)	Level 2	89,824	89,824	—	—
Other borrowings, including noncurrent portion(7)	Level 2	54,113	54,113	—	—

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

(7)     Other borrowings as of September 30, 2016 primarily represent bank loans and other financing arrangements assumed in conjunction with the acquisition of Stork. See Note 17 for a further discussion of the acquisition. The majority of these borrowings mature within one year. The carrying amounts of the borrowings under these arrangements approximate fair value because of the short-term maturity.

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

As of September 30, 2016, the company had total gross notional amounts of $817 million of foreign currency contracts and $5 million of commodity contracts outstanding relating to hedging of engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. The foreign currency contracts are of varying duration, none of which extend beyond December 2019. The commodity contracts are of varying duration, none of which extend beyond December 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the three and nine months ended September 30, 2016 and 2015.

The fair values of derivatives designated as hedging instruments under ASC 815 as of September 30, 2016 and December 31, 2015 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
(in thousands)	Location	2016	2015	Location	2016	2015
Commodity contracts	Other current assets	$—	$326	Other accrued liabilities	$813	$2,195
Foreign currency contracts	Other current assets	14,088	6,865	Other accrued liabilities	15,079	12,381
Commodity contracts	Other assets	—	15	Noncurrent liabilities	26	315
Foreign currency contracts	Other assets	17,880	1,574	Noncurrent liabilities	19,179	1,757
Total		$31,968	$8,780		$35,097	$16,648

The pre-tax net gains (losses) recognized in earnings associated with the hedging instruments designated as fair value hedges for the three and nine months ended September 30, 2016 and 2015 were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2016	2015	2016	2015

Foreign currency contracts	Corporate general and administrative expense	$629	$(7,641)	$(697)	$(3,558)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The pre-tax amount of gain (loss) recognized in earnings on hedging instruments for the fair value hedges noted in the table above offset the amount of gain (loss) recognized in earnings on the hedged items in the same locations on the Condensed Consolidated Statement of Earnings.

The after-tax amount of gain (loss) recognized in OCI associated with the derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cash Flow Hedges (in thousands)	2016	2015	2016	2015
Commodity contracts	$(20)	$(320)	$281	$(421)
Foreign currency contracts	1,253	(4,600)	(1,232)	(4,023)
Total	$1,233	$(4,920)	$(951)	$(4,444)

The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges was as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2016	2015	2016	2015
Commodity contracts	Total cost of revenue	$(109)	$(79)	$(286)	$(289)
Foreign currency contracts	Total cost of revenue	(266)	(577)	(2,383)	(521)
Interest rate contracts	Interest expense	(262)	(262)	(786)	(787)
Total		$(637)	$(918)	$(3,455)	$(1,597)

As of September 30, 2016, the company also had total gross notional amounts of $0.3 million of foreign currency contracts and $0.1 million of commodity contracts outstanding that were not designated as hedging instruments. These contracts primarily related to engineering and construction and operations and maintenance contract obligations denominated in nonfunctional currencies. A loss of $0.3 million and a gain of less than $0.1 million associated with these contracts were included in Cost of Revenues for the three and nine months ended September 30, 2016, respectively.

(9)                   Retirement Benefits

Net periodic pension expense for the company’s defined benefit pension plans included the following components:

	U.S. Pension Plan				Non-U.S. Pension Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$—	$1,700	$—	$5,100	$4,966	$5,131	$14,712	$15,472
Interest cost	—	3,799	—	11,398	6,603	6,672	20,123	19,961
Expected return on assets	—	(5,276)	—	(15,826)	(9,829)	(12,345)	(30,138)	(36,945)
Amortization of prior service cost	—	217	—	650	(212)	(204)	(619)	(613)
Recognized net actuarial loss	—	2,352	—	7,054	2,275	1,928	6,681	5,786
Settlements	—	9,423	—	9,423	—	—	—	—
Net periodic pension expense	$—	$12,215	$—	$17,799	$3,803	$1,182	$10,759	$3,661

In December 2015, the company settled the remaining obligations associated with its U.S. defined benefit pension plan. A detailed discussion of the plan settlement is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2015.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The company currently expects to contribute between $15 million and $20 million into its non-U.S. defined benefit pension plans during 2016, which is expected to be in excess of the minimum funding required. During the nine months ended September 30, 2016, contributions of approximately $15 million were made by the company.

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

(10)            Financing Arrangements

As of September 30, 2016, the company had a combination of committed and uncommitted lines of credit totaling $6.0 billion that may be used for revolving loans and letters of credit. As of September 30, 2016, letters of credit and borrowings totaling $1.9 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2021. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

In connection with the Stork acquisition, the company assumed a €110 million Super Senior Revolving Credit Facility that bore interest at EURIBOR plus 3.75%. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility which may be used for revolving loans, bank guarantees, letters of credit and to fund working capital in the ordinary course of business. This replacement facility expires in April 2017 and bears interest at EURIBOR plus .75%. The €125 million Revolving Credit Facility was included in committed lines of credit as of September 30, 2016. Outstanding borrowings under this facility amounted to €80 million (or approximately $90 million) as of September 30, 2016.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. Surety bonds may be used as an alternative to letters of credit.

In March 2016, the company issued €500 million of 1.750% Senior Notes (the “2016 Notes”) due March 21, 2023 and received proceeds of €497 million, net of underwriting discounts. Interest on the 2016 Notes is payable annually on March 21 of each year, beginning on March 21, 2017. Prior to December 21, 2022, the company may redeem the 2016 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. On or after December 21, 2022, the company may redeem the 2016 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Additionally, the company may redeem the 2016 Notes at any time upon the occurrence of certain changes in U.S. tax laws, as described in the indenture,  at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Other borrowings of $54 million as of September 30, 2016 primarily represent bank loans and other financing arrangements assumed in conjunction with the acquisition of Stork, exclusive of the Stork Notes.

As of September 30, 2016, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)           Stock-Based Plans

The company’s executive and director stock-based compensation plans are described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2015. In the first nine months of 2016 and 2015, restricted stock units totaling 553,415 and 556,323, respectively, were granted to executives and directors, at weighted-average per share prices of $46.50 and $58.85, respectively. For the company’s executives, the restricted stock units granted in 2016 and 2015 generally vest ratably over three years. For the company’s directors, the restricted stock units granted in 2016 and 2015 vest or vested on the first anniversary of the grant. During the first nine months of 2016 and 2015, options for the purchase of 662,001 shares at a weighted-average exercise price of $46.07 per share and 963,288 shares at a weighted-average exercise price of $59.05 per share, respectively, were awarded to executives. The options granted in 2016 and 2015 vest ratably over three years. The options expire ten years after the grant date.

In the first nine months of 2016 and 2015, performance-based Value Driver Incentive (“VDI”) units totaling 98,684 and 430,970, respectively, were granted to executives at weighted-average per share prices of $46.07 and $59.05, respectively. The number of units is adjusted at the end of each performance period based on the achievement of certain performance criteria. The VDI awards granted in 2016 and 2015 can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718. The VDI awards granted in 2016 and 2015 vest after a period of approximately three years. Stock-based VDI awards granted during 2016 are also subject to a post-vest holding period restriction for the period of three years.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and nine months ended September 30, 2016, net earnings attributable to noncontrolling interests were $13 million and $46 million, respectively. For the three and nine months ended September 30, 2015, net earnings attributable to noncontrolling interests were $10 million and $44 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods presented. Distributions paid to noncontrolling interests were $26 million and $45 million for the nine months ended September 30, 2016 and 2015, respectively. Capital contributions by noncontrolling interests were $9 million and $4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Other Matters

The company has made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under ASC 605-35-25, these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. The company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. As of September 30, 2016 and December 31, 2015, the company had recorded $56 million and $30 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract work in progress. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future quarters. The company believes the ultimate recovery of incurred and future costs related to these claims is probable in accordance with ASC 605-35-25.

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

(14)           Guarantees

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $17.3 billion

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

as of September 30, 2016. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of September  30, 2016 and December 31, 2015 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

(15)           Partnerships and Joint Ventures

In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Receivables related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” on the Condensed Consolidated Balance Sheet were $181 million and $132 million as of September 30, 2016 and December 31, 2015, respectively.

For unconsolidated partnerships and joint ventures in the construction industry, the company generally recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting on the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company’s investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $487 million and $292 million as of September 30, 2016 and December 31, 2015, respectively, and were classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet.

In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. An additional investment of $62 million was made in the third quarter of 2016 and another $78 million is expected to be made in September 2017.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The net carrying value of the unconsolidated VIEs classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet was a net asset of $21 million and $208 million as of September 30, 2016 and December 31, 2015, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of September 30, 2016 for the unconsolidated VIEs were $36 million.

In some cases, the company is required to consolidate certain VIEs. As of September 30, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $570 million, respectively. As of December 31, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $863 million and $443 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Maintenance, Modification & Asset Integrity segment is comprised of several operating segments that do not meet the requirements under ASC 280, “Segment Reporting” for separate disclosure, and therefore, have been combined under the aggregation criteria of ASC 280. The Maintenance, Modification & Asset Integrity segment includes the operations of the company’s equipment business, temporary staffing, power services, the former operations and maintenance business line as well as Stork.

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

Operating information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
External Revenue (in millions)	2016	2015	2016	2015
Energy, Chemicals & Mining	$2,325.2	$2,801.4	$7,245.1	$9,047.2
Industrial, Infrastructure & Power	1,128.3	596.2	2,971.6	1,723.8
Government	681.2	660.7	2,025.1	1,909.8
Maintenance, Modification & Asset Integrity	632.2	326.3	1,805.1	1,062.6
Total external revenue	$4,766.9	$4,384.6	$14,046.9	$13,743.4

Intercompany revenue for the Maintenance, Modification & Asset Integrity segment, excluded from the amounts shown above, was $133 million and $373 million for the three and nine months ended September 30, 2016, respectively, and $107 million and $331 million for the three and nine months ended September 30, 2015, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Profit (Loss) (in millions)	2016	2015	2016	2015
Energy, Chemicals & Mining	$(59.7)	$208.2	$247.8	$655.4
Industrial, Infrastructure & Power	28.4	(29.4)	91.7	(15.3)
Government	26.4	30.0	65.5	62.0
Maintenance, Modification & Asset Integrity	29.5	31.5	90.7	95.9
Total segment profit	$24.6	$240.3	$495.7	$798.0

•                  Energy, Chemicals & Mining. Segment profit for the three and nine months ended September 30, 2016 was adversely affected by pre-tax charges of $241 million (or $1.10 per diluted share) and $265 million (or $1.20 per diluted share), respectively, related to forecast revisions for estimated cost increases on a petrochemical project in the United States.

•                  Industrial, Infrastructure & Power. Segment profit for the three and nine months ended September 30, 2016 and 2015 included the operations of NuScale, which are primarily research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. In May 2014, NuScale entered into a cost-sharing agreement with the U.S. Department of Energy (“DOE”) establishing the terms and conditions of a multi-year funding award that allows certain qualified expenditures to be reimbursed. NuScale expenses included in the determination of segment profit were $22 million and $70 million for the three and nine months ended September 30, 2016, respectively, and $29 million and $65 million for the three and nine months ended September 30, 2015, respectively. NuScale expenses were net of qualified

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

reimbursable expenses of $15 million and $47 million for the three and nine month periods of 2016, respectively, and $13 million and $44 million for the three and nine month periods of 2015, respectively. The company recognizes the cost-sharing award with the DOE, when earned, as a reduction of “Total cost of revenue” on the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized.

A reconciliation of total segment profit to net earnings attributable to Fluor Corporation is as follows:

Reconciliation of Total Segment Profit to Earnings	Three Months Ended		Nine Months Ended
from Continuing Operations Attributable to Fluor	September 30,		September 30,
Corporation (in millions)	2016	2015	2016	2015
Total segment profit	$24.6	$240.3	$495.7	$798.0
Gain related to a partial sale of a subsidiary	—	68.2	—	68.2
Corporate general and administrative expense	(27.1)	(35.2)	(134.9)	(124.1)
Interest income (expense), net	(12.8)	(5.6)	(38.4)	(20.4)
Income tax benefit (expense)	20.1	(91.4)	(111.5)	(252.8)
Earnings from continuing operations attributable to Fluor Corporation	$4.8	$176.3	$210.9	$468.9

Total assets by segment are as follows:

	September 30,	December 31,
Total Assets by Segment (in millions)	2016	2015
Energy, Chemicals & Mining	$2,376.9	$1,728.0
Industrial, Infrastructure & Power	763.8	544.2
Government	504.3	495.4
Maintenance, Modification & Asset Integrity	2,058.9	923.8

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The purchase accounting for assets acquired and liabilities assumed in connection with the Stork acquisition is incomplete as of the filing date of this Form 10-Q. Third party valuations for property, plant and equipment, intangible assets and liabilities, and pension obligations are still underway; and the company is continuing to assess deferred taxes, certain tax positions and other liabilities related to the acquisition. Therefore, the amounts recognized in the financial statements for the business combination have been determined provisionally. The aggregate purchase price noted above has been preliminarily allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired, totaling €429 million (or approximately $466 million), has been preliminarily recorded as goodwill.

The company has made certain changes to the preliminary purchase price allocation since the initial estimates reported in the first quarter of 2016. These changes primarily relate to the following:

•                  Identifiable intangible assets, which were originally aggregated with goodwill, have been separately reported at their estimated fair value of €167 million (or approximately $181 million).

•                  Deferred tax liabilities increased by €47 million (or approximately $51 million) primarily to record the deferred tax impact of valuation adjustments associated with identifiable intangible assets.

•                  Property, plant and equipment increased by €8 million (or approximately $9 million) to reflect its estimated fair value.

•                  Additional fair value adjustments, primarily related to contracts, and certain balance sheet reclassifications have been made to other assets and liabilities resulting in a net decrease of €25 million (or approximately $27 million) to net assets acquired. These adjustments did not materially affect any individual asset or liability account.

•                  Goodwill decreased by €103 million (or approximately $112 million) to reflect all of the changes to the purchase price allocation noted above.

Adjustments to the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2016 related to the income effects that would have been recognized in previous periods if the adjustments to provisional amounts were recognized as of the acquisition date were not significant.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. The following table summarizes the company’s updated preliminary estimate of the fair values of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	In EUR	In USD

Cash and cash equivalents	€54,441	$59,204
Accounts and notes receivable	167,894	182,585
Contract work in progress	97,106	105,603
Other current assets	51,072	55,541
Property, plant and equipment	159,511	173,468
Investments	3,835	4,170
Intangible assets(1)	166,814	181,410
Goodwill(2)	428,556	466,054
Other assets	900	979
Trade accounts payable	(113,898)	(123,864)
Advance billings on contracts	(21,364)	(23,234)
Other accrued liabilities	(201,588)	(219,228)
Revolving credit facility and other borrowings	(400,228)	(435,248)
Long-term debt	(15,295)	(16,633)
Deferred taxes, net	(35,213)	(38,294)
Noncurrent liabilities	(64,989)	(70,676)
Noncontrolling interests	(1,741)	(1,893)
Net assets acquired	€275,813	$299,944

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

Since the acquisition date, revenue and earnings from Stork of $350 million and $2 million for the three months ended September 30, 2016, respectively, and $863 million and $9 million for the nine months ended September 30, 2016, respectively, have been included on the Condensed Consolidated Statement of Earnings. Integration costs of $1 million and $12 million for the three and nine months ended September 30, 2016, respectively, and transaction costs of $11 million for the nine months ended September 30, 2016 were included in corporate general and administrative expense. No transactions costs were recorded during the three months ended September 30, 2016.

The following pro forma financial information reflects the Stork acquisition as if it had occurred on January 1, 2015 and includes adjustments for debt refinancing and transaction costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Pro forma revenue	$4,764,081	$4,809,432	$14,278,025	$15,004,680
Pro forma net earnings attributable to Fluor Corporation	4,055	174,945	210,041	461,281

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(18)           Partial Sale of a Subsidiary

On September 30, 2015, the company sold 50% of its ownership of Fluor S.A., its principal Spanish operating subsidiary, to Sacyr Industrial, S.L.U. for a cash purchase price of approximately $46 million, subject to certain purchase price adjustments. The company deconsolidated the subsidiary and recorded a pre-tax non-operating gain of $68 million during the third quarter of 2015, which was determined based on the sum of the proceeds received on the sale and the estimated fair value of the company’s retained 50% noncontrolling interest, less the carrying value of the net assets associated with the former subsidiary. The estimated fair value of the company’s retained noncontrolling interest was $44 million as of the transaction date. The fair value was estimated using a combination of income-based and market-based valuation approaches utilizing unobservable Level 3 inputs, including significant management assumptions such as forecasted revenue and operating margins, weighted average cost of capital and earnings multiples. Observable inputs, such as the cash consideration received for the divested share of the entity, were also considered.

(19)           Discontinued Operations

During the nine months ended September 30, 2015, the company made payments totaling $306 million to settle certain lead exposure cases associated with the divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri, which the company sold in 1994. The company has filed suit against the buyer seeking indemnification for all liabilities arising from these lead exposure cases.

During the three and nine months ended September 30, 2015, the company recorded an after-tax loss from discontinued operations of $5 million resulting from the settlement of lead exposure cases related to the divested lead business and the payment of legal fees incurred in connection with a pending indemnification action against the buyer of the lead business for these settlements and others. The tax effects associated with these losses were $3 million for both the three and nine months ended September 30, 2015.

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

RESULTS OF OPERATIONS

Summary

Consolidated revenue for the three months ended September 30, 2016 increased 9 percent from $4.4 billion to $4.8 billion compared to the three months ended September 30, 2015. Consolidated revenue for the nine months ended September 30, 2016 increased 2 percent from $13.7 billion to $14.0 billion compared to the first nine months of the prior year. During both periods, revenue growth in the Industrial, Infrastructure & Power, Government and Maintenance, Modification & Asset Integrity segments were partially offset by revenue declines in the Energy, Chemicals & Mining segment. The revenue growth in both periods resulted primarily from increased project execution activities for several power projects, as well as revenue contributions from the Stork acquisition. Revenue in the Energy, Chemicals & Mining segment decreased in both 2016 periods due to reduced levels of project execution activities in the mining and metals business line and for certain large chemical projects that were completed or nearing completion in the prior year periods.

Earnings from continuing operations attributable to Fluor Corporation were $5 million and $211 million for the three and nine months ended September 30, 2016, respectively, compared to earnings from continuing operations attributable to Fluor Corporation of $176 million and $469 million, respectively, for the corresponding periods of 2015. Earnings from continuing operations attributable to Fluor Corporation for the three and nine month periods of 2016 were adversely affected by after-tax charges of $154 million and $170 million, respectively, related to forecast revisions for estimated cost increases on a petrochemical project in the Energy, Chemicals & Mining segment, which were partially offset by higher contributions from power projects in the Industrial, Infrastructure & Power segment. Net earnings attributable to Fluor Corporation for the nine months ended September 30, 2016 were also affected by higher corporate general and administrative expenses, primarily associated with the Stork acquisition. Earnings from continuing operations attributable to Fluor Corporation in the prior year periods included a $68 million pre-tax gain related to the sale of 50 percent of the company’s ownership interest in its principal operating subsidiary in Spain to facilitate the formation of an Energy, Chemicals & Mining joint venture.

As discussed in Note 19 of the Notes to Condensed Consolidated Financial Statements, the company recorded an after-tax loss from discontinued operations of $5 million (net of taxes of $3 million) during the three and nine months ended September 30, 2015 resulting from the settlement of lead exposure cases and the payment of legal fees related to the divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri, which the company sold in 1994. The company has filed suit against the buyer seeking indemnification for all liabilities arising from these lead exposure cases.

The effective tax rates on earnings from continuing operations for the three and nine months ended September 30, 2016 were impacted by a benefit for a favorable resolution of an IRS audit for tax years 2009-2013 and an increase in the research tax credit. Both the 2015 and 2016 periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. The company’s effective tax rate on the loss from discontinued operations for the three and nine months ended September 30, 2015 was 35.5 percent.

Diluted earnings per share from continuing operations were $0.03 and $1.50 for the three and nine months ended September 30, 2016, respectively, compared to $1.21 and $3.17 for the corresponding periods of 2015. Current period earnings were adversely affected by forecast revisions for estimated cost increases on a petrochemical project in the United States of $1.10 per diluted share and $1.20 per diluted share for the three and nine months ended September 30, 2016, respectively.

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

The Energy, Chemicals & Mining segment remains well positioned for new project activity; however, declining commodity prices have affected the timing of new awards and the pace of execution on certain existing projects.

Consolidated new awards were $7.0 billion and $18.1 billion for the three and nine months ended September 30, 2016, respectively, compared to new awards of $5.3 billion and $14.0 billion for the three and nine months ended September 30, 2015. The Energy, Chemicals & Mining,  Industrial, Infrastructure & Power and Government segments were the major contributors to the new award activity in the first nine months of 2016, including an award for the Tengiz Oil Expansion Project in Kazakhstan that was awarded in the third quarter. Approximately 46 percent of consolidated new awards for the nine months ended September 30, 2016 were for projects located outside of the United States compared to 62 percent for the first nine months of 2015.

Consolidated backlog as of September 30, 2016 was $44.3 billion compared to $41.7 billion as of September 30, 2015. The increase in backlog was primarily due to new awards booked after the third quarter of 2015 in the Energy, Chemicals & Mining and Industrial, Infrastructure & Power segments partially offset by a current period adjustment for a liquefied natural gas project that was suspended in the third quarter. As of September 30, 2016, approximately 53 percent of consolidated backlog related to projects outside of the United States compared to 66 percent as of September 30, 2015. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

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

In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. An additional investment of $62 million was made in the third quarter of 2016 and another $78 million is expected to be made in September 2017.

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

Energy, Chemicals & Mining

Revenue and segment profit for the Energy, Chemicals & Mining segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Revenue	$2,325.2	$2,801.4	$7,245.1	$9,047.2
Segment profit (loss)	(59.7)	208.2	247.8	655.4

Revenue for the three and nine months ended September 30, 2016 decreased by 17 percent and 20 percent, respectively, compared to the corresponding periods in 2015, primarily due to a significant decline in volume of the mining and metals business line, including the completion of a large mining project. The revenue decline for both periods were further driven by reduced volume of project execution activities for certain large chemical projects that were completed or nearing completion in the prior year and forecast revisions on a large petrochemical project in the United States.

Segment profit for the three and nine months ended September 30, 2016 significantly decreased compared to the corresponding periods in 2015. Segment profit for the three and nine months ended September 30, 2016 was adversely affected by forecast revisions for estimated cost increases on a petrochemical project in the United States of $241 million and $265 million, respectively. The decrease in segment profit for both periods was also driven by reduced contributions from the mining and metals business line and chemical projects that were completed or nearing completion in the prior year. The decline in segment profit for the nine months ended September 30, 2016 was further driven by certain upstream projects that were completed or nearing completion in the prior year, including a coal bed methane project in Australia. Segment profit margins for the three and nine month periods of 2016 were also adversely affected by the forecast revisions on the petrochemical project discussed above. Aside from these forecast revisions, segment profit margins benefitted slightly from favorable performance in other areas of the business.

During the third quarter of 2015, the company recognized a $68 million pre-tax non-operating gain related to the sale of 50 percent of the company’s ownership interest in its principal operating subsidiary in Spain to facilitate the formation of an Energy, Chemicals & Mining joint venture, which was excluded from segment profit above.

New awards for the three and nine months ended September 30, 2016 were $5.6 billion and $7.4 billion, compared to $3.6 billion and $9.8 billion for the corresponding periods of 2015. New awards in the current quarter include an upstream award for the Tengiz Oil Expansion Project in Kazakhstan. Backlog of $23.7 billion as of September 30, 2016 decreased from $30.1 billion as of September 30, 2015. The reduction in backlog resulted from new award activity being outpaced by work performed and a current period adjustment for a liquefied natural gas project that has been suspended. The continued decline in oil prices since the latter part of 2014 has affected the timing of new awards and pace of execution on certain existing projects. The mining and metals business line also continues to experience the deferral of major capital investment decisions by some mining customers as a result of softening commodity demand.

Total assets in the segment were $2.4 billion as of September 30, 2016 compared to $1.7 billion as of December 31, 2015. The increase in total assets primarily resulted from the company’s investment in CFHI and increased working capital in support of project execution activities.

Industrial, Infrastructure & Power

Revenue and segment profit for the Industrial, Infrastructure & Power segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Revenue	$1,128.3	$596.2	$2,971.6	$1,723.8
Segment profit (loss)	28.4	(29.4)	91.7	(15.3)

Revenue for the three and nine months ended September 30, 2016 increased by 89 percent and 72 percent, respectively, compared to the three and nine months ended September 30, 2015 primarily due to increased project execution activities in the power business line for several projects, including two nuclear projects and several gas-fired power plants in the southeastern United States, as well as increased project execution activities in the infrastructure business line for several projects in the early stages of project execution.

Segment profit for the three and nine months ended September 30, 2016 significantly increased from the corresponding periods in 2015 primarily due to the higher volume of project execution activities for the power projects mentioned above, as well as the adverse impact on segment profit for the prior year periods resulting from forecast revisions on a large gas fired power plant. The increase in segment profit during the nine month period was slightly offset by reduced contributions from the infrastructure business line as a result of the prior period benefiting from close out activities on certain completed projects. Segment profit margin significantly increased during the three and nine month periods of 2016 compared to the corresponding periods in 2015 principally driven by the same factors affecting segment profit.

The Industrial, Infrastructure & Power segment includes the operations of NuScale, which are primarily research and development activities. In May 2014, NuScale entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $217 million under the DOE’s Small Modular Reactor Licensing Technical Support Program. This cost-sharing award requires NuScale to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design development and certification. The DOE is to provide cost reimbursement for up to 43 percent of qualified expenditures incurred during the period from June 1, 2014 to May 31, 2019. The company recognizes the cost-sharing award as a reduction of “Total cost of revenue” on the Condensed Consolidated Statement of Earnings and, correspondingly, as an increase to segment profit in the period for which the related costs are recognized. NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit, were $22 million and $70 million, respectively, for the three and nine months ended September 30, 2016 compared to $29 million and $65 million, respectively, for the three and nine months ended September 30, 2015.

New awards for the three and nine months ended September 30, 2016 were $74 million and $4.9 billion, compared to $1.3 billion and $1.9 billion for the corresponding periods of 2015. Backlog increased to $11.5 billion as of September 30, 2016 compared to $5.1 billion as of September 30, 2015 primarily due to new awards in the infrastructure business line booked in the first half of 2016 and new awards in the power business line booked in the fourth quarter of 2015.

Total segment assets were $764 million as of September 30, 2016 compared to $544 million as of December 31, 2015. The increase in total assets in the Industrial, Infrastructure & Power segment resulted from increased working capital in support of project execution activities.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Revenue	$681.2	$660.7	$2,025.1	$1,909.8
Segment profit	26.4	30.0	65.5	62.0

Revenue for the three and nine months ended September 30, 2016 increased 3 percent and 6 percent, respectively, compared to the same periods in 2015. The revenue growth for both periods was primarily due to project execution activities for the recently awarded Idaho Cleanup Project Core Contract (“Idaho Core Project”) and construction projects within the services business line. Revenue growth for the nine months ended September 30, 2016 was also due to increased project execution activity for the Paducah Gaseous Diffusion Plant Project and the Savannah River Site Management and Operating Project (“Savannah River”). The increases in both periods were largely offset by reduced project execution activity for a multi-year nuclear decommissioning project in the United Kingdom, as well as continued reduction in project execution activities for the Logistics Civil Augmentation Program (“LOGCAP IV”) for the United States Army in Afghanistan.

Segment profit for the three and nine months ended September 30, 2016 decreased 12 percent and increased 6 percent, respectively, compared to the three and nine months of the corresponding 2015 periods. Segment profit for the three months ended September 30, 2016 declined primarily due to reduced project execution activities for the LOGCAP IV program, which was partially offset by increased contribution from the Idaho Core Project and the favorable effect of the segment’s cost optimization efforts. The increase in segment profit during the nine months ended September 30, 2016 primarily resulted from the favorable effect of the segment’s cost optimization efforts and contributions from project execution activities for the Idaho Core Project, which more than offset the reduced project execution activities for the LOGCAP IV program during the period. Segment profit margin for the three and nine months ended September 30, 2016 was 3.9 percent and 3.2 percent, respectively, compared to 4.5 percent and 3.2 percent for the corresponding prior year periods. The decrease in segment profit margin for the three months ended September 30, 2016 was primarily due to the factors noted above impacting revenue and segment profit.

New awards for the three and nine months ended September 30, 2016 were $955 million and $4.5 billion, respectively, compared to $277 million and $1.1 billion for the same periods in the prior year. This increase in new awards for the three month period was primarily driven by additional funding on the Savannah River contract extension. Backlog as of September 30, 2016 increased to $5.9 billion compared to $3.8 billion as of September 30, 2015 due to the first quarter award of the Idaho Core contract and incremental awards on existing long-term nuclear decommissioning contracts. Total backlog included $3.8 billion of unfunded government contracts as of September 30, 2016.

Total assets in the Government segment were $504 million as of September 30, 2016 compared to $495 million as of December 31, 2015.

Maintenance, Modification & Asset Integrity

Revenue and segment profit for the Maintenance, Modification & Asset Integrity segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Revenue	$632.2	$326.3	$1,805.1	$1,062.6
Segment profit	29.5	31.5	90.7	95.9

Revenue for the three and nine months ended September 30, 2016 increased by 94 percent and 70 percent, respectively, compared to the three and nine months ended September 30, 2015. Revenue in 2016 includes seven months of revenue associated with the acquisition of the Stork business, which closed on March 1, 2016. The increase in revenue from Stork during both periods was partially offset by lower revenue for the equipment business line due to the demobilization of projects in Latin America and North America and a lower level of project execution activities in the power services business line.

Segment profit for the three and nine months ended September 30, 2016 declined by 7 percent and 5 percent compared to the same periods in the prior year. The declines in both periods resulted primarily from the lower level of project execution activities in the power services business line, which exceeded segment profit contributions from Stork during the periods. Segment profit margin for the three and nine months ended September 30, 2016 was 4.7 percent and 5.0 percent, respectively, compared to 9.7 percent and 9.0 percent for the three and nine months ended September 30, 2015, principally driven by the inclusion of Stork in 2016, and reduced profit margins in the power services business line.

New awards for the three and nine months of 2016 were $350 million and $1.4 billion, respectively, compared to $108 million and $1.2 billion for the corresponding periods of 2015. Backlog of $3.3 billion as of September 30, 2016 increased from $2.7 billion as of September 30, 2015. The increase in backlog is primarily due to the inclusion of backlog from the Stork acquisition.

The total assets were $2.1 billion as of September 30, 2016, compared to $924 million as of December 31, 2015. The increase in total assets resulted from the company’s acquisition of Stork.

Other

Corporate general and administrative expense for the three and nine months ended September 30, 2016 was $27 million and $135 million, respectively, compared to $35 million and $124 million for the three and nine months ended September 30, 2015, respectively. The decrease in corporate general and administrative expense for the three month period of 2016 was primarily due to foreign currency exchange gains. The increase in corporate general and administrative expense for the nine month period of 2016 was primarily attributable to transaction costs and integration activities associated with the Stork acquisition partially offset by foreign currency exchange gains. Net interest expense was $13 million and $38 million for the three and nine months ended September 30, 2016, respectively, compared to $6 million and $20 million during the corresponding periods of 2015. The increases were primarily due to interest associated with debt assumed in the Stork acquisition and the €500 million of 1.750% Senior Notes issued in March 2016. Income tax expense for the three and nine months ended September 30, 2016 and 2015 is discussed above under “— Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit totaling $6.0 billion, which may be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity of $4.1 billion and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of September 30, 2016, the company was in compliance with all the financial covenants related to its debt agreements.

Cash Flows

Cash and cash equivalents were $1.8 billion as of September 30, 2016 compared to $1.9 billion as of December 31, 2015. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.1 billion and $2.4 billion as of September 30, 2016 and December 31, 2015, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. Non-U.S. cash and cash equivalents amounted to $931 million and $1.3 billion as of September 30, 2016 and December 31, 2015, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.

In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated VIEs (joint ventures and partnerships). These amounts (which totaled $429 million and $290 million as of September 30, 2016 and December 31, 2015, respectively, as reflected on the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $717 million and $754 million as of September 30, 2016 and December 31, 2015, respectively, as reflected on the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of September 30, 2016 and December 31, 2015 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities which consist primarily of working capital balances for projects. Working capital levels vary from period to period and are primarily affected by the company’s volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of engineering and construction projects, as well as the company’s execution of its projects within budget. Working capital requirements also vary by project and relate to clients in various industries and locations throughout the world. Most contracts require payments as the projects progress. The company evaluates the counterparty credit risk of third parties as part of its project risk review process. The company maintains adequate reserves for potential credit losses and generally such losses have been minimal and within management’s estimates. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. As a result, the company’s cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. The company maintains cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances.

During the nine months ended September 30, 2016, working capital increased primarily due to increases in accounts receivable and contract work in progress partially offset by an increase in accounts payable. Specific factors related to these drivers include:

•                  An increase in accounts receivable in the Energy, Chemicals & Mining segment, which resulted primarily from normal billing activities for several projects.

•                  An increase in contract work in progress in the Industrial, Infrastructure & Power segment, which resulted primarily from normal project execution activities for two nuclear projects.

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

During the nine months ended September 30, 2015, working capital decreased primarily due to a decrease in accounts receivable and an increase in advance billings partially offset by an increase in prepaid income taxes and a decrease in accounts payable. Specific factors related to these drivers include:

•                  A decrease in accounts receivable in the Energy, Chemicals & Mining segment, primarily related to collections for a coal bed methane gas project in Australia.

•                  An increase in advance billings in the Energy, Chemicals & Mining segment which was the result of normal project execution activities for several projects.

•                  A decrease in accounts payable in the Energy, Chemicals & Mining segment. The lower accounts payable balance in 2015 resulted from invoicing and payment activities for numerous projects including an oil sands facility in Canada and the coal bed methane gas project in Australia.

Cash provided by operating activities was $452 million for the nine months ended September 30, 2016 compared to $570 million for the corresponding period of the prior year. The decrease in cash provided by operating activities resulted primarily from a lower level of net earnings in the current year and an increase in working capital outlays compared to 2015. Cash outflows in the 2015 period included a $306 million settlement associated with discontinued operations as discussed below.

The company contributed $15 million into its international defined benefit pension plans during the nine months ended September 30, 2016 compared to $33 million during the corresponding period of the prior year. The company currently expects to contribute between $15 million and $20 million during 2016, which is expected to be in excess of the minimum funding required.

During 2014, the company recorded a loss from discontinued operations in connection with the reassessment of estimated loss contingencies related to the previously divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri. In October 2014, the company entered into a settlement agreement with counsel for a number of plaintiffs, and in January 2015, the company paid $306 million pursuant to the settlement agreement. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further discussion of the matter.

Investing Activities

Cash utilized by investing activities amounted to $717 million and $170 million for the nine months ended September 30, 2016 and 2015, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; investments in partnerships and joint ventures; and business acquisitions.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the nine months ended September 30, 2016, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $136 million. During the nine months ended September 30, 2015, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $39 million. The company held combined current and noncurrent marketable securities of $281 million and $418 million as of September 30, 2016 and December 31, 2015, respectively.

Capital expenditures of $166 million and $181 million for the nine months ended September 30, 2016 and 2015, respectively, primarily related to construction equipment associated with equipment operations in the Maintenance, Modification & Asset

Integrity segment, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $61  million and $70 million during the nine months ended September 30, 2016 and 2015, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Maintenance, Modification & Asset Integrity segment.

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

Investments in unconsolidated partnerships and joint ventures were $518 million and $81 million during the nine months ended September 30, 2016 and 2015, respectively. Investments during the nine months ended September 30, 2016 included cash investments totaling $412 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. An additional investment of $78 million is expected to be made in September 2017.

Financing Activities

Cash provided by financing activities of $98 million during the nine months ended September 30, 2016 and cash utilized by financing activities of $534 million during the nine months ended September 30, 2015 included company stock repurchases, company dividend payments to stockholders, proceeds from the issuance of senior notes, repayments of debt, borrowings and repayments under revolving lines of credit, and distributions paid to holders of noncontrolling interests.

Cash utilized by financing activities during the nine months ended September 30, 2016 and 2015 included the repurchase and cancellation of 202,650 and 6,888,531 shares of the company’s common stock for approximately $10 million and $360 million, respectively, under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2015 were paid in the first quarter of 2016. Quarterly cash dividends of $0.21 per share were declared in the third quarter of 2016 and 2015. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

In March 2016, the company issued €500 million of 1.750% Senior Notes (the “2016 Notes”) due March 21, 2023 and received proceeds of €497 million (or approximately $553 million), net of underwriting discounts. Interest on the 2016 Notes is payable annually on March 21 of each year, beginning on March 21, 2017. Prior to December 21, 2022, the company may redeem the 2016 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. On or after December 21, 2022, the company may redeem the 2016 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Additionally, the company may redeem the 2016 Notes at any time upon the occurrence of certain changes in U.S. tax laws, as described in the indenture, at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

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

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $26 million and $45 million during the nine months ended September 30, 2016 and 2015, respectively. Distributions in 2016 primarily related to two transportation joint venture projects in the United States. Distributions in 2015 primarily related to a mining joint venture project in Australia and an infrastructure road project in the United States.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the nine months ended September 30, 2016, some major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $63 million, of which $3 million related to cash held by foreign subsidiaries. During the nine months ended September 30, 2015, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $129 million, of which $78 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of September 30, 2016, the company had a combination of committed and uncommitted lines of credit totaling $6.0 billion that may be used for revolving loans and letters of credit. As of September 30, 2016, letters of credit and borrowings totaling $1.9 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2021. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

In connection with the Stork acquisition, the company assumed a €110 million Super Senior Revolving Credit Facility that bore interest at EURIBOR plus 3.75%. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility which may be used for revolving loans, bank guarantees, letters of credit and to fund working capital in the ordinary course of business. This replacement facility expires in April 2017 and bears interest at EURIBOR plus .75%. The €125 million Revolving Credit Facility was included in committed lines of credit as of September 30, 2016. Outstanding borrowings under this facility amounted to €80 million (or approximately $90 million) as of September 30, 2016.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. Surety bonds may be used as an alternative to letters of credit.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $17.3 billion as of September 30, 2016. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of September 30, 2016 and December 31, 2015 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first nine months of 2016. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2015 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	September 30,
(in millions)	2016	2015
Backlog — beginning of period	$47,321.7	$41,592.0
New awards	7,021.5	5,294.3
Adjustments and cancellations, net (1)	(5,356.3)	(928.5)
Work performed	(4,661.6)	(4,264.5)
Backlog — end of period	$44,325.3	$41,693.3

	Nine Months Ended
	September 30,
(in millions)	2016	2015
Backlog — beginning of period	$44,726.1	$42,481.5
New awards	18,134.7	14,010.4
Acquisition of Stork	1,533.7	—
Adjustments and cancellations, net(1)	(6,338.5)	(1,430.5)
Work performed	(13,730.7)	(13,368.1)
Backlog — end of period	$44,325.3	$41,693.3

(1)         Adjustments and cancellations, net resulted primarily from an adjustment for a liquefied natural gas project that was suspended in the third quarter of 2016, as well as project scope reductions and exchange rate fluctuations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)         The following table provides information about purchases by the company during the quarter ended September 30, 2016 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (1)

July 1, 2016 – July 31, 2016	—	$—	—	11,610,219

August 1, 2016 – August 31, 2016	—	—	—	11,610,219

September 1, 2016 – September 30, 2016	—	—	—	11,610,219

Total	—	$—	—

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

10.15	Fluor Executives’ Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

10.16	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed on February 22, 2012).

10.17	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2016).

10.18	Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 filed on May 1, 2014).

10.19

Form of Restricted Stock Unit Agreement under the Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2016).

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

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2016 and 2015, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015, and (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 3, 2016	/s/ Biggs C. Porter
Biggs C. Porter
Executive Vice President and Chief Financial Officer

Date:	November 3, 2016	/s/ Robin K. Chopra
Robin K. Chopra
Senior Vice President and Controller (Chief Accounting Officer)