Form 10-K
period 2016-12-31
FLUOR CORP
filed 2017-02-17
CIK 1124198

Use these links to rapidly review the document

FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

         As of June 30, 2016, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $6.8 billion based on the closing sale price as reported on the New York Stock Exchange.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2017
Common Stock, $.01 par value per share	139,355,412 shares
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2017 (Proxy Statement)	Part III

FLUOR CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

Defined Terms

        Except as the context otherwise requires, the terms "Fluor" or the "Registrant" as used herein are references to Fluor Corporation and its predecessors and references to the "company," "we," "us," or "our" as used herein shall include Fluor Corporation, its consolidated subsidiaries and joint ventures.

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

        Fluor Corporation is a holding company that owns the stock of a number of subsidiaries, as well as interests in joint ventures. Acting through these entities, we are one of the largest professional services firms providing engineering, procurement, construction, fabrication and modularization, commissioning and maintenance as well as project management services on a global basis. We are an integrated solutions provider for our clients in a diverse set of industries worldwide including oil and gas, chemicals and petrochemicals, mining and metals, transportation, power, life sciences and advanced manufacturing. We are also a service provider to the U.S. federal government and governments abroad; and we perform operations, maintenance and asset integrity activities globally for major industrial clients. We have been ranked number one in the engineering and construction industry of Fortune Magazine's "World's Most Admired Companies®" for the past five years in a row, and we are ranked by Engineering News-Record as number one in their 2016 list of Top 100 Contractors. We were also named to Forbes' inaugural JUST100® list, where top companies are ranked by how they perform on issues that most concern Americans.

        In 2016, we realigned our business into four principal segments. The four segments are Energy, Chemicals & Mining; Industrial, Infrastructure & Power; Maintenance, Modification & Asset Integrity (sometimes referred to herein as "MMAI"); and Government. Fluor Constructors International, Inc., which is organized and operates separately from the rest of our business, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects in each of our segments. Financial information on our segments, as defined under accounting principles generally accepted in the United States, is set forth on page F-40 of this annual report on Form 10-K under the caption "Operating Information by Segment," which is incorporated herein by reference.

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

        Safety    One of our core values and a fundamental business strategy is our constant pursuit of safety. The maintenance of a safe and secure workplace is a key business driver for us and our clients. In the areas in which we provide our services, we strive to deliver excellent safety performance. In our experience, whether in an office or at a job-site, a safe environment decreases risks, assures a proper environment for all workers, enhances their morale and improves their productivity, reduces project cost and generally improves client relations. We believe that our commitment to safety is one of our most distinguishing features.

        Global Execution Platform    As one of the largest U.S.-based, publicly-traded engineering, procurement, construction, fabrication and maintenance companies, we have a global footprint with employees situated throughout the world. Our global presence allows us to build local relationships that permit us to capitalize on opportunities near these locations. It also allows us to mobilize quickly to project sites around the world and to draw on our local knowledge and talent pools. In many of the countries where we work, clients are requiring more local content in their projects by mandating use of in-country talent and procurement of in-country goods and services. To meet these challenges, we continue to expand our footprint in growth regions by establishing local offices, forming strategic alliances with local partners, leveraging our supply chain expertise and emphasizing local training programs. We also continue to expand the scope of services in our distributed execution centers where we can continue to provide superior services on a very cost-efficient basis.

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

General Operations

        Our services fall into six broad categories: engineering and design, procurement, construction, fabrication, maintenance, modification and asset integrity and project management. We offer these services both independently as well as through our integrated solutions offerings. Our services can range from basic consulting activities, often at the early stages of a project, to complete design-build and maintenance contracts.

  •
  In engineering and design, we develop solutions to address our clients' most complex problems on a cost-effective basis. Our engineering services range from traditional engineering disciplines such as piping, mechanical, electrical, control systems, civil, structural and architectural to advanced engineering specialties including process engineering, chemical engineering, simulation, enterprise integration, integrated automation processes and interactive 3-D modeling. Through our design solutions, we provide clients with a varied group of service offerings which can include front-end engineering, conceptual design, estimating, feasibility studies, permitting, process simulation, technology and licensing evaluation, scope definition and siting. Our engineering and design solutions are intended to align each project's function, scope, cost and schedule in concert with client objectives in order to best optimize project success.

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

  •
  We also provide a variety of fabrication and modularization services, including integrated engineering and modular fabrication and assembly, modular construction and asset support services to customers around the globe from our joint venture yards in Mexico, Russia and Canada. In addition, in early 2016, we commenced operations of our new fabrication joint venture entity with Chinese Offshore Oil Exploration Company. Known as COOEC Fluor Heavy Industries Co., Ltd. ("CFHI"), this joint venture provides us with the ability to produce cost effective and very large fabrication solutions, in a world-class, state-of-art facility located near Zhuhai, China. By operating self-perform fabrication yards in key regions of the world, our off-site fabrication solutions help our clients achieve cost and schedule savings by reducing on-site craft needs and shifting work to inherently safer and more controlled work environments.

  •
  Under our maintenance, modification and asset integrity offering, our clients ask us to improve the performance and extend the life of their complex facilities. In early 2016, we acquired Stork Holding B.V., a global provider of MMAI services which significantly increased our offerings in this business while also enhancing our integrated solutions capabilities. Our MMAI services include the delivery of total maintenance services, facility management, plant readiness, commissioning, start-up and maintenance technology, small capital projects, turnaround and outage services, all on a global basis. Among other things, we can provide key management, staffing and management skills as well as equipment, tools and fleet services to clients on-site at their facilities. Our MMAI activities also include routine and outage/turnaround maintenance services, general maintenance and asset management, emissions reduction technologies and services, and restorative, repair, predictive and prevention services.

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

        We operate in four principal business segments, as described below.

Energy, Chemicals & Mining

        Energy, Chemicals & Mining is our commodity-related segment where we focus on opportunities in the upstream, downstream, chemical, petrochemical, offshore and onshore oil and gas production, liquefied natural gas, pipeline, metals and mining markets. We have long served a broad spectrum of commodity-based industries as an integrated solutions provider offering a full range of design, engineering, procurement, construction, fabrication and project management services. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies that have the global strength and experience to perform extremely large projects in difficult locations. As the locations of large scale energy, chemicals and mining projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength, global reach, experience and track-record to manage their complex projects.

        With each specific project, our role can vary. We may be involved in providing front-end engineering, program management and final design services, construction management services, self-perform construction, or oversight of other contractors and we may also assume responsibility for the procurement of materials, equipment and subcontractors. We have the capacity to design and construct new facilities, upgrade, modernize and expand existing facilities, and rebuild facilities following fires and explosions. We also provide consulting services ranging from feasibility studies to process assessment to project finance structuring and studies.

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

        We have been very active for several years in the chemicals and petrochemicals market, with major projects involving the expansion of ethylene based derivatives. The most active markets have been in the United States, Middle East and Asia, where there is significant demand for chemical products.

        In mining and metals, we provide a full range of services to the bauxite, copper, gold, iron ore, diamond, nickel, alumina, aluminum and other commodity-based industries. These services include feasibility studies through detailed engineering, design, procurement, construction, and commissioning and start-up support. We see many of these opportunities being developed in extreme altitudes, topographies and climates, such as the Andes Mountains, Western Australia and Africa. We are one of the few companies with the size and experience to execute large scale mining and metals projects in these difficult locations.

Industrial, Infrastructure & Power

        The Industrial, Infrastructure & Power segment provides design, engineering, procurement, construction and project management services to the transportation, life sciences, advanced manufacturing, water and power sectors. These projects often require application of our clients' state-of-the-art processes and intellectual knowledge. We focus on providing our clients with capital efficiencies through solutions that seek to reduce costs and compress delivery schedules. By doing so, we are able to complete our clients' projects on a quick and more cost efficient basis.

        In infrastructure, we are an industry leader in developing projects for both domestic and international governments, such as roads, highways, bridges and rail, with particular interest in large, complex projects. We provide a broad range of services including consulting, design, planning, financial structuring, engineering and construction. We also provide long-term operation and maintenance services for transit and highway projects. Our projects may involve the use of public/private partnerships, which allow us to develop and finance deals in concert with public entities for projects such as toll roads and rail lines that would not have otherwise been undertaken, had only public funding been available. The need for new infrastructure in emerging countries and the replacement and expansion of aging infrastructure in developed countries continues to drive project opportunities on a global basis.

        For the advanced manufacturing market, we provide design, engineering, procurement, construction and construction management services to a wide variety of industries on a global basis. We specialize in designing fit-for-purpose projects which incorporate lean manufacturing concepts while also satisfying client sustainability goals. Our experience spans a wide variety of market segments ranging from traditional manufacturing to advanced technology projects.

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

        In the power market, we provide a full range of services to the gas fueled, nuclear, environmental compliance, renewables and solid fueled markets. Our offering includes engineering, procurement, construction, program management, start-up and commissioning and technical services. We provide these services to a broad array of utilities, independent power producers, original equipment manufacturers and other third parties.

        We also continue to invest in NuScale Power, LLC ("NuScale"), an Oregon-based small modular nuclear reactor ("SMR") technology company. NuScale is a leader in the development of light water, passively safe SMRs, which we believe will provide us with significant future project opportunities. In 2014, the U.S. Department of Energy and NuScale entered into a cooperative agreement whereby the government will reimburse certain NuScale research and development efforts through 2019. In December 2016, NuScale submitted its design certification application to the U.S. Nuclear Regulatory Commission, a major step towards the eventual construction of the first SMR nuclear power facility.

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

        For the energy sector, we provide site management, environmental remediation, decommissioning, engineering and construction services and have been very successful in addressing the myriad environmental and regulatory challenges associated with legacy and operational nuclear sites. We are an industry leader in nuclear remediation at governmental facilities. We also provide safe, dependable and value-added nuclear operation services for the United States Department of Energy ("DOE") and international governments where we have brought our commercial operations and program management expertise to government clients to help stabilize substantial quantities of high-level, hazardous nuclear materials. We also manage the processing of low-level and high-level radioactive waste as well as development plans for on-site or off-site safe disposal of nuclear waste.

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

Maintenance, Modification & Asset Integrity

        The MMAI segment represents a combination of other operating segments that provide a wide array of integrated solutions to support projects across Fluor groups and our clients all over the world.

        Activities in this segment include providing facility start-up and management, plant and facility maintenance, operations support and asset management services to the oil and gas, chemicals, life sciences, mining and metals, consumer products and manufacturing industries. We focus on asset management solutions, as well as providing services in diverse areas such as electrical and instrumentation, fabric maintenance, mechanical and piping. We also provide inspection and integrity services to our clients to better ensure the reliable operations of their projects. Our capabilities in this area were greatly enhanced by our acquisition of Stork Holding, B.V. which closed in March 2016. This business, driven by annual operating expenditures, often benefits from large projects that originate in another of our segments which can lead to long-term maintenance or operations opportunities. Conversely, our long-term maintenance contracts can lead to larger capital projects for our other business segments when those needs arise. Our goal is to help clients improve the performance of their assets while also extending asset life.

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

        MMAI also provides Site Services® and fleet management services through AMECO®. AMECO provides integrated construction equipment, tool, and fleet service solutions to the company and third party clients on a global basis for construction projects and plant sites. AMECO supports large construction projects and plants at locations throughout North and South America, Africa, the Middle East, Australia and Southeast Asia.

        MMAI serves the staffing market through TRS®. TRS is a global enterprise of staffing specialists that provides the company and third party clients with technical, professional and craft resources either on a contract or permanent placement basis.

Other Matters

Backlog

        Backlog represents the total amount of revenues we expect to record in the future based upon contracts that have been awarded to us. Backlog is stated in terms of gross revenues and may include significant estimated amounts of third party, subcontracted and pass-through costs.

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the company's segments at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(in millions)
Energy, Chemicals & Mining	$21,831	$29,365
Industrial, Infrastructure & Power	15,115	9,682
Government(1)	5,194	3,560
Maintenance, Modification & Asset Integrity(2)	2,872	2,119

Total(3)	$45,012	$44,726

(1)
U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. With respect to backlog in our Government segment, if a contract covers multiple years, we include the full contract award, whether funded or unfunded, excluding option periods. As of December 31, 2016 and 2015, total backlog includes $2.7 billion and $912 million, respectively, of unfunded government contracts. For our contingency operations, we include only those amounts for which specific task orders have been awarded.

(2)
The equipment and temporary staffing businesses in the MMAI segment do not report backlog or new awards. With respect to our ongoing operations and maintenance contracts in the MMAI segment, backlog includes the amount of revenue we expect to recognize for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable.

(3)
For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog.

        The following table sets forth our consolidated backlog at December 31, 2016 and 2015 by region:

	December 31, 2016	December 31, 2015
	(in millions)
United States	$23,188	$18,167
Asia Pacific (including Australia)	1,957	2,678
Europe, Africa and Middle East	16,732	13,351
The Americas (excluding the United States)	3,135	10,530

Total	$45,012	$44,726

        In 2017, we expect to perform approximately 42 percent of our total backlog reported as of December 31, 2016. In comparison, during the last three years we expected to annually perform an average of 45 percent of our total year end backlog in the subsequent fiscal year.

        Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog denominated in foreign currencies is measured using average exchange rates. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict the portion of our December 31, 2016 backlog estimated to be performed annually subsequent to 2017. Accordingly, backlog is not necessarily indicative of future earnings or revenues and no assurances can be provided that we will ultimately realize on our backlog.

        The following table sets forth our changes in consolidated backlog at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(in millions)
Backlog — beginning of period	$44,726	$42,482
New awards	20,959	21,846
Adjustments and cancellations, net	(2,061)	(1,987)
Work performed	(18,612)	(17,615)

Backlog — end of period	$45,012	$44,726

        For additional information with respect to our backlog, please see "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

Types of Contracts

        While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two types of contracts: (a) cost reimbursable contracts and (b) fixed-price, lump-sum or guaranteed maximum contracts. In some markets, we are seeing "hybrid" contracts containing both fixed-price and cost reimbursable elements. As of December 31, 2016, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	December 31, 2016
	(in millions)	(percentage)
Cost Reimbursable	$33,045	73%
Fixed-Price, Lump-Sum and Guaranteed Maximum	$11,967	27%

        In accordance with industry practice, most of our contracts, including those with the U.S. government are subject to termination at the discretion of our client. In such situations, our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs.

        Under cost reimbursable contracts, the client reimburses us based upon negotiated rates and pays us a pre-determined or fixed fee, or a fee based upon a percentage of the cost incurred in completing the project. Our profit may be in the form of a fee, a simple mark-up applied to labor cost incurred in performing the contract, or a combination of the two. The fee element may also vary. The fee may be an incentive fee based upon achieving certain performance factors, milestones or targets; it may be a fixed amount in the contract; or it may be based upon a percentage of the cost incurred.

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

        Some of our contracts, regardless of type, may operate under joint ventures or other teaming arrangements. Typically, we enter into these arrangements with reputable companies with whom we have worked previously. These arrangements are generally made to strengthen our market position or technical skills, or where the size, scale or location of the project directs the use of such arrangements.

Competition

        We are one of the world's largest providers of engineering, procurement, construction, fabrication, operations and maintenance services. The markets served by our business are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as Bechtel Group, Inc., CH2M Hill Companies, Ltd., Jacobs Engineering Group, Inc., KBR, Inc., Kiewit Corporation, Granite Construction, Inc. and AECOM, and international-based companies such as AMEC Foster Wheeler plc, Balfour Beatty plc, Chicago Bridge and Iron Company N.V., Chiyoda Corporation, Hyundai Engineering & Construction Company, Ltd., JGC Corporation, Petrofac Limited, SNC-Lavalin Group, Inc., Samsung Engineering, TechnipFMC plc and WorleyParsons Limited.

        In the engineering, procurement, fabrication and construction arena, which is served by our Energy, Chemicals & Mining segment and our Industrial, Infrastructure & Power segment, competition is based on an ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. Our engineering, procurement, fabrication and construction business derives its competitive strength from our diversity, excellence in execution, reputation for quality, technology, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or an open shop basis, ability to execute projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.

        The various markets served by the MMAI segment, while having some similarities to the construction and procurement arena, tend also to have discrete issues impacting individual units. Each of the markets we serve has a large number of companies competing in its markets. In the operations and maintenance markets, barriers to entry are both financially and logistically low, with the result that the industry is highly fragmented with no single company being dominant. Competition in those markets is generally driven by reputation, price and the capacity to perform. The equipment sector, which operates in numerous markets, is highly fragmented and very competitive, with a large number of competitors mostly operating in specific geographic areas. The competition in the equipment sector for larger capital project services is more narrow and limited to only those capable of providing comprehensive equipment, tool and management services. Temporary staffing is a highly fragmented market with over 1,000 companies competing globally. The key competitive factors in this business line are price, service, quality, client relationships, breadth of service and the ability to identify and retain qualified personnel and geographical coverage.

        Key competitive factors in our Government segment are primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely, cost-efficient and compliant manner.

Significant Clients

        For 2016, revenue earned from agencies of the U.S. government and Exxon Mobil Corporation accounted for 13 percent and 10 percent, respectively, of our total revenue. We perform work for these clients under multiple contracts and sometimes through joint venture arrangements. No other client accounted for more than 10 percent of our revenues in 2016.

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

Patents

        We hold patents and licenses for certain items that we use in our operations, including those held by NuScale and Stork. However, none is so essential that its loss would materially affect our business.

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

Number of Employees

        The following table sets forth the number of employees of Fluor and its subsidiaries engaged in our business segments as of December 31, 2016:

Number of Employees
Salaried Employees:
Energy, Chemicals & Mining	14,234
Industrial, Infrastructure & Power	2,491
Government	3,940
Maintenance, Modification & Asset Integrity	4,579
Other	3,437

Total Salaried	28,681
Craft and Hourly Employees	32,870

Total	61,551

        The number of craft and hourly employees, who provide support throughout the various business segments, varies in relation to the number, size and phase of execution of projects we have in process at any particular time.

Executive Officers of the Registrant

        The following information is being furnished with respect to the company's executive officers as of December 31, 2016:

Name	Age	Position with the Company(1)
Ray F. Barnard	57	Executive Vice President, Systems and Supply Chain
Jose-Luis Bustamante	53	Executive Vice President, Business Development and Strategy
Robin K. Chopra	52	Senior Vice President and Controller
Garry W. Flowers	65	Executive Vice President, Project Support Services
Carlos M. Hernandez	62	Executive Vice President, Chief Legal Officer and Secretary
Mark A. Landry	52	Senior Vice President, Human Resources
Peter Oosterveer	59	Chief Operating Officer
Biggs C. Porter	63	Executive Vice President and Chief Financial Officer
David T. Seaton	55	Chairman and Chief Executive Officer
Bruce A. Stanski	56	Group President, Government

(1)
All references are to positions held with Fluor Corporation. All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors.

  Ray F. Barnard

        Mr. Barnard has been Executive Vice President, Systems and Supply Chain since February 2014. Prior to that, he was Chief Information Officer from February 2005 to February 2014. Mr. Barnard joined the company in 2002.

  Jose-Luis Bustamante

        Mr. Bustamante has been Executive Vice President, Business Development and Strategy since February 2015. Prior to that, he was Senior Vice President of Business Development, Marketing and

Strategic Planning for Oil & Gas from February 2012 to February 2015 and Vice President, Sales from August 2007 to February 2012. Mr. Bustamante joined the company in 1990.

  Robin K. Chopra

        Mr. Chopra has been Senior Vice President and Controller, as well as the Principal Accounting Officer of Fluor since March 2016. Prior to that, he was Controller of our former Energy & Chemicals, Industrial & Infrastructure and Power segments from September 2014 to March 2016 and Vice President, Internal Audit from March 2008 to September 2014. Mr. Chopra joined the company in 1991.

  Garry W. Flowers

        Mr. Flowers has been Executive Vice President, Project Support Services since February 2014 and has also led HSE, Security and Industrial Relations since November 2003. Prior to February 2014, Mr. Flowers was Group President, Global Services from January 2012 to February 2014 and was President and CEO of Savannah River Nuclear Solutions, LLC from September 2009 to January 2012. Mr. Flowers joined the company in 1978.

  Carlos M. Hernandez

        Mr. Hernandez has been Executive Vice President, Chief Legal Officer and Secretary since October 2007, when he joined the company. Prior to joining the company, he was General Counsel and Secretary of ArcelorMittal USA, Inc. from April 2005 to October 2007.

  Mark A. Landry

        Mr. Landry has been Senior Vice President, Human Resources since July 2016. Prior to that he had various roles in our Human Resources group overseeing various commercial operations from May 2014 to July 2016 and was an HR Director for Energy & Chemicals and the HR Regional Director for EAME, Asia Pacific and Australia from December 2010 to May 2014. Mr. Landry joined the company in 1989.

  Peter Oosterveer

        Mr. Oosterveer has been Chief Operating Officer since February 2014. Prior to that, he was Group President, Oil & Gas from March 2009 to February 2014. Mr. Oosterveer joined the company in 1989.

  Biggs C. Porter

        Mr. Porter has been Executive Vice President and Chief Financial Officer since May 2012, when he joined the company. Prior to joining the company, he was Chief Financial Officer of Tenet Healthcare, Inc. from June 2006 to March 2012.

  David T. Seaton

        Mr. Seaton has been Chief Executive Officer since February 2011 and Chairman since February 2012. Prior to that, he was Chief Operating Officer from November 2009 to February 2011. Mr. Seaton joined the company in 1985.

  Bruce A. Stanski

        Mr. Stanski has been Group President, Government since August 2009. Prior to joining the company in March 2009, he was President, Government and Infrastructure of KBR, Inc. from August 2007 to March 2009.

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

        The demand for our services is dependent upon the existence of projects with engineering, procurement, construction, fabrication, maintenance and management needs. Current economic conditions and commodity prices have adversely affected our clients' interest in approving new projects, have reduced our clients' budgets for capital expenditures and have otherwise caused a slowdown in the services our clients require. We derive a substantial portion of our revenues from companies in the oil and gas industry, a historically cyclical industry that is significantly affected by the levels and volatility of oil and gas prices. Recent and/or continuing declines or moderations in oil or natural gas prices or activities have materially and adversely affected the demand for our services in our Energy, Chemicals & Mining segment. In our Energy, Chemicals & Mining segment, capital expenditures by our clients may be influenced by factors such as prevailing prices and expectations about future prices for underlying commodities, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. In the power portion of our Industrial, Infrastructure & Power segment, new order activity has continued to see relatively low demand for our services in power due to political and environmental concerns regarding coal-fired power plants and safety and environmental concerns in the nuclear sector. In our mining and metal business line of the Energy, Chemicals & Mining segment, new order activity has also shown continued slowing due in part to volatility in the commodities and capital markets, which have caused clients in this segment to re-evaluate their needs for future capital improvements. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.

Our revenue and earnings are largely dependent on the award of new contracts which we do not directly control.

        A substantial portion of our revenue and earnings is generated from large-scale project awards. The timing of project awards is unpredictable and outside of our control. Awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors including a client's decision to not proceed with the development of a project, governmental approvals, financing contingencies, commodity prices, environmental conditions and overall market and economic conditions. We may not win contracts that we have bid upon due to price, a client's perception of our ability to perform and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater or unusual risks or terms and conditions in a contract that we might not deem acceptable especially when the markets for the services we typically offer are relatively soft. Because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate quarterly and annually depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated. Current economic and political conditions also make it extremely difficult for our clients, our vendors and us to accurately forecast and plan future business activities. For example, following the recent elections in the United States, many observers expect spending on U.S. infrastructure to increase. There is no assurance that such spending will increase or, if it does, that we will benefit from any increases in spending.

We may experience reduced profits or losses under contracts if costs increase above estimates.

        Generally our business is performed under contracts that include cost and schedule estimates in relation to our services. Inaccuracies in these estimates may lead to cost overruns that may not be paid by our clients thereby resulting in reduced profits or losses. If a contract is significant or there are one or more events that impact a contract or multiple contracts, cost overruns could have a material impact on our reputation or our financial results, negatively impacting our financial condition, results of operations or cash flow. Approximately 27 percent of the dollar-value of our backlog is currently fixed-price contracts, where we bear a significant portion of the risk for cost overruns. Reimbursable contract types, such as those that include negotiated hourly billing rates, may restrict the kinds or amounts of costs that are reimbursable, therefore exposing us to risk that we may incur certain costs in executing these contracts that are above our estimates and not recoverable from our clients. If we fail to accurately estimate the resources and time necessary for these types of contracts, or fail to complete these contracts within the timeframes and costs we have agreed upon, there could be a material impact on our financial results as well as our reputation.

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

        As of December 31, 2016, our backlog was approximately $45.0 billion. Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable or will not be subject to delay or suspension. Project cancellations, scope adjustments or deferrals, or foreign currency fluctuations may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn; or, may cause the rate at which we perform on our backlog to decrease. Most of our contracts have termination for convenience provisions in them allowing clients to cancel projects already awarded to us. Our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs. In addition, projects may remain in our backlog for an extended period of time. During periods of economic slowdown or decreases in commodity prices, the risk of backlog projects being suspended, delayed or cancelled generally increases. Finally, poor project or contract performance could also impact our backlog and profits. Such developments could have a material adverse effect on our business and our profits.

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

        Current global economic conditions, including a decline in commodity prices and currency devaluations, have reduced and continue to negatively impact our clients' willingness and ability to fund their projects. These conditions make it difficult for our clients to accurately forecast and plan future business trends and activities, thereby causing our clients to slow or even curb spending on our services, or seek contract terms more favorable to them. Our government clients may face budget deficits or financial sequestration that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our partners, subcontractors or suppliers could increase our cost or adversely impact project schedules. These economic conditions have reduced to some extent the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations worldwide. Current financial market conditions and adverse credit market conditions could adversely affect our clients', our partners' or our own borrowing capacity, which support the continuation and expansion of projects worldwide, and could result in contract cancellations or suspensions, project award and execution delays, payment delays or defaults by our clients. Our ability to expand our business would be limited if, in the future, we are unable to access sufficient credit capacity, including capital market funding, bank credit, such as letters of credit, and surety bonding on favorable terms or at all. These disruptions could materially impact our backlog and profits. If we extend a significant portion of credit to our clients or projects in a specific geographic region or industry, we may experience higher levels of collection risk or non-payment if those clients are impacted by factors specific to their geographic industry or region. Finally, our business has traditionally lagged recoveries in the general economy, and therefore may not recover as quickly as the economy as a whole.

We have international operations that are subject to foreign economic and political uncertainties and risks. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

        Our business is subject to international economic and political conditions that change (sometimes frequently) for reasons which are beyond our control. As of December 31, 2016, approximately 48 percent of our backlog consisted of revenue to be derived from projects and services to be completed outside the United States. We expect that a significant portion of our revenue and profits will continue to come from international projects for the foreseeable future.

        Operating in the international marketplace exposes us to a number of risks including:

  •
  abrupt changes in government policies, laws, treaties (including those impacting trade), regulations or leadership;

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

        Additional risks to our business may result from the United Kingdom's proposed withdrawal from the European Union. In June 2016, the United Kingdom voted in favor of a referendum, commonly known as "Brexit", which sets in motion its withdrawal from the European Union. It is anticipated that this process, when completed, could result in greater regulatory complexities and possibly result in more restrictive business activities between the United Kingdom and the European Union. In addition, Brexit may cause general disruption to the global economic markets. We have significant business operations in the United Kingdom. Brexit may adversely impact our relationships with our existing and future customers, suppliers, employees and subcontractors, and may otherwise have an adverse effect on our business, operations and financial condition.

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

        We utilize, develop, install and maintain a number of information technology systems both for us and for others. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party's information entrusted to us) from disclosure. Our computer systems face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information as well as the confidential and proprietary information of our clients and other business partners. While we endeavor to maintain industry-accepted security measures and technology to secure our computer systems, these systems and the information stored on these systems may still be subject to threats. A party who circumvents our security measures could misappropriate confidential or proprietary information, or could cause damage or interruptions to our systems. Any of these events could damage our reputation or have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

        Because of the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from clients in amounts sufficient to cover expenditures as they are incurred. Some of our clients may find it increasingly difficult to pay invoices for our services timely, especially as commodity prices decrease and remain low, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients for our large projects are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it may be difficult for us to collect payments owed to us by these clients. In addition, clients may request extension of the payment terms otherwise agreed to under our contracts. Delays in client payments may require us to make a working capital investment, which could impact our cash flows and liquidity. If a client fails to pay invoices on a timely basis or defaults in making its payments on a project in which we have devoted significant resources, there could be a material adverse effect on our results of operations or liquidity.

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

        Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (a large portion of which was defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration began on March 1, 2013. Although the Bipartisan Budget Act of 2013 provides some sequester relief until the end of 2017, absent additional legislative or other remedial action, the sequestration requires reduced U.S. federal government spending from 2017 through 2025. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

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

New or changing legal requirements could adversely effect out operating results.

        Our business and results of operations could be affected by the passage of climate change, defense, environmental, infrastructure, trade and other laws, policies and regulations. For example, growing concerns about climate change may result in the imposition of additional environmental regulations. Legislation, international protocols or treaties, regulation or other restrictions on emissions could affect our clients, including those who (a) are involved in the exploration, production or refining of fossil fuels such as our Energy, Chemicals & Mining segment clients, (b) emit greenhouse gases through the combustion of fossil fuels, including some of our power business clients or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition. However, legislation and regulation regarding climate change could also increase the pace of development of carbon capture and storage projects, alternative transportation, alternative energy facilities, such as wind farms or nuclear reactors or incentivize increased implementation of clean fuel projects which could positively impact the demand for our services. As another example, the implementation of trade barriers, countervailing duties, or border taxes, or the addition, relaxation or repeal of laws, policies and regulations regarding the industries and sectors in which we work could result in a decline in demand for our services, or may make the manner in which we perform our services, especially from outside the United States, less cost efficient. Furthermore, changes to existing trade agreements may impact our business operations. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us and our customers.

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

        As some of our executives and other key personnel approach retirement age, we need to provide for smooth transitions, which may require that we devote time and resources to identify and integrate new personnel into these leadership roles and other key positions. If we are unable to attract and retain a sufficient number of skilled personnel or effectively implement appropriate succession plans, our ability to pursue projects may be adversely affected, the costs of executing our existing and future projects may increase and our financial performance may decline.

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

        As a result of recent acquisitions or with regard to future acquisitions , or those that may occur in the future, we have been and will continue to devote significant management attention and resources to integrating the business practices and operations of companies we acquire. Difficulties we may encounter in the integration process include:

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

        We also lease or own a number of sales, administrative and field construction offices, warehouses and equipment yards strategically located throughout the world. In addition, through various joint ventures, we fabricate in Mexico, Canada, Russia and China.

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

	Common Stock
	Price Range
			Dividends Per Share
	High	Low
Year Ended December 31, 2016
Fourth Quarter	$57.78	$44.05	$0.21
Third Quarter	$54.45	$47.91	$0.21
Second Quarter	$55.69	$45.80	$0.21
First Quarter	$55.48	$39.48	$0.21
Year Ended December 31, 2015
Fourth Quarter	$50.91	$40.61	$0.21
Third Quarter	$53.48	$40.70	$0.21
Second Quarter	$62.26	$52.72	$0.21
First Quarter	$61.06	$51.80	$0.21

        Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See "Item 1A. — Risk Factors."

        At February 13, 2017, there were 139,355,412 shares outstanding and 4,915 stockholders of record of the company's common stock. The company estimates there were an additional 185,321 stockholders whose shares were held by banks, brokers or other financial institutions at February 7, 2017.

Issuer Purchases of Equity Securities

        The following table provides information as of the three months ended December 31, 2016 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
October 1–October 31, 2016	—	$—	—	11,610,219
November 1–November 30, 2016	—	—	—	11,610,219
December 1–December 31, 2016	—	—	—	11,620,219

Total	—	$—	—

(1)
The share repurchase program was originally announced on November 3, 2011 for 12,000,000 shares and has been amended to increase the size of the program by an aggregate 34,000,000 shares, most recently in February 2016 with an increase of 10,000,000 shares. The company continues to repurchase shares from time to time in open market transactions or privately negotiated transactions, including through pre-arranged trading programs, at its discretion, subject to market conditions and other factors and at such time and in amounts that the company deems appropriate.

Item 6.    Selected Financial Data

        The following table presents selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in "Item 15. — Exhibits and Financial Statement Schedules." Amounts are expressed in millions, except for per share and employee information:

	Year Ended December 31,
	2016	2015	2014	2013	2012

CONSOLIDATED OPERATING RESULTS
Total revenue	$19,036.5	$18,114.0	$21,531.6	$27,351.6	$27,577.1
Earnings from continuing operations before taxes	546.6	726.6	1,204.9	1,177.6	733.5
Amounts attributable to Fluor Corporation:
Earnings from continuing operations(1)	$281.4	418.2	$715.5	$667.7	$456.3
Loss from discontinued operations, net of taxes	—	(5.7)	(204.6)	—	—

Net earnings(1)	$281.4	$412.5	$510.9	$667.7	$456.3
Basic earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations(1)	$2.02	$2.89	$4.54	$4.11	$2.73
Loss from discontinued operations, net of taxes	—	(0.04)	(1.30)	—	—

Net earnings(1)	$2.02	$2.85	$3.24	$4.11	$2.73
Diluted earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations(1)	$2.00	$2.85	$4.48	$4.06	$2.71
Loss from discontinued operations, net of taxes	—	(0.04)	(1.28)	—	—

Net earnings(1)	$2.00	$2.81	$3.20	$4.06	$2.71
Cash dividends per common share declared	$0.84	$0.84	$0.84	$0.64	$0.64
Return on average shareholders' equity(2)	9.1%	13.6%	20.1%	18.6%	13.0%
CONSOLIDATED FINANCIAL POSITION
Current assets	$5,610.3	$5,105.4	$5,417.8	$5,757.9	$5,844.3
Current liabilities	3,816.0	2,935.4	3,330.9	3,407.2	3,887.1

Working capital	1,794.3	2,170.0	2,086.9	2,350.7	1,957.2
Property, plant and equipment, net	1,017.2	892.3	980.3	967.0	951.3
Total assets	9,216.4	7,625.4	8,187.5	8,320.7	8,272.5
Capitalization
1.750% Senior Notes	523.6	—	—	—	—
3.375% Senior Notes	496.0	495.2	494.3	493.5	492.7
3.5% Senior Notes	492.4	491.4	490.4	—	—
1.5% Convertible Senior Notes	—	—	18.3	18.4	18.5
Revolving Credit Facility	52.7	—	—	—	—
Other debt obligations	35.5	—	10.4	11.4	26.3
Shareholders' equity	3,125.2	2,997.3	3,110.9	3,757.0	3,341.3

Total capitalization	4,725.4	3,983.9	4,124.3	4,280.3	3,878.8
Common shares outstanding at year end	139.3	139.0	148.6	161.3	162.4
OTHER DATA
New awards	$20,959.2	$21,846.2	$28,831.1	$25,085.6	$27,129.2
Backlog at year end(3)	45,011.9	44,726.1	42,481.5	34,907.1	38,199.4
Capital expenditures	235.9	240.2	324.7	288.5	254.7
Cash provided by operating activities	705.9	849.1	642.6	788.9	603.8
Cash utilized by investing activities	(741.4)	(66.5)	(199.1)	(234.6)	(13.7)
Cash utilized by financing activities	(10.4)	(728.2)	(666.4)	(369.6)	(616.6)
Employees at year end
Salaried employees	28,681	27,195	27,643	29,425	32,592
Craft/hourly employees	32,870	11,563	9,865	8,704	8,601

Total employees	61,551	38,758	37,508	38,129	41,193

(1)
Net earnings attributable to Fluor Corporation in 2016 included a pre-tax charge of $265 million (or $1.20 per diluted share) related to forecast revisions for estimated cost increases on a petrochemicals project in the United States.

  Net earnings attributable to Fluor Corporation in 2015 included a pre-tax pension settlement charge of $240 million (or $1.04 per diluted share), a pre-tax loss of $60 million (or $0.26 per diluted share) resulting from forecast revisions for a large gas-fired power plant in Brunswick County, Virginia, and a pre-tax gain of $68 million (or $0.30 per diluted share) related to the sale of 50 percent of the company's ownership interest in its principal operating subsidiary in Spain to facilitate the formation of an Energy, Chemicals & Mining joint venture. Net earnings attributable to Fluor Corporation in 2015 also included an after-tax loss from discontinued operations of $6 million (or $0.04 per diluted share) resulting from the settlement of lead exposure cases related to the previously divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri and the payment of legal fees incurred in connection with a pending indemnification action against the buyer of the lead business for these settlements and others. The tax effect associated with this loss was $3 million.

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

  See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34 to 51 and Notes to Consolidated Financial Statements on pages F-8 to F-51 for additional information relating to significant items affecting the results of operations for 2014 - 2016.

(2)
Return on average shareholders' equity is calculated based on net earnings from continuing operations attributable to Fluor Corporation divided by the average shareholders' equity of the five most recent quarters.

(3)
The company began including the unfunded portion of multi-year government contract new awards in its backlog as of December 31, 2013 to be more comparable to industry practice. As a result of this change, total backlog included $2.7 billion, $912 million, $2.1 billion and $983 million of unfunded government contracts as of December 31, 2016, 2015, 2014 and 2013, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying Notes. For purposes of reviewing this document, "segment profit" is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; other non-operating income and expense items; and loss from discontinued operations. For a reconciliation of total segment profit to earnings from continuing operations before taxes, see Note 17 in the Notes to Consolidated Financial Statements.

Results of Operations

        Consolidated revenue for 2016 was $19.0 billion compared to $18.1 billion for 2015. During 2016, revenue growth in the Industrial, Infrastructure & Power, Government and Maintenance, Modification & Asset Integrity segments were partially offset by a revenue decline in the Energy, Chemicals & Mining segment. The revenue growth resulted primarily from increased project execution activities for several power projects, as well as revenue contributions from the acquired Stork business. Revenue in the Energy, Chemicals & Mining segment decreased due to reduced levels of project execution activities in the mining and metals business line and for certain large chemicals projects that were completed or nearing completion in the prior year.

        Consolidated revenue for 2015 was $18.1 billion compared to $21.5 billion for 2014. This decrease was principally due to certain large upstream projects that were completed or nearing completion and a significant decline in project execution activities in the mining and metals business line of the Energy,

Chemicals and Mining segment as well as reduced project execution activities in the infrastructure business line of the Industrial, Infrastructure & Power segment.

        Earnings from continuing operations before taxes for 2016 decreased 25 percent to $547 million from $727 million in 2015. Earnings from continuing operations before taxes for 2016 were adversely affected by pre-tax charges totaling $265 million related to forecast revisions for estimated cost increases on a petrochemicals project in the Energy, Chemicals & Mining segment, which were partially offset by higher contributions from power projects in the Industrial, Infrastructure & Power segment. Earnings from continuing operations before taxes for 2016 were also affected by higher corporate general and administrative expenses.

        Earnings from continuing operations before taxes for 2015 decreased 40 percent to $727 million from $1.2 billion in 2014 primarily due to a pre-tax pension settlement charge of $240 million (discussed below). The decrease in earnings from continuing operations before taxes in 2015 also reflected reduced contributions from the power and infrastructure business lines of the Industrial, Infrastructure & Power segment. These declines were partially offset by a $68 million pre-tax gain related to the sale of 50 percent of the company's ownership interest in its principal operating subsidiary in Spain to facilitate the formation of an Energy, Chemicals & Mining joint venture.

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

        As discussed in Note 2 of the Notes to Consolidated Financial Statements, the company recorded an after-tax loss from discontinued operations of $205 million (net of taxes of $112 million) during 2014 in connection with the reassessment of estimated loss contingencies related to the lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri, which the company sold in 1994. During 2015, the company recorded an after-tax loss from discontinued operations of $6 million (net of taxes of $3 million) resulting from the settlement of lead exposure cases and the payment of legal fees related to the divested lead business. The company has filed suit against the buyer seeking indemnification for all liabilities arising from these lead exposure cases.

        The effective tax rate on earnings from continuing operations was 40.1 percent, 33.8 percent and 29.3 percent for 2016, 2015 and 2014, respectively. The 2016 rate was unfavorably impacted by foreign losses without a tax benefit and by an adjustment to deferred tax assets as a result of the issuance of treasury regulations under Internal Revenue Code Section 987 for foreign currency translation gains and losses. The unfavorable impact was partially offset by a benefit from the resolution of an IRS audit for tax years 2012 - 2013 and the domestic production activities deduction. The 2015 rate was impacted unfavorably by foreign losses without a tax benefit, partially offset by benefits resulting from an IRS settlement for tax years 2004 - 2005 and the conclusion of an IRS audit for tax years 2009 - 2011. The 2014 rate was impacted favorably by the release of previously unrecognized tax positions related to the conclusion of an IRS audit for tax years 2006 - 2008, the reversal of certain valuation allowances, and the domestic production activities deduction. All periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

        Diluted earnings per share from continuing operations in 2016 were $2.00 which were adversely affected by forecast revisions for estimated cost increases on a petrochemicals project in the United States of $1.20 per diluted share. Diluted earnings per share from continuing operations in 2015 were $2.85, including a pension settlement charge of $1.04 per diluted share. Diluted earnings per share from continuing operations were $4.48 in 2014. In addition to the pension settlement charge, the decrease in 2015 earnings was driven by the lower performance of the segments noted above in the discussion of earnings from continuing operations before taxes. The impact of having fewer outstanding shares due to the repurchase of common stock slightly offset the reduction in earnings.

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

        The company's margins, in some cases, may be favorably or unfavorably impacted by a change in the mix of work performed or a change in the amount of materials and customer-furnished materials, which are accounted for as pass-through costs. Segment profit margins are generally higher during the earlier stages of the project life cycle as project execution activities are more heavily weighted to higher margin engineering activities rather than lower margin construction activities, particularly when there is a significant amount of materials, including customer-furnished materials, recognized during construction. During 2015, the Energy, Chemicals & Mining segment experienced higher segment profit margin when compared to 2014 due to a greater mix of engineering activities compared to the prior year. This trend is expected to reverse in the near term as some of our larger projects progress into the construction phase of the project life cycle.

        The Energy, Chemicals & Mining segment remains well positioned for new project activity; however, declining commodity prices have affected the timing of new awards and the pace of execution on certain existing projects.

        Consolidated new awards for 2016 were $21.0 billion compared to $21.8 billion in 2015 and $28.8 billion in 2014. The Energy, Chemicals & Mining; Industrial, Infrastructure & Power; and Government segments were the significant drivers of new award activity during 2016, including an award for the Tengiz Oil Expansion Project in Kazakhstan that was awarded in the third quarter. The Energy, Chemicals & Mining and Industrial, Infrastructure & Power segments were the major contributors to the new award activity during 2015. The major contributors of new award activity during 2014 were the Energy, Chemicals & Mining and Government segments. Approximately 46 percent of consolidated new awards for 2016 were for projects located outside of the United States compared to 48 percent for 2015.

        Consolidated backlog was $45.0 billion as of December 31, 2016, $44.7 billion as of December 31, 2015, and $42.5 billion as of December 31, 2014. The higher backlog at the end of 2016 was due to significant new awards and project adjustments in the Energy, Chemicals & Mining and Industrial, Infrastructure & Power segments, partially offset by an adjustment for a liquefied natural gas project that was suspended in the third quarter. The higher backlog at the end of 2015 was primarily due to significant new awards in the Industrial, Infrastructure & Power segment, partially offset by declines in backlog in the mining and metals business line of the Energy, Chemicals & Mining segment and the Government segment. As of December 31, 2016, approximately 48 percent of consolidated backlog related to projects located outside of the United States compared to 59 percent as of December 31, 2015.

        On March 1, 2016, the company acquired 100 percent of Stork Holding B.V. ("Stork") for an aggregate purchase price of €695 million (or approximately $756 million), including the assumption of debt and other liabilities. Stork, based in the Netherlands, is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The company paid €276 million (or approximately $300 million) in cash consideration. The operations of Stork are reported in the Maintenance, Modification & Asset Integrity segment below. See Note 18 to the Consolidated Financial Statements for a further discussion of the acquisition.

        In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. ("CFHI"), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication

Yard in China's Guangdong province. An additional investment of $62 million was made in September 2016 and another $78 million is expected to be made in September 2017.

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

        Engineering and Construction Contracts    Contract revenue is recognized on the percentage-of-completion method based on contract cost incurred to date compared to total estimated contract cost. Contracts are generally segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. The percentage-of-completion method of revenue recognition requires the company to prepare estimates of cost to complete for contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. Pre-contract costs are expensed as incurred. The majority of the company's engineering and construction contracts provide for reimbursement on a cost-plus, fixed-fee or percentage-fee basis. As of December 31, 2016, 73 percent of the company's backlog was cost reimbursable while 27 percent was for fixed-price, lump-sum or guaranteed maximum contracts. In certain instances, the company provides guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentive fees or liquidated damages. In addition, increases in contract cost can result in non-recoverable cost which could exceed revenue realized from the projects. The company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the company's work on a project. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

        The company has made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated. Under claims accounting (ASC 605-35-25), these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Cost, but not profit, associated with unapproved change orders is accounted for in revenue when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable, but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only to the extent that costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied. The company periodically evaluates its positions and amounts recognized with respect to all its claims and back charges. As of December 31, 2016 and 2015, the company had recorded $61 million and $30 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract work in progress. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $41 million as of December 31, 2016. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 605-35-25.

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

        In accordance with ASC 810, "Consolidation," the company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a variable interest entity ("VIE"). The company considers a partnership or joint venture a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the partnership or joint venture is a VIE. The majority of the company's partnerships and joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support.

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

        For partnerships and joint ventures in the construction industry, unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The most significant application of the proportionate consolidation method is in the Energy, Chemicals & Mining,

Industrial, Infrastructure & Power and Government segments. The cost and equity methods of accounting are also used, depending on the company's respective ownership interest and amount of influence on the entity, as well as other factors. At times, the company also executes projects through collaborative arrangements for which the company recognizes its relative share of revenue and cost.

        Deferred Taxes and Uncertain Tax Positions    Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. As of December 31, 2016, the company had deferred tax assets of $ 814 million which were partially offset by a valuation allowance of $81 million and further reduced by deferred tax liabilities of $279 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowance for 2016 primarily relates to the deferred tax assets on certain net operating loss carryforwards for U.S. and non-U.S. subsidiaries. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company's effective tax rate on future earnings.

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

        Retirement Benefits    The company accounts for its defined benefit pension plans in accordance with ASC 715-30, "Defined Benefit Plans — Pension." As required by ASC 715-30, the unfunded or overfunded projected benefit obligation is recognized in the company's financial statements. Assumptions concerning discount rates, long-term rates of return on plan assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Assuming no changes in current assumptions, the company expects to contribute up to $15 million to its defined benefit pension plans in 2017, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities would increase by approximately $51 million.

Segment Operations

        The company provides professional services in the fields of engineering, procurement, construction, fabrication and modularization, commissioning and maintenance, as well as project management services, on a global basis and serves a diverse set of industries worldwide. During the first quarter of 2016, the company changed the composition of its reportable segments to better reflect the diverse end markets that the company serves. The company now reports its operating results in four reportable segments as follows: Energy, Chemicals & Mining; Industrial, Infrastructure & Power; Government; and Maintenance, Modification & Asset Integrity. Segment operating information and assets for 2015 and 2014 have been recast to reflect these changes. For more information on the business segments see "Item 1. — Business" above.

Energy, Chemicals & Mining

        Revenue and segment profit for the Energy, Chemicals & Mining segment are summarized as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014

Revenue	$9,754.2	$11,865.4	$14,563.0
Segment profit	401.5	866.6	869.2

        Revenue in 2016 decreased by 18 percent compared to 2015 primarily due to a significant decline in volume of the mining and metals business line, as well as a reduced volume of project execution activities for certain large chemicals projects that were completed or nearing completion in the prior year. Revenue in 2015 decreased by 19 percent compared to 2014, primarily due to lower project execution activities for certain large upstream projects that were completed or nearing completion in 2014 and volume declines in the mining and metals business line, which were partially offset by an increase in project execution activities for numerous petrochemicals projects on the Gulf Coast of the United States and downstream projects across various regions.

        Segment profit in 2016 significantly decreased compared to 2015. Segment profit in 2016 was adversely affected by forecast revisions for estimated cost increases on a petrochemicals project in the United States of $265 million. The decrease in segment profit was also driven by reduced contributions from the mining and metals business line and certain upstream projects that were completed or nearing completion in the prior year. Segment profit in 2015 was essentially flat as compared to 2014. Higher contributions associated with the increase in project execution activities for numerous downstream projects across various regions were offset by reduced contributions from the mining and metals business line and upstream projects that were completed or nearing completion in 2014.

        Segment profit margin was 4.1 percent, 7.3 percent and 6.0 percent for the years ended December 31, 2016, 2015 and 2014, respectively. Segment profit margin in 2016 was primarily affected by forecast revisions on the large petrochemicals project discussed above. The improvement in segment profit margin in 2015 was largely attributable to the continued shift in the mix of work from lower margin construction activities to higher margin engineering activities and positive contributions from the downstream projects that were completed or nearing completion. Segment profit margin in 2015 further benefitted from the company's cost optimization activities when compared to 2014.

        New awards in the Energy, Chemicals & Mining segment were $8.4 billion in 2016, $12.0 billion in 2015 and $20.7 billion in 2014. New awards in 2016 included an upstream project for the Tengiz Oil Expansion Project in Kazakhstan and a bauxite mine project in Guinea. New awards in 2015 included a refinery project in Kuwait, a large natural gas transmission project in the United States, production and chemicals work in Canada, and additional refinery projects in Europe and the United States. New awards in 2014 included a significant amount of the engineering, procurement and construction value of a liquefied natural gas facility in Canada, refinery projects in Kuwait, Malaysia, Mexico and Argentina, an oil sands project in Canada, and a petrochemicals complex on the Gulf Coast of the United States.

        Backlog for the Energy, Chemicals & Mining segment was $21.8 billion as of December 31, 2016, $29.4 billion as of December 31, 2015 and $30.5 billion as of December 31, 2014. The reduction in backlog during 2016 resulted primarily from an adjustment for a liquefied natural gas project in Canada that was suspended in the third quarter, as well as new award activity being outpaced by work performed during 2016. The continued decline in oil prices since the latter part of 2014 has affected the timing of new awards and pace of execution on certain existing projects. The mining and metals business line also continues to experience the deferral of major capital investment decisions by some mining customers as a result of softening commodity demand.

        Total assets in the segment were $2.3 billion as of December 31, 2016 and $1.7 billion as of December 31, 2015. The increase in total assets primarily resulted from the company's investment in CFHI and increased working capital in support of project execution activities.

Industrial, Infrastructure & Power

        Revenue and segment profit for the Industrial, Infrastructure & Power segment are summarized as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014

Revenue	$4,094.5	$2,264.0	$2,854.8
Segment profit (loss)	135.8	(44.9)	147.5

        Revenue in 2016 increased 81 percent compared to 2015, primarily due to increased project execution activities in the power business line for several projects, including two nuclear projects and several gas-fired power plants in the southeastern United States. Revenue in 2015 decreased 21 percent compared to 2014, primarily due to reduced project execution activities in the infrastructure business line, which was largely attributable to the completion of a domestic transportation project in 2014.

        Segment profit increased significantly in 2016 compared to 2015 primarily due to the higher volume of project execution activities for the power projects mentioned above, as well as the adverse impact in the prior year of a loss of $60 million resulting from forecast revisions on a large gas-fired power plant in Brunswick County, Virginia. Segment profit decreased significantly in 2015 compared to 2014. Factors contributing to the decline in segment profit during 2015 included the aforementioned loss on the gas-fired power plant in Brunswick County, Virginia, reduced contributions from the infrastructure business line resulting from the completion of a domestic transportation project in 2014 and an increase in NuScale expenses, net of qualified reimbursable expenditures.

        Segment profit margin significantly increased in 2016 compared to the prior year principally driven by the same factors affecting segment profit. Segment profit margin in 2015 decreased over 2014 due to the same factors that drove the decrease in segment profit during 2015.

        The Industrial, Infrastructure & Power segment includes the operations of NuScale, which are primarily research and development activities. NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit, were $92 million, $80 million and $46 million for 2016, 2015 and 2014, respectively.

        New awards in the Industrial, Infrastructure & Power segment were $6.2 billion during 2016, $7.1 billion during 2015 and $2.3 billion during 2014. New awards in 2016 were primarily in the infrastructure business line and included the Purple Line Light Rail Transit Project in Maryland, the Loop 202 South Mountain Freeway Project in Arizona, the Port Access Road Project in South Carolina, an award on a combined-cycle power plant in Greensville County, Virginia and a pharmaceutical manufacturing facility in North Carolina. New awards in 2015 included a $5.0 billion award from Westinghouse Electric Company to manage the construction workforce at two Westinghouse nuclear power plant projects in Georgia and South Carolina on a cost-plus, fixed-fee basis, a gas-fired power plant in Florida and a highway project in Texas. New awards in 2014 included A9 Holendrecht — Diemen road project in the Netherlands, a gas-fired power plant project in South Carolina and a large manufacturing facility in the United States.

        Backlog in the Industrial, Infrastructure & Power segment was $15.1 billion as of December 31, 2016, $9.7 billion as of December 31, 2015 and $5.0 billion as of December 31, 2014. The increases in backlog during 2016 primarily resulted from project adjustments in the power business line for the two Westinghouse nuclear power plant projects discussed above and new awards in the infrastructure business line. The increase in backlog during 2015 resulted from new awards in the power business line discussed above.

        Total assets in the Industrial, Infrastructure & Power segment were $750 million as of December 31, 2016 and $544 million as of December 31, 2015. The increase in total assets in the Industrial, Infrastructure & Power segment resulted from increased working capital in support of project execution activities. Total assets as of December 31, 2016 include accounts receivable and contract work in progress totaling $144 million related to the two Westinghouse nuclear power plant projects.

Government

        Revenue and segment profit for the Government segment are summarized as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014

Revenue	$2,720.0	$2,557.4	$2,511.9
Segment profit	85.1	83.1	92.7

        Revenue in 2016 increased 6 percent compared to 2015 primarily due to the commencement of project execution activities for the Idaho Cleanup Project Core Contract ("Idaho Core Project") during 2016 and an increase in project execution activities for construction projects within the services business line. These increases were largely offset by lower revenue from the Magnox nuclear decommissioning project in the United Kingdom (the "Magnox RSRL Project") and the continued reduction in project execution activities associated with the LOGCAP IV program in Afghanistan. Revenue in 2015 increased 2 percent compared to 2014 primarily due to the increased project execution activities for several large multi-year decommissioning and cleanup projects awarded in 2014, largely offset by a reduction in project execution activities associated with LOGCAP IV.

        Segment profit for 2016 increased 2 percent compared to 2015, primarily due to contributions from the commencement of project execution activities for the Idaho Core Project, as well as the favorable effect of the segment's cost optimization efforts. These increases were offset by reduced contributions from the Magnox RSRL Project and the LOGCAP IV program. Segment profit for 2015 decreased 10 percent compared to 2014, primarily due to the decline in project execution activities for LOGCAP IV. This decline was partially offset by increased contributions from project execution activities for several large multi-year decommissioning and cleanup projects, as well as improved contributions from a base operations support services contract.

        Segment profit margin was 3.1 percent, 3.3 percent, and 3.7 percent for the years ended December 31, 2016, 2015 and 2014, respectively. Segment profit margins in 2016 and 2015 declined when compared to 2014 due to lower margin contributions from decommissioning and cleanup projects awarded in recent years, as well as the continued decline in project execution activity for the LOGCAP IV program.

        New awards were $4.6 billion during 2016, $1.4 billion during 2015, and $4.7 billion during 2014. New awards in 2016 and 2014 included large awards for multi-year decommissioning and cleanup projects in the segment's environmental and nuclear business line.

        Backlog was $5.2 billion as of December 31, 2016, $3.6 billion as of December 31, 2015 and $4.7 billion as of December 31, 2014. Total backlog included $2.7 billion, $912 million, and $2.1 billion of unfunded government contracts as of December 31, 2016, 2015, and 2014, respectively. The increase in backlog in 2016 resulted primarily from the previously mentioned multi-year decommissioning and cleanup project awards in the environmental and nuclear business line.

        Total assets in the Government segment were $494 million as of December 31, 2016 compared to $495 million as of December 31, 2015.

Maintenance, Modification & Asset Integrity

        Revenue and segment profit for the Maintenance, Modification & Asset Integrity segment are summarized as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014

Revenue	$2,467.8	$1,427.2	$1,601.9
Segment profit	121.9	127.4	153.0

        Revenue in 2016 increased 73 percent compared to 2015, primarily due to the inclusion of ten months of revenue associated with the acquisition of the Stork business, which closed on March 1, 2016. The increase in revenue from Stork was partially offset by lower revenues for the equipment business due to the demobilization of projects in Latin America and North America and a lower level of project execution activities in both the continuous site presence and power services business lines. Revenue in 2015 decreased 11 percent compared to 2014, primarily due a lower level of project execution activities in the continuous site presence business line's operations in North America and Australia, as well as volume declines in the equipment business line's operations in Mexico, Africa and Afghanistan.

        Segment profit in 2016 declined 4.4 percent compared to the prior year resulting primarily from the lower level of project execution activities in the power services and continuous site presence business lines, which exceeded segment profit contributions from Stork. Segment profit in 2015 decreased 17 percent compared to the prior year, principally due to volume declines in the equipment business line's operations in Mexico, Afghanistan and Africa and reduced contributions from the continuous site presence business line.

        Segment profit margin was 4.9 percent, 8.9 percent and 9.6 percent for the years ended December 31, 2016, 2015 and 2014, respectively. The decline in segment profit margin in 2016 was principally driven by the inclusion of Stork in 2016. The decline in segment profit margin in 2015 was primarily attributable from the reduced volumes of the equipment business line.

        New awards in the Maintenance, Modification & Asset Integrity segment were $1.8 billion in 2016, $1.4 billion in 2015 and $1.1 billion in 2014. Backlog was $2.9 billion as of December 31, 2016, $2.1 billion as of December 31, 2015 and $2.3 billion as of December 31, 2014. The increase in backlog during 2016 was primarily due to the inclusion of backlog from the Stork acquisition.

        Total assets in the Maintenance, Modification & Asset Integrity segment were $2.0 billion as of December 31, 2016 compared to $924 million as of December 31, 2015. The increase in total assets resulted from the company's acquisition of Stork.

Corporate, Tax and Other Matters

        Corporate    For the three years ended December 31, 2016, 2015 and 2014, corporate general and administrative expenses were $191 million, $168 million and $183 million, respectively. The increase in 2016 was primarily attributable to transaction costs and integration activities associated with the Stork acquisition and higher organizational realignment expenses when compared to the prior year, which were partially offset by foreign currency exchange gains. The decline in 2015 resulted primarily from reductions in stock price-driven compensation expense and organizational realignment expenses as compared to 2014.

        Net interest expense was $53 million, $28 million and $11 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in 2016 was primarily due to interest associated with debt assumed in the Stork acquisition and the €500 million of 1.750% Senior Notes issued in March 2016. Interest expense increased in 2015 compared to 2014 due to the issuance of $500 million of 3.5% Senior Notes in November 2014.

        Tax    The effective tax rate on earnings from continuing operations was 40.1 percent, 33.8 percent and 29.3 percent for 2016, 2015 and 2014, respectively. Factors affecting the effective tax rates for 2014 - 2016 are discussed above under "— Results of Operations."

Litigation and Matters in Dispute Resolution

        See Note 14 to the Consolidated Financial Statements.

Liquidity and Financial Condition

        Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit, which may be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company's financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of December 31, 2016, the company was in compliance with all of the financial covenants related to its debt agreements.

Cash Flows

        Cash and cash equivalents were $1.9 billion as of both December 31, 2016 and 2015. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.1 billion and $2.4 billion as of December 31, 2016 and 2015, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company's global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.0 billion and $1.3 billion as of December 31, 2016 and 2015, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.

        In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated VIEs (joint ventures and partnerships). These amounts (which totaled $440 million and $290 million as of December 31, 2016 and 2015, respectively, as reflected in the Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $764 million and $754 million as of December 31, 2016 and 2015, respectively, as reflected on the Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of December 31, 2016 and 2015 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

Operating Activities

        Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of engineering and construction projects, as well as the company's execution of its projects within budget. Working capital requirements also vary by project and relate to clients in various industries and locations throughout the world. Most contracts require payments as the projects progress. The company evaluates the counterparty credit risk of third parties as part of its project risk review process. The company maintains adequate reserves for potential credit losses and generally such losses have been minimal and within management's estimates. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. As a result, the company's cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. The company maintains cash reserves and borrowing facilities to provide additional working capital in the event that a project's net operating cash outflows exceed its available cash balances.

        During 2016, working capital decreased primarily due to an increase in accounts payable and a decrease in joint venture net working capital partially offset by increases in accounts receivable and contract work in progress. Specific factors related to these drivers include:

  •
  An increase in accounts payable in the Energy, Chemicals & Mining and Industrial, Infrastructure & Power segments which resulted from normal invoicing activities.

  •
  A decrease in the net working capital of a project joint venture in the Energy, Chemicals & Mining segment.

  •
  An increase in accounts receivable, primarily attributable to work performed for an Energy, Chemicals & Mining joint venture project in the United States.

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

  •
  A decrease in contract work in progress in the Energy, Chemicals & Mining segment that resulted primarily from normal project execution activities. A significant contributor to the decrease in contract work in progress in the Energy, Chemicals & Mining segment was a major mine replacement project in Canada.

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

        During 2014, working capital increased primarily due to an increase in accounts receivable and decreases in accounts payable and advance billings partially offset by a decrease in contract work in progress. Significant drivers of these fluctuations were:

  •
  An increase in accounts receivable in the Energy, Chemicals & Mining segment. The higher accounts receivable balance in 2014 resulted primarily from normal billing activities for various projects and was not indicative of any significant collection or liquidity issues.

  •
  A decrease in accounts payable in the Energy, Chemicals & Mining segment. The lower accounts payable balance in 2014 resulted primarily from normal invoicing and payment activities. A significant contributor to the decrease in accounts payable in the Energy, Chemicals & Mining segment was a major mine replacement project in Canada.

  •
  Decreases in advance billings in both the Industrial, Infrastructure & Power and Government segments which were the result of normal project execution activities for several projects including a gaseous diffusion plant project in Portsmouth, Ohio.

  •
  A decrease in contract work in progress in the Energy, Chemicals & Mining segment that resulted primarily from normal project execution activities. A significant contributor to the decrease in contract work in progress in the Energy, Chemicals & Mining segment was a coal bed methane gas project in Australia.

        Cash provided by operating activities was $706 million, $849 million and $643 million in 2016, 2015 and 2014, respectively. The decrease in cash provided by operating activities in 2016 resulted primarily from a decline in net working capital inflows compared to 2015 and a lower level of net earnings in 2016. The improvement in cash flows from operating activities in 2015 resulted from favorable year-over-year changes in working capital, partially offset by cash outflows totaling $316 million associated with discontinued operations as discussed below.

        Income tax payments were $165 million, $250 million and $228 million in 2016, 2015 and 2014, respectively.

        Cash from operating activities is used to provide contributions to the company's defined contribution and defined benefit pension plans. Contributions into the defined contribution plans during 2016, 2015 and 2014 were $167 million, $146 million and $150 million, respectively. The company contributed approximately $15 million, $58 million and $63 million into its defined benefit pension plans during 2016, 2015 and 2014, respectively. Company contributions to defined benefit pension plans during 2015 primarily related to additional funding to settle the U.S. plan. Company contributions to defined benefit pension plans were higher during 2014 in order to achieve targeted funding levels. Assuming no changes in current assumptions, the company expects to contribute up to $15 million in 2017 to its defined benefit pension plans, which is expected to be in excess of the minimum funding required. As of December 31, 2016, the accumulated benefit obligation exceeded plan assets for certain defined benefit pension plans in the Netherlands and Germany that the company assumed in the Stork acquisition. Plan assets exceeded the accumulated benefit obligation for each of the other non-U.S plans (including the company's legacy plan in the Netherlands) as of December 31, 2016. The accumulated benefit obligation exceeded plan assets for the company's legacy plan in the Netherlands as of December 31, 2015. Plan assets exceeded the accumulated benefit obligation for each of the other non-U.S plans as of December 31, 2015.

        In May 2014, NuScale entered into a cooperative agreement establishing the terms and conditions of a multi-year funding award totaling $217 million under the DOE's Small Modular Reactor Licensing Technical Support Program. NuScale expenses included in the determination of net earnings were $92 million, $80 million and $46 million during 2016, 2015 and 2014, respectively. NuScale expenses for 2016, 2015 and 2014 were reported net of qualified reimbursable expenses of $57 million, $65 million and $38 million, respectively. For further discussion of the cooperative agreement, see Note 1 to the Consolidated Financial Statements.

        During 2014, the company recorded a loss from discontinued operations in connection with the reassessment of estimated loss contingencies related to the previously divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri. In October 2014, the company entered into a settlement agreement with counsel for a number of plaintiffs, and in January 2015, the company paid $306 million pursuant to the settlement agreement. See Note 2 to the Consolidated Financial Statements for further discussion of the matter.

Investing Activities

        Cash utilized by investing activities amounted to $741 million, $67 million and $199 million during 2016, 2015 and 2014, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; investments in and sales of partnerships and joint ventures; and business acquisitions.

        The company holds cash in bank deposits and marketable securities which are governed by the company's investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During 2016, 2015 and 2014, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $162 million, $25 million and $9 million, respectively. The company held combined current and noncurrent marketable securities of $255 million and $418 million as of December 31, 2016 and 2015, respectively.

        Capital expenditures of $236 million, $240 million and $325 million during 2016, 2015 and 2014, respectively, primarily related to construction equipment associated with equipment operations in the Maintenance, Modification & Asset Integrity segment, as well as expenditures for land, facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $81 million, $94 million and $106 million during 2016, 2015 and 2014, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Maintenance, Modification & Asset Integrity segment.

        During 2015, the company sold two office buildings located in California for net proceeds of $82 million and subsequently entered into a twelve year lease with the purchaser. The resulting gain on the sale of the property was approximately $58 million, of which $7 million was recognized during the fourth quarter of 2015 and $4 million was recognized during 2016. For both years, the gain was included in corporate general and administrative expense in the Consolidated Statement of Earnings. The remaining deferred gain of approximately $47 million will be amortized over the remaining life of the lease on a straight-line basis.

        During 2016, the company acquired 100 percent of Stork for an aggregate purchase price of €695 million (or approximately $756 million), including the assumption of debt and other liabilities. Stork, based in the Netherlands, is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The company paid €276 million (or approximately $300 million) in cash consideration. The company borrowed €200 million (or approximately $217 million) under its $1.7 billion Revolving Loan and Letter of Credit Facility, and paid €76 million (or approximately $83 million) of cash on hand to initially finance the Stork acquisition. The €200 million borrowed under the $1.7 billion Revolving Loan and Letter of Credit Facility was subsequently repaid from the net proceeds of the 2016 Notes as discussed in Note 8 to the Consolidated Financial Statements.

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

        Investments in unconsolidated partnerships and joint ventures were $518 million, $91 million and $39 million in 2016, 2015 and 2014, respectively. Investments during 2016 included cash investments totaling $412 million in COOEC Fluor Heavy Industries Co., Ltd. ("CFHI"), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China's Guangdong province. An additional investment of $78 million is expected to be made in September 2017.

        During 2014, the company sold its interest in two joint ventures in the Industrial, Infrastructure & Power segment for $44 million. The company had a 10 percent interest in both joint ventures and accounted for these investments using the equity method.

Financing Activities

        Cash utilized by financing activities during 2016, 2015 and 2014 of $10 million, $728 million and $666 million, respectively, included company stock repurchases, company dividend payments to stockholders, proceeds from the issuance of senior notes, repayments of debt, borrowings and repayments under revolving lines of credit, and distributions paid to holders of noncontrolling interests.

        The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares in open market or privately negotiated transactions at the company's discretion. The company repurchased 202,650 shares, 10,104,988 shares and 13,331,402 shares of common stock under its current and previously authorized stock repurchase programs resulting in cash outflows of $10 million, $510 million and $906 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, 11,610,219 shares could still be purchased under the existing stock repurchase program.

        Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2016 will be paid in the first quarter of 2017. Quarterly cash dividends of $0.21 per share were declared in 2016, 2015 and 2014. Dividends of $118 million, $125 million and $126 million, were paid during 2016, 2015 and 2014, respectively. The payment and level of future cash dividends is subject to the discretion of the company's Board of Directors.

        In March 2016, the company issued €500 million of 1.750% Senior Notes (the "2016 Notes") due March 21, 2023 and received proceeds of €497 million (or approximately $551 million), net of underwriting discounts. Interest on the 2016 Notes is payable annually on March 21 of each year, beginning on March 21, 2017. Prior to December 21, 2022, the company may redeem the 2016 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make whole" premium described in the indenture. On or after December 21, 2022, the company may redeem the 2016 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Additionally, the company may redeem the 2016 Notes at any time upon the occurrence of certain changes in U.S. tax laws, as described in the indenture, at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

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

        In conjunction with the acquisition of Stork on March 1, 2016, the company assumed Stork's outstanding debt obligations, including its 11.0% Super Senior Notes due 2017 (the "Stork Notes"), borrowings under a €110 million Super Senior Revolving Credit Facility, and other debt obligations. On March 2, 2016, the company gave notice to all holders of the Stork Notes of the full redemption of the outstanding €273 million (or approximately $296 million) principal amount of Stork Notes plus a redemption premium of €7 million (or approximately $8 million) effective March 17, 2016. The redemption of the Stork Notes was initially funded with additional borrowings under the company's $1.7 billion Revolving Loan and Letter of Credit Facility, which borrowings were subsequently repaid from the net proceeds of the 2016 Notes. Certain other outstanding debt obligations assumed in the Stork acquisition of €20 million (or approximately $22 million) were settled in March 2016. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility that is available to fund working capital in the ordinary course of business. This replacement facility expires in April 2017 and bears interest at EURIBOR plus .75%. Outstanding borrowings under this facility amounted to €50 million (or approximately $53 million) as of December 31, 2016.

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

        Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $58 million, $59 million and $138 million in 2016, 2015 and 2014, respectively. Distributions in 2016 primarily related to three transportation joint venture projects in the United States. Distributions in 2015 primarily related to two transportation joint venture projects in the United States and an iron ore joint venture project in Australia. Distributions in 2014 primarily related to two transportation joint venture projects in the United States and a mining joint venture project in Argentina. Capital contributions by joint venture partners were $9 million, $5 million and $3 million in 2016, 2015 and 2014, respectively.

Effect of Exchange Rate Changes on Cash

        Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During 2016, 2015 and 2014, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $103 million, $166 million and $197 million, respectively, of which $54 million, $98 million and $68 million, respectively, related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company's exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

        As of December 31, 2016, the company had a combination of committed and uncommitted lines of credit that may be used for revolving loans and letters of credit. As of December 31, 2016, letters of credit and borrowings totaling $1.7 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2021. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company's subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

        In connection with the Stork acquisition, the company assumed a €110 million Super Senior Revolving Credit Facility that bore interest at EURIBOR plus 3.75%. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility which may be used for revolving loans, bank guarantees, letters of credit and to fund working capital in the ordinary course of business. This replacement facility expires in April 2017 and bears interest at EURIBOR plus .75%. The €125 million Revolving Credit Facility was included in committed lines of credit as of December 31, 2016. Outstanding borrowings under this facility amounted to €50 million (or approximately $53 million) as of December 31, 2016.

        Letters of credit are provided in the ordinary course of business primarily to indemnify the company's clients if the company fails to perform its obligations under its contracts. Surety bonds may be used as an alternative to letters of credit.

Guarantees, Inflation and Variable Interest Entities

  Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $16 billion as of December 31, 2016. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of December 31, 2016 and 2015 in accordance with ASC 460, "Guarantees," and the carrying value of the liability was not material.

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

        For further discussion of the company's VIEs, see "Discussion of Critical Accounting Policies and Estimates" above and Note 16 to the Consolidated Financial Statements.

Contractual Obligations

        Contractual obligations as of December 31, 2016 are summarized as follows:

		Payments Due by Period

Contractual Obligations	Total	1 year or less	2–3 years	4–5 years	Over 5 years

(in millions)
Debt:
1.750% Senior Notes	$524	$—	$—	$—	$524
3.375% Senior Notes	496	—	—	496	—
3.5% Senior Notes	492	—	—	—	492
Revolving Credit Facility	53	53	—	—	—
Other borrowings	35	29	6	—	—
Interest on debt obligations(1)	277	47	86	81	63
Operating leases(2)	338	81	113	71	73
Capital leases	31	8	3	1	19
Uncertain tax positions(3)	9	—	—	—	9
Joint venture contributions	119	80	19	12	8
Pension minimum funding(4)	53	10	21	22	—
Other post-employment benefits	16	3	5	4	4
Other compensation-related obligations(5)	439	89	108	91	151

Total	2,882	400	361	778	1,343

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

        The company utilizes derivative instruments to mitigate certain financial exposures, including currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility. As of December 31, 2016, the company had total gross notional amounts of $1 billion of foreign currency contracts of less than three years duration (primarily related to the British Pound, Euro, Kuwaiti Dinar and South Korean Won) and total gross notional amounts of $2 million of commodity contracts of less than one year duration. The company's historical gains and losses associated with derivative instruments have typically been immaterial, and have largely mitigated the exposures being hedged. The company does not enter into derivative transactions for speculative purposes.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act) for our company. Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

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

        In connection with the preparation of the company's annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Management's assessment included an evaluation of the design of the company's internal control over financial reporting and testing of the operational effectiveness of the company's internal control over financial reporting. Based on this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2016.

        In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of the acquisition. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 did not include an assessment of the effectiveness of internal control over financial reporting of Stork Holding B.V. ("Stork"), which was acquired on March 1, 2016. The operating results of Stork are included in our consolidated financial statements from the period subsequent to the acquisition date and include $1.2 billion and $263 million of total and net assets, respectively, as of December 31, 2016 and $1.2 billion in revenue for the year ended December 31, 2016.

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

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Fluor Corporation

        We have audited Fluor Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Fluor Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Stork Holding B.V., which is included in the 2016 consolidated financial statements of Fluor Corporation and constituted $1.2 billion and $263 million of total and net assets, respectively, as of December 31, 2016 and $1.2 billion of revenues for the year then ended. Our audit of internal control over financial reporting of Fluor Corporation also did not include an evaluation of the internal control over financial reporting of Stork Holding B.V.

        In our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fluor Corporation as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2016 of Fluor Corporation and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Dallas, Texas
February 17, 2017

Changes in Internal Control over Financial Reporting

        Except as described below, there have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        We recently acquired Stork and are in the process of integrating Stork's operations with the operations of Fluor Corporation, including integration of financial reporting processes and procedures and internal controls over financial reporting. We believe we will be able to maintain sufficient controls over our financial reporting throughout this integration process. Because of the size, complexity and timing of the Stork acquisition, the internal controls over financial reporting of Stork have been excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 (as described above).

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

Item 11.    Executive Compensation

        Information required by this item is included in the following sections of our Proxy Statement for our 2017 annual meeting of stockholders: "Organization and Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation," as well as the related pages containing compensation tables and information, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table provides information as of December 31, 2016 with respect to the shares of common stock that may be issued under the company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	4,481,381	$60.45	7,374,485
Equity compensation plans not approved by stockholders	—	—	—

Total	4,481,381	$60.45	7,374,485

(1)
Consists of the 2014 Restricted Stock Plan for Non-Employee Directors, under which no securities are currently issuable upon exercise of outstanding options, warrants or rights, but under which 437,556 shares remain available for future issuance; the 2003 Executive Performance Incentive Plan (the "2003 Plan"), under which 270,207 shares are currently issuable upon exercise of outstanding options, warrants and rights, but under which no shares remain available for future issuance; and the Amended and Restated 2008 Executive Performance Incentive Plan, under which 4,211,174 shares are currently issuable upon exercise of outstanding options, warrants and rights, and under which 6,936,929 shares remain available for issuance.

        The additional information required by this item is included in the "Stock Ownership and Stock-Based Holdings of Executive Officers and Directors" and "Stock Ownership of Certain Beneficial Owners" sections of our Proxy Statement for our 2017 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item is included in the "Certain Relationships and Related Transactions" and "Board Independence" sections of the "Corporate Governance" portion of our Proxy Statement for our 2017 annual meeting of stockholders, which information is incorporated herein by reference.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this annual report on Form 10-K:

1.     Financial Statements:

        Our consolidated financial statements at December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K, beginning on page F-1.

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
4.5
Fourth Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of March 21, 2016 (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on March 21, 2016).
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
10.5
Form of Option Agreement (2015 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant's Quarterly Report on Form 10-Q filed on April 30, 2015).
10.6	Form of Option Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan.*
10.7
Form of Value Driver Incentive Award Agreement (for the senior team) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant's Quarterly Report on Form 10-Q filed on April 30, 2015).
10.8
Form of Value Driver Incentive Award Agreement (for the senior team, with a post-vesting holding period) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2016).
10.9	Form of Value Driver Incentive Award Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan.*
10.10
Form of Value Driver Incentive Award Agreement (for non-senior executives) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q filed on April 30, 2015).
10.11
Form of Value Driver Incentive Award Agreement (cash-based, for non-senior executives) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2016).
10.12
Form of Restricted Stock Unit Agreement under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.27 to the registrant's Quarterly Report on Form 10-Q filed on April 30, 2015).
10.13
Form of Restricted Stock Unit Agreement (for the senior team, with a post-vesting holding period) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2016).
10.14	Form of Restricted Stock Unit Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan.*
10.15
Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).
10.16
Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K filed on February 18, 2014).

Exhibit	Description
10.17	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K filed on February 22, 2012).
10.18	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 7, 2017).
10.19	Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 filed on May 1, 2014).
10.20
Form of Restricted Stock Unit Agreement under the Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q filed on August 4, 2016).
10.21
Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.22	Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of November 2, 2016.*
10.23	Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.24
Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.25
Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 29, 2010).
10.26
$1,800,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 2, 2016).
10.27
$1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-Q filed on March 2, 2016).
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

*
New exhibit filed with this report.

        Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Balance Sheet at December 31, 2016 and December 31, 2015, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2016, 2015 and 2014.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ BIGGS C. PORTER Biggs C. Porter, Executive Vice President and Chief Financial Officer

February 17, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DAVID T. SEATON David T. Seaton	Chairman and Chief Executive Officer	February 17, 2017
Principal Financial Officer:
/s/ BIGGS C. PORTER Biggs C. Porter	Executive Vice President and Chief Financial Officer	February 17, 2017
Principal Accounting Officer:
/s/ ROBIN K. CHOPRA Robin K. Chopra	Senior Vice President and Controller	February 17, 2017
Other Directors:
/s/ PETER K. BARKER Peter K. Barker	Director	February 17, 2017
/s/ ALAN M. BENNETT Alan M. Bennett	Director	February 17, 2017
/s/ ROSEMARY T. BERKERY Rosemary T. Berkery	Director	February 17, 2017
/s/ PETER J. FLUOR Peter J. Fluor	Director	February 17, 2017

Signature	Title	Date

/s/ JAMES T. HACKETT James T. Hackett	Director	February 17, 2017
/s/ SAMUEL J. LOCKLEAR Samuel J. Locklear	Director	February 17, 2017
/s/ DEBORAH D. MCWHINNEY Deborah D. McWhinney	Director	February 17, 2017
/s/ ARMANDO J. OLIVERA Armando J. Olivera	Director	February 17, 2017
/s/ JOSEPH W. PRUEHER Joseph W. Prueher	Director	February 17, 2017
/s/ MATTHEW K. ROSE Matthew K. Rose	Director	February 17, 2017
/s/ NADER H. SULTAN Nader H. Sultan	Director	February 17, 2017
/s/ LYNN C. SWANN Lynn C. Swann	Director	February 17, 2017

FLUOR CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fluor Corporation

We have audited the accompanying consolidated balance sheets of Fluor Corporation as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fluor Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Dallas, Texas
February 17, 2017

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014

TOTAL REVENUE	$19,036,525	$18,114,048	$21,531,577
TOTAL COST OF REVENUE	18,246,209	17,019,352	20,132,544
OTHER (INCOME) AND EXPENSES
Gain related to a partial sale of a subsidiary	—	(68,162)	—
Pension settlement charge	—	239,896	—
Corporate general and administrative expense	191,073	168,329	182,711
Interest expense	69,689	44,770	29,681
Interest income	(17,046)	(16,689)	(18,268)

Total cost and expenses	18,489,925	17,387,496	20,326,668

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	546,600	726,552	1,204,909
INCOME TAX EXPENSE	219,151	245,888	352,815

EARNINGS FROM CONTINUING OPERATIONS	327,449	480,664	852,094
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(5,658)	(204,551)

NET EARNINGS	327,449	475,006	647,543

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	46,048	62,494	136,634

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$281,401	$412,512	$510,909

AMOUNTS ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$281,401	$418,170	$715,460
Loss from discontinued operations, net of tax	—	(5,658)	(204,551)

Net earnings	$281,401	$412,512	$510,909

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$2.02	$2.89	$4.54
Loss from discontinued operations, net of tax	—	(0.04)	(1.30)

Net earnings	$2.02	$2.85	$3.24

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$2.00	$2.85	$4.48
Loss from discontinued operations, net of tax	—	(0.04)	(1.28)

Net earnings	$2.00	$2.81	$3.20

SHARES USED TO CALCULATE EARNINGS PER SHARE
Basic	139,171	144,805	157,487
Diluted	140,912	146,722	159,616

DIVIDENDS DECLARED PER SHARE	$0.84	$0.84	$0.84

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2016	2015	2014

NET EARNINGS	$327,449	$475,006	$647,543
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(64,380)	(104,595)	(125,809)
Ownership share of equity method investees' other comprehensive income (loss)	6,036	(7,513)	1,838
Defined benefit pension and postretirement plan adjustments	(5,137)	162,615	(66,848)
Unrealized loss on derivative contracts	(662)	(126)	(2,064)
Unrealized gain (loss) on available-for-sale securities	207	(211)	(437)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(63,936)	50,170	(193,320)

COMPREHENSIVE INCOME	263,513	525,176	454,223

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	46,006	61,227	129,325

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$217,507	$463,949	$324,898

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($439,942 and $289,991 related to variable interest entities ("VIEs"))	$1,850,436	$1,949,886
Marketable securities, current ($48,155 and $70,176 related to VIEs)	111,037	197,092
Accounts and notes receivable, net ($232,242 and $186,833 related to VIEs)	1,700,224	1,203,024
Contract work in progress ($124,677 and $178,826 related to VIEs)	1,537,289	1,376,471
Other current assets ($24,017 and $27,362 related to VIEs)	411,284	378,927

Total current assets	5,610,270	5,105,400

PROPERTY, PLANT AND EQUIPMENT
Land	77,985	72,244
Buildings and improvements	490,047	434,213
Machinery and equipment	1,364,231	1,252,615
Furniture and fixtures	157,104	135,701
Construction in progress	50,047	43,644

	2,139,414	1,938,417
Less accumulated depreciation	1,122,191	1,046,077

Net property, plant and equipment ($53,728 and $70,247 related to VIEs)	1,017,223	892,340

OTHER ASSETS
Marketable securities, noncurrent	143,553	220,634
Goodwill	532,239	111,646
Investments	740,385	337,930
Deferred taxes	454,109	394,832
Deferred compensation trusts	348,487	360,725
Other ($24,248 and $24,141 related to VIEs)	370,151	201,899

Total other assets	2,588,924	1,627,666

TOTAL ASSETS	$9,216,417	$7,625,406

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($221,601 and $178,139 related to VIEs)	$1,590,506	$1,266,509
Revolving credit facility and other borrowings	82,243	—
Advance billings on contracts ($263,393 and $188,484 related to VIEs)	763,774	754,037
Accrued salaries, wages and benefits ($35,573 and $47,526 related to VIEs)	734,649	669,592
Other accrued liabilities ($32,015 and $25,384 related to VIEs)	644,857	245,214

Total current liabilities	3,816,029	2,935,352

LONG-TERM DEBT DUE AFTER ONE YEAR	1,517,949	986,564
NONCURRENT LIABILITIES	639,608	589,991
CONTINGENCIES AND COMMITMENTS
EQUITY
Shareholders' equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 139,258,483 and 139,018,309 shares in 2016 and 2015, respectively	1,393	1,390
Additional paid-in capital	38,317	—
Accumulated other comprehensive loss	(496,669)	(432,775)
Retained earnings	3,582,150	3,428,732

Total shareholders' equity	3,125,191	2,997,347
Noncontrolling interests	117,640	116,152

Total equity	3,242,831	3,113,499

TOTAL LIABILITIES AND EQUITY	$9,216,417	$7,625,406

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$327,449	$475,006	$647,543
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Loss from discontinued operations, net of taxes	—	5,658	204,551
Pension settlement charge	—	239,896	—
Depreciation of fixed assets	211,095	188,700	191,701
Amortization of intangibles	14,818	1,038	893
Loss on sale of equity method investments	—	—	2,158
(Earnings) loss from equity method investments, net of distributions	12,180	(1,597)	1,295
Gain related to a partial sale of a subsidiary	—	(68,162)	—
Gain on sale of property, plant and equipment	(21,604)	(31,272)	(33,878)
Amortization of stock-based awards	40,086	61,053	48,232
Deferred compensation trust	(22,332)	44,298	(16,614)
Deferred compensation obligation	29,323	(6,854)	14,755
Statute expirations and tax settlements	(13,280)	(7,827)	(19,331)
Deferred taxes	(7,912)	4,675	62,084
Excess tax benefit from stock-based plans	—	—	(4,089)
Net retirement plan accrual (contributions)	(1,756)	(37,805)	(40,093)
Changes in operating assets and liabilities	135,393	303,896	(408,861)
Cash outflows from discontinued operations	—	(316,195)	(8,058)
Other items	2,459	(5,376)	286

Cash provided by operating activities	705,919	849,132	642,574

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(359,986)	(386,021)	(410,508)
Proceeds from the sales and maturities of marketable securities	522,094	411,380	419,398
Capital expenditures	(235,904)	(240,220)	(324,704)
Proceeds from disposal of property, plant and equipment	81,162	94,323	105,872
Proceeds from sale of buildings	—	82,082	—
Proceeds from a partial sale of a subsidiary	—	45,566	—
Proceeds from sales of equity method investments	—	—	44,000
Investments in partnerships and joint ventures	(518,220)	(91,078)	(38,687)
Acquisitions, net of cash acquired	(240,740)	—	—
Other items	10,243	17,461	5,514

Cash utilized by investing activities	(741,351)	(66,507)	(199,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(9,718)	(509,658)	(906,083)
Dividends paid	(117,995)	(125,204)	(126,218)
Proceeds from issuance of 1.75% Senior Notes	552,958	—	—
Proceeds from issuance of 3.5% Senior Notes	—	—	494,595
Debt and credit facility issuance costs	(3,513)	—	(7,685)
Repayment of Stork Notes, convertible debt and other borrowings	(333,654)	(28,425)	(74)
Borrowings under revolving lines of credit	882,142	—	—
Repayment of borrowings under revolving lines of credit	(917,027)	—	—
Distributions paid to noncontrolling interests	(57,904)	(58,986)	(138,041)
Capital contributions by noncontrolling interests	9,072	5,254	3,336
Taxes paid on vested restricted stock	(7,007)	(8,400)	(11,475)
Stock options exercised	3,658	1,780	24,189
Excess tax benefit from stock-based plans	—	—	4,089
Other items	(11,362)	(4,591)	(3,049)

Cash utilized by financing activities	(10,350)	(728,230)	(666,416)

Effect of exchange rate changes on cash	(53,668)	(97,634)	(67,500)

Decrease in cash and cash equivalents	(99,450)	(43,239)	(290,457)
Cash and cash equivalents at beginning of year	1,949,886	1,993,125	2,283,582

Cash and cash equivalents at end of year	$1,850,436	$1,949,886	$1,993,125

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
(in thousands, except per share amounts)					Retained Earnings		Noncontrolling Interests	Total Equity
	Shares	Amount

BALANCE AS OF DECEMBER 31, 2013	161,288	$1,613	$12,911	$(298,201)	$4,040,664	$3,756,987	$123,836	$3,880,823

Net earnings	—	—	—	—	510,909	510,909	136,634	647,543
Other comprehensive loss	—	—	—	(186,011)	—	(186,011)	(7,309)	(193,320)
Dividends ($0.84 per share)	—	—	—	—	(132,608)	(132,608)	—	(132,608)
Distributions to noncontrolling interests	—	—	—	—	—	—	(138,041)	(138,041)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	3,336	3,336
Other noncontrolling interest transactions	—	—	751	—	—	751	(5,497)	(4,746)
Stock-based plan activity	675	6	66,919	—	—	66,925	—	66,925
Repurchase of common stock	(13,331)	(133)	(80,581)	—	(825,369)	(906,083)	—	(906,083)
Debt conversions	2	—	—	—	1	1	—	1

BALANCE AS OF DECEMBER 31, 2014	148,634	$1,486	$—	$(484,212)	$3,593,597	$3,110,871	$112,959	$3,223,830

Net earnings	—	—	—	—	412,512	412,512	62,494	475,006
Other comprehensive income (loss)	—	—	—	51,437	—	51,437	(1,267)	50,170
Dividends ($0.84 per share)	—	—	—	—	(122,609)	(122,609)	—	(122,609)
Distributions to noncontrolling interests	—	—	—	—	—	—	(58,986)	(58,986)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	5,254	5,254
Other noncontrolling interest transactions	—	—	334	—	—	334	(4,302)	(3,968)
Stock-based plan activity	321	5	54,656	—	—	54,661	—	54,661
Repurchase of common stock	(10,105)	(101)	(54,789)	—	(454,768)	(509,658)	—	(509,658)
Debt conversions	168	—	(201)	—	—	(201)	—	(201)

BALANCE AS OF DECEMBER 31, 2015	139,018	$1,390	$—	$(432,775)	$3,428,732	$2,997,347	$116,152	$3,113,499

Net earnings	—	—	—	—	281,401	281,401	46,048	327,449
Other comprehensive loss	—	—	—	(63,894)	—	(63,894)	(42)	(63,936)
Dividends ($0.84 per share)	—	—	270	—	(118,265)	(117,995)	—	(117,995)
Distributions to noncontrolling interests	—	—	—	—	—	—	(57,904)	(57,904)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	9,072	9,072
Other noncontrolling interest transactions	—	—	852	—	—	852	4,314	5,166
Stock-based plan activity	443	5	37,193	—	—	37,198	—	37,198
Repurchase of common stock	(203)	(2)	2	—	(9,718)	(9,718)	—	(9,718)

BALANCE AS OF DECEMBER 31, 2016	139,258	$1,393	$38,317	$(496,669)	$3,582,150	$3,125,191	$117,640	$3,242,831

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Major Accounting Policies

    Principles of Consolidation

        The financial statements include the accounts of Fluor Corporation and its subsidiaries ("the company"). The company frequently forms joint ventures or partnerships with unrelated third parties for the execution of single contracts or projects. The company assesses its joint ventures and partnerships at inception to determine if any meet the qualifications of a variable interest entity ("VIE") in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation." If a joint venture or partnership is a VIE and the company is the primary beneficiary, the joint venture or partnership is fully consolidated (see Note 16 below). For partnerships and joint ventures in the construction industry, unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The cost and equity methods of accounting are also used, depending on the company's respective ownership interest and amount of influence on the entity, as well as other factors. At times, the company also executes projects through collaborative arrangements for which the company recognizes its relative share of revenue and cost.

        All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2015 and 2014 have been reclassified to conform to the 2016 presentation due to the implementation of new accounting pronouncements discussed below. Segment operating information for 2015 and 2014 has been recast to reflect changes in the composition of the company's reportable segments as discussed in Note 17. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this annual report on Form 10-K.

        The Consolidated Financial Statements as of and for the year ended December 31, 2016 include the financial statements of Stork Holding B.V. ("Stork") since March 1, 2016, the date of acquisition. See Note 18 for a discussion of the acquisition.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Engineering and Construction Contracts

        The company recognizes engineering and construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of depreciation and amortization. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are generally segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. Revenue recognized in excess of amounts billed is classified as a current asset under contract work in progress. Advances that are payments on account of contract work in progress of $382 million and $343 million as of December 31, 2016 and 2015, respectively, have been deducted from contract work in progress. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under advance billings on contracts. The company anticipates that substantially all incurred cost associated with contract work in progress as of December 31, 2016 will be billed and collected in 2017.

        The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated. Under claims accounting (ASC 605-35-25), these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Cost, but not profit, associated with unapproved change orders is accounted for in revenue when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of the impact on contract price. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only to the extent that costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied. The company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the company's work on a project. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

    Service Contracts

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

    Research and Development

        The company maintains a controlling interest in NuScale Power, LLC ("NuScale"), the operations of which are primarily research and development activities. In May 2014, NuScale entered into a cooperative

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreement establishing the terms and conditions of a funding award totaling $217 million under the DOE's Small Modular Reactor Licensing Technical Support Program. This cost-sharing award requires NuScale to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design development and certification. The DOE is to provide cost reimbursement for up to 43 percent of qualified expenditures incurred during the period from June 1, 2014 to May 31, 2019. Costs associated with NuScale's research and development activities, net of qualifying reimbursements under the cost-sharing award, are expensed as incurred and reported as a reduction of "Total cost of revenue" in the Consolidated Statement of Earnings. In December 2016, NuScale submitted its design certification application to the U.S. Nuclear Regulatory Commission for approval of NuScale's small modular nuclear reactor commercial power plant design. Aside from the operations of NuScale, the company generally does not engage in significant research and development activities for new products and services.

    Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Leasehold improvements are amortized over the shorter of their economic lives or the lease terms. Depreciation is calculated using the straight-line method over the following ranges of estimated useful service lives, in years:

	December 31,
			Estimated Useful Service Lives
(cost in thousands)	2016	2015

Buildings	$322,495	$276,161	20 – 40
Building and leasehold improvements	167,552	158,052	6 – 20
Machinery and equipment	1,364,231	1,252,615	2 – 10
Furniture and fixtures	157,104	135,701	2 – 10

    Goodwill and Intangible Assets

        Goodwill is not amortized but is subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. When testing goodwill for impairment quantitatively, the company first compares the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to measure the amount of potential impairment. In the second step, the company compares the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. During 2016, the company completed its annual goodwill impairment test and quantitatively determined that none of the goodwill was impaired. The company recorded $417 million of goodwill during 2016 in conjunction with the Stork acquisition (see Note 18). Goodwill for each of the company's segments is presented in Note 17.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table provides a summary of the net carrying value of acquired intangible assets as of December 31, 2016 and 2015, including the weighted average life of each major intangible asset class, in years:

	December 31,
			Weighted Average Life
(in thousands)	2016	2015

Customer relationships (finite-lived)	$111,616	$—	8
Trade names (finite-lived)	8,034	—	13
Trade names (indefinite-lived)	47,425	—	—
In-process research and development (indefinite-lived)	19,038	19,038	—
Other (finite-lived)	4,184	5,252	10

Total intangible assets	$190,297	$24,290

        Intangible assets with finite lives are amortized on a straight-line basis over the useful lives of those assets. The aggregate amortization expense for intangible assets with finite lives is expected to be $18 million, $17 million, $17 million, $17 million and $16 million during 2017, 2018, 2019, 2020 and 2021, respectively. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. Interim testing for impairment is also performed if indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. As of December 31, 2016, none of the company's intangible assets with indefinite lives were impaired. In-process research and development associated with the company's investment in NuScale is considered indefinite lived until the related technology is available for commercial use.

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

        The tax effects of the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2016			2015			2014
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Other comprehensive income (loss):
Foreign currency translation adjustment	$(102,707)	$38,327	$(64,380)	$(166,487)	$61,892	$(104,595)	$(197,361)	$71,552	$(125,809)
Ownership share of equity method investees' other comprehensive income (loss)	8,734	(2,698)	6,036	(12,226)	4,713	(7,513)	5,892	(4,054)	1,838
Defined benefit pension and postretirement plan adjustments	(5,518)	381	(5,137)	257,414	(94,799)	162,615	(106,957)	40,109	(66,848)
Unrealized loss on derivative contracts	(1,064)	402	(662)	(302)	176	(126)	(2,837)	773	(2,064)
Unrealized gain (loss) on available-for-sale securities	332	(125)	207	(337)	126	(211)	(700)	263	(437)

Total other comprehensive income (loss)	(100,223)	36,287	(63,936)	78,062	(27,892)	50,170	(301,963)	108,643	(193,320)
Less: Other comprehensive loss attributable to noncontrolling interests	(42)	—	(42)	(1,267)	—	(1,267)	(7,309)	—	(7,309)

Other comprehensive income (loss) attributable to Fluor Corporation	$(100,181)	$36,287	$(63,894)	$79,329	$(27,892)	$51,437	$(294,654)	$108,643	$(186,011)

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The changes in AOCI balances by component (after-tax) for the year ended December 31, 2016 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net

Attributable to Fluor Corporation:
Balance as of December 31, 2015	$(222,569)	$(37,949)	$(162,530)	$(9,255)	$(472)	$(432,775)
Other comprehensive income (loss) before reclassifications	(63,880)	6,036	(9,888)	(5,943)	312	(73,363)
Amount reclassified from AOCI	—	—	4,751	4,823	(105)	9,469

Net other comprehensive income (loss)	(63,880)	6,036	(5,137)	(1,120)	207	(63,894)

Balance as of December 31, 2016	$(286,449)	$(31,913)	$(167,667)	$(10,375)	$(265)	$(496,669)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2015	$(114)	$—	$—	$(510)	$—	$(624)
Other comprehensive income (loss) before reclassifications	(500)	—	—	159	—	(341)
Amount reclassified from AOCI	—	—	—	299		299

Net other comprehensive income (loss)	(500)	—	—	458	—	(42)

Balance as of December 31, 2016	$(614)	$—	$—	$(52)	$—	$(666)

        The changes in AOCI balances by component (after-tax) for the year ended December 31, 2015 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net

Attributable to Fluor Corporation:
Balance as of December 31, 2014	$(119,416)	$(30,436)	$(325,145)	$(8,954)	$(261)	$(484,212)
Other comprehensive loss before reclassifications	(109,361)	(9,000)	(5,382)	(3,260)	(116)	(127,119)
Amount reclassified from AOCI	6,208	1,487	167,997	2,959	(95)	178,556

Net other comprehensive income (loss)	(103,153)	(7,513)	162,615	(301)	(211)	51,437

Balance as of December 31, 2015	$(222,569)	$(37,949)	$(162,530)	$(9,255)	$(472)	$(432,775)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2014	$1,328	$—	$—	$(685)	$—	$643
Other comprehensive loss before reclassifications	(1,442)	—	—	(101)	—	(1,543)
Amount reclassified from AOCI	—	—	—	276		276

Net other comprehensive income (loss)	(1,442)	—	—	175	—	(1,267)

Balance as of December 31, 2015	$(114)	$—	$—	$(510)	$—	$(624)

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The changes in AOCI balances by component (after-tax) for the year ended December 31, 2014 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net

Attributable to Fluor Corporation:
Balance as of December 31, 2013	$(164)	$(32,274)	$(258,297)	$(7,642)	$176	$(298,201)
Other comprehensive loss before reclassifications	(119,252)	(7,958)	(74,924)	(2,151)	(349)	(204,634)
Amount reclassified from AOCI	—	9,796	8,076	839	(88)	18,623

Net other comprehensive income (loss)	(119,252)	1,838	(66,848)	(1,312)	(437)	(186,011)

Balance as of December 31, 2014	$(119,416)	$(30,436)	$(325,145)	$(8,954)	$(261)	$(484,212)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2013	$7,885	$—	$—	$67	$—	$7,952
Other comprehensive loss before reclassifications	(6,557)	—	—	(795)	—	(7,352)
Amount reclassified from AOCI	—	—	—	43		43

Net other comprehensive loss	(6,557)	—	—	(752)	—	(7,309)

Balance as of December 31, 2014	$1,328	$—	$—	$(685)	$—	$643

        During 2016, 2015 and 2014, functional currency exchange rates for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statement of Earnings are as follows:

		Year Ended December 31,
	Location in Consolidated Statements of Earnings
(in thousands)		2016	2015	2014

Component of AOCI:
Foreign currency translation adjustment	Gain related to a partial sale of a subsidiary	$—	$(9,932)	$—
Income tax benefit	Income tax expense	—	3,724	—

Net of tax		$—	$(6,208)	$—

Ownership share of equity method investees' other comprehensive loss	Total cost of revenue	$—	$(1,487)	$(15,662)
Income tax benefit	Income tax expense	—	—	5,866

Net of tax		$—	$(1,487)	$(9,796)

Defined benefit pension plan adjustments	Various accounts(1)	$(7,602)	$(268,795)	$(12,922)
Income tax benefit	Income tax expense	2,851	100,798	4,846

Net of tax		$(4,751)	$(167,997)	$(8,076)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Total cost of revenue	$(6,388)	$(3,490)	$255
Interest rate contracts	Interest expense	(1,678)	(1,678)	(1,678)
Income tax benefit (net)	Income tax expense	2,944	1,933	541

Net of tax:		(5,122)	(3,235)	(882)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(299)	(276)	(43)

Net of tax and noncontrolling interests		$(4,823)	$(2,959)	$(839)

Unrealized gain on available-for-sale securities	Corporate general and administrative expense	$168	$152	$140
Income tax expense	Income tax expense	(63)	(57)	(52)

Net of tax		$105	$95	$88

(1)
Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue, corporate general and administrative expense and pension settlement charge.

    Recent Accounting Pronouncements

        New accounting pronouncements implemented by the company during 2016 or requiring implementation in future periods are discussed below or in the related notes, where appropriate.

        In the fourth quarter of 2016, the company adopted Accounting Standards Update ("ASU") 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The adoption of ASU 2014-15 did not have any impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2016, the company adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" on a retrospective basis. This ASU requires entities to classify all deferred tax assets and

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent. As a result of the adoption of ASU 2015-17, deferred tax assets of $173 million were reclassified from current assets to noncurrent assets on the Consolidated Balance Sheet as of December 31, 2015. The adoption of ASU 2015-17 did not have any impact on the company's results of operations or cash flows.

        In the first quarter of 2016, the company adopted ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." This ASU requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adoption of ASU 2015-16 did not have any impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2016, the company adopted ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)," which clarifies the presentation and measurement of debt issuance costs incurred in connection with line of credit arrangements. The adoption of ASU 2015-15 did not have any impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2016, the company adopted ASU 2015-07, "Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which eliminates the requirement to categorize investments measured using the net asset value practical expedient within the fair value hierarchy table. The adoption of ASU 2015-07 did not have any impact on the company's financial position, results of operations or cash flows. However, as a result of adopting ASU 2015-07, plan assets that are reported using the net asset value practical expedient are no longer included in the fair value hierarchy table in Note 5.

        In the first quarter of 2016, the company adopted ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" on a prospective basis. This ASU clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. The adoption of ASU 2015-05 did not have a material impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2016, the company adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" on a retrospective basis. This ASU changes the presentation of debt issuance costs on the balance sheet by requiring entities to present such costs as a direct deduction from the related debt liability rather than as an asset. As a result of the adoption of ASU 2015-03, debt issuance costs of $6 million were reclassified from noncurrent assets to a direct deduction of long-term debt on the Consolidated Balance Sheet as of December 31, 2015. The adoption of ASU 2015-03 did not have any impact on the company's results of operations or cash flows.

        In the first quarter of 2016, the company adopted ASU 2015-02, "Amendments to the Consolidation Analysis." This ASU amends the consolidation guidance for VIEs and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The adoption of ASU 2015-02 did not have a material impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2016, the company adopted ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." Under this ASU, an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. The adoption of ASU 2015-01 did not have any impact on the company's financial position, results of operations or cash flows.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In the first quarter of 2016, the company adopted ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period." This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The adoption of ASU 2014-12 did not have any impact on the company's financial position, results of operations or cash flows.

        In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. Management does not expect the adoption of ASU 2017-04 to have any impact on the company's financial position, results of operations or cash flows.

        In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Management does not expect the adoption of ASU 2017-01 to have any impact on the company's financial position, results of operations or cash flows.

        In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." ASU 2016-18 requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Management does not expect the adoption of ASU 2016-18 to have a material impact on the company's financial position, results of operations or cash flows.

        In October 2016, the FASB issued ASU 2016-17, "Interests Held through Related Parties That Are Under Common Control" which amends the consolidation requirements that apply to a single decision maker's evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a VIE. ASU 2016-17 is effective for interim and annual reporting periods beginning after December 15, 2016. Management does not expect the adoption of ASU 2016-17 to have a material impact on the company's financial position, results of operations or cash flows.

        In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 amends the guidance in Accounting Standards Codification ("ASC") 230, which often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities, and has resulted in diversity in practice in how certain cash receipts and cash payments are classified. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied on a retrospective basis. Management does not expect the adoption of ASU 2016-15 to have a material impact on the company's cash flows.

        In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." The amendments in this ASU replace the incurred loss impairment methodology in current practice with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Management does not expect the

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adoption of ASU 2016-13 to have a material impact on the company's financial position, results of operations or cash flows.

        In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU is intended to simplify various aspects of the accounting for share-based payment awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Management does not expect the adoption of ASU 2016-09 to have a material impact on the company's financial position, results of operations or cash flows.

        In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting" which eliminates the requirement to retrospectively apply equity method accounting when an investor obtains significant influence over a previously held investment. ASU 2016-07 is effective for interim and annual reporting periods beginning after December 15, 2016, and should be applied prospectively. Management does not expect the adoption of ASU 2016-07 to have a material impact on the company's financial position, results of operations or cash flows.

        In March 2016, the FASB issued ASU 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." This ASU clarifies that the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. ASU 2016-05 is effective for interim and annual reporting periods beginning after December 15, 2016. ASU 2016-05 can be applied on either a prospective or modified retrospective basis. Management does not expect the adoption of ASU 2016-05 to have a material impact on the company's financial position, results of operations or cash flows.

        In February 2016, the FASB issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification," which amends the existing guidance on accounting for leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet, and the disclosure of key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted and modified retrospective application is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Management is currently evaluating the impact of adopting ASU 2016-02 on the company's financial position, results of operations or cash flows.

        In January 2016, the FASB issued ASU 2016-01, "Financial Instruments — Overall — Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to recognize any changes in fair value in net income unless the investments qualify for a practicability exception. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Management does not expect the adoption of ASU 2016-01 to have a material impact on the company's financial position, results of operations or cash flows.

    Revenue Recognition

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and represent separate performance obligations, how variable consideration (which may include change orders and claims) is recognized,

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price.

        As a result of the deferral of the effective date in ASU 2015-14, "Revenue from Contracts with Customers — Deferral of the Effective Date," the company will now be required to adopt ASU 2014-09 for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 can be applied either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption.

        In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" which clarifies the principal versus agent guidance in ASU 2014-09. ASU 2016-08 clarifies how an entity determines whether to report revenue gross or net based on whether it controls a specific good or service before it is transferred to a customer. ASU 2016-08 also reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent.

        In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends certain aspects of ASU 2014-09. ASU 2016-10 amends how an entity should identify performance obligations for immaterial promised goods or services, shipping and handling activities and promises that may represent performance obligations. ASU 2016-10 also provides implementation guidance for determining the nature of licensing and royalties arrangements.

        In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which also clarifies certain aspects of ASU 2014-09 including the assessment of collectability, presentation of sales taxes, treatment of noncash consideration, and accounting for completed contracts and contract modifications at transition.

        In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which allows an entity to determine the provision for loss contracts at either the contract level or the performance obligation level as an accounting policy election. ASU 2016-20, 2016-12, 2016-10 and 2016-08 are effective upon adoption of ASU 2014-09.

        Management is currently evaluating the impact of adopting ASU 2014-09, 2016-08, 2016-10, 2016-12 and 2016-20 on the company's financial position, results of operations, cash flows and related disclosures. Adoption of these ASUs is expected to affect the manner in which the company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the company typically segments revenue and margin recognition between the engineering and construction phases of its contracts. Upon adoption, the company expects that the entire engineering and construction contract will typically be a single unit of account (a single performance obligation), which will result in a more constant recognition of revenue and margin over the term of the contract. The company will adopt ASU 2014-09 during the first quarter of 2018. The company expects to adopt this new standard using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Consolidated Statement of Cash Flows

        The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows are comprised of:

	Year Ended December 31,
(in thousands)	2016	2015	2014

(Increase) decrease in:
Accounts and notes receivable, net	$(337,775)	$190,141	$(336,109)
Contract work in progress	(72,419)	80,742	50,570
Other current assets	19,311	(20,861)	24,659
Other assets	250,332	(54,726)	48,403
Increase (decrease) in:
Trade accounts payable	200,480	(57,317)	(153,515)
Advance billings on contracts	43,985	243,996	(63,594)
Accrued liabilities	40,088	(38,529)	31,697
Other liabilities	(8,609)	(39,550)	(10,972)

Increase (decrease) in cash due to changes in operating assets and liabilities	$135,393	$303,896	$(408,861)

Cash paid during the year for:
Interest	$72,057	$40,585	$23,509
Income taxes (net of refunds)	164,836	249,921	228,471

4.     Income Taxes

        The income tax expense (benefit) included in the Consolidated Statement of Earnings from continuing operations is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014

Current:
Federal	$120,798	$22,465	$126,490
Foreign	95,198	203,125	151,240
State and local	11,067	15,623	13,001

Total current	227,063	241,213	290,731

Deferred:
Federal	58,601	8,867	74,037
Foreign	(65,656)	(5,630)	(10,353)
State and local	(857)	1,438	(1,600)

Total deferred	(7,912)	4,675	62,084

Total income tax expense	$219,151	$245,888	$352,815

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of U.S. statutory federal income tax expense to income tax expense is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014

U.S. statutory federal tax expense	$191,310	$254,293	$421,718
Increase (decrease) in taxes resulting from:
State and local income taxes	5,785	11,518	7,670
Other permanent items, net	(11,101)	(5,828)	(9,378)
Noncontrolling interests	(16,117)	(21,873)	(47,822)
Foreign losses, net	24,288	8,640	4,121
Valuation allowance, net	6,978	5,611	(12,984)
Statute expirations and tax authority settlements	(13,280)	(7,827)	(19,331)
Revaluation due to Section 987 tax law change	24,156	—	—
Other changes to unrecognized tax positions	2,061	491	5,574
Other, net	5,071	863	3,247

Total income tax expense	$219,151	$245,888	$352,815

        Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2016	2015

Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$117,981	$124,300
Employee time-off accrual	94,134	92,507
Project and non-project reserves	46,219	22,270
Workers' compensation insurance accruals	10,681	12,083
Tax basis of investments in excess of book basis	69,195	—
Revenue recognition	17,525	—
Net operating loss carryforward	180,450	184,475
Other comprehensive loss	271,878	258,618
Other	5,941	57,285

Total deferred tax assets	814,004	751,538
Valuation allowance for deferred tax assets	(81,360)	(167,360)

Deferred tax assets, net	$732,644	$584,178

Deferred tax liabilities:
Book basis of property, equipment and other capital costs in excess of tax basis	(88,262)	(45,611)
Residual U.S. tax on unremitted non-U.S. earnings	(161,827)	(95,823)
Revenue recognition	—	(17,518)
Other	(28,446)	(30,394)

Total deferred tax liabilities	(278,535)	(189,346)

Deferred tax assets, net of deferred tax liabilities	$454,109	$394,832

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The company had non-U.S. net operating loss carryforwards, related to various jurisdictions, of approximately $760 million as of December 31, 2016. Of the total losses, $574 million can be carried forward indefinitely and $186 million will begin to expire in various jurisdictions starting in 2017.

        The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowance for 2016 and 2015 is primarily due to the deferred tax assets established for certain net operating loss carryforwards and certain reserves on investments. The recent strong earnings history of our U.K. branch provided enough positive evidence to release a $127 million valuation allowance on its net operating loss carryforward in 2016. This release does not impact total tax expense as it relates to branch income which is included in the U.S. tax return. The Stork acquisition added $36 million to the valuation allowance as a result of purchase price accounting. In 2015 and 2014, we released valuation allowance on branch net operating losses of $47 million and $24 million, respectively.

        On December 7, 2016, the U.S. Treasury issued regulations under Internal Revenue Code Section 987 ("Section 987 Regulations") which prescribes how companies are required to calculate foreign currency translation gains and losses for income tax purposes for branches that have functional currencies other than the U.S. dollar. The issuance of the Section 987 Regulations necessitated the reduction of deferred tax assets in the amount of $24 million.

        The company conducts business globally and, as a result, the company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the United Kingdom and the United States. Although the company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and unfavorably. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2013.

        In 2016, the company concluded an audit with the U.S. Internal Revenue Service ("IRS") for tax years 2012-2013. This resulted in a net reduction in tax expense of $11 million. During 2015, the company reached a settlement on certain issues with the IRS for tax years 2004 - 2005 and concluded an audit with the IRS for tax years 2009 - 2011, which resulted in a net reduction in tax expense of $8 million. During 2014, the company concluded an audit with the IRS for tax years 2006 - 2008. This resulted in a net reduction in tax expense of $19 million.

        The unrecognized tax benefits as of December 31, 2016 and 2015 were $59 million and $42 million, of which $9 million and $21 million, if recognized, would have favorably impacted the effective tax rates at the end of 2016 and 2015, respectively. The company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

(in thousands)	2016	2015

Balance at beginning of year	$42,203	$33,972
Change in tax positions of prior years	30,034	18,860
Change in tax positions of current year	—	—
Reduction in tax positions for statute expirations	(1,044)	(539)
Reduction in tax positions for audit settlements	(12,312)	(10,090)

Balance at end of year	$58,881	$42,203

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The company had $8 million of accrued interest and penalties as of both December 31, 2016 and 2015.

        U.S. and foreign earnings from continuing operations before taxes are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014

United States	$(33,414)	$12,520	$332,497
Foreign	580,014	714,032	872,412

Total	$546,600	$726,552	$1,204,909

        Earnings from continuing operations before taxes in the United States decreased in 2016 compared to 2015 primarily due to pre-tax charges totaling $265 million related to forecast revisions for estimated cost increases on a petrochemicals project in the Energy, Chemicals & Mining segment. Earnings from continuing operations before taxes in foreign jurisdictions decreased in 2016 compared to 2015 primarily due to lower contributions from the Energy, Chemicals & Mining segment. Earnings from continuing operations before taxes in the United States decreased in 2015 compared to 2014 primarily due to a pre-tax pension settlement charge of $240 million (discussed in Note 5 below). Earnings from continuing operations before taxes in foreign jurisdictions decreased in 2015 compared to 2014 primarily due to lower contributions from the mining and metals business line of the Energy, Chemicals & Mining segment.

5.     Retirement Benefits

        The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees worldwide.

Defined Contribution Retirement Plans

        Domestic and international defined contribution retirement plans are available to eligible salaried and craft employees. Contributions to defined contribution retirement plans are based on a percentage of the employee's eligible compensation. The company recognized expense of $167 million, $146 million and $150 million associated with contributions to its defined contribution retirement plans during 2016, 2015 and 2014, respectively.

Defined Benefit Pension Plans

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans included the following components:

	U.S. Pension Plan			Non-U.S. Pension Plans
	Year Ended December 31,			Year Ended December 31,
(in thousands)	2016	2015	2014	2016	2015	2014

Service cost	$—	$6,800	$3,800	$19,507	$20,517	$16,217
Interest cost	—	16,116	31,675	26,435	26,511	34,536
Expected return on assets	—	(19,711)	(30,105)	(39,535)	(49,066)	(48,077)
Amortization of prior service cost/(credits)	—	867	750	(813)	(814)	—
Recognized net actuarial loss	—	9,714	4,435	8,819	7,681	7,738
Loss on settlement	—	250,946	—	396	390	—

Net periodic pension expense	$—	$264,732	$10,555	$14,809	$5,219	$10,414

        The ranges of assumptions indicated below cover defined benefit pension plans in the United States, the Netherlands, the United Kingdom, Germany, the Philippines and Australia and are based on the economic environment in each host country at the end of each respective annual reporting period. The discount rates for the non-U.S. defined benefit pension plans were determined primarily based on a hypothetical yield curve developed from the yields on high quality corporate and government bonds with durations consistent with the pension obligations in those countries. The discount rate for the U.S. plan was determined based on assumptions which reflected the intended settlement of the plan in 2015. Benefits that were assumed to be settled as lump-sum payments to plan participants were estimated using interest rates prescribed by law. Benefits that were assumed to be settled through an annuity purchase were estimated using a blend of U.S. Treasury and high-quality corporate bond discount rates. The expected long-term rate of return on asset assumptions utilizing historical returns, correlations and

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investment manager forecasts are established for each major asset category including public U.S. and international equities and government, corporate and other debt securities.

	U.S. Pension Plan			Non-U.S. Pension Plans
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014

For determining projected benefit obligation at year-end:
Discount rates	N/A	N/A	1.95%	1.90-5.00%	2.35-5.50%	2.20-5.00%
Rates of increase in compensation levels	N/A	N/A	N/A	2.25-7.00%	2.25-7.00%	2.25-8.00%
For determining net periodic cost for the year:
Discount rates	N/A	1.95%	4.95%	1.90-5.50%	2.20-5.00%	3.55-5.00%
Rates of increase in compensation levels	N/A	N/A	N/A	2.25-7.00%	2.25-8.00%	2.25-9.00%
Expected long-term rates of return on assets	N/A	2.95%	4.55%	4.30-7.00%	4.90-7.00%	4.75-7.00%

        The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, the company expects to contribute up to $15 million to its defined benefit pension plans in 2017, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities for the defined benefit pension plans would increase by approximately $51 million.

        The following table sets forth the target allocations and the weighted average actual allocations of plan assets:

		December 31,

	Target Allocation	2016	2015

Asset category:
Debt securities	65% - 75%	68%	70%
Equity securities	20% - 30%	26%	27%
Other	0% - 10%	6%	3%

Total		100%	100%

        The company's investment strategy is to maintain asset allocations that appropriately address risk within the context of seeking adequate returns. Investment allocations are determined by each plan's governing body. Asset allocations may be affected by local regulations. Long-term allocation guidelines are set and expressed in terms of a target range allocation for each asset class to provide portfolio management flexibility. Short-term deviations from these allocations may exist from time to time for tactical investment or strategic implementation purposes.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Plan assets included investments in common or collective trusts (or "CCTs"), which offer efficient access to diversified investments across various asset categories. The estimated fair value of the investments in the common or collective trusts represents the net asset value of the shares or units of such funds as determined by the issuer. A redemption notice period of no more than 30 days is required for the plans to redeem certain investments in common or collective trusts. At the present time, there are no other restrictions on how the plans may redeem their investments.

        Debt securities are comprised of corporate bonds, government securities, repurchase agreements and common or collective trusts, with underlying investments in corporate bonds, government and asset backed securities and interest rate swaps. Corporate bonds primarily consist of investment-grade rated bonds and notes, of which no significant concentration exists in any one rating category or industry. Government securities include international government bonds, some of which are inflation-indexed. Corporate bonds and government securities are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

        Equity securities are diversified across various industries and are comprised of common stocks of international companies as well as common or collective trusts with underlying investments in common and preferred stocks. Publicly traded corporate equity securities are valued based on the last trade or official close of an active market or exchange on the last business day of the plan's year. Securities not traded on the last business day are valued at the last reported bid price. As of both December 31, 2016 and 2015, direct investments in equity securities were concentrated in international securities.

        Other is primarily comprised of common or collective trusts, short-term investment funds, guaranteed investment contracts and foreign currency contracts. Common or collective trusts hold underlying investments in a variety of asset classes including commodities and foreign currency contracts. The estimated fair value of foreign currency contracts is determined from broker quotes. Guaranteed investment contracts are insurance contracts that guarantee a principal repayment and a stated rate of interest. The estimated fair value of these insurance contracts represents the discounted value of guaranteed benefit payments. These insurance contracts were classified as Level 3 investments, as defined below.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the plan assets and liabilities of the company's non-U.S. defined benefit pension plans that are measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Equity securities:
Common stock	$3,187	$3,187	$—	$—	$2,150	$2,150	$—	$—
Debt securities:
Corporate bonds	139,243	—	139,243	—	147,559	—	147,559	—
Government securities	276,266	—	276,266	—	169,433	—	169,433	—
Other:
Guaranteed investment contracts	19,075	—	—	19,075	—	—	—	—
Foreign currency contracts and other	5,244	—	5,244	—	16,489	—	16,489	—
Liabilities:
Debt securities:
Repurchase agreements	(107,328)	—	(107,328)	—	—	—	—	—
Other:
Foreign currency contracts and other	(5,113)	—	(5,113)	—	(19,211)	—	(19,211)	—

Plan assets measured at fair value, net	$330,574	$3,187	$308,312	$19,075	$316,420	$2,150	$314,270	$—
Plan assets measured at net asset value:
CCTs — equity securities	240,203				242,028
CCTs — debt securities	337,265				318,103
CCTs — other	41,744				29,265
Plan assets not measured at fair value, net	1,161				14,661

Total plan assets, net	$950,947				$920,477

        The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	U.S. Pension Plan		Non-U.S. Pension Plans
(in thousands)	2016	2015(1)	2016	2015(2)

Balance at beginning of year	$—	$12,393	$—	$6,651
Actual return on plan assets:
Assets still held at reporting date	—	—	(1,268)	—
Assets sold during the period	—	136	—	(344)
Acquisitions	—	—	21,923	—
Purchases	—	—	—	—
Sales	—	(12,529)	—	(6,307)
Settlements	—	—	(1,580)	—

Balance at end of year	$—	$—	$19,075	$—

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
The U.S. plan held investments in limited partnerships as of January 1, 2015. Limited partnerships were valued at the plan's proportionate share of the estimated fair value of the underlying net assets as determined by the general partners. The limited partnerships were classified as Level 3 investments, as defined above. In anticipation of the plan settlement, the company purchased all of the remaining investments in limited partnerships from the U.S. plan during the third quarter of 2015, as allowed under a prohibited transaction exemption with the U.S. Department of Labor. The purchase price approximated the fair value of the investments as of September 30, 2015.

(2)
The non-U.S. plans held common or collective trusts with underlying investments in real estate as of January 1, 2015. These assets were classified as Level 3 investments and subsequently sold during 2015.

        The following table presents expected benefit payments for the non-U.S. defined benefit pension plans:

(in thousands)	Non-U.S. Pension Plans

Year Ended December 31,
2017	$33,153
2018	33,790
2019	34,430
2020	36,287
2021	47,918
2022 — 2026	191,299

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Measurement dates for the company's U.S. and non-U.S. defined benefit pension plans are December 31. The following table sets forth the change in projected benefit obligation, plan assets and funded status of the U.S. and non-U.S. plans:

	U.S. Pension Plan		Non-U.S. Pension Plans
	December 31,		December 31,
(in thousands)	2016	2015	2016	2015

Change in projected benefit obligation
Benefit obligation at beginning of year	$—	$815,368	$911,550	$1,005,138
Service cost	—	6,800	19,507	20,517
Interest cost	—	16,116	26,435	26,511
Employee contributions	—	—	3,272	—
Currency translation	—	—	(80,418)	(76,801)
Actuarial (gain) loss	—	(40,050)	96,216	(32,104)
Plan amendments	—	—	—	—
Benefits paid	—	(22,068)	(33,695)	(31,711)
Settlements	—	(768,185)	—	—
Acquisitions	—	—	55,799	—
Other	—	(7,981)	(10,677)	—

Projected benefit obligation at end of year	—	—	987,989	911,550

Change in plan assets
Plan assets at beginning of year	—	751,268	920,477	1,032,133
Actual return on plan assets	—	(8,034)	124,210	(8,349)
Company contributions	—	55,000	14,868	3,446
Employee contributions	—	—	3,272	—
Currency translation	—	—	(88,852)	(75,042)
Benefits paid	—	(22,068)	(33,695)	(31,711)
Settlements	—	(768,185)	—	—
Acquisitions	—	—	21,923	—
Other	—	(7,981)	(11,256)	—

Plan assets at end of year	—	—	950,947	920,477

Funded Status — (Under)/overfunded	$—	$—	$(37,042)	$8,927

Amounts recognized in the Consolidated Balance Sheet
Pension assets included in other assets	$—	$—	$30,977	$84,328
Pension assets included in other accrued liabilities	—	—	(2,001)	—
Pension liabilities included in noncurrent liabilities	—	—	(66,018)	(75,401)
Accumulated other comprehensive loss (pre-tax)	$—	$—	$231,225	$247,541

        During 2017, approximately $7 million of the amount of accumulated other comprehensive loss shown above is expected to be recognized as components of net periodic pension expense for the non-U.S. plans.

        Projected benefit obligations exceeded plan assets for all defined benefit pension plans as of December 31, 2016, with the exception of the plan in the United Kingdom. In the aggregate, these plans had projected benefit obligations of $625 million and plan assets with a fair value of $557 million as of December 31, 2016.

        The total accumulated benefit obligation for all defined benefit pension plans as of December 31, 2016 and 2015 was $919 million and $863 million, respectively. As of December 31, 2016, the accumulated

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefit obligation exceeded plan assets for certain defined benefit pension plans in the Netherlands and Germany that the company assumed in the Stork acquisition. Plan assets exceeded the accumulated benefit obligation for each of the other non-U.S plans (including the company's legacy plan in the Netherlands) as of December 31, 2016. The accumulated benefit obligation exceeded plan assets for the company's legacy plan in the Netherlands as of December 31, 2015. Plan assets exceeded the accumulated benefit obligation for each of the other non-U.S plans as of December 31, 2015.

Multiemployer Pension Plans

        In addition to the company's defined benefit pension plans discussed above, the company participates in multiemployer pension plans for its union construction and maintenance craft employees. Contributions are based on the hours worked by employees covered under various collective bargaining agreements. Company contributions to these multiemployer pension plans were $108 million, $22 million and $23 million during 2016, 2015 and 2014, respectively. The increase in contributions during 2016 primarily resulted from an increase in craft employees at two nuclear power plant projects in the United States and a refinery project in Canada. The company is not aware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants. None of these multiemployer pension plans are individually significant to the company.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents(1)	$21,035	$21,035	$—	$—	$19,161	$19,161	$—	$—
Marketable securities, current(2)	54,840	—	54,840	—	87,763	—	87,763	—
Deferred compensation trusts(3)	37,510	37,510	—	—	60,003	60,003	—	—
Marketable securities, noncurrent(4)	143,553	—	143,553	—	220,634	—	220,634	—
Derivative assets(5)
Commodity contracts	83	—	83	—	341	—	341	—
Foreign currency contracts	34,776	—	34,776	—	8,439	—	8,439	—
Liabilities:
Derivative liabilities(5)
Commodity contracts	$129	$—	$129	$—	$2,510	$—	$2,510	$—
Foreign currency contracts	43,574	—	43,574	—	14,138	—	14,138	—

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

(5)
See Note 7 for the classification of commodity and foreign currency contracts in the Consolidated Balance Sheet. Commodity and foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

        All of the company's financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of December 31, 2016: money market funds of $21 million, U.S. agency securities of $11 million, U.S. Treasury securities of $87 million and corporate debt securities of $100 million. As of December 31, 2015, available-for-sale securities consisted of money market funds of $19 million, U.S. agency securities of $18 million, U.S. Treasury securities of $102 million and corporate debt securities of $189 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During 2016, 2015 and 2014, proceeds from sales and maturities of available-for-sale securities were $286 million, $336 million and $274 million, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In addition to assets and liabilities that are measured at fair value on a recurring basis, the company is required to measure certain assets and liabilities at fair value on a nonrecurring basis. See Notes 18 and 19 for further discussion of nonrecurring fair value measurements related to the company's acquisition of Stork and a partial sale of a subsidiary.

        The carrying values and estimated fair values of the company's financial instruments that are not required to be measured at fair value in the Consolidated Balance Sheet are as follows:

		December 31, 2016		December 31, 2015
	Fair Value Hierarchy
(in thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash(1)	Level 1	$1,133,295	$1,133,295	$1,073,756	$1,073,756
Cash equivalents(2)	Level 2	696,106	696,106	856,969	856,969
Marketable securities, current(3)	Level 2	56,197	56,197	109,329	109,329
Notes receivable, including noncurrent portion(4)	Level 3	29,458	29,458	19,182	19,182
Liabilities:
1.750% Senior Notes(5)	Level 2	$523,629	$551,582	$—	$—
3.375% Senior Notes(5)	Level 2	496,011	512,510	495,165	509,025
3.5% Senior Notes(5)	Level 2	492,360	508,230	491,399	504,265
Revolving Credit Facility(6)	Level 2	52,735	52,735	—	—
Other borrowings, including noncurrent portion(7)	Level 2	35,457	35,457	—	—

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

(5)
The fair value of the 1.750% Senior Notes, 3.375% Senior Notes and 3.5% Senior Notes are estimated based on quoted market prices for similar issues.

(6)
Amounts represent borrowings under the company's €125 million Revolving Credit Facility which expires in April 2017, as discussed in Note 8. The carrying amount of the borrowings under this revolving credit facility approximates fair value because of the short-term maturity

(7)
Other borrowings as of December 31, 2016 primarily represent bank loans and other financing arrangements assumed in conjunction with the acquisition of Stork. See Note 18 for a further discussion of the acquisition. The majority of these borrowings mature within one year. The carrying amount of borrowings under these arrangements approximates fair value because of the short-term maturity.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Derivatives and Hedging

        As of December 31, 2016, the company had total gross notional amounts of approximately $1 billion of foreign currency contracts (primarily related to the British Pound, Euro, Kuwaiti Dinar and South Korean Won) and $2 million of commodity contracts outstanding relating to engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. The foreign currency contracts are of varying duration, none of which extend beyond December 2019. The commodity contracts are of varying duration, none of which extend beyond December 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the years ended December 31, 2016, 2015 and 2014.

        The fair values of derivatives designated as hedging instruments under ASC 815 as of December 31, 2016 and 2015 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	December 31, 2016	December 31, 2015	Balance Sheet Location	December 31, 2016	December 31, 2015

Commodity contracts	Other current assets	$83	$326	Other accrued liabilities	$129	$2,195
Foreign currency contracts	Other current assets	13,231	6,865	Other accrued liabilities	16,543	12,381
Commodity contracts	Other assets	—	15	Noncurrent liabilities	—	315
Foreign currency contracts	Other assets	21,545	1,574	Noncurrent liabilities	27,031	1,757

Total		$34,859	$8,780		$43,703	$16,648

        The pre-tax net losses recognized in earnings associated with the hedging instruments designated as fair value hedges for the years ended December 31, 2016, 2015 and 2014 were as follows:

Fair Value Hedges (in thousands)	Location of Loss	2016	2015	2014

Foreign currency contracts	Corporate general and administrative expense	$(2,886)	$(5,191)	$(3,322)

        The pre-tax net losses recognized in earnings on hedging instruments for the fair value hedges offset the amount of gains recognized in earnings on the hedged items in the same locations in the Consolidated Statement of Earnings.

        The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges for the years ended December 31, 2016, 2015 and 2014 was as follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI				After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
Cash Flow Hedges (in thousands)	2016	2015	2014	Location of Gain (Loss)	2016	2015	2014

Commodity contracts	$401	$(728)	$(881)	Total cost of revenue	$(550)	$(385)	$(59)
Foreign currency contracts	(6,344)	(2,532)	(1,270)	Total cost of revenue	(3,224)	(1,525)	269
Interest rate contracts	—	—	—	Interest expense	(1,049)	(1,049)	(1,049)

Total	$(5,943)	$(3,260)	$(2,151)		$(4,823)	$(2,959)	$(839)

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2016, the company also had total gross notional amounts of $0.1 million of foreign currency contracts and $0.2 million of commodity contracts outstanding that were not designated as hedging instruments. These contracts primarily related to engineering and construction and operations and maintenance contract obligations denominated in nonfunctional currencies. A gain of less than $0.1 million associated with these contracts was included in Cost of Revenues for the year ended December 31, 2016.

8.     Financing Arrangements

        As of December 31, 2016, the company had a combination of committed and uncommitted lines of credit that may be used for revolving loans and letters of credit. As of December 31, 2016, letters of credit and borrowings totaling $1.7 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2021. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company's subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

        In connection with the Stork acquisition, the company assumed a €110 million Super Senior Revolving Credit Facility that bore interest at EURIBOR plus 3.75%. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility which may be used for revolving loans, bank guarantees, letters of credit and to fund working capital in the ordinary course of business. This replacement facility expires in April 2017 and bears interest at EURIBOR plus .75%. The €125 million Revolving Credit Facility was included in committed lines of credit as of December 31, 2016. Outstanding borrowings under this facility amounted to €50 million (or approximately $53 million) as of December 31, 2016.

        Letters of credit are provided in the ordinary course of business primarily to indemnify the company's clients if the company fails to perform its obligations under its contracts. Surety bonds may be used as an alternative to letters of credit.

        Consolidated debt consisted of the following:

	December 31,
(in thousands)	2016	2015

Current:
Revolving Credit Facility	$52,735	$—
Other borrowings	29,508	—
Long-Term:
1.750% Senior Notes	$523,629	$—
3.375% Senior Notes	496,011	495,165
3.5% Senior Notes	492,360	491,399
Other borrowings	5,949	—

        In March 2016, the company issued €500 million of 1.750% Senior Notes (the "2016 Notes") due March 21, 2023 and received proceeds of €497 million (or approximately $551 million), net of underwriting

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discounts. Interest on the 2016 Notes is payable annually on March 21 of each year, beginning on March 21, 2017. Prior to December 21, 2022, the company may redeem the 2016 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make whole" premium described in the indenture. On or after December 21, 2022, the company may redeem the 2016 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Additionally, the company may redeem the 2016 Notes at any time upon the occurrence of certain changes in U.S. tax laws, as described in the indenture, at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

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

        In conjunction with the acquisition of Stork on March 1, 2016, the company assumed Stork's outstanding debt obligations, including its 11.0% Super Senior Notes due 2017 (the "Stork Notes"), borrowings under the €110 million Super Senior Revolving Credit Facility, and other debt obligations. On March 2, 2016, the company gave notice to all holders of the Stork Notes of the full redemption of the outstanding €273 million (or approximately $296 million) principal amount of Stork Notes plus a redemption premium of €7 million (or approximately $8 million) effective March 17, 2016. The redemption of the Stork Notes was initially funded with additional borrowings under the company's $1.7 billion Revolving Loan and Letter of Credit Facility, which borrowings were subsequently repaid from the net proceeds of the 2016 Notes. Certain other outstanding debt obligations assumed in the Stork acquisition of €20 million (or approximately $22 million) were settled in March 2016. See Note 18 for a further discussion of the acquisition.

        Other borrowings of $35 million as of December 31, 2016 primarily represent bank loans and other financing arrangements assumed in conjunction with the acquisition of Stork, exclusive of the Stork Notes.

        As of December 31, 2016, the company was in compliance with all of the financial covenants related to its debt agreements.

9.     Other Noncurrent Liabilities

        The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The deferrals

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

can earn either market-based fixed or variable rates of return, at the option of the participants. As of December 31, 2016 and 2015, $356 million and $372 million, respectively, of obligations related to these plans were included in noncurrent liabilities. To fund these obligations, the company has established non-qualified trusts, which are classified as noncurrent assets. These trusts primarily hold company-owned life insurance policies, reported at cash surrender value, and marketable equity securities, reported at fair value. These trusts were valued at $348 million and $361 million as of December 31, 2016 and 2015, respectively. Periodic changes in value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to obligations included in noncurrent liabilities which are also reflected in earnings.

        The company maintains appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities included $65 million and $26 million as of December 31, 2016 and 2015, respectively, relating to these liabilities. For certain professional liability risks the company's retention amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported because there is insufficient claims history or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.

10.   Stock-Based Plans

        The company's executive stock-based plans provide for grants of nonqualified or incentive stock options, restricted stock awards or units, stock appreciation rights and performance-based Value Driver Incentive ("VDI") units. All executive stock-based plans are administered by the Organization and Compensation Committee of the Board of Directors ("Committee") comprised of outside directors, none of whom are eligible to participate in the executive plans. Recorded compensation cost for stock-based payment arrangements, which is generally recognized on a straight-line basis, totaled $28 million, $36 million and $45 million for the years ended December 31, 2016, 2015 and 2014, respectively, net of recognized tax benefits of $17 million, $21 million and $27 million for the years ended 2016, 2015 and 2014, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes restricted stock, restricted stock unit and stock option activity:

	Restricted Stock or Restricted Stock Units		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share

Outstanding as of December 31, 2013	977,766	$57.36	2,964,707	$58.63

Granted	370,014	79.06	684,486	79.19
Expired or canceled	(30,032)	69.17	(58,215)	73.33
Vested/exercised	(449,227)	57.08	(417,970)	57.67

Outstanding as of December 31, 2014	868,521	$66.35	3,173,008	$62.92

Granted	556,323	58.85	963,288	59.05
Expired or canceled	(30,484)	64.74	(118,356)	63.60
Vested/exercised	(456,052)	62.92	(46,414)	38.25

Outstanding as of December 31, 2015	938,308	$63.62	3,971,526	$62.25

Granted	553,415	46.50	662,001	46.07
Expired or canceled	(16,298)	54.26	(63,229)	50.25
Vested/exercised	(443,062)	64.55	(88,917)	41.13

Outstanding as of December 31, 2016	1,032,363	$54.19	4,481,381	$60.45

Options exercisable as of December 31, 2016			3,017,969	$62.46

Remaining unvested options outstanding and expected to vest			1,419,510	$56.30

        As of December 31, 2016, there were a maximum of 7,374,485 shares available for future grant under the company's various stock-based plans. Shares available for future grant included shares which may be granted by the Committee as either stock options, on a share-for-share basis, or restricted stock awards, restricted stock units and VDI units on the basis of one share for each 2.25 available shares.

        Restricted stock units and restricted shares issued under the plans provide that shares awarded may not be sold or otherwise transferred until service-based restrictions have lapsed and any performance objectives have been attained as established by the Committee. Restricted stock units are rights to receive shares subject to certain service and performance conditions as established by the Committee. Generally, upon termination of employment, restricted stock units and restricted shares which have not vested are forfeited. For the company's executives, the restricted units granted in 2016, 2015 and 2014 generally vest ratably over three years. For the company's directors, the restricted units and shares granted in 2016, 2015 and 2014 vest or vested on the first anniversary of the grant. For the years 2016, 2015 and 2014, recognized compensation expense of $27 million, $31 million and $31 million, respectively, is included in corporate general and administrative expense related to restricted stock awards and units. The fair value of restricted stock units and shares that vested during 2016, 2015 and 2014 was $22 million, $26 million and $35 million, respectively. The balance of unamortized restricted stock expense as of December 31, 2016 was $11 million, which is expected to be recognized over a weighted-average period of 1.0 years.

        Option grant amounts and award dates are established by the Committee. Option grant prices are the fair value of the company's common stock at such date of grant. Options normally extend for 10 years and

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

become exercisable over a vesting period determined by the Committee. The options granted in 2016, 2015 and 2014 vest ratably over three years. The aggregate intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during 2016, 2015 and 2014 was $1 million, $1 million and $8 million, respectively. The balance of unamortized stock option expense as of December 31, 2016 was $4 million, which is expected to be recognized over a weighted-average period of 1.2 years. Expense associated with stock options for the years ended December 31, 2016, 2015 and 2014, which is included in corporate general and administrative expense in the accompanying Consolidated Statement of Earnings, totaled $10 million, $15 million and $17 million, respectively.

        The fair value of options on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	December 31,
	2016	2015

Weighted average grant date fair value	$12.55	$16.72
Expected life of options (in years)	6.1	5.9
Risk-free interest rate	1.6%	1.7%
Expected volatility	32.4%	32.1%
Expected annual dividend per share	$0.84	$0.84

        The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility.

        Information related to options outstanding as of December 31, 2016 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share

$30.46 - $41.77	136,144	2.2	$30.46	136,144	2.2	$30.46
$42.11 - $62.50	3,131,826	6.8	56.17	1,880,754	5.6	58.67
$68.36 - $80.12	1,213,411	5.3	74.86	1,001,071	4.9	73.94

	4,481,381	6.3	$60.45	3,017,969	5.2	$62.46

        As of December 31, 2016, options outstanding and options exercisable had an aggregate intrinsic value of approximately $10 million and $5 million, respectively.

        Stock-based VDI units awarded under the plans include performance measures and are issued based on target award values. The number of units awarded is determined by dividing the applicable target award value by the closing price of the company's common stock on the date of grant. The number of units is adjusted at the end of each performance period based on the achievement of certain performance criteria. The VDI awards granted in 2016, 2015 and 2014 vest after a period of approximately three years. VDI awards granted during 2016 are also subject to a post-vest holding period restriction for the period of three years. The VDI awards granted in 2016 and 2015 can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718. The VDI awards granted in 2014 may be settled in cash, based on the closing price of the company's common stock on the vesting date, or company stock. In accordance with ASC 718, the awards granted in 2014 were classified as liabilities and remeasured at fair value at the end of each reporting period until the awards are settled. Compensation expense of $8 million, $11 million and $24 million related to stock-based VDI units is included in corporate general and administrative expense in 2016, 2015 and 2014, respectively, of which $0.4 million was paid in 2016. The

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

balance of unamortized compensation expense associated with VDI units as of December 31, 2016 was $3 million, which is expected to be recognized over a weighted-average period of less than one year.

11.   Earnings Per Share

        Basic EPS is calculated by dividing net earnings attributable to Fluor Corporation by the weighted average number of common shares outstanding during the period. Potentially dilutive securities include employee stock options, restricted stock units and shares, VDI units and the 1.5% Convertible Senior Notes (in 2015 and 2014). Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

        The calculations of the basic and diluted EPS for the years ended December 31, 2016, 2015 and 2014 under the treasury stock method are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014

Amounts attributable to Fluor Corporation:
Earnings from continuing operations	$281,401	$418,170	$715,460
Loss from discontinued operations, net of taxes	—	(5,658)	(204,551)

Net earnings	$281,401	$412,512	$510,909

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	139,171	144,805	157,487
Earnings from continuing operations	$2.02	$2.89	$4.54
Loss from discontinued operations, net of taxes	—	(0.04)	(1.30)

Net earnings	$2.02	$2.85	$3.24

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	139,171	144,805	157,487
Diluted effect:
Employee stock options, restricted stock units and shares and VDI units	1,741	1,827	1,719
Conversion equivalent of dilutive convertible debt	—	90	410

Weighted average diluted shares outstanding	140,912	146,722	159,616
Earnings from continuing operations	$2.00	$2.85	$4.48
Loss from discontinued operations, net of taxes	—	(0.04)	(1.28)

Net earnings	$2.00	$2.81	$3.20

Anti-dilutive securities not included above	3,843	3,408	769

        During the years ended December 31, 2016, 2015 and 2014, the company repurchased and canceled 202,650; 10,104,988; and 13,331,402 shares of its common stock, respectively, under its stock repurchase program for $10 million, $510 million, and $906 million, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Lease Obligations

        Net rental expense amounted to approximately $152 million, $169 million and $218 million in the years ended December 31, 2016, 2015 and 2014, respectively. The company's lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property. Net rental expense in 2016 was lower compared to 2015, primarily due to a decrease in rental equipment and facilities required to support project execution activities in the Energy, Chemicals & Mining segment. Net rental expense in 2015 was lower compared to 2014, primarily due to a decrease in rental equipment and facilities required to support project execution activities in the mining and metals business line of the Energy, Chemicals & Mining segment as well as the Government segment.

        The company's obligations for minimum rentals under non-cancelable operating leases are as follows:

Year Ended December 31,	(in thousands)

2017	$80,600
2018	63,100
2019	50,200
2020	40,500
2021	29,900
Thereafter	73,200

        During 2015, the company sold two office buildings located in California for net proceeds of $82 million and subsequently entered into a twelve year lease with the purchaser. The resulting gain on the sale of the property was approximately $58 million, of which $7 million was recognized during the fourth quarter of 2015 and $4 million was recognized during 2016. These gains were included in corporate general and administrative expense in the Consolidated Statement of Earnings. The remaining deferred gain of approximately $47 million will be amortized over the remaining life of the lease on a straight-line basis.

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

        As required by ASC 810-10-45, the company has separately disclosed on the face of the Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the years ended December 31, 2016, 2015 and 2014, net earnings attributable to noncontrolling interests were $46 million, $62 million and $137 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in all periods presented. Distributions paid to noncontrolling interests were $58 million, $59 million and $138 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capital contributions by noncontrolling interests were $9 million, $5 million and $3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Fluor Australia Ltd., a wholly-owned subsidiary of the company ("Fluor Australia"), completed a cost reimbursable engineering, procurement and construction management services for Santos Ltd. ("Santos") on a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court against Fluor Australia, asserting various causes of action and seeking damages of approximately AUD $1.47 billion. The company believes that the claims asserted by Santos are without merit and is vigorously defending these claims. Based upon the present status of this matter, the company does not believe it is probable that a loss will be incurred. Accordingly, the company has not recorded a charge as a result of this action.

Other Matters

        The company has made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under claims accounting (ASC 605-35-25), these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Similarly, the company recognizes disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. The company periodically evaluates its positions and amounts recognized with respect to all its claims and back charges. As of December 31, 2016 and 2015, the company had recorded $61 million and $30 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract work in progress. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $41 million as of December 31, 2016. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 605-35-25.

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

15.   Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees,

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $16 billion as of December 31, 2016. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of December 31, 2016 and 2015 in accordance with ASC 460, "Guarantees," and the carrying value of the liability was not material.

        Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.

16.   Partnerships and Joint Ventures

        In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Receivables related to work performed for unconsolidated partnerships and joint ventures included in "Accounts and notes receivable, net" in the Consolidated Balance Sheet were $392 million and $132 million as of December 31, 2016 and 2015, respectively. The increase in this receivable balance in 2016 resulted primarily from one Energy, Chemicals & Mining joint venture project in the United States.

        For unconsolidated partnerships and joint ventures in the construction industry, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting on the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company's investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $454 million and $292 million as of December 31, 2016 and 2015, respectively, and were classified under "Investments" and "Other accrued liabilities" on the Consolidated Balance Sheet. The following is a summary of aggregate, unaudited balance sheet data for these unconsolidated partnerships and joint ventures where the company's investment is presented as a one-line equity method investment: As of December 31, 2016, current assets of $3.5 billion, noncurrent assets of $1.3 billion, current liabilities of $3.0 billion and noncurrent liabilities of $628 million; as of December 31, 2015, current assets of $3.2 billion, noncurrent assets of $444 million, current liabilities of $2.5 billion and noncurrent liabilities of $445 million. Additionally, the following is a summary of aggregate, unaudited income statement data for unconsolidated partnerships and joint ventures where the equity method of accounting is used to recognize the company's share of net earnings or losses of investees: Revenue of $1.6 billion, $961 million and $879 million for 2016, 2015 and 2014, respectively; cost of revenue of $1.5 billion, $926 million and $822 million for 2016, 2015 and 2014, respectively; net earnings of $30 million for 2016, net earnings of $14 million for 2015 and net loss of $8 million for 2014.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. ("CFHI"), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China's Guangdong province. An additional investment of $62 million was made in the third quarter of 2016 and another $78 million is expected to be made in September 2017.

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

        The net carrying value of the unconsolidated VIEs classified under "Investments" and "Other accrued liabilities" on the Consolidated Balance Sheet was a net liability of $9 million as of December 31, 2016 and a net asset of $208 million as of December 31, 2015. The decrease in net carrying value primarily resulted from charges related to forecast revisions for estimated cost increases on an Energy, Chemicals & Mining joint venture project. Some of the company's VIEs have debt; however, such debt is typically non-recourse in nature. The company's maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of December 31, 2016 for the unconsolidated VIEs were $42 million.

        In some cases, the company is required to consolidate certain VIEs. As of December 31, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $959 million and $566 million, respectively. As of December 31, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $863 million and $443 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The company has agreements with certain VIEs to provide financial or performance assurances to clients as discussed in Note 15. Below is a discussion of some of the company's more significant or unique VIEs and related accounting considerations.

Eagle P3 Commuter Rail Project

        In August 2010, the company was awarded its $1.7 billion share of the Eagle P3 Commuter Rail Project in the Denver metropolitan area. The project is a public-private partnership between the Regional Transportation District in Denver, Colorado ("RTD") and Denver Transit Partners ("DTP"), a wholly-owned subsidiary of Denver Transit Holdings, LLC ("DTH"), a joint venture in which the company has a 10 percent interest, with two additional partners each owning a 45 percent interest. Under the agreement, RTD owns and oversees the addition of railways, facilities and rolling stock for three new commuter and light rail corridors in the Denver metropolitan area. RTD is funding the construction of the railways and facilities through the issuance of $398 million of private activity bonds, as well as from various other sources, including federal grants. RTD advanced the proceeds of the private activity bonds to DTP as a loan that is non-recourse to the company and will be repaid to RTD over the life of the concession agreement. DTP, as concessionaire, will design, build, finance, operate and maintain the railways, facilities and rolling stock under a 35-year concession agreement. The company has determined that DTH is a VIE for which the company is not the primary beneficiary. DTH is accounted for under the equity method of accounting. The company's maximum exposure to loss relating to its investments in DTH is limited to the carrying value of its investment of $8 million.

        The construction of the railways and facilities, which is nearing completion, is being performed through subcontract arrangements by Denver Transit Systems ("DTS") and Denver Transit Constructors ("DTC"), construction joint ventures in which the company has an ownership interest of 50 percent and 40 percent, respectively. The company has determined that DTS and DTC are VIEs for which the company is the primary beneficiary. Therefore, the company consolidates the accounts of DTS and DTC in its financial statements. For the years ended December 31, 2016, 2015 and 2014, the company's results of operations included revenue of $138 million, $251 million and $361 million, respectively, from DTH. As of December 31, 2016, the combined carrying values of the assets and liabilities of DTS and DTC were $90 million and $71 million, respectively. As of December 31, 2015, the combined carrying values of the assets and liabilities of DTS and DTC were $96 million and $42 million, respectively. The company has provided certain performance guarantees on behalf of DTS.

17.   Operations by Business Segment and Geographic Area

        The company provides professional services in the fields of engineering, procurement, construction, fabrication and modularization, commissioning and maintenance, as well as project management services, on a global basis and serves a diverse set of industries worldwide.

        During the first quarter of 2016, the company changed the composition of its reportable segments to better reflect the diverse end markets that the company serves. The company now reports its operating results in four reportable segments as follows: Energy, Chemicals & Mining; Industrial, Infrastructure & Power; Government; and Maintenance, Modification & Asset Integrity. Segment operating information and assets for 2015 and 2014 have been recast to reflect these changes.

        The Energy, Chemicals & Mining segment is the company's commodity-related segment which focuses on opportunities in the upstream, downstream, chemical, petrochemical, offshore and onshore oil and gas production, liquefied natural gas, pipeline, metals and mining markets. This segment has long served a broad spectrum of commodity-based industries as an integrated solutions provider offering a full range of design, engineering, procurement, construction, fabrication and project management services. The revenue of a single customer and its affiliates of the Energy, Chemicals & Mining segment amounted

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to 10 percent, 11 percent and 15 percent of the company's consolidated revenue during the years ended December 31, 2016, 2015 and 2014, respectively.

        The Industrial, Infrastructure & Power segment provides design, engineering, procurement, construction and project management services to the transportation, life sciences, advanced manufacturing, water and power sectors. The Industrial, Infrastructure & Power segment includes the operations of NuScale Power, LLC, an Oregon-based small modular nuclear reactor technology company, which is managed as a separate operating segment within the Industrial, Infrastructure & Power segment.

        The Government segment provides engineering, construction, logistics, base and facilities operations and maintenance, contingency response and environmental and nuclear services to the U.S. government and governments abroad. The percentage of the company's consolidated revenue from work performed for various agencies of the U.S. government was 13 percent, 12 percent and 11 percent during the years ended December 31, 2016, 2015 and 2014, respectively.

        The Maintenance, Modification & Asset Integrity segment is comprised of several operating segments that do not meet the requirement under ASC 280, "Segment Reporting," for separate disclosure, and therefore, have been combined under the aggregation criteria of ASC 280. The Maintenance, Modification & Asset Integrity segment provides facility start-up and management, plant and facility maintenance, operations support and asset management services to the oil and gas, chemicals, life sciences, mining and metals, consumer products and manufacturing industries. The Maintenance, Modification & Asset Integrity segment includes the operations of the company's equipment business, temporary staffing, power services, as well as the recently acquired Stork business.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Operating Information by Segment

	Year Ended December 31,
(in millions)	2016	2015	2014

External revenue
Energy, Chemicals & Mining	$9,754.2	$11,865.4	$14,563.0
Industrial, Infrastructure & Power	4,094.5	2,264.0	2,854.8
Government	2,720.0	2,557.4	2,511.9
Maintenance, Modification & Asset Integrity	2,467.8	1,427.2	1,601.9

Total external revenue	$19,036.5	$18,114.0	$21,531.6

Segment profit (loss)
Energy, Chemicals & Mining	$401.5	$866.6	$869.2
Industrial, Infrastructure & Power	135.8	(44.9)	147.5
Government	85.1	83.1	92.7
Maintenance, Modification & Asset Integrity	121.9	127.4	153.0

Total segment profit	$744.3	$1,032.2	$1,262.4

Depreciation and amortization of fixed assets
Energy, Chemicals & Mining	$—	$—	$—
Industrial, Infrastructure & Power	3.9	4.0	4.2
Government	2.3	3.2	5.4
Maintenance, Modification & Asset Integrity	139.5	113.4	111.8
Corporate and other	65.4	68.1	70.3

Total depreciation and amortization of fixed assets	$211.1	$188.7	$191.7

Capital expenditures
Energy, Chemicals & Mining	$—	$—	$—
Industrial, Infrastructure & Power	2.2	6.1	10.4
Government	2.1	3.9	2.2
Maintenance, Modification & Asset Integrity	153.1	158.9	224.0
Corporate and other	78.5	71.3	88.1

Total capital expenditures	$235.9	$240.2	$324.7

Total assets
Energy, Chemicals & Mining	$2,348.0	$1,728.0
Industrial, Infrastructure & Power	750.1	544.2
Government	493.7	495.4
Maintenance, Modification & Asset Integrity	1,952.7	923.8
Corporate and other	3,671.9	3,934.0

Total assets	$9,216.4	$7,625.4

Goodwill
Energy, Chemicals & Mining	$15.5	$15.5
Industrial, Infrastructure & Power	13.6	13.8
Government	58.0	58.0
Maintenance, Modification & Asset Integrity	445.1	24.3

Total goodwill	$532.2	$111.6

  •
  Energy, Chemicals & Mining.  Segment profit for 2016 was adversely affected by pre-tax charges totaling $265 million (or $1.20 per diluted share) related to forecast revisions for estimated cost increases on a petrochemicals project in the United States. The increase in total assets in the Energy, Chemicals & Mining segment resulted from the company's investment in CFHI and increased working capital in support of project execution activities.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  •
  Industrial, Infrastructure & Power.  Segment profit for 2015 included a loss of $60 million (or $0.26 per diluted share) resulting from forecast revisions for a large gas-fired power plant in Brunswick County, Virginia. Segment profit for all periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment profit were $92 million, $80 million and $46 million during 2016, 2015 and 2014, respectively. NuScale expenses for 2016, 2015 and 2014 were reported net of qualified reimbursable expenses of $57 million, $65 million and $38 million, respectively. (See Note 1 for a further discussion of the cooperative agreement between NuScale and the DOE.) The increase in total assets in the Industrial, Infrastructure & Power segment resulted from increased working capital in support of project execution activities.

  •
  Maintenance, Modification & Asset Integrity.  During 2016, 2015 and 2014, intercompany revenue for the Maintenance, Modification & Asset Integrity segment, excluded from the amounts shown above, was $524 million, $439 million and $531 million, respectively. The increase in revenue and total assets, including goodwill, in the Maintenance, Modification & Asset Integrity resulted from the company's acquisition of Stork.

Reconciliation of Total Segment Profit to Earnings from Continuing Operations Before Taxes

	Year Ended December 31,
(in millions)	2016	2015	2014

Total segment profit	$744.3	$1,032.2	$1,262.4
Gain related to a partial sale of a subsidiary	—	68.2	—
Pension settlement charge	—	(239.9)	—
Corporate general and administrative expense	(191.1)	(168.3)	(182.7)
Interest income (expense), net	(52.6)	(28.1)	(11.4)
Earnings attributable to noncontrolling interests	46.0	62.5	136.6

Earnings from continuing operations before taxes	$546.6	$726.6	$1,204.9

  •
  Corporate general and administrative expense.  Corporate general and administrative expense in 2016 included transaction and integration costs associated with the Stork acquisition of $25 million, organizational realignment expenses (primarily severance and facility exit costs) of $38 million and foreign currency exchange gains of $35 million.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Information by Geographic Area

        Engineering services for international projects are often performed within the United States or a country other than where the project is located. Revenue associated with these services has been classified within the geographic area where the work was performed.

	External Revenue Year Ended December 31,			Total Assets As of December 31,
(in millions)	2016	2015	2014	2016	2015

United States	$9,891.9	$7,857.3	$7,466.2	$4,842.4	$4,306.0
Canada	2,170.1	2,459.3	4,133.3	749.5	800.9
Asia Pacific (includes Australia)	1,010.2	870.4	2,568.0	645.8	541.2
Europe	3,372.1	2,509.2	2,070.1	2,103.7	1,364.6
Central and South America	1,006.2	2,560.4	2,494.8	499.7	251.7
Middle East and Africa	1,586.0	1,857.4	2,799.2	375.3	361.0

Total	$19,036.5	$18,114.0	$21,531.6	$9,216.4	$7,625.4

Non-Operating (Income) Expense

        Non-operating expenses (net of income) of $1 million were included in corporate general and administrative expense in 2016. Non-operating income of $7 million was included in corporate general and administrative expense in 2015. There were no non-operating expenses during 2014.

18.   Acquisitions of Stork Holding B.V.

        On March 1, 2016 ("the acquisition date"), the company acquired 100 percent of Stork for an aggregate purchase price of €695 million (or approximately $756 million), including the assumption of debt and other liabilities. Stork, based in the Netherlands, is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The company paid €276 million (or approximately $300 million) in cash consideration. The company borrowed €200 million (or approximately $217 million) under its $1.7 billion Revolving Loan and Letter of Credit Facility, and paid €76 million (or approximately $83 million) of cash on hand to initially finance the Stork acquisition. The €200 million borrowed under the $1.7 billion Revolving Loan and Letter of Credit Facility was subsequently repaid from the net proceeds of the 2016 Notes as discussed in Note 8.

        In conjunction with the acquisition, the company assumed Stork's outstanding debt obligations, including the Stork Notes, borrowings under a €110 million Super Senior Revolving Credit Facility, and other debt obligations. On March 2, 2016, the company gave notice to all holders of the Stork Notes of the full redemption of the outstanding €273 million (or approximately $296 million) principal amount of Stork Notes plus a redemption premium of €7 million (or approximately $8 million) effective March 17, 2016. The redemption of the Stork Notes was initially funded with additional borrowings under the company's $1.7 billion Revolving Loan and Letter of Credit Facility, which borrowings were subsequently repaid from the net proceeds of the 2016 Notes. Certain other outstanding debt obligations assumed in the Stork acquisition of €20 million (or approximately $22 million) were settled in March 2016. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility that is available to fund working capital in the ordinary course of business. This replacement facility expires in April 2017 and bears interest at EURIBOR plus .75%.

        The aggregate purchase price noted above has been allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired, totaling €384 million (or approximately $417 million), has been recorded as goodwill.

        The company has made certain changes to the purchase price allocation since the initial estimates reported in the first quarter of 2016. These changes primarily relate to the following:

  •
  Identifiable intangible assets, which were originally aggregated with goodwill, have been separately reported at their estimated fair value of €171 million (or approximately $186 million).

  •
  Deferred tax assets decreased by €2 million (or approximately $2 million) primarily to record the deferred tax impact of valuation adjustments associated with identifiable intangible assets.

  •
  Property, plant and equipment increased by €11 million (or approximately $12 million) to reflect its estimated fair value.

  •
  Additional fair value adjustments, primarily related to contracts, and certain balance sheet reclassifications have been made to other assets and liabilities resulting in a net decrease of €32 million (or approximately $35 million) to net assets acquired. These adjustments did not materially affect any individual asset or liability account.

  •
  Goodwill decreased by €148 million (or approximately $161 million) to reflect all of the changes to the purchase price allocation noted above.

        Adjustments to the Consolidated Statement of Earnings for 2016 related to the income effects that would have been recognized in previous periods if the adjustments to provisional amounts were recognized as of the acquisition date were not significant.

        The fair value of acquired intangible assets, which consisted primarily of customer relationships and trade names, as well as below market contracts and leases were determined using income-based approaches that utilized unobservable Level 3 inputs, including significant management assumptions such as forecasted revenue and operating margins, customer attrition, and weighted average cost of capital. Customer relationships are being amortized on a straight-line basis over their estimated useful lives of 8 years. Acquired trade names with finite lives are being amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. Trade names with indefinite lives are not amortized, but are subject to annual impairment testing (See Note 1).

        The fair value of property, plant and equipment was determined using a cost-based approach that considers the estimated reproductive cost of the assets adjusted for depreciation factors, which include physical deterioration and functional or economic obsolescence. This approach uses Level 3 inputs that are generally unobservable in the marketplace. A market-based approach was also applied as a secondary method to estimate the fair value of certain assets. The market-based approach utilized observable Level 2 inputs for similar assets in active markets.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the fair values of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	In EUR	In USD

Cash and cash equivalents	€54,441	$59,204
Accounts and notes receivable	167,894	182,585
Contract work in process	96,667	105,125
Other current assets	51,065	55,533
Property, plant and equipment	162,525	176,746
Investments	1,487	1,617
Intangible assets	171,000	185,963
Goodwill	383,734	417,310
Deferred taxes, net	9,867	10,730
Other assets	900	979
Trade accounts payable	(113,898)	(123,864)
Advance billings on contracts	(21,364)	(23,234)
Other accrued liabilities	(205,034)	(222,975)
Revolving credit facility and other borrowings	(400,228)	(435,248)
Long-term debt	(15,295)	(16,633)
Noncurrent liabilities	(65,001)	(70,689)
Noncontrolling interests	(2,947)	(3,205)

Net assets acquired	€275,813	$299,944

        Since the acquisition date, revenue and earnings from Stork of $1.2 billion and $10 million, respectively, for the year ended December 31, 2016 have been included in the Consolidated Statement of Earnings. Integration costs of $14 million and transaction costs of $11 million were included in corporate general and administrative expense for the year ended December 31, 2016.

        The following pro forma financial information reflects the Stork acquisition as if it had occurred on January 1, 2015 and includes adjustments for debt refinancing and transaction costs.

	Year Ended December 31,
(in thousands)	2016	2015

Pro forma revenue	$19,262,991	$19,786,167
Pro forma net earnings attributable to Fluor Corporation	283,705	413,040

19.   Partial Sale of a Subsidiary

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2016
Revenue	$4,423.9	$4,856.1	$4,766.9	$4,989.6
Cost of revenue	4,168.1	4,607.9	4,729.7	4,740.5
Earnings (loss) from continuing operations before taxes	189.2	181.4	(2.7)	178.7
Earnings from continuing operations	119.0	120.0	17.4	71.0
Loss from discontinued operations, net of taxes	—	—	—	—
Net earnings	119.0	120.0	17.4	71.0
Net earnings attributable to Fluor Corporation	104.3	101.8	4.8	70.5
Basic earnings per share attributable to Fluor Corporation:
Earnings from continuing operations	$0.75	$0.73	$0.03	$0.51
Loss from discontinued operations, net of taxes	—	—	—	—
Net earnings	0.75	0.73	0.03	0.51
Diluted earnings per share attributable to Fluor Corporation:
Earnings from continuing operations	0.74	0.72	0.03	0.50
Loss from discontinued operations, net of taxes	—	—	—	—
Net earnings	0.74	0.72	0.03	0.50
Year ended December 31, 2015
Revenue	$4,548.6	$4,810.1	$4,384.6	$4,370.7
Cost of revenue	4,251.2	4,516.1	4,133.8	4,118.3
Earnings (loss) from continuing operations before taxes	248.9	238.8	278.2	(39.3)
Earnings (loss) from continuing operations	165.6	160.7	186.8	(32.4)
Loss from discontinued operations, net of taxes	—	—	(5.1)	(0.6)
Net earnings (loss)	165.6	160.7	181.7	(33.0)
Net earnings (loss) attributable to Fluor Corporation	144.1	148.5	171.3	(51.4)
Basic earnings (loss) per share attributable to Fluor Corporation:
Earnings (loss) from continuing operations	$0.98	$1.02	$1.22	$(0.36)
Loss from discontinued operations, net of taxes	—	—	(0.03)	—
Net earnings (loss)	0.98	1.02	1.19	(0.36)
Diluted earnings (loss) per share attributable to Fluor Corporation:
Earnings (loss) from continuing operations	0.96	1.00	1.21	(0.36)
Loss from discontinued operations, net of taxes	—	—	(0.04)	—
Net earnings (loss)	0.96	1.00	1.17	(0.36)

        Net earnings in the second and third quarters of 2016 were adversely affected by pre-tax charges of $24 million (or $0.10 per diluted share) and $241 million (or $1.10 per diluted share), respectively, related to forecast revisions for estimated cost increases on a petrochemicals project in the United States.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Net earnings in 2015 included losses from discontinued operations related to the previously divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri. The 2015 losses from discontinued operations resulted from the settlement of lead exposure cases and the payment of legal fees incurred in connection with a pending indemnification action against the buyer of the lead business for these settlements and others.