Form 10-Q
period 2017-03-31
FLUOR CORP
filed 2017-05-04
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 28, 2017, 139,782,243 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

March 31, 2017

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2017	2016

TOTAL REVENUE	$4,835,905	$4,423,889

TOTAL COST OF REVENUE	4,685,904	4,168,067

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	45,048	55,113
Interest expense	17,563	14,645
Interest income	(6,035)	(3,156)
Total cost and expenses	4,742,480	4,234,669

EARNINGS BEFORE TAXES	93,425	189,220
INCOME TAX EXPENSE	16,071	70,209

NET EARNINGS	77,354	119,011

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	16,743	14,688

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$60,611	$104,323

BASIC EARNINGS PER SHARE	$0.43	$0.75

DILUTED EARNINGS PER SHARE	$0.43	$0.74

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	139,443	138,950
DILUTED	140,958	140,865

DIVIDENDS DECLARED PER SHARE	$0.21	$0.21

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2017	2016

NET EARNINGS	$77,354	$119,011

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	30,490	22,336
Ownership share of equity method investees’ other comprehensive income (loss)	8,433	(8,018)
Defined benefit pension and postretirement plan adjustments plan adjustments	393	(3,325)
Unrealized gain on derivative contracts	5,348	3,602
Unrealized gain on available-for-sale securities	83	847
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	44,747	15,442

COMPREHENSIVE INCOME	122,101	134,453
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	17,001	14,744

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$105,100	$119,709

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	March 31,	December 31,
(in thousands, except share and per share amounts)	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($519,349 and $439,942 related to variable interest entities (“VIEs”))	$1,967,581	$1,850,436
Marketable securities, current ($5,975 and $48,155 related to VIEs)	74,942	111,037
Accounts and notes receivable, net ($240,907 and $232,242 related to VIEs)	1,592,986	1,700,224
Contract work in progress ($129,693 and $124,677 related to VIEs)	1,442,712	1,537,289
Other current assets ($22,138 and $24,017 related to VIEs)	482,117	411,284
Total current assets	5,560,338	5,610,270

Marketable securities, noncurrent	138,358	143,553
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,145,139 and $1,122,191) (net PP&E of $51,930 and $53,728 related to VIEs))	1,037,461	1,017,223
Goodwill	545,400	532,239
Investments	772,968	740,385
Deferred taxes	361,492	454,109
Deferred compensation trusts	363,058	348,487
Other assets ($24,263 and $24,248 related to VIEs)	381,260	370,151
TOTAL ASSETS	$9,160,335	$9,216,417

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($238,211 and $221,601 related to VIEs)	$1,643,925	$1,590,506
Revolving credit facility and other borrowings	40,858	82,243
Advance billings on contracts ($269,834 and $263,393 related to VIEs)	752,779	763,774
Accrued salaries, wages and benefits ($35,815 and $35,573 related to VIEs)	712,581	734,649
Other accrued liabilities ($24,456 and $32,015 related to VIEs)	526,226	644,857
Total current liabilities	3,676,369	3,816,029

LONG-TERM DEBT DUE AFTER ONE YEAR	1,526,023	1,517,949
NONCURRENT LIABILITIES	611,892	639,608
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 139,781,114 and 139,258,483 shares in 2017 and 2016, respectively	1,398	1,393
Additional paid-in capital	58,371	38,317
Accumulated other comprehensive loss	(452,180)	(496,669)
Retained earnings	3,613,246	3,582,150
Total shareholders’ equity	3,220,835	3,125,191

Noncontrolling interests	125,216	117,640

Total equity	3,346,051	3,242,831

TOTAL LIABILITIES AND EQUITY	$9,160,335	$9,216,417

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$77,354	$119,011
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	50,718	47,147
Amortization of intangibles	5,059	222
(Earnings) loss from equity method investments, net of distributions	1,072	(2,697)
Gain on sale of property, plant and equipment	(3,665)	(6,788)
Amortization of stock-based awards	15,666	13,921
Deferred compensation trust	(14,573)	34,280
Deferred compensation obligation	14,620	5,655
Deferred taxes	52,081	34,286
Net retirement plan accrual (contributions)	(7,604)	(10,125)
Changes in operating assets and liabilities	82,779	(126,049)
Other items	(3,272)	5,792
Cash provided by operating activities	270,235	114,655

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(30,521)	(103,587)
Proceeds from the sales and maturities of marketable securities	71,900	202,286
Capital expenditures	(66,884)	(48,576)
Proceeds from disposal of property, plant and equipment	14,652	25,881
Investments in partnerships and joint ventures	(86,026)	(402,434)
Acquisitions, net of cash acquired	—	(240,754)
Other items	611	7,236
Cash utilized by investing activities	(96,268)	(559,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(9,718)
Dividends paid	(29,996)	(29,941)
Proceeds from issuance of 1.75% Senior Notes	—	552,958
Debt issuance costs	—	(3,186)
Repayment of Stork Notes and other borrowings	—	(326,279)
Borrowings under revolving lines of credit	—	760,000
Repayment of borrowings under revolving lines of credit	(53,455)	(760,000)
Distributions paid to noncontrolling interests	(12,251)	(12,829)
Capital contributions by noncontrolling interests	3,606	1,245
Taxes paid on vested restricted stock	(6,171)	(6,971)
Stock options exercised	5,787	2,681
Other items	14,991	2,861
Cash provided (utilized) by financing activities	(77,489)	170,821

Effect of exchange rate changes on cash	20,667	22,077

Increase (decrease) in cash and cash equivalents	117,145	(252,395)

Cash and cash equivalents at beginning of period	1,850,436	1,949,886

Cash and cash equivalents at end of period	$1,967,581	$1,697,491

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  Principles of Consolidation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2016 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2017 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of March 31, 2017 and December 31, 2016 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

The Condensed Consolidated Financial Statements include the financial statements of Stork Holding B.V. (“Stork”) since March 1, 2016, the date of acquisition. See Note 17 for a discussion of the acquisition.

(2)                  Recent Accounting Pronouncements

New accounting pronouncements implemented by the company during the first quarter of 2017 or requiring implementation in future periods are discussed below or in the related notes, where appropriate.

In the first quarter of 2017, the company adopted Accounting Standards Update (“ASU”) 2016-17, “Interests Held through Related Parties That Are Under Common Control” which amends the consolidation requirements that apply to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a variable interest entity. The adoption of ASU 2016-17 did not have any impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2017, the company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify various aspects of accounting for share-based payment awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. As a result of the adoption of ASU 2016-09, the excess tax benefits and tax deficiencies associated with option exercises and vested share awards are now recognized as income tax benefit or expense in the Condensed Consolidated Statement of Earnings instead of in additional paid-in capital. Additionally, the excess tax benefits are now presented as an operating activity on the Condensed Consolidated Statement of Cash Flows, rather than as a financing activity. ASU 2016-09 also changed the method the company uses to calculate shares for diluted earnings per share (discussed further in Note 6). The company adopted the provision of ASU 2016-09 on a prospective basis; therefore, these changes are effective beginning in the first quarter of 2017. The adoption of ASU 2016-09 did not have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2017, the company adopted ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting” which eliminates the requirement to retrospectively apply equity method accounting when an investor obtains significant influence over a previously held investment. The adoption of ASU 2016-07 did not have any impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2017, the company adopted ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This ASU clarifies that the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The adoption of ASU 2016-05 did not have any impact on the company’s financial position, results of operations or cash flows.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” For purchased callable debt securities held at a premium, ASU 2017-08 requires entities to amortize the premium to the earliest call date rather than over the contractual life of the instrument. Therefore, entities will no longer recognize a loss in earnings on the unamortized premium upon the issuer’s exercise of a call. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018. Management does not expect the adoption of ASU 2017-08 to have a material impact on the company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented separately from the service cost component. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Management does not expect the adoption of ASU 2017-07 to have a material impact on the company’s financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. Management does not expect the adoption of ASU 2017-04 to have a material impact on the company’s financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Management does not expect the adoption of ASU 2017-01 to have a material impact on the company’s financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-18 requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Management does not expect the adoption of ASU 2016-18 to have a material impact on the company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 amends the guidance in Accounting Standards Codification (“ASC”) 230, which often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities and has resulted in diversity in practice in how certain cash receipts and cash payments are classified. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied on a retrospective basis. Management does not expect the adoption of ASU 2016-15 to have a material impact on the company’s cash flows.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which allows an entity to determine the provision for loss contracts at either the contract level or the performance obligation level as an accounting policy election.

In February 2017, the FASB issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies that the scope and application of ASC 610-20 on accounting for the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales, applies only when the asset (or asset group) does not meet the definition of a business. ASU 2017-05, 2016-20, 2016-12, 2016-10 and 2016-08 are effective upon adoption of ASU 2014-09.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Management is currently evaluating the impact of adopting ASU 2014-09, 2016-08, 2016-10, 2016-12, 2016-20 and 2017-05 on the company’s financial position, results of operations, cash flows and related disclosures. Adoption of these ASUs is expected to affect the manner in which the company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the company typically segments revenue and margin recognition between the engineering and construction phases of its contracts. Upon adoption, the company expects that the entire engineering and construction contract will typically be a single unit of account (a single performance obligation), which will result in a more constant recognition of revenue and margin over the term of the contract. The company will adopt ASU 2014-09 during the first quarter of 2018. The company expects to adopt this new standard using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption.

(3)                  Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$48,658	$(18,168)	$30,490	$35,755	$(13,419)	$22,336
Ownership share of equity method investees’ other comprehensive income (loss)	13,387	(4,954)	8,433	(12,092)	4,074	(8,018)
Defined benefit pension and postretirement plan adjustments	628	(235)	393	(2,550)	(775)	(3,325)
Unrealized gain on derivative contracts	8,436	(3,088)	5,348	5,785	(2,183)	3,602
Unrealized gain on available-for-sale securities	132	(49)	83	1,355	(508)	847
Total other comprehensive income	71,241	(26,494)	44,747	28,253	(12,811)	15,442
Less: Other comprehensive income attributable to noncontrolling interests	258	—	258	56	—	56
Other comprehensive income attributable to Fluor Corporation	$70,983	$(26,494)	$44,489	$28,197	$(12,811)	$15,386

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended March 31, 2017 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2016	$(286,449)	$(31,913)	$(167,667)	$(10,375)	$(265)	$(496,669)
Other comprehensive income before reclassifications	30,280	8,433	—	4,744	76	43,533
Amounts reclassified from AOCI	—	—	393	556	7	956

Net other comprehensive income	30,280	8,433	393	5,300	83	44,489
Balance as of March 31, 2017	$(256,169)	$(23,480)	$(167,274)	$(5,075)	$(182)	$(452,180)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2016	$(614)	$—	$—	$(52)	$—	$(666)
Other comprehensive income before reclassifications	210	—	—	15	—	225
Amounts reclassified from AOCI	—	—	—	33	—	33

Net other comprehensive income	210	—	—	48	—	258
Balance as of March 31, 2017	$(404)	$—	$—	$(4)	$—	$(408)

The changes in AOCI balances by component (after-tax) for the three months ended March 31, 2016 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss )	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2015	$(222,569)	$(37,949)	$(162,530)	$(9,255)	$(472)	$(432,775)
Other comprehensive income (loss) before reclassifications	22,362	(8,018)	(4,617)	1,796	810	12,333
Amounts reclassified from AOCI	—	—	1,292	1,724	37	3,053
Net other comprehensive income (loss)	22,362	(8,018)	(3,325)	3,520	847	15,386
Balance as of March 31, 2016	$(200,207)	$(45,967)	$(165,855)	$(5,735)	$375	$(417,389)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2015	$(114)	$—	$—	$(510)	$—	$(624)
Other comprehensive loss before reclassifications	(26)	—	—	(16)	—	(42)
Amounts reclassified from AOCI	—	—	—	98	—	98
Net other comprehensive income (loss)	(26)	—	—	82	—	56
Balance as of March 31, 2016	$(140)	$—	$—	$(428)	$—	$(568)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

	Location in	Three Months Ended
	Condensed Consolidated	March 31,
(in thousands)	Statement of Earnings	2017	2016
Component of AOCI:
Defined benefit pension plan adjustments	Various accounts(1)	$(628)	$(2,067)
Income tax benefit	Income tax expense	235	775
Net of tax		$(393)	$(1,292)

Unrealized loss on derivative contracts:
Commodity contracts and foreign currency contracts	Total cost of revenue	$(513)	$(2,472)
Interest rate contracts	Interest expense	(419)	(419)
Income tax benefit (net)	Income tax expense	343	1,069
Net of tax		(589)	(1,822)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(33)	(98)
Net of tax and noncontrolling interests		$(556)	$(1,724)

Unrealized loss on available-for-sale securitis	Corporate general and administrative expense	$(12)	$(59)
Income tax benefit	Income tax expense	5	22
Net of tax		$(7)	$(37)

(1)            Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

(4)                     Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were 17.2 percent and 37.1 percent, respectively. The lower effective rate for the three months ended March 31, 2017 is primarily due to a worthless stock deduction on an insolvent foreign subsidiary. Both periods benefit from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

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

(5)                  Cash Paid for Interest and Taxes

Cash paid for interest was $23 million for both the three months ended March 31, 2017 and 2016. Income tax payments, net of refunds, were $34 million and $27 million during the three-month periods ended March 31, 2017 and 2016, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(6)                   Earnings Per Share

Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method. As a result of the adoption of ASU 2016-09, the excess tax benefits and tax deficiencies that were previously recorded to additional paid-in capital have been excluded from the hypothetical proceeds used to calculate the repurchase of shares under the treasury stock method beginning in the first quarter of 2017.

The calculations of the basic and diluted EPS for the three months ended March 31, 2017 and 2016 are presented below:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2017	2016

Net earnings attributable to Fluor Corporation	$60,611	$104,323

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	139,443	138,950

Basic earnings per share	$0.43	$0.75

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	139,443	138,950

Diluted effect:

Employee stock options, restricted stock units and shares and Value Driver Incentive units	1,515	1,915
Weighted average diluted shares outstanding	140,958	140,865

Diluted earnings per share	$0.43	$0.74

Anti-dilutive securities not included above	3,844	3,727

During the three months ended March 31, 2016, the company repurchased and cancelled 202,650 shares of its common stock under its stock repurchase program for approximately $10 million. No shares were repurchased during the three months ended March 31, 2017.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$23,931	$23,931	$—	$—	$21,035	$21,035	$—	$—
Marketable securities, current(2)	57,819	—	57,819	—	54,840	—	54,840	—
Deferred compensation trusts(3)	37,648	37,648	—	—	37,510	37,510	—	—
Marketable securities, noncurrent(4)	138,358	—	138,358	—	143,553	—	143,553	—
Derivative assets(5)
Commodity contracts	170	—	170	—	83	—	83	—
Foreign currency contracts	37,199	—	37,199	—	34,776	—	34,776	—

Liabilities:
Derivative liabilities(5)
Commodity contracts	$22	$—	$22	$—	$129	$—	$129	$—
Foreign currency contracts	36,972	—	36,972	—	43,574	—	43,574	—

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

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of March 31, 2017: money market funds of $24 million, U.S. agency securities of $11 million, U.S. Treasury securities of $83 million, corporate debt securities of $97 million and commercial paper of $5 million. As of December 31, 2016, available-for-sale securities consisted of money market funds of $21 million, U.S. agency securities of $11 million, U.S. Treasury securities of $87 million and corporate debt securities of $100 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During the three months ended March 31, 2017 and 2016, proceeds from sales and maturities of available-for-sale securities were $25 million and $122 million, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In addition to assets and liabilities that are measured at fair value on a recurring basis, the company is required to measure certain assets and liabilities at fair value on a nonrecurring basis. See Note 17 for further discussion of nonrecurring fair value measurements related to the company’s acquisition of Stork.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		March 31, 2017		December 31, 2016
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$948,221	$948,221	$1,133,295	$1,133,295
Cash equivalents(2)	Level 2	995,429	995,429	696,106	696,106
Marketable securities, current(3)	Level 2	17,123	17,123	56,197	56,197
Notes receivable, including noncurrent portion(4)	Level 3	27,498	27,498	29,458	29,458
Liabilities:
1.750% Senior Notes(5)	Level 2	$531,243	$558,186	$523,629	$551,582
3.375% Senior Notes(5)	Level 2	496,223	516,280	496,011	512,510
3.5% Senior Notes(5)	Level 2	492,600	513,080	492,360	508,230
Revolving Credit Facility(6)	Level 2	—	—	52,735	52,735
Other borrowings, including noncurrent portion(7)	Level 2	46,815	46,815	35,457	35,457

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

(6)     Amounts represent borrowings under the company’s €125 million Revolving Credit Facility which expired in April 2017, as discussed in Note 10. The carrying amount of the borrowings under this revolving credit facility approximates fair value because of the short-term maturity.

(7)     Other borrowings primarily represent bank loans and other financing arrangements assumed in conjunction with the acquisition of Stork. See Note 17 for a further discussion of the acquisition. The majority of these borrowings mature within one year. The carrying amounts of the borrowings under these arrangements approximate fair value because of the short-term maturity.

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

As of March 31, 2017, the company had total gross notional amounts of approximately $912 million of foreign currency contracts (primarily related to the British Pound, Kuwaiti Dinar, Indian Rupee, Philippine Peso and South Korean Won) and $1 million of commodity contracts outstanding related to hedging of engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. The foreign currency contracts are of varying duration, none of which extend beyond December 2019. The commodity contracts are of varying duration, none of which extend beyond December 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the three months ended March 31, 2017 and 2016.

The fair values of derivatives designated as hedging instruments under ASC 815 as of March 31, 2017 and December 31, 2016 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
(in thousands)	Location	2017	2016	Location	2017	2016
Commodity contracts	Other current assets	$170	$83	Other accrued liabilities	$22	$129
Foreign currency contracts	Other current assets	17,403	13,231	Other accrued liabilities	14,236	16,543
Foreign currency contracts	Other assets	19,796	21,545	Noncurrent liabilities	22,736	27,031
Total		$37,369	$34,859		$36,994	$43,703

The pre-tax net gains recognized in earnings associated with the hedging instruments designated as fair value hedges for the three months ended March 31, 2017 and 2016 were as follows:

		Three Months Ended
		March 31,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2017	2016
Foreign currency contracts	Corporate general and administrative expense	$2,947	$195

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The pre-tax net gains recognized in earnings associated with the hedging instruments designated as fair value hedges offset the amount of losses recognized in earnings on the hedged items in the same locations in the Condensed Consolidated Statement of Earnings.

The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges for the three months ended March 31, 2017 and 2016 was as follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI			After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
Cash Flow Hedges (in thousands)	2017	2016	Location of Gain (Loss)	2017	2016
Commodity contracts	$3	$2	Total cost of revenue	$(34)	$(120)
Foreign currency contracts	4,741	1,794	Total cost of revenue	(260)	(1,342)
Interest rate contracts	—	—	Interest expense	(262)	(262)
Total	$4,744	$1,796		$(556)	$(1,724)

As of March 31, 2016, the company also had total gross notional amounts of $64 million of foreign currency contracts and $2 million of commodity contracts outstanding that were not designated as hedging instruments. These contracts primarily related to engineering and construction and operations and maintenance contract obligations denominated in nonfunctional currencies. Recognized losses of approximately $2 million associated with these contracts were included in Cost of Revenues for the three months ended March 31, 2016. There were no similar contracts of significance as of March 31, 2017.

(9)                   Retirement Benefits

Net periodic pension expense for the company’s defined benefit pension plans included the following components:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Service cost	$4,394	$4,732
Interest cost	5,293	6,621
Expected return on assets	(9,591)	(10,051)
Amortization of prior service cost	(195)	(209)
Recognized net actuarial loss	831	2,276
Net periodic pension expense	$732	$3,369

The company currently expects to contribute up to $15 million into its defined benefit pension plans during 2017, which is expected to be in excess of the minimum funding required. During the three months ended March 31, 2017, contributions of approximately $9 million were made by the company.

(10)            Financing Arrangements

As of March 31, 2017, the company had a combination of committed and uncommitted lines of credit that may be used for revolving loans and letters of credit. As of March 31, 2017, letters of credit and borrowings totaling $1.8 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

In connection with the Stork acquisition, the company assumed a €110 million Super Senior Revolving Credit Facility that bore interest at EURIBOR plus 3.75%. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility which was used for revolving loans, bank guarantees, letters of credit and to fund working capital in the ordinary course of business. This replacement facility, which bore interest at EURIBOR plus .75%, expired in April 2017 and was included in committed lines of credit as of March 31, 2017. There were no outstanding borrowings under this facility as of March 31, 2017.

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

For the 2016 Notes, the 2014 Notes and the 2011 Notes, if a change of control triggering event occurs, as defined by the terms of the respective indentures, the company will be required to offer to purchase the applicable notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of redemption. The company is generally not limited under the indentures governing the 2016 Notes, the 2014 Notes and the 2011 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions. We may, from time to time, repurchase the 2016 Notes, the 2014 Notes or the 2011 Notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

obligations assumed in the Stork acquisition of €20 million (or approximately $22 million) were settled in March 2016. See Note 17 for a further discussion of the acquisition.

Other borrowings of $47 million as of March 31, 2017 and $35 million as of December 31, 2016 primarily represent bank loans and other financing arrangements assumed in conjunction with the acquisition of Stork, exclusive of the Stork Notes.

As of March 31, 2017, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)           Stock-Based Plans

The company’s executive and director stock-based compensation plans are described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016. In the first quarter of 2017 and 2016, restricted stock units totaling 363,051 and 525,975, respectively, were granted to executives, at weighted-average grant date fair values of $53.36 per share and $43.20 per share, respectively. Restricted stock units granted to executives in 2017 and 2016 generally vest ratably over three years. For certain executives, restricted stock units are subject to a post-vest holding period of three years. The fair value of restricted stock units represents the closing price of the company’s common stock on the date of grant discounted for the post-vest holding period, when applicable.

During the first quarter of 2017 and 2016, stock options for the purchase of 1,103,817 shares at a weighted-average exercise price of $55.35 per share and 662,001 shares at a weighted-average exercise price of $46.07 per share, respectively, were awarded to executives. The exercise price of options represents the closing price of the company’s common stock on the date of grant. The options granted in 2017 and 2016 vest ratably over three years and expire ten years after the grant date.

In the first quarter of 2017 and 2016, performance-based Value Driver Incentive (“VDI”) units totaling 249,204 and 296,052, respectively, were awarded to executives. These awards vest after a period of approximately three years and contain annual performance conditions for each of the three years of the vesting period. The performance targets for each year are generally established in the first quarter of that year. Under ASC 718, performance-based awards are not deemed granted for accounting purposes until the performance targets have been established. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the three year vesting period. During the first quarter of 2017, units totaling 83,068 and 92,094 under the 2017 and 2016 VDI plans, respectively, were granted at weighted-average grant date fair values of $53.35 per share and $51.62 per share, respectively. The grant date fair value is determined by adjusting the closing price of the company’s common stock on the date of grant for the post-vest holding period discount and for the effect of the market condition, when applicable. For awards granted under the 2017 VDI plan, the number of units will be adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the VDI award agreement. For awards granted under the 2016 VDI plan, the number of units is adjusted at the end of each performance period based only on the achievement of certain performance targets as defined in the VDI award agreement. Units granted under the 2017 and 2016 VDI plans can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three months ended March 31, 2017 and 2016, net earnings attributable to noncontrolling interests were $17 million and $15 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods presented. Distributions paid to noncontrolling interests were $12 million and $13 million for the three months ended March 31, 2017 and 2016, respectively. Capital contributions by noncontrolling interests were $4 million and $1 million for the three months ended March 31, 2017 and 2016, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Fluor Australia Ltd., a wholly-owned subsidiary of the company (“Fluor Australia”), completed cost reimbursable engineering, procurement and construction management services for Santos Ltd. (“Santos”) on a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court against Fluor Australia, asserting various causes of action and seeking damages of approximately AUD $1.47 billion. The company believes that the claims asserted by Santos are without merit and is vigorously defending these claims. Based upon the present status of this matter, the company does not believe it is probable that a loss will be incurred. Accordingly, the company has not recorded a charge as a result of this action.

Other Matters

The company has made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under claims accounting (ASC 605-35-25), these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Similarly, the company recognizes disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. The company periodically evaluates its positions and the amounts recognized with respect to all its claims and back charges. As of March 31, 2017 and December 31, 2016, the company had recorded $66 million and $61 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract work in progress. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $41 million as of both March 31, 2017 and December 31, 2016. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 605-35-25.

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

(14)           Guarantees

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $14 billion as of March 31, 2017. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers,

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of March 31, 2017 and December 31, 2016 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

(15)           Partnerships and Joint Ventures

In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” on the Condensed Consolidated Balance Sheet were $133 million and $392 million as of March 31, 2017 and December 31, 2016, respectively. The decrease in this receivable balance in 2017 resulted primarily from one Energy, Chemicals & Mining joint venture project in the United States. Notes receivable from unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” and “Other assets” on the Condensed Consolidated Balance Sheet were $18 million and $19 million as of March 31, 2017 and December 31, 2016, respectively.

For unconsolidated partnerships and joint ventures in the construction industry, the company generally recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting on the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company’s investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $542 million and $454 million as of March 31, 2017 and December 31, 2016, respectively, and were classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet.

In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. An additional investment of $62 million was made in the third quarter of 2016, and another $78 million is expected to be made in the current year.

Variable Interest Entities

In accordance with ASC 810, “Consolidation,” the company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a variable interest entity (“VIE”). The company considers a partnership or joint venture a VIE if it has any of the following characteristics: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the partnership or joint venture is a VIE. The majority of the company’s partnerships and joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support.

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

The net carrying value of the unconsolidated VIEs classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet was a net asset of $76 million as of March 31, 2017 and a net liability of $9 million as of December 31, 2016. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of March 31, 2017 for the unconsolidated VIEs were $39 million.

In some cases, the company is required to consolidate certain VIEs. As of March 31, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.0 billion and $581 million, respectively. As of December 31, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $959 million and $566 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

The company has agreements with certain VIEs to provide financial or performance assurances to clients. See Note 14 for a further discussion of such agreements. A discussion of some of the company’s more significant or unique VIEs is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016.

(16)           Operating Information by Segment

A description of the company’s reportable segments is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016. During the first quarter of 2017, the company changed the name of the Maintenance, Modification & Asset Integrity segment to Diversified Services. The company reports its operating results in the following four reportable segments: Energy, Chemicals & Mining; Industrial, Infrastructure & Power; Government; and Diversified Services.

Operating information by reportable segment is as follows:

	Three Months Ended
	March 31,
External Revenue (in millions)	2017	2016
Energy, Chemicals & Mining	$2,302.2	$2,443.5
Industrial, Infrastructure & Power	1,199.3	833.3
Government	765.2	686.0
Diversified Services	569.2	461.1
Total external revenue	$4,835.9	$4,423.9

Intercompany revenue for the Diversified Services segment, excluded from the amounts shown above, was $147 million and $117 million for the three months ended March 31, 2017 and 2016, respectively.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Three Months Ended
	March 31,
Segment Profit (Loss) (in millions)	2017	2016
Energy, Chemicals & Mining	$88.3	$182.0
Industrial, Infrastructure & Power	(6.7)	11.9
Government	29.0	17.1
Diversified Services	22.6	30.1
Total segment profit	$133.2	$241.1

Industrial, Infrastructure & Power. The decrease in segment profit was driven by cost increases and forecast revisions of approximately $30 million, primarily for a gas-fired power plant in South Carolina. Segment profit for the three months ended March 31, 2017 and 2016 included the operations of NuScale, which are primarily research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment profit were $16 million and $26 million for the three months ended March 31, 2017 and 2016, respectively. NuScale expenses were net of qualified reimbursable expenses of $10 million and $14 million for the three month periods of 2017 and 2016, respectively. A discussion of the cooperative agreement between NuScale and the U.S. Department of Energy is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016.

A reconciliation of total segment profit to earnings before taxes is as follows:

	Three Months Ended
	March 31,
Reconciliation of Total Segment Profit to Earnings Before Taxes (in millions)	2017	2016
Total segment profit	$133.2	$241.1
Corporate general and administrative expense	(45.0)	(55.1)
Interest income (expense), net	(11.5)	(11.5)
Earnings attributable to noncontrolling interests	16.7	14.7
Earnings before taxes	$93.4	$189.2

Total assets by segment are as follows:

	March 31,	December 31,
Total Assets by Segment (in millions)	2017	2016
Energy, Chemicals & Mining	$2,095.9	$2,348.0
Industrial, Infrastructure & Power	819.7	750.1
Government	500.4	493.7
Diversified Services	1,985.4	1,952.7

The decrease in total assets in the Energy, Chemicals & Mining segment resulted from decreased working capital in support of project execution activities. The increase in total assets in the Industrial, Infrastructure & Power segment resulted from increased working capital in support of project execution activities.

Total assets in the Industrial, Infrastructure & Power segment as of March 31, 2017 included accounts receivable and contract work in progress related to two subcontracts with Westinghouse Electric Company LLC (“Westinghouse”) to manage the construction workforce at nuclear power plant projects in Georgia (Plant Vogtle) and South Carolina (V.C. Summer). On March 29, 2017 (“the bankruptcy petition date”), Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The company has filed mechanic’s liens in Georgia and South Carolina against the property of the owners of the projects for amounts due for pre-petition services rendered to Westinghouse. The company continues to provide services to both project sites at the request of the owners of the projects and expects to be compensated by the owners for certain pre-petition services rendered to Westinghouse, as well as for ongoing post-petition services. As of March 31, 2017, total assets included accounts receivable of $169 million (net of payments received from the owners of the projects during March 2017 of $78 million) and contract work in process of $60 million related to pre-petition services provided to Westinghouse. Further payments for certain pre-petition services are expected to be received under agreements with the owners. Based on the company’s evaluation of available information, which includes liens, agreements with the owners and the relative probability of the projects proceeding in whole or in part, the company expects the amounts due for pre-petition services to be recoverable.

(17)           Acquisition of Stork Holding B.V.

On March 1, 2016 (“the acquisition date”), the company acquired 100 percent of Stork for an aggregate purchase price of €695 million (or approximately $756 million), including the assumption of debt and other liabilities. Stork, based in the Netherlands, is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The company paid €276 million (or approximately $300 million) in cash consideration. The company borrowed €200 million (or approximately $217 million) under its $1.7 billion Revolving Loan and Letter of Credit Facility, and paid €76 million (or approximately $83 million) of cash on hand to initially finance the Stork acquisition. The €200 million borrowed under the $1.7 billion Revolving Loan and Letter of Credit Facility was subsequently repaid from the net proceeds of the 2016 Notes as discussed in Note 10.

In conjunction with the acquisition, the company assumed Stork’s outstanding debt obligations, including the Stork Notes, borrowings under a €110 million Super Senior Revolving Credit Facility, and other debt obligations. On March 2, 2016, the company gave notice to all holders of the Stork Notes of the full redemption of the outstanding €273 million (or approximately $296 million) principal amount of Stork Notes plus a redemption premium of €7 million (or approximately $8 million) effective March 17, 2016. The redemption of the Stork Notes was initially funded with additional borrowings under the company’s $1.7 billion Revolving Loan and Letter of Credit Facility, which borrowings were subsequently repaid from the net proceeds of the 2016 Notes. Certain other outstanding debt obligations assumed in the Stork acquisition of €20 million (or approximately $22 million) were settled in March 2016. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility that was available to fund working capital in the ordinary course of business. This replacement facility, which bore interest at EURIBOR plus .75%, expired in April 2017.

The company completed its valuation of Stork’s assets and liabilities at the end of 2016. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired, totaling €384 million (or approximately $417 million), was recorded as goodwill.

The fair value of acquired intangible assets, which consisted primarily of customer relationships and trade names, as well as below market contracts and leases were determined using income-based approaches that utilized unobservable Level 3 inputs, including significant management assumptions such as forecasted revenue and operating margins, customer attrition, and weighted average cost of capital. Customer relationships are being amortized on a straight-line basis over their estimated useful lives of 8 years. Acquired trade names with finite lives are being amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. Trade names with indefinite lives are not amortized, but are subject to annual impairment testing.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Goodwill represents the excess of the purchase price over the fair value of the underlying net assets acquired. Factors contributing to the goodwill balance include the acquired established workforce and the estimated future synergies associated with the combined operations. Of the total goodwill recorded in conjunction with the Stork acquisition, none is expected to be deductible for tax purposes. The goodwill recognized in conjunction with the Stork acquisition has been reported in the Diversified Services segment.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	In EUR	In USD

Cash and cash equivalents	€54,441	$59,204
Accounts and notes receivable	167,894	182,585
Contract work in progress	96,667	105,125
Other current assets	51,065	55,533
Property, plant and equipment	162,525	176,746
Investments	1,487	1,617
Intangible assets	171,000	185,963
Goodwill	383,734	417,310
Deferred taxes, net	9,867	10,730
Other assets	900	979
Trade accounts payable	(113,898)	(123,864)
Advance billings on contracts	(21,364)	(23,234)
Other accrued liabilities	(205,034)	(222,975)
Revolving credit facility and other borrowings	(400,228)	(435,248)
Long-term debt	(15,295)	(16,633)
Noncurrent liabilities	(65,001)	(70,689)
Noncontrolling interests	(2,947)	(3,205)
Net assets acquired	€275,813	$299,944

For the three months ended March 31, 2016, the Condensed Consolidated Statement of Earnings included one month of revenue and earnings from Stork of $121 million and $3 million, respectively. Integration costs of $6 million and transaction costs of $10 million were included in corporate general and administrative expense during the three months ended March 31, 2016.

The following pro forma financial information reflects the Stork acquisition as if it had occurred on January 1, 2015 and includes adjustments for debt refinancing and transaction costs.

(in thousands)	Three Months Ended March 31, 2016
Pro forma revenue	$4,656,937
Pro forma net earnings attributable to Fluor Corporation	105,538

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes and the company’s December 31, 2016 Annual Report on Form 10-K. For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

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

•                            Project cancellations, scope adjustments or deferrals, or foreign currency fluctuations, that could reduce the amount of our backlog and the revenue and profits that the company earns;

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

•                            Cybersecurity breaches of our systems and information technology;

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

•                            The impact of new or changing legal requirements, as well as past and future environmental, health and safety regulations including climate change regulations;

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

Additional information concerning these and other factors can be found in the company’s press releases and periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. — Risk Factors” in the company’s Form 10-K filed February 17, 2017. These filings are available publicly on the SEC’s website at http://www.sec.gov, on the company’s website at http://investor.fluor.com or upon request from the company’s Investor Relations Department at (469) 398-7070. The company cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating the company and deciding whether to invest in its securities. Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Summary

Consolidated revenue of $4.8 billion for the three months ended March 31, 2017 increased compared to $4.4 billion for the three months ended March 31, 2016. Revenue growth in the Industrial, Infrastructure & Power; Government; and Diversified Services segments were partially offset by revenue declines in the Energy, Chemicals & Mining segment. The revenue growth resulted primarily from increased project execution activities for several power projects, as well as revenue contributions from the Stork acquisition. Revenue in the Energy, Chemicals & Mining segment decreased in the current year period due to reduced volume of project execution activities for certain large chemicals projects and reduced volume of project execution activities at the company’s joint venture in Mexico.

Net earnings attributable to Fluor Corporation were $61 million and $104 million for the three months ended March 31, 2017 and 2016, respectively. The first quarter of 2017 reflects lower earnings contributions from the Energy, Chemicals & Mining segment, primarily driven by a shift in the mix of work on several of the company’s larger projects from higher margin engineering activities to lower margin construction activities since the first quarter of 2016. The decrease in earnings was further driven by cost increases and forecast revisions on certain Industrial, Infrastructure & Power projects, primarily for a gas-fired power plant in South Carolina, as well as lower earnings contributions from the Diversified Services segment when compared to the prior period. These declines were partially offset by higher earnings contributions from the Government segment and lower corporate general and administrative expenses (2016 corporate general and administrative expense included transaction and integration costs associated with the Stork acquisition).

The effective tax rates for the three months ended March 31, 2017 and 2016 were 17.2 percent and 37.1 percent, respectively. The lower effective rate for the three months ended March 31, 2017 is primarily due to a worthless stock deduction on an insolvent foreign subsidiary. Both periods benefit from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

Diluted earnings per share of $0.43 for the three months ended March 31, 2017 decreased as compared to $0.74 for the corresponding period of 2016 primarily due to the lower earnings for the current year period.

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

The company’s margins, in some cases, may be favorably or unfavorably impacted by a change in the mix of work performed or a change in the amount of materials and customer-furnished materials, which are accounted for as pass-through costs. Segment profit margins are generally higher during the earlier stages of the project life cycle as project execution activities are more heavily weighted to higher margin engineering activities rather than lower margin construction activities, particularly when there is a significant amount of materials, including customer-furnished materials, recognized during construction. In the first quarter of 2017, margins were adversely affected by a shift in the mix of work on several of the company’s larger projects from higher margin engineering activities to lower margin construction activities since the first quarter of 2016.

The Energy, Chemicals & Mining segment remains well positioned for new project activity; however, depressed commodity prices continue to affect the timing of new awards and the pace of execution on certain existing projects.

Consolidated new awards were $2.3 billion for the three months ended March 31, 2017 compared to new awards of $4.7 billion for the three months ended March 31, 2016. The Energy, Chemicals & Mining; Industrial, Infrastructure & Power; and Government segments were the major contributors to the new award activity in the first quarter of 2017 including the A10 Zuidasdok project in Amsterdam and two refinery projects in Texas. Approximately 55 percent of consolidated new awards for the three months ended March 31, 2017 were for projects located outside of the United States compared to 18 percent for the first quarter of 2016.

Consolidated backlog as of March 31, 2017 was $41.6 billion compared to $46.0 billion as of March 31, 2016. The decrease in backlog primarily resulted from an adjustment for a liquefied natural gas project in Canada that was suspended in the third quarter of 2016 and an adjustment made in the first quarter of 2017 to limit the contractual term of the Magnox RSRL Project to a five year term, as well as new award activity being outpaced by work performed in the Energy, Chemicals & Mining segment. As of March 31, 2017, approximately 48 percent of consolidated backlog related to projects outside of the United States compared to 57 percent as of March 31, 2016. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

On March 1, 2016, the company acquired 100 percent of Stork Holding B.V. (“Stork”) for an aggregate purchase price of €695 million (or approximately $756 million), including the assumption of debt and other liabilities. Stork, based in the Netherlands, is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The company paid €276 million (or approximately $300 million) in cash consideration. The operations of Stork are reported in the Diversified Services segment below. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of the acquisition.

In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. An additional investment of $62 million was made during 2016 and another $78 million is expected to be made in the current year.

A description of the company’s reportable segments is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016. During the first quarter of 2017, the company changed the name of the Maintenance, Modification & Asset Integrity segment to Diversified Services. The company reports its operating results in the following four reportable segments: Energy, Chemicals & Mining; Industrial, Infrastructure & Power; Government; and Diversified Services.

Energy, Chemicals & Mining

Revenue and segment profit for the Energy, Chemicals & Mining segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2017	2016

Revenue	$2,302.2	$2,443.5
Segment profit	88.3	182.0

Revenue for the three months ended March 31, 2017 decreased by 6 percent compared to the three months ended March 31, 2016, primarily due to reduced volume of project execution activities for certain large chemicals projects, including the completion of a large project, and reduced volume of project execution activities at the company’s joint venture in Mexico. This revenue decline was partially offset by an increase in project execution activities for downstream projects across various regions and an upstream project in the early stage of project execution.

Segment profit for the three months ended March 31, 2017 decreased by 51 percent compared to the corresponding period in 2016. The decrease in segment profit was primarily driven by a shift in the mix of work on several of the company’s larger projects from higher margin engineering activities to lower margin construction activities since the first quarter of 2016 and reduced volume of project execution activities for certain large chemicals projects. Segment profit contributions from the company’s joint venture in Mexico were also adversely affected by volume declines and foreign currency losses attributable to the strengthening Mexican Peso against the U.S. Dollar. Segment profit margin for the three months ended March 31, 2017 was 3.8 percent compared to 7.4 percent for the corresponding period in 2016. The decrease in segment profit margin was attributable to the same factors that affected the decline in segment profit.

New awards for the three months ended March 31, 2017 were $817 million compared to $579 million for the corresponding period of 2016. New awards in the current quarter included two refinery projects in Texas. Backlog of $20.3 billion as of March 31, 2017 decreased from $26.8 billion as of March 31, 2016. The reduction in backlog resulted primarily from an adjustment for a liquefied natural gas project in Canada that was suspended in the third quarter of 2016, as well as new award activity being outpaced by work performed. The decline in oil prices since the latter part of 2014 has continued to affect the timing of new awards and pace of execution on certain existing projects. Although mining and metals customers have been deferring their major capital investment decisions for the past several years, the company is beginning to see a renewed interest for projects in the bauxite, copper and gold markets.

Total assets in the segment were $2.1 billion as of March 31, 2017 compared to $2.3 billion as of December 31, 2016. The decrease in total assets primarily resulted from a decrease in working capital in support of project execution activities.

Industrial, Infrastructure & Power

Revenue and segment profit for the Industrial, Infrastructure & Power segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2017	2016

Revenue	$1,199.3	$833.3
Segment profit (loss)	(6.7)	11.9

Revenue for the three months ended March 31, 2017 increased by 44 percent compared to the three months ended March 31, 2016 primarily due to increased project execution activities for several power projects, including two nuclear projects for Westinghouse and two gas-fired power plants in the southeastern United States, as well as increased project execution activities for several life sciences and advanced manufacturing projects in the early stages of project execution.

Segment profit for the three months ended March 31, 2017 decreased significantly compared to the corresponding period in 2016. The decrease in segment profit was driven by cost increases and forecast revisions of approximately $30 million, primarily for a gas-fired power plant in South Carolina. The decline in segment profit was partially offset by lower NuScale expenses, net of qualified reimbursable expenditures and increased project execution activities for life sciences and advanced manufacturing projects. Segment profit margin for the three months ended March 31, 2017 decreased when compared to the corresponding period in 2016. The decrease in segment profit margin was driven by the same factors that drove the decrease in segment profit.

The Industrial, Infrastructure & Power segment includes the operations of NuScale, which are primarily research and development activities. NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit, were $16 million for the three months ended March 31, 2017 compared to $26 million for the three months ended March 31, 2016.

New awards for the three months ended March 31, 2017 were $777 million compared to $1.4 billion for the corresponding period of 2016. New awards in the current quarter included the A10 Zuidasdok infrastructure project in Amsterdam. Backlog increased to $14.6 billion as of March 31, 2017 compared to $10.3 billion as of March 31, 2016 primarily due to new infrastructure and life sciences and advanced manufacturing projects awarded during 2016 and project adjustments recorded in the fourth quarter of 2016 for the two Westinghouse nuclear power plant projects.

Total backlog in the Industrial, Infrastructure & Power segment as of March 31, 2017 included $6.4 billion related to two subcontracts with Westinghouse Electric Company LLC (“Westinghouse”) for the construction of nuclear power plant projects in Georgia (Plant Vogtle) and South Carolina (V.C. Summer). On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. The company continues to provide services to both projects sites at the request of the owners of the projects and expects to be compensated by the owners for ongoing work at both projects. Backlog as of March 31, 2017 has not been adjusted to reflect any revisions to project scope or cost as discussions with the owners of the projects are still underway as they continue with their reviews to determine whether they proceed and at what scope.

Total assets in the Industrial, Infrastructure & Power segment were $820 million as of March 31, 2017 compared to $750 million as of December 31, 2016. The increase in total assets in the Industrial, Infrastructure & Power segment resulted from increased working capital assets in support of project execution activities. Total assets as of March 31, 2017 included accounts receivable of $169 million and contract work in process of $60 million for services provided to the two Westinghouse nuclear power plant projects prior to the date of the bankruptcy petition. See Note 16 to the Condensed Consolidated Financial Statements.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2017	2016

Revenue	$765.2	$686.0
Segment profit	29.0	17.1

Revenue for the three months ended March 31, 2017 increased 12 percent compared to the same period in 2016. The revenue growth was primarily due to increases in project execution activities for the Idaho Cleanup Project Core Contract (“Idaho Core Project”) and construction services projects. These increases were partially offset by lower revenue from the Magnox nuclear decommissioning project in the United Kingdom (the “Magnox RSRL Project”).

Segment profit for the three months ended March 31, 2017 increased 69 percent when compared to the same period in 2016 primarily due to increased contributions from project execution activities for the Idaho Core Project and the Portsmouth Gaseous Diffusion Plant Project (“Portsmouth Project”). Segment profit during 2017 also benefited from the favorable resolution of close-out activities on a completed project. Segment profit margin for the first quarter of 2017 was 3.8 percent compared to 2.5 percent for the same period in the prior year. The increase in segment profit margin was primarily due to the favorable resolution of close-out activities on a completed project and increased contributions from the Portsmouth Project.

New awards for the three months ended March 31, 2017 were $173 million compared to $2.3 billion for the same period in the prior year. New awards during the three months ended March 31, 2017 included a multi-year contract in the services business and additional contract funding for the Paducah Gaseous Diffusion Plant Project. Backlog as of March 31, 2017 decreased to $3.7 billion compared to $5.2 billion as of March 31, 2016 primarily due to a customer decision to limit the contractual term of the Magnox RSRL Project to a five year term ending in August 2019. Total backlog included $1.5 billion and $2.9 billion of unfunded government contracts as of March 31, 2017 and 2016, respectively.

Total assets in the Government segment were $500 million as of March 31, 2017 compared to $494 million as of December 31, 2016.

Diversified Services

Revenue and segment profit for the Diversified Services segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2017	2016

Revenue	$569.2	$461.1
Segment profit	22.6	30.1

Revenue for the three months ended March 31, 2017 increased by 23 percent compared to the three months ended March 31, 2016.  Revenue in 2016 included one month of revenue associated with the acquisition of the Stork business, which closed on March 1, 2016. The increase in revenue from Stork was partially offset by a lower level of project execution activities in both the continuous site presence and power services businesses.

Segment profit for the three months ended March 31, 2017 declined by 25 percent compared to the corresponding period in 2016. Segment profit margin for the three months ended March 31, 2017 was 4.0 percent compared to 6.5 percent for the three months ended March 31, 2016. Segment profit and segment profit margin for the three months ended March 31, 2017 declined compared to the corresponding period in 2016, primarily due to the inclusion of the Stork business.  Since the acquisition of Stork in March 2016, segment profit and segment profit margins are more reflective of the seasonal nature of the Stork business, with lower results typically being delivered in the first quarter of the year. The reductions in segment profit and segment profit margin were partially offset by increased contributions from the equipment business.

New awards in the Diversified Services segment for the first three months of 2017 were $546 million compared to $404 million for the first quarter of 2016. Backlog of $2.9 billion as of March 31, 2017 decreased from $3.7 billion as of March 31, 2016. The reduction in backlog resulted from new award activity being outpaced by work performed since the first quarter of 2016, as volatility in oil prices continues to affect the timing of new awards.

Total assets in the Diversified Services segment were $2.0 billion as of March 31, 2017 and December 31, 2016.

Other

Corporate general and administrative expense for the three months ended March 31, 2017 was $45 million compared to $55 million for the three months ended March 31, 2016. The decrease in corporate general and administrative expense was primarily attributable to transaction costs and integration activities associated with the Stork acquisition incurred in 2016. Net interest expense was $12 million for the three months ended March 31, 2017 compared to $11 million during the corresponding period of 2016. Income tax expense for the three months ended March 31, 2017 and 2016 is discussed above under “— Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit, which may be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of March 31, 2017, the company was in compliance with all the financial covenants related to its debt agreements.

Cash Flows

Cash and cash equivalents were $2.0 billion as of March 31, 2017 compared to $1.9 billion as of December 31, 2016. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.2 billion and $2.1 billion as of March 31, 2017 and December 31, 2016, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.0 billion as of both March 31, 2017 and December 31, 2016. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.

In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated VIEs (joint ventures and partnerships). These amounts (which totaled $519 million and $440 million as of March 31, 2017 and December 31, 2016, respectively, as reflected on the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $753 million and $764 million as of March 31, 2017 and December 31, 2016, respectively, as reflected on the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of March 31, 2017 and December 31, 2016 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

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

During the three months ended March 31, 2017, working capital decreased primarily due to decreases in accounts receivable and contract work in progress partially offset by an increase in the net working capital of a project joint venture in the Energy, Chemicals & Mining segment and an increase in prepaid income taxes. Specific factors related to these drivers include:

•                  A decrease in accounts receivable, primarily related to collections from an Energy, Chemicals & Mining joint venture project in the United States partially offset by an increase in accounts receivable in the Industrial, Infrastructure & Power segment primarily attributable to work performed for a nuclear power plant project.

•                  A decrease in contract work in progress in the Energy, Chemicals & Mining segment, which resulted primarily from normal project execution activities.

•                  An increase in the net working capital of a project joint venture in the Energy, Chemicals & Mining segment.

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

Cash provided by operating activities was $270 million for the three months ended March 31, 2017 compared to $115 million for the corresponding period of the prior year. The increase in cash provided by operating activities resulted primarily from favorable changes in working capital partially offset by a lower level of net earnings in the current year.

The company contributed $9 million into its defined benefit pension plans during both the three months ended March 31, 2017 and 2016. The company currently expects to contribute up to $15 million during 2017, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash utilized by investing activities amounted to $96 million and $560 million for the three months ended March 31, 2017 and 2016, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; investments in partnerships and joint ventures; and business acquisitions.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the three months ended March 31, 2017 and 2016, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $41 million and $99 million, respectively The company held combined current and noncurrent marketable securities of $213 million and $255 million as of March 31, 2017 and December 31, 2016, respectively.

Capital expenditures of $67 million and $49 million for the three months ended March 31, 2017 and 2016, respectively, primarily related to construction equipment associated with equipment operations in the Diversified Services segment, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $15 million and $26 million during the three months ended March 31, 2017 and 2016, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Diversified Services segment.

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

Investments in unconsolidated partnerships and joint ventures were $86 million and $402 million during the three months ended March 31, 2017 and 2016, respectively. Investments during the three months ended March 31, 2017 included a capital contribution to an Energy, Chemicals & Mining joint venture in the United States. Investments during the three months ended March 31, 2016 included an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. An additional investment of $62 million was made in the third quarter of 2016 and another $78 million is expected to be made in the current year.

Financing Activities

Cash utilized by financing activities of $77 million during the three months ended March 31, 2017 and cash provided by financing activities of $171 million during the three months ended March 31, 2016 included company stock repurchases, company dividend payments to stockholders, proceeds from the issuance of senior notes, repayments of debt, borrowings and repayments under revolving lines of credit, and distributions paid to holders of noncontrolling interests.

Cash utilized by financing activities during the three months ended March 31, 2016 included the repurchase and cancellation of 202,650 shares of the company’s common stock for approximately $10 million under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2016 were paid in the first quarter of 2017. Quarterly cash dividends of $0.21 per share were declared in the first quarter of 2017 and 2016. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

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

For the 2016 Notes, the 2014 Notes and the 2011 Notes, if a change of control triggering event occurs, as defined by the terms of the respective indentures, the company will be required to offer to purchase applicable notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of redemption. The company is generally not limited under the indentures governing the 2016 Notes, the 2014 Notes and the 2011 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions. We may, from time to time, repurchase the 2016 Notes, the 2014 Notes or the 2011 Notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.

In conjunction with the acquisition of Stork on March 1, 2016, the company assumed Stork’s outstanding debt obligations, including its 11.0% Super Senior Notes due 2017 (the ‘‘Stork Notes’’), borrowings under a €110 million Super Senior Revolving Credit Facility, and other debt obligations. On March 2, 2016, the company gave notice to all holders of the Stork Notes of the full redemption of the outstanding €273 million (or approximately $296 million) principal amount of Stork Notes plus a redemption premium of €7 million (or approximately $8 million) effective March 17, 2016. The redemption of the Stork Notes was initially funded with additional borrowings under the company’s $1.7 billion Revolving Loan and Letter of Credit Facility, which borrowings were subsequently repaid from the net proceeds of the 2016 Notes. Certain other outstanding debt obligations assumed in the Stork acquisition of €20 million (or approximately $22 million) were settled in March 2016. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility that was available to fund working capital in the ordinary course of business. This replacement facility, which bore interest at EURIBOR plus .75%, expired in April 2017. There were no outstanding borrowings under this facility as of March 31, 2017.

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $12 million and $13 million during the three months ended March 31, 2017 and 2016, respectively. Distributions in 2017 and 2016 primarily related to one transportation joint venture project in the United States.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the three months ended March 31, 2017 and 2016, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $49 million and $36 million, respectively, of which $21 million and $22 million, respectively, related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of March 31, 2017, the company had a combination of committed and uncommitted lines of credit that may be used for revolving loans and letters of credit. As of March 31, 2017, letters of credit and borrowings totaling $1.8 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

In connection with the Stork acquisition, the company assumed a €110 million Super Senior Revolving Credit Facility that bore interest at EURIBOR plus 3.75%. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility which was used for revolving loans, bank guarantees, letters of credit and to fund working capital in the ordinary course of business. This replacement facility, which bore interest at EURIBOR plus .75%, expired in April 2017 and was included in committed lines of credit as of March 31, 2017. There were no outstanding borrowings under this facility as of March 31, 2017.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. Surety bonds may be used as an alternative to letters of credit.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $14 billion as of March 31, 2017. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of March 31, 2017 and December 31, 2016 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first quarter of 2017. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2016 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	March 31,
(in millions)	2017	2016
Backlog – beginning of period	$45,011.9	$44,726.1
New awards	2,313.3	4,681.4
Acquisition of Stork	—	1,533.7
Adjustments and cancellations, net (1)	(984.6)	(640.4)
Work performed	(4,733.5)	(4,311.3)
Backlog – end of period	$41,607.1	$45,989.5

(1)               Adjustments and cancellations, net in 2017 resulted primarily from an adjustment to limit the contractual term of the Magnox RSRL Project to a five year term ending in August 2019, as well as exchange rate fluctuations. Adjustments and cancellations, net in 2016 resulted primarily from exchange rate fluctuations.

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

For information on matters in dispute, see Note 14 to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 17, 2017, and Note 13 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the company during the quarter ended March 31, 2017 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (1)

January 1, 2017 – January 31, 2017	—	$—	—	11,610,219

February 1, 2017 – February 28, 2017	—	—	—	11,610,219

March 1, 2017 – March 31, 2017	—	—	—	11,610,219

Total	—	$—	—

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

10.5

Form of Option Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on February 17, 2017).

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

10.8

Form of Value Driver Incentive Award Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on February 17, 2017).

10.9

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

10.13

Form of Restricted Stock Unit Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed on February 17, 2017).

10.14

Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

10.15

Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on February 18, 2014).

10.16	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed on February 22, 2012).

10.17	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 7, 2017).

10.18	Fluor Corporation 2014 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 filed on May 1, 2014).

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

10.21

Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of November 2, 2016 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed on February 17, 2017).

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

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016, and (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 4, 2017	/s/ Biggs C. Porter
Biggs C. Porter
Executive Vice President and Chief Financial Officer

Date:	May 4, 2017	/s/ Robin K. Chopra
Robin K. Chopra
Senior Vice President and Controller (Chief Accounting Officer)