Form 10-Q
period 2017-06-30
FLUOR CORP
filed 2017-08-03
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

As of July 28, 2017, 139,898,695 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

June 30, 2017

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016

TOTAL REVENUE	$4,716,092	$4,856,117	$9,551,997	$9,280,006

TOTAL COST OF REVENUE	4,684,116	4,607,868	9,370,020	8,775,935

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	47,315	52,640	92,363	107,753
Interest expense	16,473	18,719	34,036	33,364
Interest income	(7,863)	(4,512)	(13,898)	(7,668)
Total cost and expenses	4,740,041	4,674,715	9,482,521	8,909,384

EARNINGS (LOSS) BEFORE TAXES	(23,949)	181,402	69,476	370,622
INCOME TAX EXPENSE (BENEFIT)	(17,317)	61,348	(1,246)	131,557

NET EARNINGS (LOSS)	(6,632)	120,054	70,722	239,065

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	17,393	18,241	34,136	32,929

NET EARNINGS (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$(24,025)	$101,813	$36,586	$206,136

BASIC EARNINGS (LOSS) PER SHARE	$(0.17)	$0.73	$0.26	$1.48

DILUTED EARNINGS (LOSS) PER SHARE	$(0.17)	$0.72	$0.26	$1.46

SHARES USED TO CALCULATE EARNINGS (LOSS) PER SHARE
BASIC	139,818	139,226	139,631	139,088
DILUTED	139,818	140,801	140,856	140,833

DIVIDENDS DECLARED PER SHARE	$0.21	$0.21	$0.42	$0.42

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

NET EARNINGS (LOSS)	$(6,632)	$120,054	$70,722	$239,065

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	7,397	(38,516)	37,887	(16,180)
Ownership share of equity method investees’ other comprehensive income (loss)	(6,509)	8,384	1,924	366
Defined benefit pension and postretirement plan adjustments	1,517	1,208	1,910	(2,117)
Unrealized gain (loss) on derivative contracts	(1,798)	(2,681)	3,550	921
Unrealized gain (loss) on available-for-sale securities	(94)	265	(11)	1,112
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	513	(31,340)	45,260	(15,898)

COMPREHENSIVE INCOME (LOSS)	(6,119)	88,714	115,982	223,167

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	16,987	18,940	33,988	33,684

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$(23,106)	$69,774	$81,994	$189,483

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	June 30,	December 31,
(in thousands, except share and per share amounts)	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($522,603 and $439,942 related to variable interest entities (“VIEs”))	$1,819,799	$1,850,436
Marketable securities, current ($93,965 and $48,155 related to VIEs)	193,927	111,037
Accounts and notes receivable, net ($205,441 and $232,242 related to VIEs)	1,510,881	1,700,224
Contract work in progress ($85,315 and $124,677 related to VIEs)	1,399,220	1,537,289
Other current assets ($23,962 and $24,017 related to VIEs)	689,991	411,284
Total current assets	5,613,818	5,610,270

Marketable securities, noncurrent	131,126	143,553
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,174,737 and $1,122,191) (net PP&E of $47,697 and $53,728 related to VIEs))	1,067,502	1,017,223
Goodwill	548,849	532,239
Investments	779,534	740,385
Deferred taxes	335,480	454,109
Deferred compensation trusts	372,876	348,487
Other assets ($23,965 and $24,248 related to VIEs)	372,623	370,151
TOTAL ASSETS	$9,221,808	$9,216,417

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($210,369 and $221,601 related to VIEs)	$1,527,821	$1,590,506
Revolving credit facility and other borrowings	36,390	82,243
Advance billings on contracts ($322,656 and $263,393 related to VIEs)	1,083,679	763,774
Accrued salaries, wages and benefits ($30,631 and $35,573 related to VIEs)	642,069	734,649
Other accrued liabilities ($33,706 and $32,015 related to VIEs)	443,312	644,857
Total current liabilities	3,733,271	3,816,029

LONG-TERM DEBT DUE AFTER ONE YEAR	1,560,471	1,517,949
NONCURRENT LIABILITIES	616,931	639,608
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 139,876,865 and 139,258,483 shares in 2017 and 2016, respectively	1,399	1,393
Additional paid-in capital	67,905	38,317
Accumulated other comprehensive loss	(451,261)	(496,669)
Retained earnings	3,559,643	3,582,150
Total shareholders’ equity	3,177,686	3,125,191

Noncontrolling interests	133,449	117,640

Total equity	3,311,135	3,242,831

TOTAL LIABILITIES AND EQUITY	$9,221,808	$9,216,417

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended
	June 30,
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$70,722	$239,065
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	101,921	101,390
Amortization of intangibles	9,520	7,191
(Earnings) loss from equity method investments, net of distributions	1,996	13,951
Gain on sale of property, plant and equipment	(6,985)	(10,182)
Amortization of stock-based awards	22,230	23,912
Deferred compensation trust	(24,390)	28,322
Deferred compensation obligation	19,127	10,416
Deferred taxes	76,866	23,972
Net retirement plan accrual (contributions)	(7,008)	(8,690)
Changes in operating assets and liabilities	166,628	(341,659)
Other items	(2,701)	2,856
Cash provided by operating activities	427,926	90,544

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(171,441)	(216,884)
Proceeds from the sales and maturities of marketable securities	101,026	346,486
Capital expenditures	(141,553)	(107,345)
Proceeds from disposal of property, plant and equipment	27,908	39,047
Investments in partnerships and joint ventures	(191,124)	(400,651)
Acquisitions, net of cash acquired	—	(240,740)
Other items	2,552	7,042
Cash utilized by investing activities	(372,632)	(573,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(9,718)
Dividends paid	(59,281)	(59,333)
Proceeds from issuance of 1.75% Senior Notes	—	552,958
Debt issuance costs	—	(3,513)
Repayment of Stork Notes and other borrowings	—	(332,509)
Borrowings under revolving lines of credit	—	883,750
Repayment of borrowings under revolving lines of credit	(53,455)	(851,594)
Distributions paid to noncontrolling interests	(21,176)	(24,327)
Capital contributions by noncontrolling interests	4,150	8,016
Taxes paid on vested restricted stock	(6,186)	(6,987)
Stock options exercised	8,296	3,144
Other items	4,501	8,554
Cash provided (utilized) by financing activities	(123,151)	168,441

Effect of exchange rate changes on cash	37,220	(8,772)

Decrease in cash and cash equivalents	(30,637)	(322,832)
Cash and cash equivalents at beginning of period	1,850,436	1,949,886
Cash and cash equivalents at end of period	$1,819,799	$1,627,054

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  Principles of Consolidation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2016 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2017 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of June 30, 2017 and December 31, 2016 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

The Condensed Consolidated Financial Statements include the financial statements of Stork Holding B.V. (“Stork”) since March 1, 2016, the date of acquisition. See Note 17 for a discussion of the acquisition.

(2)                  Recent Accounting Pronouncements

New accounting pronouncements implemented by the company during the first half of 2017 are discussed below or in the related notes, where appropriate.

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

In the first quarter of 2017, the company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify various aspects of accounting for share-based payment awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. As a result of the adoption of ASU 2016-09, the excess tax benefits and tax deficiencies associated with option exercises and vested share awards are now recognized as income tax benefit or expense in the Condensed Consolidated Statement of Earnings instead of in additional paid-in capital. Additionally, the excess tax benefits are now presented as an operating activity on the Condensed Consolidated Statement of Cash Flows, rather than as a financing activity. ASU 2016-09 also changed the method the company uses to calculate shares for diluted earnings per share (discussed further in Note 6). The company adopted the provision of ASU 2016-09 on a prospective basis; therefore, these changes were effective beginning in the first quarter of 2017. The adoption of ASU 2016-09 did not have a material impact on the company’s financial position, results of operations or cash flows.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

New accounting pronouncements requiring implementation in future periods are discussed below.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. Management does not expect the adoption of ASU 2017-09 to have a material impact on the company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” For purchased callable debt securities held at a premium, ASU 2017-08 requires entities to amortize the premium to the earliest call date rather than over the contractual life of the instrument. Therefore, entities will no longer recognize a loss in earnings on the unamortized premium upon the issuer’s exercise of a call. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018. Management does not expect the adoption of ASU 2017-08 to have a material impact on the company’s financial position, results of operations or cash flows.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

(3)                  Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$12,013	$(4,616)	$7,397	$(61,923)	$23,407	$(38,516)
Ownership share of equity method investees’
other comprehensive income (loss)	(9,811)	3,302	(6,509)	13,112	(4,728)	8,384
Defined benefit pension and postretirement plan adjustments	2,428	(911)	1,517	1,933	(725)	1,208
Unrealized loss on derivative contracts	(2,739)	941	(1,798)	(4,337)	1,656	(2,681)
Unrealized gain (loss) on available-for-sale securities	(151)	57	(94)	424	(159)	265
Total other comprehensive income (loss)	1,740	(1,227)	513	(50,791)	19,451	(31,340)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(406)	—	(406)	699	—	699
Other comprehensive income (loss) attributable to Fluor Corporation	$2,146	$(1,227)	$919	$(51,490)	$19,451	$(32,039)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The tax effects of the components of OCI for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$60,671	$(22,784)	$37,887	$(26,168)	$9,988	$(16,180)
Ownership share of equity method investees’ other comprehensive income	3,576	(1,652)	1,924	1,020	(654)	366
Defined benefit pension and postretirement plan adjustments	3,056	(1,146)	1,910	(617)	(1,500)	(2,117)
Unrealized gain on derivative contracts	5,697	(2,147)	3,550	1,448	(527)	921
Unrealized gain (loss) on available-for-sale securities	(19)	8	(11)	1,779	(667)	1,112
Total other comprehensive income (loss)	72,981	(27,721)	45,260	(22,538)	6,640	(15,898)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(148)	—	(148)	755	—	755
Other comprehensive income (loss) attributable to Fluor Corporation	$73,129	$(27,721)	$45,408	$(23,293)	$6,640	$(16,653)

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended June 30, 2017 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of March 31, 2017	$(256,169)	$(23,480)	$(167,274)	$(5,075)	$(182)	$(452,180)
Other comprehensive income (loss) before reclassifications	7,807	(6,509)	—	(1,619)	(89)	(410)
Amounts reclassified from AOCI	—	—	1,517	(183)	(5)	1,329
Net other comprehensive income (loss)	7,807	(6,509)	1,517	(1,802)	(94)	919
Balance as of June 30, 2017	$(248,362)	$(29,989)	$(165,757)	$(6,877)	$(276)	$(451,261)

Attributable to Noncontrolling Interests:
Balance as of March 31, 2017	$(404)	$—	$—	$(4)	$—	$(408)
Other comprehensive loss before reclassifications	(410)	—	—	(2)	—	(412)
Amounts reclassified from AOCI	—	—	—	6	—	6
Net other comprehensive income (loss)	(410)	—	—	4	—	(406)
Balance as of June 30, 2017	$(814)	$—	$—	$—	$—	$(814)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The changes in AOCI balances by component (after-tax) for the six months ended June 30, 2017 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2016	$(286,449)	$(31,913)	$(167,667)	$(10,375)	$(265)	$(496,669)
Other comprehensive income (loss) before reclassifications	38,087	1,924	—	3,125	(13)	43,123
Amounts reclassified from AOCI	—	—	1,910	373	2	2,285
Net other comprehensive income (loss)	38,087	1,924	1,910	3,498	(11)	45,408
Balance as of June 30, 2017	$(248,362)	$(29,989)	$(165,757)	$(6,877)	$(276)	$(451,261)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2016	$(614)	$—	$—	$(52)	$—	$(666)
Other comprehensive income (loss) before reclassifications	(200)	—	—	13	—	(187)
Amounts reclassified from AOCI	—	—	—	39	—	39
Net other comprehensive income (loss)	(200)	—	—	52	—	(148)
Balance as of June 30, 2017	$(814)	$—	$—	$—	$—	$(814)

The changes in AOCI balances by component (after-tax) for the three months ended June 30, 2016 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of March 31, 2016	$(200,207)	$(45,967)	$(165,855)	$(5,735)	$375	$(417,389)
Other comprehensive income (loss) before reclassifications	(39,010)	8,384	—	(3,980)	325	(34,281)
Amounts reclassified from AOCI	—	—	1,208	1,094	(60)	2,242
Net other comprehensive income (loss)	(39,010)	8,384	1,208	(2,886)	265	(32,039)
Balance as of June 30, 2016	$(239,217)	$(37,583)	$(164,647)	$(8,621)	$640	$(449,428)

Attributable to Noncontrolling Interests:
Balance as of March 31, 2016	$(140)	$—	$—	$(428)	$—	$(568)
Other comprehensive income before reclassifications	494	—	—	126	—	620
Amounts reclassified from AOCI	—	—	—	79	—	79
Net other comprehensive income	494	—	—	205	—	699
Balance as of June 30, 2016	$354	$—	$—	$(223)	$—	$131

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

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

	Location in	Three Months Ended		Six Months Ended
	Condensed Consolidated	June 30,		June 30,
(in thousands)	Statement of Earnings	2017	2016	2017	2016
Component of AOCI:
Defined benefit pension plan adjustments	Various accounts(1)	$(2,428)	$(1,933)	$(3,056)	$(4,000)
Income tax benefit	Income tax expense (benefit)	911	725	1,146	1,500
Net of tax		$(1,517)	$(1,208)	$(1,910)	$(2,500)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Total cost of revenue	$713	$(1,412)	$200	$(3,884)
Interest rate contracts	Interest expense	(420)	(420)	(839)	(839)
Income tax benefit (expense)	Income tax expense (benefit)	(116)	659	227	1,728
Net of tax		177	(1,173)	(412)	(2,995)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(6)	(79)	(39)	(177)
Net of tax and noncontrolling interests		$183	(1,094)	$(373)	(2,818)

Unrealized gain (loss) on available-for-sale securities	Corporate general and administrative expense	$9	$95	$(3)	$36
Income tax benefit (expense)	Income tax expense (benefit)	(4)	(35)	1	(13)
Net of tax		$5	60	$(2)	$23

(1)            Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(4)                     Income Taxes

The effective tax rates for the three and six months ended June 30, 2017 were 72.3 percent and (1.8) percent, respectively, compared to 33.8 percent and 35.5 percent for the corresponding periods of 2016. The effective tax rates for the three and six months ended June 30, 2017, which represented tax benefits in both periods, benefitted from the favorable impact of a worthless stock deduction for an insolvent foreign subsidiary.  The effective tax rates for the three and six months ended June 30, 2016 were unfavorably impacted by foreign losses without benefit. All periods benefited from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. The items above that benefitted the current year periods had a greater percentage impact on the effective tax rates due to the lower level of operating results for the three and six month periods of 2017.

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

(5)                  Cash Paid for Interest and Taxes

Cash paid for interest was $36 million and $38 million for the six months ended June 30, 2017 and 2016, respectively. Income tax payments, net of refunds, were $159 million and $77 million during the six-month periods ended June 30, 2017 and 2016, respectively.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The calculations of the basic and diluted EPS for the three and six months ended June 30, 2017 and 2016 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016

Net earnings (loss) attributable to Fluor Corporation	$(24,025)	$101,813	$36,586	$206,136

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	139,818	139,226	139,631	139,088

Basic earnings (loss) per share	$(0.17)	$0.73	$0.26	$1.48

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	139,818	139,226	139,631	139,088

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units (1)	—	1,575	1,225	1,745
Weighted average diluted shares outstanding	139,818	140,801	140,856	140,833

Diluted earnings (loss) per share	$(0.17)	$0.72	$0.26	$1.46

Anti-dilutive securities not included above	5,028	4,107	4,436	3,917

(1)         Employee stock options, restricted stock units and shares, and Value Driver Incentive units of 936,000 were excluded from weighted average diluted shares outstanding for the three months ended June 30, 2017 as the shares would have an anti-dilutive effect on the net loss.

During the six months ended June 30, 2016, the company repurchased and cancelled 202,650 shares of its common stock under its stock repurchase program for approximately $10 million. No shares were repurchased during the three and six months ended June 30, 2017, and three months ended June 30, 2016.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$689	$689	$—	$—	$21,035	$21,035	$—	$—
Marketable securities, current(2)	88,806	—	88,806	—	54,840	—	54,840	—
Deferred compensation trusts(3)	37,717	37,717	—	—	37,510	37,510	—	—
Marketable securities, noncurrent(4)	131,126	—	131,126	—	143,553	—	143,553	—
Derivative assets(5)
Commodity contracts	120	—	120	—	83	—	83	—
Foreign currency contracts	29,433	—	29,433	—	34,776	—	34,776	—

Liabilities:
Derivative liabilities(5)
Commodity contracts	$—	$—	$—	$—	$129	$—	$129	$—
Foreign currency contracts	32,241	—	32,241	—	43,574	—	43,574	—

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

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of June 30, 2017: money market funds of $1 million, U.S. agency securities of $12 million, U.S. Treasury securities of $80 million, corporate debt securities of $123 million and commercial paper of $5 million. As of December 31, 2016, available-for-sale securities consisted of money market funds of $21 million, U.S. agency securities of $11 million, U.S. Treasury securities of $87 million and corporate debt securities of $100 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During the three and six months ended June 30, 2017, proceeds from sales and maturities of available-for-sale securities were $19 million and $44 million, respectively, compared to $92 million and $214 million for the corresponding periods of 2016.

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

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		June 30, 2017		December 31, 2016
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,098,594	$1,098,594	$1,133,295	$1,133,295
Cash equivalents(2)	Level 2	720,516	720,516	696,106	696,106
Marketable securities, current(3)	Level 2	105,121	105,121	56,197	56,197
Notes receivable, including noncurrent portion(4)	Level 3	22,309	22,309	29,458	29,458
Liabilities:
1.750% Senior Notes(5)	Level 2	$567,033	$591,604	$523,629	$551,582
3.375% Senior Notes(5)	Level 2	496,435	518,935	496,011	512,510
3.5% Senior Notes(5)	Level 2	492,840	519,620	492,360	508,230
Revolving Credit Facility(6)	Level 2	—	—	52,735	52,735
Other borrowings, including noncurrent portion(7)	Level 2	40,553	40,553	35,457	35,457

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

(6)     Amounts represent borrowings under the company’s €125 million Revolving Credit Facility which expired in April 2017, as discussed in Note 10. The carrying amount of the borrowings under this revolving credit facility approximated fair value because of the short-term maturity.

(7)     Other borrowings primarily represent bank loans and other financing arrangements assumed in the acquisition of Stork. See Note 17 for a further discussion of the acquisition. The majority of these borrowings mature within one year. The carrying amounts of the borrowings under these arrangements approximate fair value because of the short-term maturity.

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

As of June 30, 2017, the company had total gross notional amounts of approximately $952 million of foreign currency contracts (primarily related to the British Pound, Kuwaiti Dinar, Indian Rupee, Philippine Peso and South Korean Won) and $0.4 million of commodity contracts outstanding related to hedging of engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. The foreign currency contracts are of varying duration, none of which extend beyond December 2019. The commodity contracts are of varying duration, none of which extend beyond December 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the three and six months ended June 30, 2017 and 2016.

The fair values of derivatives designated as hedging instruments under ASC 815 as of June 30, 2017 and December 31, 2016 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
(in thousands)	Location	2017	2016	Location	2017	2016
Commodity contracts	Other current assets	$120	$83	Other accrued liabilities	$—	$129
Foreign currency contracts	Other current assets	15,524	13,231	Other accrued liabilities	13,577	16,543
Foreign currency contracts	Other assets	13,909	21,545	Noncurrent liabilities	18,664	27,031
Total		$29,553	$34,859		$32,241	$43,703

The pre-tax net gains (losses) recognized in earnings associated with the hedging instruments designated as fair value hedges for the three and six months ended June 30, 2017 and 2016 were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2017	2016	2017	2016

Foreign currency contracts	Corporate general and administrative expense	$1,158	$(1,521)	$4,105	$(1,326)

The pre-tax amount of gain (loss) recognized in earnings associated with the hedging instruments designated as fair value hedges noted in the table above offset the amount of gain (loss) recognized in earnings on the hedged items in the same locations in the Condensed Consolidated Statement of Earnings.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The after-tax amount of gain (loss) recognized in OCI associated with the derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cash Flow Hedges (in thousands)	2017	2016	2017	2016
Commodity contracts	$(11)	$298	$(8)	$300
Foreign currency contracts	(1,608)	(4,278)	3,133	(2,484)
Total	$(1,619)	$(3,980)	$3,125	$(2,184)

The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges was as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2017	2016	2017	2016
Commodity contracts	Total cost of revenue	$(2)	$(57)	$(36)	$(177)
Foreign currency contracts	Total cost of revenue	447	(775)	187	(2,117)
Interest rate contracts	Interest expense	(262)	(262)	(524)	(524)
Total		$183	$(1,094)	$(373)	$(2,818)

As of June 30, 2016, the company also had total gross notional amounts of $8 million of foreign currency contracts and $2 million of commodity contracts outstanding that were not designated as hedging instruments. These contracts primarily related to engineering and construction and operations and maintenance contract obligations denominated in nonfunctional currencies. Recognized gains of approximately $3 million and $0.3 million associated with these contracts were included in Cost of Revenues for the three and six months ended June 30, 2016, respectively. There were no similar contracts of significance as of June 30, 2017.

(9)                   Retirement Benefits

Net periodic pension expense for the company’s defined benefit pension plans included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Service cost	$4,519	$5,014	$8,913	$9,746
Interest cost	5,457	6,899	10,750	13,520
Expected return on assets	(9,893)	(10,258)	(19,484)	(20,309)
Amortization of prior service cost	(203)	(198)	(398)	(407)
Recognized net actuarial loss	2,977	2,130	3,808	4,406
Net periodic pension expense	$2,857	$3,587	$3,589	$6,956

The company currently expects to contribute up to $20 million into its defined benefit pension plans during 2017, which is expected to be in excess of the minimum funding required. During the six months ended June 30, 2017, contributions of approximately $11 million were made by the company.

(10)            Financing Arrangements

As of June 30, 2017, the company had a combination of committed and uncommitted lines of credit that may be used for revolving loans and letters of credit. As of June 30, 2017, letters of credit and borrowings totaling $1.8 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Other borrowings of $41 million as of June 30, 2017 and $35 million as of December 31, 2016 primarily represent bank loans and other financing arrangements assumed in the acquisition of Stork, exclusive of the Stork Notes.

As of June 30, 2017, the company was in compliance with all of the financial covenants related to its debt agreements.

(11)           Stock-Based Plans

The company’s executive and director stock-based compensation plans are described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016. In the first half of 2017 and 2016, restricted stock units totaling 402,783 and 553,415, respectively, were granted to executives and directors, at weighted-average grant date fair values of $52.57 per share and $43.77 per share, respectively. Restricted stock units granted to executives in 2017 and 2016 generally vest ratably over three years. Restricted stock units granted to directors in 2017 and 2016 generally vest on the first anniversary of the grant. For directors and certain executives, restricted stock units are subject to a post-vest holding period of three years. The fair value of restricted stock units represents the closing price of the company’s common stock on the date of grant discounted for the post-vest holding period, when applicable.

During the first half of 2017 and 2016, stock options for the purchase of 1,103,817 shares at a weighted-average exercise price of $55.35 per share and 662,001 shares at a weighted-average exercise price of $46.07 per share, respectively, were awarded to executives. The exercise price of options represents the closing price of the company’s common stock on the date of grant. The options granted in 2017 and 2016 vest ratably over three years and expire ten years after the grant date.

In the first half of 2017 and 2016, performance-based Value Driver Incentive (“VDI”) units totaling 249,204 and 296,052, respectively, were awarded to executives. These awards vest after a period of approximately three years and contain annual performance conditions for each of the three years of the vesting period. The performance targets for each year are generally established in the first quarter of that year. Under ASC 718, performance-based awards are not deemed granted for accounting purposes until the performance targets have been established. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the three year vesting period. During the first half of 2017, units totaling 83,068 and 92,094 under the 2017 and 2016 VDI plans, respectively, were granted at weighted-average grant date fair values of $53.35 per share and $51.62 per share, respectively. The grant date fair value is determined by adjusting the closing price of the company’s common stock on the date of grant for the post-vest holding period discount and for the effect of the market condition, when applicable. For awards granted under the 2017 VDI plan, the number of units will be adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the VDI award agreement. For awards granted under the 2016 VDI plan, the number of units is adjusted at the end of each performance period based only on the achievement of certain performance targets as defined in the VDI award agreement. Units granted under the 2017 and 2016 VDI plans can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and six months ended June 30, 2017, net earnings attributable to noncontrolling interests were $17 million and $34 million, respectively. For the three and six months ended June 30, 2016, net earnings attributable to noncontrolling interests were $18 million and $33 million, respectively. Income taxes associated with

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

earnings attributable to noncontrolling interests were immaterial in both periods presented. Distributions paid to noncontrolling interests were $21 million and $24 million for the six months ended June 30, 2017 and 2016, respectively. Capital contributions by noncontrolling interests were $4 million and $8 million for the six months ended June 30, 2017 and 2016, respectively.

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

Other Matters

The company has made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under claims accounting (ASC 605-35-25), these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Similarly, the company recognizes disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. The company periodically evaluates its positions and the amounts recognized with respect to all its claims and back charges. As of June 30, 2017 and December 31, 2016, the company had recorded $75 million and $61 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract work in progress. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $41 million as of both June 30, 2017 and December 31, 2016. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 605-35-25.

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

(14)           Guarantees

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $14 billion as of June 30, 2017. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of June 30, 2017 and December 31, 2016 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

(15)           Partnerships and Joint Ventures

In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” on the Condensed Consolidated Balance Sheet were $114 million and $392 million as of June 30, 2017 and December 31, 2016, respectively. The decrease in this receivable balance in 2017 resulted primarily from one Energy, Chemicals & Mining joint venture project in the United States. Notes receivable from unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” and “Other assets” on the Condensed Consolidated Balance Sheet were $16 million and $19 million as of June 30, 2017 and December 31, 2016, respectively.

For unconsolidated partnerships and joint ventures in the construction industry, the company generally recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting on the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company’s investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $636 million and $454 million as of June 30, 2017 and December 31, 2016, respectively, and were classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet.

In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. The company made an additional investment of $62 million in the third quarter of 2016 and has a future funding commitment of $78 million.

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

The net carrying value of the unconsolidated VIEs classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet was a net asset of $172 million as of June 30, 2017 and a net liability of $9 million as of December 31, 2016. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of June 30, 2017 for the unconsolidated VIEs were $43 million.

In some cases, the company is required to consolidate certain VIEs. As of June 30, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.0 billion and $603 million, respectively. As of December 31, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $959 million and $566 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

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

Operating information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
External Revenue (in millions)	2017	2016	2017	2016
Energy, Chemicals & Mining	$2,304.0	$2,476.4	$4,606.2	$4,919.9
Industrial, Infrastructure & Power	1,026.5	1,010.0	2,225.8	1,843.3
Government	744.2	657.9	1,509.4	1,343.9
Diversified Services	641.4	711.8	1,210.6	1,172.9
Total external revenue	$4,716.1	$4,856.1	$9,552.0	$9,280.0

Intercompany revenue for the Diversified Services segment, excluded from the amounts shown above, was $155 million and $301 million for the three and six months ended June 30, 2017, respectively, and $123 million and $240 million for the three and six months ended June 30, 2016, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment Profit (Loss) (in millions)	2017	2016	2017	2016
Energy, Chemicals & Mining	$126.6	$125.5	$214.9	$307.5
Industrial, Infrastructure & Power	(168.0)	51.4	(174.7)	63.3
Government	19.7	22.0	48.7	39.1
Diversified Services	36.3	31.1	59.0	61.2
Total segment profit	$14.6	$230.0	$147.9	$471.1

Segment profit in the Industrial, Infrastructure & Power segment for the three and six months ended June 30, 2017 was adversely affected by pre-tax charges totaling $194 million (or $0.89 per diluted share) and $219 million (or $0.99 per diluted share), respectively, resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects in the southeastern United States.

Segment profit in the Industrial, Infrastructure & Power segment for the three and six months ended June 30, 2017 and 2016 included the operations of NuScale, which are primarily research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment profit were $17 million and $33 million for the three and six months ended June 30, 2017, respectively, and $22 million and $48 million for the three and six months ended June 30, 2016, respectively. NuScale expenses were net of qualified reimbursable expenses of $10 million and $20 million for the three and six month periods of 2017, respectively, and $17 million and $31 million for the three and six months periods of 2016, respectively. A discussion of the cooperative agreement between NuScale and the U.S. Department of Energy is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016.

A reconciliation of total segment profit to earnings (loss) before taxes is as follows:

	Three Months Ended		Six Months Ended
Reconciliation of Total Segment Profit to Earnings	June 30,		June 30,
(Loss) Before Taxes (in millions)	2017	2016	2017	2016
Total segment profit	$14.6	$230.0	$147.9	$471.1
Corporate general and administrative expense	(47.3)	(52.6)	(92.4)	(107.7)
Interest income (expense), net	(8.6)	(14.2)	(20.1)	(25.7)
Earnings attributable to noncontrolling interests	17.4	18.2	34.1	32.9
Earnings (loss) before taxes	$(23.9)	$181.4	$69.5	$370.6

Total assets by segment are as follows:

	June 30,	December 31,
Total Assets by Segment (in millions)	2017	2016
Energy, Chemicals & Mining	$1,995.2	$2,348.0
Industrial, Infrastructure & Power	808.9	750.1
Government	461.3	493.7
Diversified Services	2,080.5	1,952.7

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The decrease in total assets in the Energy, Chemicals & Mining segment resulted from decreased working capital in support of project execution activities. The increase in total assets in the Industrial, Infrastructure & Power and Diversified Services segments resulted from increased working capital in support of project execution activities.

Total assets in the Industrial, Infrastructure & Power segment as of June 30, 2017 included accounts receivable and contract work in progress related to two subcontracts with Westinghouse Electric Company LLC (“Westinghouse”) to manage the construction workforce at nuclear power plant projects in Georgia (Plant Vogtle) and South Carolina (V.C. Summer). On March 29, 2017 (“the bankruptcy petition date”), Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York.

The company has filed mechanic’s liens in Georgia and South Carolina against the property of the owners of the projects for amounts due for pre-petition services rendered to Westinghouse.

On July 31, 2017, the V.C. Summer project was cancelled by the owner of the project and the company is demobilizing from the site. The company continues to provide services to the Plant Vogtle project site at the request of the owner of the project. Based on agreements with the owners of both projects, the company has been compensated by the owners for certain pre-petition services rendered to Westinghouse, and continues to be compensated for post-petition services. In addition to amounts due for post-petition services, total assets as of June 30, 2017 included amounts due of $59 million and $14 million for services provided to V.C. Summer and Plant Vogtle, respectively, prior to the date of the bankruptcy petition. Based on the company’s evaluation of available information, the company expects the amounts outstanding for pre-petition services to be recoverable.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Since the acquisition date, revenue and earnings from Stork of $391 million and $4 million for the three months ended June 30, 2016, respectively, and $512 million and $7 million for the six months ended June 30, 2016, respectively, were included in the Condensed Consolidated Statement of Earnings. Integration costs of $5 million and $11 million for the three and six months ended June 30, 2016, respectively, and transaction costs of $1 million and $11 million for the three and six months ended June 30, 2016, respectively, were included in corporate general and administrative expense.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following pro forma financial information reflects the company’s consolidated operating results as if the Stork acquisition had occurred on January 1, 2015 and includes adjustments for debt refinancing and transaction costs.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2016	2016
Pro forma revenue	$4,861,781	$9,518,718
Pro forma net earnings attributable to Fluor Corporation	105,342	210,880

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

RESULTS OF OPERATIONS

Summary

Consolidated revenue of $4.7 billion for the three months ended June 30, 2017 decreased 3 percent compared to $4.9 billion for the three months ended June 30, 2016. During the three month period, revenue declines in the Energy, Chemicals & Mining and Diversified Services segments were partially offset by revenue increases in the Government segment. Consolidated revenue of $9.6 billion for the six months ended June 30, 2017 increased 3 percent compared to $9.3 billion for the six months ended June 30, 2016. During the six month period, revenue growth in the Industrial, Infrastructure & Power and Government segments were partially offset by revenue declines in the Energy, Chemicals & Mining segment. The revenue growth during the six month period resulted primarily from increased project execution activities for several life sciences and advanced manufacturing projects, two nuclear power plant projects for Westinghouse Electric Company LLC (“Westinghouse”) and an environmental cleanup project for the U.S. government. Revenue in the Energy, Chemicals & Mining segment decreased in both of the current year periods primarily due to reduced volume of project execution activities for certain chemicals projects nearing completion and delays in the startup of awarded projects at the company’s joint venture in Mexico.

The net loss attributable to Fluor Corporation was $24 million for the three months ended June 30, 2017 compared to net earnings attributable to Fluor Corporation of $102 million for the prior year period. Net earnings attributable to Fluor Corporation were $37 million for the six months ended June 30, 2017 compared to $206 million corresponding period of 2016. Earnings for the three and six months ended June 30, 2017 were adversely affected by charges totaling $194 million and $219 million, respectively, resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects in the southeastern United States. The six month period of 2017 also reflects lower earnings contributions from the Energy, Chemicals & Mining segment.

The effective tax rates for the three and six months ended June 30, 2017 were 72.3 percent and (1.8) percent, respectively, compared to 33.8 percent and 35.5 percent for the corresponding periods of 2016. The effective tax rates for the three and six months ended June 30, 2017, which represented tax benefits in both periods, benefitted from the favorable impact of a worthless stock deduction for an insolvent foreign subsidiary.  The effective tax rates for the three and six months ended June 30, 2016 were unfavorably impacted by foreign losses without benefit. All periods benefited from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.  The items above that benefitted the current year periods had a greater percentage impact on the effective tax rates due to the lower level of operating results for the three and six month periods of 2017.

Diluted loss per share was $0.17 for the three months ended June 30, 2017 and diluted earnings per share was $0.26 for the six months ended June 30, 2017, compared to diluted earnings per share of $0.72 and $1.46 for the corresponding periods of 2016. Earnings per share for the three and six months ended June 30, 2017 were adversely affected by charges totaling $0.89 per diluted share and $0.99 per diluted share, respectively, resulting from forecast revisions for estimated cost growth at the three fixed-price, gas-fired power plant projects mentioned above.

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

The company’s margins, in some cases, may be favorably or unfavorably impacted by a change in the mix of work performed or a change in the amount of materials and customer-furnished materials, which are accounted for as pass-through costs. Segment profit margins are generally higher during the earlier stages of the project life cycle as project execution activities are more heavily weighted to higher margin engineering activities rather than lower margin construction activities, particularly when there is a significant amount of materials, including customer-furnished materials, recognized during construction. For example, in the first half of 2017, margins in the company’s Energy, Chemicals & Mining segment were adversely affected by a shift in the mix of work from higher margin engineering activities to lower margin construction activities.

The Energy, Chemicals & Mining segment remains well positioned for new project activity; however, depressed commodity prices continue to affect the timing of new awards and the pace of execution on certain existing projects.

Consolidated new awards were $3.2 billion and $5.5 billion for the three and six months ended June 30, 2017, respectively, compared to new awards of $6.4 billion and $11.1 billion for the three and six months ended June 30, 2016. All business segments contributed to the new award activity in 2017. New awards in the first half of 2017 included infrastructure projects in Texas and in the Netherlands, a contract extension for the LOGCAP IV program and an incremental award for a large energy and chemicals project. Approximately 56 percent of consolidated new awards for the six months ended June 30, 2017 were for projects located outside of the United States compared to 28 percent for the first half of 2016.

Consolidated backlog as of June 30, 2017 was $37.6 billion compared to $47.3 billion as of June 30, 2016. The decrease in backlog primarily resulted from an adjustment for a liquefied natural gas project in Canada that was suspended in the third quarter of 2016, an adjustment for the July cancellation of a nuclear power plant project for Westinghouse in South Carolina (V.C. Summer), and an adjustment made in the first quarter of 2017 to limit the contractual term of the Magnox nuclear decommissioning project in the United Kingdom (“Magnox RSRL Project”) to a five year term, as well as new award activity being outpaced by work performed. As of June 30, 2017, approximately 52 percent of consolidated backlog related to projects outside of the United States compared to 55 percent as of June 30, 2016. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

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

In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. The company made an additional investment of $62 million in the third quarter of 2016 and has a future funding commitment of $78 million.

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

Energy, Chemicals & Mining

Revenue and segment profit for the Energy, Chemicals & Mining segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Revenue	$2,304.0	$2,476.4	$4,606.2	$4,919.9
Segment profit	126.6	125.5	214.9	307.5

Revenue for the three and six months ended June 30, 2017 decreased by 7 percent and 6 percent, respectively, compared to the corresponding periods in 2016, primarily due to reduced volume of project execution activities for certain chemicals projects nearing completion, and delays in the startup of awarded projects at the company’s joint venture in Mexico. This revenue decline in both periods was partially offset by an increase in project execution activities for certain downstream and mining and metals projects in the early stages of project execution.

Segment profit for the three months ended June 30, 2017 remained relatively flat while segment profit for the six month period ended June 30, 2017 decreased by 30 percent. Segment profit for the three months ended June 30, 2017 benefited from increased project execution activities and cost improvements for a large, international project, which was significantly offset by a continued shift from higher margin engineering activities to lower margin construction activities. The decrease in segment profit for the six months ended June 30, 2017 was primarily driven by reduced volume of project execution activities for certain chemicals projects nearing completion and a shift in the mix of work from higher margin engineering activities to lower margin construction activities. Segment profit margin for the three and six months ended June 30, 2017 was 5.5 percent and 4.7 percent, respectively, compared to 5.1 percent and 6.3 percent for the corresponding periods in 2016. The change in segment profit margin was primarily attributable to the same factors that affected the decline in segment profit.

New awards for the three and six months ended June 30, 2017 were $860 million and $1.7 billion, compared to $1.2 billion and $1.8 billion for the corresponding periods of 2016. Backlog of $19.2 billion as of June 30, 2017 decreased from $25.1 billion as of June 30, 2016. The reduction in backlog resulted primarily from an adjustment for a liquefied natural gas project in Canada that was suspended in the third quarter of 2016, as well as new award activity being outpaced by work performed. The decline in oil prices since the latter part of 2014 has continued to impact client investment decisions resulting in delays in project start up and new awards. Although mining and metals customers have been deferring their major capital investment decisions for the past several years, the company is beginning to see a renewed interest for projects in the bauxite, copper and gold markets.

Total assets in the segment were $2.0 billion as of June 30, 2017 compared to $2.3 billion as of December 31, 2016. The decrease in total assets primarily resulted from a decrease in working capital in support of project execution activities.

Industrial, Infrastructure & Power

Revenue and segment profit (loss) for the Industrial, Infrastructure & Power segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Revenue	$1,026.5	$1,010.0	$2,225.8	$1,843.3
Segment profit (loss)	(168.0)	51.4	(174.7)	63.3

Revenue for the three and six months ended June 30, 2017 increased by 2 percent and 21 percent, respectively, compared to the three and six months ended June 30, 2016. Revenue growth for both periods, which primarily resulted from increased project execution activities for several life sciences and advanced manufacturing projects and two nuclear projects for Westinghouse, was adversely affected by forecast revisions for three fixed-price, gas-fired power plant projects in the southeastern United States.

Segment profit and segment profit margin for the three and six months ended June 30, 2017 were adversely affected by charges totaling $194 million and $219 million, respectively, resulting from forecast revisions for estimated cost growth at the three fixed-price, gas-fired power plant projects mentioned above.

The Industrial, Infrastructure & Power segment includes the operations of NuScale, which are primarily research and development activities. NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit were $17 million and $33 million for the three and six months ended June 30, 2017 compared to $22 million and $48 million for the three and six months ended June 30, 2016.

New awards for the three and six months ended June 30, 2017 were $672 million and $1.4 billion, compared to $3.4 billion and $4.8 billion for the corresponding periods of 2016. New awards in the current quarter included the Southern Gateway project in Texas. Backlog decreased to $11.4 billion as of June 30, 2017 compared to $12.7 billion as of June 30, 2016 primarily due to an adjustment for the July cancellation of a nuclear power plant project for Westinghouse in South Carolina (V.C. Summer) which was partially offset by new awards for infrastructure and life sciences and advanced manufacturing projects during the second half of 2016.

Total backlog in the Industrial, Infrastructure & Power segment as of June 30, 2017 included $3.0 billion related to a subcontract with Westinghouse to manage the construction workforce at a nuclear power plant project in Georgia (Plant Vogtle). On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. The company continues to provide services to the project site at the request of the owner of the project and continues to be compensated by the owner for ongoing work at the project. Backlog associated with Plant Vogtle as of June 30, 2017 has not been adjusted to reflect any revisions to project scope or cost as discussions with the owner of the project are still underway as they continue with their review to determine whether they proceed and at what scope.

Total assets in the Industrial, Infrastructure & Power segment were $809 million as of June 30, 2017 compared to $750 million as of December 31, 2016. The increase in total assets in the Industrial, Infrastructure & Power segment resulted from increased working capital assets in support of project execution activities. In addition to amounts due for post-petition services, total assets as of June 30, 2017 included amounts due of $59 million and $14 million for services provided to V.C. Summer and Plant Vogtle, respectively, prior to the date of the bankruptcy petition. See Note 16 to the Condensed Consolidated Financial Statements.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Revenue	$744.2	$657.9	$1,509.4	$1,343.9
Segment profit	19.7	22.0	48.7	39.1

Revenue for the three and six months ended June 30, 2017 increased 13 percent and 12 percent, respectively, compared to the same periods in 2016. The revenue growth in both periods was primarily due to increases in project execution activities for the Idaho Cleanup Project Core Contract (“Idaho Core Project”) and construction services projects. The revenue increase for the six months ended June 30, 2017 was partially offset by lower revenue from the Magnox RSRL Project.

Segment profit for the three months ended June 30, 2017 decreased 10 percent when compared to the same period in 2016, primarily due to reduced contributions from the LOGCAP IV program and certain construction services projects. Segment profit for the six months ended June 30, 2017 increased 25 percent, primarily due to increased contributions from project execution activities for the Idaho Core Project and the Portsmouth Gaseous Diffusion Plant Project, as well as the favorable resolution of close-out activities on a completed project in the first quarter of 2017. The increase in segment profit during the six month period was partially offset by reduced profit contributions from certain construction services projects. Segment profit margins for the three and six months ended June 30, 2017 were 2.7 percent and 3.2 percent, respectively, compared to 3.3 percent and 2.9 percent for the same periods in the prior year. The changes in segment profit margins were driven by the same factors that drove the changes to segment profit.

New awards for the three and six months ended June 30, 2017 were $1.1 billion and $1.3 billion compared to $1.2 billion and $3.5 billion for the same periods in the prior year. New awards for the current quarter included contract extensions for the LOGCAP IV program and the Strategic Petroleum Reserve project. Backlog as of June 30, 2017 decreased to $4.1 billion compared to $5.8 billion as of June 30, 2016 primarily due to a customer decision to limit the contractual term of the Magnox RSRL Project to a five year term ending in August 2019. Total backlog included $1.3 billion and $3.2 billion of unfunded government contracts as of June 30, 2017 and 2016, respectively.

Total assets in the Government segment were $461 million as of June 30, 2017 compared to $494 million as of December 31, 2016.

Diversified Services

Revenue and segment profit for the Diversified Services segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Revenue	$641.4	$711.8	$1,210.6	$1,172.9
Segment profit	36.3	31.1	59.0	61.2

Revenue for the three months ended June 30, 2017 decreased by 10 percent compared to the same period in 2016, primarily due to the completion of certain large Stork projects in Australia and delays in the seasonal upturn in European markets. These revenue declines were partially offset by revenue growth in the equipment business, which experienced higher volume in North America. Revenue for the six months ended June 30, 2017 increased by 3 percent compared to the same period in 2016, primarily due to the inclusion of six months of revenue associated with the acquisition of the Stork business in 2017 compared to four months during the prior year period. The increase in revenue from Stork was partially offset by a lower level of project execution activities in both the continuous site presence and power services businesses.

Segment profit for the three months ended June 30, 2017 increased by 17 percent compared to the same period in 2016, primarily due to increased contributions from the equipment business. Segment profit for the six months ended June 30, 2017 declined by 4 percent compared to the corresponding period in 2016. Lower profit contributions from the Stork business were largely offset by increased contributions from the equipment business. Lower segment profit for the six month period is reflective of the seasonal nature of the Stork business, with lower results typically occurring in the first quarter of the year. Segment profit margin for the three and six months ended June 30, 2017 was 5.7 percent and 4.9 percent, respectively, compared to 4.4 percent and 5.2 percent for the same periods of 2016. The change in segment profit margin during both periods was primarily attributable to the same factors affecting segment profit.

New awards in the Diversified Services segment for the three and six months ended June 30, 2017 were $554 million and $1.1 billion, respectively, compared to $664 million and $1.1 billion for the corresponding periods of 2016. Backlog of $2.9 billion as of June 30, 2017 decreased from $3.7 billion as of June 30, 2016. The reduction in backlog resulted from new award activity in the Stork and power services businesses being outpaced by work performed.

Total assets in the Diversified Services segment were $2.1 billion as of June 30, 2017 compared to $2.0 billion as of December 31, 2016.

Other

Corporate general and administrative expense for the three and six months ended June 30, 2017 was $47 million and $92 million compared to $53 million and $108 million for the three and six months ended June 30, 2016. The decreases in corporate general and administrative expense for both the three and six month periods were primarily attributable to transaction costs and integration activities associated with the Stork acquisition incurred in 2016, as well as a decrease in compensation expense in the 2017 periods. These decreases were partially offset by foreign currency exchange losses in the current year periods. Net interest expense was $9 million and $20 million for the three and six months ended June 30, 2017 compared to $14 million and $26 million during the corresponding periods of 2016. Income tax expense for the three and six months ended June 30, 2017 and 2016 is discussed above under “— Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has committed and uncommitted lines of credit, which may be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of June 30, 2017, the company was in compliance with all the financial covenants related to its debt agreements.

Cash Flows

Cash and cash equivalents were $1.8 billion as of June 30, 2017 compared to $1.9 billion as of December 31, 2016. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.1 billion as of both June 30, 2017 and December 31, 2016. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.2 billion and $1.0 billion as of June 30, 2017 and December 31, 2016, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.

In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated VIEs (joint ventures and partnerships). These amounts (which totaled $523 million and $440 million as of June 30, 2017 and December 31, 2016, respectively, as reflected on the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $1.1 billion and $764 million as of June 30, 2017 and December 31, 2016, respectively, as reflected on the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of June 30, 2017 and December 31, 2016 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

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

During the first half of 2017, working capital decreased primarily due to accrued charges on the power projects discussed above under “— Results of Operations” as well as decreases in accounts receivable and contract work in progress and an increase in advance billings, partially offset by an increase in prepaid income taxes. Specific factors related to these drivers include:

•                  A decrease in accounts receivable, primarily related to collections from an Energy, Chemicals & Mining joint venture project in the United States.

•                  A decrease in contract work in progress in the Energy, Chemicals & Mining segment, which resulted primarily from normal project execution activities.

•                  An increase in advance billings in the Energy, Chemicals & Mining segment, which resulted primarily from normal project execution activities.

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

Cash provided by operating activities was $428 million for the six months ended June 30, 2017 compared to $91 million for the corresponding period of the prior year. The increase in cash provided by operating activities resulted primarily from favorable changes in working capital partially offset by a lower level of net earnings in the current year.

The company contributed $11 million into its defined benefit pension plans during both the six months ended June 30, 2017 and 2016. The company currently expects to contribute up to $20 million during 2017, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash utilized by investing activities amounted to $373 million and $573 million for the six months ended June 30, 2017 and 2016, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; investments in partnerships and joint ventures; and business acquisitions.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the six months ended June 30, 2017, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $70 million. During the six months ended June 30, 2016, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $130 million. The company held combined current and noncurrent marketable securities of $325 million and $255 million as of June 30, 2017 and December 31, 2016, respectively.

Capital expenditures of $142 million and $107 million for the six months ended June 30, 2017 and 2016, respectively, primarily related to construction equipment associated with equipment operations in the Diversified Services segment, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $28 million and $39 million during the first half of 2017 and 2016, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Diversified Services segment.

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

Investments in unconsolidated partnerships and joint ventures were $191 million and $401 million during the six months ended June 30, 2017 and 2016, respectively. Investments during the six months ended June 30, 2017 included capital contributions to an Energy, Chemicals & Mining joint venture in the United States. Investments during the six months ended June 30, 2016 included an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. The company made an additional investment of $62 million in the third quarter of 2016 and has a future funding commitment of $78 million.

Financing Activities

Cash utilized by financing activities of $123 million during the six months ended June 30, 2017 and cash provided by financing activities of $168 million during the six months ended June 30, 2016 included company stock repurchases, company dividend payments to stockholders, proceeds from the issuance of senior notes, repayments of debt, borrowings and repayments under revolving lines of credit, and distributions paid to holders of noncontrolling interests.

Cash utilized by financing activities during the six months ended June 30, 2016 included the repurchase and cancellation of 202,650 shares of the company’s common stock for approximately $10 million under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2016 were paid in the first quarter of 2017. Quarterly cash dividends of $0.21 per share were declared in the second quarter of 2017 and 2016. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

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

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $21 million and $24 million during the six months ended June 30, 2017 and 2016, respectively. Distributions in 2017 and 2016 primarily related to two transportation joint venture projects in the United States.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the six months ended June 30, 2017, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $61 million of which $37 million, related to cash held by foreign subsidiaries. During the six months ended June 30, 2016, some major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $26 million, of which $9 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of June 30, 2017, the company had a combination of committed and uncommitted lines of credit that may be used for revolving loans and letters of credit. As of June 30, 2017, letters of credit and borrowings totaling $1.8 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

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

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $14 billion as of June 30, 2017. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of June 30, 2017 and December 31, 2016 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first half of 2017. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2016 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	June 30,
(in millions)	2017	2016
Backlog — beginning of period	$41,607.1	$45,989.5
New awards	3,194.8	6,431.8
Adjustments and cancellations, net(1)	(2,621.6)	(341.9)
Work performed	(4,609.8)	(4,757.7)
Backlog — end of period	$37,570.5	$47,321.7

	Six Months Ended
	June 30,
(in millions)	2017	2016
Backlog — beginning of period	$45,011.9	$44,726.1
New awards	5,508.1	11,113.2
Acquisition of Stork	—	1,533.7
Adjustments and cancellations, net(1)	(3,606.2)	(982.2)
Work performed	(9,343.3)	(9,069.1)
Backlog — end of period	$37,570.5	$47,321.7

(1)         Adjustments and cancellations, net during the three months ended June 30, 2017 resulted primarily from the July cancellation of a nuclear power plant project for Westinghouse in South Carolina (V.C. Summer). Adjustments and cancellations, net in the first half of 2017 also included an adjustment to limit the contractual term of the Magnox RSRL Project to a five year term ending in August 2019, as well as exchange rate fluctuations. Adjustments and cancellations, net in the three and six months ended June 30, 2016 resulted primarily from project scope reductions, as well as exchange rate fluctuations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                         The following table provides information about purchases by the company during the quarter ended June 30, 2017 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (1)

April 1, 2017 – April 30, 2017	—	$—	—	11,610,219

May 1, 2017 – May 31, 2017	—	—	—	11,610,219

June 1, 2017 – June 30, 2017	—	—	—	11,610,219

Total	—	$—	—

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

Item 5.  Other Information

The Board of Directors of Fluor previously approved, subject to stockholder approval, the Fluor Corporation 2017 Performance Incentive Plan (the “2017 Plan”). On May 4, 2017, at the Fluor annual meeting of stockholders, Fluor’s stockholders approved the 2017 Plan. The 2017 Plan became effective upon stockholder approval. Subject to adjustment in certain circumstances, a total of 12,200,000 shares of the company’s common stock were authorized for awards granted under the 2017 Plan. Effective upon approval of the 2017 Plan, the company ceased granting awards under its Amended and Restated 2008 Executive Performance Incentive Plan and 2014 Restricted Stock Plan for Non-Employee Directors.

A detailed summary of the 2017 Plan appears under Proposal 4 of Fluor’s definitive proxy statement for its 2017 annual meeting of stockholders, which was filed with the Securities and Exchange Commission on March 9, 2017 (the “2017 Proxy Statement”). That summary is incorporated herein by reference. The descriptions of the 2017 Plan contained herein and in the 2017 Proxy Statement are qualified in their entirety by reference to the full text of the 2017 Plan, a copy of which was filed as Appendix A to the 2017 Proxy Statement and is incorporated herein by reference.

On July 14, 2017, the company announced the appointment of Bruce A. Stanski as the company’s Chief Financial Officer, effective August 4, 2017. In connection with Mr. Stanski’s appointment, on August 2, 2017, the Organization and Compensation Committee of the company’s Board of Directors set his annual base salary at $700,000. Mr. Stanski’s annual incentive target will remain 85% of base salary, and he will continue to be eligible to participate in the company’s long-term incentive program. Further details concerning the company’s executive compensation program are described in the company’s 2017 Proxy Statement under the heading “Executive Compensation”.

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

10.14	Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 filed on May 4, 2017).

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

10.17	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed on February 22, 2012).

10.18	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 7, 2017).

10.19	Form of Restricted Stock Unit Agreement granted to directors under the Fluor Corporation 2017 Performance Incentive Plan.*

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

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016, and (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	August 3, 2017	/s/ Biggs C. Porter
Biggs C. Porter
Executive Vice President and Chief Financial Officer

Date:	August 3, 2017	/s/ Robin K. Chopra
Robin K. Chopra
Senior Vice President and Controller (Chief Accounting Officer)