Form 10-Q
period 2017-09-30
FLUOR CORP
filed 2017-11-02
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, 139,875,264 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

September 30, 2017

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016

TOTAL REVENUE	$4,941,634	$4,766,864	$14,493,631	$14,046,870

TOTAL COST OF REVENUE	4,720,071	4,729,637	14,090,091	13,505,572

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	45,973	27,144	138,336	134,897
Interest expense	16,955	17,377	50,991	50,741
Interest income	(6,749)	(4,643)	(20,647)	(12,312)
Total cost and expenses	4,776,250	4,769,515	14,258,771	13,678,898

EARNINGS (LOSS) BEFORE TAXES	165,384	(2,651)	234,860	367,972
INCOME TAX EXPENSE (BENEFIT)	52,495	(20,057)	51,249	111,501

NET EARNINGS	112,889	17,406	183,611	256,471

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	18,426	12,602	52,562	45,531

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$94,463	$4,804	$131,049	$210,940

BASIC EARNINGS PER SHARE	$0.68	$0.03	$0.94	$1.52

DILUTED EARNINGS PER SHARE	$0.67	$0.03	$0.93	$1.50

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	139,887	139,250	139,716	139,142
DILUTED	140,830	140,924	140,847	140,863

DIVIDENDS DECLARED PER SHARE	$0.21	$0.21	$0.63	$0.63

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

NET EARNINGS	$112,889	$17,406	$183,611	$256,471

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	25,228	(23,227)	63,115	(39,407)
Ownership share of equity method investees’ other comprehensive income	6,485	2,748	8,409	3,114
Defined benefit pension and postretirement plan adjustments	1,026	1,289	2,936	(828)
Unrealized gain (loss) on derivative contracts	(1,544)	1,980	2,006	2,901
Unrealized gain (loss) on available-for-sale securities	31	(280)	20	832
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	31,226	(17,490)	76,486	(33,388)

COMPREHENSIVE INCOME (LOSS)	144,115	(84)	260,097	223,083

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	18,485	12,030	52,473	45,714

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$125,630	$(12,114)	$207,624	$177,369

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	September 30,	December 31,
(in thousands, except share and per share amounts)	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($522,002 and $439,942 related to variable interest entities (“VIEs”))	$1,827,029	$1,850,436
Marketable securities, current ($91,095 and $48,155 related to VIEs)	178,056	111,037
Accounts and notes receivable, net ($225,698 and $232,242 related to VIEs)	1,532,959	1,700,224
Contract work in progress ($95,652 and $124,677 related to VIEs)	1,326,791	1,537,289
Other current assets ($20,765 and $24,017 related to VIEs)	650,059	411,284
Total current assets	5,514,894	5,610,270

Marketable securities, noncurrent	130,631	143,553
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,196,283 and $1,122,191) (net PP&E of $41,638 and $53,728 related to VIEs))	1,080,175	1,017,223
Goodwill	563,440	532,239
Investments	847,055	740,385
Deferred taxes	294,382	454,109
Deferred compensation trusts	385,737	348,487
Other assets ($23,678 and $24,248 related to VIEs)	377,213	370,151
TOTAL ASSETS	$9,193,527	$9,216,417

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($206,635 and $221,601 related to VIEs)	$1,398,182	$1,590,506
Revolving credit facility and other borrowings	36,725	82,243
Advance billings on contracts ($308,667 and $263,393 related to VIEs)	970,338	763,774
Accrued salaries, wages and benefits ($29,998 and $35,573 related to VIEs)	714,895	734,649
Other accrued liabilities ($32,646 and $32,015 related to VIEs)	423,434	644,857
Total current liabilities	3,543,574	3,816,029

LONG-TERM DEBT DUE AFTER ONE YEAR	1,580,974	1,517,949
NONCURRENT LIABILITIES	635,086	639,608
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	––	––
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 139,902,454 and 139,258,483 shares in 2017 and 2016, respectively	1,399	1,393
Additional paid-in capital	77,449	38,317
Accumulated other comprehensive loss	(420,094)	(496,669)
Retained earnings	3,624,554	3,582,150
Total shareholders’ equity	3,283,308	3,125,191

Noncontrolling interests	150,585	117,640

Total equity	3,433,893	3,242,831

TOTAL LIABILITIES AND EQUITY	$9,193,527	$9,216,417

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$183,611	$256,471
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	153,881	155,115
Amortization of intangibles	14,074	12,424
(Earnings) loss from equity method investments, net of distributions	(378)	12,381
Gain on sale of property, plant and equipment	(11,740)	(15,408)
Amortization of stock-based awards	31,076	31,842
Deferred compensation trust	(37,251)	(19,546)
Deferred compensation obligation	35,988	25,213
Deferred taxes	99,763	58,772
Net retirement plan accrual (contributions)	(7,095)	(7,880)
Changes in operating assets and liabilities	86,815	(57,538)
Other items	1,893	638
Cash provided by operating activities	550,637	452,484

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(204,808)	(279,387)
Proceeds from the sales and maturities of marketable securities	150,857	415,862
Capital expenditures	(216,336)	(165,514)
Proceeds from disposal of property, plant and equipment	55,858	60,773
Investments in partnerships and joint ventures	(241,577)	(518,009)
Acquisitions, net of cash acquired	—	(240,740)
Other items	(6)	10,237
Cash utilized by investing activities	(456,012)	(716,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(9,718)
Dividends paid	(88,623)	(89,026)
Proceeds from issuance of 1.75% Senior Notes	—	552,958
Debt issuance costs	—	(3,513)
Repayment of Stork Notes and other borrowings	—	(331,267)
Borrowings under revolving lines of credit	—	883,288
Repayment of borrowings under revolving lines of credit	(53,455)	(884,876)
Distributions paid to noncontrolling interests	(23,842)	(25,628)
Capital contributions by noncontrolling interests	4,672	8,571
Taxes paid on vested restricted stock	(6,186)	(7,006)
Stock options exercised	8,803	3,315
Other items	(1,551)	711
Cash provided (utilized) by financing activities	(160,182)	97,809

Effect of exchange rate changes on cash	42,150	(3,027)

Decrease in cash and cash equivalents	(23,407)	(169,512)
Cash and cash equivalents at beginning of period	1,850,436	1,949,886
Cash and cash equivalents at end of period	$1,827,029	$1,780,374

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                   Principles of Consolidation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2016 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2017 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of September 30, 2017 and December 31, 2016 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

The Condensed Consolidated Financial Statements include the financial statements of Stork Holding B.V. (“Stork”) since March 1, 2016, the date of acquisition. See Note 18 for a discussion of the acquisition.

(2)                   Recent Accounting Pronouncements

New accounting pronouncements implemented by the company during the nine months ended September 30, 2017 are discussed below or in the related notes, where appropriate.

In the third quarter of 2017, the company elected to adopt Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment” before its effective date. ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Management does not expect the adoption of ASU 2017-04 to have any impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2017, the company adopted ASU 2016-17, “Interests Held through Related Parties That Are Under Common Control” which amends the consolidation requirements that apply to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a variable interest entity. The adoption of ASU 2016-17 did not have any impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2017, the company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify various aspects of accounting for share-based payment awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. As a result of the adoption of ASU 2016-09, the excess tax benefits and tax deficiencies associated with option exercises and vested share awards are now recognized as income tax benefit or expense in the Condensed Consolidated Statement of Earnings instead of in additional paid-in capital. Additionally, the excess tax benefits are now presented as an operating activity on the Condensed Consolidated Statement of Cash Flows, rather than as a financing activity. ASU 2016-09 also changed the method the company uses to calculate shares for diluted earnings per share (discussed further in Note 7). The company adopted the provision of ASU 2016-09 on a prospective basis; therefore, these changes were effective beginning in the first quarter of 2017. The adoption of ASU 2016-09 did not have a material impact on the company’s financial position, results of operations or cash flows.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

not, in and of itself, require dedesignation of that hedge accounting relationship. The adoption of ASU 2016-05 did not have any impact on the company’s financial position, results of operations or cash flows.

New accounting pronouncements requiring implementation in future periods are discussed below.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends the FASB’s hedge accounting model to enable entities to better portray their risk management activities in the financial statements. ASU 2017-12 expands an entity’s ability to hedge nonfinancial and financial risk components and eliminates the requirement to separately measure and report hedge ineffectiveness. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Management does not expect the adoption of ASU 2017-12 to have a material impact on the company’s financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. Management does not expect the adoption of ASU 2017-09 to have a material impact on the company’s financial position, results of operations or cash flows.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Management is currently evaluating the impact of adopting ASU 2014-09, 2016-08, 2016-10, 2016-12, 2016-20 and 2017-05 on the company’s financial position, results of operations, cash flows, related disclosures and internal controls. Adoption of these ASUs is expected to affect the manner in which the company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the company typically segments revenue and margin recognition between the engineering and construction phases of its contracts. Upon adoption, the company expects that the entire engineering and construction contract will typically be a single unit of account (a single performance obligation), which will result in a more constant recognition of revenue and margin over the term of the contract. The company will adopt ASU 2014-09 during the first quarter of 2018. The company expects to adopt this new standard using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption.

(3)                   Change in Accounting Principle

In the third quarter of 2017, the company voluntarily changed the date of its annual goodwill impairment testing for all reporting units previously assessed as of March 1 to October 1. Prior to this change, goodwill impairment testing for certain reporting units was performed as of March 1, while goodwill impairment testing for certain recent acquisitions was performed as of October 1. This voluntary change is preferable as it better aligns the timing of the goodwill impairment testing with the completion of the company’s strategic and annual operating planning process. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(4)                   Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$40,397	$(15,169)	$25,228	$(36,754)	$13,527	$(23,227)
Ownership share of equity method investees’ other comprehensive income	9,763	(3,278)	6,485	4,086	(1,338)	2,748
Defined benefit pension and postretirement plan adjustments	1,641	(615)	1,026	2,062	(773)	1,289
Unrealized gain (loss) on derivative contracts	(2,424)	880	(1,544)	3,032	(1,052)	1,980
Unrealized gain (loss) on available-for-sale securities	50	(19)	31	(449)	169	(280)
Total other comprehensive income (loss)	49,427	(18,201)	31,226	(28,023)	10,533	(17,490)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	59	—	59	(572)	—	(572)
Other comprehensive income (loss) attributable to Fluor Corporation	$49,368	$(18,201)	$31,167	$(27,451)	$10,533	$(16,918)

The tax effects of the components of OCI for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$101,068	$(37,953)	$63,115	$(62,922)	$23,515	$(39,407)
Ownership share of equity method investees’ other comprehensive income	13,339	(4,930)	8,409	5,106	(1,992)	3,114
Defined benefit pension and postretirement plan adjustments	4,697	(1,761)	2,936	1,445	(2,273)	(828)
Unrealized gain on derivative contracts	3,273	(1,267)	2,006	4,480	(1,579)	2,901
Unrealized gain on available-for-sale securities	31	(11)	20	1,330	(498)	832
Total other comprehensive income (loss)	122,408	(45,922)	76,486	(50,561)	17,173	(33,388)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(89)	—	(89)	183	—	183
Other comprehensive income (loss) attributable to Fluor Corporation	$122,497	$(45,922)	$76,575	$(50,744)	$17,173	$(33,571)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended September 30, 2017 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of June 30, 2017	$(248,362)	$(29,989)	$(165,757)	$(6,877)	$(276)	$(451,261)
Other comprehensive income (loss) before reclassifications	25,169	6,485	—	(974)	7	30,687
Amounts reclassified from AOCI	—	—	1,026	(570)	24	480
Net other comprehensive income (loss)	25,169	6,485	1,026	(1,544)	31	31,167
Balance as of September 30, 2017	$(223,193)	$(23,504)	$(164,731)	$(8,421)	$(245)	$(420,094)

Attributable to Noncontrolling Interests:
Balance as of June 30, 2017	$(814)	$—	$—	$—	$—	$(814)
Other comprehensive income before reclassifications	59	—	—	—	—	59
Amounts reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive income	59	—	—	—	—	59
Balance as of September 30, 2017	$(755)	$—	$—	$—	$—	$(755)

The changes in AOCI balances by component (after-tax) for the nine months ended September 30, 2017 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2016	$(286,449)	$(31,913)	$(167,667)	$(10,375)	$(265)	$(496,669)
Other comprehensive income (loss) before reclassifications	63,256	8,409	—	2,151	(6)	73,810
Amounts reclassified from AOCI	—	—	2,936	(197)	26	2,765
Net other comprehensive income	63,256	8,409	2,936	1,954	20	76,575
Balance as of September 30, 2017	$(223,193)	$(23,504)	$(164,731)	$(8,421)	$(245)	$(420,094)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2016	$(614)	$—	$—	$(52)	$—	$(666)
Other comprehensive income (loss) before reclassifications	(141)	—	—	13	—	(128)
Amounts reclassified from AOCI	—	—	—	39	—	39
Net other comprehensive income (loss)	(141)	—	—	52	—	(89)
Balance as of September 30, 2017	$(755)	$—	$—	$—	$—	$(755)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The changes in AOCI balances by component (after-tax) for the three months ended September 30, 2016 are as follows:

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

	Location in	Three Months Ended		Nine Months Ended
	Condensed Consolidated	September 30,		September 30,
(in thousands)	Statement of Earnings	2017	2016	2017	2016
Component of AOCI:
Defined benefit pension plan adjustments	Various accounts(1)	$(1,641)	$(2,062)	$(4,697)	$(6,062)
Income tax benefit	Income tax expense (benefit)	615	773	1,761	2,273
Net of tax		$(1,026)	$(1,289)	$(2,936)	$(3,789)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Total cost of revenue	$1,346	$(671)	$1,546	$(4,555)
Interest rate contracts	Interest expense	(419)	(419)	(1,258)	(1,258)
Income tax benefit (expense)	Income tax expense (benefit)	(357)	389	(130)	2,117
Net of tax		570	(701)	158	(3,696)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	—	(64)	(39)	(241)
Net of tax and noncontrolling interests		$570	$(637)	$197	$(3,455)

Unrealized gain (loss) on available-for-sale securities	Corporate general and administrative expense	$(39)	$97	$(42)	$133
Income tax benefit (expense)	Income tax expense (benefit)	15	(37)	16	(50)
Net of tax		$(24)	$60	$(26)	$83

(1)            Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and corporate general and administrative expense.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(5)                     Income Taxes

The effective tax rates for the three and nine months ended September 30, 2017 were 31.7 percent and 21.8 percent, respectively. The effective tax rate for the nine month period ended September 30, 2017 reflected a benefit due to a worthless stock deduction for an insolvent foreign subsidiary. The effective tax rates for the three and nine months ended September 30, 2016 reflected the favorable resolution of an IRS audit for tax years 2009-2013 and an increase in the research tax credit. All periods benefit from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

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

(6)                   Cash Paid for Interest and Taxes

Cash paid for interest was $48 million and $55 million for the nine months ended September 30, 2017 and 2016, respectively. Income tax payments, net of refunds, were $168 million and $138 million during the nine-month periods ended September 30, 2017 and 2016, respectively.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016

Net earnings attributable to Fluor Corporation	$94,463	$4,804	$131,049	$210,940

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	139,887	139,250	139,716	139,142

Basic earnings per share	$0.68	$0.03	$0.94	$1.52

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	139,887	139,250	139,716	139,142

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units	943	1,674	1,131	1,721
Weighted average diluted shares outstanding	140,830	140,924	140,847	140,863

Diluted earnings per share	$0.67	$0.03	$0.93	$1.50

Anti-dilutive securities not included above	5,045	4,097	4,639	3,977

During the nine months ended September 30, 2016, the company repurchased and cancelled 202,650 shares of its common stock under its stock repurchase program for approximately $10 million. No shares were repurchased during the three and nine months ended September 30, 2017, and three months ended September 30, 2016.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$14,775	$7,387	$7,388	$—	$21,035	$21,035	$—	$—
Marketable securities, current(2)	75,911	—	75,911	—	54,840	—	54,840	—
Deferred compensation trusts(3)	37,846	37,846	—	—	37,510	37,510	—	—
Marketable securities, noncurrent(4)	130,631	—	130,631	—	143,553	—	143,553	—
Derivative assets(5)
Commodity contracts	102	—	102	—	83	—	83	—
Foreign currency contracts	27,718	—	27,718	—	34,776	—	34,776	—

Liabilities:
Derivative liabilities(5)
Commodity contracts	$—	$—	$—	$—	$129	$—	$129	$—
Foreign currency contracts	30,895	—	30,895	—	43,574	—	43,574	—

(1) Consists of registered money market funds and investments in U.S. agency securities with maturities of three months or less at the date of purchase. The fair value of the money market funds represents the net asset value of the shares of such funds as of the close of business at the end of the period. The fair value of the investments in U.S. agency securities is based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

(2) Consists of investments in U.S. agency securities, U.S. Treasury securities, corporate debt securities and commercial paper with maturities of less than one year that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

(3) Consists of a registered money market fund, a short-term bond fund and an equity index fund valued at fair value. These investments, which are trading securities, represent the net asset value of the shares of such funds as of the close of business at the end of the period based on the last trade or official close of an active market or exchange.

(4)     Consists of investments in U.S. agency securities, U.S. Treasury securities and corporate debt securities with maturities ranging from one year to three years that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

(5)     See Note 9 for the classification of commodity and foreign currency contracts on the Condensed Consolidated Balance Sheet. Commodity and foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

All of the company’s financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of September 30, 2017: money market funds of $7 million, U.S. agency securities of $10 million, U.S. Treasury securities of $75 million, corporate debt securities of $124 million and commercial paper of $5 million. As of December 31, 2016, available-for-sale securities consisted of money market funds of $21 million, U.S. agency securities of $11 million, U.S. Treasury securities of $87 million and corporate debt securities of $100 million. The amortized cost of these available-for-sale securities is not materially different from the fair value. During the three and nine months ended September 30, 2017, proceeds from sales and maturities of available-for-sale securities

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

were $34 million and $78 million, respectively, compared to $38 million and $252 million for the corresponding periods of 2016.

In addition to assets and liabilities that are measured at fair value on a recurring basis, the company is required to measure certain assets and liabilities at fair value on a nonrecurring basis. See Note 18 for further discussion of nonrecurring fair value measurements related to the company’s acquisition of Stork.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		September 30, 2017		December 31, 2016
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,060,967	$1,060,967	$1,133,295	$1,133,295
Cash equivalents(2)	Level 2	751,287	751,287	696,106	696,106
Marketable securities, current(3)	Level 2	102,145	102,145	56,197	56,197
Notes receivable, including noncurrent portion(4)	Level 3	21,899	21,899	29,458	29,458
Liabilities:
1.750% Senior Notes(5)	Level 2	$586,607	$612,877	$523,629	$551,582
3.375% Senior Notes(5)	Level 2	496,647	517,350	496,011	512,510
3.5% Senior Notes(5)	Level 2	493,080	515,920	492,360	508,230
Revolving Credit Facility(6)	Level 2	—	—	52,735	52,735
Other borrowings, including noncurrent portion(7)	Level 2	41,365	41,365	35,457	35,457

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

(6) Amounts represent borrowings under the company’s €125 million Revolving Credit Facility which expired in April 2017, as discussed in Note 11. The carrying amount of the borrowings under this revolving credit facility approximated fair value because of the short-term maturity.

(7) Other borrowings primarily represent bank loans and other financing arrangements resulting from the acquisition of Stork. See Note 18 for a further discussion of the acquisition. The majority of these borrowings mature within one year. The carrying amounts of the borrowings under these arrangements approximate fair value because of the short-term maturity.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(9)                   Derivatives and Hedging

The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility, may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally implements a hedging strategy utilizing derivatives or hedging instruments to mitigate the risk. The company’s hedging instruments are designated as either fair value or cash flow hedges in accordance with ASC 815, “Derivatives and Hedging.” The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the hedging instruments are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all hedging instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the hedging instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the hedging instrument’s gain or loss due to changes in fair value is recorded as a component of AOCI and is reclassified into earnings when the hedged item settles. Any ineffective portion of a hedging instrument’s change in fair value is immediately recognized in earnings. For derivatives that are not designated or do not qualify as hedging instruments, the change in the fair value of the derivative is offset against the change in the fair value of the underlying asset or liability through earnings. The company does not enter into derivative instruments for speculative purposes. Under ASC 815, in certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. If an embedded foreign currency derivative is identified, the derivative is bifurcated from the host contract and the change in fair value is recognized through earnings. The company maintains master netting arrangements with certain counterparties to facilitate the settlement of derivative instruments; however, the company reports the fair value of derivative instruments on a gross basis.

As of September 30, 2017, the company had total gross notional amounts of approximately $884 million of foreign currency contracts (primarily related to the British Pound, Kuwaiti Dinar, Indian Rupee, Philippine Peso and South Korean Won) and $0.4 million for a commodity contract outstanding related to hedging of engineering and construction contract obligations. The foreign currency contracts are of varying duration, none of which extend beyond December 2019. The commodity contract expires in December 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the three and nine months ended September 30, 2017 and 2016.

The fair values of derivatives designated as hedging instruments under ASC 815 as of September 30, 2017 and December 31, 2016 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
(in thousands)	Location	2017	2016	Location	2017	2016
Commodity contracts	Other current assets	$102	$83	Other accrued liabilities	$––	$129
Foreign currency contracts	Other current assets	14,593	13,231	Other accrued liabilities	16,387	16,543
Foreign currency contracts	Other assets	8,967	21,545	Noncurrent liabilities	13,738	27,031
Total		$23,662	$34,859		$30,125	$43,703

The pre-tax net gains (losses) recognized in earnings associated with the hedging instruments designated as fair value hedges for the three and nine months ended September 30, 2017 and 2016 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Fair Value Hedges (in thousands)	Location of Gain (Loss)	2017	2016	2017	2016

Foreign currency contracts	Corporate general and administrative expense	$1,310	$629	$5,415	$(697)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The pre-tax amount of gain (loss) recognized in earnings associated with the hedging instruments designated as fair value hedges noted in the table above offset the amount of gain (loss) recognized in earnings on the hedged items in the same locations in the Condensed Consolidated Statement of Earnings.

The after-tax amount of gain (loss) recognized in OCI associated with the derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedges (in thousands)	2017	2016	2017	2016
Commodity contracts	$53	$(20)	$45	$281
Foreign currency contracts	(1,027)	1,253	2,106	(1,232)
Total	$(974)	$1,233	$2,151	$(951)

The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2017	2016	2017	2016
Commodity contracts	Total cost of revenue	$26	$(109)	$(10)	$(286)
Foreign currency contracts	Total cost of revenue	806	(266)	993	(2,383)
Interest rate contracts	Interest expense	(262)	(262)	(786)	(786)
Total		$570	$(637)	$197	$(3,455)

As of September 30, 2017 and 2016, the company had total gross notional amounts of $106 million and $0.3 million, respectively, of foreign currency contracts outstanding that were not designated as hedging instruments. As of September 30, 2016, the company also had total gross notional amounts of $0.1 million of commodity contracts outstanding that were not designated as hedging instruments. These contracts primarily related to engineering and construction contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. As of September 30, 2017, the company had total gross notional amounts of $81 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. Net gains of $0.5 million and $3.4 million associated with the company’s derivatives and embedded derivatives were included in Cost of Revenue for the three and nine months ended September 30, 2017, respectively. A loss of $0.3 million and a gain of less than $0.1 million associated with the company’s derivatives were included in Cost of Revenue for the three and nine months ended September 30, 2016, respectively.

(10)              Retirement Benefits

Net periodic pension expense for the company’s defined benefit pension plans included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Service cost	$4,763	$4,966	$13,676	$14,712
Interest cost	5,687	6,603	16,437	20,123
Expected return on assets	(10,356)	(9,829)	(29,840)	(30,138)
Amortization of prior service cost	(214)	(212)	(612)	(619)
Recognized net actuarial loss	2,034	2,275	5,842	6,681
Net periodic pension expense	$1,914	$3,803	$5,503	$10,759

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The company currently expects to contribute up to $20 million into its defined benefit pension plans during 2017, which is expected to be in excess of the minimum funding required. During the nine months ended September 30, 2017, contributions of approximately $13 million were made by the company.

(11)            Financing Arrangements

As of September 30, 2017, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of September 30, 2017, letters of credit and borrowings totaling $1.7 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

In connection with the Stork acquisition, the company assumed a €110 million Super Senior Revolving Credit Facility that bore interest at EURIBOR plus 3.75%. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility which was used for revolving loans, bank guarantees, letters of credit and to fund working capital in the ordinary course of business. This replacement facility, which bore interest at EURIBOR plus .75%, expired in April 2017. Outstanding borrowings of $53 million under the €125 million Revolving Credit Facility were repaid in the first quarter of 2017.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Other borrowings of $41 million as of September 30, 2017 and $35 million as of December 31, 2016 primarily represent bank loans and other financing arrangements resulting from the acquisition of Stork, exclusive of the Stork Notes.

As of September 30, 2017, the company was in compliance with all of the financial covenants related to its debt agreements.

(12)            Stock-Based Plans

The company’s executive and director stock-based compensation plans are described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016. In the first nine months of 2017 and 2016, restricted stock units totaling 402,783 and 553,415, respectively, were granted to executives and directors, at weighted-average grant date fair values of $52.57 per share and $43.77 per share, respectively. Restricted stock units granted to executives in 2017 and 2016 generally vest ratably over three years. Restricted stock units granted to directors in 2017 and 2016 generally vest on the first anniversary of the grant. For directors and certain executives, restricted stock units are subject to a post-vest holding period of three years. The fair value of restricted stock units represents the closing price of the company’s common stock on the date of grant discounted for the post-vest holding period, when applicable.

During the first nine months of 2017 and 2016, stock options for the purchase of 1,103,817 shares at a weighted-average exercise price of $55.35 per share and 662,001 shares at a weighted-average exercise price of $46.07 per share, respectively, were awarded to executives. The exercise price of options represents the closing price of the company’s common stock on the date of grant. The options granted in 2017 and 2016 vest ratably over three years and expire ten years after the grant date.

In the first nine months of 2017 and 2016, performance-based Value Driver Incentive (“VDI”) units totaling 249,204 and 296,052, respectively, were awarded to executives. These awards vest after a period of approximately three years and contain annual performance conditions for each of the three years of the vesting period. The performance targets for each year are generally established in the first quarter of that year. Under ASC 718, performance-based awards are not deemed granted for accounting purposes until the performance targets have been established. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the three year vesting period. During the first nine months of 2017, units totaling 83,068 and 92,094 under the 2017 and 2016 VDI plans, respectively, were granted at weighted-average grant date fair values of $53.35 per share and $51.62 per share, respectively. The grant date fair value is determined by adjusting the closing price of the company’s common stock on the date of grant for the post-vest holding period discount and for the effect of the market condition, when applicable. For awards granted under the 2017 VDI plan, the number of units will be adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the VDI award agreement. For awards granted under the 2016 VDI plan, the number of units is adjusted at the end of each performance period based only on the achievement of certain performance targets as defined in the VDI award agreement. Units granted under the 2017 and 2016 VDI plans can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and nine months ended September 30, 2017, net earnings attributable to noncontrolling interests were $18 million and $53 million, respectively. For the three and nine months ended September 30, 2016, net earnings attributable to noncontrolling interests were $13 million and $46 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods presented. Distributions paid to noncontrolling interests were $24 million and $26 million for the nine months ended September 30, 2017 and 2016, respectively. Capital contributions by noncontrolling interests were $5 million and $9 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Other Matters

The company has made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under claims accounting (ASC 605-35-25), these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Similarly, the company recognizes disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. The company periodically evaluates its positions and the amounts recognized with respect to all its claims and back charges. As of September 30, 2017 and December 31, 2016, the company had recorded $80 million and $61 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract work in progress. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $43 million and $41 million as of September 30, 2017 and December 31, 2016, respectively. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 605-35-25.

From time to time, the company enters into significant contracts with the U.S. government and its agencies. Government contracts are subject to audits and investigations by government representatives with respect to the company’s compliance with

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

various restrictions and regulations applicable to government contractors, including but not limited to the allowability of costs incurred under reimbursable contracts. In connection with performing government contracts, the company maintains reserves for estimated exposures associated with these matters.

(15)           Guarantees

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $15 billion as of September 30, 2017. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of September 30, 2017 and December 31, 2016 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

(16)           Partnerships and Joint Ventures

In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” on the Condensed Consolidated Balance Sheet were $127 million and $392 million as of September 30, 2017 and December 31, 2016, respectively. The decrease in this receivable balance in 2017 resulted primarily from one Energy, Chemicals & Mining joint venture project in the United States. Notes receivable from unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” and “Other assets” on the Condensed Consolidated Balance Sheet were $21 million and $19 million as of September 30, 2017 and December 31, 2016, respectively.

For unconsolidated partnerships and joint ventures in the construction industry, the company generally recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting on the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company’s investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $711 million and $454 million as of September 30, 2017 and December 31, 2016, respectively, and were classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet.

In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The net carrying value of the unconsolidated VIEs classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet was a net asset of $238 million as of September 30, 2017 and a net liability of $9 million as of December 31, 2016. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of September 30, 2017 for the unconsolidated VIEs were $43 million.

In some cases, the company is required to consolidate certain VIEs. As of September 30, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.0 billion and $582 million, respectively. As of December 31, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $959 million and $566 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

The company has agreements with certain VIEs to provide financial or performance assurances to clients. See Note 15 for a further discussion of such agreements. A discussion of some of the company’s more significant or unique VIEs is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016.

(17)           Operating Information by Segment

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Operating information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
External Revenue (in millions)	2017	2016	2017	2016
Energy, Chemicals & Mining	$2,412.8	$2,325.2	$7,019.0	$7,245.1
Industrial, Infrastructure & Power	1,138.8	1,128.3	3,364.6	2,971.6
Government	766.0	681.2	2,275.4	2,025.1
Diversified Services	624.0	632.2	1,834.6	1,805.1
Total external revenue	$4,941.6	$4,766.9	$14,493.6	$14,046.9

Intercompany revenue for the Diversified Services segment, excluded from the amounts shown above, was $144 million and $445 million for the three and nine months ended September 30, 2017, respectively, and $133 million and $373 million for the three and nine months ended September 30, 2016, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Profit (Loss) (in millions)	2017	2016	2017	2016
Energy, Chemicals & Mining	$104.3	$(59.7)	$319.1	$247.8
Industrial, Infrastructure & Power	33.3	28.4	(141.5)	91.7
Government	30.2	26.4	78.9	65.5
Diversified Services	35.4	29.5	94.4	90.7
Total segment profit	$203.2	$24.6	$350.9	$495.7

Energy, Chemicals & Mining. Segment profit in the Energy, Chemicals & Mining segment for the three and nine months ended September 30, 2016 was adversely affected by pre-tax charges of $241 million (or $1.10 per diluted share) and $265 million (or $1.20 per diluted share), respectively, related to forecast revisions for estimated cost increases on a petrochemical project in the United States.

Industrial, Infrastructure & Power. Segment profit in the Industrial, Infrastructure & Power segment for the nine months ended September 30, 2017 was adversely affected by pre-tax charges totaling $219 million (or $0.99 per diluted share) resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects in the southeastern United States, which were recognized in the first half of 2017.

Segment profit in the Industrial, Infrastructure & Power segment for the three and nine months ended September 30, 2017 and 2016 included the operations of NuScale, which are primarily research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment profit were $20 million and $53 million for the three and nine months ended September 30, 2017, respectively, and $22 million and $70 million for the three and nine months ended September 30, 2016, respectively. NuScale expenses were net of qualified reimbursable expenses of $12 million and $32 million for the three and nine month periods of 2017, respectively, and $15 million and $47 million for the three and nine months periods of 2016, respectively. A discussion of the cooperative agreement between NuScale and the U.S. Department of Energy is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

A reconciliation of total segment profit to earnings (loss) before taxes is as follows:

	Three Months Ended		Nine Months Ended
Reconciliation of Total Segment Profit to Earnings	September 30,		September 30,
(Loss) Before Taxes (in millions)	2017	2016	2017	2016
Total segment profit	$203.2	$24.6	$350.9	$495.7
Corporate general and administrative expense	(46.0)	(27.1)	(138.3)	(134.9)
Interest income (expense), net	(10.2)	(12.8)	(30.3)	(38.4)
Earnings attributable to noncontrolling interests	18.4	12.6	52.6	45.6
Earnings (loss) before taxes	$165.4	$(2.7)	$234.9	$368.0

Total assets by segment are as follows:

	September 30,	December 31,
Total Assets by Segment (in millions)	2017	2016
Energy, Chemicals & Mining	$1,917.1	$2,348.0
Industrial, Infrastructure & Power	828.4	750.1
Government	512.9	493.7
Diversified Services	2,123.0	1,952.7

The increase in total assets in the Industrial, Infrastructure & Power, Government and Diversified Services segments resulted from increased working capital in support of project execution activities. The decrease in total assets in the Energy, Chemicals & Mining segment resulted from decreased working capital in support of project execution activities.

Total assets in the Industrial, Infrastructure & Power segment as of September 30, 2017 included accounts receivable related to two subcontracts with Westinghouse Electric Company LLC (“Westinghouse”) to manage the construction workforce at nuclear power plant projects in Georgia (“Plant Vogtle”) and South Carolina (“V.C. Summer”). On March 29, 2017 (“the bankruptcy petition date”), Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. The company has filed mechanic’s liens in South Carolina against the property of the owner of the V.C. Summer project for amounts due for pre-petition services rendered to Westinghouse.

On July 31, 2017, the V.C. Summer project was cancelled by the owner of the project and the company has demobilized from the site. On August 31, 2017, the owner of the Plant Vogtle project cancelled its contract with Westinghouse. The owner then entered into a bridge contract with the company to provide services until the remaining scope of work is transferred to the new contractor. Based on agreements with the owners of both projects, the company has been compensated by the owners for certain pre-petition services rendered to Westinghouse, and continues to be compensated for post-petition services. In addition to amounts due for post-petition services, total assets as of September 30, 2017 included amounts due of $66 million and $2 million for services provided to V.C. Summer and Plant Vogtle, respectively, prior to the date of the bankruptcy petition. Based on the company’s evaluation of available information, the company does not expect the close-out of these projects to have a material impact on the company’s results of operations.

(18)           Acquisition of Stork Holding B.V.

On March 1, 2016 (“the acquisition date”), the company acquired 100 percent of Stork for an aggregate purchase price of €695 million (or approximately $756 million), including the assumption of debt and other liabilities. Stork, based in the Netherlands, is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The company paid €276 million (or approximately $300 million) in cash consideration. The company borrowed €200 million (or approximately $217 million) under its $1.7 billion Revolving Loan and Letter of Credit Facility, and paid €76 million (or approximately $83 million) of cash on hand to initially finance the Stork acquisition. The €200 million borrowed under the $1.7 billion Revolving Loan and Letter of Credit Facility was subsequently repaid from the net proceeds of the 2016 Notes as discussed in Note 11.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In conjunction with the acquisition, the company assumed Stork’s outstanding debt obligations, including the Stork Notes, borrowings under a €110 million Super Senior Revolving Credit Facility, and other debt obligations. On March 2, 2016, the company gave notice to all holders of the Stork Notes of the full redemption of the outstanding €273 million (or approximately $296 million) principal amount of Stork Notes plus a redemption premium of €7 million (or approximately $8 million) effective March 17, 2016. The redemption of the Stork Notes was initially funded with additional borrowings under the company’s $1.7 billion Revolving Loan and Letter of Credit Facility, which borrowings were subsequently repaid from the net proceeds of the 2016 Notes. Certain other outstanding debt obligations assumed in the Stork acquisition of €20 million (or approximately $22 million) were settled in March 2016. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility that was available to fund working capital in the ordinary course of business. This replacement facility, which bore interest at EURIBOR plus .75%, expired in April 2017. Outstanding borrowings of $53 million under the €125 million Revolving Credit Facility were repaid in the first quarter of 2017.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Since the acquisition date, revenue and earnings from Stork of $350 million and $2 million for the three months ended September 30, 2016, respectively, and $863 million and $9 million for the nine months ended September 30, 2016, respectively, were included in the Condensed Consolidated Statement of Earnings. Integration costs of $1 million and $12 million for the three and nine months ended September 30, 2016, respectively, and transaction costs of $11 million for the nine months ended September 30, 2016, respectively, were included in corporate general and administrative expense. No transactions costs were recorded during the three months ended September 30, 2016.

The following pro forma financial information reflects the company’s consolidated operating results as if the Stork acquisition had occurred on January 1, 2015 and includes adjustments for debt refinancing and transaction costs.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2016	2016
Pro forma revenue	$4,767,554	$14,286,272
Pro forma net earnings attributable to Fluor Corporation	5,565	216,445

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

RESULTS OF OPERATIONS

Summary

Consolidated revenue of $4.9 billion for the three months ended September 30, 2017 increased 4 percent compared to $4.8 billion for the three months ended September 30, 2016. During the three month period, revenue increased in the Energy, Chemicals & Mining and Government segments, while revenue from the Industrial, Infrastructure & Power and Diversified Services segments was consistent with prior year levels. Consolidated revenue of $14.5 billion for the nine months ended September 30, 2017 increased 3 percent compared to $14.0 billion for the nine months ended September 30, 2016. During the nine month period, revenue growth in the Industrial, Infrastructure & Power; Government; and Diversified Services segments was partially offset by a revenue decline in the Energy, Chemicals & Mining segment.

Net earnings attributable to Fluor Corporation were $94 million and $131 million for the three and nine months ended September 30, 2017, respectively, compared to earnings attributable to Fluor Corporation of $5 million and $211 million for the corresponding periods of 2016. Earnings for the nine months ended September 30, 2017 were adversely affected by after-tax charges totaling $140 million resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects in the southeastern United States, which were recognized in the first half of 2017. Earnings for the three and nine month periods of 2016 were adversely affected by after-tax charges of $154 million and $170 million, respectively, related to forecast revisions for estimated cost increases on a petrochemical project in the Energy, Chemicals & Mining segment. Apart from the adverse effects of the forecast revisions in both years, earnings for the three and nine months ended September 30, 2017 declined primarily in the Energy, Chemicals & Mining segment.

The effective tax rates for the three and nine months ended September 30, 2017 were 31.7 percent and 21.8 percent, respectively. The effective tax rate for the nine month period ended September 30, 2017 reflected a benefit due to a worthless stock deduction for an insolvent foreign subsidiary. The effective tax rates for the three and nine months ended September 30, 2016 reflected the favorable resolution of an IRS audit for tax years 2009-2013 and an increase in the research tax credit. All periods benefit from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

Diluted earnings per share were $0.67 and $0.93 for the three and nine months ended September 30, 2017, respectively, compared to $0.03 and $1.50 for the corresponding periods of 2016. Earnings per share for the nine months ended September 30, 2017 were adversely affected by charges totaling $0.99 per diluted share resulting from forecast revisions for estimated cost growth at the three fixed-price, gas-fired power plant projects mentioned above. Prior year earnings were adversely affected by charges related to forecast revisions for estimated cost increases on the petrochemical project in the United States of $1.10 per diluted share and $1.20 per diluted share for the three and nine months ended September 30, 2016, respectively.

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

The company’s margins, in some cases, may be favorably or unfavorably impacted by a change in the mix of work performed or a change in the amount of materials and customer-furnished materials, which are accounted for as pass-through costs. Segment profit margins are generally higher during the earlier stages of the project life cycle as project execution activities are more heavily weighted to higher margin engineering activities rather than lower margin construction activities, particularly when there is a significant amount of materials, including customer-furnished materials, recognized during construction. For example, in the first nine months of 2017, margins in the company’s Energy, Chemicals & Mining segment were adversely affected by a shift in the mix of work from higher margin engineering activities to lower margin construction activities.

The Energy, Chemicals & Mining segment remains well positioned for new project activity; however, depressed commodity prices continue to affect the timing of new awards and the pace of execution on certain existing projects.

Consolidated new awards were $3.8 billion and $9.3 billion for the three and nine months ended September 30, 2017, respectively, compared to new awards of $7.0 billion and $18.1 billion for the three and nine months ended September 30, 2016. All business segments contributed to the new award activity in 2017. New awards in the third quarter of 2017 included a mining project in Chile, a propylene oxide project in Houston and a petrochemical project in Malaysia. Approximately 58 percent of consolidated new awards for the nine months ended September 30, 2017 were for projects located outside of the United States compared to 46 percent for the first nine months of 2016.

Consolidated backlog as of September 30, 2017 was $32.9 billion compared to $44.3 billion as of September 30, 2016. The decrease in backlog primarily resulted from the removal of two nuclear power plant projects for Westinghouse Electric Company LLC (“Westinghouse”) in South Carolina (“V.C. Summer”) and in Georgia (“Plant Vogtle”) and an adjustment made in the first quarter of 2017 to limit the contractual term of the Magnox nuclear decommissioning project in the United Kingdom (“Magnox RSRL Project”) to a five year term, as well as new award activity being outpaced by work performed. As of September 30, 2017, approximately 60 percent of consolidated backlog related to projects outside of the United States compared to 53 percent as of September 30, 2016. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate.

On March 1, 2016, the company acquired 100 percent of Stork Holding B.V. (“Stork”) for an aggregate purchase price of €695 million (or approximately $756 million), including the assumption of debt and other liabilities. Stork, based in the Netherlands, is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The company paid €276 million (or approximately $300 million) in cash consideration. The operations of Stork are reported in the Diversified Services segment below. See Note 18 to the Condensed Consolidated Financial Statements for a further discussion of the acquisition.

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

Energy, Chemicals & Mining

Revenue and segment profit (loss) for the Energy, Chemicals & Mining segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016

Revenue	$2,412.8	$2,325.2	$7,019.0	$7,245.1
Segment profit (loss)	104.3	(59.7)	319.1	247.8

Revenue for the three months ended September 30, 2017 increased by 4 percent compared to the same period in 2016. The increase in revenue for the three month period is primarily due to increased project execution activities for certain downstream and mining and metals projects that were in early phases of execution in 2016. This increase was partially offset by reduced volume from certain chemicals projects nearing completion. Revenue for the nine months ended September 30, 2017 decreased by 3 percent compared to the same period in 2016.  The decrease in revenue for the nine month period is primarily due to reduced volume from the aforementioned chemicals projects nearing completion and delays in the startup of awarded projects in Mexico, partially offset by an increase in project execution activities for certain downstream and mining and metals projects. Revenue in both periods of the prior year was adversely affected by forecast revisions for a large petrochemical project in the United States.

Segment profit for the three and nine months ended September 30, 2017 increased compared to the corresponding periods of 2016. Segment profit for the three and nine months ended September 30, 2016 included the adverse impact of forecast revisions for cost increases for a large petrochemical project. Apart from the adverse effects of the forecast revisions in the prior year periods, segment profit declined during the three and nine months ended September 30, 2017 due to lower volume for certain chemicals projects nearing completion, the work off of lower margin projects historically booked into backlog and lower volume of engineering hours performed. Segment profit margin for the three and nine months ended September 30, 2017 was 4.3 percent and 4.5 percent, respectively, compared to (2.6) percent and 3.4 percent, for the corresponding periods in 2016. The change in segment profit margin was primarily attributable to the same factors that affected segment profit.

New awards for the three and nine months ended September 30, 2017 were $2.6 billion and $4.3 billion, compared to $5.6 billion and $7.4 billion for the corresponding periods of 2016. The new awards in the current quarter include a mining project in Chile, a propylene oxide project in Houston and a petrochemical project in Malaysia. Backlog of $18.5 billion as of September 30, 2017 decreased from $23.7 billion as of September 30, 2016, primarily due to new award activity being outpaced by work performed. Client investment decisions continue to be delayed due to the low price of oil, which in turn, has delayed project start up and new awards.  However, the company is beginning to see a renewed interest for projects in the copper, gold and iron ore replacements markets.

Total assets in the segment were $1.9 billion as of September 30, 2017 compared to $2.3 billion as of December 31, 2016.

Industrial, Infrastructure & Power

Revenue and segment profit (loss) for the Industrial, Infrastructure & Power segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016

Revenue	$1,138.8	$1,128.3	$3,364.6	$2,971.6
Segment profit (loss)	33.3	28.4	(141.5)	91.7

Revenue for the three months ended September 30, 2017 remained flat when compared to the same period in 2016. Revenue growth from increased project execution activities for several life sciences and advanced manufacturing projects was offset by reduced levels of project execution for certain power and infrastructure projects. Revenue for the nine month period ended September 30, 2017 increased by 13 percent compared to the corresponding period in 2016, primarily due to increased project execution activity for several life sciences and advanced manufacturing projects.

Segment profit for the three months ended September 30, 2017 remained relatively flat compared to the prior year. Segment profit for the nine months ended September 30, 2017 was adversely affected by pre-tax charges of $219 million resulting from forecast revisions for estimated cost growth at three fixed price, gas fired power plants projects, which were recognized in the first half of 2017. Segment profit margin for the three and nine months ended September 30, 2017 was 2.9 percent and (4.2) percent, respectively, compared to 2.5 percent and 3.1 percent for the corresponding periods in 2016. The change in segment profit margin for the nine months ended September 30, 2017 was primarily attributable to the same factors that caused the change in segment profit.

The Industrial, Infrastructure & Power segment includes the operations of NuScale, which are primarily research and development activities. NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit were $20 million and $53 million for the three and nine months ended September 30, 2017 compared to $22 million and $70 million for the three and nine months ended September 30, 2016.

New awards for the three and nine months ended September 30, 2017 were $628 million and $2.1 billion, compared to $74 million and $4.9 billion for the corresponding periods of 2016. Backlog decreased to $8.1 billion as of September 30, 2017 compared to $11.5 billion as of September 30, 2016 primarily due to the removal of the two Westinghouse nuclear power plant projects from backlog in 2017.

Total assets in the Industrial, Infrastructure & Power segment were $828 million as of September 30, 2017 compared to $750 million as of December 31, 2016. The increase in total assets in the Industrial, Infrastructure & Power segment resulted from increased working capital assets in support of project execution activities.

Total assets in the Industrial, Infrastructure & Power segment as of September 30, 2017 included accounts receivable related to two subcontracts with Westinghouse to manage the construction workforce at the Plant Vogtle and V.C. Summer nuclear power plant projects. On March 29, 2017 (“the bankruptcy petition date”), Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, (i) the V.C. Summer project was cancelled by the owner and the company is demobilizing and (ii) the owner of the Plant Vogtle project entered into a bridge contract with the company to provide services until the remaining scope of work is transferred to the new contractor. In addition to amounts due for post-petition services, total assets as of September 30, 2017 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. See Note 17 to the Condensed Consolidated Financial Statements.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016

Revenue	$766.0	$681.2	$2,275.4	$2,025.1
Segment profit	30.2	26.4	78.9	65.5

Revenue for both the three and nine months ended September 30, 2017 increased 12 percent compared to the same periods in 2016. The revenue growth for both periods was primarily due to increases in project execution activities for several large multi-year decommissioning and cleanup projects. Revenue growth for the nine months ended September 30, 2017 also benefitted from increases in project execution activities associated with certain construction services projects.

Segment profit for the three months ended September 30, 2017 increased 14 percent when compared to the same period in 2016, primarily due to the favorable effect of cost optimization efforts. Segment profit for the nine months ended September 30, 2017 increased 20 percent when compared to the same period in 2016. This improvement was substantially driven by increased contributions from multi-year decommissioning and cleanup projects, overhead savings resulting from cost optimization activities and the favorable resolution of close-out activities on a completed project. Segment profit margins for the three and nine months ended September 30, 2017 were 3.9 percent and 3.5 percent, respectively, compared to 3.9 percent and 3.2 percent for the same periods in the prior year. The changes in segment profit margins were driven by the same factors that drove the changes to segment profit.

New awards for the three and nine months ended September 30, 2017 were $234 million and $1.5 billion compared to $955 million and $4.5 billion for the same periods in the prior year. New awards for the current quarter included additional services for the LOGCAP IV Africom Project, a three month extension for the Paducah Gaseous Diffusion Plant Project and a one year extension for a base operations support services contract. Backlog as of September 30, 2017 decreased to $3.6 billion compared to $5.9 billion as of September 30, 2016, primarily due to a customer decision to limit the contractual term of the Magnox RSRL Project to a five year term ending in August 2019. Total backlog included $1.0 billion and $3.8 billion of unfunded government contracts as of September 30, 2017 and 2016, respectively.

Total assets in the Government segment were $513 million as of September 30, 2017 compared to $494 million as of December 31, 2016.

Diversified Services

Revenue and segment profit for the Diversified Services segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016

Revenue	$624.0	$632.2	$1,834.6	$1,805.1
Segment profit	35.4	29.5	94.4	90.7

Revenue for the three months ended September 30, 2017 decreased slightly compared to the same period in 2016. During the three month period ended September 30, 2017, revenue growth from the equipment business in North America largely offset revenue declines resulting from the completion of certain large Stork projects in Australia. Revenue for the nine months ended September 30, 2017 increased by 2 percent compared to the same period in 2016. The increase in revenue was primarily due to the inclusion of nine months of revenue associated with the acquisition of the Stork business in 2017 compared to seven months during the prior year period, as well as revenue growth from the equipment business in North America. These revenue increases were partially offset by a lower level of project execution activities in the Power Services business.

Segment profit for the three months ended September 30, 2017 increased by 20 percent compared to the same period in 2016, primarily due to increased contributions from the close-out of certain Stork projects and higher volumes in the equipment business. Segment profit for the nine months ended September 30, 2017 increased by 4 percent compared to the corresponding period in 2016. Increased contributions from the equipment business were partially offset by lower contributions from the Stork business. Segment profit margin for the three and nine months ended September 30, 2017 was 5.7 percent and 5.1 percent, respectively, compared to 4.7 percent and 5.0 percent for the same periods of 2016. The change in segment profit margin during both periods was primarily due to the same factors affecting segment profit.

New awards in the Diversified Services segment for the three and nine months ended September 30, 2017 were $338 million and $1.4 billion, respectively, compared to $350 million and $1.4 billion for the corresponding periods of 2016. Backlog of $2.7 billion as of September 30, 2017 decreased from $3.3 billion as of September 30, 2016. The reduction in backlog resulted from new award activity in the Stork and power services businesses being outpaced by work performed.

Total assets in the Diversified Services segment were $2.1 billion as of September 30, 2017 compared to $2.0 billion as of December 31, 2016.

Other

Corporate general and administrative expense for the three and nine months ended September 30, 2017 was $46 million and $138 million compared to $27 million and $135 million for the three and nine months ended September 30, 2016. The increase in corporate general and administrative expense for the three month period was primarily attributable to a foreign currency exchange loss in the current year period compared to a foreign currency exchange gain in the prior year period, as well as a downward adjustment to performance-based compensation in the prior year as a result of reduced earnings in the period. The slight increase in corporate general and administrative expense for the nine month period was primarily attributable to a foreign currency exchange loss in the current year period compared to a foreign currency exchange gain in the prior year period, partially offset by transaction costs and integration activities associated with the Stork acquisition incurred in 2016. Net interest expense was $10 million and $30 million for the three and nine months ended September 30, 2017 compared to $13 million and $38 million during the corresponding periods of 2016. Income tax expense for the three and nine months ended September 30, 2017 and 2016 is discussed above under “— Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 14 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of September 30, 2017, the company was in compliance with all the financial covenants related to its debt agreements.

Cash Flows

Cash and cash equivalents were $1.8 billion as of September 30, 2017 compared to $1.9 billion as of December 31, 2016. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.1 billion as of both September 30, 2017 and December 31, 2016. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. Non-U.S. cash and cash equivalents amounted to $976 million and $1.0 billion as of September 30, 2017 and December 31, 2016, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.

In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $522 million and $440 million as of September 30, 2017 and December 31, 2016, respectively, as reflected on the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $970 billion and $764 million as of September 30, 2017 and December 31, 2016, respectively, as reflected on the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of September 30, 2017 and December 31, 2016 and, as a result, has accrued the U.S. deferred tax liability on foreign earnings, as appropriate.

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

During the nine months ended September 30, 2017, working capital declined primarily due to decreases in accounts receivable and contract work in progress and an increase in advance billings, partially offset by a decrease in accounts payable and an increase in prepaid income taxes. Specific factors related to these drivers include:

•                  A decrease in accounts receivable, primarily related to collections from an Energy, Chemicals & Mining joint venture project in the United States.

•                  A decrease in contract work in progress in the Energy, Chemicals & Mining segment, which resulted primarily from normal project execution activities.

•                  A decrease in accounts payable in the Energy, Chemicals & Mining segment, which resulted primarily from normal invoicing and payment activities.

•                  Increases in advance billings for both the Energy, Chemicals & Mining and Industrial, Infrastructure & Power segments, which resulted primarily from normal project execution activities.

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

Cash provided by operating activities was $551 million for the nine months ended September 30, 2017 compared to $452 million for the corresponding period of the prior year. The increase in cash provided by operating activities resulted primarily from favorable changes in working capital partially offset by a lower level of net earnings in the current year.

The company contributed $13 million into its defined benefit pension plans during the nine months ended September 30, 2017 compared to $15 million during the corresponding period of the prior year. The company currently expects to contribute up to $20 million during 2017, which is expected to be in excess of the minimum funding required.

Investing Activities

Cash utilized by investing activities amounted to $456 million and $717 million for the nine months ended September 30, 2017 and 2016, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; investments in partnerships and joint ventures; and business acquisitions.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the nine months ended September 30, 2017, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $54 million. During the nine months ended September 30, 2016, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $136 million. The company held combined current and noncurrent marketable securities of $309 million and $255 million as of September 30, 2017 and December 31, 2016, respectively.

Capital expenditures of $216 million and $166 million for the nine months ended September 30, 2017 and 2016, respectively, primarily related to construction equipment associated with the equipment operations in the Diversified Services segment, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $56 million and $61 million during the nine months ended September 30, 2017 and 2016, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Diversified Services segment.

During 2016, the company acquired 100 percent of Stork for an aggregate purchase price of €695 million (or approximately $756 million), including the assumption of debt and other liabilities. Stork, based in the Netherlands, is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The company paid €276 million (or approximately $300 million) in cash consideration. The company borrowed €200 million (or approximately $217 million) under its $1.7 billion Revolving Loan and Letter of Credit Facility, and paid €76 million (or approximately $83 million) of cash on hand to initially finance the Stork acquisition. The €200 million borrowed under the $1.7 billion Revolving Loan and Letter of Credit Facility was subsequently repaid from the net proceeds of the 2016 Notes as discussed in Note 11 to the Condensed Consolidated Financial Statements.

Investments in unconsolidated partnerships and joint ventures were $242 million and $518 million during the nine months ended September 30, 2017 and 2016, respectively. Investments during the nine months ended September 30, 2017 included capital contributions to an Energy, Chemicals & Mining joint venture in the United States. Investments during the nine months ended September 30, 2016 included cash investment totaling $412 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. The company has a future funding commitment of $78 million.

Financing Activities

Cash utilized by financing activities of $160 million during the nine months ended September 30, 2017 and cash provided by financing activities of $98 million during the nine months ended September 30, 2016 included company dividend payments to stockholders, proceeds from the issuance of senior notes, repayments of debt, borrowings and repayments under revolving lines of credit, and distributions paid to holders of noncontrolling interests.

Cash utilized by financing activities during the nine months ended September 30, 2016 also included the repurchase and cancellation of 202,650 shares of the company’s common stock for approximately $10 million under its stock repurchase program.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2016 were paid in the first quarter of 2017. Quarterly cash dividends of $0.21 per share were declared in the third quarter of 2017 and 2016. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

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

In conjunction with the acquisition of Stork on March 1, 2016, the company assumed Stork’s outstanding debt obligations, including its 11.0% Super Senior Notes due 2017 (the ‘‘Stork Notes’’), borrowings under a €110 million Super Senior Revolving Credit Facility, and other debt obligations. On March 2, 2016, the company gave notice to all holders of the Stork Notes of the full redemption of the outstanding €273 million (or approximately $296 million) principal amount of Stork Notes plus a redemption premium of €7 million (or approximately $8 million) effective March 17, 2016. The redemption of the Stork Notes was initially funded with additional borrowings under the company’s $1.7 billion Revolving Loan and Letter of Credit Facility, which borrowings were subsequently repaid from the net proceeds of the 2016 Notes. Certain other outstanding debt obligations assumed in the Stork acquisition of €20 million (or approximately $22 million) were settled in March 2016. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility that was available to fund working capital in the ordinary course of business. This replacement facility, which bore interest at EURIBOR plus .75%, expired in April 2017. Outstanding borrowings of $53 million under the €125 million Revolving Credit Facility were repaid in the first quarter of 2017.

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions totaling $24 million and $26 million during the nine months ended September 30, 2017 and 2016, respectively, primarily related to two transportation joint venture projects in the United States.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the nine months ended September 30, 2017, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $101 million, of which $42 million related to cash held by foreign subsidiaries. During the nine months ended September 30, 2016, some major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $63 million, of which $3 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of September 30, 2017, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of September 30, 2017, letters of credit and borrowings totaling $1.7 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

In connection with the Stork acquisition, the company assumed a €110 million Super Senior Revolving Credit Facility that bore interest at EURIBOR plus 3.75%. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility which was used for revolving loans, bank guarantees, letters of credit and to fund working capital in the ordinary course of business. This replacement facility, which bore interest at EURIBOR plus .75%, expired in April 2017. Outstanding borrowings of $53 million under the €125 million Revolving Credit Facility were repaid in the first quarter of 2017.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. Surety bonds may be used as an alternative to letters of credit.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $15 billion as of September 30, 2017. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of September 30, 2017 and December 31, 2016 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

Variable Interest Entities (“VIEs”)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first nine months of 2017. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2016 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	September 30,
(in millions)	2017	2016
Backlog — beginning of period	$37,570.5	$47,321.7
New awards	3,822.9	7,021.5
Adjustments and cancellations, net(1)	(3,659.2)	(5,356.3)
Work performed	(4,819.0)	(4,664.6)
Backlog — end of period	$32,915.2	$44,325.3

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Backlog — beginning of period	$45,011.9	$44,726.1
New awards	9,331.0	18,134.7
Acquisition of Stork	—	1,533.7
Adjustments and cancellations, net(1)	(7,265.4)	(6,338.5)
Work performed	(14,162.3)	(13,730.7)
Backlog — end of period	$32,915.2	$44,325.3

(1)         Adjustments and cancellations, net during the three months ended September 30, 2017 resulted primarily from the removal of the Plant Vogtle nuclear power plant project from backlog. Adjustments and cancellations, net in the first nine months of 2017 also included the removal of the V.C. Summer nuclear power plant project, an adjustment to limit the contractual term of the Magnox RSRL Project to a five year term ending in August 2019 and exchange rate fluctuations. Adjustments and cancellations, net in the three and nine months ended September 30, 2016 resulted primarily from an adjustment for a liquefied natural gas project that was suspended in the third quarter of 2016, as well as project scope reductions and exchange rate fluctuations.

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

For information on matters in dispute, see Note 14 to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 17, 2017, and Note 14 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended September 30, 2017 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (1)

July 1, 2017 — July 31, 2017	—	$—	—	11,610,219

August 1, 2017 — August 31, 2017	—	—	—	11,610,219

September 1, 2017 — September 30, 2017	—	—	—	11,610,219

Total	—	$—	—

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

10.16	Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2017.*

10.17	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed on February 22, 2012).

10.18	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 7, 2017).

10.19

Form of Restricted Stock Unit Agreement granted to directors under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q filed on August 3, 2017).

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

* New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2017 and 2016, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016, and (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 2, 2017	/s/ Bruce A. Stanski
Bruce A. Stanski
Executive Vice President and Chief Financial Officer

Date:	November 2, 2017	/s/ Robin K. Chopra
Robin K. Chopra
Senior Vice President and Controller (Chief Accounting Officer)