Form 10-K
period 2017-12-31
FLUOR CORP
filed 2018-02-20
CIK 1124198

Use these links to rapidly review the document

FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

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

         As of June 30, 2017, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $6.4 billion based on the closing sale price as reported on the New York Stock Exchange.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2018
Common Stock, $.01 par value per share	139,907,306 shares
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2018 (Proxy Statement)	Part III

FLUOR CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

PART I

Item 1.    Business

        Fluor Corporation was incorporated in Delaware on September 11, 2000 prior to a reverse spin-off transaction. However, through our predecessors, we have been in business for over a century. Our principal executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas 75039, and our telephone number is (469) 398-7000.

        Our common stock currently trades on the New York Stock Exchange under the ticker symbol "FLR".

        Fluor Corporation is a holding company that owns the stock of a number of subsidiaries, as well as interests in joint ventures. Acting through these entities, we are one of the largest professional services firms providing engineering, procurement, construction, fabrication and modularization, commissioning and maintenance, as well as project management services, on a global basis. We are an integrated solutions provider for our clients in a diverse set of industries worldwide including oil and gas, chemicals and petrochemicals, mining and metals, transportation, power, life sciences and advanced manufacturing. We are also a service provider to the U.S. federal government and governments abroad; and, we perform operations, maintenance and asset integrity activities globally for major industrial clients. We have been named to Fortune Magazine's "World's Most Admired Companies®" for the 18th consecutive year, and we are ranked by Engineering News Record as number two in its 2017 list of Top 400 Contractors. We were also named to Forbes' JUST100® list of America's best corporate citizens, where top companies are ranked by how they perform on issues that most concern Americans, for the second year in a row. Additionally, Fluor has been recognized by Ethisphere magazine as a World's Most Ethical Company® for the past 11 years.

        Our business is divided into four principal segments. The four segments are: Energy, Chemicals & Mining; Industrial, Infrastructure & Power; Diversified Services; and Government. Fluor Constructors International, Inc., which is organized and operates separately from the rest of our business, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects in each of our segments. Financial information on our segments, as defined under accounting principles generally accepted in the United States, is set forth on page F-46 of this annual report on Form 10-K under the caption "Operating Information by Segment," which is incorporated herein by reference.

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

        Excellence in Execution    Given our proven track record of project completion and client satisfaction, we believe that our ability to design, engineer, procure, fabricate, construct, commission, operate, maintain and manage complex projects often in geographically challenging locations gives us a distinct competitive advantage. We strive to complete our projects meeting or exceeding all client specifications. In an increasingly competitive environment, we are also continually emphasizing cost and schedule controls so that we meet our clients' performance requirements as well as their schedule and budgetary needs.

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

        Global Execution Platform    As one of the largest U.S.-based, publicly-traded engineering, procurement, construction, fabrication and maintenance companies, we have a global footprint with employees situated throughout the world. Our global presence allows us to build local relationships that permit us to capitalize on opportunities near these locations. It also allows us to mobilize quickly to project sites around the world and to draw on our local knowledge and talent pools. In many of the countries where we work, clients are requiring more local content in their projects by mandating use of in-country talent and procurement of in-country goods and services. To meet these challenges, we continue to expand our footprint in growth regions by establishing local offices, forming strategic alliances with local partners, leveraging our supply chain expertise and emphasizing local training programs. We also continue to expand the scope of services in our distributed execution centers where we can continue to provide superior services on a cost-efficient basis.

        Market Diversity    The company serves multiple markets across a broad spectrum of industries around the globe and offers a wide variety of engineering, procurement, construction, fabrication and modularization, commissioning and maintenance services. We feel that our market diversity is a key strength of our company that helps to mitigate the impact of the cyclicality in the markets we serve. Just as important, our concentrated attention on market diversification allows us to achieve more consistent growth and deliver solid returns. We believe that our continued strategy of maintaining a good mixture within our entire business portfolio permits us to both focus on our more stable business markets and to capitalize on developing our cyclical markets when the timing is appropriate. This strategy also allows us to better weather any downturns in a specific market by emphasizing markets that are strong.

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

        Integrated Solutions    Through our integrated solutions offering, we can deliver to clients our broad range of engineering, procurement, construction, fabrication, equipment services, maintenance and management services and offerings in an integrated package. This approach spans the entire lifecycle of a project — from initial scoping and front end engineering to construction, fabrication, equipment and supply chain to post-completion operations and maintenance — thereby allowing us to bring our full breadth of resources to better solve client challenges and create opportunities. Our integrated solutions approach allows us to exercise better overall control of a project, in collaboration with our clients, which in turn results in more predictable and profitable results while enhancing the value, safety and efficiencies we can bring to a project. We believe we are one of the few industry players who have the capability to deliver integrated solutions to our clients, which we believe is a clear differentiator for us.

General Operations

        Our services fall into six broad categories: engineering and design; procurement; construction; fabrication and modularization; maintenance, modification and asset integrity services; and project management. We offer these services both independently as well as through our integrated solutions offerings. Our services can range from basic consulting activities, often at the early stages of a project, to complete design-build and maintenance contracts.

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

  •
  Our procurement organization offers traditional procurement services as well as supply chain solutions aimed at improving product quality and performance while also reducing project cost and schedule. Our clients benefit from our global sourcing and supply expertise, global purchasing power, technical knowledge, processes, systems and experienced global resources. Our procurement activities include strategic sourcing, material management, contracts management, buying, expediting, supplier quality inspection and logistics.

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

  •
  We also provide a variety of fabrication and modularization services, including integrated engineering and modular fabrication and assembly, modular construction and asset support services to customers around the globe from our joint venture yards in China, Mexico, Canada and Russia. By operating self-perform fabrication yards in key regions of the world, our off-site fabrication solutions help our clients achieve cost and schedule savings by reducing on-site craft needs and shifting work to inherently safer and more controlled work environments.

  •
  We offer maintenance, modification and asset integrity services in order to improve the performance and extend the life of our clients' complex facilities. Our acquisition of Stork Holding B.V. helped us significantly increase our diversified services offerings and enhance our integrated solutions capabilities. Diversified services include the delivery of total maintenance services, facility management, plant readiness, commissioning, start-up and maintenance technology, small capital projects, turnaround and outage services, all on a global basis. Among other things, we can provide key management, staffing and management skills as well as equipment, tools and fleet services to clients on-site at their facilities. Our diversified services activities also include routine and outage/turnaround maintenance services, general maintenance and asset management, emissions reduction technologies and services, and restorative, repair, predictive and prevention services.

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

Energy, Chemicals & Mining

        Energy, Chemicals & Mining is where we focus on opportunities in the upstream, midstream, downstream, chemical, petrochemical, offshore and onshore oil and gas production, liquefied natural gas, pipeline, metals and mining markets. We have long served a broad spectrum of commodity-based industries as an integrated solutions provider offering a full range of design, engineering, procurement, construction, fabrication and project management services. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies that have the global strength and experience to perform extremely large projects in difficult locations. As the locations of large scale energy, chemicals and mining projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength, global reach, experience and track-record to manage their complex projects.

        With each specific project, our role can vary. We may be involved in providing front-end engineering, program management and final design services, construction management services, self-perform construction, or oversight of other contractors, and we may also assume responsibility for the procurement of materials, equipment and subcontractors. We have the capacity to design, fabricate and construct new facilities, upgrade, modernize and expand existing facilities, and rebuild facilities following fires and explosions. We also provide consulting services ranging from feasibility studies to process assessment to project finance structuring and studies.

        In the upstream sector, our clients need to develop additional and new sources of supply. Our typical projects in the upstream sector revolve around the production, processing and transporting of oil and gas resources, including the development of infrastructure associated with major new fields and pipelines, as well as LNG projects. We are also involved in offshore production facilities and in conventional and unconventional gas projects in various geographic locations.

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

        In mining and metals, we provide a full range of services to the bauxite, copper, gold, iron ore, diamond, nickel, alumina, aluminum, phosphates and other commodity-based industries. These services include feasibility studies through detailed engineering, design, procurement, construction, and commissioning and start-up support. We see many of these opportunities being developed in extreme altitudes, topographies and climates, such as the Andes Mountains, Western Australia and Africa. We are one of the few companies with the size and experience to execute large scale mining and metals projects in these difficult locations. In the first quarter of 2018, mining and metals will be moved from the Energy & Chemicals business segment to the Industrial, Infrastructure & Power business segment to align with how these business segments will be managed.

Industrial, Infrastructure & Power

        The Industrial, Infrastructure & Power segment provides design, engineering, procurement, construction and project management services to the transportation, life sciences, advanced manufacturing, water and power sectors. These projects often require application of our clients' state-of-the-art processes and technical knowledge. We focus on providing our clients with capital efficiencies through solutions that seek to reduce costs and compress delivery schedules. By doing so, we are able to complete our clients' projects on a timely and more cost efficient basis.

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

        In life sciences, we provide design, engineering, procurement, construction and construction management services to the pharmaceutical and biotechnology industries. We also specialize in providing validation and commissioning services where we not only bring new facilities into production, but we also keep existing facilities operating. The ability to complete projects on a large scale basis, especially in a business where time to market is critical, allows us to better serve our clients and is a key competitive advantage.

        In the power market, we provide a full range of services to the gas fueled, environmental compliance, renewables, nuclear and solid fueled markets. Our offering includes engineering, procurement, construction, program management, start-up and commissioning and technical services. We provide these services to a broad array of utilities, independent power producers, original equipment manufacturers and other third parties.

        We continue to invest in NuScale Power, LLC ("NuScale"), a small modular nuclear reactor ("SMR") technology company. NuScale is a leader in the development of light water, passively safe SMRs, which we believe will provide us with significant future project opportunities. In December 2016, NuScale submitted its design certification application to the U.S. Nuclear Regulatory Commission, a major step towards the eventual construction of the first SMR nuclear power facility. We expect our application to be approved on or before January 2021.

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

        The company is also providing support to the Department of Homeland Security. We are particularly involved in supporting the U.S. government's rapid response capabilities to address security issues and disaster relief, the latter primarily through our long-standing relationship with the Federal Emergency Management Agency and recently in support of the Army Corps of Engineers.

Diversified Services

        The Diversified Services segment provides a wide array of maintenance, modification, asset integrity, equipment and staffing services to support projects across Fluor's business lines and our clients all over the world.

        Through Stork, we provide facility start-up and management, plant and facility maintenance, operations support and asset management services to the oil and gas, chemicals, life sciences, mining and metals, consumer products and manufacturing industries. We focus on asset management solutions, as well as providing services in diverse areas such as electrical and instrumentation, fabric maintenance, mechanical and piping. We also provide inspection and integrity services to our clients to better ensure the reliable operations of their projects. This business, driven by annual operating expenditures, often benefits from large projects that originate in another of our segments which can lead to long-term maintenance or operations opportunities. Conversely, our long-term maintenance contracts can lead to larger capital projects for our other business segments when those needs arise. Our goal is to help clients improve the performance of their assets while also extending asset life.

        Our power services business line offers a variety of services to owners including fossil, renewable and nuclear plant maintenance, facility management, operations support, asset performance improvement, capital modifications and improvements, operations readiness and start-up commissioning on a global basis. We have annual maintenance and modification contracts covering full generation fleets within the utility generation market.

        Diversified Services also includes Site Services® and fleet management services through AMECO®. AMECO provides integrated construction equipment, tool, and fleet service solutions to the company and third party clients on a global basis for construction projects and plant sites. AMECO supports large construction projects and plants at locations throughout North and South America, Africa, the Middle East, Australia and Southeast Asia.

        Staffing services, also part of Diversified Services, are provided through TRS®. TRS is a global enterprise of staffing specialists that provides the company and third party clients with technical, professional and craft resources either on a contract or permanent placement basis.

Other Matters

Backlog

        Backlog represents the total amount of revenues we expect to record in the future based upon contracts that have been awarded to us. Backlog is stated in terms of gross revenues and may include significant estimated amounts of third party, subcontracted and pass-through costs.

        Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the company's segments at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in millions)
Energy, Chemicals & Mining	$16,997	$21,831
Industrial, Infrastructure & Power	7,696	15,115
Government(1)	3,771	5,194
Diversified Services(2)	2,451	2,872

Total(3)	$30,915	$45,012

(1)
U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. With respect to backlog in our Government segment, if a contract covers multiple years, we include the full contract award, whether funded or unfunded, excluding option periods. As of December 31, 2017 and 2016, total backlog includes $741 million and $2.7 billion, respectively, of unfunded government contracts. For our contingency operations, we include only those amounts for which specific task orders have been awarded.

(2)
The equipment and temporary staffing businesses in the Diversified Services segment do not report backlog or new awards. With respect to our ongoing operations and maintenance and asset integrity contracts in this segment, backlog includes the amount of revenue we expect to recognize for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable.

(3)
For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog.

        The following table sets forth our consolidated backlog at December 31, 2017 and 2016 by region:

	December 31, 2017	December 31, 2016
	(in millions)
United States	$12,908	$23,188
Asia Pacific (including Australia)	1,664	1,957
Europe, Africa and Middle East	13,420	16,732
The Americas (excluding the United States)	2,923	3,135

Total	$30,915	$45,012

        Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog denominated in foreign currencies is measured using average exchange rates. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict the portion of our December 31, 2017 backlog estimated to be performed annually subsequent to 2018. Accordingly, backlog is not necessarily indicative of future earnings or revenues and no assurances can be provided that we will ultimately realize on our backlog.

        The following table sets forth our changes in consolidated backlog in each year to reach ending backlog at December 31, 2017 and 2016:

	2017	2016
	(in millions)
Backlog at beginning of year	$45,012	$44,726
New awards	12,566	20,959
Adjustments and cancellations, net(1)	(7,597)	(2,061)
Work performed	(19,066)	(18,612)

Backlog at end of year	$30,915	$45,012

(1)
Adjustments and cancellations, net during 2017 resulted primarily from the removal of the two Westinghouse nuclear power plant projects from backlog, an adjustment to limit the contractual term of the Magnox RSRL Project to a five year term ending in August 2019 and exchange rate fluctuations. Adjustments and cancellations, net during 2016 resulted primarily from an adjustment for a liquefied natural gas project in Canada that was suspended, as well as project scope reductions and exchange rate fluctuations.

        In 2018, we expect to perform approximately 51 percent of our total backlog reported as of December 31, 2017. In comparison, during the last three years we expected to annually perform an average of 41 percent of our total year-end backlog in the subsequent fiscal year.

        For additional information with respect to our backlog, please see "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

Types of Contracts

        While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two types of contracts: (a) reimbursable contracts and (b) fixed-price, lump-sum or guaranteed maximum contracts. In some markets, we are seeing "hybrid" contracts containing both fixed-price and reimbursable elements. As of December 31, 2017, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	December 31, 2017
	(in millions)	(percentage)
Reimbursable	$19,464	63%
Fixed-Price, Lump-Sum and Guaranteed Maximum	$11,451	37%

        In accordance with industry practice, most of our contracts, including those with the U.S. government are subject to termination at the discretion of our client. In such situations, our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs.

        Under reimbursable contracts, the client reimburses us based upon negotiated rates and pays us a pre-determined or fixed fee, or a fee based upon a percentage of the cost incurred in completing the project. Our profit may be in the form of a fee, a simple mark-up applied to labor cost incurred in performing the contract, or a combination of the two. The fee element may also vary. The fee may be an incentive fee based upon achieving certain performance factors, milestones or targets; it may be a fixed amount in the contract; or it may be based upon a percentage of the cost incurred.

        Our Government segment, primarily acting as a prime contractor or a major subcontractor for a number of government programs, generally performs its services under reimbursable contracts subject to applicable statutes and regulations. In many cases, these contracts include incentive fee arrangements. The programs in question often take many years to complete and may be implemented by the award of many different contracts. Some of our government contracts are known as indefinite delivery indefinite quantity ("IDIQ") agreements. Under these arrangements, we work closely with the government to define the scope and amount of work required based upon an estimate of the maximum amount that the government desires to spend. While the scope is often not initially fully defined or does not require any specific amount of work, once the project scope is determined, additional work may be awarded to us without the need for further competitive bidding.

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

        Guaranteed maximum price contracts are reimbursable contracts except that the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. We can be responsible for some or all of the total cost of the project if the cost exceeds the guaranteed maximum price. Where the total cost is less than the negotiated guaranteed maximum price, we may receive the benefit of the cost savings based upon a negotiated agreement with the client.

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

Competition

        We are one of the world's largest providers of engineering, procurement, construction, fabrication, operations and maintenance services. The markets served by our business are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as AECOM, Bechtel Group, Inc., EMCOR Group, Inc., Jacobs Engineering Group, Inc., KBR, Inc., Kiewit Corporation, Granite Construction, Inc., and Quanta Services, Inc., and international-based companies such as ACS Actividades de Construccion y Servicios, Balfour Beatty plc, Chicago Bridge and Iron Company N.V., Chiyoda Corporation, Hyundai Engineering & Construction Company, Ltd., JGC Corporation, McDermott International, Inc., Petrofac Limited, SNC-Lavalin Group, Inc., Samsung Engineering, Stantec Inc., TechnipFMC plc, Wood Group plc, and WorleyParsons Limited.

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

        The various markets served by the Diversified Services segment, while having some similarities to the construction and procurement arena, tend also to have discrete issues impacting individual business lines. Each of the markets we serve has a large number of companies competing in its markets. In the operations and maintenance markets, barriers to entry are both financially and logistically low, with the result that the industry is highly fragmented with no single company being dominant. Competition in those markets is generally driven by reputation, price and the capacity to perform. The equipment sector, which operates in numerous markets, is highly fragmented and very competitive, with a large number of competitors mostly operating in specific geographic areas. The competition in the equipment sector for larger capital project services is more narrow and limited to only those capable of providing comprehensive equipment, tool and management services. Temporary staffing is a highly fragmented market with over 1,000 companies competing globally. The key competitive factors in this business line are price, service, quality, client relationships, breadth of service and the ability to identify and retain qualified personnel and geographic coverage.

        Key competitive factors in our Government segment are primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely, cost-efficient and compliant manner.

Significant Clients

        For 2017, revenue earned from agencies of the U.S. government and Exxon Mobil Corporation accounted for 15 percent and 13 percent, respectively, of our total revenue. We perform work for these clients under multiple contracts and sometimes through joint venture arrangements. No other client accounted for more than 10 percent of our revenues in 2017.

Raw Materials

        The principal products we use in our business include structural steel, metal plate, concrete, cable and various electrical and mechanical components. These products and components are subject to raw material (aluminum, copper, nickel, iron ore, etc.) availability and commodity pricing fluctuations, which we monitor on a regular basis. We have access to numerous global supply sources, and we do not foresee any unavailability of these items that would have a material adverse effect on our business in the near term. However, the availability of these products, components and raw materials may vary significantly from year to year due to various factors including client demand, producer capacity, market conditions and specific material shortages.

Research and Development

        Aside from our investment in NuScale, we generally do not engage in significant research and development efforts for new products and services and, during the past three fiscal years, we have not incurred costs for company-sponsored or client-sponsored research and development activities which would be material, special or unusual in any of our business segments. See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations — Power" for further discussion of the operations of NuScale.

Patents

        We hold patents and licenses for certain items that we use in our operations, including those held by NuScale and Stork. However, none is so essential that its loss would materially affect our business.

Environmental, Safety and Health Matters

        In our business, we engage in design, engineering, construction, construction management, fabrication and operations and maintenance at sites throughout the world. Work at some of these sites involves activities related to nuclear facilities, hazardous waste, hydrocarbon production, distribution and transport, the military and infrastructure. Some of our work can be performed adjacent to environmentally sensitive locations such as wetlands, lakes and rivers. We also contract with the U.S. federal government to remediate hazardous materials, including chemical agents and weapons, as well as to decontaminate and decommission nuclear sites. These activities can require us to manage, handle, remove, treat, transport and dispose of toxic, radioactive or hazardous substances. Significant fines, penalties and other sanctions may arise under environmental health and safety laws and regulations, and many of these laws call for joint and several and/or strict liability, which can render a party liable without regard to negligence or fault of such person.

        We believe, based upon present information available to us, that we are generally compliant with all such environmental health and safety laws and regulations. We further believe that our accruals with respect to future environmental costs are adequate and that any future costs will not have a material effect on our consolidated financial position, results of operations, liquidity, capital expenditures or competitive position. Some factors, however, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.

Number of Employees

        The following table sets forth the number of employees of Fluor and its subsidiaries as of December 31, 2017:

Number of Employees
Salaried Employees	31,951
Craft and Hourly Employees	24,755

Total	56,706

        The number of craft and hourly employees varies in relation to the number, size and phase of execution of projects we have in process at any particular time.

Executive Officers of the Registrant

        The following information is being furnished with respect to the company's executive officers as of December 31, 2017:

Name	Age	Position with the Company(1)
Ray F. Barnard	58	Executive Vice President, Systems and Supply Chain
James F. Brittain	59	Group President, Energy & Chemicals
Jose-Luis Bustamante	54	Executive Vice President, Business Development and Strategy
Robin K. Chopra	53	Senior Vice President and Controller
Thomas P. D'Agostino	59	Group President, Government
Taco de Haan	50	Group President, Diversified Services
Garry W. Flowers	66	Executive Vice President
Carlos M. Hernandez	63	Executive Vice President, Chief Legal Officer and Secretary
Rick Koumouris	57	Group President, Mining & Metals, Infrastructure, Power, Life Sciences & Advanced Manufacturing
Mark A. Landry	53	Senior Vice President, Human Resources
David T. Seaton	56	Chairman and Chief Executive Officer
Bruce A. Stanski	57	Executive Vice President and Chief Financial Officer

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

  James F. Brittain

        Mr. Brittain has been Group President, Energy & Chemicals since March 2017. Prior to that, he was Senior Vice President, Business Line President — Energy & Chemicals Americas from February 2014 to March 2017 and Vice President, Project Director — Energy & Chemicals from February 2009 to February 2014. Mr. Brittain joined the company in 1987.

  Jose-Luis Bustamante

        Mr. Bustamante has been Executive Vice President, Business Development and Strategy since February 2015. Prior to that, he was Senior Vice President of Business Development, Marketing and Strategic Planning — Energy & Chemicals from February 2012 to February 2015. Mr. Bustamante joined the company in 1990.

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

  Thomas P. D'Agostino

        Mr. D'Agostino has been Group President, Government since August 2017. Prior to that, he was Senior Vice President, Sales, Government from June 2015 to August 2017 and Senior Vice President of Strategic Planning and Development for Government from November 2013 to June 2015. Prior to joining the company in November 2013, he served in various roles, including Under Secretary for Nuclear Security, Administrator of the National Nuclear Security Administration (NNSA) and Deputy Administrator for Defense Programs from 2007 until his retirement in February 2013.

  Taco de Haan

        Mr. de Haan has been Group President, Diversified Services since March 2017 and Chief Executive Officer of Stork since October 2016. Prior to that, he was Senior Vice President, Business Line President — Energy & Chemicals EAME from February 2011 to October 2016. Mr. de Haan joined the company in 1995.

  Garry W. Flowers

        Mr. Flowers has been Executive Vice President, with responsibility for corporate security and special projects, since February 2017. Prior to that, he was Executive Vice President, Project Support Services from February 2014 to February 2017 and Group President, Global Services from January 2012 to February 2014. Mr. Flowers joined the company in 1978.

  Carlos M. Hernandez

        Mr. Hernandez has been Executive Vice President, Chief Legal Officer and Secretary since October 2007, when he joined the company. Prior to joining the company, he was General Counsel and Secretary of ArcelorMittal USA, Inc. from April 2005 to September 2007.

  Rick Koumouris

        Mr. Koumouris has been Group President of Mining & Metals, Infrastructure, Power and Life Sciences & Advanced Manufacturing since March 2017. Prior to that, he was Senior Vice President, Business Line President — Mining & Metals from March 2007 to March 2017. Mr. Koumouris joined the company in 1987.

  Mark A. Landry

        Mr. Landry has been Senior Vice President, Human Resources since July 2016. Prior to that, he had various roles in our Human Resources group overseeing various commercial operations from May 2014 to July 2016 and was an HR Director for Energy & Chemicals and the HR Regional Director for EAME, Asia Pacific and Australia from December 2010 to May 2014. Mr. Landry joined the company in 1989.

  David T. Seaton

        Mr. Seaton has been Chief Executive Officer since February 2011 and Chairman since February 2012. Prior to that, he was Chief Operating Officer from November 2009 to February 2011. Mr. Seaton joined the company in 1985.

  Bruce A. Stanski

        Mr. Stanski has been Executive Vice President and Chief Financial Officer since August 2017. Prior to that, he was Group President, Government from August 2009 to August 2017. Prior to joining the company in March 2009, he was President, Government and Infrastructure of KBR, Inc. from August 2007 to March 2009.

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

        The demand for our services is dependent upon the existence of projects with engineering, procurement, construction, fabrication, maintenance and management needs. Over the past few years, poor economic conditions, low commodity prices, political uncertainties and currency devaluations have adversely affected our clients' interest in approving new projects, reduced our clients' budgets for capital expenditures and otherwise caused a slowdown in the services our clients require. Despite improving conditions, our clients remain selective in how they allocate and expend their capital, which has resulted in a reduction of the number of projects we may bid on and win, especially the larger scale projects in which we specialize. In our Energy, Chemicals & Mining segment, capital expenditures by our clients may be influenced by factors such as prevailing prices and expectations about future prices for underlying commodities, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. In the power portion of our Industrial, Infrastructure & Power segment, new order activity has continued to see relatively low demand for our services in power due to stagnant demand for domestic power, coupled with improved energy efficiency and political and environmental concerns. In our mining and metal business line, while new order activity has picked up, the number and the size of the awards are less than we have historically seen due in part to volatility in the commodities and capital markets, which have caused clients in this segment to be conservative in how they allocate their investment capital for future improvements. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.

Our revenue and earnings are largely dependent on the award of new contracts, which we do not directly control.

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

        Generally our business is performed under contracts that include cost and schedule estimates in relation to our services. Inaccuracies in these estimates may lead to cost overruns that may not be paid by our clients thereby resulting in reduced profits or losses. Unforeseen increases in or failures to properly estimate the cost of raw materials, components, equipment, labor or the ability to timely obtain them may result in such cost overruns or project delays. If a contract is significant or there are one or more events that impact a contract or multiple contracts, cost overruns could have a material impact on our reputation or our financial results, negatively impacting our financial condition, results of operations or cash flow. Approximately 37 percent of the dollar-value of our backlog is currently fixed-price contracts, where we bear a significant portion of the risk for cost overruns, and we expect this percentage of fixed-price contracts to increase in subsequent years. Reimbursable contract types, such as those that include negotiated hourly billing rates, may restrict the kinds or amounts of costs that are reimbursable, therefore exposing us to risk that we may incur certain costs in executing these contracts that are above our estimates and not recoverable from our clients. If we fail to accurately estimate the resources and time necessary for these types of contracts, or fail to complete these contracts within the timeframes and costs we have agreed upon, there could be a material impact on our financial results as well as our reputation.

Our project execution activities may result in reduced profits or losses that could have a material impact on our financial condition, results of operations or cash flow.

        Because our projects are often technically complex, with multiple phases occurring over several years, we incur risks in our project execution activities. These risks could result in cost overruns, project delays or other problems and can include the following:

  •
  Unanticipated technical problems, including design or engineering issues;

  •
  Inaccurate representations of site conditions and unanticipated changes in the project execution plan;

  •
  Project modifications creating unanticipated costs or delays and failure to properly manage project modifications;

  •
  Inability to achieve guaranteed performance or quality standards with regard to engineering, construction or project management obligations;

  •
  Insufficient or inadequate project execution tools and systems needed to record, track, forecast and control cost and schedule;

  •
  Failure to accurately estimate the cost of projects;

  •
  Failure to properly make judgments in accordance with applicable professional standards, including engineering standards;

  •
  Failure to properly assess and update appropriate risk mitigation strategies and measures;

  •
  Incorrect assumptions related to productivity, scheduling estimates or future economic conditions including with respect to the impacts of inflation on lump-sum or fixed-price contracts;

  •
  Difficulties related to the performance of our clients, partners, subcontractors, suppliers or other third parties;

  •
  Delays or productivity issues caused by weather; and

  •
  Changes in local laws or difficulties or delays in obtaining permits, rights of way or approvals.

        These and other risks may result in our failure to achieve contractual cost or schedule commitments, safety performance, overall client satisfaction or other performance criteria. As a result, we may receive lower fees or lose our ability to earn incentive fees. In other cases, our fee will not change but we will have to continue to perform work without additional fee until the performance criteria is achieved. In both instances, this could result in lower than expected gross margins. In addition, if we fail to meet guaranteed performance or quality standards, we may be held responsible under the guarantee or warranty provisions of our contract for cost impact to the client, generally in the form of contractually agreed-upon liquidated damages or an obligation to re-perform substandard work. We may also be required to pay liquidated damages if we fail to complete a project on schedule. To the extent these events occur, the total cost to the project (including any liquidated damages we become liable to pay) could be material and could, in some circumstances, equal or exceed the full value of the contract. In such events, our financial condition, results of operations or cash flow could be negatively impacted.

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

        In the ordinary course of business, and as has become increasingly common in our industry, we execute specific projects and otherwise conduct certain operations through joint ventures, consortiums, partnerships and other collaborative arrangements (collectively, "ventures"), including ICA Fluor and COOEC Fluor Heavy Industries ("CFHI"). We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The ventures generally contract directly with the third party client; however, services may be performed directly by the venture, or may be performed by us, our partners, or a combination thereof.

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

        At times, we also participate in ventures where we are not a controlling party or where we team with unaffiliated parties on a particular project bid. In such instances, we may have limited control over venture decisions and actions, including internal controls and financial reporting which may have an impact on our business. If internal control problems arise within the joint venture, or if our joint venture partners have financial or operational issues, there could be a material impact on our business, financial condition or results of operations.

        The success of these and other ventures also depends, in large part, on the satisfactory performance by our venture partners of their venture obligations, including their obligation to commit working capital, equity or credit support as required by the venture and to support their indemnification and other contractual obligations. If our venture partners fail to satisfactorily perform their venture obligations, the venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery by the venture of the contracted services and to meet any performance guarantees. From time to time in order to establish or preserve a relationship, or to better ensure venture success, we may accept risks or responsibilities for the venture which are not necessarily proportionate with the reward we expect to receive or which may differ from risks or responsibilities we would normally accept in our own operations. We may also be subject to joint and several liability for our venture partners under the applicable contracts for venture projects. These additional obligations could result in reduced profits or, in some cases, increased liabilities or significant losses for us with respect to the venture, and in turn, our business and operations. In addition, a failure by a venture partner to comply with applicable laws, rules or regulations could negatively impact our business and could result in fines, penalties, suspension or in the case of government contracts even debarment.

From time to time, we are involved in litigation proceedings, potential liability claims and contract disputes which may reduce our profits.

        We may be subject to a variety of legal proceedings, liability claims or contract disputes in virtually every part of the world. We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage. In addition, the nature of our business results in clients, subcontractors and suppliers occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. During times of economic uncertainty, especially with regard to our commodity-based clients, claim frequencies and amounts tend to increase.

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

        We occasionally bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our subcontractors and suppliers. If we fail to properly provide notice or document the nature of change orders or claims, or are otherwise unsuccessful in negotiating a reasonable settlement, we could incur reduced profits, cost overruns and in some cases a loss on the project. These types of claims can often occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional cost, both direct and indirect. From time to time, these claims can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and while unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.

Cyber-security breaches of our systems and information technology could adversely impact our ability to operate.

        We utilize, develop, install and maintain a number of information technology systems both for us and for others. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party's information entrusted to us) from disclosure. Our computer systems face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information as well as the confidential and proprietary information of our clients and other business partners. While we endeavor to maintain industry-accepted security measures and technology to secure our computer systems and while we endeavor to ensure our cloud vendors that store our data maintain similar measures, these systems and the information stored on these systems may still be subject to threats. A party who circumvents our security measures could misappropriate confidential or proprietary information, or could cause damage or interruptions to our systems. Any of these events could damage our reputation or have a material adverse effect on our business, financial condition, results of operations or cash flows.

We have international operations that are subject to foreign economic and political uncertainties and risks. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

        Our business is subject to international economic and political conditions that change (sometimes frequently) for reasons which are beyond our control. As of December 31, 2017, approximately 58 percent of our backlog consisted of revenue to be derived from projects and services to be completed outside the United States. We expect that a significant portion of our revenue and profits will continue to come from international projects for the foreseeable future.

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

  •
  other social, political and economic instability;

  •
  international hostilities; and

  •
  unrest, civil strife, acts of war, terrorism and insurrection.

        Also, the lack of a well-developed legal system in some of the countries where we operate may make it difficult to enforce our contractual rights or to defend ourself against claims made by others. We operate in locations where there is a significant amount of political risk. In addition, military action or continued unrest could impact the supply or pricing of oil, disrupt our operations in the region and elsewhere, and increase our security costs. Our level of exposure to these risks will vary on each project, depending on the location of the project and the particular stage of each such project. For example, our risk exposure with respect to a project in an early development phase, such as engineering, will generally be less than our risk exposure on a project that is in the construction phase. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions and risks, we may experience project disruptions and losses. Project disruptions and losses could significantly reduce our overall revenue and profits.

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenue or earnings.

        As of December 31, 2017, our backlog was approximately $30.9 billion. Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable or will not be subject to delay or suspension. Project cancellations, scope adjustments or deferrals, or foreign currency fluctuations may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn; or, may cause the rate at which we perform on our backlog to decrease. Most of our contracts have termination for convenience provisions in them allowing clients to cancel projects already awarded to us. Our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs. In addition, projects may remain in our backlog for an extended period of time. During periods of economic slowdown, or decreases and/or instability in commodity prices, the risk of backlog projects being suspended, delayed or cancelled generally increases. Finally, poor project or contract performance could also impact our backlog and profits. Such developments could have a material adverse effect on our business and our profits.

If we experience delays and/or defaults in client payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

        Because of the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from clients in amounts sufficient to cover expenditures as they are incurred. Some of our clients may find it increasingly difficult to pay invoices for our services timely, especially as commodity prices are volatile or relatively low, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients for our large projects are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it may be difficult for us to collect payments owed to us by these clients. In addition, clients may request extension of the payment terms otherwise agreed to under our contracts. Delays in client payments may require us to make a working capital investment, which could impact our cash flows and liquidity. If a client fails to pay invoices on a timely basis or defaults in making its payments on a project in which we have devoted significant resources, there could be a material adverse effect on our results of operations or liquidity.

We are dependent upon suppliers and subcontractors to complete many of our contracts.

        Some of the work performed under our contracts is actually performed by third-party subcontractors. We also rely on third-party suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a fixed-price type contract, we may suffer losses on these contracts. If a supplier or subcontractor fails to provide supplies, technology, equipment or services as required under a contract to us, our joint venture partner, our client or any other party involved in the project for any reason, or provides supplies, technology, equipment or services that are not an acceptable quality, we may be required to source those supplies, technology, equipment or services on a delayed basis or at a higher price than anticipated, which could impact contract profitability. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications. These risks may be intensified during an economic downturn if these suppliers or subcontractors experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the services or supplies necessary for our business. In addition, in instances where we rely on a single contracted supplier or subcontractor or a small number of suppliers or subcontractors, if a subcontractor or supplier were to fail, there can be no assurance that the marketplace can provide replacement technology, equipment, materials or services in a timely basis or at the costs we had anticipated. A failure by a third-party subcontractor or supplier to comply with applicable laws, rules or regulations could negatively impact our business and could result in fines, penalties, suspension, or in the case of government contracts, even debarment.

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

        We enter into significant government contracts, from time to time, such as those contracts that we have in place with the U.S. Department of Energy and Department of Defense. U.S. government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls, which could result in withholding or delay of payments to us. U.S. government contracts are also subject to uncertainties associated with Congressional funding, including the potential impacts of budget deficits and federal sequestration. A significant portion of our business is derived as a result of U.S. government regulatory, military and infrastructure priorities. Changes in these priorities, which can occur due to policy changes or changes in the economy, could adversely impact our revenues. The U.S. government is under no obligation to maintain program funding at any specific level, and funds for a program may even be eliminated. Our U.S. government clients may terminate or decide not to renew our contracts with little or no prior notice.

        In addition, U.S. government contracts are subject to specific regulations such as the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Service Contract Act and Department of Defense security regulations. Failure to comply with any of these regulations and other government requirements may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are also subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the U.S. Defense Contract Audit Agency (the "DCAA"). The DCAA reviews the adequacy of and our compliance with our internal control systems and policies (including our labor, billing, accounting, purchasing, estimating, compensation and management information systems). The DCAA also has the ability to review how we have accounted for costs under the FAR and CAS. The DCAA presents its report findings to the Defense Contract Management Agency ("DCMA"). Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, or if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed or we could be required to refund previously collected payments. Additionally, we may be subject to criminal and civil penalties, suspension or debarment from future government contracts, and qui tam litigation brought by private individuals on behalf of the U.S. government under the False Claims Act, which could include claims for treble damages. Furthermore, in this environment, if we have significant disagreements with our government clients concerning costs incurred, negative publicity could arise which could adversely affect our industry reputation and our ability to compete for new contracts in the government arena or otherwise.

        Most U.S. government contracts are awarded through a rigorous competitive process. The U.S. government has increasingly relied upon multiple-year contracts with pre-established terms and conditions that generally require those contractors that have been previously awarded the contract to engage in an additional competitive bidding process for each task order issued under the contract. Such processes require successful contractors to anticipate requirements and develop rapid-response bid and proposal teams as well as dedicated supplier relationships and delivery systems to react to these needs. We face rigorous competition and significant pricing pressures in order to win these task orders. If we are not successful in reducing costs or able to timely respond to government requests, we may not win additional awards. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-

represented minority contractors. Our inability to win or renew government contracts during the procurement processes could harm our operations and reduce our profits and revenues.

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

        Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (a large portion of which was defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration began on March 1, 2013. Although the Bipartisan Budget Act of 2013 provides some sequester relief until the end of 2017, absent additional legislative or other remedial action, the sequestration requires reduced U.S. federal government spending from 2018 through 2025. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

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

        We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in a lower or higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. For example, recently enacted tax reform legislation in the U.S. could significantly impact our provision for income taxes. In addition, significant judgment is required in determining our worldwide provision for income taxes and our determinations could be found to be incorrect. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. Future increases in our tax rate or adverse changes in tax laws could have a material adverse effect on our profitability and liquidity.

Systems and information technology interruption, as well as new systems implementation, could adversely impact our ability to operate and our operating results.

        As a global company, we are heavily reliant on computer, information and communications technology and related systems, some of which are hosted by third party providers, in order to operate. From time to time, we experience system interruptions and delays that may be planned for upgrades or that may be unplanned. Unplanned interruptions include natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions. Any of these or other events could cause system interruption, delays, loss of critical or sensitive data (including personal or financial data) or loss of funds; could delay or prevent operations (including the processing of transactions and reporting of financial results); and could adversely affect our reputation or our operating results. While we have and require the maintenance of reasonable safeguards designed to protect against unavailability or loss of data, these safeguards may not be sufficient. We may be required to expend significant resources to protect against or alleviate damage caused by systems interruptions and delays, which could have a material adverse effect on our business and cash flows.

        We continue to evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products, to improve the efficiency of our systems and for other business reasons. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. And, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our personnel concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, suppliers, agents and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor compliance. We cannot assure that our internal controls and procedures always will protect us from the possible reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, agents, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and loss of reputation, any of which could have a material adverse effect on our business. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if ultimately such litigation or investigations demonstrate that we did not violate anti-bribery laws, could be costly and could divert management's attention away from other aspects of our business.

Damage to our reputation could in turn cause damage to our business.

        Maintaining our reputation is critical to attracting and maintaining our clients and other business relationships. If we fail to address issues that may give rise to reputational risk, we could significantly harm our business. These issues may include, but are not limited to, any of the risk factors discussed in this Item 1A, including compliance with laws, project execution risk, cyber security and safety. If our reputation is harmed, we could suffer a number of adverse consequences, such as:

  •
  reduced demand for our services;

  •
  lack of investor confidence;

  •
  less favorable credit rating;

  •
  the inability to attract and retain qualified employees;

  •
  a loss of or reduction in scope of current project contracts and fewer contract awards;

  •
  less favorable contract terms;

  •
  increased litigation and costs; and

  •
  heightened regulatory scrutiny.

        These and other consequences resulting from damage to our reputation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

New or changing legal requirements, including those relating to climate change, could adversely affect our operating results.

        Our business and results of operations could be affected by the passage of climate change, defense, environmental, infrastructure, trade and other laws, policies and regulations. For example, growing concerns about climate change may result in the imposition of additional environmental regulations. Legislation, international protocols or treaties, regulation or other restrictions on emissions could affect our clients, including those who (a) are involved in the exploration, production or refining of fossil fuels such as our energy and chemicals clients, (b) emit greenhouse gases through the combustion of fossil fuels, including some of our power business clients or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition. However, legislation and regulation regarding climate change could also increase the pace of development of carbon capture and storage projects, alternative transportation, alternative energy facilities, such as wind farms or nuclear reactors or incentivize increased implementation of clean fuel projects which could positively impact the demand for our services. As another example, the implementation of trade barriers, countervailing duties, or border taxes, or the addition, relaxation or repeal of laws, policies and regulations regarding the industries and sectors in which we work could result in a decline in demand for our services, or may make the manner in which we perform our services, especially from outside the United States, less cost efficient. Furthermore, changes to existing trade agreements may impact our business operations. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us and our customers.

We could be adversely impacted if we fail to comply with domestic and international import and export laws.

        Our global operations require importing and exporting goods and technology across international borders on a regular basis. Our policies mandate strict compliance with U.S. and foreign international trade laws. To the extent we export technical services, data and products outside of the United States, we are subject to U.S. and international laws and regulations governing international trade and exports including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control with the Department of Treasury. From time to time, we identify certain inadvertent or potential export or related violations. These violations may include, for example, transfers without required governmental authorization. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges, and suspension or debarment from participation in U.S. government contracts.

Past and future environmental, safety and health regulations could impose significant additional cost on us that reduce our profits.

        We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials, including nuclear and other radioactive materials, which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. The applicable regulations, as well as the length of time available to comply with those regulations, continue to develop and change. The cost of complying with rulings and regulations, satisfying any environmental remediation requirements for which we are found responsible, or satisfying claims or judgments alleging personal injury, property damage or natural resource damages as a result of exposure to or contamination by hazardous materials, including as a result of commodities such as lead or asbestos-related products, could be substantial, may not be covered by insurance, could reduce our profits, and therefore, could materially impact our future operations.

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

        Certain of our contracts subject us to foreign currency risk, particularly when project contract revenue is denominated in a currency different than the contract costs. In addition, our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally and meet transactional requirements. We may attempt to minimize our exposure to foreign currency risk by obtaining contract provisions that protect us from foreign currency fluctuations and/or by implementing hedging strategies utilizing derivatives as hedging instruments. However, these actions may not always eliminate all foreign currency risk, and as a result, our profitability on certain projects could be affected.

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

        Our success is dependent, in part, on our ability to differentiate our services through our technologies and know-how. This success includes the ability of companies in which we invest, such as NuScale to protect their intellectual property rights. We rely principally on a combination of patents, copyrights, trade secrets, confidentiality agreements and other contractual arrangements to protect our interests. However, these methods only provide a limited amount of protection and may not adequately protect our interests. Our employees, contractors and joint venture partners are subject to confidentiality obligations, but this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or infringement of our intellectual property rights. This can be especially true in certain foreign countries that do not protect intellectual property rights to the same extent as the laws of the United States, or when our joint venture partner is a competitor who will gain access to our procedures and know-how while working with us in the performance of services.

        Our clients require broad ownership rights in the work product and other materials we deliver. If we are not able to retain ownership of our pre-existing intellectual property and improvements thereto, it may affect our ability to provide similar services to other clients in the future, which ultimately, could have a material adverse effect on our operations.

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

        We also hold licenses from third parties which may be utilized in our business operations. If we are no longer able to license such technology on commercially reasonable terms or otherwise, our business and financial performance could be adversely affected. When we license our intellectual property to third parties, the scope of such license grant is limited to a particular plant or project. If such third party exceeds the scope of the license grant, and if we are unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights, our revenue and margins will be adversely impacted, and the value of our intellectual property portfolio may decline thereby adversely affecting our competitive advantage and ability to win future work.

Adverse credit and financial market conditions could impair our, our clients' and our partners' borrowing capacity, which could negatively affect our business operations, profits and growth objectives.

        Our ongoing ability to generate cash is important for the funding of our continuing operations, investing in joint ventures, the servicing of our indebtedness, paying dividends to stockholders and making acquisitions. To the extent that existing cash balances and cash flow from operations, together with borrowing capacity under our existing credit facilities, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are acceptable to us. Furthermore, if global economic, political or other market conditions adversely affect the financial institutions which provide credit to us, it is possible that our ability to draw upon our credit facilities may be impacted. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

        In addition, adverse credit and financial market conditions could also adversely affect our clients' and our partners' borrowing capacity, which support the continuation and expansion of projects worldwide, and could result in contract cancellations or suspensions, project award and execution delays, payment delays or defaults by our clients. These disruptions could materially impact our backlog and profits. If we extend a significant portion of credit to our clients or projects in a specific geographic region or industry, we may experience higher levels of collection risk or non-payment if those clients are impacted by factors specific to their geographic industry or region. Finally, our business has traditionally lagged recoveries in the general economy, and therefore may not recover as quickly as the economy as a whole.

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

Although we expect to realize certain benefits as a result of our acquisitions and investments, there is a possibility that we may be unable to successfully integrate our businesses or capitalize upon our investments in order to realize the anticipated benefits of these acquisitions and investments or do so within the intended timeframe.

        Whenever we make an acquisition or investment, we have and will continue to devote significant management attention and resources to integrating or aligning the business practices and operations of companies we acquire or invest in. Difficulties we may encounter in the integration/alignment process include:

  •
  A delay in the integration or alignment of management teams, strategies, operations, products and services;

  •
  Diversion of the attention of management as a result of the acquisition or investment;

  •
  The consequences of a change in tax treatment, including the costs of integration/consolidation and compliance, and the possibility that the anticipated benefits of the acquisition/investment will not be realized;

  •
  Differences in corporate culture and management philosophies;

  •
  The ability to retain key personnel;

  •
  The challenges of integrating or aligning complex systems, technology, networks and other assets into or to be compatible with ours in a way that minimizes any adverse effects on the business; and

  •
  Potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition or investment, including the costs to integrate or consolidate beyond current estimates.

        Any of these factors could affect each company's ability to maintain business relationships or our ability to achieve the anticipated benefits of the acquisition or investment, or could reduce our earnings or otherwise adversely affect our business and financial results.

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

Location	Interest
United States:
Greenville, South Carolina	Owned
Houston (Sugar Land), Texas	Leased
Irving, Texas (Corporate Headquarters)	Owned
Southern California (Aliso Viejo and Long Beach)	Leased
Canada:
Calgary, Alberta	Owned
Vancouver, British Columbia	Leased
Latin America:
Buenos Aires, Argentina	Leased
Mexico City, Mexico	Leased
Santiago, Chile	Owned and Leased
Europe, Africa and Middle East:
Al Khobar, Saudi Arabia	Owned
Amsterdam, the Netherlands	Owned
Farnborough, England	Owned and Leased
Gliwice, Poland	Owned
Johannesburg, South Africa	Leased
Asia/Asia Pacific:
Cebu, the Philippines	Leased
Manila, the Philippines	Owned and Leased
New Delhi, India	Leased
Perth, Australia	Leased
Shanghai, China	Leased

        We also lease or own a number of sales, administrative and field construction offices, warehouses and equipment yards strategically located throughout the world. In addition, through various joint ventures, we own or lease fabrication yards in China, Mexico, Canada and Russia.

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

	Common Stock
	Price Range
			Dividends Per Share
	High	Low
Year Ended December 31, 2017
Fourth Quarter	$52.03	$42.00	$0.21
Third Quarter	$46.78	$37.04	$0.21
Second Quarter	$53.03	$43.65	$0.21
First Quarter	$58.37	$49.85	$0.21
Year Ended December 31, 2016
Fourth Quarter	$57.78	$44.05	$0.21
Third Quarter	$54.45	$47.91	$0.21
Second Quarter	$55.69	$45.80	$0.21
First Quarter	$55.48	$39.48	$0.21

        Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See "Item 1A. — Risk Factors."

        At February 16, 2018, there were 139,907,306 shares outstanding and 4,687 stockholders of record of the company's common stock. The company estimates there were an additional 167,720 stockholders whose shares were held by banks, brokers or other financial institutions at February 6, 2018.

Issuer Purchases of Equity Securities

        The following table provides information as of the three months ended December 31, 2017 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
October 1–October 31, 2017	—	$—	—	11,610,219
November 1–November 30, 2017	—	—	—	11,610,219
December 1–December 31, 2017	—	—	—	11,610,219

Total	—	$—	—

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

Item 6.    Selected Financial Data

        The following table presents selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in "Item 15. — Exhibits and Financial Statement Schedules." Amounts are expressed in millions, except for per share and employee information:

	Year Ended December 31,
	2017	2016	2015	2014	2013

CONSOLIDATED OPERATING RESULTS
Total revenue	$19,521.0	$19,036.5	$18,114.0	$21,531.6	$27,351.6
Earnings from continuing operations before taxes	386.4	546.6	726.6	1,204.9	1,177.6
Amounts attributable to Fluor Corporation:
Earnings from continuing operations(1)	$191.4	281.4	$418.2	$715.5	$667.7
Loss from discontinued operations, net of taxes	—	—	(5.7)	(204.6)	—

Net earnings(1)	$191.4	$281.4	$412.5	$510.9	$667.7
Basic earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations(1)	$1.37	$2.02	$2.89	$4.54	$4.11
Loss from discontinued operations, net of taxes	—	—	(0.04)	(1.30)	—

Net earnings(1)	$1.37	$2.02	$2.85	$3.24	$4.11
Diluted earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations(1)	$1.36	$2.00	$2.85	$4.48	$4.06
Loss from discontinued operations, net of taxes	—	—	(0.04)	(1.28)	—

Net earnings(1)	$1.36	$2.00	$2.81	$3.20	$4.06
Cash dividends per common share declared	$0.84	$0.84	$0.84	$0.84	$0.64
Return on average shareholders' equity(2)	5.9%	9.1%	13.6%	20.1%	18.6%
CONSOLIDATED FINANCIAL POSITION
Current assets	$5,601.3	$5,610.3	$5,105.4	$5,417.8	$5,757.9
Current liabilities	3,574.2	3,816.0	2,935.4	3,330.9	3,407.2

Working capital	2,027.1	1,794.3	2,170.0	2,086.9	2,350.7
Property, plant and equipment, net	1,093.7	1,017.2	892.3	980.3	967.0
Total assets	9,327.7	9,216.4	7,625.4	8,187.5	8,320.7
Capitalization
1.750% Senior Notes	597.7	523.6	—	—	—
3.375% Senior Notes	496.9	496.0	495.2	494.3	493.5
3.5% Senior Notes	493.3	492.4	491.4	490.4	—
1.5% Convertible Senior Notes	—	—	—	18.3	18.4
Revolving Credit Facility	—	52.7	—	—	—
Other debt obligations	31.1	35.5	—	10.4	11.4
Shareholders' equity	3,342.3	3,125.2	2,997.3	3,110.9	3,757.0

Total capitalization	4,961.3	4,725.4	3,983.9	4,124.3	4,280.3
Common shares outstanding at year end	139.9	139.3	139.0	148.6	161.3
OTHER DATA
New awards	$12,565.6	$20,959.2	$21,846.2	$28,831.1	$25,085.6
Backlog at year end(3)	30,915.4	45,011.9	44,726.1	42,481.5	34,907.1
Capital expenditures	283.1	235.9	240.2	324.7	288.5
Cash provided by operating activities	602.0	705.9	849.1	642.6	788.9
Cash utilized by investing activities	(484.3)	(741.4)	(66.5)	(199.1)	(234.6)
Cash utilized by financing activities	(215.5)	(10.4)	(728.2)	(666.4)	(369.6)
Employees at year end
Salaried employees	31,951	28,681	27,195	27,643	29,425
Craft/hourly employees	24,755	32,870	11,563	9,865	8,704

Total employees	56,706	61,551	38,758	37,508	38,129

(1)
Net earnings attributable to Fluor Corporation in 2017 included pre-tax charges totaling $260 million (or $1.18 per diluted share) resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects in the southeastern United States, pre-tax charges totaling $44 million (or $0.20 per diluted share) resulting from forecast revisions for estimated cost increases on a downstream project and the adverse impact of recently enacted U.S. tax reform legislation of $37 million (or $0.27 per diluted share).

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

  See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34 to 51 and Notes to Consolidated Financial Statements on pages F-8 to F-51 for additional information relating to significant items affecting the results of operations for 2015 - 2017.

(2)
Return on average shareholders' equity is calculated based on net earnings from continuing operations attributable to Fluor Corporation divided by the average shareholders' equity of the five most recent quarters.

(3)
Total backlog included $741 million, $2.7 billion, $912 million, $2.1 billion and $983 million of unfunded portion of multi-year government contracts new awards as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

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

Results of Operations

        Consolidated revenue was $19.5 billion, $19.0 billion and $18.1 billion during 2017, 2016 and 2015, respectively. During both 2017 and 2016, revenue growth in the Industrial, Infrastructure & Power, Government and Diversified Services segments was partially offset by revenue declines in the Energy, Chemicals & Mining segment.

        Earnings from continuing operations before taxes for 2017 decreased 29 percent to $386 million from $547 million in 2016. Earnings in 2017 were adversely affected by pre-tax charges totaling $304 million resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects in the southeastern United States and a downstream project. Earnings in 2016 were adversely affected by pre-tax charges totaling $265 million related to forecast revisions for estimated cost increases on a petrochemicals project in the United States. Apart from the adverse effects of the forecast revisions in both years, earnings in 2017 declined primarily in the Energy, Chemicals & Mining segment.

        Earnings from continuing operations before taxes for 2016 decreased 25 percent to $547 million from $727 million in 2015. As discussed above, earnings in 2016 were adversely affected by pre-tax charges totaling $265 million related to forecast revisions for estimated cost increases on a petrochemicals project, which were partially offset by higher contributions from power projects in the Industrial, Infrastructure & Power segment. Earnings from continuing operations before taxes for 2016 were also affected by higher corporate general and administrative expenses.

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

        As discussed in Note 2 of the Notes to Consolidated Financial Statements, the company recorded an after-tax loss from discontinued operations of $6 million (net of taxes of $3 million) during 2015 resulting from the settlement of lead exposure cases and the payment of legal fees related to the divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri, which the company sold in 1994. The company filed suit against the buyer seeking indemnification for all liabilities arising from these lead exposure cases.

        The effective tax rate on earnings from continuing operations was 31.6%, 40.1%, and 33.8% for 2017, 2016, and 2015, respectively. The effective tax rate for 2017 was unfavorably impacted by a $37 million tax charge resulting from the enactment on December 22, 2017 of comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act"), as further discussed in Note 4 of the Notes to Consolidated Financial Statements. Apart from the impact of the Act, the effective tax rate for 2017 benefited from the release of a deferred tax liability as a result of the restructuring of certain international operations and a worthless stock deduction for an insolvent foreign subsidiary. These benefits were partially offset by the establishment of valuation allowances on certain foreign net operating loss carryforwards.

        The 2016 rate was unfavorably impacted by foreign losses without a tax benefit and by an adjustment to deferred tax assets as a result of the issuance of U.S. Treasury regulations under Internal Revenue Code Section 987 for foreign currency translation gains and losses. The unfavorable impact was partially offset by a benefit from the resolution of an IRS audit for tax years 2012 - 2013 and the domestic production activities deduction. The 2015 rate was impacted unfavorably by foreign losses without a tax benefit, partially offset by benefits resulting from an IRS settlement for tax years 2004 - 2005 and the conclusion of an IRS audit for tax years 2009 - 2011. All periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

        Diluted earnings per share from continuing operations in 2017 decreased to $1.36 from $2.00 in 2016. Diluted earnings per share in 2017 were adversely affected by charges totaling $1.38 per diluted share resulting from forecast revisions for estimated cost growth at the three power plant projects and the downstream project mentioned above as well as the impact of recently enacted U.S. tax reform legislation of $0.27 per diluted share. Diluted earnings per share from continuing operations in 2016 were adversely affected by forecast revisions for estimated cost increases on the petrochemicals project mentioned above of $1.20 per diluted share. Diluted earnings per share from continuing operations in 2015 were $2.85, including a pension settlement charge of $1.04 per diluted share.

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

        The company's margins, in some cases, may be favorably or unfavorably impacted by a change in the mix of work performed or a change in the amount of materials and customer-furnished materials, which are accounted for as pass-through costs. Segment profit margins are generally higher during the earlier stages of the project life cycle as project execution activities are more heavily weighted to higher margin engineering activities rather than lower margin construction activities, particularly when there is a significant amount of materials, including customer-furnished materials, recognized during construction. For example, during 2017, margins in the company's Energy, Chemicals & Mining segment were adversely affected by a shift in the mix of work from higher margin engineering activities to lower margin construction activities.

        The Energy, Chemicals & Mining segment remains well positioned for new project activity; however, delays in final investment decisions continue to affect the timing of new awards.

        Consolidated new awards in 2017 were $12.6 billion compared to $21.0 billion in 2016 and $21.8 billion in 2015. All business segments contributed to the new award activity in 2017, including a mining project in Chile, a power restoration project in Puerto Rico, a contract extension for the LOGCAP IV program, a propylene oxide project in Texas and infrastructure projects in the United States and the Netherlands. The Energy, Chemicals & Mining; Industrial, Infrastructure & Power; and Government segments were the significant drivers of new award activity during 2016, including an award for the Tengiz Oil Expansion Project in Kazakhstan which was awarded in the third quarter. The Energy, Chemicals & Mining and Industrial, Infrastructure & Power segments were the major contributors to the new award activity during 2015. Approximately 53 percent of consolidated new awards for 2017 were for projects located outside of the United States compared to 46 percent for 2016.

        Consolidated backlog was $30.9 billion as of December 31, 2017, $45.0 billion as of December 31, 2016, and $44.7 billion as of December 31, 2015. The decrease in backlog at the end of 2017 primarily resulted from the removal of two nuclear power plant projects for Westinghouse Electric Company LLC ("Westinghouse") and an adjustment to limit the contractual term of the Magnox nuclear decommissioning project in the United Kingdom (the "Magnox RSRL Project") to a five year term, as well as new award activity being outpaced by work performed. The higher backlog at the end of 2016 was due to significant new awards and project adjustments in the Energy, Chemicals & Mining and Industrial, Infrastructure & Power segments, partially offset by an adjustment for a liquefied natural gas project that was suspended in the third quarter. As of December 31, 2017, approximately 58 percent of consolidated backlog related to projects located outside of the United States compared to 48 percent as of December 31, 2016.

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

        In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. ("CFHI"), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China's Guangdong province. The company made additional investments of $62 million in 2016 and $26 million in 2017 and has a future funding commitment of $52 million.

        For a more detailed discussion of the operating performance of each business segment, corporate general and administrative expense and other items, see "— Segment Operations" and "— Corporate, Tax and Other Matters" below.

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

        Engineering and Construction Contracts    Contract revenue is recognized on the percentage-of-completion method based on contract cost incurred to date compared to total estimated contract cost. Contracts are generally segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. The percentage-of-completion method of revenue recognition requires the company to prepare estimates of cost to complete for contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. The majority of the company's engineering and construction contracts provide for reimbursement on a cost-plus, fixed-fee or percentage-fee basis. As of December 31, 2017, 63 percent of the company's backlog was reimbursable while 37 percent was for fixed-price or lump-sum contracts. In certain instances, the company provides guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentive fees or liquidated damages. In addition, increases in contract cost can result in non-recoverable cost which could exceed revenue realized from the projects. The company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the company's work on a project. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

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

As of December 31, 2017 and 2016, the company had recorded $124 million and $61 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract work in progress. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $18 million and $41 million as of December 31, 2017 and 2016, respectively. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 605-35-25.

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

        For construction partnerships and joint ventures, unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The cost and equity methods of accounting are also used, depending on the company's respective ownership interest and amount of influence on the entity, as well as other factors. At times, the company also executes projects through collaborative arrangements for which the company recognizes its relative share of revenue and cost.

        Deferred Taxes and Uncertain Tax Positions    Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. As discussed in Note 4 of the Notes to Consolidated Financial Statements, enactment of the Act on December 22, 2017 significantly changed how U.S. corporations are taxed. The Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Act, the use of significant estimates in calculations, and the preparation and analysis of information not previously considered relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Act will be applied or otherwise administered that is different from the company's interpretation. As the company completes its analysis of the Act, collects and prepares necessary data, and interprets any additional guidance, the company may make adjustments to provisional amounts over the next twelve months that may materially impact the company's provision for income taxes in the period in which the adjustments are made.

        As of December 31, 2017, the company had deferred tax assets of $618 million which were partially offset by a valuation allowance of $100 million and further reduced by deferred tax liabilities of $202 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowance for 2017 primarily relates to the deferred tax assets on certain net operating loss carryforwards in certain jurisdictions for U.S. and non-U.S. subsidiaries. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company's effective tax rate on future earnings.

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

        Retirement Benefits    The company accounts for its defined benefit pension plans in accordance with ASC 715-30, "Defined Benefit Plans — Pension." As required by ASC 715-30, the unfunded or overfunded projected benefit obligation is recognized in the company's financial statements. Assumptions concerning discount rates, long-term rates of return on plan assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Assuming no changes in current assumptions, the company expects to contribute up to $25 million to its defined benefit pension plans in 2018, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities would increase by approximately $57 million.

Segment Operations

        The company provides professional services in the fields of engineering, procurement, construction, fabrication and modularization, commissioning and maintenance, as well as project management services, on a global basis and serves a diverse set of industries worldwide. During the first quarter of 2017, the company changed the name of the Maintenance, Modification & Asset Integrity segment to Diversified Services. The company now reports its operating results in the following four reportable segments: Energy, Chemicals & Mining; Industrial, Infrastructure & Power; Government; and Diversified Services. For more information on the business segments see "Item 1. — Business" above.

Energy, Chemicals & Mining

        Revenue and segment profit for the Energy, Chemicals & Mining segment are summarized as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015

Revenue	$9,376.7	$9,754.2	$11,865.4
Segment profit	454.7	401.5	866.6

        Revenue in 2017 decreased 4 percent compared to 2016, primarily due to reduced volume of project execution activity for chemicals projects completed in 2016 or nearing completion in 2017, partially offset by an increase in construction activities for an, upstream project and several downstream and mining and metals projects. Revenue in 2016 decreased by 18 percent compared to 2015, primarily due to a significant decline in volume of the mining and metals business line, as well as a reduced volume of project execution activities for certain large chemicals projects that were completed or nearing completion in the prior year. Revenue in 2016 was also adversely affected by forecast revisions for a large petrochemical project in the United States.

        Segment profit in 2017 increased compared to 2016 due to the adverse impact of forecast revisions in 2016. Normalizing for the adverse effects of the forecast revisions in 2016, segment profit declined in 2017 due to lower volume of project execution activity for chemicals projects nearing completion, a continued shift in mix from higher margin engineering to lower margin construction activities, and a forecast revision for estimated cost increases on a downstream project. Segment profit in 2016 significantly decreased compared to 2015. Segment profit in 2016 was adversely affected by forecast revisions for estimated cost increases on the petrochemicals project in the United States of $265 million. The decrease in segment profit in 2016 was also driven by reduced contributions from the mining and metals business line and certain upstream projects that were completed or nearing completion in 2015.

        Segment profit margin was 4.8 percent, 4.1 percent and 7.3 percent for the years ended December 31, 2017, 2016 and 2015, respectively. The change in segment profit margin in 2017 was primarily attributable to the same factors that affected revenue and segment profit. Segment profit margin in 2016 was primarily affected by forecast revisions on the large petrochemicals project discussed above.

        New awards in the Energy, Chemicals & Mining segment were $5.4 billion in 2017, $8.4 billion in 2016 and $12.0 billion in 2015. New awards in 2017 included an offshore project in the North Sea, a mining project in Chile, a propylene oxide project in Texas, a petrochemical project in Malaysia and two refinery projects in Texas. New awards in 2016 included an upstream project for the Tengiz Oil Expansion Project in Kazakhstan and a bauxite mine project in Guinea. New awards in 2015 included a refinery project in Kuwait, a large natural gas transmission project in the United States, production and chemicals work in Canada, and additional refinery projects in Europe and the United States.

        Backlog for the Energy, Chemicals & Mining segment was $17.0 billion as of December 31, 2017, $21.8 billion as of December 31, 2016 and $29.4 billion as of December 31, 2015. The reduction in backlog during 2017 resulted primarily from new award activity being outpaced by work performed. The reduction in backlog during 2016 resulted primarily from an adjustment for a liquefied natural gas project in Canada that was suspended in the third quarter of 2016, as well as new award activity being outpaced by work performed. While commodity prices have improved, clients continue to delay final investment decisions.

        Total assets in the segment were $1.8 billion as of December 31, 2017 and $2.3 billion as of December 31, 2016.

Industrial, Infrastructure & Power

        Revenue and segment profit for the Industrial, Infrastructure & Power segment are summarized as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015

Revenue	$4,367.5	$4,094.5	$2,264.0
Segment profit (loss)	(170.8)	135.8	(44.9)

        Revenue in 2017 increased 7 percent compared to 2016 primarily due to increased project execution activity for several life sciences and advanced manufacturing projects, partially offset by reduced levels of project execution for two nuclear projects. Revenue in 2016 increased 81 percent compared to 2015, primarily due to increased project execution activities in the power business line for several projects, including two nuclear projects and several gas-fired power plants in the southeastern United States.

        Segment profit in 2017 was adversely affected by pre-tax charges of $260 million resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects. Segment profit increased significantly in 2016 compared to 2015 primarily due to the higher volume of project execution activities for the power projects mentioned in the paragraph above, as well as the adverse impact in 2015 of a loss of $60 million resulting from forecast revisions on a large gas-fired power plant in Brunswick County, Virginia. The change in segment profit margins in 2017 and 2016 were primarily attributable to the same factors impacting segment profit in those years.

        The Industrial, Infrastructure & Power segment includes the operations of NuScale, which are primarily research and development activities. NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit, were $76 million, $92 million and $80 million for 2017, 2016 and 2015, respectively.

        New awards in the Industrial, Infrastructure & Power segment were $2.6 billion during 2017, $6.2 billion during 2016 and $7.1 billion during 2015. New awards in 2017 included the Southern Gateway project in Texas, the A10 Zuidasdok infrastructure project in Amsterdam and the Green Line Light Rail Extension project in Boston. New awards in 2016 were primarily in the infrastructure business line and included the Purple Line Light Rail Transit project in Maryland, the Loop 202 South Mountain Freeway project in Arizona, the Port Access Road project in South Carolina, an award on a combined-cycle power plant in Greensville County, Virginia and a pharmaceutical manufacturing facility in North Carolina. New awards in 2015 included an award from Westinghouse to manage the construction workforce at two nuclear power plant projects in South Carolina ("V.C. Summer") and Georgia ("Plant Vogtle"), a gas-fired power plant in Florida and a highway project in Texas.

        Backlog in the Industrial, Infrastructure & Power segment was $7.7 billion as of December 31, 2017, $15.1 billion as of December 31, 2016 and $9.7 billion as of December 31, 2015. The decrease in backlog during 2017 primarily resulted from the removal of the two Westinghouse nuclear power plant projects during 2017. The increase in backlog during 2016 primarily resulted from project adjustments in the power business line for the two Westinghouse nuclear power plant projects and new awards in the infrastructure business line.

        Total assets in the Industrial, Infrastructure & Power segment were $926 million as of December 31, 2017 and $750 million as of December 31, 2016. The increase in total assets resulted from increased working capital in support of project execution activities.

        Total assets in the Industrial, Infrastructure & Power segment as of December 31, 2017 included accounts receivable related to the two subcontracts with Westinghouse to manage the construction workforce at the Plant Vogtle and V.C. Summer nuclear power plant projects. On March 29, 2017 ("the bankruptcy petition date"), Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was cancelled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of December 31, 2017 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. See Note 17 to the Consolidated Financial Statements.

Government

        Revenue and segment profit for the Government segment are summarized as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015

Revenue	$3,232.7	$2,720.0	$2,557.4
Segment profit	127.9	85.1	83.1

        Revenue in 2017 increased 19 percent compared to 2016 primarily due to increases in project execution activities for several large multi-year decommissioning and cleanup projects, as well as the commencement of a power restoration project in Puerto Rico ("Power Infrastructure Restoration Project"). Revenue in 2016 increased 6 percent compared to 2015, primarily due to the commencement of project execution activities for the Idaho Cleanup Project Core Contract ("Idaho Core Project") during 2016 and an increase in project execution activities for construction services projects. These increases were largely offset by lower revenue from the Magnox nuclear decommissioning project in the United Kingdom (the "Magnox RSRL Project") and the continued reduction in project execution activities associated with the LOGCAP IV program in Afghanistan.

        Segment profit for 2017 increased 50 percent compared to 2016, substantially driven by increased contributions from multi-year decommissioning and cleanup projects and the commencement of the Power Infrastructure Restoration Project. Segment profit for 2016 increased 2 percent compared to 2015, primarily due to contributions from the commencement of project execution activities for the Idaho Core Project, as well as the favorable effect of the segment's cost optimization efforts. These increases were offset by reduced contributions from the Magnox RSRL Project and the LOGCAP IV program.

        Segment profit margin was 4.0 percent, 3.1 percent, and 3.3 percent for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in segment profit margin in 2017 was driven by the same factors that drove the increase in segment profit. Segment profit margin in 2016 decreased slightly when compared to 2015 primarily due to lower margin contributions from decommissioning and cleanup projects.

        New awards were $2.6 billion, $4.6 billion and $1.4 billion during 2017, 2016 and 2015, respectively. New awards in 2017 included two awards related to the Power Infrastructure Restoration Project in Puerto Rico and contract extensions for both the LOGCAP IV program and the management and operations of the Strategic Petroleum Reserve project. New awards in 2016 included large awards for multi-year decommissioning and cleanup projects in the segment's environmental and nuclear business line.

        Backlog was $3.8 billion as of December 31, 2017, $5.2 billion as of December 31, 2016 and $3.6 billion as of December 31, 2015. Total backlog included $741 million, $2.7 billion and $912 million of unfunded government contracts as of December 31, 2017, 2016, and 2015, respectively. The decrease in backlog in 2017 primarily resulted from a customer decision to limit the contractual term of the Magnox RSRL Project to a five year term ending in August 2019.

        Total assets in the Government segment were $732 million as of December 31, 2017 compared to $494 million as of December 31, 2016. The increase in total assets primarily resulted from increased working capital in support of project execution activities for the Power Infrastructure Restoration Project in Puerto Rico.

Diversified Services

        Revenue and segment profit for the Diversified Services segment are summarized as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015

Revenue	$2,544.1	$2,467.8	$1,427.2
Segment profit	133.6	121.9	127.4

        Revenue in 2017 increased 3 percent compared to 2016, primarily due to the inclusion of twelve months of revenue associated with the acquisition of the Stork business (which closed on March 1, 2016) compared to ten months during 2016, as well as revenue growth from the equipment business in North America. The increase in revenue in 2017 was partially offset by a lower level of project execution activities in the power services business. Revenue in 2016 increased 73 percent compared to 2015, primarily due to the inclusion of ten months of revenue associated with the Stork business. The increase in revenue from Stork was partially offset by lower revenues for the equipment business due to the demobilization of projects in Latin America and North America and a lower level of project execution activities in both the continuous site presence and power services business lines.

        Segment profit in 2017 increased 10 percent compared to the prior year. Increased contributions from the equipment business in North America were partially offset by lower contributions from the Stork business. Segment profit in 2016 declined 4.4 percent compared to the prior year resulting primarily from the lower level of project execution activities in the power services and continuous site presence business lines, which exceeded segment profit contributions from Stork.

        Segment profit margin was 5.3 percent, 4.9 percent and 8.9 percent for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in segment profit margin in 2017 was primarily due to the same factors affecting segment profit. The decline in segment profit margin in 2016 was principally driven by the inclusion of Stork in 2016.

        New awards in the Diversified Services segment were $2.0 billion in 2017, $1.8 billion in 2016 and $1.4 billion in 2015. Backlog was $2.5 billion as of December 31, 2017, $2.9 billion as of December 31, 2016 and $2.1 billion as of December 31, 2015. The reduction in backlog during 2017 resulted primarily from new award activity in the Stork and power services business being outpaced by work performed. The equipment and temporary staffing businesses do not report backlog or new awards.

        Total assets in the Diversified Services segment were $2.1 billion as of December 31, 2017 compared to $2.0 billion as of December 31, 2016.

Corporate, Tax and Other Matters

        Corporate For the three years ended December 31, 2017, 2016 and 2015, corporate general and administrative expenses were $192 million, $191 million and $168 million, respectively. Corporate general and administrative expenses remained relatively flat in 2017 compared to the prior year. During 2017, the company incurred foreign currency exchange losses, while recognizing foreign currency exchange gains in 2016. The impact of the foreign currency losses was substantially offset by lower levels of organizational realignment expenses and compensation during 2017, as well as the inclusion of transaction and integration costs in 2016 associated with the Stork acquisition. The increase in 2016 was primarily attributable to transaction costs and integration activities associated with the Stork acquisition and higher organizational realignment expenses when compared to 2015, which were partially offset by foreign currency exchange gains.

        Net interest expense was $40 million, $53 million and $28 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in 2017 was primarily due to an increase in interest income resulting from time deposits entered into during the year as well as a decrease in interest expense resulting from the repayment of the Stork Notes and borrowings under a revolving line of credit. The increase in

2016 was primarily due to interest associated with debt assumed in the Stork acquisition and the €500 million of 1.750% Senior Notes issued in March 2016.

        Tax    The effective tax rate on earnings from continuing operations was 31.6 percent, 40.1 percent, and 33.8 percent for 2017, 2016, and 2015, respectively. Factors affecting the effective tax rates for 2015 - 2017 are discussed above under "— Results of Operations."

Litigation and Matters in Dispute Resolution

        See Note 14 to the Consolidated Financial Statements.

Liquidity and Financial Condition

        Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets. The company has both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity and cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company's financial strategy and consistent performance have earned it strong credit ratings, resulting in a competitive advantage and continued access to the capital markets. As of December 31, 2017, the company was in compliance with all the financial covenants related to its debt agreements.

Cash Flows

        Cash and cash equivalents were $1.8 billion and $1.9 billion as of December 31, 2017 and 2016, respectively. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.1 billion as of both December 31, 2017 and 2016. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company's global project execution activities. Non-U.S. cash and cash equivalents amounted to $919 million and $1.0 billion as of December 31, 2017 and 2016, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.

        In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $516 million and $440 million as of December 31, 2017 and 2016, respectively, as reflected on the Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $874 million and $764 million as of December 31, 2017 and 2016, respectively, as reflected on the Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of December 31, 2017 and 2016 and, as a result, has appropriately reflected the tax impact on foreign earnings in deferred taxes.

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

        During 2017, working capital increased primarily due to an increase in prepaid income taxes and a decrease in accounts payable, partially offset by decreases in accounts receivable and contract work in progress. Specific factors related to these drivers include:

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

        Cash provided by operating activities was $602 million, $706 million and $849 million in 2017, 2016 and 2015, respectively. The decreases in cash provided by operating activities in both of the last two years resulted primarily from declines in net working capital inflows and lower net earnings compared to prior years. The decrease in cash provided by operating activities in 2017 was partially offset by a decrease in deferred taxes. (See Note 4 of the Notes to Consolidated Financial Statements.)

        Income tax payments were $175 million, $165 million and $250 million in 2017, 2016 and 2015, respectively.

        Cash from operating activities is used to provide contributions to the company's defined contribution and defined benefit pension plans. Contributions into the defined contribution plans during 2017, 2016 and 2015 were $165 million, $167 million and $146 million, respectively. The company contributed approximately $15 million into its defined benefit pension plans during both 2017 and 2016 and $58 million into its defined benefit pension plans during 2015. Company contributions to defined benefit pension plans during 2015 primarily related to additional funding to settle the U.S. plan. Assuming no changes in current assumptions, the company expects to contribute up to $25 million in 2018 to its defined benefit pension plans, which is expected to be in excess of the minimum funding required. As of December 31, 2017 and 2016, the accumulated benefit obligation exceeded plan assets for certain defined benefit pension plans in the Netherlands and Germany that the company assumed in the Stork acquisition during 2016. Plan assets exceeded the accumulated benefit obligation for each of the other non-U.S plans (including the company's legacy plan in the Netherlands) as of December 31, 2017 and 2016.

        In May 2014, NuScale entered into a cooperative agreement establishing the terms and conditions of a multi-year funding award totaling $217 million under the DOE's Small Modular Reactor Licensing Technical Support Program. NuScale expenses included in the determination of net earnings were $76 million, $92 million and $80 million during 2017, 2016 and 2015, respectively. NuScale expenses for 2017, 2016 and 2015 were reported net of qualified reimbursable expenses of $48 million, $57 million and $65 million, respectively. The company anticipates that it will have received cost reimbursements from the DOE totaling $217 million by the end of the first quarter of 2018. For further discussion of the cooperative agreement, see Note 1 to the Consolidated Financial Statements.

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

Investing Activities

        Cash utilized by investing activities amounted to $484 million, $741 million and $67 million during 2017, 2016 and 2015, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; investments in partnerships and joint ventures; and business acquisitions.

        The company holds cash in bank deposits and marketable securities which are governed by the company's investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During 2017, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $21 million. During 2016 and 2015, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $162 million and $25 million, respectively. The company held combined current and noncurrent marketable securities of $275 million and $255 million as of December 31, 2017 and 2016, respectively.

        Capital expenditures of $283 million, $236 million and $240 million during 2017, 2016 and 2015, respectively, primarily related to construction equipment associated with equipment operations in the Diversified Services segment, as well as expenditures for land, facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $96 million, $81 million and

$94 million during 2017, 2016 and 2015, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Diversified Services segment.

        During 2015, the company sold two office buildings located in California for net proceeds of $82 million and subsequently entered into a twelve year lease with the purchaser. The resulting gain on the sale of the property was approximately $58 million, of which $7 million was recognized during the fourth quarter of 2015 and $4 million was recognized during both 2017 and 2016. These gains were included in corporate general and administrative expense in the Consolidated Statement of Earnings. The remaining deferred gain of approximately $43 million is being amortized over the remaining life of the lease on a straight-line basis.

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

        Investments in unconsolidated partnerships and joint ventures were $273 million, $518 million and $91 million in 2017, 2016 and 2015, respectively. Investments in 2017 and 2016 included capital contributions to an Energy, Chemicals & Mining joint venture in the United States and investments in CFHI. The company has a future funding commitment to CFHI of $52 million.

Financing Activities

        Cash utilized by financing activities during 2017, 2016 and 2015 of $216 million, $10 million and $728 million, respectively, included company stock repurchases, company dividend payments to stockholders, proceeds from the issuance of senior notes, repayments of debt, borrowings and repayments under revolving lines of credit, and distributions paid to holders of noncontrolling interests.

        The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares in open market or privately negotiated transactions at the company's discretion. In 2016 and 2015, the company repurchased 202,650 shares and 10,104,988 shares of common stock, respectively, under its current and previously authorized stock repurchase programs resulting in cash outflows of $10 million and $510 million, respectively. As of December 31, 2017, 11,610,219 shares could still be purchased under the existing stock repurchase program.

        Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2017 will be paid in the first quarter of 2018. Quarterly cash dividends of $0.21 per share were declared in 2017, 2016 and 2015. Dividends of $118 million were paid during both 2017 and 2016. Dividends of $125 million were paid during 2015. The payment and level of future cash dividends is subject to the discretion of the company's Board of Directors.

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

        Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $47 million, $58 million and $59 million in 2017, 2016 and 2015, respectively. Distributions in 2017 primarily related to two transportation joint venture projects in the United States. Distributions in 2016 primarily related to three transportation joint venture projects in the United States. Distributions in 2015 primarily related to two transportation joint venture projects in the United States and an iron ore joint venture project in Australia. Capital contributions by joint venture partners were $6 million, $9 million and $5 million in 2017, 2016 and 2015, respectively.

Effect of Exchange Rate Changes on Cash

        Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During 2017, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $110 million of which $51 million related to cash held by foreign subsidiaries. During 2016 and 2015, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $103 million and $166 million, respectively, of which $54 million and $98 million, respectively, related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company's exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

        As of December 31, 2017, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of December 31, 2017, letters of credit and borrowings totaling $1.7 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company's subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

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

Guarantees, Inflation and Variable Interest Entities

  Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $14 billion as of December 31, 2017. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of December 31, 2017 and 2016 in accordance with ASC 460, "Guarantees," and the carrying value of the liability was not material.

        Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.

  Inflation

        Although inflation and cost trends affect our results, the company mitigates these trends by seeking to fix the company's cost at or soon after the time of award on lump-sum or fixed-price contracts or to recover cost increases in cost reimbursable contracts. The company has taken actions to reduce its dependence on external economic conditions; however, management is unable to predict with certainty the amount and mix of future business.

  Variable Interest Entities ("VIEs")

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

Contractual Obligations

        Contractual obligations as of December 31, 2017 are summarized as follows:

		Payments Due by Period

Contractual Obligations	Total	1 year or less	2–3 years	4–5 years	Over 5 years

(in millions)
Debt:
1.750% Senior Notes	$598	$—	$—	$—	$598
3.375% Senior Notes	497	—	—	497	—
3.5% Senior Notes	493	—	—	—	493
Other borrowings	31	27	4	—	—
Interest on debt obligations(1)	243	46	91	69	37
Operating leases(2)	327	86	127	58	56
Capital leases	28	2	3	2	21
Uncertain tax positions(3)	13	—	—	—	13
Joint venture contributions	91	66	4	21	—
Pension minimum funding(4)	78	20	32	26	—
Other post-employment benefits	13	3	4	3	3
Other compensation-related obligations(5)	449	63	116	156	114

Total	$2,861	313	381	832	1,335

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

        The company utilizes derivative instruments to mitigate certain financial exposures, including currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility. As of December 31, 2017, the company had total gross notional amounts of $934 million of foreign currency contracts (primarily related to the British Pound, Euro, Kuwaiti Dinar, Indian Rupee, Philippine Peso and South Korean Won). The foreign currency contracts are of varying duration, none of which extend beyond December 2021. As of December 31, 2017, the company had total gross notional amounts of $81 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. There were no commodity contracts outstanding as of December 31, 2017. The company's historical gains and losses associated with derivative instruments have typically been immaterial, and have largely mitigated the exposures being hedged. The company does not enter into derivative transactions for speculative purposes.

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

        In connection with the preparation of the company's annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Management's assessment included an evaluation of the design of the company's internal control over financial reporting and testing of the operational effectiveness of the company's internal control over financial reporting. Based on this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2017.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fluor Corporation

Opinion on Internal Control over Financial Reporting

        We have audited Fluor Corporation's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fluor Corporation as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements") of Fluor Corporation and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        Fluor Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Fluor Corporation's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Fluor Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/Ernst & Young LLP

Dallas, Texas
February 20, 2018

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

        The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K will be set forth in the section entitled "Election of Directors — Biographical Information, including Experience, Qualifications, Attributes and Skills" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference. The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers, is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

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

Corporate Governance

        We have adopted Corporate Governance Guidelines, which are available on our website at www.fluor.com under the "Sustainability" portion of our website under the heading "Corporate Governance Documents" filed under "Governance." Information regarding the Audit Committee is hereby incorporated by reference from the information that will be contained in the section entitled "Corporate Governance — Board of Directors Meetings and Committees — Audit Committee" in our Proxy Statement.

Item 11.    Executive Compensation

        Information required by this item will be included in the following sections of our Proxy Statement for our 2018 annual meeting of stockholders: "Organization and Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation," as well as the related pages containing compensation tables and information, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table provides information as of December 31, 2017 with respect to the shares of common stock that may be issued under the company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	5,069,956	$60.08	12,819,674
Equity compensation plans not approved by stockholders	—	—	—

Total	5,069,956	$60.08	12,819,674

(1)
Consists of the 2003 Executive Performance Incentive Plan (the "2003 Plan"), under which 131,811 shares are currently issuable upon exercise of outstanding options, warrants and rights, but under which no shares remain available for future issuance; the Amended and Restated 2008 Executive Performance Incentive Plan, under which 4,938,145 shares are currently issuable upon exercise of outstanding options, warrants and rights, and under which no shares remain for future issuance; and the 2017 Performance Incentive Plan, under which no securities are currently issuable upon exercise of outstanding options, warrants or rights, but under which 12,819,674 shares remain available for issuance.

        The additional information required by this item will be included in the "Stock Ownership and Stock-Based Holdings of Executive Officers and Directors" and "Stock Ownership of Certain Beneficial Owners" sections of our Proxy Statement for our 2018 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item will be included in the "Certain Relationships and Related Transactions" and "Board Independence" sections of the "Corporate Governance" portion of our Proxy Statement for our 2018 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information required by this item will be included in the "Ratification of Appointment of Independent Registered Public Accounting Firm" section of our Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this annual report on Form 10-K:

1.     Financial Statements:

        Our consolidated financial statements at December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K, beginning on page F-1.

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
10.5
Form of Option Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K filed on February 17, 2017).
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
10.8
Form of Value Driver Incentive Award Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed on February 17, 2017).
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
10.13
Form of Restricted Stock Unit Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K filed on February 17, 2017).
10.14	Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 filed on May 4, 2017).
10.15
Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed on February 29, 2008).

Exhibit	Description
10.16	Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q filed on November 2, 2017).
10.17	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K filed on February 22, 2012).
10.18	Retention Award, dated November 16, 2017, granted to Mr. Garry W. Flowers.*
10.19	Retirement and Release Agreement, effective February 8, 2018, between the registrant and Biggs C. Porter.*
10.20	Summary of Fluor Corporation Non-Management Director Compensation.*
10.21
Form of Restricted Stock Unit Agreement granted to directors under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q filed on August 3, 2017).
10.22
Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.23
Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of November 2, 2016 (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K filed on February 17, 2017).
10.24	Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).
10.25
Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K filed on February 25, 2009).
10.26
Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 29, 2010).
10.27
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
10.28
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

*
New exhibit filed with this report.

        Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2017, 2016 and 2015, (ii) the Consolidated Balance Sheet at December 31, 2017 and December 31, 2016, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2017, 2016 and 2015.

Item 16.    Form 10-K Summary

        Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ BRUCE A. STANSKI Bruce A. Stanski, Executive Vice President and Chief Financial Officer

February 20, 2018

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DAVID T. SEATON David T. Seaton	Chairman and Chief Executive Officer	February 20, 2018
Principal Financial Officer:
/s/ BRUCE A. STANSKI Bruce A. Stanski	Executive Vice President and Chief Financial Officer	February 20, 2018
Principal Accounting Officer:
/s/ ROBIN K. CHOPRA Robin K. Chopra	Senior Vice President and Controller	February 20, 2018
Other Directors:
/s/ PETER K. BARKER Peter K. Barker	Director	February 20, 2018
/s/ ALAN M. BENNETT Alan M. Bennett	Director	February 20, 2018
/s/ ROSEMARY T. BERKERY Rosemary T. Berkery	Director	February 20, 2018
/s/ PETER J. FLUOR Peter J. Fluor	Director	February 20, 2018

Signature	Title	Date

/s/ JAMES T. HACKETT James T. Hackett	Director	February 20, 2018
/s/ SAMUEL J. LOCKLEAR Samuel J. Locklear	Director	February 20, 2018
/s/ DEBORAH D. MCWHINNEY Deborah D. McWhinney	Director	February 20, 2018
/s/ ARMANDO J. OLIVERA Armando J. Olivera	Director	February 20, 2018
/s/ JOSEPH W. PRUEHER Joseph W. Prueher	Director	February 20, 2018
/s/ MATTHEW K. ROSE Matthew K. Rose	Director	February 20, 2018
/s/ NADER H. SULTAN Nader H. Sultan	Director	February 20, 2018
/s/ LYNN C. SWANN Lynn C. Swann	Director	February 20, 2018

FLUOR CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fluor Corporation

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Fluor Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Ernst & Young LLP

We have served as the Company's auditor since 1973.

Dallas, Texas
February 20, 2018

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015

TOTAL REVENUE	$19,520,970	$19,036,525	$18,114,048
TOTAL COST OF REVENUE	18,902,480	18,246,209	17,019,352
OTHER (INCOME) AND EXPENSES
Gain related to a partial sale of a subsidiary	—	—	(68,162)
Pension settlement charge	—	—	239,896
Corporate general and administrative expense	192,187	191,073	168,329
Interest expense	67,638	69,689	44,770
Interest income	(27,776)	(17,046)	(16,689)

Total cost and expenses	19,134,529	18,489,925	17,387,496

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	386,441	546,600	726,552
INCOME TAX EXPENSE	121,972	219,151	245,888

EARNINGS FROM CONTINUING OPERATIONS	264,469	327,449	480,664
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(5,658)

NET EARNINGS	264,469	327,449	475,006

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	73,092	46,048	62,494

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$191,377	$281,401	$412,512

AMOUNTS ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$191,377	$281,401	$418,170
Loss from discontinued operations, net of tax	—	—	(5,658)

Net earnings	$191,377	$281,401	$412,512

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$1.37	$2.02	$2.89
Loss from discontinued operations, net of tax	—	—	(0.04)

Net earnings	$1.37	$2.02	$2.85

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Earnings from continuing operations	$1.36	$2.00	$2.85
Loss from discontinued operations, net of tax	—	—	(0.04)

Net earnings	$1.36	$2.00	$2.81

SHARES USED TO CALCULATE EARNINGS PER SHARE
Basic	139,761	139,171	144,805
Diluted	140,893	140,912	146,722

DIVIDENDS DECLARED PER SHARE	$0.84	$0.84	$0.84

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2017	2016	2015

NET EARNINGS	$264,469	$327,449	$475,006
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	74,424	(64,380)	(104,595)
Ownership share of equity method investees' other comprehensive income (loss)	(701)	6,036	(7,513)
Defined benefit pension and postretirement plan adjustments	15,609	(5,137)	162,615
Unrealized gain (loss) on derivative contracts	4,743	(662)	(126)
Unrealized gain (loss) on available-for-sale securities	(444)	207	(211)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	93,631	(63,936)	50,170

COMPREHENSIVE INCOME	358,100	263,513	525,176

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	72,296	46,006	61,227

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$285,804	$217,507	$463,949

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($516,046 and $439,942 related to variable interest entities ("VIEs"))	$1,804,075	$1,850,436
Marketable securities, current ($91,295 and $48,155 related to VIEs)	161,134	111,037
Accounts and notes receivable, net ($327,652 and $232,242 related to VIEs)	1,602,751	1,700,224
Contract work in progress ($132,500 and $124,677 related to VIEs)	1,458,533	1,537,289
Other current assets ($9,229 and $24,017 related to VIEs)	574,764	411,284

Total current assets	5,601,257	5,610,270

PROPERTY, PLANT AND EQUIPMENT
Land	82,794	77,985
Buildings and improvements	493,704	490,047
Machinery and equipment	1,501,452	1,364,231
Furniture and fixtures	155,423	157,104
Construction in progress	62,237	50,047

	2,295,610	2,139,414
Less accumulated depreciation	1,201,929	1,122,191

Net property, plant and equipment ($44,004 and $53,728 related to VIEs)	1,093,681	1,017,223

OTHER ASSETS
Marketable securities, noncurrent	113,622	143,553
Goodwill	564,683	532,239
Investments	878,863	740,385
Deferred taxes	316,472	454,109
Deferred compensation trusts	381,826	348,487
Other ($27,631 and $24,248 related to VIEs)	377,288	370,151

Total other assets	2,632,754	2,588,924

TOTAL ASSETS	$9,327,692	$9,216,417

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($258,592 and $221,601 related to VIEs)	$1,512,740	$1,590,506
Revolving credit facility and other borrowings	27,361	82,243
Advance billings on contracts ($361,701 and $263,393 related to VIEs)	874,036	763,774
Accrued salaries, wages and benefits ($32,678 and $35,573 related to VIEs)	706,520	734,649
Other accrued liabilities ($44,211 and $32,015 related to VIEs)	453,513	644,857

Total current liabilities	3,574,170	3,816,029

LONG-TERM DEBT DUE AFTER ONE YEAR	1,591,598	1,517,949
NONCURRENT LIABILITIES	669,525	639,608
CONTINGENCIES AND COMMITMENTS
EQUITY
Shareholders' equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 139,918,324 and 139,258,483 shares in 2017 and 2016, respectively	1,399	1,393
Additional paid-in capital	88,222	38,317
Accumulated other comprehensive loss	(402,242)	(496,669)
Retained earnings	3,654,931	3,582,150

Total shareholders' equity	3,342,310	3,125,191
Noncontrolling interests	150,089	117,640

Total equity	3,492,399	3,242,831

TOTAL LIABILITIES AND EQUITY	$9,327,692	$9,216,417

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$264,469	$327,449	$475,006
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Loss from discontinued operations, net of taxes	—	—	5,658
Pension settlement charge	—	—	239,896
Depreciation of fixed assets	206,113	211,095	188,700
Amortization of intangibles	19,156	14,818	1,038
(Earnings) loss from equity method investments, net of distributions	2,849	12,180	(1,597)
Gain related to a partial sale of a subsidiary	—	—	(68,162)
Gain on sale of property, plant and equipment	(22,746)	(21,604)	(31,272)
Amortization of stock-based awards	40,669	40,086	61,053
Deferred compensation trust	(49,539)	(22,332)	44,298
Deferred compensation obligation	52,615	29,323	(6,854)
Statute expirations and tax settlements	—	(13,280)	(7,827)
Deferred taxes	100,286	(7,912)	4,675
Net retirement plan accrual (contributions)	(8,846)	(1,756)	(37,805)
Changes in operating assets and liabilities	(11,899)	135,393	303,896
Cash outflows from discontinued operations	—	—	(316,195)
Other items	8,844	2,459	(5,376)

Cash provided by operating activities	601,971	705,919	849,132

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(237,360)	(359,986)	(386,021)
Proceeds from the sales and maturities of marketable securities	216,436	522,094	411,380
Capital expenditures	(283,107)	(235,904)	(240,220)
Proceeds from disposal of property, plant and equipment	96,102	81,162	94,323
Proceeds from sale of buildings	—	—	82,082
Proceeds from a partial sale of a subsidiary	—	—	45,566
Investments in partnerships and joint ventures	(273,117)	(518,220)	(91,078)
Acquisitions, net of cash acquired	—	(240,740)	—
Other items	(3,232)	10,243	17,461

Cash utilized by investing activities	(484,278)	(741,351)	(66,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(9,718)	(509,658)
Dividends paid	(117,995)	(117,995)	(125,204)
Proceeds from issuance of 1.75% Senior Notes	—	552,958	—
Debt and credit facility issuance costs	—	(3,513)	—
Repayment of Stork Notes, convertible debt and other borrowings	—	(333,654)	(28,425)
Borrowings under revolving lines of credit	—	882,142	—
Repayment of borrowings under revolving lines of credit	(53,455)	(917,027)	—
Distributions paid to noncontrolling interests	(47,215)	(57,904)	(58,986)
Capital contributions by noncontrolling interests	6,397	9,072	5,254
Taxes paid on vested restricted stock	(6,186)	(7,007)	(8,400)
Stock options exercised	9,380	3,658	1,780
Other items	(6,428)	(11,362)	(4,591)

Cash utilized by financing activities	(215,502)	(10,350)	(728,230)

Effect of exchange rate changes on cash	51,448	(53,668)	(97,634)

Decrease in cash and cash equivalents	(46,361)	(99,450)	(43,239)
Cash and cash equivalents at beginning of year	1,850,436	1,949,886	1,993,125

Cash and cash equivalents at end of year	$1,804,075	$1,850,436	$1,949,886

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
(in thousands, except per share amounts)					Retained Earnings		Noncontrolling Interests	Total Equity
	Shares	Amount

BALANCE AS OF DECEMBER 31, 2014	148,634	$1,486	$—	$(484,212)	$3,593,597	$3,110,871	$112,959	$3,223,830

Net earnings	—	—	—	—	412,512	412,512	62,494	475,006
Other comprehensive income (loss)	—	—	—	51,437	—	51,437	(1,267)	50,170
Dividends ($0.84 per share)	—	—	—	—	(122,609)	(122,609)	—	(122,609)
Distributions to noncontrolling interests	—	—	—	—	—	—	(58,986)	(58,986)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	5,254	5,254
Other noncontrolling interest transactions	—	—	334	—	—	334	(4,302)	(3,968)
Stock-based plan activity	321	5	54,656	—	—	54,661	—	54,661
Repurchase of common stock	(10,105)	(101)	(54,789)	—	(454,768)	(509,658)	—	(509,658)
Debt conversions	168	—	(201)	—	—	(201)	—	(201)

BALANCE AS OF DECEMBER 31, 2015	139,018	$1,390	$—	$(432,775)	$3,428,732	$2,997,347	$116,152	$3,113,499

Net earnings	—	—	—	—	281,401	281,401	46,048	327,449
Other comprehensive loss	—	—	—	(63,894)	—	(63,894)	(42)	(63,936)
Dividends ($0.84 per share)	—	—	270	—	(118,265)	(117,995)	—	(117,995)
Distributions to noncontrolling interests	—	—	—	—	—	—	(57,904)	(57,904)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	9,072	9,072
Other noncontrolling interest transactions	—	—	852	—	—	852	4,314	5,166
Stock-based plan activity	443	5	37,193	—	—	37,198	—	37,198
Repurchase of common stock	(203)	(2)	2	—	(9,718)	(9,718)	—	(9,718)

BALANCE AS OF DECEMBER 31, 2016	139,258	$1,393	$38,317	$(496,669)	$3,582,150	$3,125,191	$117,640	$3,242,831

Net earnings	—	—	—	—	191,377	191,377	73,092	264,469
Other comprehensive income (loss)	—	—	—	94,427	—	94,427	(796)	93,631
Dividends ($0.84 per share)	—	—	374	—	(118,596)	(118,222)	—	(118,222)
Distributions to noncontrolling interests	—	—	—	—	—	—	(47,215)	(47,215)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	6,397	6,397
Other noncontrolling interest transactions	—	—	1,610	—	—	1,610	971	2,581
Stock-based plan activity	660	6	47,921	—	—	47,927	—	47,927

BALANCE AS OF DECEMBER 31, 2017	139,918	$1,399	$88,222	$(402,242)	$3,654,931	$3,342,310	$150,089	$3,492,399

See Notes to Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Major Accounting Policies

    Principles of Consolidation

        The financial statements include the accounts of Fluor Corporation and its subsidiaries ("the company"). The company frequently forms joint ventures or partnerships with unrelated third parties primarily for the execution of single contracts or projects. The company assesses its joint ventures and partnerships at inception to determine if any meet the qualifications of a variable interest entity ("VIE") in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation." If a joint venture or partnership is a VIE and the company is the primary beneficiary, the joint venture or partnership is fully consolidated (see Note 16 below). For construction partnerships and joint ventures, unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The cost and equity methods of accounting are also used, depending on the company's respective ownership interest and amount of influence on the entity, as well as other factors. At times, the company also executes projects through collaborative arrangements for which the company recognizes its relative share of revenue and cost.

        All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts disclosed in 2016 and 2015 have been reclassified to conform to the 2017 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this annual report on Form 10-K.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Engineering and Construction Contracts

        The company recognizes engineering and construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of depreciation and amortization. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are generally segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Revenue recognized in excess of amounts billed is classified as a current asset under contract work in progress. Advances that are payments on account of contract work in progress of $337 million and $382 million as of December 31, 2017 and 2016, respectively, have been deducted from contract work in progress. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under advance billings on contracts. The company anticipates that substantially all incurred cost associated with contract work in progress as of December 31, 2017 will be billed and collected in 2018.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Research and Development

        The company maintains a controlling interest in NuScale Power, LLC ("NuScale"), the operations of which are primarily research and development activities. In May 2014, NuScale entered into a cooperative agreement establishing the terms and conditions of a funding award totaling $217 million under the DOE's Small Modular Reactor Licensing Technical Support Program. This cost-sharing award requires NuScale to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design development and certification. The DOE is to provide cost reimbursement for up to 43 percent of qualified expenditures incurred during the period from June 1, 2014 to May 31, 2019, up to the total funding award of $217 million. The company anticipates that it will have received cost reimbursements from the DOE totaling $217 million by the end of the first quarter of 2018. Costs associated with NuScale's research and development activities, net of qualifying reimbursements under the cost-sharing award, are expensed as incurred and reported as a reduction of "Total cost of revenue" in the Consolidated Statement of Earnings. In December 2016, NuScale submitted its design certification application to the U.S. Nuclear Regulatory Commission for approval of NuScale's small modular nuclear reactor commercial power plant design. Aside from the operations of NuScale, the company generally does not engage in significant research and development activities for new products and services.

    Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Leasehold improvements are amortized over the shorter of their economic lives or the lease terms. Depreciation is calculated using the straight-line method over the following ranges of estimated useful service lives, in years:

	December 31,
			Estimated Useful Service Lives
(cost in thousands)	2017	2016

Buildings	$316,398	$322,495	20 – 40
Building and leasehold improvements	177,306	167,552	6 – 20
Machinery and equipment	1,501,452	1,364,231	2 – 10
Furniture and fixtures	155,423	157,104	2 – 10

    Goodwill and Intangible Assets

        Goodwill is not amortized but is subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. When testing goodwill for impairment quantitatively, the company compares the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized. During 2017, the company completed its annual goodwill impairment test and quantitatively determined that none of the goodwill was impaired. The company recorded $417 million of goodwill during 2016 in conjunction with the Stork acquisition (see Note 18). The increase in goodwill during 2017 was entirely related to foreign currency translation gains. Goodwill for each of the company's segments is presented in Note 17.

        In September 2017, the company voluntarily changed the date of its annual goodwill impairment testing for all reporting units previously assessed as of March 1 to October 1. Prior to this change, goodwill impairment testing for certain reporting units was performed as of March 1, while goodwill impairment testing for certain recent acquisitions was performed as of October 1. This voluntary change is preferable as it better aligns the timing of the goodwill impairment testing with the completion of the company's strategic and annual operating planning process. The voluntary change in accounting principle related to

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

        The following table provides a summary of the net carrying value of acquired intangible assets as of December 31, 2017 and 2016, including the weighted average life of each major intangible asset class, in years:

	December 31,
			Weighted Average Life
(in thousands)	2017	2016

Customer relationships (finite-lived)	$103,374	$111,616	8
Trade names (finite-lived)	7,279	8,034	13
Trade names (indefinite-lived)	53,004	47,425	—
In-process research and development (indefinite-lived)	16,900	19,038	—
Other (finite-lived)	7,795	4,184	10

Total intangible assets	$188,352	$190,297

        Intangible assets with finite lives are amortized on a straight-line basis over the useful lives of those assets. The aggregate amortization expense for intangible assets with finite lives is expected to be $19 million during 2018, 2019, 2020 and 2021 and $18 million during 2022. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. Interim testing for impairment is also performed if indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. As of December 31, 2017, none of the company's intangible assets with indefinite lives were impaired. In-process research and development associated with the company's investment in NuScale is considered indefinite lived until the related technology is available for commercial use.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service and various state governments could differ materially from that which is reflected in the Consolidated Financial Statements.

    Derivatives and Hedging

        The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility, may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally implements a hedging strategy utilizing derivatives or hedging instruments to mitigate the risk. The company's hedging instruments are designated as either fair value or cash flow hedges in accordance with ASC 815, "Derivatives and Hedging." The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The company also formally assesses, both at inception and at least quarterly thereafter, whether the hedging instruments are highly effective in offsetting changes in the fair value of the hedged items. The fair values of all hedging instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the effective portion of the change in the fair value of the hedging instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the effective portion of the hedging instrument's gain or loss due to changes in fair value is recorded as a component of accumulated other comprehensive income (loss) ("AOCI") and is reclassified into earnings when the hedged item settles. Any ineffective portion of a hedging instrument's change in fair value is immediately recognized in earnings. For derivatives that are not designated or do not qualify as hedging instruments, the change in the fair value of the derivative is offset against the change in the fair value of the underlying asset or liability through earnings. The company does not enter into derivative instruments for speculative purposes. Under ASC 815, in certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. If an embedded foreign currency derivative is identified, the derivative is bifurcated from the host contract and the change in fair value is recognized through earnings. The company maintains master netting arrangements with certain counterparties to facilitate the settlement of derivative instruments; however, the company reports the fair value of derivative instruments on a gross basis.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The tax effects of the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2017			2016			2015
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Other comprehensive income (loss):
Foreign currency translation adjustment	$110,291	$(35,867)	$74,424	$(102,707)	$38,327	$(64,380)	$(166,487)	$61,892	$(104,595)
Ownership share of equity method investees' other comprehensive income (loss)	(1,163)	462	(701)	8,734	(2,698)	6,036	(12,226)	4,713	(7,513)
Defined benefit pension and postretirement plan adjustments	22,052	(6,443)	15,609	(5,518)	381	(5,137)	257,414	(94,799)	162,615
Unrealized gain (loss) on derivative contracts	7,593	(2,850)	4,743	(1,064)	402	(662)	(302)	176	(126)
Unrealized gain (loss) on available-for-sale securities	(711)	267	(444)	332	(125)	207	(337)	126	(211)

Total other comprehensive income (loss)	138,062	(44,431)	93,631	(100,223)	36,287	(63,936)	78,062	(27,892)	50,170
Less: Other comprehensive loss attributable to noncontrolling interests	(796)	—	(796)	(42)	—	(42)	(1,267)	—	(1,267)

Other comprehensive income (loss) attributable to Fluor Corporation	$138,858	$(44,431)	$94,427	$(100,181)	$36,287	$(63,894)	$79,329	$(27,892)	$51,437

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The changes in AOCI balances by component (after-tax) for the year ended December 31, 2017 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net

Attributable to Fluor Corporation:
Balance as of December 31, 2016	$(286,449)	$(31,913)	$(167,667)	$(10,375)	$(265)	$(496,669)
Other comprehensive income (loss) before reclassifications	75,272	(2,001)	11,456	5,499	(497)	89,729
Amount reclassified from AOCI	—	1,300	4,153	(808)	53	4,698

Net other comprehensive income (loss)	75,272	(701)	15,609	4,691	(444)	94,427

Balance as of December 31, 2017	$(211,177)	$(32,614)	$(152,058)	$(5,684)	$(709)	$(402,242)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2016	$(614)	$—	$—	$(52)	$—	$(666)
Other comprehensive income (loss) before reclassifications	(848)	—	—	13	—	(835)
Amount reclassified from AOCI	—	—	—	39		39

Net other comprehensive income (loss)	(848)	—	—	52	—	(796)

Balance as of December 31, 2017	$(1,462)	$—	$—	$—	$—	$(1,462)

        The changes in AOCI balances by component (after-tax) for the year ended December 31, 2016 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net

Attributable to Fluor Corporation:
Balance as of December 31, 2015	$(222,569)	$(37,949)	$(162,530)	$(9,255)	$(472)	$(432,775)
Other comprehensive income (loss) before reclassifications	(63,880)	6,036	(9,888)	(5,943)	312	(73,363)
Amount reclassified from AOCI	—	—	4,751	4,823	(105)	9,469

Net other comprehensive income (loss)	(63,880)	6,036	(5,137)	(1,120)	207	(63,894)

Balance as of December 31, 2016	$(286,449)	$(31,913)	$(167,667)	$(10,375)	$(265)	$(496,669)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2015	$(114)	$—	$—	$(510)	$—	$(624)
Other comprehensive income (loss) before reclassifications	(500)	—	—	159	—	(341)
Amount reclassified from AOCI	—	—	—	299		299

Net other comprehensive income (loss)	(500)	—	—	458	—	(42)

Balance as of December 31, 2016	$(614)	$—	$—	$(52)	$—	$(666)

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The changes in AOCI balances by component (after-tax) for the year ended December 31, 2015 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net

Attributable to Fluor Corporation:
Balance as of December 31, 2014	$(119,416)	$(30,436)	$(325,145)	$(8,954)	$(261)	$(484,212)
Other comprehensive loss before reclassifications	(109,361)	(9,000)	(5,382)	(3,260)	(116)	(127,119)
Amount reclassified from AOCI	6,208	1,487	167,997	2,959	(95)	178,556

Net other comprehensive income (loss)	(103,153)	(7,513)	162,615	(301)	(211)	51,437

Balance as of December 31, 2015	$(222,569)	$(37,949)	$(162,530)	$(9,255)	$(472)	$(432,775)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2014	$1,328	$—	$—	$(685)	$—	$643
Other comprehensive loss before reclassifications	(1,442)	—	—	(101)	—	(1,543)
Amount reclassified from AOCI	—	—	—	276		276

Net other comprehensive income (loss)	(1,442)	—	—	175	—	(1,267)

Balance as of December 31, 2015	$(114)	$—	$—	$(510)	$—	$(624)

        During 2017, functional currency exchange rates for most of the company's international operations strengthened against the U.S. dollar, resulting in unrealized translation gains. During 2016 and 2015, functional currency exchange rates for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statement of Earnings are as follows:

		Year Ended December 31,
	Location in Consolidated Statements of Earnings
(in thousands)		2017	2016	2015

Component of AOCI:
Foreign currency translation adjustment	Gain related to a partial sale of a subsidiary	$—	$—	$(9,932)
Income tax benefit	Income tax expense	—	—	3,724

Net of tax		$—	$—	$(6,208)

Ownership share of equity method investees' other comprehensive loss	Total cost of revenue	$(1,713)	$—	$(1,487)
Income tax benefit	Income tax expense	413	—	—

Net of tax		$(1,300)	$—	$(1,487)

Defined benefit pension plan adjustments	Various accounts(1)	$(6,638)	$(7,602)	$(268,795)
Income tax benefit	Income tax expense	2,485	2,851	100,798

Net of tax		$(4,153)	$(4,751)	$(167,997)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Total cost of revenue	$2,956	$(6,388)	$(3,490)
Interest rate contracts	Interest expense	(1,678)	(1,678)	(1,678)
Income tax benefit (net)	Income tax expense	(509)	2,944	1,933

Net of tax:		769	(5,122)	(3,235)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	(39)	(299)	(276)

Net of tax and noncontrolling interests		$808	$(4,823)	$(2,959)

Unrealized gain on available-for-sale securities	Corporate general and administrative expense	$(85)	$168	$152
Income tax expense	Income tax expense	32	(63)	(57)

Net of tax		$(53)	$105	$95

(1)
Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue, corporate general and administrative expense and pension settlement charge.

    Recent Accounting Pronouncements

        New accounting pronouncements implemented by the company during 2017 or requiring implementation in future periods are discussed below or in the related notes, where appropriate.

        In the fourth quarter of 2017, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP related to the enactment of the comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (discussed in Note 4). SAB 118 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize the accounting, but cannot extend beyond one year. This guidance was adopted in the fourth quarter of 2017.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In the third quarter of 2017, the company elected to adopt Accounting Standards Update ("ASU") 2017-04, "Simplifying the Test for Goodwill Impairment" before its effective date. ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Management does not expect the adoption of ASU 2017-04 to have any impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2017, the company adopted ASU 2016-17, "Interests Held through Related Parties That Are Under Common Control" which amends the consolidation requirements that apply to a single decision maker's evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a variable interest entity. The adoption of ASU 2016-17 did not have any impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2017, the company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU is intended to simplify various aspects of accounting for share-based payment awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. As a result of the adoption of ASU 2016-09, the excess tax benefits and tax deficiencies associated with option exercises and vested share awards are now recognized as income tax benefit or expense in the Condensed Consolidated Statement of Earnings instead of in additional paid-in capital. Additionally, the excess tax benefits are now presented as an operating activity on the Condensed Consolidated Statement of Cash Flows, rather than as a financing activity. ASU 2016-09 also changed the method the company uses to calculate shares for diluted earnings per share (discussed further in Note 11). The company adopted the provision of ASU 2016-09 on a prospective basis; therefore, these changes were effective beginning in the first quarter of 2017. The adoption of ASU 2016-09 did not have a material impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2017, the company adopted ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting" which eliminates the requirement to retrospectively apply equity method accounting when an investor obtains significant influence over a previously held investment. The adoption of ASU 2016-07 did not have any impact on the company's financial position, results of operations or cash flows.

        In the first quarter of 2017, the company adopted ASU 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." This ASU clarifies that the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The adoption of ASU 2016-05 did not have any impact on the company's financial position, results of operations or cash flows.

        New accounting pronouncements requiring implementation in future periods are discussed below.

        In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting form the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Management is currently evaluating the impact that the adoption of ASU 2018-02 will have on the company's financial position, results of operations and cash flows.

        In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities." This ASU amends the FASB's hedge accounting model to enable entities to better portray their risk management activities in the financial statements. ASU 2017-12 expands an entity's ability to hedge

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

nonfinancial and financial risk components and eliminates the requirement to separately measure and report hedge ineffectiveness. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Management does not expect the adoption of ASU 2017-12 to have a material impact on the company's financial position, results of operations or cash flows.

        In May 2017, the FASB issued ASU 2017-09, "Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting," which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. Management does not expect the adoption of ASU 2017-09 to have a material impact on the company's financial position, results of operations or cash flows.

        In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented separately from the service cost component. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Management does not expect the adoption of ASU 2017-07 to have a material impact on the company's financial position, results of operations or cash flows.

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

        In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." The amendments in this ASU replace the incurred loss impairment methodology in current practice with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interim and annual reporting periods beginning after December 15, 2019. Management does not expect the adoption of ASU 2016-13 to have a material impact on the company's financial position, results of operations or cash flows.

        In February 2016, the FASB issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification," and issued subsequent amendments to the initial guidance in September 2017 within ASU 2017-13 which continues to amend the existing guidance on accounting for leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. ASU 2016-02 also requires the recognition of lease assets and lease liabilities on the balance sheet, and the disclosure of key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted and modified retrospective application is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Management is currently evaluating the impact of adopting ASU 2016-02 on the company's financial position, results of operations and cash flows.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In February 2017, the FASB issued ASU 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets," which clarifies that the scope and application of ASC 610-20 on accounting for the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales, applies only when the asset (or asset group) does not meet the definition of a business. ASU 2017-05, 2016-20, 2016-12, 2016-10 and 2016-08 are effective upon adoption of ASU 2014-09. The company will adopt ASU 2014-09 during the first quarter of 2018 using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption.

        In September 2017, the FASB issued ASU 2017-13, "Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments," which also provides additional implementation guidance on the previously issued ASU 2014-09. The amendments represent guidance related to the effective dates of the standards noted above, therefore, the amendments themselves do not have an effective date.

        In 2014, the company established a cross-functional implementation team which included representatives from the company's four operating segments. The implementation team has evaluated the impact of adopting the new standard on the company's contracts expected to be uncompleted as of January 1, 2018 (the date of adoption). The evaluation included reviewing the company's accounting policies and practices to identify differences that would result from applying the requirements of the new standard. The company has identified and made changes to its processes, systems and controls to support recognition and disclosure under the new standard. The implementation team has worked closely with various industry groups to conclude on certain interpretative issues.

        Management continues to evaluate the impact of adopting ASU 2014-09, 2016-08, 2016-10, 2016-12, 2016-20, 2017-05 and 2017-13 on the company's financial position, results of operations, cash flows and related disclosures. Under the new standard, the company will continue to recognize engineering and construction contract revenue over time using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Revenue on the majority of the company's contracts will continue to be recognized over time because of the continuous transfer of control to the customer. However, adoption of the new standard will affect the manner in which the company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the company typically segments revenue and margin recognition between the engineering and construction phases of its contracts. Upon adoption, the entire engineering and construction contract will typically be a single unit of account (a single performance obligation), which will result in a more constant recognition of revenue and margin over the term of the contract. Based on the company's most recent assessment of existing contracts, the adoption of ASU 2014-09 is expected to result in a cumulative effect adjustment to decrease retained earnings by a range of $300 million to $350 million as of January 1, 2018.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Discontinued Operations

        During 2015, the company recorded an after-tax loss from discontinued operations of $6 million resulting from the settlement of lead exposure cases related to the divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri, which the company sold in 1994, and the payment of legal fees incurred in connection with a pending indemnification action against the buyer of the lead business for these settlements and others. The tax effect associated with this loss was $3 million.

3.     Consolidated Statement of Cash Flows

        The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows are comprised of:

	Year Ended December 31,
(in thousands)	2017	2016	2015

(Increase) decrease in:
Accounts and notes receivable, net	$162,655	$(337,775)	$190,141
Contract work in progress	140,556	(72,419)	80,742
Other current assets	(138,638)	19,311	(20,861)
Other assets	(3,944)	250,332	(54,726)
Increase (decrease) in:
Trade accounts payable	(137,441)	200,480	(57,317)
Advance billings on contracts	60,808	43,985	243,996
Accrued liabilities	(65,207)	40,088	(38,529)
Other liabilities	(30,688)	(8,609)	(39,550)

Increase (decrease) in cash due to changes in operating assets and liabilities	$(11,899)	$135,393	$303,896

Cash paid during the year for:
Interest	$61,560	$72,057	$40,585
Income taxes (net of refunds)	175,045	164,836	249,921

4.     Income Taxes

        The Tax Cuts and Jobs Act ("the Act") was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by the company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of the provision for income taxes from continuing operations. As a result, the company recorded provisions for income tax resulting from the enactment of the Act for the year ended December 31, 2017, as described below.

        As of December 31, 2017, the company had not fully completed its accounting for the tax effects of the enactment of the Act. The company's provision for income taxes for the year ended December 31, 2017 is based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. For the amounts that the company was able to reasonably estimate, the company recognized tax expense of $37 million relating to the enactment of the Act. As the company completes its analysis of the Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service ("IRS"), and other standard-setting bodies, the company may make adjustments to the provisional amounts. These amounts may materially impact the company's

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provision for income taxes in the period in which adjustments are made. The primary components of the $37 million tax expense resulting from the Act include:

  •
  Tax expense in the amount of $76 million related to the revaluation of deferred tax assets and liabilities due to the reduction of the U.S. corporate tax rate from 35% to 21% under the Act.

  •
  A tax benefit of $39 million as a result of the one-time transition tax on previously unremitted foreign earnings. This included the release of deferred tax liabilities for unremitted foreign earnings, which exceeded $34 million of additional tax on the one-time transition tax. The transition tax deems a repatriation of the post-1986 earnings and profits not previously distributed (or deemed distributed). The company has made adjustments related to the withholding taxes that would be imposed by foreign jurisdictions should the deemed repatriations be followed by actual cash repatriations but has not made any policy decisions regarding whether to indefinitely reinvest any amounts deemed repatriated. While the company has accrued the transition tax on the deemed repatriation of unremitted foreign earnings, the company was unable to determine a reasonable estimate of the remaining tax liability, if any, under the Act for its remaining outside basis differences. Therefore, the company has not included a provisional amount for this item in its financial statements for the year ended December 31, 2017. The company will record amounts as needed for this item beginning in the first reporting period during the measurement period in which the company obtains necessary information and is able to analyze and prepare a reasonable estimate.

        The Act includes provisions for Global Intangible Low-Taxed Income ("GILTI"), under which taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. In general this income will effectively be taxed at a 10.5% tax rate. As a result, the company's deferred tax assets and liabilities are being evaluated to determine if the deferred tax assets and liabilities should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for the company after the year ending December 31, 2017. Because of the complexity of the new GILTI tax rules, the company is continuing to evaluate this provision of the Act and the application of the relevant U.S. GAAP provisions. Under U.S. GAAP, the company is allowed to make an accounting policy election of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method"), or (ii) factoring such amounts into a company's measurement of its deferred taxes (the "deferred method"). Currently, the company has not elected a method and will only do so after its completion of the analysis of the GILTI provisions. Its election method will depend, in part, on analyzing its global income to determine whether the company expects to have future U.S. inclusions in its taxable income related to GILTI and, if so, the impact that is expected.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The income tax expense (benefit) included in the Consolidated Statement of Earnings from continuing operations is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015

Current:
Federal	$(119,875)	$120,798	$22,465
Foreign	145,064	95,198	203,125
State and local	(3,503)	11,067	15,623

Total current	21,686	227,063	241,213

Deferred:
Federal	15,720	58,601	8,867
Foreign	75,688	(65,656)	(5,630)
State and local	8,878	(857)	1,438

Total deferred	100,286	(7,912)	4,675

Total income tax expense	$121,972	$219,151	$245,888

        A reconciliation of U.S. statutory federal income tax expense to income tax expense is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015

U.S. statutory federal tax expense	$135,255	$191,310	$254,293
Increase (decrease) in taxes resulting from:
State and local income taxes	6,326	5,785	11,518
Other permanent items, net	(1,072)	(11,101)	(5,828)
Worthless stock	(15,175)	—	—
Noncontrolling interests	(25,582)	(16,117)	(21,873)
Foreign losses, net	(1,055)	24,288	8,640
Valuation allowance, net	22,860	6,978	5,611
Statute expirations and tax authority settlements	—	(13,280)	(7,827)
Revaluation due to Section 987 tax law change	—	24,156	—
Impact of tax reform	37,423	—	—
International restructuring	(46,295)	—	—
Other, net	9,287	7,132	1,354

Total income tax expense	$121,972	$219,151	$245,888

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2017	2016

Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$28,410	$117,981
Employee time-off accrual	58,500	94,134
Project and non-project reserves	40,966	46,219
Tax basis of investments in excess of book basis	—	69,195
Net operating loss carryforward	184,517	180,450
U.S. foreign tax credit carryforward	168,027	—
Other comprehensive loss	71,537	271,878
Other	66,286	34,147

Total deferred tax assets	618,243	814,004
Valuation allowance for deferred tax assets	(99,529)	(81,360)

Deferred tax assets, net	$518,714	$732,644

Deferred tax liabilities:
Book basis of property, equipment and other capital costs in excess of tax basis	(86,780)	(88,262)
Residual U.S. tax on unremitted non-U.S. earnings	—	(161,827)
Dividend withholding on unremitted non-U.S. earnings	(42,201)	—
Other	(73,261)	(28,446)

Total deferred tax liabilities	(202,242)	(278,535)

Deferred tax assets, net of deferred tax liabilities	$316,472	$454,109

        The company had non-U.S. net operating loss carryforwards related to various jurisdictions of approximately $794 million as of December 31, 2017. Of the total losses, $557 million can be carried forward indefinitely and $237 million will begin to expire in various jurisdictions starting in 2018.

        The company had U.S. foreign tax credits of approximately $168 million as of December 31, 2017, which will expire in 2028.

        The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowance for 2017 and 2016 is primarily due to the deferred tax assets established for certain net operating loss carryforwards and certain reserves on investments. In 2017 and 2016, the company released valuation allowances on branch net operating losses of $5 million and $127 million, respectively. In 2016, the strong earnings history of our U.K. branch provided enough positive evidence to release a $127 million valuation allowance on its net operating loss carryforward. This release did not impact total tax expense as it related to branch income which is included in the U.S. tax return.

        On December 7, 2016, the U.S. Treasury issued regulations under Internal Revenue Code Section 987 ("Section 987 Regulations") which prescribes how companies are required to calculate foreign currency translation gains and losses for income tax purposes for branches that have functional currencies other than the U.S. dollar. The issuance of the Section 987 Regulations necessitated the reduction of deferred tax assets in the amount of $24 million in 2016.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In 2016, the company concluded an audit with the IRS for tax years 2012-2013. This resulted in a net reduction in tax expense of $11 million.

        The unrecognized tax benefits as of December 31, 2017 and 2016 were $61 million and $59 million, of which $13 million and $9 million, if recognized, would have favorably impacted the effective tax rates at the end of 2017 and 2016, respectively. The company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

(in thousands)	2017	2016

Balance at beginning of year	$58,881	$42,203
Change in tax positions of prior years	3,024	30,034
Change in tax positions of current year	—	—
Reduction in tax positions for statute expirations	—	(1,044)
Reduction in tax positions for audit settlements	(1,249)	(12,312)

Balance at end of year	$60,656	$58,881

        The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The company had $8 million of accrued interest and penalties as of both December 31, 2017 and 2016.

        U.S. and foreign earnings from continuing operations before taxes are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015

United States	$(222,979)	$(33,414)	$12,520
Foreign	609,420	580,014	714,032

Total	$386,441	$546,600	$726,552

        Earnings from continuing operations before taxes in the United States decreased in 2017 compared to 2016 primarily due to pre-tax charges totaling $260 million related to forecast revisions for estimated cost growth at three fixed-price, gas-fired power plants in the southeastern United States. Earnings from continuing operations before taxes in foreign jurisdictions were relatively flat as compared to 2016. Earnings from continuing operations before taxes in foreign jurisdictions decreased in 2016 compared to 2015 primarily due to lower contributions from the Energy, Chemicals & Mining segment.

5.     Retirement Benefits

        The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees worldwide.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Contribution Retirement Plans

        Domestic and international defined contribution retirement plans are available to eligible salaried and craft employees. Contributions to defined contribution retirement plans are based on a percentage of the employee's eligible compensation. The company recognized expense of $165 million, $167 million and $146 million associated with contributions to its defined contribution retirement plans during 2017, 2016 and 2015, respectively.

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

        Net periodic pension expense for the U.S. and non-U.S. defined benefit pension plans included the following components:

	U.S. Pension Plan			Non-U.S. Pension Plans
	Year Ended December 31,			Year Ended December 31,
(in thousands)	2017	2016	2015	2017	2016	2015

Service cost	$—	$—	$6,800	$18,780	$19,507	$20,517
Interest cost	—	—	16,116	22,525	26,435	26,511
Expected return on assets	—	—	(19,711)	(40,272)	(39,535)	(49,066)
Amortization of prior service cost/(credits)	—	—	867	(828)	(813)	(814)
Recognized net actuarial loss	—	—	9,714	7,890	8,819	7,681
Loss on settlement	—	—	250,946	184	396	390

Net periodic pension expense	$—	$—	$264,732	$8,279	$14,809	$5,219

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The ranges of assumptions indicated below cover defined benefit pension plans in the United States, the Netherlands, the United Kingdom, Germany, the Philippines and Australia and are based on the economic environment in each host country at the end of each respective annual reporting period. The discount rates for the non-U.S. defined benefit pension plans were determined primarily based on a hypothetical yield curve developed from the yields on high quality corporate and government bonds with durations consistent with the pension obligations in those countries. The discount rate for the U.S. plan was determined based on assumptions which reflected the intended settlement of the plan in 2015. Benefits that were assumed to be settled as lump-sum payments to plan participants were estimated using interest rates prescribed by law. Benefits that were assumed to be settled through an annuity purchase were estimated using a blend of U.S. Treasury and high-quality corporate bond discount rates. The expected long-term rate of return on asset assumptions utilizing historical returns, correlations and investment manager forecasts are established for all relevant asset classes including public U.S. and international equities and government, corporate and other debt securities.

	U.S. Pension Plan			Non-U.S. Pension Plans
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015

For determining projected benefit obligation at year-end:
Discount rates	N/A	N/A	N/A	1.90-5.50%	1.90-5.00%	2.35-5.50%
Rates of increase in compensation levels	N/A	N/A	N/A	2.25-7.00%	2.25-7.00%	2.25-7.00%
For determining net periodic cost for the year:
Discount rates	N/A	N/A	1.95%	1.90-5.00%	1.90-5.50%	2.20-5.00%
Rates of increase in compensation levels	N/A	N/A	N/A	2.25-7.00%	2.25-7.00%	2.25-8.00%
Expected long-term rates of return on assets	N/A	N/A	2.95%	1.90-7.40%	4.30-7.00%	4.90-7.00%

        The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, the company expects to contribute up to $25 million to its defined benefit pension plans in 2018, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities for the defined benefit pension plans would increase by approximately $57 million.

        The following table sets forth the target allocations and the weighted average actual allocations of plan assets:

		December 31,

	Target Allocation	2017	2016

Asset category:
Debt securities	65% - 75%	68%	68%
Equity securities	20% - 30%	25%	26%
Other	0% - 10%	7%	6%

Total		100%	100%

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Debt securities are comprised of corporate bonds, government securities, repurchase agreements and common or collective trusts with underlying investments in corporate bonds, government and asset backed securities and interest rate swaps. Corporate bonds primarily consist of investment-grade rated bonds and notes, of which no significant concentration exists in any one rating category or industry. Government securities include international government bonds, some of which are inflation-indexed. Corporate bonds and government securities are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

        Equity securities are diversified across various industries and are comprised of common stocks of international companies as well as common or collective trusts with underlying investments in common and preferred stocks. Publicly traded corporate equity securities are valued based on the last trade or official close of an active market or exchange on the last business day of the plan's year. Securities not traded on the last business day are valued at the last reported bid price. As of both December 31, 2017 and 2016, direct investments in equity securities were concentrated in international securities.

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

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the plan assets and liabilities of the company's defined benefit pension plans that are measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Equity securities:
Common stock	$4,806	$4,806	$—	$—	$3,187	$3,187	$—	$—
Debt securities:
Corporate bonds	155,337	—	155,337	—	139,243	—	139,243	—
Government securities	305,831	—	305,831	—	276,266	—	276,266	—
Other:
Guaranteed investment contracts	21,030	—	—	21,030	19,075	—	—	19,075
Foreign currency contracts and other	12,225	—	12,225	—	5,244	—	5,244	—
Liabilities:
Debt securities:
Repurchase agreements	(110,282)	—	(110,282)	—	(107,328)	—	(107,328)	—
Other:
Foreign currency contracts and other	(11,138)	—	(11,138)	—	(5,113)	—	(5,113)	—

Plan assets measured at fair value, net	$377,809	$4,806	$351,973	$21,030	$330,574	$3,187	$308,312	$19,075
Plan assets measured at net asset value:
CCTs — equity securities	265,647				240,203
CCTs — debt securities	380,419				337,265
CCTs — other	58,900				41,744
Plan assets not measured at fair value, net	3,431				1,161

Total plan assets, net	$1,086,206				$950,947

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

(in thousands)	2017	2016

Balance at beginning of year	$19,075	$—
Actual return on plan assets:
Assets still held at reporting date	3,388	(1,268)
Assets sold during the period	—	—
Acquisitions	—	21,923
Purchases	16	—
Sales	—	—
Settlements	(1,449)	(1,580)

Balance at end of year	$21,030	$19,075

        The following table presents expected benefit payments for the company's defined benefit pension plans:

(in thousands)

Year Ended December 31,
2018	$39,753
2019	39,055
2020	40,856
2021	52,848
2022	42,098
2023 — 2027	218,507

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Measurement dates for the company's defined benefit pension plans are December 31. The following table sets forth the change in projected benefit obligation, plan assets and funded status of the plans:

	December 31,
(in thousands)	2017	2016

Change in projected benefit obligation
Benefit obligation at beginning of year	$987,989	$911,550
Service cost	18,780	19,507
Interest cost	22,525	26,435
Employee contributions	3,112	3,272
Currency translation	118,411	(80,418)
Actuarial (gain) loss	(15,437)	96,216
Plan amendments	(1,058)	—
Benefits paid	(33,948)	(33,695)
Settlements	(2,281)	—
Acquisitions	—	55,799
Other	—	(10,677)

Projected benefit obligation at end of year	1,098,093	987,989

Change in plan assets
Plan assets at beginning of year	950,947	920,477
Actual return on plan assets	38,657	124,210
Company contributions	15,283	14,868
Employee contributions	3,112	3,272
Currency translation	114,436	(88,852)
Benefits paid	(33,948)	(33,695)
Settlements	(2,281)	—
Acquisitions	—	21,923
Other	—	(11,256)

Plan assets at end of year	1,086,206	950,947

Funded Status — (Under)/overfunded	$(11,887)	$(37,042)

Amounts recognized in the Consolidated Balance Sheet
Pension assets included in other assets	$40,212	$30,977
Pension liabilities included in other accrued liabilities	(2,208)	(2,001)
Pension liabilities included in noncurrent liabilities	(49,891)	(66,018)
Accumulated other comprehensive loss (pre-tax)	$235,495	$231,225

        During 2018, approximately $7 million of the amount of accumulated other comprehensive loss shown above is expected to be recognized as components of net periodic pension expense.

        Projected benefit obligations exceeded plan assets for all defined benefit pension plans as of December 31, 2017, with the exception of the plan in the United Kingdom. In the aggregate, these plans had projected benefit obligations of $702 million and plan assets with a fair value of $650 million as of December 31, 2017.

        The total accumulated benefit obligation for all defined benefit pension plans as of December 31, 2017 and 2016 was $1.0 billion and $919 million, respectively. As of December 31, 2017 and 2016, the accumulated benefit obligation exceeded plan assets for certain defined benefit pension plans in the Netherlands and Germany that the company assumed in the Stork acquisition during 2016. Plan assets

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exceeded the accumulated benefit obligation for each of the other plans (including the company's legacy plan in the Netherlands) as of December 31, 2017 and 2016.

Multiemployer Pension Plans

        In addition to the company's defined benefit pension plans discussed above, the company participates in multiemployer pension plans for its union construction and maintenance craft employees. Contributions are based on the hours worked by employees covered under various collective bargaining agreements. Company contributions to these multiemployer pension plans were $118 million, $108 million and $22 million during 2017, 2016 and 2015, respectively. The increase in contributions during 2017 and 2016 primarily resulted from an increase in craft employees at two nuclear power plant projects in the United States and a refinery project in Canada. The company is not aware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants. None of these multiemployer pension plans are individually significant to the company.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents(1)	$1,301	$701	$600	$—	$21,035	$21,035	$—	$—
Marketable securities, current(2)	57,783	—	57,783	—	54,840	—	54,840	—
Deferred compensation trusts(3)	23,256	23,256	—	—	37,510	37,510	—	—
Marketable securities, noncurrent(4)	113,622	—	113,622	—	143,553	—	143,553	—
Derivative assets(5)
Commodity contracts	—	—	—	—	83	—	83	—
Foreign currency contracts	29,766	—	29,766	—	34,776	—	34,776	—
Liabilities:
Derivative liabilities(5)
Commodity contracts	$—	$—	$—	$—	$129	$—	$129	$—
Foreign currency contracts	29,127	—	29,127	—	43,574	—	43,574	—

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

        All of the company's financial instruments carried at fair value are included in the table above. All of the above financial instruments are available-for-sale securities except for those held in the deferred compensation trusts (which are trading securities) and derivative assets and liabilities. The company has determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses, and the company expects to recover the entire cost basis of the securities. The available-for-sale securities are made up of the following security types as of December 31, 2017: money market funds of $1 million, U.S. agency securities of $3 million, U.S. Treasury securities of $69 million, corporate debt securities of $97 million and commercial paper of $3 million. As of December 31, 2016, available-for-sale securities consisted of money market funds of $21 million, U.S. agency securities of $11 million, U.S. Treasury securities of $87 million and corporate debt securities of $100 million. The

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortized cost of these available-for-sale securities is not materially different from the fair value. During 2017, 2016 and 2015, proceeds from sales and maturities of available-for-sale securities were $159 million, $286 million and $336 million, respectively.

        In addition to assets and liabilities that are measured at fair value on a recurring basis, the company is required to measure certain assets and liabilities at fair value on a nonrecurring basis. See Notes 18 for further discussion of nonrecurring fair value measurements related to the company's acquisition of Stork.

        The carrying values and estimated fair values of the company's financial instruments that are not required to be measured at fair value in the Consolidated Balance Sheet are as follows:

		December 31, 2017		December 31, 2016
	Fair Value Hierarchy
(in thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash(1)	Level 1	$1,104,316	$1,104,316	$1,133,295	$1,133,295
Cash equivalents(2)	Level 2	698,458	698,458	696,106	696,106
Marketable securities, current(3)	Level 2	103,351	103,351	56,197	56,197
Notes receivable, including noncurrent portion(4)	Level 3	26,006	26,006	29,458	29,458
Liabilities:
1.750% Senior Notes(5)	Level 2	$597,674	$622,277	$523,629	$551,582
3.375% Senior Notes(5)	Level 2	496,859	512,475	496,011	512,510
3.5% Senior Notes(5)	Level 2	493,320	513,480	492,360	508,230
Revolving Credit Facility(6)	Level 2	—	—	52,735	52,735
Other borrowings, including noncurrent portion(7)	Level 2	31,106	31,106	35,457	35,457

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

(6)
Amounts represent borrowings under the company's €125 million Revolving Credit Facility which expired in April 2017, as discussed in Note 8. The carrying amount of the borrowings under this revolving credit facility approximates fair value because of the short-term maturity.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Derivatives and Hedging

        As of December 31, 2017, the company had total gross notional amounts of $828 million of foreign currency contracts outstanding (primarily related to the British Pound, Kuwaiti Dinar, Indian Rupee, Philippine Peso and South Korean Won) that were designated as hedging instruments. The foreign currency contracts are of varying duration, none of which extend beyond December 2019. There were no commodity contracts outstanding as of December 31, 2017. The impact to earnings due to hedge ineffectiveness was immaterial for the years ended December 31, 2017, 2016 and 2015.

        The fair values of derivatives designated as hedging instruments under ASC 815 as of December 31, 2017 and 2016 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	December 31, 2017	December 31, 2016	Balance Sheet Location	December 31, 2017	December 31, 2016

Commodity contracts	Other current assets	$—	$83	Other accrued liabilities	$—	$129
Foreign currency contracts	Other current assets	18,667	13,231	Other accrued liabilities	19,046	16,543
Foreign currency contracts	Other assets	6,472	21,545	Noncurrent liabilities	8,654	27,031

Total		$25,139	$34,859		$27,700	$43,703

        The pre-tax net gains (losses) recognized in earnings associated with the hedging instruments designated as fair value hedges for the years ended December 31, 2017, 2016 and 2015 were as follows:

Fair Value Hedges (in thousands)	Location of Loss	2017	2016	2015

Foreign currency contracts	Corporate general and administrative expense	$5,415	$(2,886)	$(5,191)

        The pre-tax amount of gain (loss) recognized in earnings associated with the hedging instruments designated as fair value hedges noted in the table above offset the amount of gain (loss) recognized in earnings on the hedged items in the same locations in the Consolidated Statement of Earnings.

        The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges for the years ended December 31, 2017, 2016 and 2015 was as follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI				After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
Cash Flow Hedges (in thousands)	2017	2016	2015	Location of Gain (Loss)	2017	2016	2015

Commodity contracts	$44	$401	$(728)	Total cost of revenue	$52	$(550)	$(385)
Foreign currency contracts	5,455	(6,344)	(2,532)	Total cost of revenue	1,805	(3,224)	(1,525)
Interest rate contracts	—	—	—	Interest expense	(1,049)	(1,049)	(1,049)

Total	$5,499	$(5,943)	$(3,260)		$808	$(4,823)	$(2,959)

        As of December 31, 2017, the company also had total gross notional amounts of $106 million of foreign currency contracts outstanding that were not designated as hedging instruments. These contracts primarily related to engineering contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. As of December 31, 2017, the company had total gross notional amounts of $81 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. Net gains of $1.1 million associated with the company's derivatives and embedded derivatives were included in Cost of Revenue for the year ended December 31, 2017. A gain of less than $0.1 million associated with the company's derivatives were included in Cost of Revenues for the year ended December 31, 2016.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Financing Arrangements

        As of December 31, 2017, the company had both combination of committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of December 31, 2017, letters of credit and borrowings totaling $1.7 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company's subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

        In connection with the Stork acquisition, the company assumed a €110 million Super Senior Revolving Credit Facility that bore interest at EURIBOR plus 3.75%. In April 2016, the company repaid and replaced the €110 million Super Senior Revolving Credit Facility with a €125 million Revolving Credit Facility which was used for revolving loans, bank guarantees, letters of credit and to fund working capital in the ordinary course of business. This replacement facility, which bore interest at EURIBOR plus .75%, expired in April 2017. Outstanding borrowings of $53 million under the €125 million Revolving Credit Facility were repaid in 2017.

        Letters of credit are provided in the ordinary course of business primarily to indemnify the company's clients if the company fails to perform its obligations under its contracts. Surety bonds may be used as an alternative to letters of credit.

        Consolidated debt consisted of the following:

	December 31,
(in thousands)	2017	2016

Current:
Revolving Credit Facility	$—	$52,735
Other borrowings	27,361	29,508
Long-Term:
1.750% Senior Notes	$597,674	$523,629
3.375% Senior Notes	496,859	496,011
3.5% Senior Notes	493,320	492,360
Other borrowings	3,745	5,949

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Other borrowings of $31 million and $35 million as of December 31, 2017 and 2016, respectively, primarily represent bank loans and other financing arrangements resulting from the acquisition of Stork, exclusive of the Stork Notes.

        As of December 31, 2017, the company was in compliance with all of the financial covenants related to its debt agreements.

9.     Other Noncurrent Liabilities

        The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The deferrals can earn either market-based fixed or variable rates of return, at the option of the participants. As of December 31, 2017 and 2016, $395 million and $356 million, respectively, of obligations related to these plans were included in noncurrent liabilities. To fund these obligations, the company has established non-qualified trusts, which are classified as noncurrent assets. These trusts primarily hold company-owned life insurance policies, reported at cash surrender value, and marketable equity securities, reported at fair

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value. These trusts were valued at $382 million and $348 million as of December 31, 2017 and 2016, respectively. Periodic changes in value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to obligations included in noncurrent liabilities which are also reflected in earnings.

        The company maintains appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities included $56 million and $65 million as of December 31, 2017 and 2016, respectively, relating to these liabilities. For certain professional liability risks, the company's retention amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported because there is insufficient claims history or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.

10.   Stock-Based Plans

        The company's executive stock-based plans provide for grants of nonqualified or incentive stock options, restricted stock awards or units, stock appreciation rights and performance-based Value Driver Incentive ("VDI") units. All executive stock-based plans are administered by the Organization and Compensation Committee of the Board of Directors ("Committee") comprised of outside directors, none of whom are eligible to participate in the executive plans. Recorded compensation cost for stock-based payment arrangements, which is generally recognized on a straight-line basis, totaled $26 million, $28 million and $36 million for the years ended December 31, 2017, 2016 and 2015, respectively, net of recognized tax benefits of $16 million, $17 million and $21 million for the years ended 2017, 2016 and 2015, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes restricted stock, restricted stock unit and stock option activity:

	Restricted Stock or Restricted Stock Units		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share

Outstanding as of December 31, 2014	868,521	$66.35	3,173,008	$62.92

Granted	556,323	58.85	963,288	59.05
Expired or canceled	(30,484)	64.74	(118,356)	63.60
Vested/exercised	(456,052)	62.92	(46,414)	38.25

Outstanding as of December 31, 2015	938,308	$63.62	3,971,526	$62.25

Granted	553,415	46.50	662,001	46.07
Expired or canceled	(16,298)	54.26	(63,229)	50.25
Vested/exercised	(443,062)	64.55	(88,917)	41.13

Outstanding as of December 31, 2016	1,032,363	$54.19	4,481,381	$60.45

Granted	402,783	54.88	1,103,817	55.35
Expired or canceled	(48,005)	51.58	(285,434)	63.07
Vested/exercised	(453,677)	59.89	(229,808)	40.82

Outstanding as of December 31, 2017	933,464	$51.85	5,069,956	$60.08

Options exercisable as of December 31, 2017			3,323,462	$63.41

Remaining unvested options outstanding and expected to vest			1,694,099	$53.75

        As of December 31, 2017, there was a maximum of 12,819,674 shares available for future grant under the company's various stock-based plans. Shares available for future grant included shares which may be granted by the Committee as either stock options, on a share-for-share basis, or restricted stock awards, restricted stock units and VDI units on the basis of one share for each 3.0 available shares.

        Restricted stock units and restricted shares issued under the plans provide that shares awarded may not be sold or otherwise transferred until service-based restrictions have lapsed and any performance objectives have been attained as established by the Committee. Restricted stock units are rights to receive shares subject to certain service and performance conditions as established by the Committee. Generally, upon termination of employment, restricted stock units and restricted shares which have not vested are forfeited. For the company's executives, the restricted units granted in 2017, 2016 and 2015 generally vest ratably over three years. For the company's directors, the restricted units and shares granted in 2017, 2016 and 2015 vest or vested on the first anniversary of the grant. For directors and certain executives, restricted stock units are subject to a post-vest holding period of three years. The fair value of restricted stock units and restricted shares represents the closing price of the company's common stock on the date of grant discounted for the post-vest holding period, when applicable. For the years 2017, 2016 and 2015, recognized compensation expense of $21 million, $27 million and $31 million, respectively, is included in corporate general and administrative expense related to restricted stock awards and units. The fair value of restricted stock units and shares that vested during 2017, 2016 and 2015 was $25 million, $22 million and $26 million, respectively. The balance of unamortized restricted stock expense as of December 31, 2017 was $8 million, which is expected to be recognized over a weighted-average period of 1.1 years.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Option grant amounts and award dates are established by the Committee. The exercise price of options represents the closing price of the company's common stock on the date of grant. Options normally extend for 10 years and become exercisable over a vesting period determined by the Committee. The options granted in 2017, 2016 and 2015 vest ratably over three years. The aggregate intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during 2017, 2016 and 2015 was $2 million, $1 million and $1 million, respectively. The balance of unamortized stock option expense as of December 31, 2017 was $5 million, which is expected to be recognized over a weighted-average period of 1.2 years. Expense associated with stock options for the years ended December 31, 2017, 2016 and 2015, which is included in corporate general and administrative expense in the accompanying Consolidated Statement of Earnings, totaled $13 million, $10 million and $15 million, respectively.

        The fair value of options on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	December 31,
	2017	2016

Weighted average grant date fair value	$14.23	$12.55
Expected life of options (in years)	5.8	6.1
Risk-free interest rate	2.3%	1.6%
Expected volatility	27.8%	32.4%
Expected annual dividend per share	$0.84	$0.84

        The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility.

        Information related to options outstanding as of December 31, 2017 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share

$30.46 - $35.00	76,750	1.2	$30.46	76,750	1.2	$30.46
$42.75 - $62.50	3,940,424	6.9	56.53	2,193,930	5.6	58.74
$68.36 - $80.12	1,052,782	4.6	75.54	1,052,782	4.6	75.54

	5,069,956	6.3	$60.08	3,323,462	5.2	$63.41

        As of December 31, 2017, options outstanding and options exercisable had an aggregate intrinsic value of approximately $6 million and $4 million, respectively.

        During 2017, 2016 and 2015, performance-based VDI units totaling 249,204; 296,052; and 430,970, respectively, were awarded to executives. These awards vest after a period of approximately three years and contain annual performance conditions for each of the three years of the vesting period. Beginning in 2016, the performance targets for each year were generally established in the first quarter of that year. Under ASC 718, performance-based awards are not deemed granted for accounting purposes until performance targets have been established. Accordingly, only one-third of the units awards in any given year are deemed to be granted each year of the three year vesting period. VDI awards granted during 2017 and 2016 are also subject to a post-vest holding period restriction for the period of three years. During 2017, units totaling 83,068 and 92,094 under the 2017 and 2016 VDI plans, respectively, were granted at weighted-average grant date fair values of $53.35 per share and $51.62 per share, respectively. The grant date fair value is determined by adjusting the closing price of the company's common stock on the date of grant for the post-vest holding period discount and for the effect of the market condition, when applicable.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For awards granted under the 2017 VDI plan, the number of units will be adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the VDI award agreement. For awards granted under the 2016 VDI plan, the number of units is adjusted at the end of each performance period based only on the achievement of certain performance targets, as defined in the VDI award agreement. Units granted under the 2017, 2016 and 2015 VDI plans can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718. Compensation expense of $8 million, $8 million and $11 million related to stock-based VDI units is included in corporate general and administrative expense in 2017, 2016 and 2015, respectively. The balance of unamortized compensation expense associated with VDI units as of December 31, 2017 was $1 million, which is expected to be recognized over a weighted-average period of less than one year. During 2017, the company paid $26 million for fully vested VDI awards granted in 2014 that were settleable in cash.

11.   Earnings Per Share

        Basic EPS is calculated by dividing net earnings attributable to Fluor Corporation by the weighted average number of common shares outstanding during the period. Potentially dilutive securities include employee stock options, restricted stock units and shares, VDI units and the 1.5% Convertible Senior Notes (in 2015). Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method. As a result of the adoption of ASU 2016-09 in the first quarter of 2017, the excess tax benefits and tax deficiencies that were previously recorded to additional paid-in capital have been excluded from the hypothetical proceeds used to calculate the repurchase of shares under the treasury stock method beginning in the first quarter of 2017.

        The calculations of the basic and diluted EPS for the years ended December 31, 2017, 2016 and 2015 under the treasury stock method are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015

Amounts attributable to Fluor Corporation:
Earnings from continuing operations	$191,377	$281,401	$418,170
Loss from discontinued operations, net of taxes	—	—	(5,658)

Net earnings	$191,377	$281,401	$412,512

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	139,761	139,171	144,805
Earnings from continuing operations	$1.37	$2.02	$2.89
Loss from discontinued operations, net of taxes	—	—	(0.04)

Net earnings	$1.37	$2.02	$2.85

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	139,761	139,171	144,805
Diluted effect:
Employee stock options, restricted stock units and shares and VDI units	1,132	1,741	1,827
Conversion equivalent of dilutive convertible debt	—	—	90

Weighted average diluted shares outstanding	140,893	140,912	146,722
Earnings from continuing operations	$1.36	$2.00	$2.85
Loss from discontinued operations, net of taxes	—	—	(0.04)

Net earnings	$1.36	$2.00	$2.81

Anti-dilutive securities not included above	4,706	3,843	3,408

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the years ended December 31, 2016 and 2015, the company repurchased and canceled 202,650 and 10,104,988 shares of its common stock, respectively, under its stock repurchase program for $10 million and $510 million, respectively.

12.   Lease Obligations

        Net rental expense amounted to approximately $144 million, $152 million and $169 million in the years ended December 31, 2017, 2016 and 2015, respectively. The company's lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property. Net rental expense in 2017 and 2016 was lower compared to 2015, primarily due to a decrease in rental equipment and facilities required to support project execution activities in the Energy, Chemicals & Mining segment.

        The company's obligations for minimum rentals under non-cancelable operating leases (excluding project lease agreements which are fully reimbursable by the client) are as follows:

Year Ended December 31,	(in thousands)

2018	$86,300
2019	70,900
2020	55,800
2021	35,500
2022	22,700
Thereafter	55,500

        During 2015, the company sold two office buildings located in California for net proceeds of $82 million and subsequently entered into a twelve year lease with the purchaser. The resulting gain on the sale of the property was approximately $58 million, of which $7 million was recognized during the fourth quarter of 2015 and $4 million was recognized during both 2017 and 2016. These gains were included in corporate general and administrative expense in the Consolidated Statement of Earnings. The remaining deferred gain of approximately $43 million is being amortized over the remaining life of the lease on a straight-line basis.

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

        As required by ASC 810-10-45, the company has separately disclosed on the face of the Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the years ended December 31, 2017, 2016 and 2015, net earnings attributable to noncontrolling interests were $73 million, $46 million and $62 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in all periods presented. Distributions paid to noncontrolling interests were $47 million, $58 million and $59 million for the years ended December 31, 2017, 2016 and 2015, respectively. Capital contributions by noncontrolling interests were $6 million, $9 million and $5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

14.   Contingencies and Commitments

        The company and certain of its subsidiaries are subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

may be significant, the company currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations.

        Fluor Australia Ltd., a wholly-owned subsidiary of the company ("Fluor Australia"), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. ("Santos") involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court against Fluor Australia, asserting various causes of action and seeking damages of approximately AUD $1.47 billion. Santos has joined Fluor Corporation to the matter on the basis of a parent company guarantee issued for the project. The company believes that the claims asserted by Santos are without merit and is vigorously defending these claims. Based upon the present status of this matter, the company does not believe it is probable that a loss will be incurred. Accordingly, the company has not recorded a charge as a result of this action.

Other Matters

        The company has made claims arising from the performance under its contracts. The company recognizes revenue, but not profit, for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under claims accounting (ASC 605-35-25), these requirements are satisfied when (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Similarly, the company recognizes disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. The company periodically evaluates its positions and amounts recognized with respect to all its claims and back charges. As of December 31, 2017 and 2016, the company had recorded $124 million and $61 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract work in progress. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $18 million and $41 million as of December 31, 2017 and 2016, respectively. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 605-35-25.

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

15.   Guarantees

        In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $14 billion as of December 31, 2017. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of December 31, 2017 and 2016 in accordance with ASC 460, "Guarantees," and the carrying value of the liability was not material.

        Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.

16.   Partnerships and Joint Ventures

        In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivables related to work performed for unconsolidated partnerships and joint ventures included in "Accounts and notes receivable, net" on the Consolidated Balance Sheet were $83 million and $392 million as of December 31, 2017 and 2016, respectively. The decrease in this receivable balance in 2017 resulted primarily from collections from one Energy, Chemicals & Mining joint venture project in the United States. Notes receivable from unconsolidated partnerships and joint ventures included in "Accounts and notes receivable, net" and "Other assets" on the Consolidated Balance Sheet were $22 million and $19 million as of December 31, 2017 and 2016, respectively.

        For unconsolidated construction partnerships and joint ventures, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting on the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company's investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $726 million and $454 million as of December 31, 2017 and 2016, respectively, and were classified under "Investments" and "Other accrued liabilities" on the Consolidated Balance Sheet. The following is a summary of aggregate, unaudited balance sheet data for these unconsolidated partnerships and joint ventures where the company's investment is presented as a one-line equity method investment: As of December 31, 2017, current assets of $3.7 billion, noncurrent assets of $1.7 billion, current liabilities of $2.1 billion and noncurrent liabilities of $1.7 billion; as of December 31, 2016, current assets of $3.5 billion, noncurrent assets of $1.3 billion, current liabilities of $3.0 billion and noncurrent liabilities of $628 million. Additionally, the following is a summary of aggregate, unaudited income statement data for

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unconsolidated partnerships and joint ventures where the equity method of accounting is used to recognize the company's share of net earnings or losses of investees: Revenue of $1.5 billion, $1.6 billion and $961 million for 2017, 2016 and 2015, respectively; cost of revenue of $1.4 billion, $1.5 billion and $926 million for 2017, 2016 and 2015, respectively; and net earnings of $26 million, $30 million and $14 million for 2017, 2016 and 2015, respectively.

        In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. ("CFHI"), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China's Guangdong province. The company made additional investments of $62 million in 2016 and $26 million in 2017 and has a future funding commitment of $52 million.

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

        The net carrying value of the unconsolidated VIEs classified under "Investments" and "Other accrued liabilities" on the Consolidated Balance Sheet was a net asset of $216 million as of December 31, 2017 and a net liability of $9 million as of December 31, 2016. Some of the company's VIEs have debt; however, such debt is typically non-recourse in nature. The company's maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of December 31, 2017 for the unconsolidated VIEs were $39 million.

        In some cases, the company is required to consolidate certain VIEs. As of December 31, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $700 million, respectively. As of December 31, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $959 million and $566 million,

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

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

        The Energy, Chemicals & Mining segment is the company's commodity-related segment which focuses on opportunities in the upstream, midstream, downstream, chemical, petrochemical, offshore and onshore oil and gas production, liquefied natural gas, pipeline, metals and mining markets. This segment has long served a broad spectrum of commodity-based industries as an integrated solutions provider offering a full range of design, engineering, procurement, construction, fabrication and project management services. The revenue of a single customer and its affiliates of the Energy, Chemicals & Mining segment amounted to 13 percent, 10 percent and 11 percent of the company's consolidated revenue during the years ended December 31, 2017, 2016 and 2015, respectively.

        The Industrial, Infrastructure & Power segment provides design, engineering, procurement, construction and project management services to the transportation, life sciences, advanced manufacturing, water and power sectors. The Industrial, Infrastructure & Power segment includes the operations of NuScale Power, LLC, a small modular nuclear reactor technology company, which is managed as a separate operating segment within the Industrial, Infrastructure & Power segment.

        The Government segment provides engineering, construction, logistics, base and facilities operations and maintenance, contingency response and environmental and nuclear services to the U.S. government and governments abroad. The percentage of the company's consolidated revenue from work performed for various agencies of the U.S. government was 15 percent, 13 percent and 12 percent during the years ended December 31, 2017, 2016 and 2015, respectively.

        The Diversified Services segment includes Stork, which provides facility start-up and management, plant and facility maintenance, operations support and asset management services to the oil and gas, chemicals, life sciences, mining and metals, consumer products and manufacturing industries. The Diversified Services segment also includes the operations of the company's equipment and temporary staffing businesses and power services.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income; domestic and foreign income taxes; other non-operating income and expense items; and loss from discontinued operations.

  Operating Information by Segment

	Year Ended December 31,
(in millions)	2017	2016	2015

External revenue
Energy, Chemicals & Mining	$9,376.7	$9,754.2	$11,865.4
Industrial, Infrastructure & Power	4,367.5	4,094.5	2,264.0
Government	3,232.7	2,720.0	2,557.4
Diversified Services	2,544.1	2,467.8	1,427.2

Total external revenue	$19,521.0	$19,036.5	$18,114.0

Segment profit (loss)
Energy, Chemicals & Mining	$454.7	$401.5	$866.6
Industrial, Infrastructure & Power	(170.8)	135.8	(44.9)
Government	127.9	85.1	83.1
Diversified Services	133.6	121.9	127.4

Total segment profit	$545.4	$744.3	$1,032.2

Depreciation and amortization of fixed assets
Energy, Chemicals & Mining	$—	$—	$—
Industrial, Infrastructure & Power	4.7	3.9	4.0
Government	2.8	2.3	3.2
Diversified Services	137.6	139.5	113.4
Corporate and other	61.0	65.4	68.1

Total depreciation and amortization of fixed assets	$206.1	$211.1	$188.7

Capital expenditures
Energy, Chemicals & Mining	$—	$—	$—
Industrial, Infrastructure & Power	27.7	2.2	6.1
Government	4.2	2.1	3.9
Diversified Services	187.1	153.1	158.9
Corporate and other	64.1	78.5	71.3

Total capital expenditures	$283.1	$235.9	$240.2

Total assets
Energy, Chemicals & Mining	$1,815.2	$2,348.0
Industrial, Infrastructure & Power	926.3	750.1
Government	732.0	493.7
Diversified Services	2,120.4	1,952.7
Corporate and other	3,733.8	3,671.9

Total assets	$9,327.7	$9,216.4

Goodwill
Energy, Chemicals & Mining	$15.8	$15.5
Industrial, Infrastructure & Power	14.6	13.6
Government	58.0	58.0
Diversified Services	476.3	445.1

Total goodwill	$564.7	$532.2

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  •
  Energy, Chemicals & Mining.  Segment profit for 2017 was adversely affected by pre-tax charges totaling $44 million (or $0.20 per diluted share) resulting from forecast revisions for estimated cost increases on a downstream project. Segment profit for 2016 was adversely affected by pre-tax charges totaling $265 million (or $1.20 per diluted share) related to forecast revisions for estimated cost increases on a petrochemicals project in the United States. The decrease in total assets in the Energy, Chemicals & Mining segment resulted from decreased working capital in support of project execution activities.

  •
  Industrial, Infrastructure & Power.  Segment profit for 2017 was adversely affected by pre-tax charges totaling $260 million (or $1.18 per diluted share) resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects in the southeastern United States. Segment profit for 2015 included a loss of $60 million (or $0.26 per diluted share) resulting from forecast revisions for a large gas-fired power plant in Brunswick County, Virginia. Segment profit for all periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment profit were $76 million, $92 million and $80 million during 2017, 2016 and 2015, respectively. NuScale expenses for 2017, 2016 and 2015 were reported net of qualified reimbursable expenses of $48 million, $57 million and $65 million, respectively. (See Note 1 for a further discussion of the cooperative agreement between NuScale and the DOE.) The increase in total assets in the Industrial, Infrastructure & Power segment resulted from increased working capital in support of project execution activities.

    Total assets in the Industrial, Infrastructure & Power segment as of December 31, 2017 included accounts receivable related to the two subcontracts with Westinghouse to manage the construction workforce at the Plant Vogtle and V.C. Summer nuclear power plant projects. On March 29, 2017 ("the bankruptcy petition date"), Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was cancelled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of December 31, 2017 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. The company filed mechanic's liens in South Carolina against the property of the owner of the V.C. Summer project for amounts due for pre-petition services rendered to Westinghouse. Based on the company's evaluation of available information, the company does not expect the close-out of these projects to have a material impact on the company's results of operations.

  •
  Government.  The increase in total assets in the Government segment resulted from increased working capital in support of project execution activities for the Power Infrastructure Restoration Project in Puerto Rico.

  •
  Diversified Services.  During 2017, 2016 and 2015, intercompany revenue for the Diversified Services segment, excluded from the amounts shown above, was $589 million, $524 million and $439 million, respectively. The increase in total assets in the Diversified Services segment resulted from increased working capital in support of project execution activities.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of Total Segment Profit to Earnings from Continuing Operations Before Taxes

	Year Ended December 31,
(in millions)	2017	2016	2015

Total segment profit	$545.4	$744.3	$1,032.2
Gain related to a partial sale of a subsidiary	—	—	68.2
Pension settlement charge	—	—	(239.9)
Corporate general and administrative expense	(192.2)	(191.1)	(168.3)
Interest income (expense), net	(39.9)	(52.6)	(28.1)
Earnings attributable to noncontrolling interests	73.1	46.0	62.5

Earnings from continuing operations before taxes	$386.4	$546.6	$726.6

  •
  Corporate general and administrative expense.  Foreign currency exchange losses of $21 million and foreign currency exchange gains of $35 million were included in corporate general and administrative expense during 2017 and 2016, respectively. Corporate general and administrative expense also included organizational realignment expenses (primarily severance and facility exit costs) of $20 million and $38 million during 2017 and 2016, respectively. Additionally, corporate general and administrative expense in 2016 included transaction and integration costs associated with the Stork acquisition of $25 million.

Operating Information by Geographic Area

        Engineering services for international projects are often performed within the United States or a country other than where the project is located. Revenue associated with these services has been classified within the geographic area where the work was performed.

	External Revenue Year Ended December 31,			Total Assets As of December 31,
(in millions)	2017	2016	2015	2017	2016

United States	$10,071.1	$9,891.9	$7,857.3	$4,808.1	$4,842.4
Canada	1,447.5	2,170.1	2,459.3	490.5	749.5
Asia Pacific (includes Australia)	985.5	1,010.2	870.4	729.3	645.8
Europe	4,358.3	3,372.1	2,509.2	2,238.0	2,103.7
Central and South America	968.2	1,006.2	2,560.4	675.0	499.7
Middle East and Africa	1,690.4	1,586.0	1,857.4	386.8	375.3

Total	$19,521.0	$19,036.5	$18,114.0	$9,327.7	$9,216.4

Non-Operating (Income) Expense

        Non-operating income (net of expenses) of $6 million and $7 million was included in corporate general and administrative expense in 2017 and 2015, respectively. Non-operating expenses (net of income) of $1 million were included in corporate general and administrative expense in 2016.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The company completed its valuation of Stork's assets and liabilities at the end of 2016. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired, totaling €384 million (or approximately $417 million), has been recorded as goodwill.

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2017
Revenue	$4,835.9	$4,716.1	$4,941.6	$5,027.4
Cost of revenue	4,685.9	4,684.1	4,720.1	4,812.4
Earnings (loss) before taxes	93.4	(23.9)	165.4	151.5
Net earnings (loss)	77.4	(6.6)	112.9	80.8
Net earnings (loss) attributable to Fluor Corporation	60.6	(24.0)	94.5	60.3
Earnings (loss) per share
Basic	$0.43	$(0.17)	$0.68	$0.43
Diluted	0.43	(0.17)	0.67	0.43
Year ended December 31, 2016
Revenue	$4,423.9	$4,856.1	$4,766.9	$4,989.6
Cost of revenue	4,168.1	4,607.9	4,729.7	4,740.5
Earnings (loss) before taxes	189.2	181.4	(2.7)	178.7
Net earnings	119.0	120.0	17.4	71.0
Net earnings attributable to Fluor Corporation	104.3	101.8	4.8	70.5
Earnings per share
Basic	$0.75	$0.73	$0.03	$0.51
Diluted	0.74	0.72	0.03	0.50

        Net earnings in the first, second and fourth quarters of 2017 were adversely affected by pre-tax charges totaling $25 million (or $0.11 per diluted share), $194 million (or $0.89 per diluted share), and $41 million (or $0.19 per diluted share), respectively, resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects in the southeastern United States. Net earnings in the second, third and fourth quarters of 2017 were adversely affected by pre-tax charges totaling $6 million (or $0.03 per diluted share), $9 million (or $0.04 per diluted share), and $29 million (or $0.13 per diluted share), respectively, resulting from forecast revisions for estimated cost increases on a downstream project. Additionally, net earnings in the fourth quarter of 2017 were adversely affected by $37 million (or $0.27 per diluted share) related to the recently enacted tax reform legislation in the United States.

        Net earnings in the second and third quarters of 2016 were adversely affected by pre-tax charges of $24 million (or $0.10 per diluted share) and $241 million (or $1.10 per diluted share), respectively, related to forecast revisions for estimated cost increases on a petrochemicals project in the United States.