Form 10-Q
period 2018-03-31
FLUOR CORP
filed 2018-05-03
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, 140,587,114 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

March 31, 2018

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2018	2017

TOTAL REVENUE	$4,823,770	$4,835,905

TOTAL COST OF REVENUE	4,765,975	4,685,904

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	57,271	45,048
Interest expense	17,112	17,563
Interest income	(7,533)	(6,035)
Total cost and expenses	4,832,825	4,742,480

EARNINGS (LOSS) BEFORE TAXES	(9,055)	93,425
INCOME TAX EXPENSE	3,006	16,071

NET EARNINGS (LOSS)	(12,061)	77,354

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,529	16,743

NET EARNINGS (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$(17,590)	$60,611

BASIC EARNINGS (LOSS) PER SHARE	$(0.13)	$0.43

DILUTED EARNINGS (LOSS) PER SHARE	$(0.13)	$0.43

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	140,099	139,443
DILUTED	140,099	140,958

DIVIDENDS DECLARED PER SHARE	$0.21	$0.21

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2018	2017

NET EARNINGS (LOSS)	$(12,061)	$77,354

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	26,358	30,490
Ownership share of equity method investees’ other comprehensive income	4,981	8,433
Defined benefit pension and postretirement plan adjustments	1,176	393
Unrealized gain (loss) on derivative contracts	(3,602)	5,348
Unrealized gain on available-for-sale securities	709	83
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	29,622	44,747

COMPREHENSIVE INCOME	17,561	122,101

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,869	17,001

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$11,692	$105,100

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	March 31,	December 31,
(in thousands, except share and per share amounts)	2018	2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($583,168 and $516,046 related to variable interest entities (“VIEs”))	$1,685,954	$1,804,075
Marketable securities, current ($89,295 and $91,295 related to VIEs)	142,503	161,134
Accounts and notes receivable, net ($221,966 and $327,652 related to VIEs)	1,727,474	1,602,751
Contract assets ($196,233 and $132,500 related to VIEs)	1,557,966	1,458,533
Other current assets ($18,028 and $9,229 related to VIEs)	580,865	574,764
Total current assets	5,694,762	5,601,257

Marketable securities, noncurrent	—	113,622
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,204,484 and $1,201,929) (net PP&E of $41,180 and $44,004 related to VIEs))	1,097,833	1,093,681
Goodwill	581,298	564,683
Investments	898,724	878,863
Deferred taxes	435,675	316,472
Deferred compensation trusts	345,799	381,826
Other assets ($27,325 and $27,631 related to VIEs)	371,135	377,288
TOTAL ASSETS	$9,425,226	$9,327,692

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($368,636 and $258,592 related to VIEs)	$1,720,943	$1,512,740
Short-term borrowings	28,808	27,361
Contract liabilities ($314,675 and $361,701 related to VIEs)	1,193,465	874,036
Accrued salaries, wages and benefits ($34,677 and $32,678 related to VIEs)	724,798	706,520
Other accrued liabilities ($48,259 and $44,211 related to VIEs)	410,292	453,513
Total current liabilities	4,078,306	3,574,170

LONG-TERM DEBT DUE AFTER ONE YEAR	1,607,653	1,591,598
NONCURRENT LIABILITIES	609,960	669,525
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 140,597,739 and 139,918,324 shares in 2018 and 2017, respectively	1,406	1,399
Additional paid-in capital	99,028	88,222
Accumulated other comprehensive loss	(372,960)	(402,242)
Retained earnings	3,268,837	3,654,931
Total shareholders’ equity	2,996,311	3,342,310
Noncontrolling interests	132,996	150,089
Total equity	3,129,307	3,492,399
TOTAL LIABILITIES AND EQUITY	$9,425,226	$9,327,692

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(12,061)	$77,354
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	51,907	50,718
Amortization of intangibles	4,747	5,059
(Earnings) loss from equity method investments, net of distributions	1,854	1,072
Gain on sale of property, plant and equipment	(2,153)	(3,665)
Amortization of stock-based awards	13,917	15,666
Deferred compensation trust	1,025	(14,573)
Deferred compensation obligation	930	14,620
Deferred taxes	(37,920)	52,081
Net retirement plan accrual (contributions)	(5,235)	(7,604)
Changes in operating assets and liabilities	(151,051)	82,779
Other items	(1,962)	(3,272)
Cash provided (utilized) by operating activities	(136,002)	270,235

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(44,868)	(30,521)
Proceeds from the sales and maturities of marketable securities	175,784	71,900
Capital expenditures	(65,082)	(66,884)
Proceeds from disposal of property, plant and equipment	16,494	14,652
Investments in partnerships and joint ventures	(15,574)	(86,026)
Other items	128	611
Cash provided (utilized) by investing activities	66,882	(96,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(30,242)	(29,996)
Repayment of borrowings under revolving lines of credit	—	(53,455)
Distributions paid to noncontrolling interests	(23,226)	(12,251)
Capital contributions by noncontrolling interests	365	3,606
Taxes paid on vested restricted stock	(5,455)	(6,171)
Stock options exercised	4,019	5,787
Other items	(3,440)	14,991
Cash utilized by financing activities	(57,979)	(77,489)
Effect of exchange rate changes on cash	8,978	20,667
Increase (decrease) in cash and cash equivalents	(118,121)	117,145
Cash and cash equivalents at beginning of period	1,804,075	1,850,436
Cash and cash equivalents at end of period	$1,685,954	$1,967,581

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  Principles of Consolidation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2017 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2018 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of March 31, 2018 and December 31, 2017 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. During the first quarter of 2018, the operations of the company’s mining and metals business, previously included in the Energy & Chemicals segment, have been included in the Mining, Industrial, Infrastructure & Power segment. Therefore, certain amounts disclosed in 2017 have been reclassified to conform to the 2018 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

In the first quarter of 2018, the company adopted Accounting Standards Update (“ASU”) 2014-09 (ASC Topic 606), “Revenue from Contracts with Customers” using the modified retrospective method in which the new guidance was applied retrospectively to contracts that were not completed as of January 1, 2018. Results for the reporting period beginning after January 1, 2018 have been presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with previous guidance. See Note 3 for a further discussion of the adoption and the impact on the company’s financial statements.

(2)                  Recent Accounting Pronouncements

New accounting pronouncements implemented by the company during the first quarter of 2018 are discussed below or in the related notes, where appropriate.

In the first quarter of 2018, the company adopted ASU 2014-09 (ASC Topic 606), “Revenue from Contracts with Customers” and related ASUs. See Note 3 for a further discussion of the adoption and the impact on the company’s financial statements.

In the first quarter of 2018, the company adopted ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends the Financial Accounting Standards Board’s (“FASB”) hedge accounting model to enable entities to better portray their risk management activities in the financial statements. ASU 2017-12 expands an entity’s ability to hedge nonfinancial and financial risk components and eliminates the requirement to separately measure and report hedge ineffectiveness. The adoption of ASU 2017-12 did not have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2018, the company adopted ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The adoption of ASU 2017-09 did not have any impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2018, the company adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented separately from the service cost component. As a result of the adoption of ASU 2017-07, the service cost component of net periodic pension expense has been presented in “Total cost of revenue” and the other components of net periodic pension expense have been presented in “Corporate general and administrative expense” on the Condensed Consolidated Statement of Earnings for the three months

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

ended March 31, 2018. Amounts in the 2017 period have not been reclassified to conform to the new presentation as the impact to the results of operations was not material. The adoption of ASU 2017-07 did not have any impact on the company’s financial position or cash flows.

In the first quarter of 2018, the company adopted ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The adoption of ASU 2017-01 did not have any impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2018, the company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-18 requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The adoption of ASU 2016-18 did not have any impact on the company’s cash flows.

In the first quarter of 2018, the company adopted ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 amends the guidance in Accounting Standards Codification (“ASC”) 230, which often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities, and has resulted in diversity in practice in how certain cash receipts and cash payments are classified. The adoption of ASU 2016-15 did not have any impact on the company’s cash flows.

In the first quarter of 2018, the company adopted ASU 2016-01, “Financial Instruments — Overall — Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to recognize any changes in fair value in net income unless the investments qualify for a practicability exception. The adoption of ASU 2016-01 did not have any impact on the company’s financial position, results of operations or cash flows.

New accounting pronouncements requiring implementation in future periods are discussed below.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify the tax effects stranded in accumulated other comprehensive income as a result of the enactment of comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act, to retained earnings. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Management is currently evaluating the impact that the adoption of ASU 2018-02 will have on the company’s financial position, results of operations and cash flows.

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

In February 2016, the FASB issued ASU 2016-02, “Leases: Amendments to the FASB Accounting Standards Codification,” and issued subsequent amendments to the initial guidance in September 2017 within ASU 2017-13 which continues to amend the existing guidance on accounting for leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASU 2016-02 also requires the recognition of lease assets and lease liabilities on the balance sheet, and the disclosure of key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. The new guidance will be applied to leases that exist or are entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements. Management is

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

currently evaluating the impact of adopting ASU 2016-02 on the company’s financial position, results of operations and cash flows.

(3)                  Revenue Recognition

On January 1, 2018, the company adopted ASC Topic 606, “Revenue from Contracts with Customers,” including the following ASUs:

ASU 2014-09, “Revenue from Contracts with Customers” outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and represent separate performance obligations, how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price.

ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” clarifies the principal versus agent guidance in ASU 2014-09. ASU 2016-08 clarifies how an entity determines whether to report revenue gross or net based on whether it controls a specific good or service before it is transferred to a customer. ASU 2016-08 also reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent.

ASU 2016-10, “Identifying Performance Obligations and Licensing” amends certain aspects of ASU 2014-09. ASU 2016-10 amends how an entity should identify performance obligations for immaterial promised goods or services, shipping and handling activities and promises that may represent performance obligations. ASU 2016-10 also provides implementation guidance for determining the nature of licensing and royalties arrangements.

ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” also clarifies certain aspects of ASU 2014-09 including the assessment of collectability, presentation of sales taxes, treatment of noncash consideration, and accounting for completed contracts and contract modifications at transition.

ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” allows an entity to determine the provision for loss contracts at either the contract level or the performance obligation level as an accounting policy election. The company determines its provision for loss contracts at the contract level.

ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” clarifies that the scope and application of ASC 610-20 on accounting for the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales, applies only when the asset (or asset group) does not meet the definition of a business.

ASU 2017-13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments” provides guidance related to the effective dates of the ASUs noted above.

The company adopted ASC Topic 606 using the modified retrospective method, and accordingly the new guidance was applied retrospectively to contracts that were not completed as of January 1, 2018 (the date of initial application). As a result, the company has recorded a cumulative effect adjustment to decrease retained earnings by $339 million as of January 1, 2018 as well as the following cumulative effect adjustments:

·                  A decrease to accounts receivable of $50 million;

·                  A decrease to contract assets of $19 million;

·                  A decrease to investments of $4 million;

·                  A decrease to other assets of $14 million;

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

·                  An increase to contract liabilities of $357 million;

·                  A decrease to other accrued liabilities of $14 million;

·                  A decrease to noncurrent liabilities of $1 million;

·                  An increase to deferred taxes assets of $89 million; and

·                  A decrease to noncontrolling interests of $1 million.

The decrease in retained earnings primarily resulted from a change in the manner in which the company determines the unit of account for its projects (i.e., performance obligations). Under the previous guidance, the company typically segmented revenue and margin recognition between the engineering and construction phases of its contracts. Upon adoption of ASC Topic 606, engineering and construction contracts are generally accounted for as a single unit of account (a single performance obligation), resulting in a more constant recognition of revenue and margin over the term of the contract. In accordance with ASU 2017-13, certain of the company’s unconsolidated partnerships and joint ventures will not adopt ASC Topic 606 until January 1, 2019, at which time the company will record a cumulative effect adjustment which is not expected to be significant.

The following table presents how the adoption of ASC Topic 606 affected certain line items in the Condensed Consolidated Statement of Earnings:

	Three Months Ended
	March 31, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Total revenue	$4,822,060	$1,710	$4,823,770
Total cost of revenue	4,765,277	698	4,765,975
Corporate general and administrative expense	57,585	(314)	57,271
Interest expense	17,112	—	17,112
Interest income	(7,533)	—	(7,533)
Earnings (loss) before taxes	(10,381)	1,326	(9,055)
Income tax expense	3,006	—	3,006
Net earnings (loss)	(13,387)	1,326	(12,061)
Net earnings attributable to noncontrolling interests	5,374	155	5,529
Net earnings (loss) attributable to Fluor Corporation	(18,761)	1,171	(17,590)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents how the adoption of ASC Topic 606 affected certain line items in the Condensed Consolidated Balance Sheet:

	As of March 31, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Accounts and notes receivable, net	$1,766,502	$(39,028)	$1,727,474
Contract assets (previously presented as contract work in progress)	1,591,293	(33,327)	1,557,966
Investments	902,007	(3,283)	898,724
Deferred taxes assets	345,009	90,666	435,675
Other assets	384,802	(13,667)	371,135
Contract liabilities (previously presented as advance billings on contracts)	831,991	361,474	1,193,465
Other accrued liabilities	423,059	(12,767)	410,292
Noncurrent liabilities	611,078	(1,118)	609,960
Accumulated other comprehensive loss	(365,107)	(7,853)	(372,960)
Retained earnings	3,606,404	(337,567)	3,268,837
Noncontrolling interests	133,804	(808)	132,996

The following table presents how the adoption of ASC Topic 606 affected certain line items in the Condensed Consolidated Statement of Cash Flows:

	Three Months Ended
	March 31, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(13,387)	$1,326	$(12,061)
(Earnings) loss from equity method investments, net of distributions	1,156	698	1,854
Deferred taxes	(35,947)	(1,973)	(37,920)
Changes in operating assets and liabilities	(151,000)	(51)	(151,051)
Cash utilized by operating activities	(136,002)	—	(136,002)

Update to Major Accounting Policies

Upon adoption of ASC Topic 606, the company revised its accounting policy on revenue recognition from the policy provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2017. The revised accounting policy on revenue recognition is provided below.

Engineering & Construction Contracts and Service Contracts

The company recognizes engineering and construction contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Engineering and construction contracts are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. The company recognizes revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. The percentage-of-completion method (an input method) is the most faithful depiction of the company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of depreciation and amortization. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is acting as a principal rather than as an agent (i.e., the company integrates the materials, labor and equipment

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

into the deliverables promised to the customer). Customer-furnished materials are only included in revenue and cost when the contract includes construction activity and the company has visibility into the amount the customer is paying for the materials or there is a reasonable basis for estimating the amount. The company recognizes revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Revenue on these uninstalled materials is recognized when the cost is incurred (when control is transferred). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on engineering and construction contracts are typically due within 30 to 45 days of billing, depending on the contract.

For service contracts (including maintenance contracts) in which the company has the right to consideration from the customer in an amount that corresponds directly with the value to the customer of the company’s performance completed to date, revenue is recognized when services are performed and contractually billable. For all other service contracts, the company recognizes revenue over time using the cost-to-cost percentage-of-completion method. Service contracts that include multiple performance obligations are segmented between types of services. For contracts with multiple performance obligations, the company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on service contracts that have not been billed to clients is classified as a current asset under contract assets on the Condensed Consolidated Balance Sheet. Amounts billed to clients in excess of revenue recognized on service contracts to date are classified as a current liability under contract liabilities. Customer payments on service contracts are typically due within 30 to 90 days of billing, depending on the contract.

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $1.3 billion and contract work in progress (typically for fixed-price contracts) of $306 million as of March 31, 2018. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $410 million and $337 million as of March 31, 2018 and December 31, 2017, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The company recognized revenue of $510 million during the three months ended March 31, 2018 that was included in contract liabilities as of January 1, 2018. The company anticipates that substantially all incurred cost associated with contract assets as of March 31, 2018 will be billed and collected within one year.

Variable Consideration

The nature of the company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders; awards and incentive fees; and liquidated damages and penalties. The company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied.

The company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the company’s work on a project. Historically, warranty claims have not resulted in material costs incurred.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Practical Expedients

If the company has a right to consideration from a customer in an amount that corresponds directly with the value of the company’s performance completed to date (a service contract in which the company bills a fixed amount for each hour of service provided), the company recognizes revenue in the amount to which it has a right to invoice for services performed.

The company does not adjust the contract price for the effects of a significant financing component if the company expects, at contract inception, that the period between when the company transfers a service to a customer and when the customer pays for that service will be one year or less.

The company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the company from its customers (use taxes, value added taxes, some excise taxes).

Remaining Unsatisfied Performance Obligations

The company’s remaining unsatisfied performance obligations (“RUPO”) as of March 31, 2018 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The company had $26.5 billion in RUPO as of March 31, 2018.

The company expects to satisfy its RUPO as of March 31, 2018 over the following periods (in millions):

Within 1 year	$13,297
1 to 2 years	9,377
Thereafter	3,800
Total remaining unsatisfied performance obligations	$26,474

Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.

Disaggregation of Revenue

Revenue disaggregated by reportable segment for the three months ended March 31, 2018 and 2017 is presented in Note 17.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents revenue disaggregated by the geographic area where the work was performed for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Revenue by Geographic Area (in millions)	2018	2017(1)
United States	$2,319.0	$2,530.9
Canada	75.7	496.9
Asia Pacific (includes Australia)	231.7	197.2
Europe	1,185.8	1,032.8
Central and South America	541.0	163.0
Middle East and Africa	470.6	415.1
Total revenue by geographic area	$4,823.8	$4,835.9

(1)         Prior period amounts have not been adjusted for the adoption of ASC Topic 606 under the modified retrospective method.

(4)                   Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$26,918	$(560)	$26,358	$48,658	$(18,168)	$30,490
Ownership share of equity method investees’ other comprehensive income	6,259	(1,278)	4,981	13,387	(4,954)	8,433
Defined benefit pension and postretirement plan adjustments	1,517	(341)	1,176	628	(235)	393
Unrealized gain (loss) on derivative contracts	(4,530)	928	(3,602)	8,436	(3,088)	5,348
Unrealized gain on available-for-sale securities	1,134	(425)	709	132	(49)	83
Total other comprehensive income	31,298	(1,676)	29,622	71,241	(26,494)	44,747
Less: Other comprehensive income attributable to noncontrolling interests	340	—	340	258	—	258
Other comprehensive income attributable to Fluor Corporation	$30,958	$(1,676)	$29,282	$70,983	$(26,494)	$44,489

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended March 31, 2018 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2017	$(211,177)	$(32,614)	$(152,058)	$(5,684)	$(709)	$(402,242)
Other comprehensive income (loss) before reclassifications	26,018	4,476	—	(3,761)	—	26,733
Amounts reclassified from AOCI	—	505	1,176	159	709	2,549
Net other comprehensive income (loss)	26,018	4,981	1,176	(3,602)	709	29,282
Balance as of March 31, 2018	$(185,159)	$(27,633)	$(150,882)	$(9,286)	$—	$(372,960)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2017	$(1,462)	$—	$—	$—	$—	$(1,462)
Other comprehensive income (loss) before reclassifications	340	—	—	—	—	340
Amounts reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive income (loss)	340	—	—	—	—	340
Balance as of March 31, 2018	$(1,122)	$—	$—	$—	$—	$(1,122)

The changes in AOCI balances by component (after-tax) for the three months ended March 31, 2017 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2016	$(286,449)	$(31,913)	$(167,667)	$(10,375)	$(265)	$(496,669)
Other comprehensive income before reclassifications	30,280	8,433	—	4,744	76	43,533
Amounts reclassified from AOCI	—	—	393	556	7	956
Net other comprehensive income	30,280	8,433	393	5,300	83	44,489
Balance as of March 31, 2017	$(256,169)	$(23,480)	$(167,274)	$(5,075)	$(182)	$(452,180)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2016	$(614)	$—	$—	$(52)	$—	$(666)
Other comprehensive income before reclassifications	210	—	—	15	—	225
Amounts reclassified from AOCI	—	—	—	33	—	33
Net other comprehensive income	210	—	—	48	—	258
Balance as of March 31, 2017	$(404)	$—	$—	$(4)	$—	$(408)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

		Three Months Ended
	Location in Consolidated	March 31,
(in thousands)	Statement of Earnings	2018	2017
Component of AOCI:

Ownership share of equity method investees’ other comprehensive loss	Total cost of revenue	$(696)	$—
Income tax benefit	Income tax expense	191	—
Net of tax		$(505)	$—

Defined benefit pension plan adjustments	Various accounts(1)	$(1,516)	$(628)
Income tax benefit	Income tax expense	340	235
Net of tax		$(1,176)	$(393)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Total cost of revenue	$214	$(513)
Interest rate contracts	Interest expense	(420)	(419)
Income tax benefit (expense)	Income tax expense	47	343
Net of tax		(159)	(589)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	—	(33)
Net of tax and noncontrolling interests		$(159)	$(556)

Unrealized loss on available-for-sale securities	Corporate general and administrative expense	$(1,134)	$(12)
Income tax benefit	Income tax expense	425	5
Net of tax		$(709)	$(7)

(1)            Defined benefit pension plan adjustments were reclassified to “Corporate general and administrative expense” in 2018 and to “Total cost of revenue” and “Corporate general and administrative expense” in 2017.

(5)                     Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. corporate federal income tax rate down to 21% from 35%, requires companies to pay a one-time transition tax on earnings from certain foreign subsidiaries and creates new taxes on certain foreign sourced earnings. The company applied the guidance in SAB 118 when accounting for the enactment date effects of the Tax Act, which allowed the company to make reasonable estimates at December 31, 2017. Given the complexity of the Tax Act, the company is still evaluating the tax impact and obtaining the information required to complete its accounting. Accordingly, all amounts recognized associated with the Tax Act during the first quarter of 2018 are provisional. Changes to the provisional estimates of the Tax Act will be recorded as a discrete item in the interim period the amounts are considered complete.

The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Taxes Income (“GILTI”) earned by foreign subsidiaries.  The company has not yet determined its accounting policy with respect to GILTI and has therefore included the estimate of current quarter GILTI entirely as a period cost.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The effective tax rates for the three months ended March 31, 2018 and 2017 were (33.2) percent and 17.2 percent, respectively.  The effective rate for the three months ended March 31, 2018, which reflected the lower U.S. corporate income tax rate enacted by the Tax Act, was unfavorably impacted by higher tax rates on foreign earnings and the inability to offset the losses recognized in certain jurisdictions against the income recognized in other jurisdictions. The effective rate for the three months ended March 31, 2017 benefitted from a worthless stock deduction on an insolvent foreign subsidiary. Both periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

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

(6)                  Cash Paid for Interest and Taxes

Cash paid for interest was $24 million and $23 million for the three months ended March 31, 2018 and 2017, respectively. Income tax payments, net of refunds, were $36 million and $34 million during the three-month periods ended March 31, 2018 and 2017, respectively.

(7)                   Earnings Per Share

Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method. The calculations of the basic and diluted EPS for the three months ended March 31, 2018 and 2017 are presented below:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2018	2017

Net earnings (loss) attributable to Fluor Corporation	$(17,590)	$60,611

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,099	139,443

Basic earnings (loss) per share	$(0.13)	$0.43

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,099	139,443

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units (1)	—	1,515
Weighted average diluted shares outstanding	140,099	140,958

Diluted earnings (loss) per share	$(0.13)	$0.43

Anti-dilutive securities not included above	4,159	3,844

(1)         Employee stock options, restricted stock units and shares, and Value Driver Incentive units of 1,143,000 were excluded from weighted average diluted shares outstanding for the three months ended March 31, 2018 as the shares would have an anti-dilutive effect on the net loss.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$—	$—	$—	$—	$1,301	$701	$600	$—
Marketable securities, current(2)	—	—	—	—	57,783	—	57,783	—
Deferred compensation trusts(3)	24,939	24,939	—	—	23,256	23,256	—	—
Marketable securities, noncurrent(4)	—	—	—	—	113,622	—	113,622	—
Derivative assets(5)
Foreign currency contracts	23,494	—	23,494	—	29,766	—	29,766	—

Liabilities:
Derivative liabilities(5)
Foreign currency contracts	$28,375	$—	$28,375	$—	$29,127	$—	$29,127	$—

(1)     Consists of registered money market funds and investment in U.S. agency securities with maturities of three months or less at the date of purchase. The fair value of the money market funds represents the net asset value of the shares of such funds as of the close of business at the end of the period. The fair value of the investments in U.S. agency securities is based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(5)     See Note 9 for the classification of foreign currency contracts on the Condensed Consolidated Balance Sheet. Foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

The company’s financial instruments presented in the table above included available-for-sale securities as of December 31, 2017. The available-for-sale securities were made up of the following security types as of December 31, 2017: money market funds of $1 million, U.S. agency securities of $3 million, U.S. Treasury securities of $69 million, corporate debt securities of $97 million and commercial paper of $3 million. The amortized cost of these available-for-sale securities was not materially different from the fair value. The company determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses as of December 31, 2017. During the three months ended March 31, 2018 and 2017, proceeds from sales and maturities of available-for-sale securities were $175 million and $25 million, respectively.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		March 31, 2018		December 31, 2017
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,137,269	$1,137,269	$1,104,316	$1,104,316
Cash equivalents(2)	Level 2	548,685	548,685	698,458	698,458
Marketable securities, current(3)	Level 2	142,503	142,503	103,351	103,351
Notes receivable, including noncurrent portion(4)	Level 3	31,813	31,813	26,006	26,006
Liabilities:
1.750% Senior Notes(5)	Level 2	$613,028	$644,659	$597,674	$622,277
3.375% Senior Notes(5)	Level 2	497,070	505,760	496,859	512,475
3.5% Senior Notes(5)	Level 2	493,560	502,085	493,320	513,480
Other borrowings, including noncurrent portion(6)	Level 2	32,803	32,803	31,106	31,106

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

(6)     Other borrowings primarily represent bank loans and other financing arrangements resulting from the acquisition of Stork. The majority of these borrowings mature within one year. The carrying amount of borrowings under these arrangements approximates fair value because of the short-term maturity.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(9)                  Derivatives and Hedging

The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility, may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally implements a hedging strategy utilizing derivative instruments or hedging instruments to mitigate the risk. The company’s hedging instruments are designated as either fair value or cash flow hedges in accordance with ASC 815, “Derivatives and Hedging.” The company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, its risk management objectives and strategies for undertaking the hedge transaction, and the initial quantitative assessment of the hedging instrument’s effectiveness in offsetting changes in the fair value of the hedged items. The company subsequently assesses hedge effectiveness qualitatively, unless the facts and circumstances of the hedge relationship change to an extent that the company can no longer assert qualitatively that the hedge is highly effective. The fair values of all hedging instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the change in the fair value of the hedging instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the hedging instrument’s gain or loss due to changes in fair value is recorded as a component of AOCI and is reclassified into earnings when the hedged item settles. For derivatives that are not designated or do not qualify as hedging instruments, the change in the fair value of the derivative is offset against the change in the fair value of the underlying asset or liability through earnings. The company does not enter into derivative instruments for speculative purposes. Under ASC 815, in certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. If an embedded foreign currency derivative is identified, the derivative is bifurcated from the host contract and the change in fair value is recognized through earnings. The company maintains master netting arrangements with certain counterparties to facilitate the settlement of derivative instruments; however, the company reports the fair value of derivative instruments on a gross basis.

As of March 31, 2018, the company had total gross notional amounts of $709 million of foreign currency contracts outstanding (primarily related to the British Pound, Kuwaiti Dinar, Indian Rupee, Philippine Peso and South Korean Won) that were designated as hedging instruments. The foreign currency contracts are of varying duration, none of which extend beyond January 2020. There were no commodity contracts outstanding as of March 31, 2018.

The fair values of derivatives designated as hedging instruments under ASC 815 as of March 31, 2018 and December 31, 2017 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
(in thousands)	Location	2018	2017	Location	2018	2017
Foreign currency contracts	Other current assets	$16,409	$18,667	Other accrued liabilities	$21,335	$19,046
Foreign currency contracts	Other assets	3,400	6,472	Noncurrent liabilities	6,110	8,654
Total		$19,809	$25,139		$27,445	$27,700

During the three months ended March 31, 2017, the company recognized a pre-tax net gain of $2.9 million in “Corporate general and administrative expense” associated with foreign currency contracts designated as fair value hedges. There were no fair value hedges outstanding as of March 31, 2018. The pre-tax net gain recognized in earnings associated with the hedging instruments designated as fair value hedges offset the amount of losses recognized in earnings on the hedged items in the same location on the Condensed Consolidated Statement of Earnings.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges for the three months ended March 31, 2018 and 2017 was as follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI			After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
Cash Flow Hedges (in thousands)	2018	2017	Location of Gain (Loss)	2018	2017
Commodity contracts	—	$3	Total cost of revenue	—	$(34)
Foreign currency contracts	(3,761)	4,741	Total cost of revenue	103	(260)
Interest rate contracts	—	—	Interest expense	(262)	(262)
Total	$(3,761)	$4,744		$(159)	$(556)

As of March 31, 2018, the company also had total gross notional amounts of $115 million of foreign currency contracts outstanding that were not designated as hedging instruments. These contracts primarily related to engineering contract obligations and monetary assets and liabilities denominated in nonfunctional currencies. As of March 31, 2018, the company had total gross notional amounts of $90 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. Net losses of $1 million associated with the company’s derivatives and embedded derivatives were included in “Total cost of revenue” and “Corporate general and administrative expense” for the three months ended March 31, 2018. There were no similar contracts of significance as of March 31, 2017.

(10)            Retirement Benefits

Net periodic pension expense for the company’s defined benefit pension plans includes the following components:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Service cost	$4,671	$4,394
Interest cost	5,867	5,293
Expected return on assets	(10,256)	(9,591)
Amortization of prior service credit	(243)	(195)
Recognized net actuarial loss	1,911	831
Net periodic pension expense	$1,950	$732

As a result of the adoption of ASU 2017-07 in the first quarter of 2018, the service cost component of net periodic pension expense has been presented in “Total cost of revenue” and the other components of net periodic pension expense have been presented in “Corporate general and administrative expense” on the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2018. Amounts in the 2017 period have not been reclassified to conform to the new presentation as the impact to the results of operations was not material.

The company currently expects to contribute up to $25 million into its defined benefit pension plans during 2018, which is expected to be in excess of the minimum funding required. During the three months ended March 31, 2018, contributions of approximately $7 million were made by the company.

(11)            Financing Arrangements

As of March 31, 2018, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of March 31, 2018, letters of credit and borrowings totaling $1.7 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

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

Other borrowings of $33 million as of March 31, 2018 and $31 million as of December 31, 2017 primarily represent bank loans and other financing arrangements associated with Stork.

As of March 31, 2018, the company was in compliance with all of the financial covenants related to its debt agreements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(12)           Stock-Based Plans

The company’s executive and director stock-based compensation plans are described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2017. In the first quarter of 2018 and 2017, restricted stock units totaling 570,969 and 363,051, respectively, were granted to executives, at weighted-average grant date fair values of $58.15 per share and $53.36 per share, respectively. Restricted stock units granted to executives in 2018 and 2017 generally vest ratably over three years. Restricted stock units awarded to certain executives in 2017 are subject to a post-vest holding period of three years. The fair value of restricted stock units represents the closing price of the company’s common stock on the date of grant discounted for the post-vest holding period, when applicable.

During the first quarter of 2018 and 2017, stock options for the purchase of 33,615 shares at a weighted-average exercise price of $58.15 per share and 1,103,817 shares at a weighted-average exercise price of $55.35 per share, respectively, were awarded to executives. The exercise price of options represents the closing price of the company’s common stock on the date of grant. The options granted in 2018 and 2017 vest ratably over three years and expire ten years after the grant date.

In the first quarter of 2018 and 2017, performance-based Value Driver Incentive (“VDI”) units totaling 206,598 and 249,204, respectively, were awarded to executives. These awards vest after a period of approximately three years and contain annual performance conditions for each of the three years of the vesting period. The performance targets for each year are generally established in the first quarter of that year. Under ASC 718, performance-based awards are not deemed granted for accounting purposes until the performance targets have been established. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the three year vesting period. During the first quarter of 2018, units totaling 68,866, 72,601 and 90,931 under the 2018, 2017 and 2016 VDI plans, respectively, were granted at weighted-average grant date fair values of $66.38 per share, $56.30 per share and $52.31 per share, respectively. VDI units granted under the 2017 and 2016 VDI plans are subject to a post-vest holding period of three years. The grant date fair value is determined by adjusting the closing price of the company’s common stock on the date of grant for the post-vest holding period discount and for the effect of the market condition, when applicable. For awards granted under the 2018 and 2017 VDI plans, the number of units will be adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the VDI award agreements. For awards granted under the 2016 VDI plan, the number of units is adjusted at the end of each performance period based only on the achievement of certain performance targets, as defined in the VDI award agreement. Units granted under the 2018, 2017 and 2016 VDI plans can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three months ended March 31, 2018 and 2017, net earnings attributable to noncontrolling interests were $6 million and $17 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods presented. Distributions paid to noncontrolling interests were $23 million and $12 million for the three months ended March 31, 2018 and 2017, respectively. Capital contributions by noncontrolling interests were $0.4 million and $4 million for the three months ended March 31, 2018 and 2017, respectively.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Fluor Australia Ltd., a wholly-owned subsidiary of the company (“Fluor Australia”), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. (“Santos”) involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court against Fluor Australia, asserting various causes of action and seeking damages of approximately AUD $1.47 billion. Santos has joined Fluor Corporation to the matter on the basis of a parent company guarantee issued for the project. The company believes that the claims asserted by Santos are without merit and is vigorously defending these claims. Based upon the present status of this matter, the company does not believe it is probable that a loss will be incurred. Accordingly, the company has not recorded a charge as a result of this action.

Other Matters

The company has made claims arising from the performance under its contracts. The company recognizes revenue for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on claims using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable.    Similarly, the company recognizes disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. The company periodically evaluates its positions and the amounts recognized with respect to all its claims and back charges. As of March 31, 2018 and December 31, 2017, the company had recorded $134 million and $124 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract assets. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $18 million as of both March 31, 2018 and December 31, 2017, respectively. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 606.

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

(15)           Guarantees

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $13 billion as of March 31, 2018. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of March 31, 2018 and December 31, 2017 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

(16)           Partnerships and Joint Ventures

In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” on the Condensed Consolidated Balance Sheet were $76 million and $83 million as of March 31, 2018 and December 31, 2017, respectively. Notes receivable from unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” and “Other assets” on the Condensed Consolidated Balance Sheet were $29 million and $22 million as of March 31, 2018 and December 31, 2017, respectively.

For unconsolidated construction partnerships and joint ventures, the company generally recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting on the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company’s investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $748 million and $726 million as of March 31, 2018 and December 31, 2017, respectively, and were classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet.

In the fourth quarter of 2017, the company made a cash investment of $26 million in COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. The company has a future funding commitment of $52 million.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. As required by ASC 810, management’s assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

The net carrying value of the unconsolidated VIEs classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet was a net asset of $240 million and $216 million as of March 31, 2018 and December 31, 2017, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of March 31, 2018 for the unconsolidated VIEs were $65 million.

In some cases, the company is required to consolidate certain VIEs. As of March 31, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $768 million, respectively. As of December 31, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $700 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

The company has agreements with certain VIEs to provide financial or performance assurances to clients. See Note 15 for a further discussion of such agreements.

(17)           Operating Information by Segment

During the first quarter of 2018, the company changed the composition of its reportable segments to align them with the manner in which the chief executive officer manages the business and allocates resources. The operations of the company’s mining and metals business, previously included in the Energy & Chemicals segment, have been included in the Mining, Industrial, Infrastructure & Power segment. The company now reports its operating results in the following four reportable segments: Energy & Chemicals; Mining, Industrial, Infrastructure & Power; Government; and Diversified Services. Segment operating information and assets for 2017 have been recast to reflect these changes.

The Energy & Chemicals segment focuses on opportunities in the upstream, midstream, downstream, chemical, petrochemical, offshore and onshore oil and gas production, liquefied natural gas and pipeline markets. This segment has long served a broad spectrum of industries as an integrated solutions provider offering a full range of design, engineering, procurement, construction, fabrication and project management services.

The Mining, Industrial, Infrastructure & Power segment provides design, engineering, procurement, construction and project management services to the mining and metals, transportation, life sciences, advanced manufacturing, water and power sectors. The operations of NuScale Power, LLC, which is managed as a separate operating segment, has been aggregated with the Mining, Industrial, Infrastructure & Power segment for financial reporting purposes.

The Government and Diversified Services segments remain unchanged from the previous year and a description of these reportable segments is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2017.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Operating information by reportable segment is as follows:

	Three Months Ended
	March 31,
External Revenue (in millions)	2018	2017
Energy & Chemicals	$1,943.0	$2,128.6
Mining, Industrial, Infrastructure & Power	910.3	1,372.9
Government	1,327.2	765.2
Diversified Services	643.3	569.2
Total external revenue	$4,823.8	$4,835.9

Intercompany revenue for the Diversified Services segment, excluded from the amounts shown above, was $129 million and $147 million for the three months ended March 31, 2018 and 2017, respectively.

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

	Three Months Ended
	March 31,
Segment Profit (Loss) (in millions)	2018	2017
Energy & Chemicals	$105.7	$84.4
Mining, Industrial, Infrastructure & Power	(144.1)	(2.8)
Government	71.9	29.0
Diversified Services	18.8	22.6
Total segment profit	$52.3	$133.2

Segment profit for the Mining, Industrial, Infrastructure & Power segment during 2018 was adversely affected by forecast revisions of approximately $125 million (or $0.69 per diluted share) for estimated cost growth for a fixed-price, gas-fired power plant project, while segment profit during 2017 was adversely affected by forecast revisions totaling approximately $30 million for estimated cost growth for a fixed-price, gas-fired power plant project and a roadway project. Segment profit for both periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. A discussion of the cooperative agreement between NuScale and the U.S. Department of Energy (“DOE”) is provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2017. NuScale expenses included in the determination of segment profit were $23 million and $16 million for the three months ended March 31, 2018 and 2017, respectively. NuScale expenses for the 2018 and 2017 periods were reported net of qualified reimbursable expenses of $15 million and $10 million, respectively. The company anticipates that it will have received the maximum amount of funding from the DOE under its cooperative agreement early in the second quarter of 2018.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

A reconciliation of total segment profit to earnings before taxes is as follows:

	Three Months Ended
Reconciliation of Total Segment Profit to Earnings (Loss) Before Taxes	March 31,
(in millions)	2018	2017
Total segment profit	$52.3	$133.2
Corporate general and administrative expense	(57.3)	(45.0)
Interest income (expense), net	(9.6)	(11.5)
Earnings attributable to noncontrolling interests	5.5	16.7
Earnings (loss) before taxes	$(9.1)	$93.4

Total assets by segment are as follows:

	March 31,	December 31,
Total Assets by Segment (in millions)	2018	2017
Energy & Chemicals	$1,595.2	$1,674.2
Mining, Industrial, Infrastructure & Power	1,075.6	1,067.3
Government	1,096.6	732.0
Diversified Services	2,078.3	2,120.4

The increase in total assets in the Government segment resulted from increased working capital in support of project execution activities for the power restoration project in Puerto Rico.

Total assets in the Mining, Industrial, Infrastructure & Power segment as of March 31, 2018 included accounts receivable related to two subcontracts with Westinghouse Electric Company LLC (“Westinghouse”) to manage the construction workforce at the Plant Vogtle and V.C. Summer nuclear power plant projects. On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was cancelled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of March 31, 2018 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. The company has filed mechanic’s liens in South Carolina against the property of the owner of the V.C. Summer project for amounts due for pre-petition services rendered to Westinghouse. Based on the company’s evaluation of available information, the company does not expect the close-out of these projects to have a material impact on the company’s results of operations.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes and the company’s December 31, 2017 Annual Report on Form 10-K. For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected revenue and earnings levels, cash flow and liquidity, new awards and backlog levels and the implementation of strategic initiatives are forward-looking in nature. We wish to caution readers that forward-looking statements, including disclosures which use words such as the company “believes,” “anticipates,” “expects,” “estimates” and similar statements are subject to various risks and uncertainties which could cause actual results of operations to differ materially from expectations. Factors potentially contributing to such differences include, among others:

·                  The cyclical nature of many of the markets the company serves, including our commodity-based business lines, and our  and our client’s vulnerability to downturns, which may result in decreased capital investment or expenditures and reduced demand for our services;

·                  The company’s failure to receive anticipated new contract awards and the related impact on revenue, earnings, staffing levels and cost;

·                  Failure to accurately estimate the resources and time necessary for our contracts, resulting in cost overruns or liabilities, including those caused by the performance of our clients, subcontractors, suppliers and joint venture or teaming partners;

·                  Failure to meet performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects;

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

·                  Cybersecurity breaches of our systems and information technology;

·                  Changes in global business, economic (including currency risk), political and social conditions;

·                  Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business, resulting in unanticipated losses;

·                  Project cancellations, scope adjustments or deferrals, or foreign currency fluctuations, that could reduce the amount of our backlog and the revenue and profits that the company earns;

·                  Client delays or defaults in making payments;

·                  Failure of our suppliers or subcontractors to provide supplies or services at the agreed-upon levels or times;

·                  Repercussions of events beyond our control, such as severe weather conditions, that may significantly affect operations, result in higher cost or subject the company to liability claims by our clients;

·                  Uncertainties, restrictions and regulations impacting our government contracts;

·                  Failure of our employees, agents or partners to comply with laws, which could result in harm to our reputation and reduced profits or losses;

·                  The potential impact of changes in tax laws and other tax matters including, but not limited to, those from foreign operations and the ongoing audits by tax authorities;

·                  Possible systems and information technology interruptions or the failure to adequately protect intellectual property rights;

·                  The impact of anti-bribery and international trade laws and regulations;

·                  The impact of new or changing legal requirements, as well as past and future environmental, health and safety regulations including climate change regulations;

·                  The failure to be adequately indemnified for our nuclear services;

·                  Foreign exchange risks;

·                  The availability of credit and restrictions imposed by credit facilities, both for the company and our clients, suppliers,

subcontractors or other partners;

·                  Failure to maintain safe work sites;

·                  The inability to hire and retain qualified personnel;

·                  Possible limitations of bonding or letter of credit capacity;

·                  The risks associated with acquisitions, dispositions or other investments, including the failure to successfully integrate acquired businesses;

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

Additional information concerning these and other factors can be found in the company’s press releases and periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. — Risk Factors” in the company’s Form 10-K filed February 20, 2018. These filings are available publicly on the SEC’s website at http://www.sec.gov, on the company’s website at http://investor.fluor.com or upon request from the company’s Investor Relations Department at (469) 398-7070. The company cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating the company and deciding whether to invest in its securities. Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Summary

Consolidated revenue of $4.8 billion for the three months ended March 31, 2018 remained flat compared to the three months ended March 31, 2017. Revenue growth in the Government and Diversified Services segments was offset by revenue declines in the Mining, Industrial, Infrastructure & Power and Energy & Chemicals segments. The company’s adoption of ASC Topic 606 on January 1, 2018 did not have a material effect on consolidated revenue during the three months ended March 31, 2018. (See Note 3 to the Condensed Consolidated Financial Statements.)

For the three months ended March 31, 2018, the company recognized a net loss attributable to Fluor Corporation of $18 million compared to net earnings attributable to Fluor Corporation of $61 million for the three months ended March 31, 2017. During the first quarter of 2018, losses in the Mining, Industrial, Infrastructure & Power and lower earnings contributions from the Diversified Services segments were partially offset by higher earnings contributions from the Government and Energy & Chemicals segments. Earnings in the first quarter of 2018 and 2017 were adversely affected by after-tax charges totaling approximately $96 million and $22 million, respectively, resulting from forecast revisions for estimated cost growth on certain fixed-price projects.

The effective tax rates for the three months ended March 31, 2018 and 2017 were (33.2) percent and 17.2 percent, respectively.  The effective rate for the three months ended March 31, 2018, which reflected the lower U.S. corporate income tax rate enacted by the Tax Cuts and Jobs Act, was unfavorably impacted by higher tax rates on foreign earnings and the inability to offset the losses recognized in certain jurisdictions against the income recognized in other jurisdictions. The effective rate for the three months ended March 31, 2017 benefitted from a worthless stock deduction on an insolvent foreign subsidiary. Both periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

For the three months ended March 31, 2018, the company recognized a diluted loss per share of $0.13 compared to diluted earnings per share of $0.43 for the corresponding period of 2017. The decline was primarily due to the charge of $0.69 per diluted share resulting from forecast revisions for estimated cost growth on a fixed-price project in the current period.

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

The company’s margins, in some cases, may be favorably or unfavorably impacted by a change in the amount of materials and customer-furnished materials, which are accounted for as pass-through costs.

Consolidated new awards were $2.5 billion for the three months ended March 31, 2018 compared to new awards of $2.3 billion for the three months ended March 31, 2017. The Mining, Industrial, Infrastructure & Power and Energy & Chemicals segments were the major contributors to the new award activity in the first quarter of 2018. The Energy & Chemicals segment remains well positioned for new project activity; however, delays in final investment decisions continue to affect the timing of new awards. Approximately 64 percent of consolidated new awards for the three months ended March 31, 2018 were for projects located outside of the United States compared to 55 percent for the first quarter of 2017.

Consolidated backlog as of March 31, 2018 was $29.1 billion compared to $41.6 billion as of March 31, 2017. The decrease in backlog primarily resulted from the removal of two nuclear power plant projects for Westinghouse Electric Company LLC (“Westinghouse”) as well as new award activity being outpaced by work performed. As of March 31, 2018, approximately 60 percent of consolidated backlog related to projects outside of the United States compared to 48 percent as of March 31, 2017. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Consolidated backlog differs from the company’s remaining unsatisfied performance obligations (“RUPO”) discussed in Note 3 to the Condensed Consolidated Financial Statements. Backlog includes the amount of revenue the company expects to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue the company expects to recognize under ongoing operations and maintenance contracts with definite terms and/or substantive termination provisions.

During the first quarter of 2018, the company changed the composition of its reportable segments to align them with the manner in which the chief executive officer manages the business and allocates resources. The operations of the company’s mining and metals business, previously included in the Energy & Chemicals segment, have been included in the Mining, Industrial, Infrastructure & Power segment. The company now reports its operating results in the following four reportable segments: Energy & Chemicals; Mining, Industrial, Infrastructure & Power; Government; and Diversified Services. Segment operating information and assets for 2017 have been recast to reflect these changes.

The company is in the process of exiting the gas-fired power plant market and does not intend to offer engineering, construction and procurement services for new build projects once its existing contracts are completed. Consolidated revenue of $4.8 billion for both the three months ended March 31, 2018 and 2017 included revenue of $76 million and $238 million, respectively, associated with the gas-fired power plant business. Net loss attributable to Fluor Corporation of $18 million and net earnings attributable to Fluor Corporation of $61 million for the three months ended March 31, 2018 and 2017, respectively, included after-tax losses of $93 million and $9 million, respectively, associated with the gas-fired power plant business. Excluding the losses attributable to the gas-fired power plant business, adjusted net earnings attributable to Fluor Corporation, a non-GAAP measure, would have been of $75 million and $70 million for the three months ended March 31, 2018 and 2017, respectively. The company believes this non-GAAP measure allows investors to better evaluate the company’s future earnings potential taking into account the business decision to exit the gas-fired power plant market.

Energy & Chemicals

Revenue and segment profit for the Energy & Chemicals segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2018	2017

Revenue	$1,943.0	$2,128.6
Segment profit	105.7	84.4

Revenue for the three months ended March 31, 2018 decreased by 9 percent compared to the three months ended March 31, 2017, primarily due to reduced volume of project execution activity for several chemicals and downstream projects that were completed or nearing completion in 2017. This revenue decline was partially offset by an increase in project execution activities for a large upstream project.

Segment profit for the three months ended March 31, 2018 increased by 25 percent compared to the corresponding period in 2017. The increase in segment profit was primarily driven by the favorable effect of close out adjustments for projects completed or nearing completion in the first quarter of 2018 and an increase in project execution activities for the large upstream project mentioned above. Segment profit contributions from the company’s joint venture in Mexico were adversely affected in both periods by foreign currency losses attributable to the strengthening Mexican Peso against the U.S. Dollar. Segment profit margin for the three months ended March 31, 2018 was 5.4 percent compared to 4.0 percent for the corresponding period in 2017. The improvement in segment profit margin was primarily attributable to the same factors affecting segment profit.

New awards for the three months ended March 31, 2018 were $721 million compared to $705 million for the corresponding period of 2017. New awards in the current quarter included a mechanical construction contract for a chemicals facility in Texas, as well as an engineering and procurement contract for a refinery in Texas. Backlog of $14.1 billion as of March 31, 2018 decreased from $19.1 billion as of March 31, 2017. The reduction in backlog resulted primarily from new award activity being outpaced by work performed. While commodity prices have improved, clients continue to delay final investment decisions.

Total assets in the segment were flat at $1.6 billion as of March 31, 2018 compared to $1.7 billion as of December 31, 2017.

Mining, Industrial, Infrastructure & Power

Revenue and segment profit (loss) for the Mining, Industrial, Infrastructure & Power segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2018	2017

Revenue	$910.3	$1,372.9
Segment profit (loss)	(144.1)	(2.8)

Revenue for the three months ended March 31, 2018 decreased by 34 percent compared to the three months ended March 31, 2017, primarily due to reduced volume of project execution activities for several power projects, including cancellation of two nuclear projects, as well as forecast revisions for estimated cost growth for a fixed-price, gas-fired power plant project. The decrease in revenue was partially offset by increased levels of project execution activity in the mining and metals business line for several projects, including a large mining project in Chile.

Segment profit for the three months ended March 31, 2018 decreased significantly compared to the corresponding period in 2017. The decrease in segment profit was primarily driven by forecast revisions of approximately $125 million for estimated cost growth for the fixed-price, gas-fired power plant project discussed above. The decline in segment profit was also driven by the reduced volume of project execution activities in the power business line mentioned above, as well as an increase in NuScale expenses, net of qualified reimbursable expenditures. Segment profit during 2017 was adversely affected by forecast revisions totaling approximately $30 million for estimated cost growth for a fixed-price, gas-fired power plant project and a roadway project. The decrease in segment profit margin was primarily attributable to the same factors that affected segment profit.

The Mining, Industrial, Infrastructure & Power segment includes the operations of NuScale, which are primarily research and development activities. NuScale expenses, net of qualified reimbursable expenditures, included in the determination of segment profit, were $23 million for the three months ended March 31, 2018 compared to $16 million for the three months ended March 31, 2017.

New awards for the three months ended March 31, 2018 were $1.3 billion compared to $889 million for the corresponding period of 2017. New awards in the current quarter included a mine expansion project in Peru. Backlog decreased to $10.3 billion as of March 31, 2018 from $15.8 billion as of March 31, 2017, primarily due to the removal of two Westinghouse nuclear power plant projects during the latter part of 2017. Although mining and metals customers have been deferring their major capital investment decisions for the past several years, the company is beginning to see a renewed interest for projects in the bauxite, copper and gold markets.

Total assets in the Mining, Industrial, Infrastructure & Power segment were $1.1 billion as of both March 31, 2018 and December 31, 2017.

Total assets in the Mining, Industrial, Infrastructure & Power segment as of March 31, 2018 included accounts receivable related to the two subcontracts with Westinghouse to manage the construction workforce at the Plant Vogtle and V.C. Summer nuclear power plant projects. On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was cancelled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of March 31, 2018 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. See Note 17 to the Condensed Consolidated Financial Statements.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2018	2017

Revenue	$1,327.2	$765.2
Segment profit	71.9	29.0

Revenue for the three months ended March 31, 2018 increased 73 percent compared to the same period in 2017. The revenue growth resulted primarily from project execution activities for a power restoration project in Puerto Rico, which commenced in the fourth quarter of 2017 and was substantially completed in the first quarter of 2018.

Segment profit for the three months ended March 31, 2018 significantly increased when compared to the same period in 2017, substantially driven by contributions from the power restoration project in Puerto Rico. Segment profit margin for the first quarter of 2018 was 5.4 percent compared to 3.8 percent for the same period in the prior year. The increase in segment profit margin was primarily driven by the same factor that drove the increase in segment profit.

New awards for the three months ended March 31, 2018 were $43 million compared to $173 million for the same period in the prior year. Backlog was $2.4 billion as of March 31, 2018 compared to $3.7 billion as of March 31, 2017. The decrease in backlog primarily resulted from new award activity being outpaced by work performed. Total backlog included $350 million and $1.5 billion of unfunded government contracts as of March 31, 2018 and 2017, respectively.

Total assets in the Government segment were $1.1 billion as of March 31, 2018 compared to $732 million as of December 31, 2017. The increase in total assets primarily resulted from increased working capital in support of project execution activities for the power restoration project in Puerto Rico.

Diversified Services

Revenue and segment profit for the Diversified Services segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2018	2017

Revenue	$643.3	$569.2
Segment profit	18.8	22.6

Revenue for the three months ended March 31, 2018 increased by 13 percent compared to the three months ended March 31, 2017, primarily due to revenue growth from Stork operations in Latin America and North America.

Segment profit for the three months ended March 31, 2018 decreased by 17 percent compared to the corresponding period in 2017, primarily due to lower contributions from the equipment business in Canada due to the completion of certain projects in 2017. Segment profit margin for the three months ended March 31, 2018 was 2.9 percent compared to 4.0 percent for the three months ended March 31, 2017. The decrease in segment profit margin was primarily due to the same factor affecting segment profit.

New awards in the Diversified Services segment for the first three months of 2018 were $433 million compared to $546 million for the first quarter of 2017. Backlog of $2.3 billion as of March 31, 2018 decreased from $2.9 billion as of March 31, 2017. The reduction in backlog primarily resulted from scope changes on certain power services projects and the cancellation of an operations and maintenance project. The equipment and temporary staffing businesses do not report backlog or new awards.

Total assets in the Diversified Services segment were $2.1 billion as of both March 31, 2018 and December 31, 2017.

Other

Corporate general and administrative expense for the three months ended March 31, 2018 was $57 million compared to $45 million for the three months ended March 31, 2017. The increase in corporate general and administrative expense was primarily attributable to significantly higher foreign currency exchange losses in the first quarter of 2018 compared to the prior year period. Net interest expense was $10 million for the three months ended March 31, 2018 compared to $12 million during the corresponding period of 2017. Income tax expense for the three months ended March 31, 2018 and 2017 is discussed above under “— Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 14 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets including the use of commercial paper. The company has both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of March 31, 2018, the company was in compliance with all the financial covenants related to its debt agreements.

Cash Flows

Cash and cash equivalents were $1.7 billion as of March 31, 2018 compared to $1.8 billion as of December 31, 2017. Cash and cash equivalents combined with current and noncurrent marketable securities were $1.8 billion as of March 31, 2018 and $2.1 billion as of December 31, 2017. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. Non-U.S. cash and cash equivalents amounted to $850 million and $919 million as of March 31, 2018 and December 31, 2017, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.

In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $583 million and $516 million as of March 31, 2018 and December 31, 2017, respectively, as reflected on the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $1.2 billion and $874 million as of March 31, 2018 and December 31, 2017, respectively, and is presented as “Contract liabilities” on the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of March 31, 2018 and December 31, 2017 and, as a result, has appropriately reflected the tax impact on foreign earnings in deferred taxes.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities which consist primarily of working capital balances for projects. Working capital levels vary from period to period and are primarily affected by the company’s volume of work. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as the company’s execution of its projects within budget. Working capital requirements also vary by project and relate to clients in various industries and locations throughout the world. Most contracts require payments as the projects progress. The company evaluates the counterparty credit risk of third parties as part of its project risk review process. The company maintains adequate reserves for potential credit losses and generally such losses have been minimal and within management’s estimates. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. As a result, the company’s cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. The company maintains cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances.

During the three months ended March 31, 2018, working capital increased primarily due to increases in accounts receivable and contract assets partially offset by an increase in accounts payable, all of which were driven primarily by project execution activities in the Government segment for the power restoration project in Puerto Rico.

During the three months ended March 31, 2017, working capital decreased primarily due to decreases in accounts receivable and contract assets partially offset by an increase in the net working capital of a project joint venture in the Energy & Chemicals segment and an increase in prepaid income taxes. Specific factors related to these drivers include:

·                  A decrease in accounts receivable, primarily related to collections from an Energy & Chemicals joint venture project in the United States partially offset by an increase in accounts receivable in the Mining, Industrial, Infrastructure & Power segment primarily attributable to work performed for a nuclear power plant project.

·                  A decrease in contract assets in the Energy & Chemicals segment, which resulted primarily from normal project execution activities.

·                  An increase in the net working capital of a project joint venture in the Energy & Chemicals segment.

Cash utilized by operating activities was $136 million for the three months ended March 31, 2018 compared to cash provided by operating activities of $270 million for the corresponding period of the prior year. The decrease in cash from operating activities resulted primarily from declines in net working capital inflows and lower net earnings compared to the prior year period.

The company contributed $7 million and $9 million into its defined benefit pension plans during the three months ended March 31, 2018 and 2017, respectively. The company currently expects to contribute up to $25 million during 2018, which is expected to be in excess of the minimum funding required.

In May 2014, NuScale entered into a cooperative agreement establishing the terms and conditions of a multi-year funding award under the DOE’s Small Modular Reactor Licensing Technical Support Program. NuScale expenses included in the determination of segment profit were $23 million and $16 million for the three months ended March 31, 2018 and 2017, respectively. NuScale expenses for the 2018 and 2017 periods were reported net of qualified reimbursable expenses of $15 million and $10 million, respectively. The company anticipates that it will have received the maximum amount of funding from the DOE under its cooperative agreement early in the second quarter of 2018.

Investing Activities

Cash provided by investing activities was $67 million for the three months ended March 31, 2018 compared to cash utilized by investing activities of $96 million in the 2017 period. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; and investments in partnerships and joint ventures.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the three months ended March 31, 2018 and 2017, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $131 million and $41 million, respectively. The company held combined current and noncurrent marketable securities of $143 million and $275 million as of March 31, 2018 and December 31, 2017, respectively.

Capital expenditures of $65 million and $67 million for the three months ended March 31, 2018 and 2017, respectively, primarily related to construction equipment associated with equipment operations in the Diversified Services segment, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $16 million and $15 million during the three months ended March 31, 2018 and 2017, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Diversified Services segment.

Investments in unconsolidated partnerships and joint ventures were $16 million and $86 million during the three months ended March 31, 2018 and 2017, respectively. Investments during the three months ended March 31, 2017 included a capital contribution to an Energy & Chemicals joint venture in the United States.

Financing Activities

Cash utilized by financing activities of $58 million and $77 million during the three months ended March 31, 2018 and 2017, respectively, included company dividend payments to stockholders, repayments of borrowings under revolving lines of credit, and distributions paid to holders of noncontrolling interests.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2017 were paid in the first quarter of 2018. Quarterly cash dividends of $0.21 per share were declared in the first quarter of 2018 and 2017. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

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

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $23 million and $12 million during the three months ended March 31, 2018 and 2017, respectively. Distributions in 2018 and 2017 primarily related to three transportation joint venture projects in the United States.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the three months ended March 31, 2018 and 2017, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $27 million and $49 million, respectively, of which $9 million and $21 million, respectively, related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of March 31, 2017, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of March 31, 2018, letters of credit and borrowings totaling $1.7 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

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

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $13 billion as of March 31, 2018. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of March 31, 2018 and December 31, 2017 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first quarter of 2018. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2017 remain current.

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

Changes in Internal Control over Financial Reporting

On January 1, 2018, the company adopted ASC Topic 606, “Revenue from Contracts with Customers.” In connection with the adoption, we implemented certain changes to our processes, systems and controls related to revenue recognition. These changes included the development of new policies and practices based on the five-step model outlined in ASC Topic 606, new contract review requirements and new processes and controls related to the additional disclosure requirements. There were no other changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	March 31,
(in millions)	2018	2017
Backlog — beginning of period	$30,915.4	$45,011.9
New awards	2,536.1	2,313.3
Adjustments and cancellations, net (1)	390.7	(984.6)
Work performed	(4,710.0)	(4,733.5)
Backlog — end of period	$29,132.2	$41,607.1

(1)         Adjustments and cancellations, net in 2018 included an adjustment to increase backlog as a result of the adoption of ASC Topic 606, “Revenue from Contracts with Customers,” on January 1, 2018, and other project scope adjustments and cancellations. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a further discussion of the adoption of ASC Topic 606.

Adjustments and cancellations, net in 2017 resulted primarily from an adjustment to limit the contractual term of a nuclear decommissioning project in the United Kingdom to a five-year term ending in August 2019, as well as exchange rate fluctuations.

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

For information on matters in dispute, see Note 14 to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 20, 2018, and Note 14 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                    The following table provides information about purchases by the company during the quarter ended March 31, 2018 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act   .

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (1)

January 1, 2018 — January 31, 2018	—	$—	—	11,610,219

February 1, 2018 — February 28, 2018	—	—	—	11,610,219

March 1, 2018 — March 31, 2018	—	—	—	11,610,219

Total	—	$—	—

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

10.14	Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 filed on May 4, 2017).

10.15	Form of Restricted Stock Unit Agreement under the Fluor Corporation 2017 Performance Incentive Plan.*

10.16	Form of Option Agreement under the Fluor Corporation 2017 Performance Incentive Plan.*

10.17	Form of Value Driver Incentive Award Agreement under the Fluor Corporation 2017 Performance Incentive Plan.*

10.18

Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

10.19

Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q filed on November 2, 2017).

10.20	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed on February 22, 2012).

10.21	Retention Award, dated November 16, 2017, granted to Mr. Garry W. Flowers (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed on February 20, 2018).

10.22

Retirement and Release Agreement, effective February 8, 2018, between the registrant and Biggs C. Porter (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed on February 20, 2018).

10.23	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed on February 20, 2018).

10.24

Form of Restricted Stock Unit Agreement granted to directors under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q filed on August 3, 2017).

10.25

Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.26

Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of November 2, 2016 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed on February 17, 2017).

10.27	Directors’ Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).

10.28

Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed on February 25, 2009).

10.29

Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 29, 2010).

10.30

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

10.31

$1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo - Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on March 2, 2016).

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

*                                         New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2018 and 2017, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017, and (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March  31, 2018 and 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 3, 2018	/s/ Bruce A. Stanski
Bruce A. Stanski
Executive Vice President and Chief Financial Officer

Date:	May 3, 2018	/s/ Robin K. Chopra
Robin K. Chopra
Senior Vice President and Controller
(Chief Accounting Officer)