Form 10-Q
period 2018-06-30
FLUOR CORP
filed 2018-08-02
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, 140,618,971 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

June 30, 2018

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017

TOTAL REVENUE	$4,883,796	$4,716,092	$9,707,566	$9,551,997

TOTAL COST OF REVENUE	4,673,644	4,684,116	9,439,619	9,370,020

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	17,776	47,315	75,047	92,363
Interest expense	16,784	16,473	33,896	34,036
Interest income	(8,043)	(7,863)	(15,576)	(13,898)
Total cost and expenses	4,700,161	4,740,041	9,532,986	9,482,521

EARNINGS (LOSS) BEFORE TAXES	183,635	(23,949)	174,580	69,476
INCOME TAX EXPENSE (BENEFIT)	52,471	(17,317)	55,477	(1,246)

NET EARNINGS (LOSS)	131,164	(6,632)	119,103	70,722

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	16,332	17,393	21,861	34,136

NET EARNINGS (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$114,832	$(24,025)	$97,242	$36,586

BASIC EARNINGS (LOSS) PER SHARE	$0.82	$(0.17)	$0.69	$0.26

DILUTED EARNINGS (LOSS) PER SHARE	$0.81	$(0.17)	$0.69	$0.26

SHARES USED TO CALCULATE EARNINGS (LOSS) PER SHARE
BASIC	140,654	139,818	140,377	139,631
DILUTED	141,306	139,818	141,274	140,856

DIVIDENDS DECLARED PER SHARE	$0.21	$0.21	$0.42	$0.42

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

NET EARNINGS (LOSS)	$131,164	$(6,632)	$119,103	$70,722

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(58,981)	7,397	(32,623)	37,887
Ownership share of equity method investees’ other comprehensive income (loss)	7,569	(6,509)	12,550	1,924
Defined benefit pension and postretirement plan adjustments	2,694	1,517	3,870	1,910
Unrealized gain (loss) on derivative contracts	(2,140)	(1,798)	(5,742)	3,550
Unrealized gain (loss) on available-for-sale securities	—	(94)	709	(11)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(50,858)	513	(21,236)	45,260

COMPREHENSIVE INCOME (LOSS)	80,306	(6,119)	97,867	115,982

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	15,109	16,987	20,978	33,988

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$65,197	$(23,106)	$76,889	$81,994

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	June 30,	December 31,
(in thousands, except share and per share amounts)	2018	2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($729,073 and $516,046 related to variable interest entities (“VIEs”))	$1,681,960	$1,804,075
Marketable securities, current ($85,066 and $91,295 related to VIEs)	101,124	161,134
Accounts and notes receivable, net ($204,035 and $327,652 related to VIEs)	1,556,503	1,602,751
Contract assets ($200,702 and $132,500 related to VIEs)	1,586,653	1,458,533
Other current assets ($29,942 and $9,229 related to VIEs)	529,596	574,764
Total current assets	5,455,836	5,601,257

Marketable securities, noncurrent	—	113,622
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,191,960 and $1,201,929) (net PP&E of $40,501 and $44,004 related to VIEs))	1,053,866	1,093,681
Goodwill	558,308	564,683
Investments	905,050	878,863
Deferred taxes	426,671	316,472
Deferred compensation trusts	349,651	381,826
Other assets ($26,451 and $27,631 related to VIEs)	369,835	377,288
TOTAL ASSETS	$9,119,217	$9,327,692

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($368,205 and $258,592 related to VIEs)	$1,692,897	$1,512,740
Short-term borrowings	80,561	27,361
Contracts Liabilities ($468,152 and $361,701 related to VIEs)	943,920	874,036
Accrued salaries, wages and benefits ($27,527 and $32,678 related to VIEs)	621,509	706,520
Other accrued liabilities ($43,867 and $44,211 related to VIEs)	412,760	453,513
Total current liabilities	3,751,647	3,574,170

LONG-TERM DEBT DUE AFTER ONE YEAR	1,575,370	1,591,598
NONCURRENT LIABILITIES	607,360	669,525
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 140,699,850 and 139,918,324 shares in 2018 and 2017, respectively	1,406	1,399
Additional paid-in capital	111,368	88,222
Accumulated other comprehensive loss	(422,595)	(402,242)
Retained earnings	3,353,176	3,654,931
Total shareholders’ equity	3,043,355	3,342,310
Noncontrolling interests	141,485	150,089
Total equity	3,184,840	3,492,399
TOTAL LIABILITIES AND EQUITY	$9,119,217	$9,327,692

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended
	June 30,
(in thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$119,103	$70,722
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	102,503	101,921
Amortization of intangibles	9,403	9,520
(Earnings) loss from equity method investments, net of distributions	1,919	1,996
Gain on sale of property, plant and equipment	(7,347)	(6,985)
Amortization of stock-based awards	23,990	22,230
Deferred compensation trust	(2,826)	(24,390)
Deferred compensation obligation	3,145	19,127
Deferred taxes	15,619	76,866
Net retirement plan accrual (contributions)	(3,056)	(7,008)
Changes in operating assets and liabilities	(394,362)	166,628
Other items	(691)	(2,701)
Cash provided (utilized) by operating activities	(132,600)	427,926

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(163,788)	(171,441)
Proceeds from the sales and maturities of marketable securities	335,215	101,026
Capital expenditures	(110,451)	(141,553)
Proceeds from disposal of property, plant and equipment	40,085	27,908
Investments in partnerships and joint ventures	(16,690)	(191,124)
Other items	(383)	2,552
Cash provided (utilized) by investing activities	83,988	(372,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(59,641)	(59,281)
Net proceeds from issuance of commerical paper	49,645	—
Repayment of borrowings under revolving lines of credit	—	(53,455)
Distributions paid to noncontrolling interests	(32,252)	(21,176)
Capital contributions by noncontrolling interests	3,760	4,150
Taxes paid on vested restricted stock	(5,490)	(6,186)
Stock options exercised	5,383	8,296
Other items	(1,853)	4,501
Cash utilized by financing activities	(40,448)	(123,151)
Effect of exchange rate changes on cash	(33,055)	37,220
Decrease in cash and cash equivalents	(122,115)	(30,637)
Cash and cash equivalents at beginning of period	1,804,075	1,850,436
Cash and cash equivalents at end of period	$1,681,960	$1,819,799

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  Principles of Consolidation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s December 31, 2017 Annual Report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2018 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of June 30, 2018 and December 31, 2017 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. During the first half of 2018, the operations of the company’s mining and metals business, previously included in the Energy & Chemicals segment, have been included in the Mining, Industrial, Infrastructure & Power segment. Therefore, certain amounts disclosed in 2017 have been reclassified to conform to the 2018 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

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

(2)                  Recent Accounting Pronouncements

New accounting pronouncements implemented by the company during the first half of 2018 are discussed below or in the related notes, where appropriate.

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

In the first quarter of 2018, the company adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented separately from the service cost component. As a result of the adoption of ASU 2017-07, the service cost component of net periodic pension expense has been presented in “Total cost of revenue” and the other components of net periodic pension expense have been presented in “Corporate general and administrative expense” on the Condensed Consolidated Statement of Earnings for the three and six

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

months ended June 30, 2018. Amounts in the 2017 period have not been reclassified to conform to the new presentation as the impact to the results of operations was not material. The adoption of ASU 2017-07 did not have any impact on the company’s financial position or cash flows.

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

The company adopted ASC Topic 606 using the modified retrospective method, and accordingly the new guidance was applied retrospectively to contracts that were not completed as of January 1, 2018 (the date of initial application). As a result, the company has recorded a cumulative effect adjustment to decrease retained earnings by $339 million as of January 1, 2018 as well as the following cumulative effect adjustments:

•                  A decrease to accounts receivable of $50 million;

•                  A decrease to contract assets of $19 million;

•                  A decrease to investments of $4 million;

•                  A decrease to other assets of $14 million;

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

•                  An increase to contract liabilities of $357 million;

•                  A decrease to other accrued liabilities of $14 million;

•                  A decrease to noncurrent liabilities of $1 million;

•                  An increase to deferred tax assets of $89 million; and

•                  A decrease to noncontrolling interests of $1 million.

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

The following tables present how the adoption of ASC Topic 606 affected certain line items in the Condensed Consolidated Statement of Earnings:

	Three Months Ended
	June 30, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Total revenue	$4,853,351	$30,445	$4,883,796
Total cost of revenue	4,673,560	84	4,673,644
Corporate general and administrative expense	16,874	902	17,776
Interest expense	16,784	—	16,784
Interest income	(8,043)	—	(8,043)
Earnings before taxes	154,176	29,459	183,635
Income tax expense	46,775	5,696	52,471
Net earnings	107,401	23,763	131,164
Net earnings attributable to noncontrolling interests	15,194	1,138	16,332
Net earnings attributable to Fluor Corporation	92,207	22,625	114,832

	Six Months Ended
	June 30, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Total revenue	$9,675,411	$32,155	$9,707,566
Total cost of revenue	9,438,837	782	9,439,619
Corporate general and administrative expense	74,459	588	75,047
Interest expense	33,896	—	33,896
Interest income	(15,576)	—	(15,576)
Earnings before taxes	143,795	30,785	174,580
Income tax expense	49,781	5,696	55,477
Net earnings	94,014	25,089	119,103
Net earnings attributable to noncontrolling interests	20,568	1,293	21,861
Net earnings attributable to Fluor Corporation	73,446	23,796	97,242

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents how the adoption of ASC Topic 606 affected certain line items in the Condensed Consolidated Balance Sheet:

	As of June 30, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Accounts and notes receivable, net	$1,592,120	$(35,617)	$1,556,503
Contract assets (previously presented as contract work in progress)	1,694,880	(108,227)	1,586,653
Investments	908,440	(3,390)	905,050
Deferred tax assets	344,757	81,914	426,671
Other assets	383,239	(13,404)	369,835
Contract liabilities (previously presented as advance billings on contracts)	698,646	245,274	943,920
Other accrued liabilities	425,579	(12,819)	412,760
Noncurrent liabilities	608,628	(1,268)	607,360
Accumulated other comprehensive loss	(427,296)	4,701	(422,595)
Retained earnings	3,668,118	(314,942)	3,353,176
Noncontrolling interests	141,155	330	141,485

The following table presents how the adoption of ASC Topic 606 affected certain line items in the Condensed Consolidated Statement of Cash Flows:

	Six Months Ended
	June 30, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$94,014	$25,089	$119,103
(Earnings) loss from equity method investments, net of distributions	1,137	782	1,919
Deferred taxes	8,840	6,779	15,619
Changes in operating assets and liabilities	(361,712)	(32,650)	(394,362)
Cash utilized by operating activities	(132,600)	—	(132,600)

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

Engineering & Construction Contracts and Service Contracts

The company recognizes engineering and construction contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Engineering and construction contracts are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. The company recognizes revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. The percentage-of-completion method (an input method) is the most faithful depiction of the company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of depreciation and amortization. Customer-furnished materials, labor and equipment and, in certain

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is acting as a principal rather than as an agent (i.e., the company integrates the materials, labor and equipment into the deliverables promised to the customer). Customer-furnished materials are only included in revenue and cost when the contract includes construction activity and the company has visibility into the amount the customer is paying for the materials or there is a reasonable basis for estimating the amount. The company recognizes revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Revenue on these uninstalled materials is recognized when the cost is incurred (when control is transferred). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on engineering and construction contracts are typically due within 30 to 45 days of billing, depending on the contract.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $1.3 billion and contract work in progress (typically for fixed-price contracts) of $273 million as of June 30, 2018. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $650 million and $337 million as of June 30, 2018 and December 31, 2017, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The company recognized revenue of $639 million during the six months ended June 30, 2018 that was included in contract liabilities as of January 1, 2018. The company anticipates that substantially all incurred cost associated with contract assets as of June 30, 2018 will be billed and collected within one year.

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

Remaining Unsatisfied Performance Obligations

The company’s remaining unsatisfied performance obligations (“RUPO”) as of June 30, 2018 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The company had $26.9 billion in RUPO as of June 30, 2018.

The company expects to satisfy its RUPO as of June 30, 2018 over the following periods (in millions):

Within 1 year	$14,359
1 to 2 years	9,824
Thereafter	2,702
Total remaining unsatisfied performance obligations	$26,885

Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.

Disaggregation of Revenue

Revenue disaggregated by reportable segment for the three and six months ended June 30, 2018 and 2017 is presented in Note 17.

The following table presents revenue disaggregated by the geographic area where the work was performed for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Geographic Area (in millions)	2018	2017(1)	2018	2017(1)
United States	$2,220.2	$2,484.4	$4,539.2	$5,015.3
Canada	42.6	424.5	118.3	921.4
Asia Pacific (includes Australia)	397.6	207.4	629.3	404.5
Europe	1,252.5	977.7	2,438.3	2,010.5
Central and South America	344.9	209.6	885.9	372.6
Middle East and Africa	626.0	412.5	1096.6	827.7
Total revenue by geographic area	$4,883.8	$4,716.1	$9,707.6	$9,552.0

(1)         Prior periods amounts have not been adjusted for the adoption of ASC Topic 606 under the modified retrospective method.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(4)                   Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(75,585)	$16,604	$(58,981)	$12,013	$(4,616)	$7,397
Ownership share of equity method investees’ other comprehensive income (loss)	9,352	(1,783)	7,569	(9,811)	3,302	(6,509)
Defined benefit pension and postretirement plan adjustments	3,366	(672)	2,694	2,428	(911)	1,517
Unrealized loss on derivative contracts	(2,555)	415	(2,140)	(2,739)	941	(1,798)
Unrealized loss on available-for-sale securities	—	—	—	(151)	57	(94)
Total other comprehensive income (loss)	(65,422)	14,564	(50,858)	1,740	(1,227)	513
Less: Other comprehensive loss attributable to noncontrolling interests	(1,223)	—	(1,223)	(406)	—	(406)
Other comprehensive income (loss) attributable to Fluor Corporation	$(64,199)	$14,564	$(49,635)	$2,146	$(1,227)	$919

The tax effects of the components of OCI for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(48,667)	$16,044	$(32,623)	$60,671	$(22,784)	$37,887
Ownership share of equity method investees’ other comprehensive income:	15,611	(3,061)	12,550	3,576	(1,652)	1,924
Defined benefit pension and postretirement plan adjustments	4,883	(1,013)	3,870	3,056	(1,146)	1,910
Unrealized gain (loss) on derivative contracts	(7,085)	1,343	(5,742)	5,697	(2,147)	3,550
Unrealized gain (loss) on available-for-sale securities	1,134	(425)	709	(19)	8	(11)
Total other comprehensive income (loss)	(34,124)	12,888	(21,236)	72,981	(27,721)	45,260
Less: Other comprehensive loss attributable to noncontrolling interests	(883)	—	(883)	(148)	—	(148)
Other comprehensive income (loss) attributable to Fluor Corporation	$(33,241)	$12,888	$(20,353)	$73,129	$(27,721)	$45,408

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended June 30, 2018 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of March 31, 2018	$(185,159)	$(27,633)	$(150,882)	$(9,286)	$—	$(372,960)
Other comprehensive income (loss) before reclassifications	(57,758)	7,417	—	(3,288)	—	(53,629)
Amounts reclassified from AOCI	—	152	2,694	1,148	—	3,994
Net other comprehensive income (loss)	(57,758)	7,569	2,694	(2,140)	—	(49,635)
Balance as of June 30, 2018	$(242,917)	$(20,064)	$(148,188)	$(11,426)	$—	$(422,595)

Attributable to Noncontrolling Interests:
Balance as of March 31, 2018	$(1,122)	$—	$—	$—	$—	$(1,122)
Other comprehensive loss before reclassifications	(1,223)	—	—	—	—	(1,223)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive loss	(1,223)	—	—	—	—	(1,223)
Balance as of June 30, 2018	$(2,345)	$—	$—	$—	$—	$(2,345)

The changes in AOCI balances by component (after-tax) for the six months ended June 30, 2018 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2017	$(211,177)	$(32,614)	$(152,058)	$(5,684)	$(709)	$(402,242)
Other comprehensive income (loss) before reclassifications	(31,740)	11,893	—	(7,049)	—	(26,896)
Amounts reclassified from AOCI	—	657	3,870	1,307	709	6,543
Net other comprehensive income (loss)	(31,740)	12,550	3,870	(5,742)	709	(20,353)
Balance as of June 30, 2018	$(242,917)	$(20,064)	$(148,188)	$(11,426)	$—	$(422,595)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2017	$(1,462)	$—	$—	$—	$—	$(1,462)
Other comprehensive loss before reclassifications	(883)	—	—	—	—	(883)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive loss	(883)	—	—	—	—	(883)
Balance as of June 30, 2018	$(2,345)	$—	$—	$—	$—	$(2,345)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The changes in AOCI balances by component (after-tax) for the three months ended June 30, 2017 are as follows:

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

	Location in	Three Months Ended		Six Months Ended
	Condensed Consolidated	June 30,		June 30,
(in thousands)	Statement of Earnings	2018	2017	2018	2017
Component of AOCI:

Ownership share of equity method investees’ other comprehensive loss	Total cost of revenue	$(203)	$—	$(899)	$—
Income tax benefit	Income tax expense	51	—	242	—
Net of tax		$(152)	$—	$(657)	$—

Defined benefit pension plan adjustments	Various accounts(1)	$(3,366)	$(2,428)	$(4,883)	$(3,056)
Income tax benefit	Income tax expense	672	911	1,013	1,146
Net of tax		$(2,694)	$(1,517)	$(3,870)	$(1,910)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Total cost of revenue	$(1,332)	$713	$(1,118)	$200
Interest rate contracts	Interest expense	(419)	(420)	(839)	(839)
Income tax benefit (expense)	Income tax expense	603	(116)	650	227
Net of tax		(1,148)	177	(1,307)	(412)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	—	(6)	—	(39)
Net of tax and noncontrolling interests		$(1,148)	$183	$(1,307)	$(373)
Unrealized gain (loss) on available-for-sale securities	Corporate general and administrative expense	$—	$9	$(1,134)	$(3)
Income tax benefit (expense)	Income tax expense	—	(4)	425	1
Net of tax		$—	$5	$(709)	$(2)

(1)            Defined benefit pension plan adjustments were reclassified to “Corporate general and administrative expense” in 2018 and to “Total cost of revenue” and “Corporate general and administrative expense” in 2017.

(5)                   Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. corporate federal income tax rate down to 21% from 35%, requires companies to pay a one-time transition tax on earnings from certain foreign subsidiaries and creates new taxes on certain foreign sourced earnings. The company applied the guidance in SAB 118 when accounting for the enactment date effects of the Tax Act, which allowed the company to make reasonable estimates at December 31, 2017. Given the complexity of the Tax Act, the company is still evaluating the tax impact and obtaining the information required to complete its accounting. Accordingly, all amounts recognized associated with the Tax Act during the first half of 2018 are provisional. Changes to the provisional estimates of the Tax Act will be recorded as a discrete item in the interim period the amounts are considered complete.

The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Taxes Income (“GILTI”) earned by foreign subsidiaries.  The company has not yet determined its accounting policy with respect to GILTI and has therefore included the estimate of current quarter GILTI entirely as a period cost.

The effective tax rates for the three and six months ended June 30, 2018 were 28.6 percent and 31.8 percent, respectively, compared to 72.3 percent and (1.8) percent for the corresponding periods of 2017. The effective rates for the three and six months ended June 30, 2018, which reflected the lower U.S. corporate income tax rate enacted by the Tax Act, were unfavorably impacted by higher tax rates on foreign earnings and the inability to offset the losses recognized in certain jurisdictions against the income recognized in other jurisdictions. The effective rates for the three and six months ended June 30,

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

2017 benefitted from a worthless stock deduction on an insolvent foreign subsidiary. All periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

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

(6)                   Cash Paid for Interest and Taxes

Cash paid for interest was $36 million for both the six months ended June 30, 2018 and 2017, respectively. Income tax payments, net of refunds, were $42 million and $159 million during the six-month periods ended June 30, 2018 and 2017, respectively.

(7)                   Earnings Per Share

Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method. The calculations of the basic and diluted EPS for the three and six months ended June 30, 2018 and 2017 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017

Net earnings (loss) attributable to Fluor Corporation	$114,832	$(24,025)	$97,242	$36,586

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,654	139,818	140,377	139,631

Basic earnings (loss) per share	$0.82	$(0.17)	$0.69	$0.26

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,654	139,818	140,377	139,631

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units (1)	652	—	897	1,225
Weighted average diluted shares outstanding	141,306	139,818	141,274	140,856

Diluted earnings (loss) per share	$0.81	$(0.17)	$0.69	$0.26

Anti-dilutive securities not included above	4,041	5,028	4,100	4,436

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$—	$—	$—	$—	$1,301	$701	$600	$—
Marketable securities, current(2)	—	—	—	—	57,783	—	57,783	—
Deferred compensation trusts(3)	25,064	25,064	—	—	23,256	23,256	—	—
Marketable securities, noncurrent(4)	—	—	—	—	113,622	—	113,622	—
Derivative assets(5)
Foreign currency contracts	16,817	—	16,817	—	29,766	—	29,766	—

Liabilities:
Derivative liabilities(5)
Foreign currency contracts	23,801	—	23,801	—	$29,127	$—	$29,127	$—

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

The company’s financial instruments presented in the table above included available-for-sale securities as of December 31, 2017. The available-for-sale securities were made up of the following security types as of December 31, 2017: money market funds of $1 million, U.S. agency securities of $3 million, U.S. Treasury securities of $69 million, corporate debt securities of $97 million and commercial paper of $3 million. The amortized cost of these available-for-sale securities was not materially different from the fair value. The company determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses as of December 31, 2017. During the six months ended June 30, 2018, proceeds from sales and maturities of available-for-sale securities were $175 million. There were no sales or maturities of available-for-sale securities during the three months ended June 30, 2018. Proceeds from sales and maturities of available-for-sale securities were $19 million and $44 million during the three and six months ended June 30, 2017, respectively.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		June 30, 2018		December 31, 2017
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,128,476	$1,128,476	$1,104,316	$1,104,316
Cash equivalents(2)	Level 2	553,484	553,484	698,458	698,458
Marketable securities, current(3)	Level 2	101,124	101,124	103,351	103,351
Notes receivable, including noncurrent portion(4)	Level 3	35,027	35,027	26,006	26,006
Liabilities:
1.750% Senior Notes(5)	Level 2	$580,814	$607,140	$597,674	$622,277
3.375% Senior Notes(5)	Level 2	497,282	500,200	496,859	512,475
3.5% Senior Notes(5)	Level 2	493,800	488,615	493,320	513,480
Commercial paper(6)	Level 2	49,902	49,902	—	—
Other borrowings, including noncurrent portion(7)	Level 2	34,133	34,133	31,106	31,106

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

(5)    The fair value of the 1.750% Senior Notes, 3.375% Senior Notes and 3.5% Senior Notes is estimated based on quoted market prices for similar issues.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(6)    All of the company’s outstanding commercial paper matures within one month. The fair value of the commercial paper is based on quoted market prices in an active market. The carrying value of the outstanding commercial paper approximates fair value due to its short-term nature.

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

As of June 30, 2018, the company had total gross notional amounts of $593 million of foreign currency contracts outstanding (primarily related to the British Pound, Kuwaiti Dinar, Indian Rupee, Philippine Peso and South Korean Won) that were designated as hedging instruments. The foreign currency contracts are of varying duration, none of which extend beyond April 2020. There were no commodity contracts outstanding as of June 30, 2018.

The fair values of derivatives designated as hedging instruments under ASC 815 as of June 30, 2018 and December 31, 2017 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
(in thousands)	Location	2018	2017	Location	2018	2017
Foreign currency contracts	Other current assets	$10,395	$18,667	Other accrued liabilities	$18,020	$19,046
Foreign currency contracts	Other assets	2,874	6,472	Noncurrent liabilities	5,735	8,654
Total		$13,269	$25,139		$23,755	$27,700

During the three and six months ended June 30, 2017, the company recognized a pre-tax net gain of $1.2 million and $4.1 million, respectively,  in “Corporate general and administrative expense” associated with foreign currency contracts designated as fair value hedges. There were no fair value hedges outstanding as of June 30, 2018. The pre-tax net gain

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

recognized in earnings associated with the hedging instruments designated as fair value hedges offset the amount of losses recognized in earnings on the hedged items in the same location on the Condensed Consolidated Statement of Earnings.

The after-tax amount of gain (loss) recognized in OCI associated with the derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cash Flow Hedges (in thousands)	2018	2017	2018	2017
Commodity contracts	$—	$(11)	$—	$(8)
Foreign currency contracts	(3,288)	(1,608)	(7,049)	3,133
Total	$(3,288)	$(1,619)	$(7,049)	$3,125

The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges was as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2018	2017	2018	2017
Commodity contracts	Total cost of revenue	$—	$(2)	$—	$(36)
Foreign currency contracts	Total cost of revenue	(886)	447	(783)	187
Interest rate contracts	Interest expense	(262)	(262)	(524)	(524)
Total		$(1,148)	$183	$(1,307)	$(373)

As of June 30, 2018, the company also had total gross notional amounts of $51 million of foreign currency contracts outstanding that were not designated as hedging instruments. These contracts primarily related to engineering contract obligations denominated in nonfunctional currencies. As of June 30, 2018, the company had total gross notional amounts of $77 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. Net gains of $0.5 million and net losses of $0.7 million associated with the company’s derivatives and embedded derivatives were included in “Total cost of revenue” and “Corporate general and administrative expense” for the three and six months ended June 30, 2018, respectively. There were no similar contracts of significance as of June 30, 2017.

(10)            Retirement Benefits

Net periodic pension expense for the company’s defined benefit pension plans includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Service cost	$4,537	$4,519	$9,208	$8,913
Interest cost	5,714	5,457	11,581	10,750
Expected return on assets	(9,978)	(9,893)	(20,234)	(19,484)
Amortization of prior service credit	(236)	(203)	(479)	(398)
Recognized net actuarial loss	1,859	2,977	3,770	3,808
Loss on settlement	1,893	—	1,893	—
Net periodic pension expense	$3,789	$2,857	$5,739	$3,589

As a result of the adoption of ASU 2017-07 in the first quarter of 2018, the service cost component of net periodic pension expense has been presented in “Total cost of revenue” and the other components of net periodic pension expense have been presented in “Corporate general and administrative expense” on the Condensed Consolidated Statement of Earnings for the

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

three and six months ended June 30, 2018. Amounts in the 2017 period have not been reclassified to conform to the new presentation as the impact to the results of operations was not material.

In the third quarter of 2018, the company expects to execute a buy-in policy contract with an insurance company to fully insure the benefits of the defined benefit pension plan in the United Kingdom. The initial value of the insurance asset will be equal to the premium paid to secure the policy (i.e., the fair value of the plan assets plus estimated additional funding to execute the buy-in contract). Once the additional funding for the buy-in is contributed, the company does not anticipate any further material contributions to the U.K. plan. The fair value of the insurance asset will be adjusted quarterly to mirror the change in the benefit obligation.

The company currently expects to contribute up to $45 million into its defined benefit pension plans during 2018, which is expected to be in excess of the minimum funding required and includes additional funding to execute the buy-in contract for the U.K. plan, as discussed above. During the six months ended June 30, 2018, contributions of approximately $9 million were made by the company.

(11)            Financing Arrangements

As of June 30, 2018, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of June 30, 2018, letters of credit and borrowings totaling $1.6 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

During the second quarter of 2018, the company issued commercial paper to meet its short-term liquidity needs. Approximately $50 million in commercial paper was outstanding as of June 30, 2018 with a weighted average interest rate of 2.43%. All of the company’s outstanding commercial paper matures within one month.

Other borrowings of $34 million as of June 30, 2018 and $31 million as of December 31, 2017 primarily represent bank loans and other financing arrangements associated with Stork.

As of June 30, 2018, the company was in compliance with all of the financial covenants related to its debt agreements.

(12)           Stock-Based Plans

The company’s executive and director stock-based compensation plans are described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2017. In the first half of 2018 and 2017, restricted stock units totaling 603,111 and 402,783, respectively, were granted to executives and directors, at weighted-average grant date fair values of $57.88 per share and $52.57 per share, respectively. Restricted stock units granted to executives in 2018 and 2017 generally vest ratably over three years. Restricted stock units granted to directors in 2018 vested immediately while restricted stock units granted to directors in 2017 vested on the first anniversary of the grant. Restricted stock units awarded to directors in 2018 and 2017 and certain executives in 2017 are subject to a post-vest holding period of three years. The fair value of restricted stock units represents the closing price of the company’s common stock on the date of grant discounted for the post-vest holding period, when applicable.

During the first half of 2018 and 2017, stock options for the purchase of 33,615 shares at a weighted-average exercise price of $58.15 per share and 1,103,817 shares at a weighted-average exercise price of $55.35 per share, respectively, were awarded to executives. The exercise price of options represents the closing price of the company’s common stock on the date of grant. The options granted in 2018 and 2017 vest ratably over three years and expire ten years after the grant date.

In the first half of 2018 and 2017, performance-based Value Driver Incentive (“VDI”) units totaling 206,598 and 249,204, respectively, were awarded to executives. These awards vest after a period of approximately three years and contain annual performance conditions for each of the three years of the vesting period. The performance targets for each year are generally established in the first quarter of that year. Under ASC 718, performance-based awards are not deemed granted for accounting purposes until the performance targets have been established. Accordingly, only one-third of the units awarded in any given

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

year are deemed to be granted each year of the three year vesting period. During the first half of 2018, units totaling 68,866, 72,601 and 90,931 under the 2018, 2017 and 2016 VDI plans, respectively, were granted at weighted-average grant date fair values of $66.38 per share, $56.30 per share and $52.31 per share, respectively. VDI units granted under the 2017 and 2016 VDI plans are subject to a post-vest holding period of three years. The grant date fair value is determined by adjusting the closing price of the company’s common stock on the date of grant for the post-vest holding period discount and for the effect of the market condition, when applicable. For awards granted under the 2018 and 2017 VDI plans, the number of units will be adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the VDI award agreements. For awards granted under the 2016 VDI plan, the number of units is adjusted at the end of each performance period based only on the achievement of certain performance targets, as defined in the VDI award agreement. Units granted under the 2018, 2017 and 2016 VDI plans can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and six months ended June 30, 2018, net earnings attributable to noncontrolling interests were $16 million and $22 million, respectively. For the three and six months ended June 30, 2017, net earnings attributable to noncontrolling interests were $17 million and $34 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were $2.3 million and $2.7 million for three and six months ended June 30, 2018, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods of 2017. Distributions paid to noncontrolling interests were $32 million and $21 million for the six months ended June 30, 2018 and 2017, respectively. Capital contributions by noncontrolling interests were $4 million for both the six months ended June 30, 2018 and 2017.

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

In May 2018, a purported shareholder filed a complaint against Fluor Corporation and certain of its current and former executives in the United States District Court for the Northern District of Texas. The plaintiff purports to represent a class of shareholders who purchased or otherwise acquired Fluor common stock from August 14, 2013 through May 3, 2018, and seeks to recover damages arising from alleged violations of federal securities laws. At this time, the company has not been served with the complaint. The company believes that the claims asserted in the complaint are without merit.

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

Other Matters

The company has made claims arising from the performance under its contracts. The company recognizes revenue for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on claims using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

associated with claims should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable.  Similarly, the company recognizes disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. The company periodically evaluates its positions and the amounts recognized with respect to all its claims and back charges. As of June 30, 2018 and December 31, 2017, the company had recorded $132 million and $124 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract assets. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $18 million as of both June 30, 2018 and December 31, 2017, respectively. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 606.

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

(15)           Guarantees

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $13 billion as of June 30, 2018. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of June 30, 2018 and December 31, 2017 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

(16)           Partnerships and Joint Ventures

In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” on the Condensed Consolidated Balance Sheet were $116 million and $83 million as of June 30, 2018 and December 31, 2017, respectively. Notes receivable from unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” and “Other assets” on the Condensed Consolidated Balance Sheet were $33 million and $22 million as of June 30, 2018 and December 31, 2017, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

For unconsolidated construction partnerships and joint ventures, the company generally recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting on the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The company also executes projects through collaborative arrangements for which the company recognizes its relative share of revenue and cost. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company’s investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $866 million and $830 million as of June 30, 2018 and December 31, 2017, respectively, and were classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet.

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

The net carrying value of the unconsolidated VIEs classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet was a net asset of $252 million and $216 million as of June 30, 2018 and December 31, 2017, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of June 30, 2018 for the unconsolidated VIEs were $65 million.

In some cases, the company is required to consolidate certain VIEs. As of June 30, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.3 billion and $909 million, respectively. As of December 31, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $700 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Operating information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
External Revenue (in millions)	2018	2017	2018	2017
Energy & Chemicals	$2,014.5	$2,150.1	$3,957.5	$4,278.7
Mining, Industrial, Infrastructure & Power	1,339.5	1,180.4	2,249.8	2,553.3
Government	863.4	744.2	2,190.6	1,509.4
Diversified Services	666.4	641.4	1,309.7	1,210.6
Total external revenue	$4,883.8	$4,716.1	$9,707.6	$9,552.0

Intercompany revenue for the Diversified Services segment, excluded from the amounts shown above, was $111 million and $240 million for the three and six months ended June 30, 2018, respectively, and $155 million and $301 million for the three and six months ended June 30, 2017, respectively.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment Profit (Loss) (in millions)	2018	2017	2018	2017
Energy & Chemicals	$97.2	$123.6	$202.9	$208.0
Mining, Industrial, Infrastructure & Power	16.4	(165.0)	(127.7)	(167.8)
Government	51.4	19.7	123.3	48.7
Diversified Services	28.8	36.3	47.6	59.0
Total segment profit	$193.8	$14.6	$246.1	$147.9

Energy & Chemicals. Segment profit for both the three and six months ended June 30, 2018 was adversely affected by pre-tax charges totaling $67 million (or $0.47 per diluted share) resulting from forecast revisions for estimated cost growth on a fixed-price downstream project.

Mining, Industrial, Infrastructure & Power. Segment profit for the three and six months ended June 30, 2018 was adversely affected by pre-tax charges totaling $16 million (or $0.09 per diluted share) and $142 million (or $0.77 per diluted share), respectively, resulting from forecast revisions for estimated cost growth for a fixed-price, gas-fired power plant project, while segment profit for the three and six months ended June 30, 2017 was adversely affected by pre-tax charges totaling $194 million (or $0.89 per diluted share) and $219 million (or $0.99 per diluted share), respectively, resulting from forecast revisions for estimated cost growth for three fixed-price, gas-fired power plant projects.

Segment profit for all periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. As discussed in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2017, NuScale has been receiving reimbursement of up to 43 percent for certain qualified expenditures under a cooperative agreement with the U.S. Department of Energy (“DOE”) since May 2014. As of June 30, 2018, NuScale had recognized substantially all of the funding available under the initial cooperative agreement. In April 2018, the DOE announced that NuScale had been selected to receive an additional cost sharing award for $40 million under the DOE’s Office of Nuclear Energy’s U.S. Industry Opportunities for Advanced Nuclear Technology Development funding opportunity announcement (“FOA”). Based on the announcement and other correspondence from the DOE, the company believes it is probable that the award will be granted and that the company will satisfy the conditions of the award. As of June 30, 2018, the company has deferred certain expenditures that qualify for reimbursement under the FOA award.

NuScale expenses included in the determination of segment profit were $24 million and $47 million for the three and six months ended June 30, 2018, respectively, and $17 million and $33 million for the three and six months ended June 30, 2017, respectively. NuScale expenses were reported net of qualified reimbursable and deferred expenses totaling $12 million and $27 million for the three and six months periods of 2018, respectively, and $10 million and $20 million for the three and six month periods of 2017, respectively.

A reconciliation of total segment profit to earnings before taxes is as follows:

	Three Months Ended		Six Months Ended
Reconciliation of Total Segment Profit to Earnings	June 30,		June 30,
(Loss) Before Taxes (in millions)	2018	2017	2018	2017
Total segment profit	$193.8	$14.6	$246.1	$147.9
Corporate general and administrative expense	(17.8)	(47.3)	(75.0)	(92.4)
Interest income (expense), net	(8.7)	(8.6)	(18.3)	(20.1)
Earnings attributable to noncontrolling interests	16.3	17.4	21.8	34.1
Earnings (loss) before taxes	$183.6	$(23.9)	$174.6	$69.5

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Total assets by segment are as follows:

	June 30,	December 31,
Total Assets by Segment (in millions)	2018	2017
Energy & Chemicals	$1,602.4	$1,674.2
Mining, Industrial, Infrastructure & Power	1,054.7	1,067.3
Government	1,023.1	732.0
Diversified Services	1,957.4	2,120.4

The increase in total assets in the Government segment resulted from increased working capital in support of project execution activities for the power restoration project in Puerto Rico.

Total assets in the Mining, Industrial, Infrastructure & Power segment as of June 30, 2018 included accounts receivable related to two subcontracts with Westinghouse Electric Company LLC (“Westinghouse”) to manage the construction workforce at the Plant Vogtle and V.C. Summer nuclear power plant projects. On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was cancelled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of June 30, 2018 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. The company has filed mechanic’s liens in South Carolina against the property of the owner of the V.C. Summer project for amounts due for pre-petition services rendered to Westinghouse. Based on the company’s evaluation of available information, the company does not expect the close-out of these projects to have a material impact on the company’s results of operations.

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

•                  Failure to accurately estimate the resources and time necessary for our contracts, resulting in cost overruns or liabilities, including those caused by the performance of our clients, subcontractors, suppliers and joint venture or teaming partners;

•                  Failure to meet performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects;

•                  Intense competition in the global engineering, procurement and construction industry, which can place downward pressure on our contract prices and profit margins and may increase our contractual risks;

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

•                  Client delays or defaults in making payments;

•                  Failure of our suppliers or subcontractors to provide supplies or services at the agreed-upon levels or times;

•                  Repercussions of events beyond our control, such as severe weather conditions, that may significantly affect operations, result in higher cost or subject the company to liability claims by our clients;

•                  Uncertainties, restrictions and regulations impacting our government contracts;

•                  Failure of our employees, agents or partners to comply with laws, which could result in harm to our reputation and reduced profits or losses;

•                  The potential impact of changes in tax laws and other tax matters including, but not limited to, those from foreign operations and the ongoing audits by tax authorities;

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

•                  Failure to maintain safe work sites;

•                  The inability to hire and retain qualified personnel;

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

RESULTS OF OPERATIONS

Summary

Consolidated revenue of $4.9 billion for the three months ended June 30, 2018 increased 4 percent compared to $4.7 billion for the three months ended June 30, 2017. Revenue growth in the Mining, Industrial, Infrastructure & Power, Government and Diversified Services segments was partially offset by revenue declines in the Energy & Chemicals segment. Consolidated revenue of $9.7 billion for the six months ended June 30, 2018 increased slightly compared to $9.6 billion for the six months ended June 30, 2017. Revenue growth in the Government and Diversified Services segments was offset by revenue declines in the Energy & Chemicals and Mining, Industrial, Infrastructure & Power segments. The company adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” on January 1, 2018.  The impact of adoption was an increase to the company’s revenue for the three and six months ended June 30, 2018 of $30 million and $32 million, respectively, primarily in the Energy & Chemicals segment. (See Note 3 to the Condensed Consolidated Financial Statements.)

Net earnings attributable to Fluor Corporation were $115 million and $97 million for the three and six months ended June 30, 2018, respectively, compared to a net loss attributable to Fluor Corporation of $24 million for the three months ended June 30, 2017 and net earnings attributable to Fluor Corporation of $37 million for the six months ended June 30, 2017. Earnings for the three and six months ended June 30, 2018 were adversely affected by after-tax charges totaling $80 million and $176 million, respectively, resulting from forecast revisions for estimated cost growth at a fixed-price, gas-fired power plant project and a fixed-price downstream project. Earnings for the three and six months ended June 30, 2017 were adversely affected by after-tax charges totaling $124 million and $140 million, respectively, resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects. The impact of the adoption of ASC 606 was an increase to net earnings attributable to Fluor Corporation for the three and six months ended June 30, 2018 of $23 million and $24 million, respectively, primarily in the Energy & Chemicals segment.

The effective tax rates for the three and six months ended June 30, 2018 were 28.6 percent and 31.8 percent, respectively, compared to 72.3 percent and (1.8) percent for the corresponding periods of 2017. The effective rates for the three and six months ended June 30, 2018, which reflected the lower U.S. corporate income tax rate enacted by the Tax Act, were unfavorably impacted by higher tax rates on foreign earnings and the inability to offset the losses recognized in certain jurisdictions against the income recognized in other jurisdictions. The effective rates for the three and six months ended June 30, 2017 benefitted from a worthless stock deduction on an insolvent foreign subsidiary. All periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

Diluted earnings per share of $0.81 and $0.69 for the three and six months ended June 30, 2018, respectively, compared to diluted loss per share of $0.17 for the three months ended June 30, 2017 and diluted earnings per share of $0.26 for the six months ended June 30, 2017. Earnings per share for the three and six months ended June 30, 2018 were adversely affected by charges totaling $0.56 per diluted share and $1.24 per diluted share, respectively, resulting from forecast revisions for estimated cost growth at a fixed-price, gas-fired power plant project and a fixed-price downstream project. Earnings per share for the three and six months ended June 30, 2017 were adversely affected by charges totaling $0.89 per diluted share and $0.99 per diluted share, respectively, resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects.

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

Consolidated new awards were $5.4 billion and $7.9 billion for the three and six months ended June 30, 2018 compared to new awards of $3.2 billion and $5.5 billion for the three and six months ended June 30, 2017. The Mining, Industrial, Infrastructure & Power and Energy & Chemicals segments were the major contributors to the new award activity in the first half of 2018. Approximately 78 percent of consolidated new awards for the six months ended June 30, 2018 were for projects located outside of the United States compared to 56 percent for the first half of 2017.

Consolidated backlog as of June 30, 2018 was $29.3 billion compared to $37.6 billion as of June 30, 2017. The decrease in backlog primarily resulted from the removal of a nuclear power plant project for Westinghouse Electric Company LLC (“Westinghouse”) as well as new award activity being outpaced by work performed. As of June 30, 2018, approximately 64 percent of consolidated backlog related to projects outside of the United States compared to 52 percent as of June 30, 2017. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Consolidated backlog differs from the company’s remaining unsatisfied performance obligations (“RUPO”) discussed in Note 3 to the Condensed Consolidated Financial Statements. Backlog includes the amount of revenue the company expects to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue the company expects to recognize under ongoing operations and maintenance contracts with definite terms and substantive termination provisions.

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

Energy & Chemicals

Revenue and segment profit for the Energy & Chemicals segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017

Revenue	$2,014.5	$2,150.1	$3,957.5	$4,278.7
Segment profit	97.2	123.6	202.9	208.0

Revenue for the three and six months ended June 30, 2018 decreased by 6 percent and 8 percent, respectively, compared to the corresponding periods in 2017, primarily due to reduced volume of project execution activity for several chemicals and downstream projects that were nearing completion in 2017. This revenue decline was partially offset by an increase in project execution activities for a large upstream project.

Segment profit for the three and six months ended June 30, 2018 decreased by 21 percent and 2 percent compared to the corresponding periods in 2017. The decreases in segment profit for both periods resulted primarily from a $67 million charge for estimated cost growth on a fixed-price downstream project. During the three months ended June 30, 2018, the impact of the charge was partially offset by the favorable impact of the adoption of ASC 606 and foreign exchange gains associated with the company’s joint venture in Mexico. During the six months ended June 30, 2018, the impact of the charge was substantially offset by the favorable effect of close out adjustments for projects completed or nearing completion and the favorable impact of the adoption of ASC 606. Segment profit in all periods presented were favorably impacted by scope increases and cost improvements for a large upstream project. Segment profit margin for the three and six months ended June 30, 2018 was 4.8 percent and 5.1 percent compared to 5.7 percent and 4.9 percent for the same periods in the prior year. The changes in segment profit margin in both periods were primarily due to the same factors that drove the changes in segment profit.

New awards for the three and six months ended June 30, 2018 were $493 million and $1.2 billion compared to $742 million and $1.4 billion for the corresponding periods of 2017. Backlog of $12.4 billion as of June 30, 2018 decreased from $18.0 billion as of June 30, 2017. The reduction in backlog resulted primarily from new award activity being outpaced by work performed.

Total assets in the segment were at $1.6 billion as of June 30, 2018 compared to $1.7 billion as of December 31, 2017.

Mining, Industrial, Infrastructure & Power

Revenue and segment profit (loss) for the Mining, Industrial, Infrastructure & Power segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017

Revenue	$1,339.5	$1,180.4	$2,249.8	$2,553.3
Segment profit (loss)	16.4	(165.0)	(127.7)	(167.8)

Revenue for the three months ended June 30, 2018 increased by 13 percent compared to the same period in 2017. Revenue growth resulted primarily from new mining projects and increased project execution activity for certain existing mining & metals, infrastructure and life sciences & advance manufacturing projects. This revenue growth was partially offset by reduced levels of project execution activity for several power projects, including two nuclear projects that were cancelled during 2017. Revenue for the six months ended June 30, 2018 declined by 12 percent compared to the same period in the prior year, largely due to the reduced volume of project execution activity for the power projects discussed above. Revenue growth in the mining & metals, infrastructure and life sciences & advance manufacturing business lines partially offset the revenue decline in the power business line during the first half of 2018.

Segment profit and segment profit margin for the three and six months ended June 30, 2018 were adversely affected by charges totaling $16 million and $142 million, respectively, resulting from forecast revisions for estimated cost growth at a fixed-price, gas-fired power plant project. Segment profit and segment profit margin for the three and six months ended June 30, 2017 were also adversely affected by charges totaling $194 million and $219 million, respectively, resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects. Excluding the adverse effects of forecast revisions in both three-month periods, segment profit for the three months ended June 30, 2018 increased slightly when compared to the same period of the prior year, primarily due to increased project execution activities for the mining & metals, infrastructure and life sciences & advance manufacturing business lines, as well as the favorable close out of certain infrastructure projects. These additional profit contributions were substantially offset by reduced volume of project execution activity resulting from the prior year cancellation of the nuclear power projects mentioned above, as well as an increase in NuScale expenses, net of qualified reimbursable and deferred expenses.  Excluding the adverse effects of forecast revisions in both six-month periods, segment profit for the six months ended June 30, 2018 declined when compared to the prior year, primarily due to reduced volume of project execution activity resulting from the prior year cancellation of the nuclear power projects mentioned above, as well as an increase in NuScale expenses, net of qualified reimbursable and deferred expenses. The decrease was partially offset by additional profit contributions from increased project execution activities for the mining & metals and infrastructure business lines, as well as the favorable close out of certain infrastructure projects.

The Mining, Industrial, Infrastructure & Power segment includes the operations of NuScale, which are primarily research and development activities. NuScale expenses, net of qualified reimbursable and deferred expenses, included in the determination of segment profit, were $24 million and $47 million for the three and six months ended June 30, 2018 compared to $17 million and $33 million for the three and six months ended June 30, 2017.

New awards for the three and six months ended June 30, 2018 were $3.6 billion and $5.0 billion compared to $790 million and $1.7 billion for the corresponding periods of 2017. New awards in the current quarter included an iron ore replacement mine in Australia and the Los Angeles International Airport Automated People Mover project. Backlog remained flat at $12.4 billion as of June 30, 2018 and $12.6 billion as of June 30, 2017. An increase in backlog due to new award activity was offset by the cancellation of a Westinghouse nuclear power plant project during the third quarter of 2017.

Total assets in the Mining, Industrial, Infrastructure & Power segment were $1.1 billion as of both June 30, 2018 and December 31, 2017.

Total assets in the Mining, Industrial, Infrastructure & Power segment as of June 30, 2018 included accounts receivable related to the two subcontracts with Westinghouse to manage the construction workforce at the Plant Vogtle and V.C. Summer nuclear power plant projects. On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was cancelled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of June 30, 2018 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. See Note 17 to the Condensed Consolidated Financial Statements.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017

Revenue	$863.4	$744.2	$2,190.6	$1,509.4
Segment profit	51.4	19.7	123.3	48.7

Revenue for the three and six months ended June 30, 2018 increased 16 percent and 45 percent, respectively, compared to the same periods in 2017. The revenue growth in both periods resulted primarily from project execution activities for a power restoration project in Puerto Rico, which commenced in the fourth quarter of 2017 and was substantially completed in the first half of 2018, as well as increased hurricane relief efforts for the Federal Emergency Management Agency. These increases were partially offset by the substantial completion of the Paducah Gaseous Diffusion Plant project in late 2017.

Segment profit for the three and six months ended June 30, 2018 significantly increased when compared to the same periods in 2017, driven primarily by the favorable effect of a contract modification and increased project execution activities for the power restoration project in Puerto Rico. Segment profit margin for the three and six months ended June 30, 2018 were 5.9 percent and 5.6 percent, respectively, compared to 2.7 percent and 3.2 percent for the same periods in the prior year. The increases in segment profit margin for both periods were primarily driven by the same factor that drove the increase in segment profit.

New awards for the three and six months ended June 30, 2018 were $742 million and $785 million compared to $1.1 billion and $1.3 billion for the same periods in the prior year. New awards for the current quarter included a contract extension for the LOGCAP IV program. Backlog was $2.3 billion as of June 30, 2018 compared to $4.1 billion as of June 30, 2017. The decrease in backlog primarily resulted from new award activity being outpaced by work performed on several multi-year decommissioning and cleanup projects. Total backlog included $515 million and $1.3 billion of unfunded government contracts as of June 30, 2018 and 2017, respectively.

Total assets in the Government segment were $1.0 billion as of June 30, 2018 compared to $732 million as of December 31, 2017. The increase in total assets primarily resulted from increased working capital in support of project execution activities for the power restoration project in Puerto Rico.

Diversified Services

Revenue and segment profit for the Diversified Services segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017

Revenue	$666.4	$641.4	$1,309.7	$1,210.6
Segment profit	28.8	36.3	47.6	59.0

Revenue for the three and six months ended June 30, 2018 increased by 4 percent and 8 percent, respectively, compared to the same periods in 2017 primarily due to revenue growth from the Stork operations in Latin America and higher volumes in the staffing and equipment businesses.

Segment profit for the three and six months ended June 30, 2018 decreased by 20 percent and 19 percent, respectively, compared to the corresponding periods in 2017, primarily due to the cancellation of a large operations and maintenance project in North America and lower contributions from the equipment business in Canada. Segment profit margin for the three and six months ended June 30, 2018 was 4.3 percent and 3.6 percent, respectively, compared to 5.7 percent and 4.9 percent for the same periods of 2017. The decrease in segment profit margin during both periods was primarily due to the same factors affecting segment profit.

New awards in the Diversified Services segment for the three and six months ended June 30, 2018 were $513 million and $946 million compared to $554 million and $1.1 billion for the corresponding periods of 2017. Backlog of $2.2 billion as of June 30, 2018 decreased from $2.9 billion as of June 30, 2017. The reduction in backlog resulted from scope changes on certain power services and maintenance projects and the cancellation of an operations and maintenance project in North America. The equipment and temporary staffing businesses do not report backlog or new awards.

Total assets in the Diversified Services segment were $2.0 billion as of June 30, 2018 compared to $2.1 billion as of December 31, 2017.

Other

Corporate general and administrative expense for the three and six months ended June 30, 2018 was $18 million and $75 million compared to $47 million and $92 million for the three and six months ended June 30, 2017. The decrease in corporate general and administrative expense was primarily attributable to foreign currency exchange gains in both the three and six month periods of 2018 compared to foreign currency exchange losses in the prior year periods. Net interest expense was $9 million and $18 million for the three and six months ended June 30, 2018 compared to $9 million and $20 million during the corresponding periods of 2017. Income tax expense for the three and six months ended June 30, 2018 and 2017 is discussed above under “— Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 14 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets including the use of commercial paper. The company has both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s financial strategy and consistent performance have earned it strong credit ratings, resulting in a competitive advantage and continued access to the capital markets. As of June 30, 2018, the company was in compliance with all the financial covenants related to its debt agreements.

Cash Flows

Cash and cash equivalents were $1.7 billion as of June 30, 2018 compared to $1.8 billion as of December 31, 2017. Cash and cash equivalents combined with current and noncurrent marketable securities were $1.8 billion as of June 30, 2018 and $2.1 billion as of December 31, 2017. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. Non-U.S. cash and cash equivalents amounted to $964 million and $919 million as of June 30, 2018 and December 31, 2017, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.

In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $729 million and $516 million as of June 30, 2018 and December 31, 2017, respectively, as reflected on the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $944 million and $874 million as of June 30, 2018 and December 31, 2017, respectively, and is presented as “Contract liabilities” on the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of June 30, 2018 and December 31, 2017 and, as a result, has appropriately reflected the tax impact on foreign earnings in deferred taxes.

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

The company’s working capital accounts as of June 30, 2018 reflect the adoption of ASC 606. (See Note 3 to the Condensed Consolidated Financial Statements). Excluding the non-cash impact of adopting ASC 606, working capital increased primarily due to an increase in contract assets and a decrease in contract liabilities partially offset by an increase in accounts payable during the six months ended June 30, 2018. Specific factors related to these drivers include:

•                  An increase in contract assets, primarily driven by project execution activities in the Government segment for the power restoration project in Puerto Rico.

•                  A decrease in contract liabilities in the Energy & Chemicals segment, which resulted primarily from normal project execution activities on several large projects.

•                  Increases in accounts payable in the Energy & Chemicals and Mining, Industrial, Infrastructure & Power segments which resulted from normal invoicing activities.

During the first half of 2017, working capital decreased primarily due to accrued charges on the power projects discussed above under “— Results of Operations” as well as decreases in accounts receivable and contract assets and an increase in contract liabilities, partially offset by an increase in prepaid income taxes. Specific factors related to these drivers include:

•                  A decrease in accounts receivable, primarily related to collections from an Energy & Chemicals joint venture project in the United States.

•                  A decrease in contract assets in the Energy & Chemicals segment, which resulted primarily from normal project execution activities.

•                  An increase in contract liabilities in the Energy & Chemicals segment, which resulted primarily from normal project execution activities.

Cash utilized by operating activities was $133 million for the six months ended June 30, 2018 compared to cash provided by operating activities of $428 million for the corresponding period of the prior year. The decrease in cash from operating activities resulted primarily from declines in net working capital inflows.

The company contributed $9 million and $11 million into its defined benefit pension plans during the six months ended June 30, 2018 and 2017, respectively. The company currently expects to contribute up to $45 million into its defined benefit pension plans during 2018, which is expected to be in excess of the minimum funding required and includes additional funding to execute a buy-in policy contract with an insurance company to fully insure the benefits of the defined benefit pension plan in the United Kingdom. Once the additional funding for the buy-in is contributed, the company does not anticipate any further material contributions to the U.K. plan.

As discussed in the Form 10-K for the year ended December 31, 2017, NuScale has been receiving reimbursement of up to 43 percent for certain qualified expenditures under a cooperative agreement with the U.S. Department of Energy (“DOE”) since May 2014. As of June 30, 2018, NuScale had recognized substantially all of the funding available under the initial cooperative agreement. In April 2018, the DOE announced that NuScale had been selected to receive an additional cost sharing award for $40 million under the DOE’s Office of Nuclear Energy’s U.S. Industry Opportunities for Advanced Nuclear Technology Development funding opportunity announcement (“FOA”). Based on the announcement and other correspondence from the DOE, the company believes it is probable that the award will be granted and that the company will satisfy the conditions of the award. As of June 30, 2018, the company has deferred certain expenditures that qualify for reimbursement under the FOA award.

NuScale expenses included in the determination of segment profit were $24 million and $47 million for the three and six months ended June 30, 2018, respectively, and $17 million and $33 million for the three and six months ended June 30, 2017, respectively. NuScale expenses were reported net of qualified reimbursable and deferred expenses totaling $12 million and $27 million for the three and six months periods of 2018, respectively, and $10 million and $20 million for the three and six month periods of 2017, respectively.

Investing Activities

Cash provided by investing activities was $84 million for the six months ended June 30, 2018 compared to cash utilized by investing activities of $373 million in the 2017 period. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; and investments in partnerships and joint ventures.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments may include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the six months ended June 30, 2018, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $171 million. During the six months ended June 30, 2017, purchase of marketable securities exceeded proceeds from sales and maturities of such securities by $70 million. The company held combined current and noncurrent marketable securities of $101 million and $275 million as of June 30, 2018 and December 31, 2017, respectively.

Capital expenditures of $110 million and $142 million for the six months ended June 30, 2018 and 2017, respectively, primarily related to construction equipment associated with equipment operations in the Diversified Services segment, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $40 million and $28 million during the six months ended June 30, 2018 and 2017, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Diversified Services segment.

Investments in unconsolidated partnerships and joint ventures were $17 million and $191 million during the six months ended June 30, 2018 and 2017, respectively. Investments during the six months ended June 30, 2017 included capital contributions to an Energy & Chemicals joint venture in the United States.

Financing Activities

Cash utilized by financing activities of $40 million and $123 million during the six months ended June 30, 2018 and 2017, respectively, included company dividend payments to stockholders, proceeds from the issuance of commercial paper, repayments of borrowings under revolving lines of credit, and distributions paid to holders of noncontrolling interests.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2017 were paid in the first quarter of 2018. Quarterly cash dividends of $0.21 per share were declared in the second quarter of 2018 and 2017. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

During the second quarter of 2018, the company issued commercial paper to meet its short-term liquidity needs. Approximately $50 million in commercial paper was outstanding as of June 30, 2018 with a weighted average interest rate of 2.43%. All of the company’s outstanding commercial paper matures within one month.

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

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $32 million and $21 million during the six months ended June 30, 2018 and 2017, respectively. Distributions in 2018 and 2017 primarily related to three transportation joint venture projects in the United States.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the six months ended June 30, 2018, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $49 million, of which $33 million related to cash held by foreign subsidiaries. During the six months ended June 30, 2017, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $61 million, of which $37 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of June 30, 2018, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of June 30, 2018, letters of credit and borrowings totaling $1.6 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a maximum ratio of consolidated debt to tangible net worth of one-to-one and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

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

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $13 billion as of June 30, 2018. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of June 30, 2018 and December 31, 2017 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first half of 2018. Accordingly, the disclosures provided in the Annual Report on Form 10-K for the year ended December 31, 2017 remain current.

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

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	June 30,
(in millions)	2018	2017
Backlog — beginning of period	$29,132.2	$41,607.1
New awards	5,382.4	3,194.8
Adjustments and cancellations, net(1)	(432.2)	(2,621.6)
Work performed	(4,758.4)	(4,609.8)
Backlog — end of period	$29,324.0	$37,570.5

	Six Months Ended
	June 30,
(in millions)	2018	2017
Backlog — beginning of period	$30,915.4	$45,011.9
New awards	7,918.5	5,508.1
Adjustments and cancellations, net(2)	(41.5)	(3,606.2)
Work performed	(9,468.4)	(9,343.3)
Backlog — end of period	$29,324.0	$37,570.5

(1)         Adjustments and cancellations, net during the three months ended June 30, 2017 resulted primarily from the July cancellation of a nuclear power plant project for Westinghouse in South Carolina (V.C. Summer).

(2)         Adjustments and cancellations, net in the first half of 2018 included an adjustment to increase backlog as a result of the adoption of ASC Topic 606, “Revenue from Contracts with Customers,” on January 1, 2018, and other project scope adjustments and cancellations. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a further discussion of the adoption of ASC Topic 606.

Adjustments and cancellations, net in the first half of 2017 resulted primarily from the July cancellation of the V.C. Summer project and also included an adjustment to limit the contractual term of the Magnox RSRL Project to a five year term ending in August 2019, as well as exchange rate fluctuations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)               The following table provides information about purchases by the company during the quarter ended June 30, 2018 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (1)

April 1, 2018 — April 30, 2018	—	$—	—	11,610,219

May 1, 2018 — May 31, 2018	—	—	—	11,610,219

June 1, 2018 — June 30, 2018	—	—	—	11,610,219

Total	—	$—	—

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

10.15

Form of Restricted Stock Unit Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.16

Form of Option Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.17

Form of Value Driver Incentive Award Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018).

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

10.24

Form of Restricted Stock Unit Agreement granted to directors (2017 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q filed on August 3, 2017).

10.25	Form of Restricted Stock Unit Agreement granted to directors (2018 grant) under the Fluor Corporation 2017 Performance Incentive Plan.*

10.26

Fluor Corporation Deferred Directors’ Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.27

Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of November 2, 2016 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed on February 17, 2017).

10.28	Directors’ Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form 10/A (Amendment No. 1) filed on November 22, 2000).

10.29

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

10.32

$1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo - Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 2, 2016).

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

*                                         New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2018 and 2017, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017, and (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	August 2, 2018	/s/ Bruce A. Stanski
Bruce A. Stanski
Executive Vice President and Chief Financial Officer

Date:	August 2, 2018	/s/ Robin K. Chopra
Robin K. Chopra
Senior Vice President and Controller (Chief Accounting Officer)