Form 10-Q
period 2018-09-30
FLUOR CORP
filed 2018-11-01
CIK 1124198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, 140,668,441 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017

TOTAL REVENUE	$4,657,956	$4,941,634	$14,365,522	$14,493,631

TOTAL COST OF REVENUE	4,432,165	4,720,071	13,871,784	14,090,091

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	64,738	45,973	139,785	138,336
Interest expense	24,238	16,955	58,134	50,991
Interest income	(9,693)	(6,749)	(25,269)	(20,647)
Total cost and expenses	4,511,448	4,776,250	14,044,434	14,258,771

EARNINGS BEFORE TAXES	146,508	165,384	321,088	234,860
INCOME TAX EXPENSE	50,483	52,495	105,960	51,249

NET EARNINGS	96,025	112,889	215,128	183,611

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	18,680	18,426	40,541	52,562

NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$77,345	$94,463	$174,587	$131,049

BASIC EARNINGS PER SHARE	$0.55	$0.68	$1.24	$0.94

DILUTED EARNINGS PER SHARE	$0.55	$0.67	$1.23	$0.93

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	140,713	139,887	140,489	139,716
DILUTED	141,549	140,830	141,366	140,847

DIVIDENDS DECLARED PER SHARE	$0.21	$0.21	$0.63	$0.63

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

NET EARNINGS	$96,025	$112,889	$215,128	$183,611

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(11,733)	25,228	(44,356)	63,115
Ownership share of equity method investees’ other comprehensive income (loss)	(6,495)	6,485	6,055	8,409
Defined benefit pension and postretirement plan adjustments	(39,803)	1,026	(35,933)	2,936
Unrealized gain (loss) on derivative contracts	(1,952)	(1,544)	(7,694)	2,006
Unrealized gain on available-for-sale securities	—	31	709	20
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(59,983)	31,226	(81,219)	76,486

COMPREHENSIVE INCOME	36,042	144,115	133,909	260,097

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	18,280	18,485	39,258	52,473

COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$17,762	$125,630	$94,651	$207,624

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

UNAUDITED

	September 30,	December 31,
(in thousands, except share and per share amounts)	2018	2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($511,244 and $516,046 related to variable interest entities (“VIEs”))	$1,679,796	$1,804,075
Marketable securities, current ($230,956 and $91,295 related to VIEs)	243,048	161,134
Accounts and notes receivable, net ($208,373 and $327,652 related to VIEs)	1,724,091	1,602,751
Contract assets ($236,847 and $132,500 related to VIEs)	1,464,370	1,458,533
Other current assets ($19,460 and $9,229 related to VIEs)	472,856	574,764
Total current assets	5,584,161	5,601,257

Marketable securities, noncurrent	—	113,622
Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,211,050 and $1,201,929) (net PP&E of $38,058 and $44,004 related to VIEs))	1,029,162	1,093,681
Goodwill	553,294	564,683
Investments	859,216	878,863
Deferred taxes	425,313	316,472
Deferred compensation trusts	361,740	381,826
Other assets ($25,850 and $27,631 related to VIEs)	335,090	377,288
TOTAL ASSETS	$9,147,976	$9,327,692

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable ($407,696 and $258,592 related to VIEs)	$1,619,222	$1,512,740
Short-term borrowings	56,945	27,361
Contracts Liabilities ($371,444 and $361,701 related to VIEs)	892,860	874,036
Accrued salaries, wages and benefits ($26,871 and $32,678 related to VIEs)	683,743	706,520
Other accrued liabilities ($39,447 and $44,211 related to VIEs)	409,333	453,513
Total current liabilities	3,662,103	3,574,170

LONG-TERM DEBT DUE AFTER ONE YEAR	1,667,359	1,591,598
NONCURRENT LIABILITIES	618,585	669,525
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 140,749,228 and 139,918,324 shares in 2018 and 2017, respectively	1,407	1,399
Additional paid-in capital	122,267	88,222
Accumulated other comprehensive loss	(482,178)	(402,242)
Retained earnings	3,401,528	3,654,931
Total shareholders’ equity	3,043,024	3,342,310
Noncontrolling interests	156,905	150,089
Total equity	3,199,929	3,492,399
TOTAL LIABILITIES AND EQUITY	$9,147,976	$9,327,692

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30,
(in thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$215,128	$183,611
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	150,592	153,881
Amortization of intangibles	14,327	14,074
(Earnings) loss from equity method investments, net of distributions	506	(378)
Gain on sale of joint venture interest	(124,942)	—
Gain on sale of property, plant and equipment	(15,595)	(11,740)
Amortization of stock-based awards	34,735	31,076
Deferred compensation trust	(14,915)	(37,251)
Deferred compensation obligation	19,320	35,988
Deferred taxes	30,969	99,763
Net retirement plan accrual (contributions)	(16,552)	(7,095)
Changes in operating assets and liabilities	(305,467)	86,815
Other items	609	1,893
Cash provided (utilized) by operating activities	(11,285)	550,637

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(317,747)	(204,808)
Proceeds from the sales and maturities of marketable securities	347,131	150,857
Capital expenditures	(148,671)	(216,336)
Proceeds from disposal of property, plant and equipment	60,863	55,858
Investments in partnerships and joint ventures	(33,799)	(241,577)
Return of capital from partnerships and joint ventures	20,484	3,249
Other items	(1)	(3,255)
Cash utilized by investing activities	(71,740)	(456,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(89,193)	(88,623)
Proceeds from issuance of 4.250% Senior Notes	598,722	—
Repayment of 3.375% Senior Notes	(503,285)	—
Repayment of borrowings under revolving lines of credit	—	(53,455)
Net proceeds from issuance of commercial paper	24,449	—
Debt issuance costs	(4,974)	—
Distributions paid to noncontrolling interests	(34,688)	(23,842)
Capital contributions by noncontrolling interests	4,293	4,672
Taxes paid on vested restricted stock	(5,686)	(6,186)
Stock options exercised	7,170	8,803
Other items	(5,182)	(1,551)
Cash utilized by financing activities	(8,374)	(160,182)
Effect of exchange rate changes on cash	(32,880)	42,150
Decrease in cash and cash equivalents	(124,279)	(23,407)
Cash and cash equivalents at beginning of period	1,804,075	1,850,436
Cash and cash equivalents at end of period	$1,679,796	$1,827,029

See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)                  Principles of Consolidation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as adjusted (the “2017 10-K”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2018 may not necessarily be indicative of results that can be expected for the full year.

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of September 30, 2018 and December 31, 2017 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts disclosed in 2017 have been reclassified to conform to the 2018 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

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

(2)                  Recent Accounting Pronouncements

New accounting pronouncements implemented by the company during the first nine months of 2018 are discussed below or in the related notes, where appropriate.

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

In the first quarter of 2018, the company adopted ASU 2017-09, “Compensation — Stock Compensation (ASC Topic 718): Scope of Modification Accounting,” which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The adoption of ASU 2017-09 did not have any impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2018, the company adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented separately from the service cost component. As a result of the adoption of ASU 2017-07, the service cost component of net periodic pension expense has been presented in “Total cost of revenue” and the other components of net periodic pension expense have been presented in “Corporate general and administrative expense” on the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2018. Amounts in the 2017 period have not been reclassified to conform to the new presentation

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

as the impact to the results of operations was not material. The adoption of ASU 2017-07 did not have any impact on the company’s financial position or cash flows.

In the first quarter of 2018, the company adopted ASU 2017-01, “Business Combinations (ASC Topic 805): Clarifying the Definition of a Business” which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The adoption of ASU 2017-01 did not have any impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2018, the company adopted ASU 2016-18, “Statement of Cash Flows (ASC Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-18 requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The adoption of ASU 2016-18 did not have any impact on the company’s cash flows.

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

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rules under SEC Release No. 33-10532, Disclosure Update and Simplification. The final rules amend the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. The analysis should reconcile the beginning and ending balances of each caption in stockholders’ equity for each period in which an income statement is presented. The final rules are effective on November 5, 2018. Therefore, the company will include a condensed consolidated statement of changes in equity in its interim financial statements beginning with the first quarter of 2019.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU requires customers in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. Management does not expect the adoption of ASU 2018-15 to have a material impact on the company’s financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU amends ASC 715 to add, remove and clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. Management does not expect the adoption of ASU 2018-14 to have any impact on the company’s financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU amends ASC 820 to add, remove and modify certain disclosure requirements for fair value measurements. For example, public companies will now be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. Management does not expect the adoption of ASU 2018-13 to have any impact on the company’s financial position, results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (ASC Topic 842)” which amends the existing guidance on accounting for leases. Topic 842 was further clarified and amended within ASU 2017-13, ASU 2018-01, ASU 2018-10 and ASU 2018-11. The new guidance requires the recognition of right-to-use assets and lease liabilities on the balance sheet for leases with terms greater than twelve months. Lessees will classify leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Topic 842 is effective for interim and annual reporting periods beginning after December 15, 2018. The company will adopt Topic 842 during the first quarter of 2019 using the modified retrospective method that will result in a cumulative effect adjustment to retained earnings as of the date of adoption. The new guidance will be applied to leases that exist or are entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements. The company expects to utilize the package of practical expedients that allows entities to retain the classification of lease contracts (e.g., operating or finance lease) existing as of the date of adoption. The company is currently in the process of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for leases under the new guidance. Additionally, the company is implementing an enterprise-wide lease management system and is evaluating additional changes to its processes and internal controls. Management is continuing to assess the impact of adopting Topic 842 on the company’s financial position, results of operations, cash flows and related disclosures.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following tables present how the adoption of ASC Topic 606 affected certain line items in the Condensed Consolidated Statement of Earnings:

	Three Months Ended
	September 30, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Total revenue	$4,606,109	$51,847	$4,657,956
Total cost of revenue	4,431,691	474	4,432,165
Corporate general and administrative expense	63,480	1,258	64,738
Interest expense	24,238	—	24,238
Interest income	(9,693)	—	(9,693)
Earnings before taxes	96,393	50,115	146,508
Income tax expense	38,117	12,366	50,483
Net earnings	58,276	37,749	96,025
Net earnings attributable to noncontrolling interests	19,564	(884)	18,680
Net earnings attributable to Fluor Corporation	38,712	38,633	77,345

	Nine Months Ended
	September 30, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Total revenue	$14,281,520	$84,002	$14,365,522
Total cost of revenue	13,870,528	1,256	13,871,784
Corporate general and administrative expense	137,939	1,846	139,785
Interest expense	58,134	—	58,134
Interest income	(25,269)	—	(25,269)
Earnings before taxes	240,188	80,900	321,088
Income tax expense	87,898	18,062	105,960
Net earnings	152,290	62,838	215,128
Net earnings attributable to noncontrolling interests	40,132	409	40,541
Net earnings attributable to Fluor Corporation	112,158	62,429	174,587

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents how the adoption of ASC Topic 606 affected certain line items in the Condensed Consolidated Balance Sheet:

	As of September 30, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Accounts and notes receivable, net	$1,765,879	$(41,788)	$1,724,091
Contract assets (previously presented as contract work in progress)	1,532,906	(68,536)	1,464,370
Investments	867,524	(8,308)	859,216
Deferred tax assets	351,604	73,709	425,313
Other assets	348,696	(13,606)	335,090
Contract liabilities (previously presented as advance billings on contracts)	668,203	224,657	892,860
Other accrued liabilities	421,335	(12,002)	409,333
Noncurrent liabilities	619,685	(1,100)	618,585
Accumulated other comprehensive loss	(488,954)	6,776	(482,178)
Retained earnings	3,677,669	(276,141)	3,401,528
Noncontrolling interests	157,624	(719)	156,905

The following table presents how the adoption of ASC Topic 606 affected certain line items in the Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended
	September 30, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$152,290	$62,838	$215,128
(Earnings) loss from equity method investments, net of distributions	(750)	1,256	506
Deferred taxes	15,985	14,984	30,969
Changes in operating assets and liabilities	(226,389)	(79,078)	(305,467)
Cash utilized by operating activities	(11,285)	—	(11,285)

Update to Major Accounting Policies

Upon adoption of ASC Topic 606, the company revised its accounting policy on revenue recognition from the policy provided in the Notes to Consolidated Financial Statements included in the 2017 10-K. The revised accounting policy on revenue recognition is provided below.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $1.1 billion and contract work in progress (typically for fixed-price contracts) of $347 million as of September 30, 2018. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $547 million and $337 million as of September 30, 2018 and December 31, 2017, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The company recognized revenue of $690 million during the nine months ended September 30, 2018 that was included in contract liabilities as of January 1, 2018. The company anticipates that substantially all incurred cost associated with contract assets as of September 30, 2018 will be billed and collected within one year.

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

Remaining Unsatisfied Performance Obligations

The company’s remaining unsatisfied performance obligations (“RUPO”) as of September 30, 2018 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The company had $33 billion in RUPO as of September 30, 2018.

The company expects to satisfy its RUPO as of September 30, 2018 over the following periods (in millions):

Within 1 year	$16,227
1 to 2 years	11,226
Thereafter	5,330
Total remaining unsatisfied performance obligations	$32,783

Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.

Disaggregation of Revenue

Revenue disaggregated by reportable segment for the three and nine months ended September 30, 2018 and 2017 is presented in Note 17.

The following table presents revenue disaggregated by the geographic area where the work was performed for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Geographic Area (in millions)	2018	2017(1)	2018	2017(1)
United States	$1,786.2	$2,579.2	$6,325.4	$7,594.5
Canada	83.8	336.6	202.1	1,258.0
Asia Pacific (includes Australia)	414.0	281.5	1,043.3	686.1
Europe	1,338.8	1,077.3	3,777.0	3,087.8
Central and South America	526.3	262.7	1,412.2	635.3
Middle East and Africa	508.9	404.3	1,605.5	1,231.9
Total revenue by geographic area	$4,658.0	$4,941.6	$14,365.5	$14,493.6

(1)         Prior period amounts have not been adjusted for the adoption of ASC Topic 606 under the modified retrospective method.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(4)                   Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(10,357)	$(1,376)	$(11,733)	$40,397	$(15,169)	$25,228
Ownership share of equity method investees’ other comprehensive income (loss)	(8,051)	1,556	(6,495)	9,763	(3,278)	6,485
Defined benefit pension and postretirement plan adjustments	(48,463)	8,660	(39,803)	1,641	(615)	1,026
Unrealized loss on derivative contracts	(2,189)	237	(1,952)	(2,424)	880	(1,544)
Unrealized gain on available-for-sale securities	—	—	—	50	(19)	31
Total other comprehensive income (loss)	(69,060)	9,077	(59,983)	49,427	(18,201)	31,226
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(400)	—	(400)	59	—	59
Other comprehensive income (loss) attributable to Fluor Corporation	$(68,660)	$9,077	$(59,583)	$49,368	$(18,201)	$31,167

The tax effects of the components of OCI for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
(in thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(59,024)	$14,668	$(44,356)	$101,068	$(37,953)	$63,115
Ownership share of equity method investees’ other comprehensive income	7,560	(1,505)	6,055	13,339	(4,930)	8,409
Defined benefit pension and postretirement plan adjustments	(43,580)	7,647	(35,933)	4,697	(1,761)	2,936
Unrealized gain (loss) on derivative contracts	(9,274)	1,580	(7,694)	3,273	(1,267)	2,006
Unrealized gain on available-for-sale securities	1,134	(425)	709	31	(11)	20
Total other comprehensive income (loss)	(103,184)	21,965	(81,219)	122,408	(45,922)	76,486
Less: Other comprehensive loss attributable to noncontrolling interests	(1,283)	—	(1,283)	(89)	—	(89)
Other comprehensive income (loss) attributable to Fluor Corporation	$(101,901)	$21,965	$(79,936)	$122,497	$(45,922)	$76,575

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended September 30, 2018 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of June 30, 2018	$(242,917)	$(20,064)	$(148,188)	$(11,426)	$—	$(422,595)
Other comprehensive income (loss) before reclassifications	(11,333)	(6,646)	(56,191)	(3,736)	—	(77,906)
Amounts reclassified from AOCI	—	151	16,388	1,784	—	18,323
Net other comprehensive income (loss)	(11,333)	(6,495)	(39,803)	(1,952)	—	(59,583)
Balance as of September 30, 2018	$(254,250)	$(26,559)	$(187,991)	$(13,378)	$—	$(482,178)

Attributable to Noncontrolling Interests:
Balance as of June 30, 2018	$(2,345)	$—	$—	$—	$—	$(2,345)
Other comprehensive loss before reclassifications	(400)	—	—	—	—	(400)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive loss	(400)	—	—	—	—	(400)
Balance as of September 30, 2018	$(2,745)	$—	$—	$—	$—	$(2,745)

The changes in AOCI balances by component (after-tax) for the nine months ended September 30, 2018 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2017	$(211,177)	$(32,614)	$(152,058)	$(5,684)	$(709)	$(402,242)
Other comprehensive income (loss) before reclassifications	(43,073)	5,247	(56,191)	(10,785)	—	(104,802)
Amounts reclassified from AOCI	—	808	20,258	3,091	709	24,866
Net other comprehensive income (loss)	(43,073)	6,055	(35,933)	(7,694)	709	(79,936)
Balance as of September 30, 2018	$(254,250)	$(26,559)	$(187,991)	$(13,378)	$—	$(482,178)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2017	$(1,462)	$—	$—	$—	$—	$(1,462)
Other comprehensive loss before reclassifications	(1,283)	—	—	—	—	(1,283)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive loss	(1,283)	—	—	—	—	(1,283)
Balance as of September 30, 2018	$(2,745)	$—	$—	$—	$—	$(2,745)

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The changes in AOCI balances by component (after-tax) for the three months ended September 30, 2017 are as follows:

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

	Location in	Three Months Ended		Nine Months Ended
	Condensed Consolidated	September 30,		September 30,
(in thousands)	Statement of Earnings	2018	2017	2018	2017
Component of AOCI:

Ownership share of equity method investees’ other comprehensive loss	Total cost of revenue	$(200)	$—	$(1,099)	$—
Income tax benefit	Income tax expense	49	—	291	—
Net of tax		$(151)	—	$(808)	—

Defined benefit pension plan adjustments	Various accounts(1)	$(20,062)	$(1,641)	$(24,945)	$(4,697)
Income tax benefit	Income tax expense	3,674	615	4,687	1,761
Net of tax		$(16,388)	(1,026)	$(20,258)	(2,936)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Total cost of revenue	$(2,257)	$1,346	$(3,375)	$1,546
Interest rate contracts	Interest expense	(419)	(419)	(1,258)	(1,258)
Income tax benefit (expense)	Income tax expense	892	(357)	1,542	(130)
Net of tax		(1,784)	570	(3,091)	158
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	—	—	—	(39)
Net of tax and noncontrolling interests		$(1,784)	570	$(3,091)	197

Unrealized loss on available-for-sale securities	Corporate general and administrative expense	$—	$(39)	$(1,134)	$(42)
Income tax benefit	Income tax expense	—	15	425	16
Net of tax		$—	(24)	$(709)	$(26)

(1)            Defined benefit pension plan adjustments were reclassified to “Corporate general and administrative expense” in 2018 and to “Total cost of revenue” and “Corporate general and administrative expense” in 2017.

(5)                     Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. corporate federal income tax rate down to 21% from 35%, requires companies to pay a one-time transition tax on earnings from certain foreign subsidiaries and created new taxes on certain foreign sourced earnings. The company applied the guidance in the SEC’s Staff Accounting Bulletin (“SAB”) 118 when accounting for the enactment date effects of the Tax Act, which allowed the company to make reasonable estimates at December 31, 2017. Given the complexity of the Tax Act, the company is still evaluating the tax impact and obtaining the information required to complete its accounting. Accordingly, all amounts recognized associated with the Tax Act during the first three quarters of 2018 are provisional. Changes to the provisional estimates of the Tax Act will be recorded as a discrete item in the interim period the amounts are considered complete.

The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Taxed Income (“GILTI”) earned by foreign subsidiaries.  The company has not yet determined its accounting policy with respect to GILTI and has therefore included the estimate of current quarter GILTI entirely as a period cost.

The effective tax rates for the three and nine months ended September 30, 2018 were 34.5 percent and 33.0 percent, respectively, compared to 31.7 percent and 21.8 percent for the corresponding periods of 2017. The effective rates for the three and nine months ended September 30, 2018, which reflected the lower U.S. corporate income tax rate enacted by the Tax Act, were unfavorably impacted by higher tax rates on foreign earnings and the inability to offset the losses recognized in certain jurisdictions against the income recognized in other jurisdictions. The effective rate for the nine months ended September 30, 2017 benefitted from a worthless stock deduction on an insolvent foreign subsidiary. All periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

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

(6)                   Cash Paid for Interest and Taxes

Cash paid for interest was $52 million and $48 million for the nine months ended September 30, 2018 and 2017, respectively. Income tax payments, net of refunds, were $66 million and $168 million during the nine-month periods ended September 30, 2018 and 2017, respectively.

(7)                   Earnings Per Share

Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method. The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017

Net earnings attributable to Fluor Corporation	$77,345	$94,463	$174,587	$131,049

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,713	139,887	140,489	139,716

Basic earnings per share	$0.55	$0.68	$1.24	$0.94

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,713	139,887	140,489	139,716

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units	836	943	877	1,131
Weighted average diluted shares outstanding	141,549	140,830	141,366	140,847

Diluted earnings per share	$0.55	$0.67	$1.23	$0.93

Anti-dilutive securities not included above	3,988	5,045	4,063	4,639

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$—	$—	$—	$—	$1,301	$701	$600	$—
Marketable securities, current(2)	—	—	—	—	57,783	—	57,783	—
Deferred compensation trusts(3)	27,055	27,055	—	—	23,256	23,256	—	—
Marketable securities, noncurrent(4)	—	—	—	—	113,622	—	113,622	—
Derivative assets(5)
Foreign currency contracts	14,448	—	14,448	—	29,766	—	29,766	—

Liabilities:
Derivative liabilities(5)
Foreign currency contracts	25,434	—	25,434	—	$29,127	$—	$29,127	$—

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

The company’s financial instruments presented in the table above included available-for-sale securities as of December 31, 2017. The available-for-sale securities were made up of the following security types as of December 31, 2017: money market funds of $1 million, U.S. agency securities of $3 million, U.S. Treasury securities of $69 million, corporate debt securities of $97 million and commercial paper of $3 million. The amortized cost of these available-for-sale securities was not materially different from the fair value. The company determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses as of December 31, 2017. During the nine months ended September 30, 2018, proceeds from sales and maturities of available-for-sale securities were $175 million. There were no sales or maturities of available-for-sale securities during the three months ended September 30, 2018. Proceeds from sales and maturities of available-for-sale securities were $34 million and $78 million during the three and nine months ended September 30, 2017, respectively.

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		September 30, 2018		December 31, 2017
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Value	Value	Value	Value
Assets:
Cash(1)	Level 1	$1,044,236	$1,044,236	$1,104,316	$1,104,316
Cash equivalents(2)	Level 2	635,560	635,560	698,458	698,458
Marketable securities, current(3)	Level 2	243,048	243,048	103,351	103,351
Notes receivable, including noncurrent portion(4)	Level 3	50,775	50,775	26,006	26,006
Liabilities:
1.750% Senior Notes(5)	Level 2	$577,834	$601,129	$597,674	$622,277
3.375% Senior Notes(5)	Level 2	—	—	496,859	512,475
3.5% Senior Notes(5)	Level 2	494,040	487,330	493,320	513,480
4.250% Senior Notes(5)	Level 2	593,800	588,042	—	—
Commercial paper(6)	Level 2	24,964	24,964	—	—
Other borrowings, including noncurrent portion(7)	Level 2	33,666	33,666	31,106	31,106

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

(5)    During the third quarter of 2018, the company issued $600 million of 4.250% Senior Notes and fully redeemed its 3.375% Senior Notes, as discussed in Note 11. The fair value of the 1.750% Senior Notes, 3.375% Senior Notes, 3.5% Senior Notes and 4.250% Senior Notes was estimated based on quoted market prices for similar issues.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(6)    The fair value of the commercial paper was based on quoted market prices in an active market. The carrying value of the outstanding commercial paper approximated fair value due to its short-term nature. All of the company’s outstanding commercial paper was repaid in October 2018.

(7)     Other borrowings primarily represent bank loans and other financing arrangements which mature within one year. The carrying amount of borrowings under these arrangements approximates fair value because of the short-term maturity.

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

As of September 30, 2018, the company had total gross notional amounts of $689 million of foreign currency contracts outstanding (primarily related to the British Pound, Kuwaiti Dinar, Indian Rupee, Philippine Peso, South Korean Won and Chinese Yuan) that were designated as hedging instruments. The foreign currency contracts are of varying duration, none of which extend beyond May 2021. There were no commodity contracts outstanding as of September 30, 2018.

The fair values of derivatives designated as hedging instruments under ASC 815 as of September 30, 2018 and December 31, 2017 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
(in thousands)	Location	2018	2017	Location	2018	2017
Foreign currency contracts	Other current assets	$9,955	$18,667	Other accrued liabilities	$20,053	$19,046
Foreign currency contracts	Other assets	2,384	6,472	Noncurrent liabilities	5,381	8,654
Total		$12,339	$25,139		$25,434	$27,700

During the three and nine months ended September 30, 2017, the company recognized a pre-tax net gain of $1.3 million and $5.4 million, respectively, in “Corporate general and administrative expense” associated with foreign currency contracts designated as fair value hedges. There were no fair value hedges outstanding as of September 30, 2018. The pre-tax net gain recognized in earnings associated with the hedging instruments designated as fair value hedges offset the amount of losses recognized in earnings on the hedged items in the same location on the Condensed Consolidated Statement of Earnings.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The after-tax amount of gain (loss) recognized in OCI associated with the derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cash Flow Hedges (in thousands)	2018	2017	2018	2017
Commodity contracts	$—	$53	$—	$45
Foreign currency contracts	(3,736)	(1,027)	(10,785)	2,106
Total	$(3,736)	$(974)	$(10,785)	$2,151

The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges was as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2018	2017	2018	2017
Commodity contracts	Total cost of revenue	$—	$26	$—	$(10)
Foreign currency contracts	Total cost of revenue	(1,522)	806	(2,305)	993
Interest rate contracts	Interest expense	(262)	(262)	(786)	(786)
Total		$(1,784)	$570	$(3,091)	$197

As of September 30, 2018, the company also had total gross notional amounts of $38 million of foreign currency contracts outstanding that were not designated as hedging instruments. These contracts primarily related to engineering and construction contract obligations denominated in nonfunctional currencies. As of September 30, 2018, the company had total gross notional amounts of $42 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. Net losses of $1 million and $2 million associated with the company’s derivatives and embedded derivatives were included in “Total cost of revenue” and “Corporate general and administrative expense” for the three and nine months ended September 30, 2018, respectively. Net gains of $0.5 million and $3 million associated with the company’s derivatives and embedded derivatives for the three and nine months ended September 30, 2017, respectively, were included in “Total cost of revenue” and “Corporate general and administrative expense”.

(10)              Retirement Benefits

Net periodic pension expense for the company’s defined benefit pension plans includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Service cost	$4,436	$4,763	$13,644	$13,676
Interest cost	5,537	5,687	17,118	16,437
Expected return on assets	(9,685)	(10,356)	(29,919)	(29,840)
Amortization of prior service credit	(230)	(214)	(709)	(612)
Recognized net actuarial loss	1,803	2,034	5,573	5,842
Loss on settlement	18,641	—	20,534	—
Net periodic pension expense	$20,502	$1,914	$26,241	$5,503

As a result of the adoption of ASU 2017-07 in the first quarter of 2018, the service cost component of net periodic pension expense has been presented in “Total cost of revenue” and the other components of net periodic pension expense have been presented in “Corporate general and administrative expense” on the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2018. Amounts in the 2017 period have not been reclassified to conform to the new presentation as the impact to the results of operations was not material.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

During the nine months ended September 30, 2018, lump-sum distributions to participants of the defined benefit pension plan in the United Kingdom exceeded the sum of the service and interest cost components of net periodic pension cost. As a result, the company recorded a loss on partial pension settlement of $19 million and $21 million during the three and nine months ended September 30, 2018, respectively, which was included in “Corporate general and administrative expense” in the Condensed Consolidated Statement of Earnings. The lump-sum distributions were funded by assets of the U.K. plan.

In the third quarter of 2018, the company executed a buy-in policy contract with an insurance company to fully insure the benefits of the defined benefit pension plan in the U.K. The initial value of the insurance asset was equal to the premium paid to secure the policy (i.e., the fair value of the plan assets plus additional funding to execute the buy-in contract). The company does not anticipate any further material contributions to the U.K. plan. The fair value of the insurance policy, which is a Level 3 asset, will be adjusted quarterly to mirror the change in the benefit obligation.

The U.K. plan assets and obligations were remeasured during the third quarter of 2018, which resulted in a decrease in the expected long-term rate of return on plan assets from 3.45% as of January 1, 2018 to 1.54% as of September 30, 2018 and a decrease in the discount rate from 2.35% as of January 1, 2018 to 1.54% as of September 30, 2018.

The company currently expects to contribute approximately $45 million to $50 million into its defined benefit pension plans during 2018, which is expected to be in excess of the minimum funding required and includes the additional funding to execute the buy-in contract for the U.K. plan, as discussed above. During the nine months ended September 30, 2018, contributions of approximately $43 million were made by the company.

(11)            Financing Arrangements

As of September 30, 2018, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of September 30, 2018, letters of credit and borrowings totaling $1.6 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. Surety bonds may be used as an alternative to letters of credit.

In August 2018, the company issued $600 million of 4.250% Senior Notes (the “2018 Notes”) due September 15, 2028 and received proceeds of $595 million, net of underwriting discounts. Interest on the 2018 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2019. Prior to June 15, 2028, the company may redeem the 2018 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. On or after June 15, 2028, the company may redeem the 2018 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

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

For the 2018 Notes, the 2016 Notes and the 2014 Notes, if a change of control triggering event occurs, as defined by the terms of the respective indentures, the company will be required to offer to purchase the applicable notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of redemption. The company is generally not limited under the indentures governing the 2018 Notes, the 2016 Notes and the 2014 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions. The company may, from time to time, repurchase the 2018 Notes, the 2016 Notes and the 2014 Notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as deemed appropriate.

In September 2018, the company used a portion of the proceeds from the 2018 Notes to fully redeem its $500 million 3.375% Senior Notes (the “2011 Notes”) due September 15, 2021. The redemption price of $503 million was equal to 100 percent of the principal amount of the 2011 Notes plus a “make-whole” premium of $3 million.

During the second and third quarters of 2018, the company issued commercial paper to meet its short-term liquidity needs. Approximately $25 million in commercial paper was outstanding as of September 30, 2018 with a weighted average interest rate of 2.45%. All of the company’s outstanding commercial paper was repaid in October 2018.

Other borrowings of $34 million as of September 30, 2018 and $31 million as of December 31, 2017 primarily represent bank loans and other financing arrangements associated with Stork.

As of September 30, 2018, the company was in compliance with all of the financial covenants related to its debt agreements.

(12)           Stock-Based Plans

The company’s executive and director stock-based compensation plans are described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the 2017 10-K. In the first nine months of 2018 and 2017, restricted stock units totaling 603,111 and 402,783, respectively, were granted to executives and directors, at weighted-average grant date fair values of $57.88 per share and $52.57 per share, respectively. Restricted stock units granted to executives in 2018 and 2017 generally vest ratably over three years. Restricted stock units granted to directors in 2018 vested immediately while restricted stock units granted to directors in 2017 vested on the first anniversary of the grant. Restricted stock units awarded to directors in 2018 and 2017 and certain executives in 2017 are subject to a post-vest holding period of three years. The fair value of restricted stock units represents the closing price of the company’s common stock on the date of grant discounted for the post-vest holding period, when applicable.

During the first nine months of 2018 and 2017, stock options for the purchase of 33,615 shares at a weighted-average exercise price of $58.15 per share and 1,103,817 shares at a weighted-average exercise price of $55.35 per share, respectively, were awarded to executives. The exercise price of options represents the closing price of the company’s common stock on the date of grant. The options granted in 2018 and 2017 vest ratably over three years and expire ten years after the grant date.

In the first nine months of 2018 and 2017, performance-based Value Driver Incentive (“VDI”) units totaling 206,598 and 249,204, respectively, were awarded to executives. These awards vest after a period of approximately three years and contain annual performance conditions for each of the three years of the vesting period. The performance targets for each year are generally established in the first quarter of that year. Under ASC 718, performance-based awards are not deemed granted for

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

accounting purposes until the performance targets have been established. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the three year vesting period. During the first nine months of 2018, units totaling 68,866, 72,601 and 90,931 under the 2018, 2017 and 2016 VDI plans, respectively, were granted at weighted-average grant date fair values of $66.38 per share, $56.30 per share and $52.31 per share, respectively. VDI units granted under the 2017 and 2016 VDI plans are subject to a post-vest holding period of three years. The grant date fair value is determined by adjusting the closing price of the company’s common stock on the date of grant for the post-vest holding period discount and for the effect of the market condition, when applicable. For awards granted under the 2018 and 2017 VDI plans, the number of units will be adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the VDI award agreements. For awards granted under the 2016 VDI plan, the number of units is adjusted at the end of each performance period based only on the achievement of certain performance targets, as defined in the VDI award agreement. Units granted under the 2018, 2017 and 2016 VDI plans can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718.

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

As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three and nine months ended September 30, 2018, net earnings attributable to noncontrolling interests were $19 million and $41 million, respectively. For the three and nine months ended September 30, 2017, net earnings attributable to noncontrolling interests were $18 million and $53 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were $1 million and $4 million for three and nine months ended September 30, 2018, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods of 2017. Distributions paid to noncontrolling interests were $35 million and $24 million for the nine months ended September 30, 2018 and 2017, respectively. Capital contributions by noncontrolling interests were $4 million and $5 million for the nine months ended September 30, 2018 and 2017.

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

In September 2018, two separate shareholders’ derivative actions were filed against all members of the Board of Directors of Fluor Corporation, a past Board member and the estate of a past Board member as well as certain of Fluor’s executives in Texas state court. These derivative actions purport to assert claims on behalf of Fluor Corporation and largely make the same allegations as contained in the securities class action matter discussed above.  The company and other defendants have agreed to the consolidation of the two cases and have agreed to accept service once the cases are consolidated.  Based on the present status of this matter, the company does not believe it is probable that a loss will be incurred.

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

Other Matters

The company has made claims arising from the performance under its contracts. The company recognizes revenue for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on claims using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable.    Similarly, the company recognizes disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. The company periodically evaluates its positions and the amounts recognized with respect to all its claims and back charges. As of September 30, 2018 and December 31, 2017, the company had recorded $156 million and $124 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract assets. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $18 million as of both September 30, 2018 and December 31, 2017, respectively. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 606.

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

(15)           Guarantees

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $15 billion as of September 30, 2018. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of September 30, 2018 and December 31, 2017 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(16)           Partnerships and Joint Ventures

In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” on the Condensed Consolidated Balance Sheet were $149 million and $83 million as of September 30, 2018 and December 31, 2017, respectively. Notes receivable from unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” and “Other assets” on the Condensed Consolidated Balance Sheet were $46 million and $22 million as of September 30, 2018 and December 31, 2017, respectively.

For unconsolidated construction partnerships and joint ventures, the company generally recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting on the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The company also executes projects through collaborative arrangements for which the company recognizes its relative share of revenue and cost. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company’s investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $824 million and $830 million as of September 30, 2018 and December 31, 2017, respectively, and were classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet.

COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”) is a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. The company has a future funding commitment to CFHI of $52 million, of which $26 million is expected to be paid in the fourth quarter of 2018 with the remaining balance expected to be paid in the fourth quarter of 2019.

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

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

As required by ASC 810, management’s assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

The net carrying value of the unconsolidated VIEs classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet was a net asset of $220 million and $216 million as of September 30, 2018 and December 31, 2017, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of September 30, 2018 for the unconsolidated VIEs were $81 million.

In some cases, the company is required to consolidate certain VIEs. As of September 30, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.3 billion and $846 million, respectively. As of December 31, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $700 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.

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

The Government and Diversified Services segments remain unchanged from the previous year and a description of these reportable segments is provided in the Notes to Consolidated Financial Statements included in the 2017 10-K.

Operating information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
External Revenue (in millions)	2018	2017	2018	2017
Energy & Chemicals	$1,902.3	$2,212.2	$5,859.8	$6,490.9
Mining, Industrial, Infrastructure & Power	1,387.3	1,339.4	3,637.1	3,892.7
Government	780.9	766.0	2,971.4	2,275.4
Diversified Services	587.5	624.0	1,897.2	1,834.6
Total external revenue	$4,658.0	$4,941.6	$14,365.5	$14,493.6

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Intercompany revenue for the Diversified Services segment, excluded from the amounts shown above, was $97 million and $337 million for the three and nine months ended September 30, 2018, respectively, and $144 million and $445 million for the three and nine months ended September 30, 2017, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Profit (Loss) (in millions)	2018	2017	2018	2017
Energy & Chemicals	$50.2	$100.5	$253.1	$308.4
Mining, Industrial, Infrastructure & Power	100.7	37.1	(27.0)	(130.8)
Government	32.0	30.2	155.3	78.9
Diversified Services	24.2	35.4	71.8	94.4
Total segment profit	$207.1	$203.2	$453.2	$350.9

Energy & Chemicals. Segment profit for the three and nine months ended September 30, 2018 was adversely affected by pre-tax charges totaling $46 million (or $0.30 per diluted share) and $113 million (or $0.77 per diluted share), respectively, resulting from forecast revisions for estimated cost and schedule impacts on a fixed-price downstream project.

Mining, Industrial, Infrastructure & Power. Segment profit for both the three and nine months ended September 30, 2018 benefitted from the sale of the company’s interest in a joint venture in the United Kingdom which resulted in a gain of $125 million (or $0.68 per diluted share) in both periods. However, segment profit for the three and nine months ended September 30, 2018 was adversely affected by pre-tax charges totaling $35 million (or $0.19 per diluted share) and $177 million (or $0.96 per diluted share), respectively, resulting from forecast revisions for estimated cost growth for a fixed-price, gas-fired power plant project. The revised forecast is based on the company’s assessment of the probable achievement of certain schedule milestones, which, if not achieved, could result in significant additional charges. Segment profit for the nine months ended September 30, 2017 was also adversely affected by pre-tax charges totaling $219 million (or $0.99 per diluted share) resulting from forecast revisions for estimated cost growth for three fixed-price, gas-fired power plant projects.

Segment profit for all periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. As discussed in the Notes to Consolidated Financial Statements included in the 2017 10-K, NuScale had been receiving reimbursement of up to 43 percent for certain qualified expenditures under a cooperative agreement with the U.S. Department of Energy (“DOE”) since May 2014. As of June 30, 2018, NuScale had recognized substantially all of the funding available under the initial cooperative agreement. In the third quarter of 2018, NuScale entered into an additional cost sharing agreement for $40 million under the DOE’s Office of Nuclear Energy’s U.S. Industry Opportunities for Advanced Nuclear Technology Development funding opportunity announcement. NuScale expenses included in the determination of segment profit were $18 million and $65 million for the three and nine months ended September 30, 2018, respectively, and $20 million and $53 million for the three and nine months ended September 30, 2017, respectively. NuScale expenses were reported net of qualified reimbursable expenses of $15 million and $42 million for the three and nine months periods of 2018, respectively, and $12 million and $32 million for the three and nine month periods of 2017, respectively.

FLUOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

A reconciliation of total segment profit to earnings before taxes is as follows:

	Three Months Ended		Nine Months Ended
Reconciliation of Total Segment Profit to Earnings	September 30,		September 30,
Before Taxes (in millions)	2018	2017	2018	2017
Total segment profit	$207.1	$203.2	$453.2	$350.9
Corporate general and administrative expense	(64.7)	(46.0)	(139.8)	(138.3)
Interest income (expense), net	(14.5)	(10.2)	(32.8)	(30.3)
Earnings attributable to noncontrolling interests	18.6	18.4	40.5	52.6
Earnings before taxes	$146.5	$165.4	$321.1	$234.9

Total assets by segment are as follows:

	September 30,	December 31,
Total Assets by Segment (in millions)	2018	2017
Energy & Chemicals	$1,520.3	$1,674.2
Mining, Industrial, Infrastructure & Power	1,299.1	1,067.3
Government	900.0	732.0
Diversified Services	1,875.3	2,120.4

The change in total assets for all segments primarily resulted from increases and decreases in working capital in support of project execution activities.

Total assets in the Mining, Industrial, Infrastructure & Power segment as of September 30, 2018 included accounts receivable related to two subcontracts with Westinghouse Electric Company LLC (“Westinghouse”) to manage the construction workforce at the Plant Vogtle and V.C. Summer nuclear power plant projects. On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was cancelled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of September 30, 2018 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. The company has filed mechanic’s liens in South Carolina against the property of the owner of the V.C. Summer project for amounts due for pre-petition services rendered to Westinghouse. Based on the company’s evaluation of available information, the company does not expect the close-out of these projects to have a material impact on the company’s results of operations.

FLUOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the company’s Condensed Consolidated Financial Statements and related notes and the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as adjusted (the “2017 10-K”). For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items. Except as the context otherwise requires, the terms “Fluor” or the “Registrant” as used herein are references to Fluor Corporation and its predecessors and references to the “company,” “we,” “us,” or “our” as used herein shall include Fluor Corporation, its consolidated subsidiaries and joint ventures.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made herein, including statements regarding the company’s projected revenue and earnings levels, cash flow and liquidity, new awards and backlog levels and the implementation of strategic initiatives are forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements, including disclosures which use words such as the company “believes,” “anticipates,” “expects,” “estimates” and similar statements are subject to various risks and uncertainties which could cause actual results of operations to differ materially from expectations. Factors potentially contributing to such differences include, among others:

•                  Failure to accurately estimate the cost and schedule for our contracts, resulting in cost overruns or liabilities, including those related to project delays and those caused by the performance of our clients, subcontractors, suppliers and joint venture or teaming partners;

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

Any forward-looking statements that we may make are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. Any forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements.

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

Additional information concerning these and other factors can be found in the company’s press releases and periodic filings with the Securities and Exchange Commission (“SEC”), including the discussion under the heading “Item 1A. — Risk Factors” in the 2017 10-K. These filings are available publicly on the SEC’s website at http://www.sec.gov, on the company’s website at http://investor.fluor.com or upon request from the company’s Investor Relations Department at (469) 398-7070. The company cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating the company and deciding whether to invest in its securities. Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Summary

Consolidated revenue of $4.7 billion for the three months ended September 30, 2018 decreased 6 percent compared to $4.9 billion for the three months ended September 30, 2017. Revenue declines in the Energy & Chemicals and Diversified Services segments were partially offset by revenue growth in the Mining, Industrial, Infrastructure & Power and Government segments. Consolidated revenue of $14.4 billion for the nine months ended September 30, 2018 decreased slightly compared to $14.5 billion for the nine months ended September 30, 2017. Revenue declines in the Energy & Chemicals and Mining, Industrial, Infrastructure & Power segments were partially offset by revenue growth in the Government and Diversified Services segments. The company adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” on January 1, 2018.  The impact of adoption was an increase to the company’s revenue for the three and nine months ended September 30, 2018 of $52 million and $84 million, respectively, primarily in the Energy & Chemicals segment. (See Note 3 to the Condensed Consolidated Financial Statements.)

Net earnings attributable to Fluor Corporation were $77 million and $175 million for the three and nine months ended September 30, 2018, respectively, compared to net earnings attributable to Fluor Corporation of $94 million and $131 million for the three and nine months ended September 30, 2017. During both the three and nine months ended September 30, 2018, the company recognized an after-tax gain of $97 million from the sale of the company’s interest in a joint venture in the United Kingdom. However, earnings for the three and nine months ended September 30, 2018 were adversely affected by after-tax charges totaling $70 million and $244 million, respectively, resulting from forecast revisions for estimated cost and schedule impacts at a fixed-price, gas-fired power plant project and a fixed-price downstream project. Earnings in both of the 2018 periods were also affected by reduced contributions from lower volumes in the Energy & Chemicals segment and power business line. Earnings for the nine months ended September 30, 2017 were adversely affected by after-tax charges totaling $140 million resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects, which were recognized in the first half of 2017. The impact of the adoption of ASC 606 was an increase to net earnings attributable to Fluor Corporation for the three and nine months ended September 30, 2018 of $39 million and $62 million, respectively, primarily in the Energy & Chemicals segment.

The effective tax rates for the three and nine months ended September 30, 2018 were 34.5 percent and 33.0 percent, respectively, compared to 31.7 percent and 21.8 percent for the corresponding periods of 2017. The effective rates for the three and nine months ended September 30, 2018, which reflected the lower U.S. corporate income tax rate enacted by the Tax Act, were unfavorably impacted by higher tax rates on foreign earnings and the inability to offset the losses recognized in certain jurisdictions against the income recognized in other jurisdictions. The effective rate for the nine months ended September 30, 2017 benefitted from a worthless stock deduction on an insolvent foreign subsidiary. All periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.

Diluted earnings per share of $0.55 and $1.23 for the three and nine months ended September 30, 2018, respectively, compared to $0.67 and $0.93 for the three and nine months ended September 30, 2017. Earnings per share for the three and nine months ended September 30, 2018 included a gain of $0.68 per diluted share from the sale of the joint venture interest in the U.K. but were adversely affected by charges totaling $0.49 per diluted share and $1.73 per diluted share, respectively, resulting from forecast revisions at the aforementioned power plant project and downstream project. Earnings per share for the nine months ended September 30, 2017 were adversely affected by charges totaling $0.99 per diluted share resulting from forecast revisions at three power plant projects.

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

Consolidated new awards were $9.6 billion and $17.6 billion for the three and nine months ended September 30, 2018, respectively, compared to new awards of $3.8 billion and $9.3 billion for the three and nine months ended September 30, 2017. The Mining, Industrial, Infrastructure & Power and Government segments were the major contributors to the new award activity in the first nine months of 2018. Approximately 70 percent of consolidated new awards for the nine months ended September 30, 2018 were for projects located outside of the United States compared to 58 percent for the first nine months of 2017.

Consolidated backlog as of September 30, 2018 was $34.9 billion compared to $32.9 billion as of September 30, 2017. As of September 30, 2018, approximately 63 percent of consolidated backlog related to projects outside of the United States compared to 60 percent as of September 30, 2017. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Consolidated backlog differs from the company’s remaining unsatisfied performance obligations (“RUPO”) discussed in Note 3 to the Condensed Consolidated Financial Statements. Backlog includes the amount of revenue the company expects to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue the company expects to recognize under ongoing operations and maintenance contracts with definite terms and substantive termination provisions.

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

Energy & Chemicals

Revenue and segment profit for the Energy & Chemicals segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017

Revenue	$1,902.3	$2,212.2	$5,859.8	$6,490.9
Segment profit	50.2	100.5	253.1	308.4

Revenue for the three and nine months ended September 30, 2018 decreased by 14 percent and 10 percent, respectively, compared to the corresponding periods in 2017, primarily due to reduced volume of project execution activity for several chemicals and downstream projects that were nearing completion in 2017. This revenue decline was partially offset by an increase in project execution activities for a large upstream project.

Segment profit for the three and nine months ended September 30, 2018 decreased by 50 percent and 18 percent, respectively, compared to the corresponding periods in 2017. The decreases in segment profit for the three and nine months ended September 30, 2018 resulted primarily from charges totaling $46 million and $113 million, respectively, for estimated cost and schedule impacts on a fixed-price downstream project, as well as reduced volume of project execution activities for several chemicals projects and foreign exchange losses associated with the company’s joint venture in Mexico. Segment profit in both the three and nine month periods of 2018 benefitted from the adoption of ASC 606. Segment profit for the nine months ended September 30, 2018 also benefitted from favorable close out adjustments for certain projects completed or nearing completion in the first half of 2018. Segment profit margin for the three and nine months ended September 30, 2018 was 2.6 percent and 4.3 percent, respectively, compared to 4.5 percent and 4.8 percent for the same periods in the prior year. The changes in segment profit margin in both periods were primarily due to the same factors that drove the changes in segment profit.

New awards for the three and nine months ended September 30, 2018 were $644 million and $1.9 billion, respectively, compared to $1.5 billion and $3.0 billion for the corresponding periods of 2017. Backlog of $11.4 billion as of September 30, 2018 decreased from $16.5 billion as of September 30, 2017. The reduction in backlog resulted primarily from new award activity being outpaced by work performed.

Total assets in the segment were at $1.5 billion as of September 30, 2018 compared to $1.7 billion as of December 31, 2017.

Mining, Industrial, Infrastructure & Power

Revenue and segment profit (loss) for the Mining, Industrial, Infrastructure & Power segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017

Revenue	$1,387.3	$1,339.4	$3,637.1	$3,892.7
Segment profit (loss)	100.7	37.1	(27.0)	(130.8)

Revenue for the three months ended September 30, 2018 increased by 4 percent compared to the same period in 2017. Revenue growth resulted primarily from increased project execution activity for certain existing and recently awarded mining & metals and infrastructure projects. This revenue growth was substantially offset by reduced levels of project execution activity for several power projects, including two nuclear projects that were cancelled during 2017. Revenue for the nine months ended September 30, 2018 declined by 7 percent compared to the same period in the prior year due to the reduced volume of project execution activity for the power projects discussed above, largely offset by increased levels of project execution activity in the mining & metals, infrastructure and life sciences & advance manufacturing business lines.

Segment profit for both the three and nine months ended September 30, 2018 benefitted from the sale of the company’s interest in a joint venture in the United Kingdom which resulted in a gain of $125 million in both periods. However, segment profit for the three and nine months ended September 30, 2018 was adversely affected by charges totaling $35 million and $177 million, respectively, resulting from forecast revisions for estimated cost growth at a fixed-price, gas-fired power plant project. The revised forecast is based on the company’s assessment of the probable achievement of certain schedule milestones, which, if not achieved, could result in significant additional charges. Segment profit for the nine months ended September 30, 2017 was also adversely affected by charges totaling $219 million resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects. Excluding the gain on the sale of the joint venture interest and the adverse effects of forecast revisions in both 2018 and 2017 periods, segment profit for the three and nine months ended September 30, 2018 declined when compared to the same periods of the prior year. These declines resulted primarily from the reduced volume of project execution activity for the power projects mentioned above, partially offset by the increased project execution activity for the mining & metals and infrastructure business lines, also mentioned above. Segment profit margin for the three and nine months ended September 30, 2018 was 7.3 percent and (0.7) percent, respectively, compared to 2.8 percent and (3.4) percent for the same periods in the prior year. Segment profit margins were affected by the same factors that impacted segment profit.

The Mining, Industrial, Infrastructure & Power segment includes the operations of NuScale, which are primarily research and development activities. NuScale expenses, net of qualified reimbursable expenses, included in the determination of segment profit, were $18 million and $65 million for the three and nine months ended September 30, 2018, respectively, compared to $20 million and $53 million for the three and nine months ended September 30, 2017, respectively.

New awards for the three and nine months ended September 30, 2018 were $5.4 billion and $10.3 billion, respectively, compared to $1.7 billion and $3.4 billion for the corresponding periods of 2017. New awards in the current quarter included a copper project in the south of Peru and an international bridge project in Canada. Backlog increased to $16.5 billion as of September 30, 2018 compared to $10.1 billion as of September 30, 2017 primarily due to the new awards discussed above.

Total assets in the Mining, Industrial, Infrastructure & Power segment were $1.3 billion as of September 30, 2018 compared to $1.1 billion as of December 31, 2017.

Total assets in the Mining, Industrial, Infrastructure & Power segment as of September 30, 2018 included accounts receivable related to the two subcontracts with Westinghouse to manage the construction workforce at the Plant Vogtle and V.C. Summer nuclear power plant projects. On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was cancelled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of September 30, 2018 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. See Note 17 to the Condensed Consolidated Financial Statements.

Government

Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017

Revenue	$780.9	$766.0	$2,971.4	$2,275.4
Segment profit	32.0	30.2	155.3	78.9

Revenue for the three and nine months ended September 30, 2018 increased 2 percent and 31 percent, respectively, compared to the same periods in 2017. An increase in hurricane relief efforts for the Federal Emergency Management Agency (“FEMA”) contributed to the revenue growth in both the three and nine month periods. However, the revenue growth in the nine month period was substantially driven by project execution activities for a power restoration project in Puerto Rico, which commenced in the fourth quarter of 2017 and was substantially completed in the first half of 2018. The revenue increases in both the three and nine month periods were partially offset by lower revenues resulting from the substantial completion of the Paducah Gaseous Diffusion Plant project in late 2017.

Segment profit for the three and nine months ended September 30, 2018 increased 6 percent and 97 percent, respectively, when compared to the same periods in 2017. Segment profit margin for the three and nine months ended September 30, 2018 was 4.1 percent and 5.2 percent, respectively, compared to 3.9 percent and 3.5 percent for the same periods in the prior year. The increases in segment profit and segment profit margin for both periods were primarily driven by the same factors that drove the increases in revenue discussed above.

New awards for the three and nine months ended September 30, 2018 were $3.3 billion and $4.1 billion compared to $234 million and $1.5 billion for the same periods in the prior year. New awards for the current quarter included a five-year extension of the management and operating contract of the Strategic Petroleum Reserve, a thirty-month extension at the Portsmouth Gaseous Diffusion Plant site and a one-year extension at the Savannah River site. Backlog was $5.1 billion as of September 30, 2018 compared to $3.6 billion as of September 30, 2017. The increase in backlog primarily resulted from new award activity outpacing work performed on several multi-year decommissioning and cleanup projects. Total backlog included $3.3 billion and $1.0 billion of unfunded government contracts as of September 30, 2018 and 2017, respectively.

Total assets in the Government segment were $900 million as of September 30, 2018 compared to $732 million as of December 31, 2017. The increase in total assets primarily resulted from increased working capital in support of project execution activities, including the power restoration project in Puerto Rico.

Diversified Services

Revenue and segment profit for the Diversified Services segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017

Revenue	$587.5	$624.0	$1,897.2	$1,834.6
Segment profit	24.2	35.4	71.8	94.4

Revenue for the three months ended September 30, 2018 decreased by 6 percent compared to the same period in 2017, primarily due to the cancellation of a large operations and maintenance project in North America and lower volumes in the equipment business. Revenue for the nine months ended September 30, 2018 increased by 3 percent compared to the same period in 2017, primarily due to revenue growth from Stork operations in Latin America and higher volumes in the staffing business, which were partially offset by the revenue decline from the cancellation of the large operations and maintenance project discussed above.

Segment profit for the three and nine months ended September 30, 2018 decreased by 32 percent and 24 percent, respectively, compared to the corresponding periods in 2017, primarily due to the cancellation of the operations and maintenance project in North America and lower contributions from the equipment business in Canada. Segment profit margin for the three and nine months ended September 30, 2018 was 4.1 percent and 3.8 percent, respectively, compared to 5.7 percent and 5.1 percent for the same periods of 2017. The decrease in segment profit margin during both periods was primarily due to the same factors affecting segment profit.

New awards in the Diversified Services segment for the three and nine months ended September 30, 2018 were $336 million and $1.3 billion compared to $338 million and $1.4 billion for the corresponding periods of 2017. Backlog of $2.0 billion as of September 30, 2018 decreased from $2.7 billion as of September 30, 2017. The reduction in backlog resulted from scope changes on certain power services projects and the cancellation of the large operations and maintenance project in North America. The equipment and temporary staffing businesses do not report backlog or new awards.

Total assets in the Diversified Services segment were $1.9 billion as of September 30, 2018 compared to $2.1 billion as of December 31, 2017.

Other

Corporate general and administrative expense for the three and nine months ended September 30, 2018 was $65 million and $140 million, respectively, compared to $46 million and $138 million for the three and nine months ended September 30, 2017. The increase in corporate general and administrative expense during the three months ended September 30, 2018 was primarily attributable to a partial pension settlement charge of $19 million (discussed in Note 10 to the Condensed Consolidated Financial Statements). The slight increase in corporate general and administrative expense during the nine months ended September 30, 2018 was primarily attributable to a partial pension settlement charge of $21 million, offset by foreign currency exchange gains in the 2018 period compared to foreign currency exchange losses in the 2017 period. Net interest expense was $15 million and $33 million for the three and nine months ended September 30, 2018, respectively, compared to $10 million and $30 million during the corresponding periods of 2017. The increase in 2018 was primarily due to the payment of a “make-whole” premium associated with the redemption of the $500 million 3.375% Senior Notes in September 2018 (discussed in Note 11 to the

Condensed Consolidated Financial Statements). Income tax expense for the three and nine months ended September 30, 2018 and 2017 is discussed above under “— Summary.”

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LITIGATION AND MATTERS IN DISPUTE RESOLUTION

See Note 14 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets including the use of commercial paper. The company has both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity and substantial cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s financial strategy and consistent performance have earned it strong credit ratings, resulting in a competitive advantage and continued access to the capital markets. As of September 30, 2018, the company was in compliance with all the financial covenants related to its debt agreements.

Cash Flows

Cash and cash equivalents were $1.7 billion as of September 30, 2018 compared to $1.8 billion as of December 31, 2017. Cash and cash equivalents combined with current and noncurrent marketable securities were $1.9 billion as of September 30, 2018 and $2.1 billion as of December 31, 2017. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. Non-U.S. cash and cash equivalents amounted to $916 million and $919 million as of September 30, 2018 and December 31, 2017, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.

In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $511 million and $516 million as of September 30, 2018 and December 31, 2017, respectively, as reflected on the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $893 million and $874 million as of September 30, 2018 and December 31, 2017, respectively, and is presented as “Contract liabilities” on the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of September 30, 2018 and December 31, 2017 and, as a result, has appropriately reflected the tax impact on foreign earnings in deferred taxes.

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

The company’s working capital accounts as of September 30, 2018 reflect the adoption of ASC 606. (See Note 3 to the Condensed Consolidated Financial Statements). Excluding the non-cash impact of adopting ASC 606, working capital increased primarily due to an increase in accounts receivable and a decrease in contract liabilities partially offset by an increase in accounts payable during the nine months ended September 30, 2018. Specific factors related to these drivers include:

•                  An increase in accounts receivable, primarily driven by project execution activities in the Government segment for the power restoration project in Puerto Rico.

•                  A decrease in contract liabilities in the Energy & Chemicals segment, which resulted primarily from normal project execution activities on several large projects.

•                  Increases in accounts payable in the Mining, Industrial, Infrastructure & Power segment which resulted from normal invoicing activities.

During the nine months ended September 30, 2017, working capital declined primarily due to decreases in accounts receivable and contract assets and an increase in contract liabilities, partially offset by a decrease in accounts payable and an increase in prepaid income taxes. Specific factors related to these drivers include:

•                  A decrease in accounts receivable, primarily related to collections from an Energy & Chemicals joint venture project in the United States.

•                  A decrease in contract assets in the Energy & Chemicals segment, which resulted primarily from normal project execution activities.

•                  A decrease in accounts payable in the Energy & Chemicals segment, which resulted primarily from normal invoicing and payment activities.

•                  Increases in contract liabilities for both the Energy & Chemicals and Mining, Industrial, Infrastructure & Power segments, which resulted primarily from normal project execution activities.

Cash utilized by operating activities was $11 million for the nine months ended September 30, 2018 compared to cash provided by operating activities of $551 million for the corresponding period of the prior year. The decrease in cash from operating activities resulted primarily from declines in net working capital inflows.

The company contributed $43 million and $13 million into its defined benefit pension plans during the nine months ended September 30, 2018 and 2017, respectively. Contributions during the first nine months of 2018 included additional funding required to execute a buy-in policy contract with an insurance company to fully insure the benefits of the plan in the United Kingdom. The company currently expects to contribute approximately $45 million to $50 million into its defined benefit pension plans during 2018, which is expected to be in excess of the minimum funding required. The company does not anticipate any further material contributions to the U.K. plan.

As discussed in the 2017 10-K, NuScale had been receiving reimbursement of up to 43 percent for certain qualified expenditures under a cooperative agreement with the U.S. Department of Energy (“DOE”) since May 2014. As of June 30, 2018, NuScale had recognized substantially all of the funding available under the initial cooperative agreement. In the third quarter of 2018, NuScale entered into an additional cost sharing agreement for $40 million under the DOE’s Office of Nuclear Energy’s U.S. Industry Opportunities for Advanced Nuclear Technology Development funding opportunity announcement. NuScale expenses included in the determination of segment profit were $18 million and $65 million for the three and nine months ended September 30, 2018, respectively, and $20 million and $53 million for the three and nine months ended September 30, 2017, respectively. NuScale expenses were reported net of qualified reimbursable expenses of $15 million and $42 million for the three and nine months periods of 2018, respectively, and $12 million and $32 million for the three and nine month periods of 2017, respectively.

Investing Activities

Cash utilized by investing activities amounted to $72 million and $456 million for the nine months ended September 30, 2018 and 2017, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; and investments in partnerships and joint ventures.

The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments may include money market funds which invest in U.S. Government-related securities, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the nine months ended September 30, 2018, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $29 million. During the nine months ended September 30, 2017, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $54 million. The company held combined current and noncurrent marketable securities of $243 million and $275 million as of September 30, 2018 and December 31, 2017, respectively.

Capital expenditures of $149 million and $216 million for the nine months ended September 30, 2018 and 2017, respectively, primarily related to construction equipment associated with equipment operations in the Diversified Services segment, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $61 million and $56 million during the nine months ended September 30, 2018 and 2017, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Diversified Services segment.

Investments in unconsolidated partnerships and joint ventures were $34 million and $242 million during the nine months ended September 30, 2018 and 2017, respectively. Investments during the nine months ended September 30, 2017 included capital contributions to an Energy & Chemicals joint venture in the United States.

In September 2018, the company sold its interest in a joint venture in the United Kingdom which resulted in a gain of $125 million during the third quarter. In October 2018, the company received proceeds of $125 million, net of expenses, related to the sale of this joint venture.

Financing Activities

Cash utilized by financing activities of $8 million and $160 million during the nine months ended September 30, 2018 and 2017, respectively, included company dividend payments to stockholders, proceeds from the issuance of senior notes and commercial paper, repayments of debt and borrowings under revolving lines of credit, and distributions paid to holders of noncontrolling interests.

Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2017 were paid in the first quarter of 2018. Quarterly cash dividends of $0.21 per share were declared in the third quarter of 2018 and 2017. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

During the nine months ended September 30, 2018, the company issued commercial paper to meet its short-term liquidity needs. Approximately $25 million in commercial paper was outstanding as of September 30, 2018 with a weighted average interest rate of 2.45%. All of the company’s outstanding commercial paper was repaid in October 2018.

In August 2018, the company issued $600 million of 4.250% Senior Notes (the “2018 Notes”) due September 15, 2028 and received proceeds of $595 million, net of underwriting discounts. Interest on the 2018 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2019. Prior to June 15, 2028, the company may redeem the 2018 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. On or after June 15, 2028, the company may redeem the 2018 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

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

For the 2018 Notes, the 2016 Notes and the 2014 Notes, if a change of control triggering event occurs, as defined by the terms of the respective indentures, the company will be required to offer to purchase the applicable notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of redemption. The company is generally not limited under the indentures governing the 2018 Notes, the 2016 Notes and the 2014 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions. The company may, from time to time, repurchase the 2018 Notes, the 2016 Notes and the 2014 Notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as deemed appropriate.

In September 2018, the company used a portion of the proceeds from the 2018 Notes to fully redeem its $500 million 3.375% Senior Notes (the “2011 Notes”) due September 15, 2021. The redemption price of $503 million was equal to 100 percent of the principal amount of the 2011 Notes plus a “make-whole” premium of $3 million.

In the first quarter of 2017, the company repaid $53 million of outstanding borrowings under a €125 million Revolving Credit Facility that expired in April 2017.

Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $35 million and $24 million during the nine months ended September 30, 2018 and 2017, respectively. Distributions in 2018 and 2017 primarily related to three transportation joint venture projects in the United States.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the nine months ended September 30, 2018, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $59 million, of which $33 million related to cash held by foreign subsidiaries. During the nine months ended September 30, 2017, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $101 million, of which $42 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of September 30, 2018, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of September 30, 2018, letters of credit and borrowings totaling $1.6 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. Surety bonds may be used as an alternative to letters of credit.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $15 billion as of September 30, 2018. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of September 30, 2018 and December 31, 2017 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to market risk in the first nine months of 2018. Accordingly, the disclosures provided in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as adjusted (the “2017 10-K”), remain current.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLUOR CORPORATION

CHANGES IN CONSOLIDATED BACKLOG

UNAUDITED

	Three Months Ended
	September 30,
(in millions)	2018	2017
Backlog — beginning of period	$29,324.0	$37,570.5
New awards	9,644.1	3,822.9
Adjustments and cancellations, net(1)	472.1	(3,659.2)
Work performed	(4,541.8)	(4,819.0)
Backlog — end of period	$34,898.4	$32,915.2

	Nine Months Ended
	September 30,
(in millions)	2018	2017
Backlog — beginning of period	$30,915.4	$45,011.9
New awards	17,562.6	9,331.0
Adjustments and cancellations, net(2)	430.6	(7,265.4)
Work performed	(14,010.2)	(14,162.3)
Backlog — end of period	$34,898.4	$32,915.2

(1)         Adjustments and cancellations, net during the three months ended September 30, 2017 resulted primarily from the removal of the Plant Vogtle nuclear power plant project from backlog.

(2)         Adjustments and cancellations, net during the nine months ended September 30, 2018 included an adjustment to increase backlog as a result of the adoption of ASC Topic 606, “Revenue from Contracts with Customers,” on January 1, 2018, and other project scope adjustments and cancellations. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a further discussion of the adoption of ASC Topic 606.

Adjustments and cancellations, net during the nine months ended September 30, 2017 resulted primarily from the removal of the Plant Vogtle and V.C. Summer nuclear power plant projects from backlog, an adjustment to limit the contractual term of the Magnox RSRL Project to a five year term ending in August 2019 and exchange rate fluctuations.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

As part of our normal business activities, we are party to a number of legal proceedings and other matters in various stages of development. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. We disclose material pending legal proceedings pursuant to SEC rules and other pending matters as we may determine to be appropriate.

For information on matters in dispute, see Note 14 to the Consolidated Financial Statements included in the 2017 10-K, and Note 14 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this report.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in the 2017 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)                          The following table provides information about purchases by the company during the quarter ended September 30, 2018 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (1)

July 1, 2018 — July 31, 2018	—	$—	—	11,610,219

August 1, 2018 — August 31, 2018	—	—	—	11,610,219

September 1, 2018 — September 30, 2018	—	—	—	11,610,219

Total	—	$—	—

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

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report.

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

4.6

Fifth Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of August 29, 2018 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 29, 2018).

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

10.25

Form of Restricted Stock Unit Agreement granted to directors (2018 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q filed on August 2, 2018).

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

10.32

Amendment No. 1, dated as of August 20, 2018, to $1,800,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 23, 2018).

10.33

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

10.34

Amendment No. 1, dated as of August 20, 2018, to $1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on August 23, 2018).

31.1	Certification of Chief Executive Officer of Fluor Corporation.*

31.2	Certification of Chief Financial Officer of Fluor Corporation.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

95	Mine Safety Disclosures.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*                                         New exhibit filed with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2018 and 2017, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017, and (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 1, 2018	/s/ Bruce A. Stanski
Bruce A. Stanski
Executive Vice President and Chief Financial Officer

Date:	November 1, 2018	/s/ Robin K. Chopra
Robin K. Chopra
Senior Vice President and Controller (Chief Accounting Officer)