Form 10-K
period 2018-12-31
FLUOR CORP
filed 2019-02-21
CIK 1124198

FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of June 29, 2018, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $6.8 billion based on the closing sale price as reported on the New York Stock Exchange.
As of February 19, 2019, 139,577,519 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2019	Part III

FLUOR CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2018

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
Due to known and unknown risks, our actual results may differ materially from our expectations or projections. While most risks affect only future cost or revenue anticipated by us, some risks may relate to accruals that have already been reflected in earnings. Our failure to receive payments of accrued amounts or the incurrence of liabilities in excess of amounts previously recognized could result in a charge against future earnings. As a result, the reader is cautioned to recognize and consider the inherently uncertain nature of forward-looking statements and not to place undue reliance on them.
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
Fluor Corporation is a holding company that owns the stock of a number of subsidiaries, as well as interests in joint ventures. Acting through these entities, we are one of the largest professional services firms providing engineering, procurement, construction, fabrication and modularization, operations, maintenance and asset integrity, as well as project management services, on a global basis. We are an integrated solutions provider for our clients in a diverse set of industries worldwide including oil and gas, chemicals and petrochemicals, mining and metals, transportation, power, life sciences and advanced manufacturing. We are also a service provider to the U.S. federal government and governments abroad; and, we perform operations, maintenance and asset integrity activities globally for major industrial clients.
Our business is divided into four principal segments. The four segments are: Energy & Chemicals; Mining, Industrial, Infrastructure & Power; Diversified Services; and Government. Fluor Constructors International, Inc., which is organized and operates separately from the rest of our business, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects in each of our segments.
Competitive Strengths
As a world-class integrated solutions provider of engineering, procurement, construction, fabrication and modularization, operations, maintenance and asset integrity, and project management services, we believe that our business model allows us the opportunity to bring to our clients on a global basis capital efficient business offerings that combine excellence in execution, safety, cost containment and experience. In that regard, we believe that our business strategies, which are based on certain of our core competencies, provide us with some significant competitive advantages:
Excellence in Execution. We believe that our ability to execute, maintain and manage complex projects, often in geographically challenging locations, gives us a distinct competitive advantage. We strive to complete our projects meeting or exceeding all client specifications. In an increasingly competitive environment, we are also continually emphasizing cost and schedule controls so that we meet our clients’ performance requirements as well as their schedule and budgetary needs. We have also begun a shift toward data-driven execution, which we expect will serve to increase our ability to meet our clients' needs. That shift includes the creation of predictive analytics systems to diagnose, monitor and measure the status of projects from inception to completion. These systems can help predict critical project outcomes and provide early insights into the health of projects.
Financial Strength. We believe that we are among the most financially sound companies in our industry. We strive to maintain a solid financial condition, placing an emphasis on having a strong balance sheet and an investment grade credit rating. Our financial strength provides us a valuable competitive advantage in terms of access to surety bonding capacity and letters of credit which are critical to our business. Our strong balance sheet also allows us to fund our strategic initiatives, pay dividends, repurchase stock, pursue opportunities for growth and better manage unanticipated cash flow variations.
Safety. One of our core values is our constant focus on safety. The maintenance of a safe and secure workplace is a key business driver for us and our clients. In the areas in which we provide our services, we strive to deliver excellent safety performance. In our experience, whether in an office or at a job-site, a safe environment decreases risks, assures a proper environment for all workers, enhances their morale and improves their productivity, reduces project cost and generally improves client relations. We believe that our commitment to safety is one of our most distinguishing features.
Global Execution Platform. As one of the largest U.S.-based, publicly-traded engineering, procurement, construction, fabrication, operations, maintenance and asset integrity companies, we have a global footprint with employees situated throughout the world. Our global presence allows us to build local relationships that permit us to capitalize on opportunities near these locations. We believe it also allows us to mobilize quickly to project sites around the world and to draw on our local knowledge and talent pools. In many of the countries where we work, clients are requiring more local content in their projects by mandating use of in-country talent and procurement of in-country goods and services. To meet these challenges, we continue to establish local offices, form strategic alliances with local partners, leverage our supply chain expertise and emphasize local training programs. We also continue to expand the scope of services in our distributed execution centers where we can continue to provide superior services on a cost-efficient basis.
Integrated Solutions. Through our integrated solutions offering, we can deliver to clients our broad range of services and offerings in an integrated package. This approach spans the entire lifecycle of a project — from initial scoping and front-end engineering to construction, fabrication, equipment and supply chain to post-completion operations, maintenance and asset integrity — thereby allowing us to bring our full breadth of resources to better solve client challenges and create opportunities. Our integrated solutions approach can allow us to exercise better overall control of a project, in collaboration with our clients, which in turn can result in more predictable and profitable results while enhancing the value, safety and efficiencies we can bring to a project. We believe we are one of the few industry players who have the capability to deliver integrated solutions to our clients, which we believe is a clear differentiator for us.
Market Diversity. The company serves multiple markets across a broad spectrum of industries around the globe. We feel that our market diversity is a key strength of our company that helps to mitigate the impact of the cyclicality in the markets we serve. Just as important, our concentrated attention on market diversification should allow us to achieve more consistent growth and deliver solid returns. We believe that our continued strategy of maintaining a good mixture within our entire business portfolio permits us to both focus on our more stable business markets and to capitalize on developing our cyclical markets when the timing is appropriate.
Client Relationships. Our culture is based on putting the client at the center of everything we do. We actively pursue relationships with new clients while at the same time building on our long-term relationships with existing clients. We continue to believe that long-term relationships with existing, sometimes decades-old, clients serves us well by allowing us to better understand and be more responsive to their requirements. Regardless of whether our clients are new or have been with us for many years, our ability to successfully foster relationships is a key driver to the success of our business.
Risk Management. We believe that our ability to assess, understand, gauge, mitigate and manage project risk, especially in difficult locations or circumstances or in a complicated contracting environment, provides us with a proven ability to deliver the project certainty our clients demand. We have an experienced management team, and utilize a systematic and disciplined approach towards managing risks. We believe that our comprehensive risk management approach allows us to better control costs and schedule, which in turn leads to clients who are satisfied with the delivered product.

General Operations
Our services fall into six broad categories: engineering and design; procurement; construction; fabrication and modularization; operations, maintenance and asset integrity; and project management. We offer these services both independently as well as through our integrated solutions offerings. Our services can range from basic consulting activities, often at the early stages of a project, to complete design-build, operations and maintenance contracts.

•
In engineering and design, we develop solutions to address our clients’ most complex problems. Our engineering services range from traditional engineering disciplines such as piping, mechanical, electrical, control systems, civil, structural and architectural to advanced engineering specialties including process engineering, chemical engineering, simulation, enterprise integration, integrated automation processes and interactive 3-D modeling. Through our design solutions, we can provide clients with a varied group of service offerings which can include front-end engineering, conceptual design, estimating, feasibility studies, permitting, process simulation, technology and licensing evaluation, scope definition and siting. Our engineering and design solutions are intended to align each project’s function, scope, cost and schedule in concert with client objectives in order to best optimize project success.

•
Our procurement organization offers traditional procurement services as well as supply chain solutions aimed at improving product quality and performance while also reducing project cost and schedule. Our clients can benefit from our global sourcing and supply expertise, global purchasing power, technical knowledge, processes, systems and experienced global resources. Our procurement activities include strategic sourcing, material management, contracts management, buying, expediting, supplier quality inspection and logistics.

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

•
We also provide a variety of fabrication and modularization services, including integrated engineering and modular fabrication and assembly, as well as modular construction and asset support services to clients around the globe from our joint venture yards in China and Mexico. By operating self-perform fabrication yards in key regions of the world, our off-site fabrication solutions can help our clients achieve cost and schedule savings by reducing on-site craft needs and shifting work to inherently safer and more controlled work environments.

•
We offer operations, maintenance and asset integrity services intended to improve the performance and extend the life of our clients’ facilities. Diversified services include the delivery of total maintenance services, facility management, plant readiness, commissioning, start-up and maintenance technology, small capital projects, and turnaround and outage services, all on a global basis. Among other things, we can provide key management, staffing and management skills as well as equipment, tools and fleet services to clients on-site at their facilities. Our diversified services activities also include routine and outage/turnaround maintenance services, general maintenance and asset management, emissions reduction technologies and services, and restorative, repair, predictive and prevention services.

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

Our four principal business segments are described below.
Energy & Chemicals
Our Energy & Chemicals segment focuses on opportunities in the upstream, midstream, downstream, chemical, petrochemical, offshore and onshore oil and gas production, liquefied natural gas and pipeline markets. We have long served a broad spectrum of industries as an integrated solutions provider offering a full range of design, engineering, procurement, construction, fabrication and project management services. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies that have the global strength and experience to perform extremely large projects in difficult locations. As the locations of large scale energy and chemicals projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength, global reach, experience and track record to manage their complex projects.
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
In the upstream sector, our clients need to develop additional and new sources of supply. Our typical projects in the upstream sector revolve around the production, processing and transporting of oil and gas resources, including the development of infrastructure associated with major new fields and pipelines, as well as liquefied natural gas (LNG) projects. We are also involved in offshore production facilities and in conventional and unconventional gas projects in various geographic locations.
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
We have been very active for several years in the chemicals and petrochemicals market, with major projects involving the expansion of ethylene-based derivatives. The most active markets have been in the United States, Middle East and Asia, where there is significant demand for chemical products.
Mining, Industrial, Infrastructure & Power
The Mining, Industrial, Infrastructure & Power segment provides design, engineering, procurement, construction and project management services to the mining and metals, transportation, life sciences, advanced manufacturing and power sectors.
In mining and metals, we provide a full range of services to our clients who produce a variety of commodities, including bauxite, copper, gold, iron ore, diamond, nickel, alumina, aluminum and phosphates. Our services include conceptual and feasibility studies through detailed engineering, design, procurement, construction, commissioning and startup support. Many of these opportunities are being developed in remote and logistically challenging environments, such as the Andes Mountains, Western Australia and Africa. We believe we are one of the few companies with the size, regional presence and experience to execute large scale mining and metals projects in these difficult and remote locations. In the first quarter of 2018, mining and metals moved from the Energy & Chemicals business segment to the Mining, Industrial, Infrastructure & Power business segment to align with how these business segments are managed.
In infrastructure, we are an industry leader in developing projects for both domestic and international governments, such as roads, highways, bridges and rail, with particular interest in large, complex projects. We provide a broad range of services including consulting, design, planning, financial structuring, engineering and construction. We also provide long-term operation and maintenance services for transit and highway projects. Our projects may involve the use of public/private partnerships, which allow us to develop and finance deals in concert with public entities for projects such as toll roads and rail lines that would not have otherwise been undertaken, had only public funding been available. The replacement and expansion of aging infrastructure in developed countries continues to drive project opportunities on a global basis, as well as the need for new infrastructure in emerging countries.
For the advanced manufacturing market, we provide design, engineering, procurement, construction and construction management services to a wide variety of industries on a global basis. We specialize in designing projects that incorporate lean manufacturing concepts while also satisfying client sustainability goals. Our experience spans a wide variety of market segments ranging from traditional manufacturing to advanced technology projects.
In life sciences, we provide design, engineering, procurement, construction and construction management services to the pharmaceutical and biotechnology industries. We also specialize in providing validation and commissioning services where we not only bring new facilities into production, but we also keep existing facilities operating. We believe the ability to complete projects on a large scale basis, especially in a business where time to market is critical, allows us to better serve our clients and is a key competitive advantage.
In the power market, we offer a full range of services to the renewables, fossil fuel and nuclear markets. Our offering includes engineering, procurement, construction, program management, startup and commissioning and technical services. We seek to provide these services to a broad array of utilities, independent power producers, original equipment manufacturers and other third parties. During 2018, we exited the fixed-price gas-fired power market in the United States.

We continue to invest in NuScale Power, LLC (“NuScale”), a small modular nuclear reactor (“SMR”) technology company. NuScale is a leader in the development of light water, passively safe SMRs, which we believe will provide us with significant future project opportunities. NuScale has submitted its design certification application to the U.S. Nuclear Regulatory Commission, a major step towards the eventual construction of the first SMR nuclear power facility. We expect the application to be approved on or before January 2021.
In the first quarter of 2019, services provided to the commercial nuclear market, as well as NuScale, will be moved from the Mining, Industrial, Infrastructure & Power business segment to the Government business segment to align with the manner in which the chief executive officer intends to manage the business and allocate resources in 2019 and to better reflect the interaction of the commercial and government nuclear markets.
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
We provide site management, environmental remediation, decommissioning, engineering and construction services and have been very successful in addressing the myriad environmental and regulatory challenges associated with legacy and operational nuclear sites. We are an industry leader in nuclear remediation at governmental facilities. We also provide safe, dependable and value-added nuclear operation services for the U.S. Department of Energy and international governments where we have brought our commercial operations and program management expertise to government clients to operate large nuclear processing facilities and help stabilize substantial quantities of high-level, hazardous nuclear materials. We also manage the processing of low-level and high-level radioactive waste as well as development plans for on-site or off-site safe disposal of nuclear waste.
The Government segment also provides engineering and construction services, logistics and life-support, as well as contingency operations support, to the defense sector. We support military logistical and infrastructure needs around the world. Specifically, we provide life-support, engineering, procurement, construction and logistical augmentation services to the U.S. military and coalition forces in various international locations, with a primary focus on the U.S. military-related activities in contested areas globally, and more specifically in Afghanistan and Africa. Because of our strong network of global resources, we believe we are well-situated to efficiently and rapidly mobilize the resources necessary for worldwide defense operations, even in the most remote and difficult locations, to both traditional and U.S. government classified clients around the world.
In combination with our subsidiary, Fluor Federal Solutions, we are a leading provider of outsourced services to the U.S. government. We provide operations, maintenance and construction services at military bases and education and training services through Job Corps programs to the U.S. Department of Labor. In addition, we provide construction services to new and existing facilities for other U.S. government agencies, the intelligence community and in support of foreign military sales programs.
The company is also providing support to the U.S. Department of Homeland Security. We are particularly involved in supporting the U.S. government’s rapid response capabilities to address security issues and disaster relief, the latter primarily through our long-standing relationship with the Federal Emergency Management Agency and in support of the Army Corps of Engineers.
Diversified Services
The Diversified Services segment provides a wide array of asset services, asset integrity services, equipment solutions and staffing services. These services are provided around the world during both the project delivery phase as well as to new or existing production assets.
Through our subsidiary, Stork, we provide asset services and asset integrity services to the oil and gas, chemicals, life sciences, power, mining and metals, consumer products and manufacturing industries. We focus on asset management solutions, as well as providing asset services in diverse areas such as electrical and instrumentation, fabric maintenance, mechanical and piping. We also provide asset integrity services, including new asset readiness solutions, inspection of existing assets, and asset turnaround and modification solutions. This business, driven by annual operating expenditures, often benefits from large projects that originate in another of our segments which can lead to long-term operations or maintenance opportunities. Conversely, our long-term maintenance contracts can lead to larger capital projects for our other business segments when those needs arise. Our goal is to help clients improve the performance of their assets, including late-life management solutions.
Diversified Services also includes Site Services® and fleet management services through AMECO®. AMECO provides integrated construction equipment, tool, scaffolding and fleet service solutions to the company and third party clients in a focused amount of locations around the world for construction projects and client production assets.

Staffing services, also part of Diversified Services, are provided through TRS Staffing Solutions®. TRS is a global enterprise of staffing specialists that provides the company and third party clients with technical, professional and craft resources either on a contract or permanent placement basis.
Other Matters
Backlog
Backlog represents the total amount of revenues we expect to record in the future based upon contracts that have been awarded to us. Backlog is stated in terms of gross revenues and may include significant estimated amounts of third-party, subcontracted and pass-through costs.
Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. The following table sets forth the consolidated backlog of the company's segments at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in millions)
Energy & Chemicals	$17,834	$15,113
Mining, Industrial, Infrastructure & Power	15,254	9,580
Government(1)	4,586	3,771
Diversified Services(2)	2,283	2,451
Total(3)	$39,957	$30,915
_______________________________________________________________________________

(1)
U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. With respect to backlog in our Government segment, if a contract covers multiple years, we include the full contract award, whether funded or unfunded, excluding option periods. As of December 31, 2018 and 2017, total backlog includes $2.9 billion and $741 million, respectively, of unfunded government contracts. For our contingency operations, we include only those amounts for which specific task orders have been awarded.

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

(3)	For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog.
The following table sets forth our consolidated backlog at December 31, 2018 and 2017 by region:

	December 31, 2018	December 31, 2017
	(in millions)
United States	$11,737	$12,908
Asia Pacific (including Australia)	2,710	1,664
Europe, Africa and Middle East	9,305	13,420
The Americas (excluding the United States)	16,205	2,923
Total	$39,957	$30,915
Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog denominated in foreign currencies is measured using average exchange rates. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict the portion of our December 31, 2018 backlog estimated to be performed annually subsequent to 2019. Accordingly, backlog is not necessarily indicative of future earnings or revenues and no assurances can be provided that we will ultimately realize on our backlog.

The following table sets forth our changes in consolidated backlog in each year to reach ending backlog at December 31, 2018 and 2017:

	2018	2017
	(in millions)
Backlog at beginning of year	$30,915	$45,012
New awards	27,672	12,566
Adjustments and cancellations, net(1)	90	(7,597)
Work performed	(18,720)	(19,066)
Backlog at end of year	$39,957	$30,915
_______________________________________________________________________________

(1)
Adjustments and cancellations, net during 2018 included an adjustment to increase backlog as a result of the adoption of Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers," on January 1, 2018, and other project scope adjustments and cancellations. See "3. Revenue Recognition" in the Notes to Consolidated Financial Statements for a further discussion of the adoption of ASC Topic 606. Adjustments and cancellations, net during 2017 resulted primarily from the removal of two Westinghouse nuclear power plant projects from backlog, an adjustment to limit the contractual term of the Magnox RSRL Project to a five year term ending in August 2019 and exchange rate fluctuations.

In 2019, we expect to perform approximately 40 percent of our total backlog reported as of December 31, 2018. In comparison, during the last three years we expected to annually perform an average of 44 percent of our total year-end backlog in the subsequent fiscal year.
For additional information with respect to our backlog, please see "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations," below.
Types of Contracts
While the basic terms and conditions of the contracts that we perform may vary considerably, generally we perform our work under two types of contracts: (a) reimbursable contracts and (b) fixed-price, lump-sum or guaranteed maximum contracts. In some markets, we are seeing "hybrid" contracts containing both fixed-price and reimbursable elements. As of December 31, 2018, the following table breaks down the percentage and amount of revenue associated with these types of contracts for our existing backlog:

	December 31, 2018
	(in millions)	(percentage)
Reimbursable	$21,098	53%
Fixed-Price, Lump-Sum and Guaranteed Maximum	$18,859	47%
In accordance with industry practice, most of our contracts, including those with the U.S. government are subject to termination at the discretion of our client. In such situations, our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs.
Under reimbursable contracts, the client reimburses us based upon negotiated rates and pays us a pre-determined or fixed fee, or a fee based upon a percentage of the cost incurred in completing the project. Our profit may be in the form of a fee, a simple markup applied to labor cost incurred in performing the contract, or a combination of the two. The fee element may also vary. The fee may be an incentive fee based upon achieving certain performance factors, milestones or targets; it may be a fixed amount in the contract; or it may be based upon a percentage of the cost incurred.
Our Government segment, primarily acting as a prime contractor or a major subcontractor for a number of government programs, generally performs its services under reimbursable contracts subject to applicable statutes and regulations. In many cases, these contracts include incentive fee arrangements. The programs in question often take many years to complete and may be implemented by the award of many different contracts. Some of our government contracts are known as indefinite delivery indefinite quantity (“IDIQ”) agreements. Under these arrangements, we work closely with the government to define the scope and amount of work required based upon an estimate of the maximum amount that the government desires to spend. While the scope is often not initially fully defined or does not require any specific amount of work, once the project scope is determined, additional work may be awarded to us without the need for further competitive bidding.

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
Competition
We are one of the world’s largest providers of engineering, procurement, construction, fabrication and modularization, operations, maintenance and asset integrity, and project management services. The markets served by our business are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as AECOM, Bechtel Group, Inc., EMCOR Group, Inc., Jacobs Engineering Group, Inc., KBR, Inc., Kiewit Corporation, Granite Construction, Inc. and Quanta Services, Inc., and international-based companies such as ACS Actividades de Construccion y Servicios, Balfour Beatty plc, Chiyoda Corporation, Hyundai Engineering & Construction Company, Ltd., JGC Corporation, McDermott International, Inc., Petrofac Limited, SNC-Lavalin Group, Inc., Samsung Engineering, Stantec Inc., TechnipFMC plc, Wood Group plc, and WorleyParsons Limited.
In the engineering, procurement, fabrication and construction arena, which is served by our Energy & Chemicals, Mining, Industrial, Infrastructure & Power, and Government segments, competition is based on an ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. We believe our engineering, procurement, fabrication and construction business derives its competitive strength from our diversity, excellence in execution, reputation for quality, technology, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or an open shop basis, ability to execute projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.
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
Key competitive factors in our Government segment are primarily centered on performance, reputation and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely, cost-efficient and compliant manner.
Significant Clients
For 2018, revenue earned from agencies of the U.S. government and Exxon Mobil Corporation accounted for 18 percent and 17 percent, respectively, of our total revenue. We perform work for these clients under multiple contracts and sometimes through joint venture arrangements. No other client accounted for more than 10 percent of our revenues in 2018.

Raw Materials
The principal products we use in our business include structural steel, metal plate, concrete, cable and various electrical and mechanical components. These products and components are subject to raw material (aluminum, copper, nickel, iron ore, etc.) availability and pricing fluctuations, which we monitor on a regular basis. We have access to numerous global supply sources, and we do not foresee any unavailability of these items that would have a material adverse effect on our business in the near term. However, the availability of these products, components and raw materials may vary significantly from year to year due to various factors including client demand, producer capacity, market conditions and specific material shortages.
Patents
We hold patents and licenses for certain items that we use in our operations, including those held by NuScale. However, none is so essential that its loss would materially affect our business.
Environmental, Safety and Health Matters
In our business, we provide services at sites throughout the world. Work at some of these sites involves activities related to nuclear facilities, hazardous waste, hydrocarbon production, distribution and transport, the military and infrastructure. Some of our work can be performed adjacent to environmentally sensitive locations such as wetlands, lakes and rivers. We also contract with the U.S. federal government to remediate hazardous materials, including chemical agents and weapons, as well as to decontaminate and decommission nuclear sites. These activities can require us to manage, handle, remove, treat, transport and dispose of toxic, radioactive or hazardous substances. Significant fines, penalties and other sanctions may arise under environmental health and safety laws and regulations, and many of these laws call for joint and several and/or strict liability, which can render a party liable without regard to negligence or fault of such person.
We believe, based upon present information available to us, that we are generally compliant with all such environmental, health and safety laws and regulations. We further believe that our accruals with respect to future environmental costs are adequate and that any future costs will not have a material effect on our consolidated financial position, results of operations, liquidity, capital expenditures or competitive position. Some factors, however, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.
Number of Employees
The following table sets forth the number of employees of Fluor and its subsidiaries as of December 31, 2018:

Number of Employees
Salaried Employees	32,272
Craft and Hourly Employees	21,077
Total	53,349
The number of craft and hourly employees varies in relation to the number, size and phase of execution of projects we have in process at any particular time.

Executive Officers of the Registrant
The following information is being furnished with respect to the company's executive officers as of December 31, 2018:

Name	Age	Position with the Company(1)
Ray F. Barnard	59	Executive Vice President, Systems and Supply Chain
James F. Brittain	59	Group President, Energy & Chemicals
Jose-Luis Bustamante	54	Executive Vice President, Business Development and Strategy
Robin K. Chopra	54	Senior Vice President and Controller
Thomas P. D'Agostino	59	Group President, Government
Taco de Haan	51	Group President, Diversified Services
Carlos M. Hernandez	64	Executive Vice President, Chief Legal Officer and Secretary
Rick Koumouris	58	Group President, Mining & Metals, Infrastructure, Power, Life Sciences & Advanced Manufacturing
Mark A. Landry	54	Executive Vice President, Human Resources
Matthew J. McSorley	49	Executive Vice President, Project Support Services
David T. Seaton	57	Chairman and Chief Executive Officer
Bruce A. Stanski	58	Executive Vice President and Chief Financial Officer
_______________________________________________________________________________

(1)	All references are to positions held with Fluor Corporation. All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors.
Ray F. Barnard
Mr. Barnard has been Executive Vice President, Systems and Supply Chain since 2014. Prior to that, he was Chief Information Officer from 2005 to 2014. Mr. Barnard joined the company in 2002.
James F. Brittain
Mr. Brittain has been Group President, Energy & Chemicals since 2017. Prior to that, he was Senior Vice President, Business Line President — Energy & Chemicals from October 2016 to March 2017, Senior Vice President, Business Line President — Energy & Chemicals Americas from 2014 to 2016 and Vice President, Project Director — Energy & Chemicals from 2009 to 2014. Mr. Brittain joined the company in 1987.
Jose-Luis Bustamante
Mr. Bustamante has been Executive Vice President, Business Development and Strategy since 2015. Prior to that, he was Senior Vice President of Business Development, Marketing and Strategic Planning — Energy & Chemicals from 2012 to 2015. Mr. Bustamante joined the company in 1990.
Robin K. Chopra
Mr. Chopra has been Senior Vice President and Controller, as well as the Principal Accounting Officer of Fluor, since 2016. Prior to that, he was Vice President and Controller, Commercial Operations and Controller, Asia Pacific region from 2014 to 2016 and Vice President, Internal Audit from 2008 to 2014. Mr. Chopra joined the company in 1991.
Thomas P. D'Agostino
Mr. D'Agostino has been Group President, Government since 2017. Prior to that, he was Senior Vice President, Sales, Government from 2015 to 2017 and Senior Vice President of Strategic Planning and Development for Government from 2013 to 2015. Prior to joining the company in 2013, he served in various roles, including Under Secretary for Nuclear Security, Administrator of the National Nuclear Security Administration (NNSA) and Deputy Administrator for Defense Programs from 2007 until his retirement in 2013.
Taco de Haan
Mr. de Haan has been Group President, Diversified Services since 2017. Prior to that, he was Chief Executive Officer of Stork from October 2016 to March 2017 and Senior Vice President, Business Line President — Energy & Chemicals Europe, Africa and Middle East ("EAME") from 2014 to 2016. Mr. de Haan joined the company in 1995.

Carlos M. Hernandez
Mr. Hernandez has been Executive Vice President, Chief Legal Officer and Secretary since 2014. Prior to that, he was Senior Vice President, Chief Legal Officer and Secretary from 2007 to 2014. Prior to joining the company in 2007, he was General Counsel and Secretary of ArcelorMittal USA, Inc. from 2005 to 2007.
Rick Koumouris
Mr. Koumouris has been Group President of Mining & Metals, Infrastructure, Power, Life Sciences & Advanced Manufacturing since 2017. Prior to that, he was Senior Vice President, Business Line President — Mining & Metals from 2007 to 2017. Mr. Koumouris joined the company in 1987.
Mark A. Landry
Mr. Landry has been Executive Vice President, Human Resources since February 2018. Prior to that, he was Senior Vice President, Human Resources from 2016 to 2018, had various roles in our Human Resources group overseeing various commercial operations from 2014 to 2016 and was an HR Director for Energy & Chemicals and the HR Regional Director for EAME, Asia Pacific and Australia from 2010 to 2014. Mr. Landry joined the company in 1989.
Matthew J. McSorley
Mr. McSorley has been Executive Vice President, Project Support Services since February 2018. Prior to that, he was Group President, Project Support Services from August 2017 to February 2018, Senior Vice President, Execution & Resources from 2015 to 2017 and President, Power Business Line from 2013 to 2015. Mr. McSorley joined the company in 1991.
David T. Seaton
Mr. Seaton has been Chief Executive Officer since 2011 and Chairman since 2012. Prior to that, he was Chief Operating Officer from 2009 to 2011. Mr. Seaton joined the company in 1985.
Bruce A. Stanski
Mr. Stanski has been Executive Vice President and Chief Financial Officer since 2017. Prior to that, he was Group President, Government from 2009 to 2017. Prior to joining the company in 2009, he was President, Government and Infrastructure of KBR, Inc. from 2007 to 2009.
Available Information
Our website address is www.fluor.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investor Relations” portion of our website, under the heading “SEC Filings” filed under “Financial Information.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission ("SEC"). These reports, and any amendments to them, are also available at the Internet website of the SEC, http://www.sec.gov. We also maintain various documents related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Code of Business Conduct and Ethics for Members of the Board of Directors on the “Sustainability” portion of our website under the heading “Corporate Governance Documents” filed under “Governance.”

Item 1A.	Risk Factors
We are vulnerable to the cyclical nature of the markets we serve.
The demand for our services is dependent upon the existence of projects with engineering, procurement, construction, fabrication, maintenance and management needs. Our clients' interest in approving new projects, budgets for capital expenditures and need for our services have in the past few years, and may in the future, be adversely affected by, among other things, poor economic conditions, low commodity prices, political uncertainties and currency devaluations. Clients have been in the recent past, and remain, selective in how they allocate and expend their capital, which has resulted in a reduction of the number of projects we may bid on and win, especially the larger scale projects in which we specialize. For example, in our Energy & Chemicals segment, capital expenditures by our clients may be influenced by factors such as prevailing prices and expectations about future prices for underlying commodities, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. Industries served by that segment and many of the others we serve have historically been and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.

Our revenue and earnings are largely dependent on the award of new contracts, which we do not directly control.
The timing of project awards is unpredictable and outside of our control. Awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors including a client's decision to not proceed with the development of a project, governmental approvals, financing contingencies, commodity prices, environmental conditions and overall market and economic conditions. We may not win contracts that we have bid on due to price, a client's perception of our ability to perform and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater or unusual risks or include terms and conditions in a contract that we might not deem acceptable, especially when the markets for the services we typically offer are relatively soft. Because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate quarterly and annually depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated. Additionally, uncertain economic and political conditions may make it difficult for our clients, our vendors and us to accurately forecast and plan future business activities. For example, recent changes to U.S. policies related to global trade and tariffs have resulted in uncertainty surrounding the future of the global economy as well as retaliatory trade measures implemented by other countries. We cannot predict the outcome of these changing trade policies or other unanticipated political conditions.
Our project execution activities, including any failure to meet schedule or cost estimates, may result in reduced profits or losses that could have a material impact on our financial condition, results of operations or cash flow.
Because our projects are often technically complex, with multiple phases occurring over several years, we incur risks in our project execution activities. These risks could result in project delays, cost overruns or other problems and can include the following:

•	Incorrect assumptions related to productivity, scheduling estimates or future economic conditions, including with respect to the impacts of inflation on lump-sum or fixed-price contracts;

•	Unanticipated technical problems, including design or engineering issues;

•	Inaccurate representations of site conditions and unanticipated changes in the project execution plan;

•	Project modifications creating unanticipated costs or delays and failure to properly manage project modifications;

•	Inability to achieve guaranteed performance or quality standards with regard to engineering, construction or project management obligations;

•	Insufficient or inadequate project execution tools and systems needed to record, track, forecast and control cost and schedule;

•	Reliance on historic cost and/or execution data that is not representative of current economic and/or execution conditions;

•	Failure to accurately estimate the cost of projects, including due to unforeseen increases in the cost of labor;

•	Unanticipated increases in the cost of raw materials, components or equipment, including due to the imposition of import tariffs;

•	Failure to properly make judgments in accordance with applicable professional standards, including engineering standards;

•	Failure to properly assess and update appropriate risk mitigation strategies and measures;

•	Difficulties related to the performance of our clients, partners, subcontractors, suppliers or other third parties;

•	Delays or productivity issues caused by weather; and

•	Changes in local laws or difficulties or delays in obtaining permits, rights of way or approvals.
These and other risks may result in our failure to achieve contractual cost or schedule commitments, safety performance, overall client satisfaction or other performance criteria. As a result, we may receive lower fees or lose our ability to earn incentive fees. In other cases, our fee will not change but we will have to continue to perform work without additional fees until the performance criteria is achieved. We may also be required to pay liquidated damages if we fail to complete a project on schedule. In addition, if we fail to meet guaranteed performance or quality standards, we may be held responsible under the guarantee or warranty provisions of our contract for cost impact to the client, generally in the form of contractually agreed-upon liquidated damages or an obligation to re-perform work. To the extent these events occur, the total cost to the project (including any liquidated damages we become liable to pay) could be material and could, in some circumstances, equal or exceed the full value of the contract. In such events, our financial condition, results of operations or cash flow could be materially and negatively impacted.

Further, approximately 47 percent of the dollar-value of our backlog is currently fixed-price contracts, where we bear a significant portion of the risk for delays and cost overruns. We expect this percentage of fixed-price contracts to increase. Reimbursable contract types, such as those that include negotiated hourly billing rates, may restrict the kinds or amounts of costs that are reimbursable, therefore exposing us to the risk that we may incur certain costs in executing these contracts that are above our estimates and not recoverable from our clients.
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
From time to time, we are involved in litigation proceedings, potential liability claims and contract disputes which may have a material impact on our financial condition and results of operations.
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
In proceedings where it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. In addition, even where insurance is maintained for such exposure, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Our professional liability coverage is on a "claims-made" basis covering only claims actually made during the policy period currently in effect. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a material loss for us, and materially reduce our cash available for operations.
In other legal proceedings, liability claims or contract disputes, we may be covered by indemnification agreements which may at times be difficult to enforce. Even if enforceable, it may be difficult to recover under these agreements if the indemnitor does not have the ability to financially support the indemnity. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur, including for monetary damages. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed. For further information on matters in dispute, please see "16. Contingencies and Commitments" in the Notes to Consolidated Financial Statements.
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

The success of our use of teaming arrangements and joint ventures depends on the satisfactory performance by our venture partners over whom we may have little or no control, and the failure of those partners to perform their obligations could impose additional obligations on us that could have a material impact on our financial condition and results of operations.
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
The success of these and other ventures also depends, in large part, on the satisfactory performance by our venture partners of their venture obligations, including their obligation to commit working capital, equity or credit support as required by the venture and to support their indemnification and other contractual obligations. If our venture partners fail to satisfactorily perform their venture obligations, the venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery by the venture of the contracted services and to meet any performance guarantees. From time to time, in order to establish or preserve a relationship, or to better ensure venture success, we may accept risks or responsibilities for the venture which are not necessarily proportionate with the reward we expect to receive or which may differ from risks or responsibilities we would normally accept in our own operations. We may also be subject to joint and several liability for our venture partners under the applicable contracts for venture projects. These additional obligations could result in reduced profits or, in some cases, increased liabilities or significant losses for us with respect to the venture, and in turn, our business and operations. In addition, a failure by a venture partner to comply with applicable laws, rules or regulations could negatively impact our business and reputation and could result in fines, penalties, suspension or, in the case of government contracts, even debarment.
Cyber-security breaches of our systems and information technology could adversely impact our ability to operate.
We utilize, develop, install and maintain a number of information technology systems both for us and for others. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party's information entrusted to us) from disclosure. Our computer systems, as well as those of our clients, contractors and other vendors, face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information as well as the confidential and proprietary information of our clients and other business partners. While we endeavor to maintain industry-accepted security measures and technology to secure our computer systems and while we endeavor to ensure our cloud vendors that store our data maintain similar measures, these systems and the information stored on these systems may still be subject to threats. There can be no assurance that our efforts will prevent these threats. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against such threats. A party who circumvents our security measures, or those of our clients, contractors or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems. Any of these events could damage our reputation, result in litigation and regulatory fines and penalties, or have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, while we maintain insurance that specifically covers cyber-security threats, our coverage may not sufficiently cover all types of losses or claims that may arise.

We have international operations that are subject to foreign economic and political uncertainties and risks. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.
Our business is subject to international economic and political conditions that change (sometimes frequently) for reasons which are beyond our control. As of December 31, 2018, approximately 71 percent of our backlog consisted of revenue to be derived from projects and services to be completed outside the United States. We expect that a significant portion of our revenue and profits will continue to come from international projects for the foreseeable future.
Operating in the international marketplace exposes us to a number of risks including:

•	abrupt changes in government policies, laws, treaties (including those impacting trade), regulations or leadership;

•	embargoes or other trade restrictions, including sanctions;

•	restrictions on currency movement;

•	tax or tariff increases;

•	currency exchange rate fluctuations;

•	changes in labor conditions and difficulties in staffing and managing international operations, including logistical and communication challenges;

•	U.S. government trade or other policy changes in relation to the foreign countries in which we or our clients operate;

•	other social, political and economic instability, including recessions and other economic crises in other regions;

•	expropriation and nationalization of our assets in a foreign country;

•	international hostilities; and

•	unrest, civil strife, acts of war, terrorism and insurrection.
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
In addition, the 2016 referendum by the British voters to exit the European Union, commonly referred to as "Brexit," adversely impacted global markets, including currencies, and resulted in the weakening of the British pound against other currencies. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our United Kingdom operations and contracts, denominated in the British pound, to be translated into fewer U.S. dollars. Volatility in exchange rates may continue as the U.K. negotiates its exit from the E.U. In the longer term, any impact from Brexit on our international operations will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations and could adversely affect our results of operations.
Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenue or earnings.
As of December 31, 2018, our backlog was approximately $40 billion. Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable or will not be subject to delay or suspension. Project cancellations, scope adjustments or deferrals, or foreign currency fluctuations may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn; or, may cause the rate at which we perform on our backlog to decrease. Most of our contracts have termination for convenience provisions in them allowing clients to cancel projects already awarded to us. Our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs. In addition, projects may remain in our backlog for an extended period of time. During periods of economic slowdown, or decreases and/or instability in commodity prices, the risk of backlog projects being suspended, delayed or canceled generally increases. Finally, poor project or contract performance could also impact our backlog and profits. Such developments could have a material adverse effect on our business and our profits.
Our employees work on projects that are inherently dangerous and in locations where there are high security risks, and a failure to maintain a safe work site could result in significant losses.
We often work on complex projects, frequently in geographically remote or high risk locations that are subject to political, social or economic risks, or war or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain the safety of our personnel. In addition, our project sites can place our employees and others near large equipment, dangerous processes or substances or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation and performance. Often, we are responsible for safety on the project sites where we work. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries or even loss of life, the completion of a project could be delayed and we could experience investigations or litigation. Although we maintain functional groups whose primary purpose is to implement effective health, safety and environmental procedures throughout our company, the failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability. Despite these activities, in these locations and at these sites, we cannot guarantee the safety of our personnel, nor can we guarantee our work, equipment or supplies will be free from damage.
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
We enter into significant government contracts from time to time, such as those contracts that we have in place with the U.S. Department of Energy and Department of Defense. U.S. government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls, which could result in withholding or delay of payments to us. U.S. government contracts are also subject to uncertainties associated with Congressional funding, including the potential impacts of budget deficits, government shutdowns and federal sequestration. A significant portion of our business is derived as a result of U.S. government regulatory, military and infrastructure priorities. Changes in these priorities, which can occur due to policy changes or changes in the economy, could adversely impact our revenues. The U.S. government is under no obligation to maintain program funding at any specific level, and funds for a program may even be eliminated. Our U.S. government clients may terminate or decide not to renew our contracts with little or no prior notice.
In addition, U.S. government contracts are subject to specific regulations such as the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Service Contract Act and Department of Defense security regulations. Failure to comply with any of these regulations and other government requirements may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are also subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the U.S. Defense Contract Audit Agency (the "DCAA"). The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies (including our labor, billing, accounting, purchasing, estimating, compensation and management information systems). The DCAA also has the ability to review how we have accounted for costs under the FAR and CAS. The DCAA presents its report findings to the Defense Contract Management Agency ("DCMA"). Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, or if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed or we could be required to refund previously collected payments. Additionally, we may be subject to criminal and civil penalties, suspension or debarment from future government contracts, and qui tam litigation brought by private individuals on behalf of the U.S. government under the False Claims Act, which could include claims for treble damages. Furthermore, in this environment, if we have significant disagreements with our government clients concerning costs incurred, negative publicity could arise which could adversely affect our industry reputation and our ability to compete for new contracts in the government arena or otherwise.
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
Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (a large portion of which were defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration began on March 1, 2013. Although the Bipartisan Budget Act of 2013, and the subsequent Balanced Budget Acts of 2015 and 2018, have provided some sequester relief until the end of 2019, the Budget Control Act of 2011 remains in place, extended through 2027, and absent additional legislative or other remedial action, the sequestration could require reduced U.S. federal government spending from 2020 through 2027. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.
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
Some of the work performed under our contracts is performed by third-party subcontractors. We also rely on third-party suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a fixed-price type contract, we may suffer losses on these contracts. If a supplier or subcontractor fails to provide supplies, technology, equipment or services as required under a contract to us, our joint venture partner, our client or any other party involved in the project for any reason, or provides supplies, technology, equipment or services that are not an acceptable quality, we may be required to source those supplies, technology, equipment or services on a delayed basis or at a higher price than anticipated, which could impact contract profitability. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications. These risks may be intensified during an economic downturn if these suppliers or subcontractors experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the services or supplies necessary for our business. In addition, in instances where we rely on a single contracted supplier or subcontractor or a small number of suppliers or subcontractors, if a subcontractor or supplier were to fail, there can be no assurance that the marketplace can provide replacement technology, equipment, materials or services on a timely basis or at the costs we had anticipated. A failure by a third-party subcontractor or supplier to comply with applicable laws, rules or regulations could negatively impact our business and reputation and could result in fines, penalties, suspension, or in the case of government contracts, even debarment.
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
Estimates are based on management's reasonable assumptions and experience, but are only estimates. Our actual business and financial results could differ from our estimates of such results due to changes in facts and circumstances, which could have a material negative impact on our financial condition and reported results of operations. Further, we are required to record contract revenue as work on a contract progresses. The cumulative amount of revenue recorded on a contract at any point in time is that percentage of total estimated revenues that costs incurred to date bear to estimated total costs. Accordingly, contract revenue and total cost estimates are reviewed and revised as the work progresses. Adjustments are reflected in contract revenue in the period when such estimates are revised. Such adjustments could be material and could result in reduced profitability.
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
As a global company, we are heavily reliant on computer, information and communications technology and related systems, some of which are hosted by third party providers, in order to operate. From time to time, we experience system interruptions and delays that may be planned for upgrades or that may be unplanned. Unplanned interruptions include natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions. Any of these or other events could cause system interruptions, delays, loss of critical or sensitive data (including personal or financial data) or loss of funds; could delay or prevent operations (including the processing of transactions and reporting of financial results); and could adversely affect our reputation or our operating results. While we have and require the maintenance of reasonable safeguards designed to protect against unavailability or loss of data, these safeguards may not be sufficient. We may be required to expend significant resources to protect against or alleviate damage caused by systems interruptions and delays, which could have a material adverse effect on our business and cash flows.
We continue to evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products, to improve the efficiency of our systems and for other business reasons. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. Our systems implementations also may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our personnel concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, suppliers, agents and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor compliance. However, there is no assurance that our internal controls and procedures will always protect us from the possible reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, agents, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and loss of reputation, any of which could have a material adverse effect on our business. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if ultimately such litigation or investigations demonstrate that we did not violate anti-bribery laws, could be costly and could divert management's attention away from other aspects of our business.
We could be adversely impacted if we fail to comply with domestic and international import and export laws.
Our global operations require importing and exporting goods and technology across international borders on a regular basis. Our policies mandate strict compliance with U.S. and foreign international trade laws. To the extent we export technical services, data and products outside of the United States, we are subject to U.S. and international laws and regulations governing international trade and exports including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of Treasury. From time to time, we identify certain inadvertent or potential export or related violations. These violations may include, for example, transfers without required governmental authorization. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges, and suspension or debarment from participation in U.S. government contracts.
Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenues and profits.
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with anti-corruption, export control and environmental regulations; federal procurement regulations, regulations regarding the pricing of labor and other costs in government contracts and regulations regarding the protection of sensitive government information; regulations on lobbying or similar activities; regulations pertaining to the internal control over financial reporting; and various other applicable laws or regulations. The precautions we take to prevent and detect fraud, misconduct or failures to comply with applicable laws and regulations may not be effective, and we could face unknown risks or losses. Failure to comply with applicable laws or regulations or acts of fraud or misconduct could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting with government agencies, which could weaken our ability to win contracts and have a material adverse impact on our revenues and profits.
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
Our business and results of operations could be affected by the passage of climate change, defense, environmental, infrastructure, trade and other laws, policies and regulations. For example, growing concerns about climate change may result in the imposition of additional environmental regulations. Legislation, international protocols or treaties, regulation or other restrictions on emissions could affect our clients, including those who (a) are involved in the exploration, production or refining of fossil fuels such as our energy and chemicals clients, (b) emit greenhouse gases through the combustion of fossil fuels, including some of our power business clients or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition. However, legislation and regulation regarding climate change could also increase the pace of development of carbon capture and storage projects, alternative transportation, alternative energy facilities, such as wind farms or nuclear reactors, or incentivize increased implementation of clean fuel projects which could positively impact the demand for our services. As another example, the implementation of trade barriers, countervailing duties, or border taxes, or the addition, relaxation or repeal of laws, policies and regulations regarding the industries and sectors in which we work could result in a decline in demand for our services, or may make the manner in which we perform our services, especially from outside the United States, less cost efficient. Furthermore, changes to existing trade agreements may impact our business operations. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us and our clients.
Past and future environmental, safety and health regulations could impose significant additional cost on us that reduce our profits.
We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials, including nuclear and other radioactive materials, which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. The applicable regulations, as well as the length of time available to comply with those regulations, continue to develop and change. The cost of complying with rulings and regulations, satisfying any environmental remediation requirements for which we are found responsible, or satisfying claims or judgments alleging personal injury, property damage or natural resource damages as a result of exposure to, or contamination by, hazardous materials, including as a result of commodities such as lead or asbestos-related products, could be substantial, may not be covered by insurance, could reduce our profits, and therefore, could materially impact our future operations.

Our company, along with our investment in NuScale, is subject to a number of regulations such as those from the U.S. Nuclear Regulatory Commission and non-U.S. regulatory bodies, such as the International Atomic Energy Commission and the European Union, which can have a substantial effect on our nuclear operations and investments. Delays in receiving necessary approvals, permits or licenses, the failure to maintain sufficient compliance programs, and other problems encountered during construction (including changes to such regulatory requirements) could significantly increase our costs or have an adverse effect on our results of operations, our return on investments, our financial position and our cash flow.
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
The company's reported revenue and earnings of foreign subsidiaries could also be affected by foreign currency volatility. Revenue, cost and earnings of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars for reporting purposes. If the U.S. dollar appreciates against a foreign subsidiary's non-U.S. dollar functional currency, the company would report less revenue, cost and earnings in U.S. dollars than it would have had the U.S. dollar depreciated against the same foreign currency or if there had been no change in the exchange rate.
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
The loss of one or a few clients could have an adverse effect on us.
A few clients, including the U.S. government, state governments and U.S. and state government agencies, have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years, either directly or through participation in a joint venture that serves as a client. See "Item 1. — Business — Other Matters — Significant Clients" for more information. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, fail to renew or terminate their contracts with us at any time. Most of our contracts have termination for convenience provisions in them. The loss of business from a significant client could have a material adverse effect on our business, financial position and results of operations.
Damage to our reputation could in turn cause damage to our business.
Maintaining our reputation is critical to attracting and maintaining our clients and other business relationships. If we fail to address issues that may give rise to reputational risk, we could significantly harm our business. These issues may include, but are not limited to, any of the risk factors discussed in this Item 1A, including compliance with laws, project execution risk, cyber security and safety. If our reputation is harmed, we could suffer a number of adverse consequences, such as:

•	reduced demand for our services;

•	lack of investor confidence;

•	less favorable credit rating;

•	the inability to attract and retain qualified employees;

•	a loss or reduction in scope of current project contracts and fewer contract awards;

•	less favorable contract terms;

•	increased litigation and costs; and

•	heightened regulatory scrutiny.
These and other consequences resulting from damage to our reputation could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be unable to win new contract awards if we cannot provide clients with letters of credit, bonds or other security or credit enhancements.
In certain of our business lines it is industry practice for clients to require surety bonds, letters of credit, bank guarantees or other forms of credit enhancement. Surety bonds, letters of credit or guarantees indemnify our clients if we fail to perform our obligations under our contracts. Historically, we have had strong surety bonding capacity due to our industry leading credit rating, but, bonding is provided at the surety's sole discretion. In addition, because of the overall limitations in worldwide bonding capacity, we may find it difficult to find sufficient surety bonding capacity to meet our total surety bonding needs. With regard to letters of credit, while we have had adequate capacity under our existing credit facilities, any capacity that may be required in excess of our credit limits would be at our lenders' sole discretion and therefore is not certain. Failure to provide credit enhancements on terms required by a client may result in an inability to compete for or win a project.
Our business may be negatively impacted if we are unable to adequately protect intellectual property rights.
Our success is dependent, in part, on our ability to differentiate our services through our technologies and know-how. This success includes the ability of companies in which we invest, such as NuScale, to protect their intellectual property rights. We rely principally on a combination of patents, copyrights, trade secrets, confidentiality agreements and other contractual arrangements to protect our interests. However, these methods only provide a limited amount of protection and may not adequately protect our interests. Our employees, contractors and joint venture partners are subject to confidentiality obligations, but this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or infringement of our intellectual property rights. This can be especially true in certain foreign countries that do not protect intellectual property rights to the same extent as the laws of the United States, or when our joint venture partner is a competitor who will gain access to our procedures and know-how while working with us in the performance of services.

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
Our results of operations could be adversely affected as a result of asset impairments.
Our results of operations and financial condition could be adversely affected by impairments to goodwill, investments, deferred tax assets or other intangible assets. For example, when we acquire a business, we record goodwill in an amount equal to the amount we paid for the business minus the fair value of the net tangible assets and other intangible assets of the acquired business. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment. For additional description on this impairment testing, please see "1. Major Accounting Policies" in the Notes to Consolidated Financial Statements. Any future impairments, including impairments of goodwill, investments, deferred tax assets or other intangible assets, could have a material adverse effect on our financial condition and results of operations for the period in which the impairment is recognized.
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
In the event we make acquisitions using our stock as consideration, stockholders' ownership percentages would be diluted.
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
None.
Item 2.    Properties
Major Facilities
Operations of Fluor and its subsidiaries, other than Stork, are conducted at both owned and leased properties in domestic and foreign locations totaling approximately 5.7 million rentable square feet, which constitutes a reduction of approximately 900,000 rentable square feet, or 13.6%, from the end of our 2017 fiscal year. Operations of Stork are conducted at both owned and leased properties totaling approximately 2.9 million rentable square feet, which constitutes a reduction of approximately 200,000 rentable square feet, or 6.5%, from the end of our 2017 fiscal year. Our executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas. As our business and the mix of structures are constantly changing, the extent of utilization of the facilities by particular segments cannot be accurately stated. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. While we have operations worldwide, the following table describes the location and general character of our more significant existing facilities:

Location	Interest
United States:
Greenville, South Carolina	Owned
Houston (Sugar Land), Texas	Leased
Irving, Texas (Corporate Headquarters)	Owned
Southern California (Aliso Viejo and Long Beach)	Leased
Canada:
Calgary, Alberta	Owned
Vancouver, British Columbia	Leased
Latin America:
Buenos Aires, Argentina	Leased
Mexico City, Mexico	Leased
Santiago, Chile	Owned and Leased
Europe, Africa and Middle East:
Al Khobar, Saudi Arabia	Owned
Amsterdam, the Netherlands	Owned
Farnborough, England	Owned and Leased
Gliwice, Poland	Owned
Johannesburg, South Africa	Leased
Utrecht, the Netherlands	Leased
Asia/Asia Pacific:
Cebu, the Philippines	Leased
Manila, the Philippines	Owned and Leased
New Delhi, India	Leased
Perth, Australia	Leased
Shanghai, China	Leased
In addition, we lease or own a number of sales, administrative and field construction offices, warehouses and equipment yards strategically located throughout the world. We also, through various joint ventures, own or lease fabrication yards in China and Mexico.
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
For information on legal proceedings and matters in dispute, see "16. Contingencies and Commitments" in the Notes to Consolidated Financial Statements in this report.
Item 4.    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this report.

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
At February 19, 2019, there were 139,577,519 shares outstanding and 4,479 stockholders of record of the company's common stock. The company estimates there were an additional 184,717 stockholders whose shares were held by banks, brokers or other financial institutions at February 8, 2019.
Issuer Purchases of Equity Securities
The following table provides information for the three months ended December 31, 2018 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1–October 31, 2018	—	$—	—	11,610,219
November 1–November 30, 2018	1,097,126	45.57	1,097,126	10,513,093
December 1–December 31, 2018	—	—	—	10,513,093
Total	1,097,126	$45.57	1,097,126
_______________________________________________________________________________

(1)	Consists of 1,097,126 shares of company stock repurchased and canceled by the company under its stock repurchase program for total consideration of $50 million.

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

Item 6.    Selected Financial Data
The following table presents selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in "Item 15. — Exhibits and Financial Statement Schedules." Amounts are expressed in millions, except for per share and employee information:

	Year Ended December 31,
	2018	2017	2016	2015	2014
CONSOLIDATED OPERATING RESULTS
Total revenue	$19,166.6	$19,521.0	$19,036.5	$18,114.0	$21,531.6
Earnings from continuing operations before taxes	481.8	386.4	546.6	726.6	1,204.9
Amounts attributable to Fluor Corporation:
Earnings from continuing operations(1)	$224.8	$191.4	$281.4	$418.2	$715.5
Loss from discontinued operations, net of taxes	—	—	—	(5.7)	(204.6)
Net earnings(1)	$224.8	$191.4	$281.4	$412.5	$510.9
Basic earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations(1)	$1.60	$1.37	$2.02	$2.89	$4.54
Loss from discontinued operations, net of taxes	—	—	—	(0.04)	(1.30)
Net earnings(1)	$1.60	$1.37	$2.02	$2.85	$3.24
Diluted earnings (loss) per share attributable to Fluor Corporation:
Earnings from continuing operations(1)	$1.59	$1.36	$2.00	$2.85	$4.48
Loss from discontinued operations, net of taxes	—	—	—	(0.04)	(1.28)
Net earnings(1)	$1.59	$1.36	$2.00	$2.81	$3.20
Cash dividends per common share declared	$0.84	$0.84	$0.84	$0.84	$0.84
Return on average shareholders' equity(2)	7.3%	5.9%	9.1%	13.6%	20.1%
CONSOLIDATED FINANCIAL POSITION
Current assets	$5,440.9	$5,601.3	$5,610.3	$5,105.4	$5,417.8
Current liabilities	3,552.5	3,574.2	3,816.0	2,935.4	3,330.9
Working capital	1,888.4	2,027.1	1,794.3	2,170.0	2,086.9
Property, plant and equipment, net	1,013.7	1,093.7	1,017.2	892.3	980.3
Total assets	8,913.6	9,327.7	9,216.4	7,625.4	8,187.5
Capitalization
1.750% Senior Notes	569.4	597.7	523.6	—	—
3.375% Senior Notes	—	496.9	496.0	495.2	494.3
3.5% Senior Notes	494.3	493.3	492.4	491.4	490.4
4.250% Senior Notes	593.9	—	—	—	—
1.5% Convertible Senior Notes	—	—	—	—	18.3
Revolving Credit Facility	—	—	52.7	—	—
Other debt obligations	30.9	31.1	35.5	—	10.4
Shareholders' equity	2,963.2	3,342.3	3,125.2	2,997.3	3,110.9
Total capitalization	4,651.7	4,961.3	4,725.4	3,983.9	4,124.3
Common shares outstanding at year end	139.7	139.9	139.3	139.0	148.6
OTHER DATA
New awards	$27,672.3	$12,565.6	$20,959.2	$21,846.2	$28,831.1
Backlog at year end(3)	39,957.3	30,915.4	45,011.9	44,726.1	42,481.5
Capital expenditures	211.0	283.1	235.9	240.2	324.7
Cash provided by operating activities	162.2	602.0	705.9	849.1	642.6
Cash provided (utilized) by investing activities	1.4	(484.3)	(741.4)	(66.5)	(199.1)
Cash utilized by financing activities	(140.5)	(215.5)	(10.4)	(728.2)	(666.4)
Employees at year end
Salaried employees	32,272	31,951	28,681	27,195	27,643
Craft/hourly employees	21,077	24,755	32,870	11,563	9,865
Total employees	53,349	56,706	61,551	38,758	37,508

(1)
Net earnings attributable to Fluor Corporation in 2018 included pre-tax charges totaling $188 million (or $1.02 per diluted share) resulting from forecast revisions for estimated cost growth at a fixed-price gas-fired power plant project, pre-tax charges totaling $133 million (or $0.89 per diluted share) for estimated cost and schedule impacts on a fixed-price downstream project and pre-tax charges totaling $40 million (or $0.23 per diluted share) resulting from forecast revisions for estimated cost growth on a fixed-price, offshore project. Net earnings attributable to Fluor Corporation in 2018 also included a pre-tax gain of $125 million (or $0.74 per diluted share) on the sale of the company’s interest in a joint venture in the United Kingdom.

Net earnings attributable to Fluor Corporation in 2017 included pre-tax charges totaling $260 million (or $1.18 per diluted share) resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects in the southeastern United States, pre-tax charges totaling $44 million (or $0.20 per diluted share) resulting from forecast revisions for estimated cost increases on a downstream project and the adverse impact of U.S. tax reform legislation enacted in 2017 of $37 million (or $0.27 per diluted share).
Net earnings attributable to Fluor Corporation in 2016 included a pre-tax charge of $265 million (or $1.20 per diluted share) related to forecast revisions for estimated cost increases on a petrochemicals project in the United States.
Net earnings attributable to Fluor Corporation in 2015 included a pre-tax pension settlement charge of $240 million (or $1.04 per diluted share), a pre-tax loss of $60 million (or $0.26 per diluted share) resulting from forecast revisions for a large gas-fired power plant in Brunswick County, Virginia, and a pre-tax gain of $68 million (or $0.30 per diluted share) related to the sale of 50 percent of the company's ownership interest in its principal operating subsidiary in Spain to facilitate the formation of an Energy & Chemicals joint venture. Net earnings attributable to Fluor Corporation in 2015 also included an after-tax loss from discontinued operations of $6 million (or $0.04 per diluted share) resulting from the settlement of lead exposure cases related to the previously divested lead business of St. Joe Minerals Corporation and The Doe Run Company in Herculaneum, Missouri and the payment of legal fees incurred in connection with a pending indemnification action against the buyer of the lead business for these settlements and others. The tax effect associated with this loss was $3 million.
Net earnings attributable to Fluor Corporation in 2014 included an after-tax loss from discontinued operations of $205 million (or $1.28 per diluted share) in connection with the reassessment of estimated loss contingencies related to the divested lead business. The tax effect associated with this loss was $112 million.
See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 to 42 and Notes to Consolidated Financial Statements on pages F-8 to F-48 for additional information relating to significant items affecting the results of operations for 2016 - 2018.

(2)
Return on average shareholders' equity is calculated based on net earnings from continuing operations attributable to Fluor Corporation divided by the average shareholders' equity of the five most recent quarters.

(3)	Total backlog included $2.9 billion, $741 million, $2.7 billion, $912 million and $2.1 billion of unfunded government contracts as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes. For purposes of reviewing this document, "segment profit" is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items. For a reconciliation of total segment profit to earnings before taxes, see Note 19 in the Notes to Consolidated Financial Statements.
Results of Operations
Consolidated revenue was $19.2 billion, $19.5 billion and $19.0 billion during 2018, 2017 and 2016, respectively. During 2018, a revenue decline in the Energy & Chemicals segment was partially offset by revenue growth in the Government segment. Revenue in the Mining, Industrial, Infrastructure & Power and Diversified Services segments remained flat compared to 2017. The company adopted Accounting Standards Codification ("ASC") Topic 606 "Revenue from Contracts with Customers" on January 1, 2018. The impact of adoption was an increase to the company’s revenue during 2018 of $132 million, primarily in the Energy & Chemicals segment. See Note 3 in the Notes to Consolidated Financial Statements. During 2017, revenue growth in the Mining, Industrial, Infrastructure & Power, Government and Diversified Services segments was partially offset by a revenue decline in the Energy & Chemicals segment.

Earnings before taxes for 2018 increased 25 percent to $482 million from $386 million in 2017. Earnings in 2018 were adversely affected by pre-tax charges totaling $361 million resulting from forecast revisions for estimated cost and schedule impacts on a fixed-price, gas-fired power plant project, a fixed-price downstream project and a fixed-price, offshore project. These charges were partially offset by a gain of $125 million associated with the sale of the company’s interest in a joint venture in the United Kingdom. Earnings in 2018 also benefitted from the adoption of ASC 606 which resulted in an increase to earnings before taxes of $134 million, primarily in the Energy & Chemicals segment. Earnings in 2017 were adversely affected by pre-tax charges totaling $304 million resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects in the southeastern United States and the downstream project mentioned above. Excluding the adverse effects of forecast revisions in both 2018 and 2017, the gain on the sale of the joint venture interest in 2018 and the impact of adopting ASC 606, earnings in 2018 declined when compared to 2017. Earnings declines in 2018 in the Energy & Chemicals; Mining, Industrial, Infrastructure & Power; and Diversified Services segments were partially offset by an increase in earnings in the Government segment.
Earnings before taxes for 2017 decreased 29 percent to $386 million from $547 million in 2016. Earnings in 2016 were adversely affected by pre-tax charges totaling $265 million related to forecast revisions for estimated cost increases on a petrochemicals project in the United States. Apart from the adverse effects of the forecast revisions in both years, earnings in 2017 declined primarily in the Energy & Chemicals and Mining, Industrial, Infrastructure & Power segments.
The effective tax rate was 39.2%, 31.6%, and 40.1% for 2018, 2017, and 2016, respectively. The 2018 effective tax rate was unfavorably impacted due to a $79 million increase in valuation allowances to reduce certain deferred tax assets. The effective tax rate for 2017 was unfavorably impacted by a $37 million tax charge resulting from the enactment on December 22, 2017 of comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act"), as further discussed in Note 6 of the Notes to Consolidated Financial Statements. Apart from the impact of the 2017 Tax Act, the effective tax rate for 2017 benefited from the release of a deferred tax liability as a result of the restructuring of certain international operations and a worthless stock deduction for an insolvent foreign subsidiary. These benefits were partially offset by the establishment of valuation allowances on certain foreign net operating loss carryforwards. The 2016 rate was unfavorably impacted by foreign losses without a tax benefit and by an adjustment to deferred tax assets as a result of the issuance of U.S. Treasury regulations under Internal Revenue Code Section 987 for foreign currency translation gains and losses. The unfavorable impact was partially offset by a benefit from the resolution of an IRS audit for tax years 2012 - 2013 and the domestic production activities deduction. All periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.
Diluted earnings per share of $1.59 in 2018 included a gain of $0.74 per diluted share from the sale of the joint venture interest in the U.K. but was adversely affected by charges totaling $2.14 per diluted share resulting from forecast revisions at the aforementioned power plant project, downstream project and offshore project. Diluted earnings per share in 2017 decreased to $1.36 from $2.00 in 2016. Diluted earnings per share in 2017 was adversely affected by charges totaling $1.38 per diluted share resulting from forecast revisions for estimated cost growth at the three power plant projects and the downstream project mentioned above as well as the impact of U.S. tax reform legislation enacted in 2017 of $0.27 per diluted share. Diluted earnings per share in 2016 was adversely affected by forecast revisions for estimated cost increases on the petrochemicals project mentioned above of $1.20 per diluted share.
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
As a result of adopting ASC 606 on January 1, 2018, engineering and construction contracts are now generally accounted for as a single unit of account (a single performance obligation), resulting in a more constant recognition of revenue and margin over the term of the contract than under the previous guidance in which the company typically segmented revenue and margin recognition between the engineering and construction phases of its contracts. Prior to 2018, changes in the mix of work performed by the company had a larger impact, favorably or unfavorably, on the company's margins. Segment profit margins were generally higher during the earlier stages of the project life cycle as project execution activities were more heavily weighted to higher margin engineering activities rather than lower margin construction activities, particularly when there was a significant amount of materials, including customer-furnished materials, recognized during construction. For example, during 2017, margins in the company’s Energy & Chemicals segment were adversely affected by a shift in the mix of work from higher margin engineering activities to lower margin construction activities.
Consolidated new awards in 2018 were $27.7 billion compared to $12.6 billion in 2017 and $21.0 billion in 2016. The Energy & Chemicals and Mining, Industrial, Infrastructure & Power segments were the significant drivers of new award activity during 2018, including a liquefied natural gas export facility in Canada, a copper project in the south of Peru and an iron ore replacement mine in Australia. All business segments contributed to the new award activity in 2017, including a mining project in Chile, a power restoration project in Puerto Rico, a contract extension for the LOGCAP IV program, a propylene oxide project in Texas and infrastructure projects in the United States and the Netherlands. The Energy & Chemicals; Mining, Industrial, Infrastructure & Power; and Government segments were the significant drivers of new award activity during 2016, including an award for the Tengiz Oil Expansion Project in Kazakhstan, which was awarded in the third quarter. Approximately 80 percent of consolidated new awards for 2018 were for projects located outside of the United States compared to 53 percent for 2017.
Consolidated backlog was $40.0 billion as of December 31, 2018, $30.9 billion as of December 31, 2017, and $45.0 billion as of December 31, 2016. The increase in backlog in 2018 primarily resulted from the new award activity discussed above. The decrease in backlog in 2017 primarily resulted from the removal of two nuclear power plant projects for Westinghouse Electric Company LLC ("Westinghouse") and an adjustment to limit the contractual term of the Magnox nuclear decommissioning project in the United Kingdom (the "Magnox RSRL Project") to a five year term, as well as new award activity being outpaced by work performed. As of December 31, 2018, approximately 71 percent of consolidated backlog related to projects located outside of the United States compared to 58 percent as of December 31, 2017.
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
In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. ("CFHI"), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has a 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China's Guangdong province. The company made additional investments of $26 million, $26 million and $62 million in 2018, 2017 and 2016, respectively, and has a future funding commitment of $26 million that is expected to be paid in the fourth quarter of 2019.
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
Engineering and Construction Contracts The company recognizes engineering and construction contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Engineering and construction contracts are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. The company recognizes revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. The percentage-of-completion method (an input method) is the most faithful depiction of the company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of depreciation and amortization. Customer‑furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is acting as a principal rather than as an agent (i.e., the company integrates the materials, labor and equipment into the deliverables promised to the customer). Customer-furnished materials are only included in revenue and cost when the contract includes construction activity and the company has visibility into the amount the customer is paying for the materials or there is a reasonable basis for estimating the amount. The company recognizes revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Revenue on these uninstalled materials is recognized when the cost is incurred (when control is transferred). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on engineering and construction contracts are typically due within 30 to 45 days of billing, depending on the contract.

The percentage-of-completion method of revenue recognition requires the company to prepare estimates of cost to complete for contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. As of December 31, 2018, 53 percent of the company's revenue backlog was reimbursable while 47 percent was for fixed-price or lump-sum contracts. In certain instances, the company provides guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentive fees or liquidated damages. In addition, increases in contract cost can result in non-recoverable cost which could exceed revenue realized from the projects.

The nature of the company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders; award and incentive fees; and liquidated damages and penalties. The company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied. As of December 31, 2018 and 2017, the company had recorded $166 million and $124 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract assets. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $18 million as of both December 31, 2018 and 2017. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 606.

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
Backlog in the engineering and construction industry is a measure of the total dollar value of work to be performed on contracts awarded and in progress. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Consolidated backlog differs from the company’s remaining unsatisfied performance obligations ("RUPO") discussed in Note 3 to the Consolidated Financial Statements. Backlog includes the amount of revenue the company expects to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue the company expects to recognize under ongoing operations and maintenance contracts with definite terms and substantive termination provisions.
Engineering and Construction Partnerships and Joint Ventures     Certain contracts are executed jointly through partnership and joint venture arrangements with unrelated third parties. Generally, these arrangements are characterized by a 50 percent or less, noncontrolling ownership or participation interest that requires only a small initial investment. The arrangements are often formed for the single business purpose of executing a specific project and allow the company to share risks and secure specialty skills required for project execution.
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
Deferred Taxes and Uncertain Tax Positions Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. The 2017 Tax Act, which was enacted on December 22, 2017, significantly changed how the U.S. taxes corporations. The 2017 Tax Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretations of the provisions of the 2017 Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered. As future guidance is issued, the company may make adjustments to amounts that it has previously recorded that may materially impact the company's provision for income taxes in the period in which the adjustments are made.
As of December 31, 2018, the company had deferred tax assets of $673 million which were partially offset by a valuation allowance of $179 million and further reduced by deferred tax liabilities of $152 million. The valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowance for 2018 primarily relates to the deferred tax assets on certain net operating loss carryforwards in certain jurisdictions for U.S. and non-U.S. subsidiaries and U.S foreign tax credit carryforward. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the company's effective tax rate on future earnings.
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
Retirement Benefits    The company accounts for its defined benefit pension plans in accordance with ASC 715-30, "Defined Benefit Plans — Pension." As required by ASC 715-30, the unfunded or overfunded projected benefit obligation is recognized in the company's financial statements. Assumptions concerning discount rates, long-term rates of return on plan assets and rates of increase in compensation levels are determined based on the current economic environment in each host country at the end of each respective annual reporting period. The company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Assuming no changes in current assumptions, the company expects to contribute up to $15 million to its defined benefit pension plans in 2019, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities for the defined benefit pension plans would increase by approximately $49 million.

Segment Operations
The company provides professional services in the fields of engineering, procurement, construction, fabrication and modularization, operations, maintenance and asset integrity, and project management, on a global basis and serves a diverse set of industries worldwide. During the first quarter of 2018, the company changed the composition of its reportable segments to align them with the manner in which the chief executive officer manages the business and allocates resources. The operations of the company’s mining and metals business, previously included in the Energy & Chemicals segment, have been included in the Mining, Industrial, Infrastructure & Power segment. The company now reports its operating results in the following four reportable segments: Energy & Chemicals; Mining, Industrial, Infrastructure & Power; Government; and Diversified Services. For more information on the business segments see "Item 1. — Business" above.
In the first quarter of 2019, services provided to the commercial nuclear market, as well as NuScale, will be moved from the Mining, Industrial, Infrastructure & Power segment to the Government segment to align with the manner in which the chief executive officer intends to manage the business and allocate resources in 2019 and to better reflect the interaction of the commercial and government nuclear markets.
Energy & Chemicals
Revenue and segment profit for the Energy & Chemicals segment are summarized as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Revenue	$7,698.2	$8,565.8	$9,250.0
Segment profit	337.2	424.9	366.4
Revenue in 2018 decreased 10 percent compared to 2017, primarily due to reduced volume of project execution activity for several chemicals and downstream projects that were nearing completion in 2017. This revenue decline was partially offset by an increase in project execution activities for a large upstream project. Revenue in 2017 decreased 7 percent compared to 2016, primarily due to reduced volume of project execution activity for chemicals projects completed in 2016 or nearing completion in 2017, partially offset by an increase in construction activities for an upstream project and several downstream projects.
Segment profit in 2018 and 2017 was adversely affected by charges totaling $133 million and $44 million, respectively, for estimated cost and schedule impacts on a fixed-price, downstream project. The company is in the process of finalizing certain close-out matters with the customer, including final assessments of change orders and liquidated damages. The company’s forecast is based on its assessment of the probable resolution of these close-out matters, which if not achieved, could result in additional adjustments. Segment profit in 2018 was further affected by the reduced volume of project execution activity for several downstream projects that were nearing completion in 2017, as well as charges totaling $40 million resulting from forecast revisions for estimated cost growth on an offshore project. These decreases in segment profit were largely offset by the favorable impact of the adoption of ASC 606. Segment profit in 2016 was adversely affected by charges totaling $265 million resulting from cost growth on a petrochemicals project. Normalizing for the adverse effects of the forecast revisions in 2017 and 2016, segment profit declined in 2017 due to lower volume of project execution activity for chemicals projects nearing completion and a continued shift in mix from higher margin engineering to lower margin construction activities.
Segment profit margin was 4.4 percent, 5.0 percent and 4.0 percent for the years ended December 31, 2018, 2017 and 2016, respectively. The changes in segment profit margin in 2018 and 2017 were primarily attributable to the same factors that affected revenue and segment profit.
New awards in the Energy & Chemicals segment were $10.6 billion, $4.0 billion and $6.9 billion in 2018, 2017 and 2016, respectively. New awards in 2018 included a liquefied natural gas export facility in Canada as well as an engineering and procurement contract for a refinery in Texas. New awards in 2017 included an offshore project in the North Sea, a propylene oxide project in Texas, a petrochemical project in Malaysia and two refinery projects in Texas. New awards in 2016 included an upstream project for the Tengiz Oil Expansion Project in Kazakhstan.
Backlog for the Energy & Chemicals segment was $17.8 billion as of December 31, 2018, $15.1 billion as of December 31, 2017 and $20.5 billion as of December 31, 2016. The increase in backlog during 2018 resulted from the new award activity discussed above. The reduction in backlog during 2017 resulted primarily from new award activity being outpaced by work performed.
Total assets in the segment were $1.5 billion as of December 31, 2018 and $1.7 billion as of December 31, 2017. Total assets as of December 31, 2018 included aged and disputed accounts receivable of $108 million related to a cost reimbursable, chemicals project in the Middle East. As of February 2019, management continues to pursue collection of these amounts from the customer and does not believe that the customer has a contractual basis for withholding payment. The company does not believe it is probable that losses will be incurred in excess of amounts reserved for this matter.
Mining, Industrial, Infrastructure & Power
Revenue and segment profit for the Mining, Industrial, Infrastructure & Power segment are summarized as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Revenue	$5,186.1	$5,178.4	$4,598.7
Segment profit (loss)	(13.6)	(141.0)	170.9
Revenue in 2018 remained flat compared to 2017. Revenue growth from increased project execution activity for certain existing and recently awarded mining & metals and infrastructure projects was offset by reduced levels of project execution activity for several power projects, including two nuclear projects that were canceled during 2017. Revenue in 2017 increased 13 percent compared to 2016 primarily due to increased project execution activity for several life sciences and advanced manufacturing projects and mining & metals projects, partially offset by reduced levels of project execution for the two nuclear projects.
Segment profit in 2018 was adversely affected by charges totaling $188 million resulting from forecast revisions for estimated cost growth at a fixed-price, gas-fired power plant project. These charges were largely offset by a gain of $125 million associated with the sale of the company’s interest in a joint venture in the United Kingdom. Segment profit in 2017 was adversely affected by charges totaling $260 million resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects. Excluding the adverse effects of forecast revisions in both 2018 and 2017 and the gain on the sale of the joint venture interest in 2018, segment profit in 2018 declined when compared to 2017. This decline resulted primarily from the reduced volume of project execution activity for the power projects mentioned above, partially offset by the increased project execution activity for the mining & metals and infrastructure projects mentioned above. Segment profit in 2017, excluding the impact of the forecast revisions mentioned above, declined when compared to 2016, primarily due to lower contributions from infrastructure projects. Segment profit margins were (0.3) percent, (2.7) percent and 3.7 percent in 2018, 2017 and 2016, respectively. The change in segment profit margins in 2018 and 2017 were primarily attributable to the same factors impacting segment profit in those years.
The Mining, Industrial, Infrastructure & Power segment includes the operations of NuScale, which are primarily research and development activities. NuScale expenses, net of qualified reimbursable expenses, included in the determination of segment profit, were $74 million, $76 million and $92 million during 2018, 2017 and 2016, respectively.
New awards in the Mining, Industrial, Infrastructure & Power segment were $10.8 billion, $4.0 billion and $7.7 billion during 2018, 2017 and 2016, respectively. New awards in 2018 included a copper project in the south of Peru, an iron ore replacement mine in Australia, an international bridge project in Canada, a mine expansion project in Peru, and the Los Angeles International Airport Automated People Mover project. New awards in 2017 included a mining project in Chile, the Southern Gateway project in Texas, the A10 Zuidasdok infrastructure project in Amsterdam and the Green Line Light Rail Extension project in Boston. New awards in 2016 included the Purple Line Light Rail Transit project in Maryland, the Loop 202 South Mountain Freeway project in Arizona, the Port Access Road project in South Carolina, an award on a combined-cycle power plant in Greensville County, Virginia, a pharmaceutical manufacturing facility in North Carolina and a bauxite mine project in Guinea.
Backlog in the Mining, Industrial, Infrastructure & Power segment was $15.3 billion as of December 31, 2018, $9.6 billion as of December 31, 2017 and $16.4 billion as of December 31, 2016. The increase in backlog during 2018 primarily resulted from the new award activity discussed above. The decrease in backlog during 2017 primarily resulted from the removal of two nuclear power plant projects for Westinghouse during 2017.
Total assets in the Mining, Industrial, Infrastructure & Power segment were $1.3 billion as of December 31, 2018 and $1.1 billion as of December 31, 2017. The increase in total assets resulted from increased working capital assets in support of project execution activities.
Total assets in the Mining, Industrial, Infrastructure & Power segment as of December 31, 2018 included accounts receivable related to the two subcontracts with Westinghouse to manage the construction workforce at two nuclear power plant projects in South Carolina ("V.C. Summer") and Georgia ("Plant Vogtle"). On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was canceled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of December 31, 2018 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. The company has filed mechanic's liens in South Carolina against the property of the owner of the V.C. Summer project for amounts due for pre-petition services rendered to Westinghouse. Based on the company's evaluation of available information, the company does not expect the close-out of these projects to have a material impact on the company's results of operations.
The company is currently in a dispute with a customer over costs totaling approximately $110 million that were allegedly incurred by the customer in connection with one of the gas-fired power plant projects discussed above. The customer has withheld payment of certain invoices outstanding as of December 31, 2018 and drew down in January 2019 on a letter of credit issued on behalf of the company. The company believes that certain of the customer’s claims are without merit and is vigorously pursuing recovery of the amounts from the customer. Based upon its evaluation as of December 31, 2018, the company does not believe it is probable that a loss will be incurred in excess of amounts reserved for this matter.
Government
Revenue and segment profit for the Government segment are summarized as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Revenue	$3,772.0	$3,232.7	$2,720.0
Segment profit	178.6	127.9	85.1
Revenue in 2018 increased 17 percent compared to 2017, substantially driven by increased volume of project execution activities for a power restoration project in Puerto Rico, which commenced in the fourth quarter of 2017 and was substantially completed in the first half of 2018. Revenue growth in 2018 also resulted from an increase in hurricane relief efforts for the United States Federal Emergency Management Agency. These increases in revenue in 2018 were partially offset by lower revenue resulting from the substantial completion of the Paducah Gaseous Diffusion Plant project in late 2017. Revenue in 2017 increased 19 percent compared to 2016 primarily due to increases in project execution activities for several large multi-year decommissioning and cleanup projects, as well as the commencement of the power restoration project in Puerto Rico.
Segment profit in 2018 increased 40 percent compared to 2017, primarily due to the increased volume of project execution activities for the power restoration project and hurricane relief efforts discussed above. Segment profit in 2017 increased 50 percent compared to 2016, substantially driven by increased contributions from multi-year decommissioning and cleanup projects and the commencement of the power restoration project discussed above. Segment profit margins were 4.7 percent, 4.0 percent, and 3.1 percent in 2018, 2017 and 2016, respectively. The increases in segment profit margin in both 2018 and 2017 were primarily driven by the same factors that drove the increases in segment profit in both years.
New awards were $4.1 billion, 2.6 billion and 4.6 billion during 2018, 2017 and 2016, respectively. New awards in 2018 included a five-year extension of the management and operating contract of the Strategic Petroleum Reserve, a thirty-month extension at the Portsmouth Gaseous Diffusion Plant site, a contract extension for the LOGCAP IV program and a one-year extension at the Savannah River site. New awards in 2017 included two awards related to the power restoration project in Puerto Rico and contract extensions for both the LOGCAP IV program and the management and operations of the Strategic Petroleum Reserve project. New awards in 2016 included large awards for multi-year decommissioning and cleanup projects in the segment's environmental and nuclear business line.
Backlog was $4.6 billion as of December 31, 2018, 3.8 billion as of December 31, 2017 and 5.2 billion as of December 31, 2016. Total backlog included $2.9 billion, $741 million and $2.7 billion of unfunded government contracts as of December 31, 2018, 2017 and 2016, respectively. The increase in backlog in 2018 primarily resulted from new award activity for several multi-year decommissioning and cleanup projects. The decrease in backlog in 2017 primarily resulted from a customer decision to limit the contractual term of the Magnox RSRL Project to a five year term ending in August 2019.
Total assets in the Government segment were $823 million as of December 31, 2018 compared to $732 million as of December 31, 2017. The increase in total assets primarily resulted from increased working capital in support of project execution activities for several projects including the LOGCAP IV program in Afghanistan and the Radford Munition Facility. For this latter project, the company is a subcontractor to a commercial client on a U.S. government project where the company’s forecast is based on its assessment of the probable resolution of certain change orders submitted to the client which are currently under discussion, and if not achieved, could adversely affect revenue and segment profit.

Diversified Services
Revenue and segment profit for the Diversified Services segment are summarized as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Revenue	$2,510.3	$2,544.1	$2,467.8
Segment profit	99.6	133.6	121.9
Revenue in 2018 remained relatively flat compared to 2017. Revenue growth from Stork operations in Latin America and the staffing business were offset by the cancellation of a large operations and maintenance project in North America and revenue declines in the equipment and power services businesses. Revenue in 2017 increased 3 percent compared to 2016, primarily due to the inclusion of twelve months of revenue associated with the acquisition of the Stork business (which closed on March 1, 2016) compared to ten months during 2016, as well as revenue growth from the equipment business in North America. The increase in revenue in 2017 was partially offset by a lower level of project execution activities in the power services business.
Segment profit in 2018 decreased by 25 percent compared to 2017, primarily due to the cancellation of the large operations and maintenance project in North America and lower contributions from the equipment and power services businesses. Segment profit in 2017 increased 10 percent compared to the prior year. Increased contributions from the equipment business in North America were partially offset by lower contributions from the Stork business. Segment profit margin was 4.0 percent, 5.3 percent and 4.9 percent for the years ended December 31, 2018, 2017 and 2016, respectively. The changes in segment profit margins in 2018 and 2017 were primarily due to the same factors affecting segment profit.
New awards in the Diversified Services segment were $2.1 billion, 2.0 billion and 1.8 billion in 2018, 2017 and 2016, respectively. Backlog was $2.3 billion as of December 31, 2018, 2.5 billion as of December 31, 2017 and 2.9 billion as of December 31, 2016. The reduction in backlog during 2018 resulted from scope changes on certain power services projects and the cancellation of the large operations and maintenance project in North America. The reduction in backlog during 2017 resulted primarily from new award activity in the Stork and power services business being outpaced by work performed. The equipment and temporary staffing businesses do not report backlog or new awards.
Total assets in the Diversified Services segment were $1.8 billion as of December 31, 2018 compared to $2.1 billion as of December 31, 2017.
Corporate, Tax and Other Matters
Corporate For the three years ended December 31, 2018, 2017 and 2016, corporate general and administrative expenses were $148 million, $192 million and $191 million, respectively. The decrease in corporate general and administrative expenses during 2018 was primarily due to foreign currency exchange gains in the 2018 period compared to foreign currency exchange losses in the 2017 period, partially offset by a partial pension settlement charge of $22 million in 2018 (discussed in Note 7 in the Notes to Consolidated Financial Statements). Corporate general and administrative expenses remained relatively flat in 2017 compared to 2016. During 2017, the company incurred foreign currency exchange losses, while recognizing foreign currency exchange gains in 2016. The impact of the foreign currency losses was substantially offset by lower levels of organizational realignment expenses and compensation during 2017, as well as the inclusion of transaction and integration costs in 2016 associated with the Stork acquisition.
Net interest expense was $40 million, $40 million and $53 million for the years ended December 31, 2018, 2017 and 2016, respectively. An increase in interest expense related to the issuance of $600 million of 4.250% Senior Notes in August 2018 and the payment of a make-whole premium associated with the redemption of $500 million of 3.375% Senior Notes in September 2018 (discussed in Note 10 in the Notes to Consolidated Financial Statements) was offset by an increase in interest income from time deposits. The decrease in 2017 was primarily due to an increase in interest income resulting from time deposits entered into during the year as well as a decrease in interest expense resulting from the repayment of Stork's 11.0% Super Senior Notes and borrowings under a revolving line of credit.
Tax    The effective tax rate was 39.2%, 31.6%, and 40.1% for 2018, 2017 and 2016, respectively. Factors affecting the effective tax rates for 2016 - 2018 are discussed above under "— Results of Operations."
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements.

Litigation and Matters in Dispute Resolution
See Note 16 to the Consolidated Financial Statements.
Liquidity and Financial Condition
Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets, including the use of commercial paper. The company has both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity and cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company's financial strategy and consistent performance have earned it strong credit ratings, resulting in a competitive advantage and continued access to the capital markets. As of December 31, 2018, the company was in compliance with all the financial covenants related to its debt agreements.
Cash Flows
Cash and cash equivalents were $1.8 billion as of both December 31, 2018 and 2017. Cash and cash equivalents combined with current and noncurrent marketable securities were $2.0 billion and $2.1 billion as of December 31, 2018 and 2017, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company's global project execution activities. Non-U.S. cash and cash equivalents amounted to $964 million and $919 million as of December 31, 2018 and 2017, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.
In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $392 million and $516 million as of December 31, 2018 and 2017, respectively, as reflected on the Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $856 million and $874 million as of December 31, 2018 and 2017, respectively, and is presented as “Contract liabilities” on the Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of December 31, 2018 and 2017 and, as a result, has appropriately reflected the tax impact on foreign earnings in deferred taxes.
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
The company’s working capital accounts as of December 31, 2018 reflect the adoption of ASC 606. (See Note 3 to the Consolidated Financial Statements). Excluding the non-cash impact of adopting ASC 606, working capital increased primarily due to an increase in contract assets and a decrease in contract liabilities partially offset by an increase in accounts payable during 2018. Specific factors related to these drivers include:

•	An increase in contract assets, primarily driven by project execution activities in the Mining, Industrial, Infrastructure & Power segment for certain mining & metals and infrastructure projects.

•	A decrease in contract liabilities in the Energy & Chemicals segment, which resulted primarily from normal project execution activities on several large projects.

•	An increase in accounts payable in the Mining, Industrial, Infrastructure & Power segment, which resulted from normal invoicing activities.

•	A decrease in other current assets, driven primarily by the receipt of income tax refunds in 2018.
During 2017, working capital increased primarily due to an increase in prepaid income taxes and a decrease in accounts payable, partially offset by decreases in accounts receivable and contract assets. Specific factors related to these drivers include:

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
During 2016, working capital decreased primarily due to an increase in accounts payable and a decrease in joint venture net working capital partially offset by increases in accounts receivable and contract assets. Specific factors related to these drivers include:

•	An increase in accounts payable in the Energy & Chemicals and Mining, Industrial, Infrastructure & Power segments which resulted from normal invoicing activities.

•	A decrease in the net working capital of a project joint venture in the Energy & Chemicals segment.

•	An increase in accounts receivable, primarily attributable to work performed for an Energy & Chemicals joint venture project in the United States.

•	An increase in contract assets in the Mining, Industrial, Infrastructure & Power segment, which resulted primarily from normal project execution activities for two nuclear projects.
Cash provided by operating activities was $162 million, $602 million and $706 million in 2018, 2017 and 2016, respectively. The decrease in cash provided by operating activities in 2018 resulted primarily from a higher level of working capital outflows during 2018 as compared to the prior year. The decrease in cash provided by operating activities in 2017 was primarily driven by a decline in net working capital inflows and lower net earnings compared to 2016, partially offset by a decrease in deferred taxes.
The company made income tax payments (net of refunds) of ($28 million), $175 million and $165 million in 2018, 2017 and 2016, respectively.
Cash from operating activities is used to provide contributions to the company's defined contribution and defined benefit pension plans. Contributions into the defined contribution plans during 2018, 2017 and 2016 were $150 million, $165 million and $167 million, respectively. The company contributed approximately $45 million into its defined benefit pension plans during 2018 and $15 million in both 2017 and 2016. Company contributions to defined benefit pension plans during 2018 included additional funding required to execute a buy-in policy contract with an insurance company to fully insure the benefits of the plan in the United Kingdom. Assuming no changes in current assumptions, the company expects to contribute up to $15 million to its defined benefit pension plans in 2019, which is expected to be in excess of the minimum funding required. The company does not anticipate any further material contributions to the U.K. plan. As of December 31, 2018, the accumulated benefit obligation exceeded plan assets for certain defined benefit pension plans in the Netherlands, Germany and the Philippines. As of December 31, 2017, the accumulated benefit obligation exceeded plan assets for certain defined benefit pension plans in the Netherlands and Germany.
All periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment profit were $74 million, $76 million and $92 million during 2018, 2017 and 2016, respectively. NuScale expenses for 2018, 2017 and 2016 were reported net of qualified reimbursable expenses of $62 million, $48 million and $57 million, respectively. (See Note 1 of the Notes to Consolidated Financial Statements for a further discussion of the cost-sharing agreements between NuScale and the U.S. Department of Energy.)
Investing Activities
Cash provided by investing activities amounted to $1 million during 2018. Cash utilized by investing activities amounted to $484 million and $741 million during 2017 and 2016, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; sales of and investments in partnerships and joint ventures; and business acquisitions.
The company holds cash in bank deposits and marketable securities which are governed by the company's investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments may include money market funds, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During 2018 and 2016, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $58 million and $162 million, respectively. During 2017, purchases of marketable securities exceeded proceeds from sales and maturities of such securities by $21 million. The company held combined current and noncurrent marketable securities of $215 million and $275 million as of December 31, 2018 and 2017, respectively.
Capital expenditures of $211 million, $283 million and $236 million during 2018, 2017 and 2016, respectively, primarily related to construction equipment associated with equipment operations in the Diversified Services segment, as well as expenditures for land, facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $81 million, $96 million and $81 million during 2018, 2017 and 2016, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Diversified Services segment.
During 2016, the company acquired 100 percent of Stork for an aggregate purchase price of €695 million (or approximately $756 million), including the assumption of debt and other liabilities. The company paid €276 million (or approximately $300 million) in cash consideration. The company borrowed €200 million (or approximately $217 million) under its $1.7 billion Revolving Loan and Letter of Credit Facility, and paid €76 million (or approximately $83 million) of cash on hand to initially finance the Stork acquisition. The €200 million borrowed under the $1.7 billion Revolving Loan and Letter of Credit Facility was subsequently repaid from the net proceeds of the issuance of €500 million of 1.750% Senior Notes (the "2016 Notes") due March 21, 2023.
In 2018, the company sold its interest in a joint venture in the United Kingdom and received proceeds of $125 million, net of expenses. Investments in unconsolidated partnerships and joint ventures were $73 million, $273 million and $518 million in 2018, 2017 and 2016, respectively. Investments in 2018 included capital contributions to an infrastructure joint venture in the United States as well as investments in CFHI. Investments in 2017 and 2016 included capital contributions to an Energy & Chemicals joint venture in the United States and investments in CFHI. The company has a future funding commitment to CFHI of $26 million that is expected to be paid in the fourth quarter of 2019.
Financing Activities
Cash utilized by financing activities during 2018, 2017 and 2016 of $140 million, $216 million and $10 million, respectively, included company stock repurchases, dividend payments to stockholders, proceeds from the issuance of senior notes and commercial paper, repayments of debt, borrowings and repayments under revolving lines of credit, and distributions paid to holders of noncontrolling interests.
The company has a common stock repurchase program, authorized by the Board of Directors, to purchase shares in the open market or privately negotiated transactions at the company's discretion. In 2018 and 2016, the company repurchased 1,097,126 shares and 202,650 shares of common stock, respectively, under its current and previously authorized stock repurchase programs resulting in cash outflows of $50 million and $10 million, respectively. As of December 31, 2018, 10,513,093 shares could still be purchased under the existing stock repurchase program.
Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2018 will be paid in the first quarter of 2019. Quarterly cash dividends of $0.21 per share were declared in 2018, 2017 and 2016. Dividends of $119 million were paid during 2018. Dividends of $118 million were paid during both 2017 and 2016. The payment and level of future cash dividends is subject to the discretion of the company's Board of Directors.

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
In March 2016, the company issued the 2016 Notes and received proceeds of €497 million (or approximately $551 million), net of underwriting discounts. Interest on the 2016 Notes is payable annually on March 21 of each year, beginning on March 21, 2017. Prior to December 21, 2022, the company may redeem the 2016 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make whole" premium described in the indenture. On or after December 21, 2022, the company may redeem the 2016 Notes at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Additionally, the company may redeem the 2016 Notes at any time upon the occurrence of certain changes in U.S. tax laws, as described in the indenture, at 100 percent of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.
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
In September 2018, the company used a portion of the proceeds from the 2018 Notes to fully redeem $500 million of 3.375% Senior Notes (the “2011 Notes”) due September 15, 2021. The redemption price of $503 million was equal to 100 percent of the principal amount of the 2011 Notes plus a “make-whole” premium of $3 million.
During the second and third quarters of 2018, the company issued commercial paper to meet its short-term liquidity needs. All of the outstanding commercial paper was repaid in October 2018.
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
Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $64 million, $47 million and $58 million in 2018, 2017 and 2016, respectively. Distributions in 2018, 2017 and 2016 primarily related to transportation joint venture projects in the United States. Capital contributions by joint venture partners were $5 million, $6 million and $9 million in 2018, 2017 and 2016, respectively.
Effect of Exchange Rate Changes on Cash
Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During 2018 and 2016, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $116 million and $103 million, respectively, of which $62 million and $54 million, respectively, related to cash held by foreign subsidiaries. During 2017, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $110 million, of which $51 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company's exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements
As of December 31, 2018, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of December 31, 2018, letters of credit and borrowings totaling $1.6 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company's subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.
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
Guarantees, Inflation and Variable Interest Entities
Guarantees
In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $19 billion as of December 31, 2018. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of December 31, 2018 and 2017 in accordance with ASC 460, "Guarantees," and the carrying value of the liability was not material.
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
For further discussion of the company's VIEs, see "Discussion of Critical Accounting Policies and Estimates" above and Note 18 to the Consolidated Financial Statements.

Contractual Obligations
Contractual obligations as of December 31, 2018 are summarized as follows:

		Payments Due by Period
Contractual Obligations	Total	1 year or less	2–3 years	4–5 years	Over 5 years
(in millions)
Debt:
1.750% Senior Notes	$569	$—	$—	$569	$—
3.5% Senior Notes	494	—	—	—	494
4.250% Senior Notes	594	—	—	—	594
Other borrowings	31	27	4	—	—
Interest on debt obligations(1)	391	53	105	97	136
Operating leases(2)	317	90	124	54	49
Capital leases	25	2	2	2	19
Uncertain tax positions(3)	6	—	—	—	6
Joint venture contributions	107	30	12	36	29
Pension minimum funding(4)	51	11	21	19	—
Other post-employment benefits	11	3	3	3	2
Other compensation-related obligations(5)	396	73	158	148	17
Total	$2,992	$289	$429	$928	$1,346
_______________________________________________________________________________

(1)	Interest is based on the borrowings that are presently outstanding and the timing of payments indicated in the above table.

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

The company utilizes derivative instruments to mitigate certain financial exposures, including currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility. As of December 31, 2018, the company had total gross notional amounts of $557 million of foreign currency contracts (primarily related to the British Pound, Kuwaiti Dinar, Indian Rupee, Philippine Peso, South Korean Won and Chinese Yuan). The foreign currency contracts are of varying duration, none of which extend beyond December 2021. The company's historical gains and losses associated with foreign currency contracts have typically been immaterial, and have largely mitigated the exposures being hedged. As of December 31, 2018, the company had total gross notional amounts of $31 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. There were no commodity contracts outstanding as of December 31, 2018. The company does not enter into derivative transactions for speculative purposes.
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
In connection with the preparation of the company's annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Management's assessment included an evaluation of the design of the company's internal control over financial reporting and testing of the operational effectiveness of the company's internal control over financial reporting. Based on this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2018.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fluor Corporation
Opinion on Internal Control over Financial Reporting
We have audited Fluor Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fluor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fluor Corporation as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”) of Fluor Corporation and our report dated February 21, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
Fluor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Fluor Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Fluor Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/Ernst & Young LLP
Dallas, Texas
February 21, 2019

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K will be set forth in the sections entitled "Election of Directors — Director Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year ("Proxy Statement") and is incorporated herein by reference. The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers, is set forth in Part I, Item 1 of this annual report on Form 10-K under the heading "Executive Officers of the Registrant."
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
Information required by this item will be included in the following sections of our Proxy Statement: "Organization and Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Director Compensation" and "Pay Ratio Disclosure," as well as the related pages containing compensation tables and information, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2018 with respect to the shares of common stock that may be issued under the company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	6,343,202	$60.25(2)	11,876,868
Equity compensation plans not approved by stockholders	—	—	—
Total	6,343,202	$60.25(2)	11,876,868
_______________________________________________________________________________

(1)
Consists of (a) the Amended and Restated 2008 Executive Performance Incentive Plan, under which 4,555,770 shares are issuable upon exercise of outstanding options, 425,435 shares are issuable upon vesting of outstanding restricted stock units, 490,596 shares are issuable if specified performance target awards are met under outstanding Value Driver Incentive ("VDI") unit awards, and under which no shares remain for future issuance; (b) the 2017 Performance Incentive Plan, under which 33,615 shares are issuable upon exercise of outstanding options, 548,679 shares are issuable upon vesting of outstanding restricted stock units, 206,598 shares are issuable if specified performance target awards are met under outstanding VDI unit awards, but under which 11,876,868 shares remain available for issuance; (c) 50,367 vested restricted stock units deferred by non-associate directors participating in the 409A Director Deferred Compensation Program that are distributable in the form of shares; and (d) 32,142 vested restricted stock units granted to non-associate directors that are subject to a post-vest holding period and for which shares have not been issued.

(2)	Weighted-average exercise price of outstanding options only.
The additional information required by this item will be included in the "Stock Ownership and Stock-Based Holdings of Executive Officers and Directors" and "Stock Ownership of Certain Beneficial Owners" sections of our Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in the "Certain Relationships and Related Transactions" and "Board Independence" sections of the "Corporate Governance" portion of our Proxy Statement, which information is incorporated herein by reference.

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
Our consolidated financial statements at December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K, beginning on page F-1.

2.	Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.	Exhibits:
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 8, 2012).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on February 9, 2016).
4.1
Senior Debt Securities Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of September 8, 2011 (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on September 8, 2011).

4.2
First Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of September 13, 2011 (incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on September 13, 2011).

4.3
Second Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of June 22, 2012 (incorporated by reference to Exhibit 4.2 to the registrant's Registration Statement on Form S-3 (Commission file number 333-182283) filed on June 22, 2012).

4.4
Third Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of November 25, 2014 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on November 25, 2014).

4.5
Fourth Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of March 21, 2016 (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on March 21, 2016).

4.6
Fifth Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of August 29, 2018 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on August 29, 2018).

10.1
Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 3, 2013).**

10.2
Form of Option Agreement (2015 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on April 30, 2015).**

10.3
Form of Option Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**

10.4
Form of Value Driver Incentive Award Agreement (for the senior team, with a post-vesting holding period) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 5, 2016).**

10.5
Form of Value Driver Incentive Award Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**

10.6
Form of Value Driver Incentive Award Agreement (cash-based, for non-senior executives) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 5, 2016).**

10.7
Form of Restricted Stock Unit Agreement (for the senior team, with a post-vesting holding period) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 5, 2016).**

10.8
Form of Restricted Stock Unit Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**

Exhibit	Description
10.9
Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-217653) filed on May 4, 2017).**

10.10
Form of Restricted Stock Unit Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).**

10.11
Form of Option Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).**

10.12
Form of Value Driver Incentive Award Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).**

10.13
Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 29, 2008).**

10.14
Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on November 2, 2017).**

10.15	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2012).**
10.16
Retention Award, dated November 16, 2017, granted to Mr. Garry W. Flowers (incorporated by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 20, 2018).**

10.17
Retirement and Release Agreement, effective February 8, 2018, between the registrant and Biggs C. Porter (incorporated by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 20, 2018).**

10.18
Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 20, 2018).**

10.19
Form of Restricted Stock Unit Agreement granted to directors under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on August 3, 2017).**

10.20
Form of Restricted Stock Unit Agreement granted to directors (2018 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on August 2, 2018).**

10.21
Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on March 31, 2003).**

10.22
Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of November 2, 2016 (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**

10.23
Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) (Commission file number 1-16129) filed on November 22, 2000).**

10.24
Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 25, 2009).

10.25
Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on June 29, 2010).**

10.26
$1,800,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on March 2, 2016).

10.27
Amendment No. 1, dated as of August 20, 2018, to $1,800,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission file number 1-16129) filed on August 23, 2018).

Exhibit	Description
10.28
$1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on March 2, 2016).

10.29
Amendment No. 1, dated as of August 20, 2018, to $1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission file number 1-16129) filed on August 23, 2018).

21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer of Fluor Corporation.*
31.2	Certification of Chief Financial Officer of Fluor Corporation.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
95	Mine Safety Disclosure.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
_______________________________________________________________________________
*    Exhibit filed with this report.
**    Management contract or compensatory plan or arrangement.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2018, 2017 and 2016, (ii) the Consolidated Balance Sheet at December 31, 2018 and December 31, 2017, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2018, 2017 and 2016.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ BRUCE A. STANSKI
Bruce A. Stanski, Executive Vice President and Chief Financial Officer
February 21, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DAVID T. SEATON
David T. Seaton	Chairman and Chief Executive Officer	February 21, 2019

Principal Financial Officer:
/s/ BRUCE A. STANSKI
Bruce A. Stanski	Executive Vice President and Chief Financial Officer	February 21, 2019

Principal Accounting Officer:
/s/ ROBIN K. CHOPRA
Robin K. Chopra	Senior Vice President and Controller	February 21, 2019

Other Directors:
/s/ PETER K. BARKER
Peter K. Barker	Director	February 21, 2019

/s/ ALAN M. BENNETT
Alan M. Bennett	Director	February 21, 2019

/s/ ROSEMARY T. BERKERY
Rosemary T. Berkery	Director	February 21, 2019

/s/ PETER J. FLUOR
Peter J. Fluor	Director	February 21, 2019

/s/ JAMES T. HACKETT
James T. Hackett	Director	February 21, 2019

/s/ SAMUEL J. LOCKLEAR
Samuel J. Locklear	Director	February 21, 2019

Signature	Title	Date

/s/ DEBORAH D. MCWHINNEY
Deborah D. McWhinney	Director	February 21, 2019

/s/ ARMANDO J. OLIVERA
Armando J. Olivera	Director	February 21, 2019

/s/ MATTHEW K. ROSE
Matthew K. Rose	Director	February 21, 2019

/s/ NADER H. SULTAN
Nader H. Sultan	Director	February 21, 2019

/s/ LYNN C. SWANN
Lynn C. Swann	Director	February 21, 2019

FLUOR CORPORATION

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fluor Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fluor Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements“). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09 (Topic 606)
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition on contracts with customers specifically as it relates to how the Company determines units of account for its projects in the 2018 financial statements to reflect the accounting method change due to the adoption of ASU 2014-09 Revenue from Contracts with Customers (Topic 606).
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Dallas, Texas
February 21, 2019

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
TOTAL REVENUE	$19,166,599	$19,520,970	$19,036,525
TOTAL COST OF REVENUE	18,496,675	18,902,480	18,246,209
OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	147,958	192,187	191,073
Interest expense	77,179	67,638	69,689
Interest income	(36,965)	(27,776)	(17,046)
Total cost and expenses	18,684,847	19,134,529	18,489,925
EARNINGS BEFORE TAXES	481,752	386,441	546,600
INCOME TAX EXPENSE	188,794	121,972	219,151
NET EARNINGS	292,958	264,469	327,449
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	68,125	73,092	46,048
NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION	$224,833	$191,377	$281,401
BASIC EARNINGS PER SHARE	$1.60	$1.37	$2.02
DILUTED EARNINGS PER SHARE	$1.59	$1.36	$2.00
SHARES USED TO CALCULATE EARNINGS PER SHARE
Basic	140,413	139,761	139,171
Diluted	141,272	140,893	140,912
DIVIDENDS DECLARED PER SHARE	$0.84	$0.84	$0.84
See Notes to Consolidated Financial Statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2018	2017	2016
NET EARNINGS	$292,958	$264,469	$327,449
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(99,809)	74,424	(64,380)
Ownership share of equity method investees' other comprehensive income (loss)	8,942	(701)	6,036
Defined benefit pension and postretirement plan adjustments	(52,591)	15,609	(5,137)
Unrealized gain (loss) on derivative contracts	274	4,743	(662)
Unrealized gain (loss) on available-for-sale securities	709	(444)	207
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(142,475)	93,631	(63,936)
COMPREHENSIVE INCOME	150,483	358,100	263,513
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	65,886	72,296	46,006
COMPREHENSIVE INCOME ATTRIBUTABLE TO FLUOR CORPORATION	$84,597	$285,804	$217,507
See Notes to Consolidated Financial Statements.

FLUOR CORPORATION
CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents ($391,635 and $516,046 related to variable interest entities ("VIEs"))	$1,764,746	$1,804,075
Marketable securities, current ($202,481 and $91,295 related to VIEs)	214,828	161,134
Accounts and notes receivable, net ($214,339 and $327,652 related to VIEs)	1,534,339	1,602,751
Contract assets ($350,814 and $132,500 related to VIEs)	1,544,981	1,458,533
Other current assets ($15,660 and $9,229 related to VIEs)	381,999	574,764
Total current assets	5,440,893	5,601,257
PROPERTY, PLANT AND EQUIPMENT
Land	81,566	82,794
Buildings and improvements	508,120	493,704
Machinery and equipment	1,437,540	1,501,452
Furniture and fixtures	154,237	155,423
Construction in progress	53,071	62,237
	2,234,534	2,295,610
Less accumulated depreciation	1,220,802	1,201,929
Net property, plant and equipment ($41,479 and $44,004 related to VIEs)	1,013,732	1,093,681
OTHER ASSETS
Marketable securities, noncurrent	—	113,622
Goodwill	533,585	564,683
Investments	938,490	878,863
Deferred taxes	342,126	316,472
Deferred compensation trusts	328,814	381,826
Other ($26,578 and $27,631 related to VIEs)	315,997	377,288
Total other assets	2,459,012	2,632,754
TOTAL ASSETS	$8,913,637	$9,327,692
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($475,018 and $258,592 related to VIEs)	$1,638,891	$1,512,740
Short-term borrowings	26,887	27,361
Contracts liabilities ($271,692 and $361,701 related to VIEs)	855,948	874,036
Accrued salaries, wages and benefits ($28,478 and $32,678 related to VIEs)	649,486	706,520
Other accrued liabilities ($49,997 and $44,211 related to VIEs)	381,301	453,513
Total current liabilities	3,552,513	3,574,170
LONG-TERM DEBT DUE AFTER ONE YEAR	1,661,565	1,591,598
NONCURRENT LIABILITIES	581,509	669,525
CONTINGENCIES AND COMMITMENTS
EQUITY
Shareholders' equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 139,653,824 and 139,918,324 shares in 2018 and 2017, respectively	1,396	1,399
Additional paid-in capital	82,106	88,222
Accumulated other comprehensive loss	(542,478)	(402,242)
Retained earnings	3,422,157	3,654,931
Total shareholders' equity	2,963,181	3,342,310
Noncontrolling interests	154,869	150,089
Total equity	3,118,050	3,492,399
TOTAL LIABILITIES AND EQUITY	$8,913,637	$9,327,692
See Notes to Consolidated Financial Statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$292,958	$264,469	$327,449
Adjustments to reconcile net earnings to cash provided (utilized) by operating activities:
Depreciation of fixed assets	197,585	206,113	211,095
Amortization of intangibles	19,071	19,156	14,818
(Earnings) loss from equity method investments, net of distributions	980	2,849	12,180
Gain on sale of joint venture interest	(124,942)	—	—
Gain on sale of property, plant and equipment	(22,132)	(22,746)	(21,604)
Amortization of stock-based awards	43,029	40,669	40,086
Deferred compensation trust	18,010	(49,539)	(22,332)
Deferred compensation obligation	(22,272)	52,615	29,323
Statute expirations and tax settlements	—	—	(13,280)
Deferred taxes	70,594	100,286	(7,912)
Net retirement plan accrual (contributions)	(16,472)	(8,846)	(1,756)
Changes in operating assets and liabilities	(297,722)	(11,899)	135,393
Other items	3,477	8,844	2,459
Cash provided by operating activities	162,164	601,971	705,919
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(483,513)	(237,360)	(359,986)
Proceeds from the sales and maturities of marketable securities	541,104	216,436	522,094
Capital expenditures	(210,998)	(283,107)	(235,904)
Proceeds from disposal of property, plant and equipment	81,038	96,102	81,162
Proceeds from sale of joint venture interest	124,942	—	—
Investments in partnerships and joint ventures	(73,145)	(273,117)	(518,220)
Return of capital from partnerships and joint ventures	22,284	3,249	3,783
Acquisitions, net of cash acquired	—	—	(240,740)
Other items	(329)	(6,481)	6,460
Cash provided (utilized) by investing activities	1,383	(484,278)	(741,351)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(50,022)	—	(9,718)
Dividends paid	(118,734)	(117,995)	(117,995)
Proceeds from issuance of Senior Notes	598,722	—	552,958
Repayment of 3.375% Senior Notes and Stork Notes	(503,285)	—	(333,654)
Borrowings under revolving lines of credit	—	—	882,142
Repayment of borrowings under revolving lines of credit	—	(53,455)	(917,027)
Debt issuance costs	(5,061)	—	(3,513)
Distributions paid to noncontrolling interests	(63,523)	(47,215)	(57,904)
Capital contributions by noncontrolling interests	5,128	6,397	9,072
Taxes paid on vested restricted stock	(5,686)	(6,186)	(7,007)
Stock options exercised	7,258	9,380	3,658
Other items	(5,288)	(6,428)	(11,362)
Cash utilized by financing activities	(140,491)	(215,502)	(10,350)
Effect of exchange rate changes on cash	(62,385)	51,448	(53,668)
Decrease in cash and cash equivalents	(39,329)	(46,361)	(99,450)
Cash and cash equivalents at beginning of year	1,804,075	1,850,436	1,949,886
Cash and cash equivalents at end of year	$1,764,746	$1,804,075	$1,850,436
See Notes to Consolidated Financial Statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2015	139,018	$1,390	$—	$(432,775)	$3,428,732	$2,997,347	$116,152	$3,113,499
Net earnings	—	—	—	—	281,401	281,401	46,048	327,449
Other comprehensive loss	—	—	—	(63,894)	—	(63,894)	(42)	(63,936)
Dividends ($0.84 per share)	—	—	270	—	(118,265)	(117,995)	—	(117,995)
Distributions to noncontrolling interests	—	—	—	—	—	—	(57,904)	(57,904)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	9,072	9,072
Other noncontrolling interest transactions	—	—	852	—	—	852	4,314	5,166
Stock-based plan activity	443	5	37,193	—	—	37,198	—	37,198
Repurchase of common stock	(203)	(2)	2	—	(9,718)	(9,718)	—	(9,718)
BALANCE AS OF DECEMBER 31, 2016	139,258	$1,393	$38,317	$(496,669)	$3,582,150	$3,125,191	$117,640	$3,242,831
Net earnings	—	—	—	—	191,377	191,377	73,092	264,469
Other comprehensive income (loss)	—	—	—	94,427	—	94,427	(796)	93,631
Dividends ($0.84 per share)	—	—	374	—	(118,596)	(118,222)	—	(118,222)
Distributions to noncontrolling interests	—	—	—	—	—	—	(47,215)	(47,215)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	6,397	6,397
Other noncontrolling interest transactions	—	—	1,610	—	—	1,610	971	2,581
Stock-based plan activity	660	6	47,921	—	—	47,927	—	47,927
BALANCE AS OF DECEMBER 31, 2017	139,918	$1,399	$88,222	$(402,242)	$3,654,931	$3,342,310	$150,089	$3,492,399
Net earnings	—	—	—	—	224,833	224,833	68,125	292,958
Cumulative adjustment for the adoption of ASC 606	—	—	—	—	(338,738)	(338,738)	(963)	(339,701)
Other comprehensive loss	—	—	—	(140,236)	—	(140,236)	(2,239)	(142,475)
Dividends ($0.84 per share)	—	—	153	—	(118,869)	(118,716)	—	(118,716)
Distributions to noncontrolling interests	—	—	—	—	—	—	(63,523)	(63,523)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	5,128	5,128
Other noncontrolling interest transactions	—	—	5,329	—	—	5,329	(1,748)	3,581
Stock-based plan activity	833	8	38,413	—	—	38,421	—	38,421
Repurchase of common stock	(1,097)	(11)	(50,011)	—	—	(50,022)	—	(50,022)
BALANCE AS OF DECEMBER 31, 2018	139,654	$1,396	$82,106	$(542,478)	$3,422,157	$2,963,181	$154,869	$3,118,050
See Notes to Consolidated Financial Statements.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Major Accounting Policies
Principles of Consolidation
The financial statements include the accounts of Fluor Corporation and its subsidiaries (the "company"). The company frequently forms joint ventures or partnerships with unrelated third parties primarily for the execution of single contracts or projects. The company assesses its joint ventures and partnerships at inception to determine if any meet the qualifications of a variable interest entity ("VIE") in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation." If a joint venture or partnership is a VIE and the company is the primary beneficiary, the joint venture or partnership is fully consolidated (see Note 18 below). For construction partnerships and joint ventures, unless full consolidation is required, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting in the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The cost and equity methods of accounting are also used, depending on the company's respective ownership interest and amount of influence on the entity, as well as other factors. At times, the company also executes projects through collaborative arrangements for which the company recognizes its relative share of revenue and cost.
All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts disclosed in 2017 and 2016 have been reclassified to conform to the 2018 presentation. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this annual report on Form 10-K.
In the first quarter of 2018, the company adopted Accounting Standards Update ("ASU") 2014-09 (ASC Topic 606), "Revenue from Contracts with Customers" using the modified retrospective method in which the new guidance was applied retrospectively to contracts that were not completed as of January 1, 2018. Results for the year ended December 31, 2018 have been presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with previous guidance. See Note 3 for a further discussion of the adoption and the impact on the company’s financial statements.
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
Marketable Securities
Marketable securities consist of time deposits placed with investment grade banks with original maturities greater than three months, which by their nature are typically held-to-maturity, and are classified as such because the company has the intent and ability to hold them to maturity. Held-to-maturity securities are carried at amortized cost. From time to time, the company also holds investments in debt securities which are classified as available-for-sale because the investments may be sold prior to their maturity date. Available-for-sale securities are carried at fair value. The cost of securities sold is determined by using the specific identification method. Marketable securities are assessed for other-than-temporary impairment.
Revenue Recognition

Engineering and construction contracts. The company recognizes engineering and construction contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Engineering and construction contracts are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. The company recognizes revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. The percentage-of-completion method (an input method) is the most faithful depiction of the company’s performance because it directly measures the value of the services transferred to the customer.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost of revenue includes an allocation of depreciation and amortization. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is acting as a principal rather than as an agent (i.e., the company integrates the materials, labor and equipment into the deliverables promised to the customer). Customer-furnished materials are only included in revenue and cost when the contract includes construction activity and the company has visibility into the amount the customer is paying for the materials or there is a reasonable basis for estimating the amount. The company recognizes revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Revenue on these uninstalled materials is recognized when the cost is incurred (when control is transferred). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. As of December 31, 2018, the company had $26 million in pre-contract costs classified as a current asset under contract assets on the Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on engineering and construction contracts are typically due within 30 to 45 days of billing, depending on the contract.

Service contracts. For service contracts (including maintenance contracts) in which the company has the right to consideration from the customer in an amount that corresponds directly with the value to the customer of the company’s performance completed to date, revenue is recognized when services are performed and contractually billable. For all other service contracts, the company recognizes revenue over time using the cost-to-cost percentage-of-completion method. Service contracts that include multiple performance obligations are segmented between types of services. For contracts with multiple performance obligations, the company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on service contracts that have not been billed to clients is classified as a current asset under contract assets on the Consolidated Balance Sheet. Amounts billed to clients in excess of revenue recognized on service contracts to date are classified as a current liability under contract liabilities. Customer payments on service contracts are typically due within 30 to 90 days of billing, depending on the contract.

Contract assets and liabilities. Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $1.1 billion and contract work in progress (typically for fixed-price contracts) of $493 million as of December 31, 2018. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $445 million and $337 million as of December 31, 2018 and 2017, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The company recognized revenue of $690 million during the year ended December 31, 2018 that was included in contract liabilities as of January 1, 2018. The company anticipates that substantially all incurred cost associated with contract assets as of December 31, 2018 will be billed and collected within one year.

Variable consideration. The nature of the company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders; award and incentive fees; and liquidated damages and penalties. The company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied.

Warranties. The company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the company’s work on a project. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Practical Expedients. If the company has a right to consideration from a customer in an amount that corresponds directly with the value of the company’s performance completed to date (a service contract in which the company bills a fixed amount for each hour of service provided), the company recognizes revenue in the amount to which it has a right to invoice for services performed. The company does not adjust the contract price for the effects of a significant financing component if the company expects, at contract inception, that the period between when the company transfers a service to a customer and when the customer pays for that service will be one year or less. The company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the company from its customers (use taxes, value added taxes, some excise taxes).
Research and Development
The company maintains a controlling interest in NuScale Power, LLC ("NuScale"), the operations of which are primarily research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. Since May 2014, NuScale has been receiving reimbursement from the U.S. Department of Energy ("DOE") for certain qualified expenditures under cost-sharing award agreements that require NuScale to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design development and certification. Costs associated with NuScale's research and development activities, net of qualifying reimbursements under the cost-sharing award, are expensed as incurred and reported in "Total cost of revenue" in the Consolidated Statement of Earnings. NuScale has submitted its design certification application to the U.S. Nuclear Regulatory Commission for review and approval of NuScale's small modular nuclear reactor commercial power plant design. Aside from the operations of NuScale, the company generally does not engage in significant research and development activities for new products and services.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Leasehold improvements are amortized over the shorter of their economic lives or the lease terms. Depreciation is calculated using the straight-line method over the following ranges of estimated useful service lives, in years:

	December 31,		Estimated Useful Service Lives
(cost in thousands)	2018	2017
Buildings	$340,171	$316,398	20 – 40
Building and leasehold improvements	167,949	177,306	6 – 20
Machinery and equipment	1,437,540	1,501,452	2 – 10
Furniture and fixtures	154,237	155,423	2 – 10
Goodwill and Intangible Assets
Goodwill is not amortized but is subject to annual impairment tests. Interim testing for impairment is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. When testing goodwill for impairment quantitatively, the company compares the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized. During the fourth quarter of 2018, the company completed its annual goodwill impairment test and quantitatively determined that none of the goodwill was impaired. The decrease in goodwill during 2018 was entirely related to foreign currency translation losses. Goodwill for each of the company's segments is presented in Note 19.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the gross carrying amount, accumulated amortization and net book value of acquired intangible assets as of December 31, 2018 and 2017, including the weighted average life of each major intangible asset class, in years:

	December 31, 2018			December 31, 2017			Weighted Average Life
(in thousands)	Gross Carrying Amount(1)	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (finite-lived)	$134,432	$(54,385)	$80,047	$141,259	$(37,885)	$103,374	8
Trade names (finite-lived)	8,580	(2,483)	6,097	9,017	(1,738)	7,279	13
Trade names (indefinite-lived)	50,032	—	50,032	53,004	—	53,004	—
In-process research and development (indefinite-lived)	16,900	—	16,900	16,900	—	16,900	—
Other (finite-lived)	13,564	(7,519)	6,045	13,400	(5,605)	7,795	10
Total intangible assets	$223,508	$(64,387)	$159,121	$233,580	$(45,228)	$188,352
(1) The decrease in the gross carrying amount of intangible assets during 2018 was entirely related to foreign currency translation losses.
Intangible assets with finite lives are amortized on a straight-line basis over the useful lives of those assets. The aggregate amortization expense for intangible assets with finite lives is expected to be $19 million during both 2019 and 2020, $18 million during 2021, and $17 million during both 2022 and 2023. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. Interim testing for impairment is also performed if indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. As of December 31, 2018, none of the company's intangible assets with indefinite lives were impaired. In-process research and development associated with the company's investment in NuScale is considered indefinite lived until the related technology is available for commercial use.
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
Derivatives and Hedging
The company limits exposure to foreign currency fluctuations in most of its engineering and construction contracts through provisions that require client payments in currencies corresponding to the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility, may subject the company to earnings volatility. In cases where financial exposure is identified, the company generally implements a hedging strategy utilizing derivatives instruments or hedging instruments to mitigate the risk. The company's hedging instruments are designated as either fair value or cash flow hedges in accordance with ASC 815, "Derivatives and Hedging." The

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, its risk management objectives and strategies for undertaking the hedge transaction, and the initial quantitative assessment of the hedging instrument's effectiveness in offsetting changes in the fair value of the hedged items. The company subsequently assesses hedge effectiveness qualitatively, unless the facts and circumstances of the hedge relationship change to an extent that the company can no longer assert qualitatively that the hedge is highly effective. The fair values of all hedging instruments are recognized as assets or liabilities at the balance sheet date. For fair value hedges, the change in the fair value of the hedging instrument is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the hedging instrument's gain or loss due to changes in fair value is recorded as a component of accumulated other comprehensive income (loss) ("AOCI") and is reclassified into earnings when the hedged item settles. For derivatives that are not designated or do not qualify as hedging instruments, the change in the fair value of the derivative is offset against the change in the fair value of the underlying asset or liability through earnings. The company does not enter into derivative instruments for speculative purposes. Under ASC 815, in certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. If an embedded foreign currency derivative is identified, the derivative is bifurcated from the host contract and the change in fair value is recognized through earnings. The company maintains master netting arrangements with certain counterparties to facilitate the settlement of derivative instruments; however, the company reports the fair value of derivative instruments on a gross basis.
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
Stock-Based Plans
The company’s executive stock-based plans provide for grants of nonqualified or incentive stock options, restricted stock units, restricted stock and performance-based units, including Value Driver Incentive ("VDI") units. All executive stock-based plans are administered by the Organization and Compensation Committee of the Board of Directors (the "Committee") comprised of outside directors.
The company applies the provisions of ASC 718, "Compensation — Stock Compensation," in its accounting and reporting for stock-based compensation. ASC 718 requires all stock-based payments to employees to be recognized in the income statement based on their fair values. All unvested stock options outstanding under the company's option plans have grant prices equal to the market price of the company's stock on the dates of grant. The fair value of restricted stock units and restricted stock represents the closing price of the company’s common stock on the date of grant discounted for post-vest holding periods, when applicable. The fair value of VDI units is determined by adjusting the closing price of the company’s common stock on the date of grant for any post-vest holding period discounts and for the effect of market conditions, when applicable.
Stock-based compensation expense is generally recognized over the required service period, or over a shorter period when employee retirement eligibility is a factor. All of the stock options, restricted stock units and stock-based VDI units granted in 2018, 2017 and 2016 can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718. However, from time to time, the company grants certain awards that may be settled in cash or company stock. These awards are classified as liabilities and remeasured at fair value at the end of each reporting period until the awards are settled.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recent Accounting Pronouncements
New accounting pronouncements implemented by the company during 2018 are discussed below or in the related notes, where appropriate.
In the fourth quarter of 2018, the company adopted ASU 2018-16, “Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” As a result, entities may designate changes in this rate as the hedged risk in hedges of interest rate risk for fixed-rate financial instruments. The adoption of ASU 2018-16 did not have any impact on the company’s financial position, results of operations or cash flows.
In the first quarter of 2018, the company adopted ASU 2014-09 (ASC Topic 606), “Revenue from Contracts with Customers” and related ASUs. See Note 3 for a further discussion of the adoption and the impact on the company’s financial statements.

In the first quarter of 2018, the company adopted ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends the Financial Accounting Standards Board’s ("FASB") hedge accounting model to enable entities to better portray their risk management activities in the financial statements. ASU 2017-12 expands an entity’s ability to hedge nonfinancial and financial risk components and eliminates the requirement to separately measure and report hedge ineffectiveness. The adoption of ASU 2017-12 did not have a material impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2018, the company adopted ASU 2017-09, “Compensation - Stock Compensation (ASC Topic 718): Scope of Modification Accounting,” which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The adoption of ASU 2017-09 did not have any impact on the company’s financial position, results of operations or cash flows.

In the first quarter of 2018, the company adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented separately from the service cost component. As a result of the adoption of ASU 2017-07, the service cost component of net periodic pension expense has been presented in “Total cost of revenue” and the other components of net periodic pension expense have been presented in “Corporate general and administrative expense” on the Consolidated Statement of Earnings in 2018. Amounts in 2017 and 2016 have not been reclassified to conform to the new presentation as the impact to the results of operations was not material. The adoption of ASU 2017-07 did not have any impact on the company’s financial position or cash flows.

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

In the first quarter of 2018, the company adopted ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 amends the guidance in ASC 230, which often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities, and has resulted in diversity in practice in how certain cash receipts and cash payments are classified. The adoption of ASU 2016-15 did not have any impact on the company’s cash flows.

In the first quarter of 2018, the company adopted ASU 2016-01, “Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to recognize any changes in fair value

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in net income unless the investments qualify for a practicability exception. The adoption of ASU 2016-01 did not have any impact on the company’s financial position, results of operations or cash flows.
New accounting pronouncements requiring implementation in future periods are discussed below.
In November 2018, the FASB issued ASU 2018-18, “Clarifying the Interaction between Topic 808 and Topic 606.” This ASU clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. ASU 2018-18 is effective for interim and annual reporting periods beginning after December 15, 2019. Management does not expect the adoption of ASU 2018-18 to have a material impact on the company’s financial position, results of operations or cash flows.

In October 2018, the FASB issued ASU 2018-17, “Targeted Improvements to Related Party Guidance for Variable Interest Entities.” This ASU amends the guidance for determining whether a decision-making fee is a variable interest. ASU 2018-17 is effective for interim and annual reporting periods beginning after December 15, 2019. Management does not expect the adoption of ASU 2018-17 to have a material impact on the company’s financial position, results of operations or cash flows.
In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rules under SEC Release No. 33-10532, Disclosure Update and Simplification. The final rules amend the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. The analysis should reconcile the beginning and ending balances of each caption in stockholders’ equity for each period in which an income statement is presented. The final rules are effective on November 5, 2018. Therefore, the company will include a consolidated statement of changes in equity in its interim financial statements beginning with the first quarter of 2019.
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
In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU amends ASC 715 to add, remove and clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. Management does not expect the adoption of ASU 2018-14 to have any impact on the company’s financial position, results of operations or cash flows.
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU amends ASC 820 to add, remove and modify certain disclosure requirements for fair value measurements. For example, public companies will now be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. Management does not expect the adoption of ASU 2018-13 to have any impact on the company’s financial position, results of operations or cash flows.
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which gives entities the option to reclassify the tax effects stranded in accumulated other comprehensive income as a result of the enactment of comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act, to retained earnings. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Management is currently evaluating the impact that the adoption of ASU 2018-02 will have on the company’s financial position, results of operations and cash flows.
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

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the FASB issued ASU 2016-02, “Leases (ASC Topic 842)” which amends the existing guidance on accounting for leases. Topic 842 was further clarified and amended within ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20. The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheet for leases with terms greater than twelve months or leases that contain a purchase option that is reasonably certain to be exercised. Lessees will classify leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Topic 842 is effective for interim and annual reporting periods beginning after December 15, 2018. The company will adopt Topic 842 during the first quarter of 2019 using the modified retrospective method that will result in a cumulative effect adjustment to retained earnings as of the date of adoption. The new guidance will be applied to leases that exist or are entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements. The company expects to utilize the package of practical expedients in ASC 842-10-65-1(f) that, upon adoption of Topic 842, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases. The company also expects to utilize the practical expedient in ASC 842-10-65-1(gg) in which an entity need not assess whether existing land easements not previously accounted for as leases contain a lease under ASC 842. The company is in the final stages of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for leases under the new guidance. Based on the most recent assessment of existing leases, the adoption of Topic 842 is expected to result in a cumulative effect adjustment as of January 1, 2019 to increase retained earnings by a range of $10 million to $30 million primarily from the recognition of previously deferred gains associated with a sale-leaseback transaction, as allowed under ASC 842-10-65-1(ee). Management is continuing to assess the values of the right-of-use assets and lease liabilities that will be included on the balance sheet as of January 1, 2019. Management does not expect the adoption of Topic 842 to have a material impact on the company's results of operations or cash flows.

3.	Revenue Recognition
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

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The decrease in retained earnings primarily resulted from a change in the manner in which the company determines the unit of account for its projects (i.e., performance obligations). Under the previous guidance, the company typically segmented revenue and margin recognition between the engineering and construction phases of its contracts. Upon adoption of ASC Topic 606, engineering and construction contracts are generally accounted for as a single unit of account (a single performance obligation), resulting in a more constant recognition of revenue and margin over the term of the contract. In accordance with ASU 2017-13, certain of the company’s unconsolidated partnerships and joint ventures will not adopt ASC Topic 606 until the fourth quarter of 2019, at which time the company will record a cumulative effect adjustment which is not expected to be significant.

The following tables present how the adoption of ASC Topic 606 affected certain line items in the Consolidated Statement of Earnings:

	Year Ended December 31, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Total revenue	$19,035,074	$131,525	$19,166,599
Total cost of revenue	18,501,168	(4,493)	18,496,675
Corporate general and administrative expense	145,681	2,277	147,958
Interest expense	77,179	—	77,179
Interest income	(36,965)	—	(36,965)
Earnings before taxes	348,011	133,741	481,752
Income tax expense	162,346	26,448	188,794
Net earnings	185,665	107,293	292,958
Net earnings attributable to noncontrolling interests	63,793	4,332	68,125
Net earnings attributable to Fluor Corporation	121,872	102,961	224,833

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents how the adoption of ASC Topic 606 affected certain line items in the Consolidated Balance Sheet:

	As of December 31, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Accounts and notes receivable, net	$1,582,515	$(48,176)	$1,534,339
Contract assets (previously presented as contract work in progress)	1,595,131	(50,150)	1,544,981
Investments	946,565	(8,075)	938,490
Deferred tax assets	273,644	68,482	342,126
Other assets	326,855	(10,858)	315,997
Contract liabilities (previously presented as advance billings on contracts)	669,491	186,457	855,948
Other accrued liabilities	392,723	(11,422)	381,301
Noncurrent liabilities	582,844	(1,335)	581,509
Accumulated other comprehensive loss	(552,458)	9,980	(542,478)
Retained earnings	3,657,767	(235,610)	3,422,157
Noncontrolling interests	151,716	3,153	154,869

The following table presents how the adoption of ASC Topic 606 affected certain line items in the Consolidated Statement of Cash Flows:

	Year Ended December 31, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$185,665	$107,293	292,958
(Earnings) loss from equity method investments, net of distributions	5,473	(4,493)	980
Deferred taxes	50,383	20,211	70,594
Changes in operating assets and liabilities	(174,711)	(123,011)	(297,722)
Cash provided by operating activities	162,164	—	162,164

Remaining Unsatisfied Performance Obligations

The company’s remaining unsatisfied performance obligations (“RUPO”) as of December 31, 2018 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The company had $38 billion in RUPO as of December 31, 2018.

The company estimates that its RUPO as of December 31, 2018 will be satisfied over the following periods (in millions):

Within 1 year	$14,877
1 to 2 years	11,110
Thereafter	11,875
Total remaining unsatisfied performance obligations	$37,862

Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregation of Revenue

Revenue disaggregated by reportable segment and geographic area where the work was performed for the year ended December 31, 2018, 2017 and 2016 is presented in Note 19.

4.	Other Comprehensive Income (Loss)
ASC 220, "Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The company reports the cumulative foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and derivative contracts, ownership share of equity method investees’ other comprehensive income (loss), and adjustments related to defined benefit pension and postretirement plans, as components of accumulated other comprehensive income (loss).
The tax effects of the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2018			2017			2016
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(116,023)	$16,214	$(99,809)	$110,291	$(35,867)	$74,424	$(102,707)	$38,327	$(64,380)
Ownership share of equity method investees' other comprehensive income (loss)	12,118	(3,176)	8,942	(1,163)	462	(701)	8,734	(2,698)	6,036
Defined benefit pension and postretirement plan adjustments	(59,920)	7,329	(52,591)	22,052	(6,443)	15,609	(5,518)	381	(5,137)
Unrealized gain (loss) on derivative contracts	1,490	(1,216)	274	7,593	(2,850)	4,743	(1,064)	402	(662)
Unrealized gain (loss) on available-for-sale securities	1,134	(425)	709	(711)	267	(444)	332	(125)	207
Total other comprehensive income (loss)	(161,201)	18,726	(142,475)	138,062	(44,431)	93,631	(100,223)	36,287	(63,936)
Less: Other comprehensive loss attributable to noncontrolling interests	(2,239)	—	(2,239)	(796)	—	(796)	(42)	—	(42)
Other comprehensive income (loss) attributable to Fluor Corporation	$(158,962)	$18,726	$(140,236)	$138,858	$(44,431)	$94,427	$(100,181)	$36,287	$(63,894)

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in AOCI balances by component (after-tax) for the year ended December 31, 2018 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2017	$(211,177)	$(32,614)	$(152,058)	$(5,684)	$(709)	$(402,242)
Other comprehensive income (loss) before reclassifications	(97,570)	7,986	(77,209)	(5,207)	—	(172,000)
Amount reclassified from AOCI	—	956	24,618	5,481	709	31,764
Net other comprehensive income (loss)	(97,570)	8,942	(52,591)	274	709	(140,236)
Balance as of December 31, 2018	$(308,747)	$(23,672)	$(204,649)	$(5,410)	$—	$(542,478)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2017	$(1,462)	$—	$—	$—	$—	$(1,462)
Other comprehensive income (loss) before reclassifications	(2,239)	—	—	—	—	(2,239)
Amount reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive income (loss)	(2,239)	—	—	—	—	(2,239)
Balance as of December 31, 2018	$(3,701)	$—	$—	$—	$—	$(3,701)
The changes in AOCI balances by component (after-tax) for the year ended December 31, 2017 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2016	$(286,449)	$(31,913)	$(167,667)	$(10,375)	$(265)	$(496,669)
Other comprehensive income (loss) before reclassifications	75,272	(2,001)	11,456	5,499	(497)	89,729
Amount reclassified from AOCI	—	1,300	4,153	(808)	53	4,698
Net other comprehensive income (loss)	75,272	(701)	15,609	4,691	(444)	94,427
Balance as of December 31, 2017	$(211,177)	$(32,614)	$(152,058)	$(5,684)	$(709)	$(402,242)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2016	$(614)	$—	$—	$(52)	$—	$(666)
Other comprehensive income (loss) before reclassifications	(848)	—	—	13	—	(835)
Amount reclassified from AOCI	—	—	—	39		39
Net other comprehensive income (loss)	(848)	—	—	52	—	(796)
Balance as of December 31, 2017	$(1,462)	$—	$—	$—	$—	$(1,462)

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in AOCI balances by component (after-tax) for the year ended December 31, 2016 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2015	$(222,569)	$(37,949)	$(162,530)	$(9,255)	$(472)	$(432,775)
Other comprehensive income (loss) before reclassifications	(63,880)	6,036	(9,888)	(5,943)	312	(73,363)
Amount reclassified from AOCI	—	—	4,751	4,823	(105)	9,469
Net other comprehensive income (loss)	(63,880)	6,036	(5,137)	(1,120)	207	(63,894)
Balance as of December 31, 2016	$(286,449)	$(31,913)	$(167,667)	$(10,375)	$(265)	$(496,669)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2015	$(114)	$—	$—	$(510)	$—	$(624)
Other comprehensive income (loss) before reclassifications	(500)	—	—	159	—	(341)
Amount reclassified from AOCI	—	—	—	299		299
Net other comprehensive income (loss)	(500)	—	—	458	—	(42)
Balance as of December 31, 2016	$(614)	$—	$—	$(52)	$—	$(666)
During 2018 and 2016, functional currency exchange rates for most of the company's international operations weakened against the U.S. dollar, resulting in unrealized translation losses. During 2017, functional currency exchange rates for most of the company's international operations strengthened against the U.S. dollar, resulting in unrealized translation gains.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statement of Earnings are as follows:

	Location in Consolidated Statements of Earnings	Year Ended December 31,
(in thousands)		2018	2017	2016
Component of AOCI:
Ownership share of equity method investees' other comprehensive loss	Total cost of revenue	$(1,297)	$(1,713)	$—
Income tax benefit	Income tax expense	341	413	—
Net of tax		$(956)	$(1,300)	$—

Defined benefit pension plan adjustments	Various accounts(1)	$(28,730)	$(6,638)	$(7,602)
Income tax benefit	Income tax expense	4,112	2,485	2,851
Net of tax		$(24,618)	$(4,153)	$(4,751)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Various accounts(2)	$(6,540)	$2,956	$(6,388)
Interest rate contracts	Interest expense	(1,678)	(1,678)	(1,678)
Income tax benefit (net)	Income tax expense	2,737	(509)	2,944
Net of tax:		(5,481)	769	(5,122)
Less: Noncontrolling interests	Net earnings attributable to noncontrolling interests	—	(39)	(299)
Net of tax and noncontrolling interests		$(5,481)	$808	$(4,823)

Unrealized gain (loss) on available-for-sale securities	Corporate general and administrative expense	$(1,134)	$(85)	$168
Income tax benefit (net)	Income tax expense	425	32	(63)
Net of tax		$(709)	$(53)	$105
_______________________________________________________________________________

(1)
Defined benefit pension plan adjustments were reclassified to "Corporate general and administrative expense" in 2018 and to "Total cost of revenue" and "Corporate general and administrative expense" in 2017 and 2016.

(2)	Gains and losses on commodity and foreign currency derivative contracts were reclassified to "Total cost of revenue" and "Corporate general and administrative expense" in 2018, 2017 and 2016.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Consolidated Statement of Cash Flows
The changes in operating assets and liabilities as shown in the Consolidated Statement of Cash Flows are comprised of:

	Year Ended December 31,
(in thousands)	2018	2017	2016
(Increase) decrease in:
Accounts and notes receivable, net	$(40,785)	$162,655	$(337,775)
Contract assets	(166,955)	140,556	(72,419)
Other current assets	168,021	(138,638)	19,311
Other assets	(23,737)	(3,944)	250,332
Increase (decrease) in:
Trade accounts payable	176,335	(137,441)	200,480
Contract liabilities	(298,517)	60,808	43,985
Accrued liabilities	(74,302)	(65,207)	40,088
Other liabilities	(37,782)	(30,688)	(8,609)
Increase (decrease) in cash due to changes in operating assets and liabilities	$(297,722)	$(11,899)	$135,393
Cash paid during the year for:
Interest	$66,514	$61,560	$72,057
Income taxes (net of refunds)	(28,408)	175,045	164,836

6.	Income Taxes
The 2017 Tax Act, which was enacted on December 22, 2017, reduced the U.S. federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. In addition, the 2017 Tax Act assessed a one-time transition tax on earnings of non-U.S. subsidiaries that have not been taxed previously in the U.S., and created new taxes on certain future foreign sourced earnings. Under the 2017 Tax Act, companies generally are not subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries and are not permitted foreign tax credits related to such dividends.
As of December 31, 2017 the company had not fully completed its accounting for the tax effects of the 2017 Tax Act. Accordingly, the company’s provision for income taxes for the year ended December 31, 2017 was based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. As a result, the company recorded a provisional $37 million income tax expense in the fourth quarter of 2017. The company completed its analysis of the effects of the 2017 Tax Act in the fourth quarter of 2018 based upon the guidance, interpretations and data available as of December 31, 2018 and recorded an immaterial adjustment primarily related to the one-time transition tax.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax expense (benefit) included in the Consolidated Statement of Earnings from continuing operations is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$(10,186)	$(119,875)	$120,798
Foreign	113,988	145,064	95,198
State and local	14,398	(3,503)	11,067
Total current	118,200	21,686	227,063
Deferred:
Federal	17,325	15,720	58,601
Foreign	60,917	75,688	(65,656)
State and local	(7,648)	8,878	(857)
Total deferred	70,594	100,286	(7,912)
Total income tax expense	$188,794	$121,972	$219,151
A reconciliation of U.S. statutory federal income tax expense to income tax expense is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
U.S. statutory federal tax expense	$101,168	$135,255	$191,310
Increase (decrease) in taxes resulting from:
State and local income taxes	(11,413)	6,326	5,785
Other permanent items, net	15,294	(1,072)	(11,101)
Global Intangible Low-Taxed Income	10,248	—	—
Worthless stock	—	(15,175)	—
Noncontrolling interests	(9,036)	(25,582)	(16,117)
Foreign losses, net	6,297	(1,055)	24,288
Valuation allowance, net	79,168	22,860	6,978
Statute expirations and tax authority settlements	—	—	(13,280)
Revaluation due to Section 987 tax law change	—	—	24,156
Impact of tax reform	(1,373)	37,423	—
International restructuring	—	(46,295)	—
Other, net	(1,559)	9,287	7,132
Total income tax expense	$188,794	$121,972	$219,151

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$45,443	$28,410
Employee time-off accrual	59,192	58,500
Project and non-project reserves	13,967	40,966
Revenue recognition	12,211	—
Net operating loss carryforward	190,591	184,517
U.S. foreign tax credit carryforward	198,693	168,027
Other comprehensive loss	82,726	71,537
Other	69,898	66,286
Total deferred tax assets	672,721	618,243
Valuation allowance for deferred tax assets	(178,678)	(99,529)
Deferred tax assets, net	$494,043	$518,714
Deferred tax liabilities:
Book basis of property, equipment and other capital costs in excess of tax basis	(77,574)	(86,780)
Tax basis of investments in excess of book basis	(12,126)	—
Dividend withholding on unremitted non-U.S. earnings	(39,687)	(42,201)
Other	(22,530)	(73,261)
Total deferred tax liabilities	(151,917)	(202,242)
Deferred tax assets, net of deferred tax liabilities	$342,126	$316,472
As a result of the Tax Act, the company reported and paid tax on the majority of its previously unremitted foreign earnings. As of December 31, 2018, the company is indefinitely reinvested only with respect to unremitted earnings required to meet its working capital and long-term investment needs in the foreign jurisdictions within which it operates. Beyond those limits, the company expects current earnings are available for distribution. As of December 31, 2018, the company has recorded $37 million of deferred tax liabilities associated with earnings not considered indefinitely reinvested, primarily associated with foreign withholding and income taxes that would be incurred upon distribution. Deferred tax liabilities of approximately $44 million have not been recorded with respect to unremitted earnings that are considered indefinitely reinvested, again primarily associated with foreign withholding and income taxes that would be due upon remittance. The company has no intention of initiating any events that would lead to taxation of the earnings deemed indefinitely reinvested.
Certain international provisions introduced in the 2017 Tax Act became effective January 1, 2018. As part of these provisions, an accounting policy election is available to either account for the tax effects of certain taxes in the period that is subject to such taxes or to provide deferred taxes for book and tax differences that upon reversal may be subject to such taxes. The company elects to account for the effects of these provisions in the period that is subject to such tax.
The company had non-U.S. net operating loss carryforwards related to various jurisdictions of approximately $776 million as of December 31, 2018. Of the total losses, $525 million can be carried forward indefinitely and $251 million will begin to expire in various jurisdictions starting in 2019.
The company had U.S. foreign tax credits of approximately $199 million as of December 31, 2018, which will begin to expire in 2027.
The company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowance for 2018 and 2017 is primarily due to the deferred tax assets established for certain net

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating loss carryforwards and foreign tax credits. In 2018, the company recognized a charge to tax expense of $53 million to record a valuation allowance against the net deferred assets in the Netherlands and Belgium. In addition, the company took a charge of $26 million to record a valuation allowance against foreign tax credits. In 2017, the company released valuation allowances on branch net operating losses of $5 million.
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
The unrecognized tax benefits as of December 31, 2018 and 2017 were $46 million and $61 million, respectively, of which $6 million and $13 million, if recognized, would have favorably impacted the effective tax rates at the end of 2018 and 2017, respectively. The company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

(in thousands)	2018	2017
Balance at beginning of year	$60,656	$58,881
Change in tax positions of prior years	(4,297)	3,024
Change in tax positions of current year	—	—
Reduction in tax positions for statute expirations	(3,608)	—
Reduction in tax positions for audit settlements	(6,775)	(1,249)
Balance at end of year	$45,976	$60,656
The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The company had $9 million and $8 million of accrued interest and penalties as of December 31, 2018 and 2017, respectively.
U.S. and foreign earnings before taxes are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
United States	$(194,352)	$(222,979)	$(33,414)
Foreign	676,104	609,420	580,014
Total	$481,752	$386,441	$546,600
Earnings before taxes in the United States in 2018 were adversely affected by pre-tax charges totaling $188 million resulting from forecast revisions for estimated cost growth at a fixed-price, gas-fired power plant project. Earnings before taxes in the United States in 2017 were adversely affected by pre-tax charges totaling $260 million related to forecast revisions for estimated cost growth at three fixed-price, gas-fired power plants in the southeastern United States.

7.	Retirement Benefits
The company sponsors contributory and non-contributory defined contribution retirement and defined benefit pension plans for eligible employees worldwide.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Contribution Retirement Plans
Domestic and international defined contribution retirement plans are available to eligible salaried and craft employees. Contributions to defined contribution retirement plans are based on a percentage of the employee's eligible compensation. The company recognized expense of $150 million, $165 million and $167 million associated with contributions to its defined contribution retirement plans during 2018, 2017 and 2016, respectively.
Defined Benefit Pension Plans
Certain defined benefit pension plans are available to eligible international salaried employees. Contributions to defined benefit pension plans are at least the minimum amounts required by applicable regulations. Benefit payments under these plans are generally based upon length of service and/or a percentage of qualifying compensation.
The company's largest defined benefit pension plan in the Netherlands was closed to new participants on December 31, 2013. The company previously approved an amendment to freeze the accrual of future service-related benefits for eligible participants of the defined benefit pension plan in the United Kingdom as of April 1, 2011. In 2018, the company executed a buy-in policy contract (the "buy-in policy") with an insurance company to fully insure the benefits of the defined benefit pension plan in the U.K. The company does not anticipate any further material contributions to the U.K. plan.
Net periodic pension expense for the company's defined benefit pension plans included the following components:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Service cost	$17,999	$18,780	$19,507
Interest cost	21,820	22,525	26,435
Expected return on assets	(38,064)	(40,272)	(39,535)
Amortization of prior service credit	(935)	(828)	(813)
Recognized net actuarial loss	8,368	7,890	8,819
Loss on settlement	21,900	184	396
Net periodic pension expense	$31,088	$8,279	$14,809

As a result of the adoption of ASU 2017-07 in 2018, the service cost component of net periodic pension expense has been presented in “Total cost of revenue” and the other components of net periodic pension expense have been presented in “Corporate general and administrative expense” on the Consolidated Statement of Earnings for the year ended December 31, 2018. Amounts in 2017 and 2016 have not been reclassified to conform to the new presentation as the impact to the results of operations was not material.
During 2018, lump-sum distributions to participants of the defined benefit pension plan in the United Kingdom exceeded the sum of the service and interest cost components of net periodic pension cost. As a result, the company recorded a loss on partial pension settlement of $22 million during the year ended December 31, 2018 which was included in “Corporate general and administrative expense” in the Consolidated Statement of Earnings. The lump-sum distributions were funded by assets of the U.K. plan.

The ranges of assumptions indicated below cover defined benefit pension plans in the Netherlands, the United Kingdom, Germany and the Philippines and are based on the economic environment in each host country at the end of each respective annual reporting period. The discount rates for the defined benefit pension plans were determined primarily based on a hypothetical yield curve developed from the yields on high quality corporate and government bonds with durations consistent with the pension obligations in those countries. As a result of the buy-in exercise in 2018 (discussed above), the discount rate for the U.K. plan was determined based on the value of the buy-in policy (and corresponding benefit obligation) as of December 31, 2018. The expected long-term rate of return on asset assumptions utilizing historical returns, correlations and investment manager forecasts are established for all relevant asset classes including public international equities and government, corporate and other debt securities.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31,
	2018	2017	2016
For determining projected benefit obligation at year-end:
Discount rates	1.80-7.25%	1.90-5.50%	1.90-5.00%
Rates of increase in compensation levels	2.25-7.00%	2.25-7.00%	2.25-7.00%
For determining net periodic cost for the year:
Discount rates	1.90-5.50%	1.90-5.00%	1.90-5.50%
Rates of increase in compensation levels	2.25-7.00%	2.25-7.00%	2.25-7.00%
Expected long-term rates of return on assets	1.90-7.00%	1.90-7.40%	4.30-7.00%
The company evaluates the funded status of each of its retirement plans using the above assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, the company expects to contribute up to $15 million to its defined benefit pension plans in 2019, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities for the defined benefit pension plans would increase by approximately $49 million.
The following table sets forth the target allocations and the weighted average actual allocations of plan assets:

		December 31,
	2018 Target Allocation	2018	2017
Asset category:
Debt securities	40% - 50%	41%	68%
Equity securities	10% - 20%	16%	25%
Other	40% - 50%	43%	7%
Total		100%	100%
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
Equity securities are diversified across various industries and are comprised of common stocks of international companies as well as common or collective trusts with underlying investments in common and preferred stocks. Publicly traded corporate

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equity securities are valued based on the last trade or official close of an active market or exchange on the last business day of the plan's year. Securities not traded on the last business day are valued at the last reported bid price. As of both December 31, 2018 and 2017, direct investments in equity securities were concentrated in international securities.
Other is comprised of the buy-in policy discussed above, guaranteed investment contracts, foreign currency contracts, common or collective trusts and short-term investment funds. The initial fair value of the buy-in policy, which is a Level 3 asset, was equal to the premium paid to secure the policy (i.e., the fair value of the plan assets plus additional funding to execute the buy-in policy). The fair value of the buy-in policy mirrors the related benefit obligation, and is adjusted each reporting period based on changes in the prevailing market conditions that affect the benefit obligation (e.g., inflation, GILT yield), as well as benefits paid during the period. Guaranteed investment contracts are insurance contracts that guarantee a principal repayment and a stated rate of interest. The estimated fair value of these insurance contracts, which are also Level 3 assets, represents the discounted value of guaranteed benefit payments. The estimated fair value of foreign currency contracts is determined from broker quotes. Common or collective trusts hold underlying investments in a variety of asset classes including commodities and foreign currency contracts.
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
The company measures and reports assets and liabilities at fair value utilizing pricing information received from third parties. The company performs procedures to verify the reasonableness of pricing information received and valuation inputs and assumptions for significant assets and liabilities classified as Level 2 and Level 3.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the plan assets and liabilities of the company's defined benefit pension plans that are measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Equity securities:
Common stock	$4,390	$4,390	$—	$—	$4,806	$4,806	$—	$—
Debt securities:
Corporate bonds	475	—	475	—	155,337	—	155,337	—
Government securities	9,709	—	9,709	—	305,831	—	305,831	—
Repurchase agreements	835	—	835	—	—	—	—	—
Other:
Guaranteed investment contracts	19,302	—	—	19,302	21,030	—	—	21,030
Buy-in insurance policy	355,422	—	—	355,422	—	—	—	—
Foreign currency contracts and other	—	—	—	—	12,225	—	12,225	—
Liabilities:
Debt securities:
Repurchase agreements	—	—	—	—	(110,282)	—	(110,282)	—
Other:
Foreign currency contracts and other	—	—	—	—	(11,138)	—	(11,138)	—
Plan assets measured at fair value, net	$390,133	$4,390	$11,019	$374,724	$377,809	$4,806	$351,973	$21,030
Plan assets measured at net asset value:
CCTs — equity securities	152,663				265,647
CCTs — debt securities	386,212				380,419
CCTs — other	32,563				58,900
Plan assets not measured at fair value, net	2,718				3,431
Total plan assets, net	$964,289				$1,086,206

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

(in thousands)	2018	2017
Balance at beginning of year	$21,030	$19,075
Actual return on plan assets:
Assets still held at reporting date	(23,246)	3,388
Assets sold during the period	—	—
Acquisitions	—	—
Purchases	381,906	16
Sales	—	—
Settlements	(4,966)	(1,449)
Balance at end of year	$374,724	$21,030
The following table presents expected benefit payments related to the company's defined benefit pension plans:

(in thousands)
Year Ended December 31,
2019	$28,741
2020	29,863
2021	40,383
2022	30,684
2023	30,911
2024 — 2028	169,839

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Measurement dates for the company's defined benefit pension plans are December 31. The following table sets forth the change in projected benefit obligation, plan assets and funded status of the plans:

	December 31,
(in thousands)	2018	2017
Change in projected benefit obligation
Benefit obligation at beginning of year	$1,098,093	$987,989
Service cost	17,999	18,780
Interest cost	21,820	22,525
Employee contributions	3,487	3,112
Currency translation	(57,179)	118,411
Actuarial (gain) loss	23,077	(15,437)
Plan amendments	—	(1,058)
Benefits paid	(27,051)	(33,948)
Settlements	(59,613)	(2,281)
Projected benefit obligation at end of year	1,020,633	1,098,093
Change in plan assets
Plan assets at beginning of year	1,086,206	950,947
Actual return on plan assets	(28,742)	38,657
Company contributions	44,977	15,283
Employee contributions	3,487	3,112
Currency translation	(54,975)	114,436
Benefits paid	(27,051)	(33,948)
Settlements	(59,613)	(2,281)
Plan assets at end of year	964,289	1,086,206
Funded Status — (Under)/overfunded	$(56,344)	$(11,887)
Amounts recognized in the Consolidated Balance Sheet
Pension assets included in other assets	$2,409	$40,212
Pension liabilities included in other accrued liabilities	(1,647)	(2,208)
Pension liabilities included in noncurrent liabilities	(57,106)	(49,891)
Accumulated other comprehensive loss (pre-tax)	$280,707	$235,495
During 2019, approximately $10 million of the amount of accumulated other comprehensive loss shown above is expected to be recognized as components of net periodic pension expense.
Projected benefit obligations exceeded plan assets for all defined benefit pension plans as of December 31, 2018 and 2017, with the exception of the plan in the United Kingdom. In the aggregate, these plans had projected benefit obligations of $665 million and $702 million as of December 31, 2018 and 2017, respectively, and plan assets with a fair value of $606 million and $650 million as of December 31, 2018 and 2017, respectively.
The total accumulated benefit obligation for all defined benefit pension plans as of December 31, 2018 and 2017 was $959 million and $1.0 billion, respectively. As of December 31, 2018, the accumulated benefit obligation exceeded plan assets for certain defined benefit pension plans in the Netherlands, Germany and the Philippines. As of December 31, 2017, the accumulated benefit obligation exceeded plan assets for certain defined benefit pension plans in the Netherlands and Germany. In the aggregate, these plans had accumulated benefit obligations of $70 million and $56 million as of December 31, 2018 and 2017, respectively, and plan assets with a fair value of $36 million and $21 million as of December 31, 2018 and 2017, respectively.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Multiemployer Pension Plans
In addition to the company's defined benefit pension plans discussed above, the company participates in multiemployer pension plans for its union construction and maintenance craft employees. Contributions are based on the hours worked by employees covered under various collective bargaining agreements. Company contributions to these multiemployer pension plans were $30 million, $118 million and $108 million during 2018, 2017 and 2016, respectively. The significant decrease in contributions during 2018 primarily resulted from the cancellation of two nuclear power plant projects in the United States in 2017 and the substantial completion of three Energy & Chemicals projects in Canada by the end of 2017, all of which had substantial craft employees. The company is not aware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants. None of these multiemployer pension plans are individually significant to the company.
The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because the company is not responsible for the current or future funded status of these plans.

8.	Fair Value Measurements
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
The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$—	$—	$—	$—	$1,301	$701	$600	$—
Marketable securities, current(2)	—	—		—	57,783	—	57,783	—
Deferred compensation trusts(3)	26,690	26,690	—	—	23,256	23,256	—	—
Marketable securities, noncurrent(4)	—	—		—	113,622	—	113,622	—
Derivative assets(5)
Foreign currency contracts	17,346	—	17,346	—	29,766	—	29,766	—
Liabilities:
Derivative liabilities(5)
Foreign currency contracts	$18,342	$—	$18,342	$—	$29,127	$—	$29,127	$—
_______________________________________________________________________________

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

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(5)
See Note 9 for the classification of foreign currency contracts in the Consolidated Balance Sheet. Foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

The company's financial instruments presented in the table above included available-for-sale securities as of December 31, 2017. The available-for-sale securities are made up of the following security types as of December 31, 2017: money market funds of $1 million, U.S. agency securities of $3 million, U.S. Treasury securities of $69 million, corporate debt securities of $97 million and commercial paper of $3 million. The amortized cost of these available-for-sale securities was not materially different from the fair value. The company determined that there was no other-than-temporary impairment of available-for-sale securities with unrealized losses as of December 31, 2017. During 2018, 2017 and 2016, proceeds from sales and maturities of available-for-sale securities were $175 million, $159 million and $286 million, respectively.
The carrying values and estimated fair values of the company's financial instruments that are not required to be measured at fair value in the Consolidated Balance Sheet are as follows:

		December 31, 2018		December 31, 2017
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,091,868	$1,091,868	$1,104,316	$1,104,316
Cash equivalents(2)	Level 2	672,878	672,878	698,458	698,458
Marketable securities, current(3)	Level 2	214,828	214,828	103,351	103,351
Notes receivable, including noncurrent portion(4)	Level 3	32,645	32,645	26,006	26,006
Liabilities:
1.750% Senior Notes(5)	Level 2	$569,372	$589,864	$597,674	$622,277
3.375% Senior Notes(5)	Level 2	—	—	496,859	512,475
3.5% Senior Notes(5)	Level 2	494,280	484,790	493,320	513,480
4.250% Senior Notes(5)	Level 2	593,871	583,200	—	—
Other borrowings, including noncurrent portion(6)	Level 2	30,929	30,929	31,106	31,106
_______________________________________________________________________________

(1)	Cash consists of bank deposits. Carrying amounts approximate fair value.

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

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)
During 2018, the company issued $600 million of 4.250% Senior Notes and fully redeemed its 3.375% Senior Notes, as discussed in Note 10. The fair value of the 1.750% Senior Notes, 3.375% Senior Notes, 3.50% Senior Notes and 4.250% Senior Notes was estimated based on quoted market prices for similar issues.

(6)
Other borrowings primarily represent bank loans and other financing arrangements which mature within one year. The carrying amount of borrowings under these arrangements approximates fair value because of the short-term maturity.

9.	Derivatives and Hedging
As of December 31, 2018, the company had total gross notional amounts of $523 million of foreign currency contracts outstanding (primarily related to the British Pound, Kuwaiti Dinar, Indian Rupee, Philippine Peso, South Korean Won and Chinese Yuan) that were designated as hedging instruments. The foreign currency contracts are of varying duration, none of which extend beyond May 2021. There were no commodity contracts outstanding as of December 31, 2018.
The fair values of derivatives designated as hedging instruments under ASC 815 as of December 31, 2018 and 2017 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	December 31, 2018	December 31, 2017	Balance Sheet Location	December 31, 2018	December 31, 2017
Foreign currency contracts	Other current assets	$12,861	$18,667	Other accrued liabilities	$16,582	$19,046
Foreign currency contracts	Other assets	2,669	6,472	Noncurrent liabilities	1,698	8,654
Total		$15,530	$25,139		$18,280	$27,700

During 2017 and 2016, the company recognized a pre-tax gain of $5 million and a pre-tax loss of $3 million, respectively, in “Corporate general and administrative expense” associated with foreign currency contracts designated as fair value hedges. There were no fair value hedges outstanding as of December 31, 2018. The pre-tax amount of gain (loss) recognized in earnings associated with hedging instruments designated as fair value hedges offset the amount of gain (loss) recognized in earnings on the hedged items in the same location on the Consolidated Statement of Earnings.
The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with derivative instruments designated as cash flow hedges for the years ended December 31, 2018, 2017 and 2016 was as follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI				After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
Cash Flow Hedges (in thousands)	2018	2017	2016	Location of Gain (Loss)	2018	2017	2016
Commodity contracts	$—	$44	$401	Total cost of revenue	$—	$52	$(550)
Foreign currency contracts	(5,207)	5,455	(6,344)	Total cost of revenue	(4,432)	1,805	(3,224)
Interest rate contracts	—	—	—	Interest expense	(1,049)	(1,049)	(1,049)
Total	$(5,207)	$5,499	$(5,943)		$(5,481)	$808	$(4,823)
As of December 31, 2018, the company also had total gross notional amounts of $34 million of foreign currency contracts outstanding that were not designated as hedging instruments. These contracts primarily related to engineering and construction contract obligations denominated in nonfunctional currencies. As of December 31, 2018, the company had total gross notional amounts of $31 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. Net losses of $2 million associated with the company's derivatives and embedded derivatives were included in "Total cost of revenue" and “Corporate general and administrative expense” for the year ended December 31, 2018. Net gains of $1 million associated with the company's derivatives and embedded derivatives were included in "Total cost of revenue" and “Corporate general and administrative expense” for the year ended December 31, 2017. A gain of less than $0.1 million associated with the company's derivatives was included in "Total cost of revenue" for the year ended December 31, 2016.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Financing Arrangements
As of December 31, 2018, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of December 31, 2018, letters of credit and borrowings totaling $1.6 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company's subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.
Letters of credit are provided in the ordinary course of business primarily to indemnify the company's clients if the company fails to perform its obligations under its contracts. Surety bonds may be used as an alternative to letters of credit.
Consolidated debt consisted of the following:

	December 31,
(in thousands)	2018	2017
Current:
Other borrowings	$26,887	$27,361
Long-Term:
1.750% Senior Notes	$569,372	$597,674
3.375% Senior Notes	—	496,859
3.5% Senior Notes	494,280	493,320
4.250% Senior Notes	593,871	—
Other borrowings	4,042	3,745
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

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the second and third quarters of 2018, the company issued commercial paper to meet its short-term liquidity needs. All of the outstanding commercial paper was repaid in October 2018.
Other borrowings of $31 million as of both December 31, 2018 and 2017, primarily represent bank loans and other financing arrangements associated with Stork.
As of December 31, 2018, the company was in compliance with all of the financial covenants related to its debt agreements.

11.	Other Noncurrent Liabilities
The company has deferred compensation and retirement arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The deferrals can earn either market-based fixed or variable rates of return, at the option of the participants. As of December 31, 2018 and 2017, $334 million and $395 million, respectively, of obligations related to these plans were included in noncurrent liabilities. To fund these obligations, the company has established non-qualified trusts, which are classified as noncurrent assets. These trusts primarily hold company-owned life insurance policies, reported at cash surrender value, and marketable equity securities, reported at fair value. These trusts were valued at $329 million and $382 million as of December 31, 2018 and 2017, respectively. Periodic changes in the value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to obligations included in noncurrent liabilities which are also reflected in earnings.
The company maintains appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which the company provides accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. Other noncurrent liabilities included $56 million as of both December 31, 2018 and 2017, relating to these liabilities. For certain professional liability risks, the company's retention amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported because there is insufficient claims history or other reliable basis to support an estimated liability. The company believes that retained professional liability amounts are manageable risks and are not expected to have a material adverse impact on results of operations or financial position.

12.	Stock-Based Plans
Recorded compensation cost for stock-based payment arrangements, which is generally recognized on a straight-line basis, totaled $33 million, $26 million and $28 million for the years ended December 31, 2018, 2017 and 2016, respectively, net of recognized tax benefits of $10 million, $16 million and $17 million for the years ended 2018, 2017 and 2016, respectively.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes restricted stock unit, restricted stock and stock option activity:

	Restricted Stock Units or Restricted Stock		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2015	938,308	$63.62	3,971,526	$62.25
Granted	553,415	46.50	662,001	46.07
Expired or canceled	(16,298)	54.26	(63,229)	50.25
Vested/exercised	(443,062)	64.55	(88,917)	41.13
Outstanding as of December 31, 2016	1,032,363	$54.19	4,481,381	$60.45
Granted	402,783	54.88	1,103,817	55.35
Expired or canceled	(48,005)	51.58	(285,434)	63.07
Vested/exercised	(453,677)	59.89	(229,808)	40.82
Outstanding as of December 31, 2017	933,464	$51.85	5,069,956	$60.08
Granted	603,111	57.88	33,615	58.15
Expired or canceled	(38,365)	54.07	(352,624)	64.64
Vested/exercised	(513,078)	51.58	(161,562)	44.92
Outstanding as of December 31, 2018	985,132	$53.78	4,589,385	$60.25
Options exercisable as of December 31, 2018			3,686,189	$61.94
Remaining unvested options outstanding and expected to vest			867,068	$53.35
Restricted stock units are rights to receive shares subject to certain service and performance conditions as established by the Committee. The company's stock-based plans provide that restricted stock units and restricted stock awarded may not be sold or otherwise transferred until service-based restrictions have lapsed and any performance objectives have been attained. Generally, upon termination of employment, restricted stock units and restricted stock which have not vested are forfeited. Restricted stock units granted to executives in 2018, 2017 and 2016 generally vest ratably over three years. Restricted stock units granted to directors in 2018 vested immediately while restricted stock units granted to directors in 2017 and 2016 vested on the first anniversary of the grant. Restricted stock units awarded to directors in 2018 and 2017 and certain executives in 2017 and 2016 are subject to a post-vest holding period of three years. The fair value of restricted stock units and restricted stock represents the closing price of the company's common stock on the date of grant discounted for the post-vest holding period, when applicable. During 2018, 2017 and 2016, compensation expense related to restricted stock units of $30 million, $21 million and $27 million, respectively, was included in "Corporate general and administrative expense" in the Consolidated Statement of Earnings. The fair value of restricted stock units and shares that vested during 2018, 2017 and 2016 was $28 million, $25 million and $22 million, respectively. The balance of unamortized restricted stock expense as of December 31, 2018 was $11 million, which is expected to be recognized over a weighted-average period of 1.3 years.
Stock option grant amounts and award dates are established by the Committee. The exercise price of options represents the closing price of the company's common stock on the date of grant. The options granted in 2018, 2017 and 2016 vest ratably over three years and expire 10 years after the grant date. Stock option expense during 2018, 2017 and 2016, which was included in "Corporate general and administrative expense" in the Consolidated Statement of Earnings, totaled $4 million, $13 million and $10 million, respectively. The aggregate intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during 2018, 2017 and 2016 was $2 million, $2 million and $1 million, respectively. The balance of unamortized stock option expense as of December 31, 2018 was $1 million, which is expected to be recognized over a weighted-average period of 0.9 years.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of options on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	December 31,
	2018	2017
Weighted average grant date fair value	$14.87	$14.23
Expected life of options (in years)	5.3	5.8
Risk-free interest rate	2.7%	2.3%
Expected volatility	28.2%	27.8%
Expected annual dividend per share	$0.84	$0.84
The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility.
Information related to options outstanding as of December 31, 2018 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share
$30.46 - $35.00	53,021	0.2	$30.46	53,021	0.2	$30.46
$42.75 - $62.50	3,658,953	6.0	56.72	2,755,757	5.4	57.82
$70.76 - $79.19	877,411	4.3	76.79	877,411	4.3	76.79
	4,589,385	5.6	$60.25	3,686,189	5.0	$61.94
As of December 31, 2018, both options outstanding and options exercisable had an aggregate intrinsic value of less than $0.1 million.
During 2018, 2017 and 2016,VDI units totaling 206,598; 249,204; and 296,052, respectively, were awarded to executives. These awards vest after a period of approximately three years and contain annual performance conditions for each of the three years of the vesting period. The performance targets for each year are generally established in the first quarter of that year. Under ASC 718, performance-based awards are not deemed granted for accounting purposes until performance targets have been established. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the three year vesting period. During 2018, units totaling 68,866; 72,601; and 90,931 under the 2018 , 2017 and 2016 VDI plans, respectively, were granted at weighted-average grant date fair values of $66.38 per share, $56.19 per share and $52.21 per share, respectively. VDI units awarded in 2017 and 2016 are subject to a post-vest holding period of three years. The fair value of VDI units is determined by adjusting the closing price of the company’s common stock on the date of grant for any post-vest holding period discounts and for the effect of market conditions, when applicable. For VDI units awarded in 2018 and 2017, the number of units is adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the VDI award agreement. For VDI units awarded in 2016, the number of units is adjusted at the end of each performance period based only on the achievement of certain performance targets. VDI units awarded in 2018, 2017 and 2016 can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718. Compensation expense of $9 million, $8 million and $8 million related to stock-based VDI units was included in "Corporate general and administrative expense" in 2018, 2017 and 2016, respectively. The balance of unamortized compensation expense associated with VDI units as of December 31, 2018 was $1 million, which is expected to be recognized over a weighted-average period of 0.8 years. During 2017 and 2016, the company paid $26 million and $17 million for fully vested VDI awards granted in 2014 and 2013, respectively, that were settled in cash.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Earnings Per Share
Basic EPS is calculated by dividing net earnings attributable to Fluor Corporation by the weighted average number of common shares outstanding during the period. Potentially dilutive securities include employee stock options, restricted stock units and shares and VDI units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method. As a result of the adoption of ASU 2016-09 in the first quarter of 2017, the excess tax benefits and tax deficiencies that were previously recorded to additional paid-in capital have been excluded from the hypothetical proceeds used to calculate the repurchase of shares under the treasury stock method in 2018 and 2017.
The calculations of the basic and diluted EPS for the years ended December 31, 2018, 2017 and 2016 under the treasury stock method are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Net earnings attributable to Fluor Corporation	$224,833	$191,377	$281,401
Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,413	139,761	139,171
Basic earnings per share	$1.60	$1.37	$2.02
Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,413	139,761	139,171
Diluted effect:
Employee stock options, restricted stock units and shares and VDI units	859	1,132	1,741
Weighted average diluted shares outstanding	141,272	140,893	140,912
Diluted earnings per share	$1.59	$1.36	$2.00
Anti-dilutive securities not included above	4,183	4,706	3,843
During the years ended December 31, 2018 and 2016, the company repurchased and canceled 1,097,126 and 202,650 shares of its common stock, respectively, under its stock repurchase program for $50 million and $10 million, respectively.

14.	Lease Obligations
The company's lease obligations relate primarily to office facilities, equipment used in connection with long-term construction contracts and other personal property. Net rental expense amounted to $360 million, $144 million and $152 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net rental expense increased in 2018 when compared to 2017 and 2016, primarily due to facility and equipment lease costs incurred for the power restoration project in Puerto Rico.
The company's obligations for minimum rentals under non-cancellable operating leases (including project-related lease agreements that are fully reimbursable by the client) are as follows:

Year Ended December 31,	(in thousands)
2019	$89,700
2020	73,200
2021	50,600
2022	31,600
2023	22,100
Thereafter	50,100
The company recognized $4 million of deferred gains during each year of 2018, 2017 and 2016 associated with a sale-leaseback transaction involving two office buildings during 2015. These gains were included in corporate general and administrative expense in the Consolidated Statement of Earnings. The company expects to recognize the remaining deferred gain of $38 million as a cumulative effect adjustment to retained earnings as of January 1, 2019, upon the adoption of ASC 842.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Noncontrolling Interests
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
As required by ASC 810-10-45, the company has separately disclosed on the face of the Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the years ended December 31, 2018, 2017 and 2016, net earnings attributable to noncontrolling interests were $68 million, $73 million and $46 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were $7 million for the year ended December 31, 2018. Income taxes associated with earnings attributable to noncontrolling interests were immaterial for the years ended December 31, 2017 and 2016. Distributions paid to noncontrolling interests were $64 million, $47 million and $58 million for the years ended December 31, 2018, 2017 and 2016, respectively. Capital contributions by noncontrolling interests were $5 million, $6 million and $9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

16.	Contingencies and Commitments
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
In May 2018, purported shareholders filed complaints against Fluor Corporation and certain of its current and former executives in the United States District Court for the Northern District of Texas. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired Fluor common stock from August 14, 2013 through May 3, 2018, and seek to recover damages arising from alleged violations of federal securities laws. In December 2018, the court appointed co-lead plaintiffs and co-lead counsel. It is anticipated that the co-lead plaintiffs will file a consolidated complaint no later than March 2019, after which it is anticipated the company will respond, likely with a motion to dismiss the matter. While no assurance can be given as to the ultimate outcome of this matter, the company believes that the claims asserted in the complaint are without merit.
In September 2018, two separate purported shareholders' derivative actions were filed against the members of the Board of Directors of Fluor Corporation, a past Board member and the estate of a past Board member, as well as certain of Fluor’s executives in the Texas District Court for Dallas County, Texas. Fluor Corporation is named as a nominal defendant in the actions. These derivative actions purport to assert claims on behalf of Fluor Corporation and largely make the same allegations as contained in the securities class action matter discussed above and seek similar relief. In October 2018, the court consolidated the two actions and later issued an initial scheduling order. The parties are conferring on the schedule and a possible stay of the case until the company's motion to dismiss is ruled upon in the securities class action matter. While no assurance can be given as to the ultimate outcome of this matter, the company does not believe it is probable that a loss will be incurred.
Fluor Australia Ltd., a wholly-owned subsidiary of the company ("Fluor Australia"), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. ("Santos") involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court against Fluor Australia, asserting various causes of action and seeking damages of approximately AUD $1.47 billion. Santos has joined Fluor Corporation to the matter on the basis of a parent company guarantee issued for the project. The company believes that the claims asserted by Santos are without merit and is vigorously defending these claims. While no assurance can be given as to the ultimate outcome of this matter, the company does not believe it is probable that a loss will be incurred. Accordingly, the company has not recorded a charge as a result of this action.
Other Matters
The company has made claims arising from the performance under its contracts. The company recognizes revenue for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on claims using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim,

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company's performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Similarly, the company recognizes disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. The company periodically evaluates its positions and amounts recognized with respect to all its claims and back charges. As of December 31, 2018 and 2017, the company had recorded $166 million and $124 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract assets. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $18 million as of both December 31, 2018 and 2017. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 606.
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

17.	Guarantees
In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $19 billion as of December 31, 2018. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of December 31, 2018 and 2017 in accordance with ASC 460, "Guarantees," and the carrying value of the liability was not material.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.

18.	Partnerships and Joint Ventures
In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in "Accounts and notes receivable, net" on the Consolidated Balance Sheet were $154 million and $83 million as of December 31, 2018 and 2017, respectively. Notes receivable from unconsolidated partnerships and joint ventures included in "Accounts and notes receivable, net" and "Other assets" on the Consolidated Balance Sheet were $27 million and $22 million as of December 31, 2018 and 2017, respectively.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For unconsolidated construction partnerships and joint ventures, the company generally recognizes its proportionate share of revenue, cost and profit in its Consolidated Statement of Earnings and uses the one-line equity method of accounting on the Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The company also executes projects through collaborative arrangements for which the company recognizes its relative share of revenue and cost. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company's investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $921 million and $830 million as of December 31, 2018 and 2017, respectively, and were classified under "Investments" and "Other accrued liabilities" on the Consolidated Balance Sheet. The following is a summary of aggregate, unaudited balance sheet data for these unconsolidated entities where the company's investment is presented as a one-line equity method investment: As of December 31, 2018, current assets of $6.1 billion, noncurrent assets of $2.4 billion, current liabilities of $3.1 billion and noncurrent liabilities of $3.3 billion; as of December 31, 2017, current assets of $3.7 billion, noncurrent assets of $1.7 billion, current liabilities of $2.1 billion and noncurrent liabilities of $1.7 billion. Additionally, the following is a summary of aggregate, unaudited income statement data for unconsolidated partnerships and joint ventures where the equity method of accounting is used to recognize the company's share of net earnings or losses of investees: Revenue of $1.5 billion, $1.5 billion and $1.6 billion for 2018, 2017 and 2016, respectively; cost of revenue of $1.3 billion, $1.4 billion and $1.5 billion for 2018, 2017 and 2016, respectively; and net earnings of $35 million, $26 million and $30 million for 2018, 2017 and 2016, respectively.
In February 2016, the company made an initial cash investment of $350 million in COOEC Fluor Heavy Industries Co., Ltd. ("CFHI"), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has a 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China's Guangdong province. The company made additional investments of $26 million, $26 million and $62 million in 2018, 2017 and 2016, respectively, and has a future funding commitment of $26 million that is expected to be paid in the fourth quarter of 2019.
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
The net carrying value of the unconsolidated VIEs classified under "Investments" and "Other accrued liabilities" on the Consolidated Balance Sheet was a net asset of $273 million and $216 million as of December 31, 2018 and 2017, respectively. Some of the company's VIEs have debt; however, such debt is typically non-recourse in nature. The company's maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of December 31, 2018 for the unconsolidated VIEs were $81 million.
In some cases, the company is required to consolidate certain VIEs. As of December 31, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.3 billion and $825 million, respectively. As

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of December 31, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $700 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.
The company has agreements with certain VIEs to provide financial or performance assurances to clients. See Note 17 for a further discussion of such agreements.

19.	Operations by Business Segment and Geographic Area
The company provides professional services in the fields of engineering, procurement, construction, fabrication and modularization, operations, maintenance and asset integrity, and project management, on a global basis and serves a diverse set of industries worldwide.
During the first quarter of 2018, the company changed the composition of its reportable segments to align them with the manner in which the chief executive officer manages the business and allocates resources. The operations of the company’s mining and metals business, previously included in the Energy & Chemicals segment, have been included in the Mining, Industrial, Infrastructure & Power segment. The company now reports its operating results in the following four reportable segments: Energy & Chemicals; Mining, Industrial, Infrastructure & Power; Government; and Diversified Services. Segment operating information for 2017 and 2016, and assets for 2017 have been recast to reflect these changes.
The Energy & Chemicals segment focuses on opportunities in the upstream, midstream, downstream, chemical, petrochemical, offshore and onshore oil and gas production, liquefied natural gas and pipeline markets. This segment has long served a broad spectrum of industries as an integrated solutions provider offering a full range of design, engineering, procurement, construction, fabrication and project management services. The revenue of a single Energy & Chemicals customer and its affiliates amounted to 17 percent, 13 percent and 10 percent of the company's consolidated revenue during the years ended December 31, 2018, 2017 and 2016, respectively.
The Mining, Industrial, Infrastructure & Power segment provides design, engineering, procurement, construction and project management services to the mining and metals, transportation, life sciences, advanced manufacturing and power sectors. The operations of NuScale Power, LLC, which is managed as a separate operating segment, have been aggregated with the Mining, Industrial, Infrastructure & Power segment for financial reporting purposes.
The Government segment provides engineering, construction, logistics, base and facilities operations and maintenance, contingency response and environmental and nuclear services to the U.S. government and governments abroad. The percentage of the company's consolidated revenue from work performed for various agencies of the U.S. government was 18 percent, 15 percent and 13 percent during the years ended December 31, 2018, 2017 and 2016, respectively.
The Diversified Services segment provides a wide array of asset services, asset integrity services, equipment solutions and staffing services around the world.
The reportable segments follow the same accounting policies as those described in Major Accounting Policies (Note 1). Management evaluates a segment's performance based upon segment profit. The company incurs cost and expenses and holds certain assets at the corporate level which relate to its business as a whole. Certain of these amounts have been charged to the company's business segments by various methods, largely on the basis of usage. Total assets not allocated to segments and held in "Corporate and other" primarily include cash, marketable securities, income-tax related assets, pension assets, deferred compensation trust assets and corporate property, plant and equipment.
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

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Information by Segment

	Year Ended December 31,
(in millions)	2018	2017(1)	2016(1)
External revenue
Energy & Chemicals	$7,698.2	$8,565.8	$9,250.0
Mining, Industrial, Infrastructure & Power	5,186.1	5,178.4	4,598.7
Government	3,772.0	3,232.7	2,720.0
Diversified Services	2,510.3	2,544.1	2,467.8
Total external revenue	$19,166.6	$19,521.0	$19,036.5
Segment profit (loss)
Energy & Chemicals	$337.2	$424.9	$366.4
Mining, Industrial, Infrastructure & Power	(13.6)	(141.0)	170.9
Government	178.6	127.9	85.1
Diversified Services	99.6	133.6	121.9
Total segment profit	$601.8	$545.4	$744.3

Depreciation of fixed assets
Energy & Chemicals	$—	$—	$—
Mining, Industrial, Infrastructure & Power	9.7	4.7	3.9
Government	3.9	2.8	2.3
Diversified Services	124.2	137.6	139.5
Corporate and other	59.8	61.0	65.4
Total depreciation of fixed assets	$197.6	$206.1	$211.1
Capital expenditures
Energy & Chemicals	$—	$—	$—
Mining, Industrial, Infrastructure & Power	26.0	27.7	2.2
Government	7.3	4.2	2.1
Diversified Services	87.8	187.1	153.1
Corporate and other	89.9	64.1	78.5
Total capital expenditures	$211.0	$283.1	$235.9
Total assets
Energy & Chemicals	$1,525.1	$1,674.2
Mining, Industrial, Infrastructure & Power	1,318.7	1,067.3
Government	822.7	732.0
Diversified Services	1,841.0	2,120.4
Corporate and other	3,406.1	3,733.8
Total assets	$8,913.6	$9,327.7
Goodwill
Energy & Chemicals	$12.6	$12.6
Mining, Industrial, Infrastructure & Power	17.1	17.8
Government	58.0	58.0
Diversified Services	445.9	476.3
Total goodwill	$533.6	$564.7

(1) Prior period amounts have not been adjusted for the adoption of ASC Topic 606 under the modified retrospective method.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Energy & Chemicals.  Segment profit in 2018 and 2017 was adversely affected by pre-tax charges totaling $133 million (or $0.89 per diluted share) and $44 million (or $0.20 per diluted share), respectively, for estimated cost and schedule impacts on a fixed-price, downstream project. The company is in the process of finalizing certain close-out matters with the customer, including final assessments of change orders and liquidated damages. The company’s forecast is based on its assessment of the probable resolution of these close-out matters, which if not achieved, could result in additional adjustments. Segment profit in 2018 was further affected by pre-tax charges totaling $40 million (or $0.23 per diluted share) resulting from forecast revisions for estimated cost growth on a fixed-price, offshore project. Segment profit in 2016 was adversely affected by pre-tax charges totaling $265 million (or $1.20 per diluted share) resulting from cost growth on a petrochemicals project in the United States.
Total assets in the Energy & Chemicals segment as of December 31, 2018 included aged and disputed accounts receivable of $108 million related to a cost reimbursable, chemicals project in the Middle East. As of February 2019, management continues to pursue collection of these amounts from the customer and does not believe that the customer has a contractual basis for withholding payment. The company does not believe it is probable that losses will be incurred in excess of amounts reserved for this matter.
Mining, Industrial, Infrastructure & Power.  Segment profit in 2018 was adversely affected by pre-tax charges totaling $188 million (or $1.02 per diluted share) resulting from forecast revisions for estimated cost growth at a fixed-price, gas-fired power plant project. These charges were largely offset by a pre-tax gain of $125 million (or $0.74 per diluted share) associated with the sale of the company’s interest in a joint venture in the United Kingdom. Segment profit in 2017 was also adversely affected by pre-tax charges totaling $260 million (or $1.18 per diluted share) resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects in the southeastern United States.
The company is currently in a dispute with a customer over costs totaling approximately $110 million that were allegedly incurred by the customer in connection with one of the gas-fired power plant projects discussed above. The customer has withheld payment of certain invoices outstanding as of December 31, 2018 and drew down in January 2019 on a letter of credit issued on behalf of the company. The company believes that certain of the customer’s claims are without merit and is vigorously pursuing recovery of the amounts from the customer. Based upon its evaluation as of December 31, 2018, the company does not believe it is probable that a loss will be incurred in excess of amounts reserved for this matter.
Segment profit for all periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment profit were $74 million, $76 million and $92 million during 2018, 2017 and 2016, respectively. NuScale expenses for 2018, 2017 and 2016 were reported net of qualified reimbursable expenses of $62 million, $48 million and $57 million, respectively. (See Note 1 for a further discussion of the cost-sharing agreements between NuScale and the DOE.)
Total assets in the Mining, Industrial, Infrastructure & Power segment as of December 31, 2018 included accounts receivable related to two subcontracts with Westinghouse Electric Company LLC ("Westinghouse") to manage the construction workforce at two nuclear power plant projects in South Carolina ("V.C. Summer") and Georgia ("Plant Vogtle"). On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was canceled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of December 31, 2018 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. The company has filed mechanic's liens in South Carolina against the property of the owner of the V.C. Summer project for amounts due for pre-petition services rendered to Westinghouse. Based on the company's evaluation of available information, the company does not expect the close-out of these projects to have a material impact on the company's results of operations.
Government. The company is a subcontractor to a commercial client on a U.S. government project where the company’s forecast is based on its assessment of the probable resolution of certain change orders submitted to the client which are currently under discussion, and if not achieved, could adversely affect revenue and segment profit.
Diversified Services.  During 2018, 2017 and 2016, intercompany revenue for the Diversified Services segment, excluded from the amounts shown above, was $453 million, $589 million and $524 million, respectively.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of total segment profit to earnings before taxes is as follows:

Reconciliation of Total Segment Profit to Earnings Before Taxes	Year Ended December 31,
(in millions)	2018	2017	2016
Total segment profit	$601.8	$545.4	$744.3
Corporate general and administrative expense	(148.0)	(192.2)	(191.1)
Interest income (expense), net	(40.1)	(39.9)	(52.6)
Earnings attributable to noncontrolling interests	68.1	73.1	46.0
Earnings before taxes	$481.8	$386.4	$546.6
Corporate general and administrative expense.  Significant items that affected corporate general and administrative expense included: Foreign currency exchange gains and (losses) of $33 million, ($21 million) and $35 million in 2018, 2017 and 2016, respectively; partial pension settlement expenses of $22 million in 2018; organizational realignment expenses (primarily severance and facility exit costs) of $10 million, $20 million and $38 million in 2018, 2017 and 2016, respectively; and transaction and integration costs associated with the Stork acquisition of $25 million in 2016.
Operating Information by Geographic Area
Engineering services for international projects are often performed within the United States or a country other than where the project is located. Revenue associated with these services has been classified within the geographic area where the work was performed.

	External Revenue Year Ended December 31,			Total Assets As of December 31,
(in millions)	2018	2017 (1)	2016 (1)	2018	2017
United States	$8,306.2	$10,071.1	$9,891.9	$4,267.9	$4,808.1
Canada	361.6	1,447.5	2,170.1	339.2	490.5
Asia Pacific (includes Australia)	1,536.3	985.5	1,010.2	550.0	729.3
Europe	4,883.0	4,358.3	3,372.1	2,171.0	2,238.0
Central and South America	1,988.2	968.2	1,006.2	1,018.9	675.0
Middle East and Africa	2,091.3	1,690.4	1,586.0	566.6	386.8
Total	$19,166.6	$19,521.0	$19,036.5	$8,913.6	$9,327.7

(1)	Prior year amounts have not been adjusted for the adoption of ASC Topic 606 under the modified retrospective method.
Non-Operating (Income) Expense
Non-operating expenses (net of income) of $0.5 million and $1 million were included in "Corporate general and administrative expense" in 2018 and 2016, respectively. Non-operating income (net of expenses) of $6 million was included in "Corporate general and administrative expense" in 2017.

20.	Acquisition of Stork Holding B.V.
On March 1, 2016 ("the acquisition date"), the company acquired 100 percent of Stork for an aggregate purchase price of €695 million (or approximately $756 million), including the assumption of debt and other liabilities. Stork, based in the Netherlands, is a global provider of maintenance, modification and asset integrity services associated with large existing industrial facilities in the oil and gas, chemicals, petrochemicals, industrial and power markets. The company paid €276 million (or approximately $300 million) in cash consideration. The company borrowed €200 million (or approximately $217 million) under its $1.7 billion Revolving Loan and Letter of Credit Facility, and paid €76 million (or approximately $83 million) of cash on hand to initially finance the Stork acquisition. The €200 million borrowed under the $1.7 billion Revolving Loan and Letter of Credit Facility was subsequently repaid from the net proceeds of the 2016 Notes.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Year Ended
(in thousands)	December 31, 2016
Pro forma revenue	$19,262,991
Pro forma net earnings attributable to Fluor Corporation	283,705

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018
Revenue	$4,823.8	$4,883.8	$4,658.0	$4,801.0
Cost of revenue	4,766.0	4,673.6	4,432.2	4,624.9
Earnings (loss) before taxes	(9.1)	183.6	146.5	160.8
Net earnings (loss)	(12.1)	131.2	96.0	77.9
Net earnings (loss) attributable to Fluor Corporation	(17.6)	114.8	77.3	50.3
Earnings (loss) per share
Basic	$(0.13)	$0.82	$0.55	$0.36
Diluted	(0.13)	0.81	0.55	0.36
Year ended December 31, 2017
Revenue	$4,835.9	$4,716.1	$4,941.6	$5,027.4
Cost of revenue	4,685.9	4,684.1	4,720.1	4,812.4
Earnings (loss) before taxes	93.4	(23.9)	165.4	151.5
Net earnings (loss)	77.4	(6.6)	112.9	80.8
Net earnings (loss) attributable to Fluor Corporation	60.6	(24.0)	94.5	60.3
Earnings (loss) per share
Basic	$0.43	$(0.17)	$0.68	$0.43
Diluted	0.43	(0.17)	0.67	0.43
_______________________________________________________________________________
Net earnings in the first, second, third and fourth quarters of 2018 were adversely affected by pre-tax charges totaling $125 million (or $0.69 per diluted share), $16 million (or $0.09 per diluted share), $35 million (or $0.19 per diluted share) and $12 million (or $0.06 per diluted share), respectively, resulting from forecast revisions for estimated cost growth at a fixed-price, gas-fired power plant project. Net earnings in the second, third and fourth quarters of 2018 were adversely affected by pre-tax charges totaling $67 million (or $0.47 per diluted share), $46 million (or $0.30 per diluted share) and $20 million (or $0.11 per diluted share), respectively, for estimated cost and schedule impacts on a fixed-price, downstream project. Net earnings in the fourth quarter of 2018 was further affected by pre-tax charges totaling $40 million (or $0.23 per diluted share) resulting from forecast revisions for estimated cost growth on a fixed-price, offshore project. Net earnings in the third quarter of 2018 benefitted from the sale of the company's interest in a joint venture in the United Kingdom which resulted in a gain of $125 million (or $0.68 per diluted share).
Net earnings in the first, second and fourth quarters of 2017 were adversely affected by pre-tax charges totaling $25 million (or $0.11 per diluted share), $194 million (or $0.89 per diluted share), and $41 million (or $0.19 per diluted share), respectively, resulting from forecast revisions for estimated cost growth at three fixed-price, gas-fired power plant projects in the southeastern United States. Net earnings in the second, third and fourth quarters of 2017 were adversely affected by pre-tax charges totaling $6 million (or $0.03 per diluted share), $9 million (or $0.04 per diluted share), and $29 million (or $0.13 per diluted share), respectively, resulting from forecast revisions for estimated cost increases on a downstream project. Additionally, net earnings in the fourth quarter of 2017 were adversely affected by $37 million (or $0.27 per diluted share) related to tax reform legislation enacted in 2017 in the United States.