Form 10-Q
period 2019-03-31
FLUOR CORP
filed 2019-05-02
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	FLR	New York Stock Exchange
As of April 26, 2019, 139,927,317 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
UNAUDITED

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018

TOTAL REVENUE	$4,192,747	$4,823,770

TOTAL COST OF REVENUE	4,131,060	4,765,975

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	61,051	57,271
Restructuring and other exit costs	27,368	—
Interest expense	18,637	17,112
Interest income	(12,976)	(7,533)
Total cost and expenses	4,225,140	4,832,825

EARNINGS (LOSS) BEFORE TAXES	(32,393)	(9,055)
INCOME TAX EXPENSE	10,915	3,006

NET EARNINGS (LOSS)	(43,308)	(12,061)

LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	15,118	5,529

NET EARNINGS (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$(58,426)	$(17,590)

BASIC EARNINGS (LOSS) PER SHARE	$(0.42)	$(0.13)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.42)	$(0.13)

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	139,776	140,099
DILUTED	139,776	140,099

DIVIDENDS DECLARED PER SHARE	$0.21	$0.21
See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2019	2018

NET EARNINGS (LOSS)	$(43,308)	$(12,061)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	41,870	26,358
Ownership share of equity method investees’ other comprehensive income (loss)	(2,322)	4,981
Defined benefit pension and postretirement plan adjustments	2,064	1,176
Unrealized gain (loss) on derivative contracts	3,457	(3,602)
Unrealized gain on available-for-sale securities	—	709
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	45,069	29,622

COMPREHENSIVE INCOME	1,761	17,561

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	15,603	5,869

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$(13,842)	$11,692
See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in thousands, except share and per share amounts)	March 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($478,410 and $391,635 related to variable interest entities (“VIEs”))	$1,805,777	$1,764,746
Marketable securities, current ($80,249 and $202,481 related to VIEs)	98,733	214,828
Accounts and notes receivable, net ($203,951 and $214,339 related to VIEs)	1,380,475	1,534,339
Contract assets ($388,580 and $350,814 related to VIEs)	1,588,034	1,544,981
Other current assets ($6,680 and $15,660 related to VIEs)	369,589	381,999
Total current assets	5,242,608	5,440,893

Property, plant and equipment (“PP&E”) ((net of accumulated depreciation of $1,237,066 and $1,220,802) (net PP&E of $44,836 and $41,479 related to VIEs))	985,754	1,013,732
Goodwill	535,051	533,585
Investments	937,456	938,490
Deferred taxes	363,872	342,126
Deferred compensation trusts	354,961	328,814
Other assets ($42,217 and $26,578 related to VIEs)	622,012	315,997
TOTAL ASSETS	$9,041,714	$8,913,637

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($522,229 and $475,018 related to VIEs)	$1,543,478	$1,638,891
Short-term borrowings	35,922	26,887
Contract liabilities ($204,744 and $271,692 related to VIEs)	868,950	855,948
Accrued salaries, wages and benefits ($34,278 and $28,478 related to VIEs)	659,578	649,486
Other accrued liabilities ($42,182 and $49,997 related to VIEs)	419,965	381,301
Total current liabilities	3,527,893	3,552,513

LONG-TERM DEBT DUE AFTER ONE YEAR	1,650,927	1,661,565
NONCURRENT LIABILITIES	746,969	581,509
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 140,108,765 and 139,653,824 shares in 2019 and 2018, respectively	1,399	1,396
Additional paid-in capital	94,456	82,106
Accumulated other comprehensive loss	(497,894)	(542,478)
Retained earnings	3,354,352	3,422,157
Total shareholders’ equity	2,952,313	2,963,181
Noncontrolling interests	163,612	154,869
Total equity	3,115,925	3,118,050
TOTAL LIABILITIES AND EQUITY	$9,041,714	$8,913,637
See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(43,308)	$(12,061)
Adjustments to reconcile net earnings (loss) to cash provided (utilized) by operating activities:
Depreciation of fixed assets	45,264	51,907
Amortization of intangibles	4,567	4,747
(Earnings) loss from equity method investments, net of distributions	2,115	1,854
Gain on sale of property, plant and equipment	(1,858)	(2,153)
Amortization of stock-based awards	13,242	13,917
Deferred compensation trust	(26,145)	1,025
Deferred compensation obligation	28,584	930
Deferred taxes	(25,549)	(37,920)
Net retirement plan accrual (contributions)	(3,577)	(5,235)
Changes in operating assets and liabilities	(13,928)	(151,051)
Other items	3,117	(1,962)
Cash utilized by operating activities	(17,476)	(136,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(8,180)	(44,868)
Proceeds from the sales and maturities of marketable securities	124,299	175,784
Capital expenditures	(48,172)	(65,082)
Proceeds from disposal of property, plant and equipment	10,720	16,494
Investments in partnerships and joint ventures	(12,001)	(15,574)
Other items	1,090	128
Cash provided by investing activities	67,756	66,882

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(30,005)	(30,242)
Distributions paid to noncontrolling interests	(10,152)	(23,226)
Capital contributions by noncontrolling interests	4,767	365
Taxes paid on vested restricted stock	(3,549)	(5,455)
Stock options exercised	1,466	4,019
Other items	7,653	(3,440)
Cash utilized by financing activities	(29,820)	(57,979)
Effect of exchange rate changes on cash	20,571	8,978
Increase (decrease) in cash and cash equivalents	41,031	(118,121)
Cash and cash equivalents at beginning of period	1,764,746	1,804,075
Cash and cash equivalents at end of period	$1,805,777	$1,685,954
See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	139,918	$1,399	$88,222	$(402,242)	$3,654,931	$3,342,310	$150,089	$3,492,399
Net earnings (loss)	—	—	—	—	(17,590)	(17,590)	5,529	(12,061)
Cumulative adjustment for the adoption of ASC 606	—	—	—	—	(338,738)	(338,738)	(963)	(339,701)
Other comprehensive income	—	—	—	29,282	—	29,282	340	29,622
Dividends ($0.21 per share)	—	—	(88)	—	(29,766)	(29,854)	—	(29,854)
Distributions to noncontrolling interests	—	—	—	—	—	—	(23,226)	(23,226)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	365	365
Other noncontrolling interest transactions	—	—	880	—	—	880	862	1,742
Stock-based plan activity	680	7	10,014	—	—	10,021	—	10,021
BALANCE AS OF MARCH 31, 2018	140,598	$1,406	$99,028	$(372,960)	$3,268,837	$2,996,311	$132,996	$3,129,307

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	139,654	$1,396	$82,106	$(542,478)	$3,422,157	$2,963,181	$154,869	$3,118,050
Net earnings (loss)	—	—	—	—	(58,426)	(58,426)	15,118	(43,308)
Cumulative adjustment for the adoption of ASC 842	—	—	—	—	20,544	20,544	—	20,544
Other comprehensive income	—	—	—	44,584	—	44,584	485	45,069
Dividends ($0.21 per share)	—	—	218	—	(29,923)	(29,705)	—	(29,705)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,152)	(10,152)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	4,767	4,767
Other noncontrolling interest transactions	—	—	1,035	—	—	1,035	(1,475)	(440)
Stock-based plan activity	455	3	11,097	—	—	11,100	—	11,100
BALANCE AS OF MARCH 31, 2019	140,109	$1,399	$94,456	$(497,894)	$3,354,352	$2,952,313	$163,612	$3,115,925

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(1)    Principles of Consolidation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 10-K"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2019 may not necessarily be indicative of results that can be expected for the full year.
The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of March 31, 2019 and December 31, 2018 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

In the first quarter of 2019, the company adopted Accounting Standards Update (“ASU”) 2016-02 (ASC Topic 842), “Leases” using the modified retrospective method in which the new guidance was applied to leases that existed or were entered into on or after January 1, 2019. Results for the reporting period beginning on January 1, 2019 have been presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with previous guidance. See Note 3 for further discussion of the adoption and the impact on the company’s financial statements.
(2)    Recent Accounting Pronouncements
New accounting pronouncements implemented by the company during the first quarter of 2019 are discussed below or in the related notes, where appropriate.

In the first quarter of 2019, the company adopted ASU 2016-02 (ASC Topic 842), “Leases” and related ASUs. See Note 3 for further discussion of the adoption and the impact on the company’s financial statements.
In the first quarter of 2019, the company adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” under which the company did not elect to reclassify the income tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the enactment of comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act. As a result, there was no impact on the company’s financial position, results of operations or cash flows.
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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." The amendments in this ASU replace the incurred loss impairment methodology in current practice with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Management is continuing to assess the impact of adopting ASU 2016-13 on the company’s financial position, results of operations and cash flows.
The company adopted ASU 2014-09 (ASC Topic 606), “Revenue from Contracts with Customers” in the first quarter of 2018. See the 2018 10-K for a further discussion of the adoption and the impact on the company’s financial statements. In accordance with ASU 2017-13, certain of the company’s unconsolidated partnerships and joint ventures will not adopt ASC Topic 606 until the fourth quarter of 2019, at which time the company expects to record a cumulative effect adjustment which is not expected to be significant.
(3)    Leases

On January 1, 2019, the company adopted ASC Topic 842, “Leases,” including the following ASUs: ASU 2016-02, ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01. The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheet for leases with terms greater than 12 months or leases that contain a purchase option that is reasonably certain to be exercised. Lessees are now required to classify leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

The company elected to utilize the package of practical expedients in ASC 842-10-65-1(f) that, upon adoption of ASC 842, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases. The company elected to utilize the practical expedient in ASC 842-10-65-1(gg) in which an entity need not assess whether existing land easements not previously accounted for as leases contain a lease under ASC 842. The company also elected to utilize the practical expedient in ASC 842-10-15-37 in which the company has chosen to account for each separate lease component of a contract and its associated nonlease components as a single lease component.

The company adopted ASC 842 using the modified retrospective method, and accordingly, the new guidance was applied retrospectively to leases that existed as of January 1, 2019 (the date of initial application). As a result, the company has recorded total right-of-use assets of $282 million, total current lease liabilities of $72 million, total noncurrent lease liabilities of $222 million and a cumulative effect adjustment to increase retained earnings by $21 million (net of deferred taxes of $6 million) as of January 1, 2019. The increase in retained earnings primarily resulted from the recognition of previously deferred gains associated with two sale and leaseback transactions, as allowed under ASC 842-10-65-1(ee). The adoption of ASC 842 did not have a material impact on the company’s results of operations or any impact on the company’s cash flows.

The company’s right-of use assets and lease liabilities primarily relate to office facilities, equipment used in connection with long-term construction contracts and other personal property. Certain of the company’s facility and equipment leases include one or more options to renew, with renewal terms that can extend the lease term up to 10 years. The exercise of lease renewal options is at the company’s discretion. Renewal periods are included in the expected lease term if they are reasonably certain of being exercised by the company. Certain leases also include options to purchase the leased property. None of the company’s lease agreements contain material residual value guarantees or material restrictions or covenants.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Long-term leases (leases with terms greater than 12 months) are recorded on the consolidated balance sheet at the present value of the minimum lease payments not yet paid. The company uses its incremental borrowing rate to determine the present value of the lease when the rate implicit in the lease is not readily determinable. Certain lease contracts contain nonlease components such as maintenance, utilities, fuel and operator services. The company has made an accounting policy election, as allowed under ASC 842-10-15-37 and discussed above, to capitalize both the lease component and nonlease components of its contracts as a single lease component for all of its right-of-use assets. From time to time, certain service or purchase contracts may contain an embedded lease.

Short-term leases (leases with an initial term of 12 months or less or leases that are cancelable by the lessee and lessor without significant penalties) are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term. The majority of the company’s short-term leases relate to equipment used on construction projects. These leases are entered into at agreed upon hourly, daily, weekly or monthly rental rates for an unspecified duration and typically have a termination for convenience provision. Such equipment leases are considered short-term in nature unless it is reasonably certain that the equipment will be leased for a term greater than 12 months.

The components of lease expense for the three months ended March 31, 2019 were as follows:

Lease Cost / (Sublease Income)	Three Months Ended March 31, 2019
(in thousands)
Operating lease cost	$22,406
Finance lease cost
Amortization of right-of-use assets	393
Interest on lease liabilities	18
Variable lease cost(1)	4,546
Short-term lease cost	36,286
Sublease income	(11,108)
Total lease cost	$52,541

(1)	Primarily relates to rent escalation due to cost of living indexation and payments for property taxes, insurance or common area maintenance based on actual assessments.

Information related to the company’s right-of use assets and lease liabilities as of March 31, 2019 was as follows:

Lease Assets / Liabilities	Balance Sheet Classification	March 31, 2019
(in thousands)
Right-of-use assets
Operating lease assets	Other assets	$312,262
Finance lease assets	Other assets	1,504
Total right-of-use assets		$313,766
Lease liabilities
Operating lease liabilities, current	Other accrued liabilities	$67,428
Operating lease liabilities, noncurrent	Noncurrent liabilities	255,190
Finance lease liabilities, current	Other accrued liabilities	1,009
Finance lease liabilities, noncurrent	Noncurrent liabilities	947
Total lease liabilities		$324,574

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Supplemental information related to the company’s leases for the three months ended March 31, 2019 was as follows:

Three Months Ended March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,570
Operating cash flows from finance leases	18
Financing cash flows from finance leases	428
Right-of-use assets obtained in exchange for new operating lease liabilities	51,240
Right-of-use assets obtained in exchange for new finance lease liabilities	—
Weighted-average remaining lease term - operating leases	6.97 years
Weighted-average remaining lease term - finance leases	1.94 years
Weighted-average discount rate - operating leases	3.45%
Weighted-average discount rate - finance leases	3.27%

Total remaining lease payments under both the company’s operating and finance leases are as follows:

Year Ended December 31,	Operating Leases	Finance Leases
(in thousands)
Remainder of 2019	$59,119	$1,140
2020	72,084	757
2021	52,926	111
2022	42,317	—
2023	34,940	—
Thereafter	100,766	—
Total lease payments	$362,152	$2,008
Less: Interest	(39,534)	(52)
Present value of lease liabilities	$322,618	$1,956

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(4)    Other Comprehensive Income (Loss)
The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$43,884	$(2,014)	$41,870	$26,918	$(560)	$26,358
Ownership share of equity method investees’ other comprehensive income (loss)	(3,495)	1,173	(2,322)	6,259	(1,278)	4,981
Defined benefit pension and postretirement plan adjustments	2,210	(146)	2,064	1,517	(341)	1,176
Unrealized gain (loss) on derivative contracts	4,634	(1,177)	3,457	(4,530)	928	(3,602)
Unrealized gain on available-for-sale securities	—	—	—	1,134	(425)	709
Total other comprehensive income	47,233	(2,164)	45,069	31,298	(1,676)	29,622
Less: Other comprehensive income attributable to noncontrolling interests	485	—	485	340	—	340
Other comprehensive income attributable to Fluor Corporation	$46,748	$(2,164)	$44,584	$30,958	$(1,676)	$29,282
The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended March 31, 2019 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2018	$(308,747)	$(23,672)	$(204,649)	$(5,410)	$(542,478)
Other comprehensive income (loss) before reclassifications	41,385	(2,464)	—	2,696	41,617
Amounts reclassified from AOCI	—	142	2,064	761	2,967
Net other comprehensive income (loss)	41,385	(2,322)	2,064	3,457	44,584
Balance as of March 31, 2019	$(267,362)	$(25,994)	$(202,585)	$(1,953)	$(497,894)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2018	$(3,701)	$—	$—	$—	$(3,701)
Other comprehensive income before reclassifications	485	—	—	—	485
Amounts reclassified from AOCI	—	—	—	—	—
Net other comprehensive income	485	—	—	—	485
Balance as of March 31, 2019	$(3,216)	$—	$—	$—	$(3,216)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The changes in AOCI balances by component (after-tax) for the three months ended March 31, 2018 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2017	$(211,177)	$(32,614)	$(152,058)	$(5,684)	$(709)	$(402,242)
Other comprehensive income (loss) before reclassifications	26,018	4,476	—	(3,761)	—	26,733
Amounts reclassified from AOCI	—	505	1,176	159	709	2,549
Net other comprehensive income (loss)	26,018	4,981	1,176	(3,602)	709	29,282
Balance as of March 31, 2018	$(185,159)	$(27,633)	$(150,882)	$(9,286)	$—	$(372,960)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2017	$(1,462)	$—	$—	$—	$—	$(1,462)
Other comprehensive income before reclassifications	340	—	—	—	—	340
Amounts reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive income	340	—	—	—	—	340
Balance as of March 31, 2018	$(1,122)	$—	$—	$—	$—	$(1,122)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

	Location in Condensed	Three Months Ended March 31,
(in thousands)	Consolidated Statement of Earnings	2019	2018
Component of AOCI:

Ownership share of equity method investees’ other comprehensive loss	Total cost of revenue	$(189)	$(696)
Income tax benefit	Income tax expense	47	191
Net of tax		$(142)	$(505)

Defined benefit pension plan adjustments	Corporate general and administrative expense	$(2,210)	$(1,516)
Income tax benefit	Income tax expense	146	340
Net of tax		$(2,064)	$(1,176)

Unrealized gain (loss) on derivative contracts:
Foreign currency contracts	Various accounts(1)	$(845)	$214
Interest rate contracts	Interest expense	(420)	(420)
Income tax benefit	Income tax expense	504	47
Net of tax		$(761)	$(159)

Unrealized loss on available-for-sale securities	Corporate general and administrative expense	$—	$(1,134)
Income tax benefit	Income tax expense	—	425
Net of tax		$—	$(709)
_______________________________________________________________________________

(1)	Gains and losses on foreign currency derivative contracts were reclassified to "Total cost of revenue" and "Corporate general and administrative expense."

As a result of the Tax Cuts and Jobs Act, certain income tax effects related to items in AOCI have been stranded in AOCI, and the company did not elect to reclassify these stranded tax effects to retained earnings. The tax effects remaining in AOCI are released only when all related units of account are liquidated, sold or extinguished (i.e., the portfolio approach).
(5)    Income Taxes
The effective tax rates for the three months ended March 31, 2019 and 2018 were (33.7) percent and (33.2) percent, respectively.  The effective rate for the three months ended March 31, 2019 was unfavorably impacted by the U.S. tax on global intangible low-tax income and foreign losses for which no tax benefit could be recognized. The effective rate for the three months ended March 31, 2018 was unfavorably impacted by higher tax rates on foreign earnings and the inability to offset the losses recognized in certain jurisdictions against the income recognized in other jurisdictions. Both periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. Due to the low level of operating results for both periods, the items impacting the effective tax rates had a disproportionately large percentage impact.
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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(6)    Cash Paid for Interest and Taxes
Cash paid for interest was $28 million and $24 million for the three months ended March 31, 2019 and 2018, respectively. Income tax payments, net of refunds, were $33 million and $36 million during the three-month periods ended March 31, 2019 and 2018, respectively.
(7)    Earnings Per Share
Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method. The calculations of the basic and diluted EPS for the three months ended March 31, 2019 and 2018 are presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018

Net earnings (loss) attributable to Fluor Corporation	$(58,426)	$(17,590)

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	139,776	140,099

Basic earnings (loss) per share	$(0.42)	$(0.13)

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	139,776	140,099

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units (1)	—	—
Weighted average diluted shares outstanding	139,776	140,099

Diluted earnings (loss) per share	$(0.42)	$(0.13)

Anti-dilutive securities not included above	4,776	4,159
_________________________________________________________

(1)
Employee stock options, restricted stock units and shares, and Value Driver Incentive units of 740,000 and 1,143,000 were excluded from weighted average diluted shares outstanding for the three months ended March 31, 2019 and 2018, respectively, as the shares would have an anti-dilutive effect on the net loss.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$28,728	$28,728	$—	$—	$26,690	$26,690	$—	$—
Derivative assets(2)
Foreign currency contracts	12,965	—	12,965	—	17,346	—	17,346	—

Liabilities:
Derivative liabilities(2)
Foreign currency contracts	$10,200	$—	$10,200	$—	$18,342	$—	$18,342	$—
_________________________________________________________

(1)
Consists of registered money market funds and an equity index fund valued at fair value. These investments, which are trading securities, represent the net asset value of the shares of such funds as of the close of business at the end of the period based on the last trade or official close of an active market or exchange.

(2)
See Note 9 for the classification of foreign currency contracts on the Condensed Consolidated Balance Sheet. Foreign currency contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

During the three months ended March 31, 2018, proceeds from sales and maturities of available-for-sale securities were $175 million. There were no sales or maturities of available-for-sale securities during the three months ended March 31, 2019.
The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		March 31, 2019		December 31, 2018
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,036,957	$1,036,957	$1,091,868	$1,091,868
Cash equivalents(2)	Level 2	768,820	768,820	672,878	672,878
Marketable securities, current(3)	Level 2	98,733	98,733	214,828	214,828
Notes receivable, including noncurrent portion(4)	Level 3	34,139	34,139	32,645	32,645
Liabilities:
1.750% Senior Notes(5)	Level 2	$558,564	$588,216	$569,372	$589,864
3.5% Senior Notes(5)	Level 2	494,520	501,890	494,280	484,790
4.250% Senior Notes(5)	Level 2	594,029	601,230	593,871	583,200
Other borrowings, including noncurrent portion(6)	Level 2	39,736	39,736	30,929	30,929
_________________________________________________________

(1)	Cash consists of bank deposits. Carrying amounts approximate fair value.

(2)
Cash equivalents consist of held-to-maturity time deposits with maturities of three months or less at the date of purchase. The carrying amounts of these time deposits approximate fair value because of the short-term maturity of these instruments.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

(5)	The fair value of the 1.750% Senior Notes, 3.5% Senior Notes and 4.250% Senior Notes was estimated based on quoted market prices for similar issues.

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
As of March 31, 2019, the company had total gross notional amounts of $416 million of foreign currency contracts outstanding (primarily related to the British Pound, Kuwaiti Dinar, Indian Rupee, Philippine Peso, South Korean Won and Chinese Yuan) that were designated as hedging instruments. The foreign currency contracts are of varying duration, none of which extend beyond May 2021.
The fair values of derivatives designated as hedging instruments under ASC 815 as of March 31, 2019 and December 31, 2018 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	March 31, 2019	December 31, 2018	Balance Sheet Location	March 31, 2019	December 31, 2018
Foreign currency contracts	Other current assets	$9,614	$12,861	Other accrued liabilities	$9,858	$16,582
Foreign currency contracts	Other assets	1,975	2,669	Noncurrent liabilities	267	1,698
Total		$11,589	$15,530		$10,125	$18,280

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with the derivative instruments designated as cash flow hedges for the three months ended March 31, 2019 and 2018 was as follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI			After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
Cash Flow Hedges (in thousands)	2019	2018	Location of Gain (Loss)	2019	2018
Foreign currency contracts	$2,696	$(3,761)	Total cost of revenue	$(499)	$103
Interest rate contracts	—	—	Interest expense	(262)	(262)
Total	$2,696	$(3,761)		$(761)	$(159)
As of March 31, 2019, the company also had total gross notional amounts of $31 million of foreign currency contracts outstanding that were not designated as hedging instruments. These contracts primarily related to engineering and construction contract obligations denominated in nonfunctional currencies. As of March 31, 2019, the company had total gross notional amounts of $29 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. Net losses associated with the company’s derivatives and embedded derivatives included in “Total cost of revenue” and “Corporate general and administrative expense” were less than $0.1 million and $1 million for the three months ended March 31, 2019 and 2018, respectively.
(10)    Retirement Benefits
Net periodic pension expense for the company’s defined benefit pension plans includes the following components:

	Location in Condensed	Three Months Ended March 31,
(in thousands)	Consolidated Statement of Earnings	2019	2018
Service cost	Total cost of revenue	$3,981	$4,671
Interest cost	Corporate general and administrative expense	4,975	5,867
Expected return on assets	Corporate general and administrative expense	(8,279)	(10,256)
Amortization of prior service credit	Corporate general and administrative expense	(225)	(243)
Recognized net actuarial loss	Corporate general and administrative expense	2,619	1,911
Net periodic pension expense		$3,071	$1,950
The company currently expects to contribute up to $15 million into its defined benefit pension plans during 2019, which is expected to be in excess of the minimum funding required. During the three months ended March 31, 2019, contributions of approximately $9 million were made by the company.
(11)    Financing Arrangements
As of March 31, 2019, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of March 31, 2019, letters of credit and borrowings totaling $1.5 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.
Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. Surety bonds may be used as an alternative to letters of credit.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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
Other borrowings of $40 million as of March 31, 2019 and $31 million as of December 31, 2018 primarily represent bank loans and other financing arrangements associated with Stork.
As of March 31, 2019, the company was in compliance with all of the financial covenants related to its debt agreements.
(12)    Stock-Based Plans
The company’s executive and director stock-based compensation plans are described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the 2018 10-K. In the first quarter of 2019 and 2018, restricted stock units totaling 874,629 and 570,969, respectively, were granted to executives, at weighted-average grant date fair values of $38.30 per share and $58.15 per share, respectively. Restricted stock units granted to executives in 2019 and 2018 generally vest ratably over three years. The fair value of restricted stock units represents the closing price of the company’s common stock on the date of grant.
During the first quarter of 2018, stock options for the purchase of 33,615 shares at a weighted-average exercise price of $58.15 per share were awarded to executives. The exercise price of options represents the closing price of the company’s common stock on the date of grant. The options granted in 2018 vest ratably over three years and expire ten years after the grant date. There were no stock options awarded to executives during the first quarter of 2019.
In the first quarter of 2019 and 2018, performance-based Value Driver Incentive (“VDI”) units totaling 350,532 and 206,598, respectively, were awarded to executives. These awards vest after a period of approximately three years and contain annual performance conditions for each of the three years of the vesting period. The performance targets for each year are generally established in the first quarter of that year. Under ASC 718, performance-based awards are not deemed granted for accounting purposes until the performance targets have been established. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the three year vesting period. During the first quarter of 2019, units totaling 116,844, 68,866

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

and 72,601 under the 2019, 2018 and 2017 VDI plans, respectively, were granted at weighted-average grant date fair values of $39.72 per share, $42.24 per share and $35.18 per share, respectively. For awards granted under the 2019, 2018 and 2017 VDI plans, the number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the VDI award agreements. VDI units granted under the 2017 VDI plan are subject to a post-vest holding period of three years. The grant date fair value is determined by adjusting the closing price of the company’s common stock on the date of grant for the effect of the market condition and for the post-vest holding period discount, when applicable. Units granted under the 2019, 2018 and 2017 VDI plans can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718.
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
As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings attributable to the company and the amount of net earnings attributable to noncontrolling interests. For the three months ended March 31, 2019 and 2018, net earnings attributable to noncontrolling interests were $15 million and $6 million, respectively. Income taxes associated with earnings attributable to noncontrolling interests were immaterial in both periods presented. Distributions paid to noncontrolling interests were $10 million and $23 million for the three months ended March 31, 2019 and 2018, respectively. Capital contributions by noncontrolling interests were $5 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.
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
In May 2018, purported shareholders filed complaints against Fluor Corporation and certain of its current and former executives in the United States District Court for the Northern District of Texas. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired Fluor common stock from August 14, 2013 through May 3, 2018, and seek to recover damages arising from alleged violations of federal securities laws. In December 2018, the court appointed co-lead plaintiffs and co-lead counsel. The co-lead plaintiffs filed an amended, consolidated complaint in March 2019. It is anticipated that the company will respond, likely with a motion to dismiss the matter, by July 2019. While no assurance can be given as to the ultimate outcome of this matter, the company does not believe it is probable that a loss will be incurred.
In September 2018, two separate purported shareholders' derivative actions were filed against the members of the Board of Directors of Fluor Corporation, a past Board member and the estate of a past Board member, as well as certain of Fluor’s executives in the Texas District Court for Dallas County, Texas. Fluor Corporation is named as a nominal defendant in the actions. These derivative actions purport to assert claims on behalf of Fluor Corporation and largely make the same allegations as contained in the securities class action matter discussed above and seek similar relief. In October 2018, the court consolidated the two actions and later issued an initial scheduling order. The parties are conferring on the schedule and have agreed on a stay of the case until the company's motion to dismiss is ruled upon in the securities class action matter. While no assurance can be given as to the ultimate outcome of this matter, the company does not believe it is probable that a loss will be incurred.
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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Other Matters
The company has made claims arising from the performance under its contracts. The company recognizes revenue for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on claims using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable.    Similarly, the company recognizes disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. The company periodically evaluates its positions and the amounts recognized with respect to all its claims and back charges. As of March 31, 2019 and December 31, 2018, the company had recorded $175 million and $166 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract assets. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $18 million as of both March 31, 2019 and December 31, 2018. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 606.
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
(15)    Guarantees
In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $19 billion as of March 31, 2019. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of March 31, 2019 and December 31, 2018 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material. Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.
(16)    Partnerships and Joint Ventures
In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” on the Condensed Consolidated Balance Sheet were $113 million and $154 million as of March 31, 2019 and December 31, 2018, respectively. Notes receivable from unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” and “Other assets” on the Condensed Consolidated Balance Sheet were $27 million as of both March 31, 2019 and December 31, 2018, respectively.
For unconsolidated construction partnerships and joint ventures, the company generally recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting on the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The company also executes projects through collaborative arrangements for which the company recognizes its relative share of revenue and cost. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company’s investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $919 million and $921 million as of March 31, 2019 and December 31, 2018, respectively, and were classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet.
COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”) is a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. The company has a future funding commitment of $26 million that is expected to be paid in the fourth quarter of 2019.
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
The net carrying value of the unconsolidated VIEs classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet was a net asset of $270 million and $273 million as of March 31, 2019 and December 31, 2018, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of March 31, 2019 for the unconsolidated VIEs were $81 million.
In some cases, the company is required to consolidate certain VIEs. As of March 31, 2019, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.3 billion and $816 million, respectively. As of December 31, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

$1.3 billion and $825 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.
The company has agreements with certain VIEs to provide financial or performance assurances to clients. See Note 15 for a further discussion of such agreements.
(17)    Operating Information by Segment and Geographic Area
During the first quarter of 2019, services provided to the commercial nuclear market, as well as NuScale, were moved from the Mining, Industrial, Infrastructure & Power segment to the Government segment to align with the manner in which the chief executive officer manages the business and allocates resources and to better reflect the interaction of the commercial and government nuclear markets. Segment operating information and assets for 2018 have been recast to reflect these changes.
Operating information by reportable segment is as follows:

	Three Months Ended March 31,
External Revenue (in millions)	2019	2018
Energy & Chemicals	$1,476.6	$1,943.0
Mining, Industrial, Infrastructure & Power	1,381.2	907.0
Government	784.7	1,330.5
Diversified Services	550.2	643.3
Total external revenue	$4,192.7	$4,823.8
Intercompany revenue for the Diversified Services segment, excluded from the amounts shown above, was $95 million and $129 million for the three months ended March 31, 2019 and 2018, respectively.
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

	Three Months Ended March 31,
Segment Profit (Loss) (in millions)	2019	2018
Energy & Chemicals	$19.4	$105.7
Mining, Industrial, Infrastructure & Power	0.4	(120.4)
Government	16.6	48.2
Diversified Services	10.2	18.8
Total segment profit	$46.6	$52.3
Energy & Chemicals. Segment profit during the three months ended March 31, 2019 was adversely affected by pre-tax charges of $53 million (or $0.29 per diluted share) resulting from forecast revisions for estimated cost growth on an offshore project and $31 million (or $0.22 diluted share) resulting from the resolution of certain close-out matters with a customer.
Mining, Industrial, Infrastructure & Power. Segment profit during the three months ended March 31, 2019 and 2018 was adversely affected by pre-tax charges totaling $26 million (or $0.14 per diluted share) and $125 million (or $0.69 per diluted share), respectively, resulting from forecast revisions for estimated cost growth at certain fixed-price, gas-fired power plant projects.
The company is currently in a dispute with a customer over costs totaling approximately $110 million that were allegedly incurred by the customer in connection with one of the gas-fired power plant projects discussed above. The customer withheld payment of certain invoices outstanding as of March 31, 2019 and drew down in January 2019 on a letter of credit issued on behalf of the company. The company believes that certain of the customer’s claims are without merit and is vigorously pursuing recovery of the amounts from the customer. Based upon its evaluation as of March 31, 2019, the company does not believe it is probable that a loss will be incurred in excess of amounts reserved for this matter.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Government. Segment profit for both periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. A discussion of the cost-sharing agreement between NuScale and the U.S. Department of Energy (“DOE”) is provided in the Notes to Consolidated Financial Statements included in the 2018 10-K. NuScale expenses included in the determination of segment profit were $16 million and $23 million for the three months ended March 31, 2019 and 2018, respectively. NuScale expenses for the 2019 and 2018 periods were reported net of qualified reimbursable expenses of $13 million and $15 million, respectively.
The company currently serves as a subcontractor to a commercial client on a U.S. government project where the company’s forecast is based on its assessment of the probable resolution of certain change orders currently under discussion with the client, which if not achieved, could adversely affect revenue and segment profit.
A reconciliation of total segment profit to earnings before taxes is as follows:

Reconciliation of Total Segment Profit to Earnings (Loss) Before Taxes	Three Months Ended March 31,
(in millions)	2019	2018
Total segment profit	$46.6	$52.3
Corporate general and administrative expense	(61.0)	(57.3)
Restructuring and other exit costs	(27.4)	—
Interest income (expense), net	(5.7)	(9.6)
Earnings attributable to noncontrolling interests	15.1	5.5
Earnings (loss) before taxes	$(32.4)	$(9.1)
Total assets by segment are as follows:

Total Assets by Segment (in millions)	March 31, 2019	December 31, 2018
Energy & Chemicals	$1,497.1	$1,525.1
Mining, Industrial, Infrastructure & Power	1,229.6	1,193.2
Government	882.6	948.2
Diversified Services	1,865.8	1,841.0
Total assets in the Energy & Chemicals segment as of March 31, 2019 included aged and disputed accounts receivable of $108 million related to a cost reimbursable, chemicals project in the Middle East. Management continues to pursue collection of these amounts from the customer and does not believe that the customer has a contractual basis for withholding payment. The company does not believe it is probable that losses will be incurred in excess of amounts reserved for this matter.
Total assets in the Government segment as of March 31, 2019 included accounts receivable related to two subcontracts with Westinghouse Electric Company LLC ("Westinghouse") to manage the construction workforce at two nuclear power plant projects in South Carolina ("V.C. Summer") and Georgia ("Plant Vogtle"). On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was canceled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of March 31, 2019 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. The company has filed mechanic's liens in South Carolina against the property of the owner of the V.C. Summer project for amounts due for pre-petition services rendered to Westinghouse. Based on the company's evaluation of available information, the company does not expect the close-out of these projects to have a material impact on the company's results of operations.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following table presents revenue disaggregated by the geographic area where the work was performed for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
External Revenue (in millions)	2019	2018
United States	$1,670.5	$2,319.0
Canada	195.5	75.7
Asia Pacific (includes Australia)	430.2	231.7
Europe	928.3	1,185.8
Central and South America	543.1	541.0
Middle East and Africa	425.1	470.6
Total external revenue	$4,192.7	$4,823.8
(18)    Contract Assets and Liabilities

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $1.1 billion as of both March 31, 2019 and December 31, 2018 and contract work in progress (typically for fixed-price contracts) of $501 million and $493 million as of March 31, 2019 and December 31, 2018, respectively. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $421 million and $445 million as of March 31, 2019 and December 31, 2018, respectively, have been deducted from contract assets. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. As of both March 31, 2019 and December 31, 2018, the company had $26 million in pre-contract costs classified as a current asset under contract assets on the Condensed Consolidated Balance Sheet. The company anticipates that substantially all incurred cost associated with contract assets as of March 31, 2019 will be billed and collected within one year.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The company recognized revenue of $571 million and $510 million during the three months ended March 31, 2019 and 2018, respectively, that was included in contract liabilities as of January 1, 2019 and 2018, respectively.
(19)    Remaining Unsatisfied Performance Obligations

The company’s remaining unsatisfied performance obligations (“RUPO”) as of March 31, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The company had $37 billion in RUPO as of March 31, 2019.

The company estimates that its RUPO will be satisfied over the following periods:

(in millions)	March 31, 2019
Within 1 year	$16,674
1 to 2 years	10,336
Thereafter	9,926
Total remaining unsatisfied performance obligations	$36,936

Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(20)    Restructuring and Other Exit Costs

During the first quarter of 2019, the company approved and initiated certain restructuring activities designed to optimize costs and improve operational efficiency, primarily related to the Stork business. Restructuring charges initiated during the first quarter of 2019 totaling $27 million, primarily severance, were recorded as “Restructuring and other exit costs” in the Condensed Consolidated Statement of Earnings.
A reconciliation of the beginning and ending restructuring liability is as follows:

(in thousands)	Severance	Lease Exit Costs	Other	Total
Balance as of January 1, 2019	$—	$—	$—	$—
Restructuring charges incurred during the period	27,060	—	308	27,368
Cash payments / settlements during the period	(1,655)	—	(255)	(1,910)
Currency translation	(230)	—	—	(230)
Balance as of March 31, 2019	$25,175	$—	$53	$25,228

During the second quarter of 2019, the company approved and initiated additional restructuring activities related to Stork, which are expected to be completed in 2019.

FLUOR CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the company's Condensed Consolidated Financial Statements and related notes and the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as adjusted (the "2018 10-K"). For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items. Except as the context otherwise requires, the terms Fluor or the Registrant as used herein are references to Fluor Corporation and its predecessors and references to the company, we, us, or our as used herein shall include Fluor Corporation, its consolidated subsidiaries and joint ventures.
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

•	Cybersecurity breaches of our systems and information technology;

•	Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business, resulting in unanticipated losses;

•	Changes in global business, economic (including currency risk), political and social conditions;

•	Project cancellations, scope adjustments or deferrals, or foreign currency fluctuations, that could reduce the amount of our backlog and the revenue and profits that the company earns;

•	Failure to maintain safe work sites;

•
Repercussions of events beyond our control, such as severe weather conditions, that may significantly affect operations, result in higher cost or subject the company to liability claims by our clients;

•	Uncertainties, restrictions and regulations impacting our government contracts;

•	Client delays or defaults in making payments;

•	Failure of our suppliers or subcontractors to provide supplies or services at the agreed-upon levels or times;

•	Failure of our employees, agents or partners to comply with laws, which could result in harm to our reputation and reduced profits or losses;

•	Differences between our actual results and the assumptions and estimates used to prepare our financial statements;

•	The potential impact of changes in tax laws and other tax matters including, but not limited to, those from foreign operations and the ongoing audits by tax authorities;

•	Possible systems and information technology interruptions;

•	The impact of anti-bribery and international trade laws and regulations;

•	The availability of credit and restrictions imposed by credit facilities, both for the company and our clients, suppliers, subcontractors or other partners;

•	The company’s ability to secure appropriate insurance;

•	The impact of new or changing legal requirements, as well as past and future environmental, health and safety regulations including climate change regulations;

•	The failure to be adequately indemnified for our nuclear services;

•	Foreign exchange risks;

•	The inability to hire and retain qualified personnel;

•	The loss of business from one or more significant clients;

•	Possible limitations of bonding or letter of credit capacity;

•	The failure to adequately protect intellectual property rights;

•	Impairments to goodwill, investments, deferred tax assets or other intangible assets;

•	The risks associated with acquisitions, dispositions or other investments, including the failure to successfully integrate acquired businesses; and

•	Restrictions on possible transactions imposed by our charter documents and Delaware law.
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
Additional information concerning these and other factors can be found in the company’s press releases and periodic filings with the Securities and Exchange Commission ("SEC"), including the discussion under the heading “Item 1A. — Risk Factors” in the 2018 10-K. These filings are available publicly on the SEC’s website at http://www.sec.gov, on the company’s website at http://investor.fluor.com or upon request from the company’s Investor Relations Department at (469) 398-7070. The company cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating the company and deciding whether to invest in its securities. Except as otherwise required by law, the company undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.
RESULTS OF OPERATIONS
Summary
Consolidated revenue of $4.2 billion for the three months ended March 31, 2019 decreased 13 percent compared to $4.8 billion for the three months ended March 31, 2018. Revenue declines in the Energy & Chemicals, Government and Diversified Services segments were partially offset by revenue growth in the Mining, Industrial, Infrastructure & Power segment.
The company recognized net losses attributable to Fluor Corporation of $58 million and $18 million during the three months ended March 31, 2019 and 2018, respectively. Earnings in 2019 were adversely affected by after-tax charges totaling $91 million resulting from forecast revisions for certain projects in the Energy & Chemicals and Mining, Industrial, Infrastructure & Power segments and after-tax restructuring charges totaling $21 million. (See below for a discussion of the company's restructuring initiative which commenced in the first quarter of 2019.) Earnings in 2018 were adversely affected by after-tax charges of $96 million resulting from forecast revisions for a project in the Mining, Industrial, Infrastructure & Power segment. Excluding the adverse effects of forecast revisions in both 2019 and 2018 and the restructuring charges in 2019, earnings in 2019 declined when compared to 2018. Earnings declines in the Energy & Chemicals, Government and Diversified Services segments were partially offset by an increase in earnings in the Mining, Industrial, Infrastructure & Power segment.
The effective tax rates for the three months ended March 31, 2019 and 2018 were (33.7) percent and (33.2) percent, respectively. The effective rate for the three months ended March 31, 2019 was unfavorably impacted by the U.S. tax on global intangible low-tax income and foreign losses for which no tax benefit could be recognized. The effective rate for the three months ended March 31, 2018 was unfavorably impacted by higher tax rates on foreign earnings and the inability to offset the losses recognized in certain jurisdictions against the income recognized in other jurisdictions. Both periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company. Due to the low level of operating results for both periods, the items impacting the effective tax rates had a disproportionately large percentage impact.

The diluted loss per share of $0.42 for the three months ended March 31, 2019 was adversely affected by charges totaling $0.65 per diluted share resulting from forecast revisions for certain projects in the Energy & Chemicals and Mining, Industrial, Infrastructure & Power segments, as well as restructuring charges of $0.15 per diluted share. The diluted loss per share of $0.13 for the three months ended March 31, 2018 was adversely affected by charges of $0.69 per diluted share resulting from forecast revisions for the project in the Mining, Industrial, Infrastructure & Power segment.
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
Consolidated new awards were $3.4 billion for the three months ended March 31, 2019 compared to new awards of $2.5 billion for the three months ended March 31, 2018. The Mining, Industrial, Infrastructure & Power and Energy & Chemicals segments were the major contributors to the new award activity in the first quarter of 2019. Approximately 35 percent of consolidated new awards for the first quarter of 2019 were for projects located outside of the United States compared to 64 percent for the first quarter of 2018.
Consolidated backlog as of March 31, 2019 was $39.3 billion compared to $29.1 billion as of March 31, 2018. The increase in backlog primarily resulted from new awards booked in the latter part of 2018 in the Energy & Chemicals and Mining, Industrial, Infrastructure & Power segments. As of March 31, 2019, approximately 68 percent of consolidated backlog related to projects outside of the United States compared to 60 percent as of March 31, 2018. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Consolidated backlog differs from the company’s remaining unsatisfied performance obligations (“RUPO”) discussed in Note 19 to the Condensed Consolidated Financial Statements. Backlog includes the amount of revenue the company expects to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue the company expects to recognize under ongoing operations and maintenance contracts with definite terms and/or substantive termination provisions.
During the first quarter of 2019, services provided to the commercial nuclear market, as well as NuScale, were moved from the Mining, Industrial, Infrastructure & Power segment to the Government segment to align with the manner in which the chief executive officer manages the business and allocates resources and to better reflect the interaction of the commercial and government nuclear markets. Segment operating information and assets for 2018 have been recast to reflect these changes.
Restructuring Plan

During the first quarter of 2019, the company approved and initiated certain restructuring activities designed to optimize costs and improve operational efficiency, primarily related to the Stork business. Restructuring charges initiated during the first quarter of 2019 totaling $27 million, primarily severance, were recorded as “Restructuring and other exit costs” in the Condensed Consolidated Statement of Earnings. During the second quarter of 2019, the company approved and initiated additional restructuring activities related to Stork, which are expected to be completed in 2019. Total restructuring costs of approximately $50 million, including those recognized during the first quarter, are expected to be incurred during 2019. Additional restructuring activities could be identified and approved as part of the plan.

Energy & Chemicals
Revenue and segment profit for the Energy & Chemicals segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2019	2018

Revenue	$1,476.6	$1,943.0
Segment profit	19.4	105.7
Revenue for the three months ended March 31, 2019 decreased by 24 percent compared to the three months ended March 31, 2018, primarily due to a significant decline in the volume of project execution activities for several downstream projects and a large upstream project, as well as the completion of a large chemicals project. This revenue decline was partially offset by increased project execution activity for a liquefied natural gas project in Canada.
Segment profit for the three months ended March 31, 2019 decreased by 82 percent compared to the corresponding period in 2018. The decrease in segment profit was primarily driven by charges of $53 million resulting from forecast revisions for estimated cost growth on an offshore project and $31 million resulting from the resolution of certain close-out matters with a customer, as well as the decline in volume of project execution activities for the projects mentioned above. The overall decline in segment profit during 2019 was partially offset by favorable forecast revisions for two projects, one of which was closed out in the quarter. Segment profit for the three months ended March 31, 2018 benefitted from favorable project close-out adjustments, which were largely offset by foreign currency losses at the company’s joint venture in Mexico. Segment profit margin for the three months ended March 31, 2019 was 1.3 percent compared to 5.4 percent for the corresponding period in 2018. The decrease in segment profit margin was primarily attributable to the same factors affecting segment profit.
New awards for the three months ended March 31, 2019 were $1.0 billion compared to $721 million for the corresponding period of 2018. New awards in the current quarter included a chemicals project on the U.S. gulf coast. Backlog of $17.4 billion as of March 31, 2019 increased from $14.1 billion as of March 31, 2018. The increase in backlog resulted primarily from the award of the liquefied natural gas export facility in Canada which was awarded in the fourth quarter of 2018.
Total assets in the segment were $1.5 billion as of both March 31, 2019 and December 31, 2018. Total assets as of March 31, 2019 included aged and disputed accounts receivable of $108 million related to a cost reimbursable, chemicals project in the Middle East. Management continues to pursue collection of these amounts from the customer and does not believe that the customer has a contractual basis for withholding payment. The company does not believe it is probable that losses will be incurred in excess of amounts reserved for this matter.
Mining, Industrial, Infrastructure & Power
Revenue and segment profit for the Mining, Industrial, Infrastructure & Power segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2019	2018

Revenue	$1,381.2	$907.0
Segment profit (loss)	0.4	(120.4)
Revenue for the three months ended March 31, 2019 increased by 52 percent compared to the three months ended March 31, 2018, primarily due to increased project execution activity for recently awarded mining & metals projects and an existing infrastructure project. The increase in revenue was partially offset by reduced levels of project execution activity for certain power and life sciences & advanced manufacturing projects nearing completion.
Segment profit during the three months ended March 31, 2019 and 2018 was adversely affected by charges totaling $26 million and $125 million, respectively, resulting from forecast revisions for estimated cost growth at certain fixed-price, gas-fired power plant projects. Excluding the adverse effects of these forecast revisions in both the 2019 and 2018 periods, segment profit in the current quarter increased compared to the corresponding period in 2018. The increase in segment profit was primarily driven by increased project execution activity for the mining & metals and infrastructure projects discussed above. Segment profit margin improved in the current year period compared to the corresponding period in 2018. The increase in segment profit margin was primarily attributable to the same factors that affected segment profit.
New awards for both the three months ended March 31, 2019 and 2018 were $1.3 billion. New awards in the current quarter included the Red and Purple Line Modernization project for the Chicago Transit Authority and an advanced manufacturing project in the Netherlands. Backlog increased to $15.1 billion as of March 31, 2019 from $10.3 billion as of March 31, 2018, primarily due to new mining & metals and infrastructure awards booked in the latter part of 2018.
Total assets in the Mining, Industrial, Infrastructure & Power segment were $1.2 billion as of both March 31, 2019 and December 31, 2018.
The company is currently in a dispute with a customer over costs totaling approximately $110 million that were allegedly incurred by the customer in connection with one of the gas-fired power plant projects discussed above. The customer has withheld payment of certain invoices outstanding as of March 31, 2019 and drew down in January 2019 on a letter of credit issued on behalf of the company. The company believes that certain of the customer’s claims are without merit and is vigorously pursuing recovery of the amounts from the customer. Based upon its evaluation as of March 31, 2019, the company does not believe it is probable that a loss will be incurred in excess of amounts reserved for this matter.
Government
Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2019	2018

Revenue	$784.7	$1,330.5
Segment profit	16.6	48.2
Revenue for the three months ended March 31, 2019 decreased 41 percent compared to the same period in 2018. The revenue decline resulted primarily from the completion of a power restoration project in Puerto Rico, which commenced in the fourth quarter of 2017 and was substantially completed in the first six months of 2018.
Segment profit for the three months ended March 31, 2019 significantly decreased when compared to the same period in 2018, substantially driven by the completion of the power restoration project in Puerto Rico. Segment profit margin for the first quarter of 2019 was 2.1 percent compared to 3.6 percent for the same period in the prior year. The decrease in segment profit margin was primarily driven by the same factor that drove the decrease in segment profit.
The company currently serves as a subcontractor to a commercial client on a U.S. government project where the company’s forecast is based on its assessment of the probable resolution of certain change orders currently under discussion with the client, which if not achieved, could adversely affect revenue and segment profit.
The Government segment includes the operations of NuScale, which are primarily research and development activities. NuScale expenses, net of qualified reimbursable expenses, included in the determination of segment profit, were $16 million for the three months ended March 31, 2019 compared to $23 million for the three months ended March 31, 2018.
New awards for the three months ended March 31, 2019 were $331 million compared to $43 million for the same period in the prior year. Backlog was $4.2 billion as of March 31, 2019 compared to $2.4 billion as of March 31, 2018. The increase in backlog primarily resulted from new award activity for several multi-year decommissioning and cleanup projects booked in the latter part of 2018. Total backlog included $2.5 billion and $350 million of unfunded government contracts as of March 31, 2019 and 2018, respectively.
Total assets in the Government segment were $883 million as of March 31, 2019 compared to $948 million as of December 31, 2018. The decrease in total assets primarily resulted from decreased working capital in support of project execution activities for several projects including the LOGCAP IV program in Afghanistan and the power restoration project in Puerto Rico.
Total assets in the Government segment as of March 31, 2019 included accounts receivable related to two subcontracts with Westinghouse Electric Company LLC ("Westinghouse") to manage the construction workforce at two nuclear power plant projects in South Carolina ("V.C. Summer") and Georgia ("Plant Vogtle"). On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was canceled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of March 31, 2019 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. The company has filed mechanic's liens in South Carolina against the property of the owner of the V.C. Summer project for amounts due for pre-petition services rendered to Westinghouse. Based on the company's evaluation of available information, the company does not expect the close-out of these projects to have a material impact on the company's results of operations.
Diversified Services
Revenue and segment profit for the Diversified Services segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2019	2018

Revenue	$550.2	$643.3
Segment profit	10.2	18.8
Revenue for the three months ended March 31, 2019 decreased by 14 percent compared to the three months ended March 31, 2018, primarily due to the cancellation of a large operations and maintenance project in North America, a reduction in scope of an operations and maintenance project in Australia and lower contributions from the power services business.
Segment profit for the three months ended March 31, 2019 decreased by 46 percent compared to the corresponding period in 2018, primarily due to the completion of certain large projects in the equipment business, as well as the factors above that drove the decline in revenue. Segment profit margin for the three months ended March 31, 2019 was 1.9 percent compared to 2.9 percent for the three months ended March 31, 2018. The decrease in segment profit margin was primarily due to the same factors affecting segment profit.
New awards for the three months ended March 31, 2019 increased to $810 million compared to $433 million for the first quarter of 2018, driven by new awards in the power services business. Backlog of $2.6 billion as of March 31, 2019 increased from $2.3 billion as of March 31, 2018, primarily due to the new award activity discussed above. The equipment and temporary staffing businesses do not report backlog or new awards.
Total assets in the Diversified Services segment were $1.9 billion as of March 31, 2019 compared to $1.8 billion as of December 31, 2018.
Other
Corporate general and administrative expense for the three months ended March 31, 2019 was $61 million compared to $57 million for the three months ended March 31, 2018. The increase in corporate general and administrative expense was primarily attributable to higher foreign currency exchange losses in the first quarter of 2019 compared to the prior year period. Restructuring and other exit costs for the three months ended March 31, 2019 are discussed above under “— Restructuring Plan.” Net interest expense was $6 million for the three months ended March 31, 2019 compared to $10 million during the corresponding period of 2018. The decrease in net interest expense was primarily attributable to an increase in interest income from time deposits. Income tax expense for the three months ended March 31, 2019 and 2018 is discussed above under “— Summary.”
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 of the Notes to Condensed Consolidated Financial Statements.
LITIGATION AND MATTERS IN DISPUTE RESOLUTION
See Note 14 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION
Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets, including the use of commercial paper. The company has both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity and cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s financial strategy and consistent performance have earned it strong credit ratings, resulting in competitive advantage and continued access to the capital markets. As of March 31, 2019, the company was in compliance with all the financial covenants related to its debt agreements.
Cash Flows
Cash and cash equivalents were $1.8 billion as of both March 31, 2019 and December 31, 2018. Cash and cash equivalents combined with marketable securities were $1.9 billion as of March 31, 2019 and $2.0 billion as of December 31, 2018. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. Non-U.S. cash and cash equivalents amounted to $980 million and $964 million as of March 31, 2019 and December 31, 2018, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.
In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $478 million and $392 million as of March 31, 2019 and December 31, 2018, respectively, as reflected on the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $869 million and $856 million as of March 31, 2019 and December 31, 2018, respectively, and is presented as “Contract liabilities” on the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of March 31, 2019 and December 31, 2018 and, as a result, has appropriately reflected the tax impact on foreign earnings in deferred taxes.
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
During the three months ended March 31, 2019, working capital slightly increased. Specific factors related to the change in working capital include:

•	Decreases in accounts receivable in the Government and Diversified Services segments, primarily related to normal billing and collection activities for various projects, including LOGCAP IV.

•	Increases in contract assets in the Mining, Industrial, Infrastructure & Power and Diversified Services segments, which resulted primarily from normal project execution activities.

•	A decrease in accounts payable in the Energy & Chemicals segment, which resulted primarily from normal invoicing and payment activities.

During the three months ended March 31, 2018, working capital increased primarily due to increases in accounts receivable and contract assets partially offset by an increase in accounts payable, all of which were driven primarily by project execution activities in the Government segment for the power restoration project in Puerto Rico.
Cash utilized by operating activities was $17 million and $136 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash utilized from operating activities resulted primarily from a lower level of working capital outflows in 2019 compared to the prior year period.
The company contributed $9 million and $7 million into its defined benefit pension plans during the three months ended March 31, 2019 and 2018, respectively. The company currently expects to contribute up to $15 million during 2019, which is expected to be in excess of the minimum funding required.
Both periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. A discussion of the cost-sharing agreement between NuScale and the U.S. Department of Energy (“DOE”) is provided in the Notes to Consolidated Financial Statements included in the 2018 10-K. NuScale expenses included in the determination of segment profit were $16 million and $23 million for the three months ended March 31, 2019 and 2018, respectively. NuScale expenses for the 2019 and 2018 periods were reported net of qualified reimbursable expenses of $13 million and $15 million, respectively.
Investing Activities
Cash provided by investing activities amounted to $68 million and $67 million for the three months ended March 31, 2019 and 2018, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; and investments in partnerships and joint ventures.
The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments may include money market funds, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the three months ended March 31, 2019 and 2018, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $116 million and $131 million, respectively. The company held current marketable securities of $99 million and $215 million as of March 31, 2019 and December 31, 2018, respectively.
Capital expenditures of $48 million and $65 million for the three months ended March 31, 2019 and 2018, respectively, primarily related to construction equipment associated with equipment operations in the Diversified Services segment, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $11 million and $16 million during the three months ended March 31, 2019 and 2018, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Diversified Services segment.
Investments in unconsolidated partnerships and joint ventures of $12 million and $16 million during the three months ended March 31, 2019 and 2018, respectively, primarily consist of capital contributions to an infrastructure joint venture in the United States.
Financing Activities
Cash utilized by financing activities of $30 million and $58 million during the three months ended March 31, 2019 and 2018, respectively, included company dividend payments to stockholders and distributions paid to holders of noncontrolling interests.
Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2018 were paid in the first quarter of 2019. Quarterly cash dividends of $0.21 per share were declared in the first quarter of 2019 and 2018. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

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
For the 2018 Notes, the 2016 Notes and the 2014 Notes, if a change of control triggering event occurs, as defined by the terms of the respective indentures, the company will be required to offer to purchase applicable notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to the date of redemption. The company is generally not limited under the indentures governing the 2018 Notes, the 2016 Notes and the 2014 Notes in its ability to incur additional indebtedness provided the company is in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions. The company may, from time to time, repurchase the 2018 Notes, the 2016 Notes or the 2014 Notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $10 million and $23 million during the three months ended March 31, 2019 and 2018, respectively. Distributions in 2019 primarily related to a mining joint venture project in Chile. Distributions in 2018 primarily related to two transportation joint venture projects in the United States.
Effect of Exchange Rate Changes on Cash
Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the three months ended March 31, 2019 and 2018, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $44 million and $27 million, respectively, of which $21 million and $9 million, respectively, related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.
Off-Balance Sheet Arrangements
Guarantees and Commitments
As of March 31, 2019, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of March 31, 2019, letters of credit and borrowings totaling $1.5 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.
Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. Surety bonds may be used as an alternative to letters of credit.
In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $19 billion as of March 31, 2019. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of March 31, 2019 and December 31, 2018 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.
Variable Interest Entities
In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The company evaluates each partnership and joint venture to determine whether the entity is a variable interest entity ("VIE"). If the entity is determined to be a VIE, the company assesses whether it is the primary beneficiary and needs to consolidate the entity.
For further discussion of the company’s VIEs, see Note 16 to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk in the first quarter of 2019. Accordingly, the disclosures provided in the 2018 10-K remain current.
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
Changes in Internal Control over Financial Reporting
On January 1, 2019, the company adopted ASC Topic 842, “Leases.” In connection with the adoption, we implemented certain changes to our processes, systems and controls related to leases. These changes included the development of new policies and practices based on the guidance outlined in ASC 842, new lease review requirements and new processes and controls related to the additional disclosure requirements. There were no other changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	Three Months Ended March 31,
(in millions)	2019	2018
Backlog — beginning of period	$39,957.3	$30,915.4
New awards	3,400.2	2,536.1
Adjustments and cancellations, net (1)	57.5	390.7
Work performed	(4,081.7)	(4,710.0)
Backlog — end of period	$39,333.3	$29,132.2
_________________________________________________________

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
For information on matters in dispute, see Note 16 to the Consolidated Financial Statements included in the 2018 10-K, and Note 16 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this report.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2018 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information about purchases by the company during the quarter ended March 31, 2019 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (1)

January 1, 2019 — January 31, 2019	—	$—	—	10,513,093

February 1, 2019 — February 28, 2019	—	—	—	10,513,093

March 1, 2019 — March 31, 2019	—	—	—	10,513,093

Total	—	$—	—
_________________________________________________________

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

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on February 9, 2016).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) of the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
95	Mine Safety Disclosures.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
_______________________________________________________________________

*	New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 2, 2019	By:	/s/ Bruce A. Stanski
Bruce A. Stanski
Executive Vice President and Chief Financial Officer

Date:	May 2, 2019	By:	/s/ Robin K. Chopra
Robin K. Chopra
Senior Vice President and Controller
(Chief Accounting Officer)