Form 10-Q
period 2019-06-30
FLUOR CORP
filed 2019-08-01
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 26, 2019, 139,927,317 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018

TOTAL REVENUE	$4,094,376	$4,883,796	$8,287,123	$9,707,566

TOTAL COST OF REVENUE	4,706,302	4,673,644	8,837,362	9,439,619

OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	53,356	17,776	114,407	75,047
Restructuring and other exit costs	45,732	—	73,100	—
Interest expense	18,877	16,784	37,514	33,896
Interest income	(14,913)	(8,043)	(27,889)	(15,576)
Total cost and expenses	4,809,354	4,700,161	9,034,494	9,532,986

EARNINGS (LOSS) BEFORE TAXES	(714,978)	183,635	(747,371)	174,580
INCOME TAX EXPENSE (BENEFIT)	(121,492)	52,471	(110,577)	55,477

NET EARNINGS (LOSS)	(593,486)	131,164	(636,794)	119,103

LESS: NET EARNINGS (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(38,678)	16,332	(23,560)	21,861

NET EARNINGS (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$(554,808)	$114,832	$(613,234)	$97,242

BASIC EARNINGS (LOSS) PER SHARE	$(3.96)	$0.82	$(4.38)	$0.69

DILUTED EARNINGS (LOSS) PER SHARE	$(3.96)	$0.81	$(4.38)	$0.69

SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	140,141	140,654	139,959	140,377
DILUTED	140,141	141,306	139,959	141,274

DIVIDENDS DECLARED PER SHARE	$0.21	$0.21	$0.42	$0.42
See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

NET EARNINGS (LOSS)	$(593,486)	$131,164	$(636,794)	$119,103

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(14,205)	(58,981)	27,665	(32,623)
Ownership share of equity method investees’ other comprehensive income (loss)	(2,465)	7,569	(4,787)	12,550
Defined benefit pension and postretirement plan adjustments	2,039	2,694	4,103	3,870
Unrealized gain (loss) on derivative contracts	2,238	(2,140)	5,695	(5,742)
Unrealized gain on available-for-sale securities	—	—	—	709
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(12,393)	(50,858)	32,676	(21,236)

COMPREHENSIVE INCOME (LOSS)	(605,879)	80,306	(604,118)	97,867

LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(38,957)	15,109	(23,354)	20,978

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$(566,922)	$65,197	$(580,764)	$76,889
See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in thousands, except share and per share amounts)	June 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents ($645,467 and $391,635 related to variable interest entities (“VIEs”))	$1,857,285	$1,764,746
Marketable securities ($55,066 and $202,481 related to VIEs)	73,098	214,828
Accounts and notes receivable, net ($247,166 and $214,339 related to VIEs)	1,490,768	1,534,339
Contract assets ($339,732 and $350,814 related to VIEs)	1,233,993	1,544,981
Other current assets ($12,300 and $15,660 related to VIEs)	502,408	381,999
Total current assets	5,157,552	5,440,893

Property, plant and equipment (net of accumulated depreciation of $1,143,666 and $1,220,802) (net PP&E of $44,103 and $41,479 related to VIEs)	894,997	1,013,732
Goodwill	534,401	533,585
Investments	893,969	938,490
Deferred taxes	513,306	342,126
Deferred compensation trusts	356,727	328,814
Other assets ($41,703 and $26,578 related to VIEs)	622,922	315,997
TOTAL ASSETS	$8,973,874	$8,913,637

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($500,140 and $475,018 related to VIEs)	$1,546,171	$1,638,891
Short-term borrowings	41,577	26,887
Contract liabilities ($442,125 and $271,692 related to VIEs)	1,434,529	855,948
Accrued salaries, wages and benefits ($28,878 and $28,478 related to VIEs)	600,069	649,486
Other accrued liabilities ($34,446 and $49,997 related to VIEs)	435,350	381,301
Total current liabilities	4,057,696	3,552,513

LONG-TERM DEBT DUE AFTER ONE YEAR	1,657,246	1,661,565
NONCURRENT LIABILITIES	761,443	581,509
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 140,174,400 and 139,653,824 shares in 2019 and 2018, respectively	1,399	1,396
Additional paid-in capital	113,042	82,106
Accumulated other comprehensive loss	(510,008)	(542,478)
Retained earnings	2,769,804	3,422,157
Total shareholders’ equity	2,374,237	2,963,181
Noncontrolling interests	123,252	154,869
Total equity	2,497,489	3,118,050
TOTAL LIABILITIES AND EQUITY	$8,973,874	$8,913,637
See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(in thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(636,794)	$119,103
Adjustments to reconcile net earnings (loss) to cash provided (utilized) by operating activities:
Depreciation of fixed assets	87,871	102,503
Amortization of intangibles	9,043	9,403
(Earnings) loss from equity method investments, net of distributions	7,891	1,919
Gain on sale of property, plant and equipment	(3,552)	(7,347)
Impairment of long-lived assets	39,115	—
Amortization of stock-based awards	29,803	23,990
Deferred compensation trust	(34,412)	(2,826)
Deferred compensation obligation	36,593	3,145
Deferred taxes	(173,488)	15,619
Net retirement plan accrual (contributions)	(1,827)	(3,056)
Changes in operating assets and liabilities	726,415	(394,362)
Other items	4,777	(691)
Cash provided (utilized) by operating activities	91,435	(132,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(23,409)	(163,788)
Proceeds from the sales and maturities of marketable securities	164,964	335,215
Capital expenditures	(100,840)	(110,451)
Proceeds from disposal of property, plant and equipment	25,179	40,085
Investments in partnerships and joint ventures	(27,056)	(16,690)
Other items	5,164	(383)
Cash provided by investing activities	44,002	83,988

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(59,324)	(59,641)
Net proceeds from issuance of commercial paper	—	49,645
Distributions paid to noncontrolling interests	(15,572)	(32,252)
Capital contributions by noncontrolling interests	7,821	3,760
Taxes paid on vested restricted stock	(3,572)	(5,490)
Stock options exercised	1,466	5,383
Other items	11,372	(1,853)
Cash utilized by financing activities	(57,809)	(40,448)
Effect of exchange rate changes on cash	14,911	(33,055)
Increase (decrease) in cash and cash equivalents	92,539	(122,115)
Cash and cash equivalents at beginning of period	1,764,746	1,804,075
Cash and cash equivalents at end of period	$1,857,285	$1,681,960
See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2019	140,109	$1,399	$94,456	$(497,894)	$3,354,352	$2,952,313	$163,612	$3,115,925
Net earnings (loss)	—	—	—	—	(554,808)	(554,808)	(38,678)	(593,486)
Other comprehensive loss	—	—	—	(12,114)	—	(12,114)	(279)	(12,393)
Dividends ($0.21 per share)	—	—	—	—	(29,740)	(29,740)	—	(29,740)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,420)	(5,420)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	3,054	3,054
Other noncontrolling interest transactions	—	—	2,048	—	—	2,048	963	3,011
Stock-based plan activity	65	—	16,538	—	—	16,538	—	16,538
BALANCE AS OF JUNE 30, 2019	140,174	$1,399	$113,042	$(510,008)	$2,769,804	$2,374,237	$123,252	$2,497,489

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	139,654	$1,396	$82,106	$(542,478)	$3,422,157	$2,963,181	$154,869	$3,118,050
Net earnings (loss)	—	—	—	—	(613,234)	(613,234)	(23,560)	(636,794)
Cumulative adjustment for the adoption of ASC 842	—	—	—	—	20,544	20,544	—	20,544
Other comprehensive income	—	—	—	32,470	—	32,470	206	32,676
Dividends ($0.42 per share)	—	—	218	—	(59,663)	(59,445)	—	(59,445)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,572)	(15,572)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	7,821	7,821
Other noncontrolling interest transactions	—	—	3,083	—	—	3,083	(512)	2,571
Stock-based plan activity	520	3	27,635	—	—	27,638	—	27,638
BALANCE AS OF JUNE 30, 2019	140,174	$1,399	$113,042	$(510,008)	$2,769,804	$2,374,237	$123,252	$2,497,489

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2018	140,598	$1,406	$99,028	$(372,960)	$3,268,837	$2,996,311	$132,996	$3,129,307
Net earnings	—	—	—	—	114,832	114,832	16,332	131,164
Other comprehensive loss	—	—	—	(49,635)	—	(49,635)	(1,223)	(50,858)
Dividends ($0.21 per share)	—	—	(34)	—	(30,493)	(30,527)	—	(30,527)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,026)	(9,026)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	3,395	3,395
Other noncontrolling interest transactions	—	—	1,682	—	—	1,682	(989)	693
Stock-based plan activity	102	—	10,692	—	—	10,692	—	10,692
BALANCE AS OF JUNE 30, 2018	140,700	$1,406	$111,368	$(422,595)	$3,353,176	$3,043,355	$141,485	$3,184,840

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	139,918	$1,399	$88,222	$(402,242)	$3,654,931	$3,342,310	$150,089	$3,492,399
Net earnings	—	—	—	—	97,242	97,242	21,861	119,103
Cumulative adjustment for the adoption of ASC 606	—	—	—	—	(338,738)	(338,738)	(963)	(339,701)
Other comprehensive loss	—	—	—	(20,353)	—	(20,353)	(883)	(21,236)
Dividends ($0.42 per share)	—	—	(122)	—	(60,259)	(60,381)	—	(60,381)
Distributions to noncontrolling interests	—	—	—	—	—	—	(32,252)	(32,252)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	3,760	3,760
Other noncontrolling interest transactions	—	—	2,562	—	—	2,562	(127)	2,435
Stock-based plan activity	782	7	20,706	—	—	20,713	—	20,713
BALANCE AS OF JUNE 30, 2018	140,700	$1,406	$111,368	$(422,595)	$3,353,176	$3,043,355	$141,485	$3,184,840

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(1) Principles of Consolidation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 10-K"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2019 may not necessarily be indicative of results that can be expected for the full year.
The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of June 30, 2019 and December 31, 2018 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.

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
(2) Recent Accounting Pronouncements
New accounting pronouncements implemented by the company during the first half of 2019 are discussed below or in the related notes, where appropriate.

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," and issued subsequent amendments to the initial guidance within ASU 2019-04 and ASU 2019-05. The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current practice with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 and its amendments are effective for interim and annual reporting periods beginning after December 15, 2019. Management is continuing to assess the impact of adopting ASU 2016-13 on the company’s financial position, results of operations and cash flows.
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

The components of lease expense for the three and six months ended June 30, 2019 were as follows:

Lease Cost / (Sublease Income)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(in thousands)
Operating lease cost	$22,036	$44,442
Finance lease cost
Amortization of right-of-use assets	384	777
Interest on lease liabilities	22	40
Variable lease cost(1)	4,935	9,481
Short-term lease cost	48,351	84,637
Sublease income	(7,787)	(18,895)
Total lease cost	$67,941	$120,482

(1)	Primarily relates to rent escalation due to cost of living indexation and payments for property taxes, insurance or common area maintenance based on actual assessments.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Information related to the company’s right-of use assets and lease liabilities as of June 30, 2019 was as follows:

Lease Assets / Liabilities	Balance Sheet Classification	June 30, 2019
(in thousands)
Right-of-use assets
Operating lease assets	Other assets	$302,770
Finance lease assets	Other assets	1,300
Total right-of-use assets		$304,070
Lease liabilities
Operating lease liabilities, current	Other accrued liabilities	$66,378
Operating lease liabilities, noncurrent	Noncurrent liabilities	245,463
Finance lease liabilities, current	Other accrued liabilities	724
Finance lease liabilities, noncurrent	Noncurrent liabilities	846
Total lease liabilities		$313,411

Supplemental information related to the company’s leases for the six months ended June 30, 2019 was as follows:

Six Months Ended June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,742
Operating cash flows from finance leases	40
Financing cash flows from finance leases	848
Right-of-use assets obtained in exchange for new operating lease liabilities	56,729
Right-of-use assets obtained in exchange for new finance lease liabilities	—
Weighted-average remaining lease term - operating leases	6.88 years
Weighted-average remaining lease term - finance leases	2.31 years
Weighted-average discount rate - operating leases	3.44%
Weighted-average discount rate - finance leases	3.33%

Total remaining lease payments under both the company’s operating and finance leases are as follows:

Year Ended December 31,	Operating Leases	Finance Leases
(in thousands)
Remainder of 2019	$40,953	$416
2020	74,139	846
2021	54,491	201
2022	43,417	91
2023	34,956	83
Thereafter	101,102	—
Total lease payments	$349,058	$1,637
Less: Interest	(37,217)	(67)
Present value of lease liabilities	$311,841	$1,570

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(4) Other Comprehensive Income (Loss)
The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(16,258)	$2,053	$(14,205)	$(75,585)	$16,604	$(58,981)
Ownership share of equity method investees’ other comprehensive income (loss)	(3,400)	935	(2,465)	9,352	(1,783)	7,569
Defined benefit pension and postretirement plan adjustments	2,182	(143)	2,039	3,366	(672)	2,694
Unrealized gain (loss) on derivative contracts	3,396	(1,158)	2,238	(2,555)	415	(2,140)
Total other comprehensive income (loss)	(14,080)	1,687	(12,393)	(65,422)	14,564	(50,858)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(279)	—	(279)	(1,223)	—	(1,223)
Other comprehensive income (loss) attributable to Fluor Corporation	$(13,801)	$1,687	$(12,114)	$(64,199)	$14,564	$(49,635)

The tax effects of the components of OCI for the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$27,626	$39	$27,665	$(48,667)	$16,044	$(32,623)
Ownership share of equity method investees’ other comprehensive income (loss)	(6,895)	2,108	(4,787)	15,611	(3,061)	12,550
Defined benefit pension and postretirement plan adjustments	4,392	(289)	4,103	4,883	(1,013)	3,870
Unrealized gain (loss) on derivative contracts	8,030	(2,335)	5,695	(7,085)	1,343	(5,742)
Unrealized gain on available-for-sale securities	—	—	—	1,134	(425)	709
Total other comprehensive income (loss)	33,153	(477)	32,676	(34,124)	12,888	(21,236)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	206	—	206	(883)	—	(883)
Other comprehensive income (loss) attributable to Fluor Corporation	$32,947	$(477)	$32,470	$(33,241)	$12,888	$(20,353)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended June 30, 2019 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of March 31, 2019	$(267,362)	$(25,994)	$(202,585)	$(1,953)	$(497,894)
Other comprehensive income (loss) before reclassifications	(13,926)	(2,606)	—	1,629	(14,903)
Amounts reclassified from AOCI	—	141	2,039	609	2,789
Net other comprehensive income (loss)	(13,926)	(2,465)	2,039	2,238	(12,114)
Balance as of June 30, 2019	$(281,288)	$(28,459)	$(200,546)	$285	$(510,008)

Attributable to Noncontrolling Interests:
Balance as of March 31, 2019	$(3,216)	$—	$—	$—	$(3,216)
Other comprehensive income (loss) before reclassifications	(279)	—	—	—	(279)
Amounts reclassified from AOCI	—	—	—	—	—
Net other comprehensive income (loss)	(279)	—	—	—	(279)
Balance as of June 30, 2019	$(3,495)	$—	$—	$—	$(3,495)

The changes in AOCI balances by component (after-tax) for the six months ended June 30, 2019 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2018	$(308,747)	$(23,672)	$(204,649)	$(5,410)	$(542,478)
Other comprehensive income (loss) before reclassifications	27,459	(5,070)	—	4,325	26,714
Amounts reclassified from AOCI	—	283	4,103	1,370	5,756
Net other comprehensive income (loss)	27,459	(4,787)	4,103	5,695	32,470
Balance as of June 30, 2019	$(281,288)	$(28,459)	$(200,546)	$285	$(510,008)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2018	$(3,701)	$—	$—	$—	$(3,701)
Other comprehensive income (loss) before reclassifications	206	—	—	—	206
Amounts reclassified from AOCI	—	—	—	—	—
Net other comprehensive income (loss)	206	—	—	—	206
Balance as of June 30, 2019	$(3,495)	$—	$—	$—	$(3,495)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The changes in AOCI balances by component (after-tax) for the three months ended June 30, 2018 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of March 31, 2018	$(185,159)	$(27,633)	$(150,882)	$(9,286)	$—	$(372,960)
Other comprehensive income (loss) before reclassifications	(57,758)	7,417	—	(3,288)	—	(53,629)
Amounts reclassified from AOCI	—	152	2,694	1,148	—	3,994
Net other comprehensive income (loss)	(57,758)	7,569	2,694	(2,140)	—	(49,635)
Balance as of June 30, 2018	$(242,917)	$(20,064)	$(148,188)	$(11,426)	$—	$(422,595)

Attributable to Noncontrolling Interests:
Balance as of March 31, 2018	$(1,122)	$—	$—	$—	$—	$(1,122)
Other comprehensive income (loss) before reclassifications	(1,223)	—	—	—	—	(1,223)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive income (loss)	(1,223)	—	—	—	—	(1,223)
Balance as of June 30, 2018	$(2,345)	$—	$—	$—	$—	$(2,345)

The changes in AOCI balances by component (after-tax) for the six months ended June 30, 2018 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2017	$(211,177)	$(32,614)	$(152,058)	$(5,684)	$(709)	$(402,242)
Other comprehensive income (loss) before reclassifications	(31,740)	11,893	—	(7,049)	—	(26,896)
Amounts reclassified from AOCI	—	657	3,870	1,307	709	6,543
Net other comprehensive income (loss)	(31,740)	12,550	3,870	(5,742)	709	(20,353)
Balance as of June 30, 2018	$(242,917)	$(20,064)	$(148,188)	$(11,426)	$—	$(422,595)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2017	$(1,462)	$—	$—	$—	$—	$(1,462)
Other comprehensive income (loss) before reclassifications	(883)	—	—	—	—	(883)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive income (loss)	(883)	—	—	—	—	(883)
Balance as of June 30, 2018	$(2,345)	$—	$—	$—	$—	$(2,345)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Earnings are as follows:

	Location in Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Statement of Earnings	2019	2018	2019	2018
Component of AOCI:

Ownership share of equity method investees’ other comprehensive loss	Total cost of revenue	$(188)	$(203)	$(377)	$(899)
Income tax benefit	Income tax expense	47	51	94	242
Net of tax		$(141)	$(152)	$(283)	$(657)

Defined benefit pension plan adjustments	Corporate general and administrative expense	$(2,182)	$(3,366)	$(4,392)	$(4,883)
Income tax benefit	Income tax expense	143	672	289	1,013
Net of tax		$(2,039)	$(2,694)	$(4,103)	$(3,870)

Unrealized gain (loss) on derivative contracts:
Foreign currency contracts	Various accounts(1)	$(617)	$(1,332)	$(1,462)	$(1,118)
Interest rate contracts	Interest expense	(419)	(419)	(839)	(839)
Income tax benefit	Income tax expense	427	603	931	650
Net of tax		$(609)	$(1,148)	$(1,370)	$(1,307)

Unrealized loss on available-for-sale securities	Corporate general and administrative expense	$—	$—	$—	$(1,134)
Income tax benefit	Income tax expense	—	—	—	425
Net of tax		$—	$—	$—	$(709)

_______________________________________________________________________________

(1)	Gains and losses on foreign currency derivative contracts were reclassified to "Total cost of revenue" and "Corporate general and administrative expense."

As a result of the Tax Cuts and Jobs Act, certain income tax effects related to items in AOCI have been stranded in AOCI, and the company did not elect to reclassify these stranded tax effects to retained earnings. The tax effects remaining in AOCI are released only when all related units of account are liquidated, sold or extinguished (i.e., the portfolio approach).
(5) Income Taxes
The effective tax rates for the three and six months ended June 30, 2019 were 17.0 percent and 14.8 percent, respectively, compared to 28.6 percent and 31.8 percent for the corresponding periods of 2018. The effective rates for all periods were unfavorably impacted by foreign income tax rates that exceed the U.S. statutory rate of 21% and foreign losses for which no tax benefit could be recognized. All periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.
The company conducts business globally and, as a result, the company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands,

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

South Africa, the United Kingdom and the United States. Although the company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and unfavorably. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2013.
(6) Cash Paid for Interest and Taxes
Cash paid for interest was $42 million and $36 million for the six months ended June 30, 2019 and 2018, respectively. Income tax payments, net of refunds, were $129 million and $42 million during the six-month periods ended June 30, 2019 and 2018, respectively.
(7) Earnings Per Share
Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method. The calculations of the basic and diluted EPS for the three and six months ended June 30, 2019 and 2018 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018

Net earnings (loss) attributable to Fluor Corporation	$(554,808)	$114,832	$(613,234)	$97,242

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,141	140,654	139,959	140,377

Basic earnings (loss) per share	$(3.96)	$0.82	$(4.38)	$0.69

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,141	140,654	139,959	140,377

Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units(1)	—	652	—	897
Weighted average diluted shares outstanding	140,141	141,306	139,959	141,274

Diluted earnings (loss) per share	$(3.96)	$0.81	$(4.38)	$0.69

Anti-dilutive securities not included above	4,465	4,041	4,621	4,100

_________________________________________________________

(1)
Employee stock options, restricted stock units and shares, and Value Driver Incentive units of 526,000 and 633,000 were excluded from weighted average diluted shares outstanding for the three and six months ended June 30, 2019, respectively, as the shares would have an anti-dilutive effect on the net loss.

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
The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$24,162	$24,162	$—	$—	$26,690	$26,690	$—	$—
Derivative assets(2)
Foreign currency contracts	17,922	—	17,922	—	17,346	—	17,346	—

Liabilities:
Derivative liabilities(2)
Foreign currency contracts	$12,499	$—	$12,499	$—	$18,342	$—	$18,342	$—
Commodity contracts	517	—	517	—	—	—	—	—
_________________________________________________________

(1)
Consists of registered money market funds and an equity index fund valued at fair value. These investments, which are trading securities, represent the net asset value of the shares of such funds as of the close of business at the end of the period based on the last trade or official close of an active market or exchange.

(2)
See Note 9 for the classification of foreign currency and commodity contracts on the Condensed Consolidated Balance Sheet. Foreign currency and commodity contracts are estimated using standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

During the six months ended June 30, 2018, proceeds from sales and maturities of available-for-sale securities were $175 million. There were no sales or maturities of available-for-sale securities during the three and six months ended June 30, 2019 and three months ended June 30, 2018.
The company has measured assets and liabilities held for sale and certain other impaired assets at fair value on a nonrecurring basis. See Note 20 for further discussion.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		June 30, 2019		December 31, 2018
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,168,419	$1,168,419	$1,091,868	$1,091,868
Cash equivalents(2)	Level 2	688,866	688,866	672,878	672,878
Marketable securities, current(3)	Level 2	73,098	73,098	214,828	214,828
Notes receivable, including noncurrent portion(4)	Level 3	36,576	36,576	32,645	32,645
Liabilities:
1.750% Senior Notes(5)	Level 2	$565,599	$597,171	$569,372	$589,864
3.5% Senior Notes(5)	Level 2	494,760	513,180	494,280	484,790
4.250% Senior Notes(5)	Level 2	594,187	620,784	593,871	583,200
Other borrowings, including noncurrent portion(6)	Level 2	44,277	44,277	30,929	30,929
_________________________________________________________

(1)	Cash consists of bank deposits. Carrying amounts approximate fair value.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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
As of June 30, 2019, the company had total gross notional amounts of $766 million of foreign currency contracts outstanding (primarily related to the British Pound, Kuwaiti Dinar, Indian Rupee, Philippine Peso, South Korean Won, Canadian Dollar and Chinese Yuan) that were designated as hedging instruments. These foreign currency contracts are of varying duration, none of which extend beyond March 2022.
The fair values of derivatives designated as hedging instruments under ASC 815 as of June 30, 2019 and December 31, 2018 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	June 30, 2019	December 31, 2018	Balance Sheet Location	June 30, 2019	December 31, 2018
Foreign currency contracts	Other current assets	$10,661	$12,861	Other accrued liabilities	$8,945	$16,582
Foreign currency contracts	Other assets	5,962	2,669	Noncurrent liabilities	3,276	1,698
Total		$16,623	$15,530		$12,221	$18,280

During the three and six months ended June 30, 2019, the company recognized an after-tax gain of $2 million and $4 million, respectively, in OCI associated with derivative instruments designated as cash flow hedges. During the three and six months ended June 30, 2018, the company recognized an after-tax loss of $3 million and $7 million, respectively, in OCI associated with derivative instruments designated as cash flow hedges.
The after-tax amount of losses reclassified from AOCI into earnings associated with derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2019 and 2018 was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2019	2018	2019	2018
Foreign currency contracts	Total cost of revenue	$(347)	$(886)	$(846)	$(783)
Interest rate contracts	Interest expense	(262)	(262)	(524)	(524)
Total		$(609)	$(1,148)	$(1,370)	$(1,307)

As of June 30, 2019, the company also had total gross notional amounts of $47 million of foreign currency contracts and $19 million of commodity contracts outstanding that were not designated as hedging instruments. The foreign currency contracts primarily related to engineering and construction contract obligations denominated in nonfunctional currencies. As of June 30, 2019, the company had total gross notional amounts of $26 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. Net losses associated with the company’s derivatives and embedded derivatives included in “Total cost of revenue” were $0.5 million and $0.6 million for the three and six months ended June 30, 2019, respectively. Net gains of $0.5 million and net losses of $0.7 million associated with the company’s derivatives and embedded derivatives were included in “Total cost of revenue” and “Corporate general and administrative expense” for the three and six months ended June 30, 2018, respectively.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(10) Retirement Benefits
Net periodic pension expense for the company’s defined benefit pension plans includes the following components:

	Location in Condensed Consolidated Statement of Earnings	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2019	2018	2019	2018
Service cost	Total cost of revenue	$3,948	$4,537	$7,929	$9,208
Interest cost	Corporate general and administrative expense	4,924	5,714	9,899	11,581
Expected return on assets	Corporate general and administrative expense	(8,193)	(9,978)	(16,472)	(20,234)
Amortization of prior service credit	Corporate general and administrative expense	(222)	(236)	(447)	(479)
Recognized net actuarial loss	Corporate general and administrative expense	2,588	1,859	5,207	3,770
Loss on settlement	Corporate general and administrative expense	—	1,893	—	1,893
Net periodic pension expense		$3,045	$3,789	$6,116	$5,739

The company currently expects to contribute up to $15 million into its defined benefit pension plans during 2019, which is expected to be in excess of the minimum funding required. During the six months ended June 30, 2019, contributions of approximately $10 million were made by the company.
(11) Financing Arrangements
As of June 30, 2019, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of June 30, 2019, letters of credit and borrowings totaling $1.5 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.
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
Other borrowings of $44 million as of June 30, 2019 and $31 million as of December 31, 2018 primarily represent bank loans and other financing arrangements associated with Stork.
As of June 30, 2019, the company was in compliance with all of the financial covenants related to its debt agreements.
(12) Stock-Based Plans
The company’s executive and director stock-based compensation plans are described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the 2018 10-K. In the first half of 2019 and 2018, restricted stock units totaling 1,065,139 and 603,111, respectively, were granted to executives and directors, at weighted-average grant date fair values of $36.45 per share and $57.88 per share, respectively. Restricted stock units granted to executives in 2019 and 2018 generally vest ratably over three years. Restricted stock units granted to directors in 2019 and 2018 vested immediately and are subject to a post-vest holding period of three years. The fair value of restricted stock units represents the closing price of the company’s common stock on the date of grant discounted for the post-vest holding period, when applicable.
During the first half of 2019 and 2018, stock options for the purchase of 392,841 shares at a weighted-average exercise price of $29.03 per share and 33,615 shares at a weighted-average exercise price of $58.15 per share, respectively, were awarded to executives. The exercise price of options represents the closing price of the company’s common stock on the date of grant. The options granted in 2019 and 2018 generally vest ratably over three years and expire ten years after the grant date.
In the first half of 2019 and 2018, performance-based Value Driver Incentive (“VDI”) units totaling 350,532 and 206,598, respectively, were awarded to executives. These awards vest after a period of approximately three years and contain annual performance conditions for each of the three years of the vesting period. The performance targets for each year are generally established in the first quarter of that year. Under ASC 718, performance-based awards are not deemed granted for accounting purposes until the performance targets have been established. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the three year vesting period. During the first half of 2019, units totaling 116,844, 68,866 and 72,601 under the 2019, 2018 and 2017 VDI plans, respectively, were granted at weighted-average grant date fair values of $39.72 per share, $42.24 per share and $35.18 per share, respectively. For awards granted under the 2019, 2018 and 2017 VDI plans, the number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the VDI award agreements. VDI units granted under the 2017 VDI plan are subject to a post-vest holding period of three years. The grant date fair value is determined by adjusting the closing price of the company’s common stock on the date of grant for the effect of the market condition and for the post-vest holding period discount, when applicable. Units granted under the 2019, 2018 and 2017 VDI plans can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718.

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
As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Earnings for all periods presented the amount of net earnings (loss) attributable to the company and the amount of net earnings (loss) attributable to noncontrolling interests. For the three and six months ended June 30, 2019, net losses attributable to noncontrolling interests were $39 million and $24 million, respectively. For the three and six months ended June 30, 2018, net earnings attributable to noncontrolling interests were $16 million and $22 million, respectively. Income taxes associated with earnings (losses) attributable to noncontrolling interests were immaterial in all periods. Distributions paid to noncontrolling interests were $16 million and $32 million for the six months ended June 30, 2019 and 2018, respectively. Capital contributions by noncontrolling interests were $8 million and $4 million for the six months ended June 30, 2019 and 2018, respectively.
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
In May 2018, purported shareholders filed complaints against Fluor Corporation and certain of its current and former executives in the United States District Court for the Northern District of Texas. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired Fluor common stock from August 14, 2013 through May 3, 2018, and seek to recover damages arising from alleged violations of federal securities laws. In December 2018, the court appointed co-lead plaintiffs and co-lead counsel. The co-lead plaintiffs filed an amended, consolidated complaint in March 2019. The company filed a motion to dismiss the matter on July 15, 2019. While no assurance can be given as to the ultimate outcome of this matter, the company does not believe it is probable that a loss will be incurred.
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
During the second and third quarters of 2019, the company settled certain legal matters resulting in gain contingencies totaling approximately $50 million that are expected to be recognized in future periods as amounts are received. Certain of these amounts pertain to discontinued operations.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Other Matters
The company has made claims arising from the performance under its contracts. The company recognizes revenue for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on claims using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Similarly, the company recognizes disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. The company periodically evaluates its positions and the amounts recognized with respect to all its claims and back charges. As of June 30, 2019 and December 31, 2018, the company had recorded $196 million and $166 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract assets. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $2 million and $18 million as of June 30, 2019 and December 31, 2018, respectively. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 606.
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
(15) Guarantees
In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $18 billion as of June 30, 2019. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of June 30, 2019 and December 31, 2018 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material. Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(16) Partnerships and Joint Ventures
In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” on the Condensed Consolidated Balance Sheet were $106 million and $154 million as of June 30, 2019 and December 31, 2018, respectively. Notes receivable from unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” and “Other assets” on the Condensed Consolidated Balance Sheet were $32 million as of June 30, 2019 and $27 million as of December 31, 2018.
For unconsolidated construction partnerships and joint ventures, the company generally recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Earnings and uses the one-line equity method of accounting on the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The company also executes projects through collaborative arrangements for which the company recognizes its relative share of revenue and cost. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company’s investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $874 million and $921 million as of June 30, 2019 and December 31, 2018, respectively, and were classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet.
COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”) is a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. The carrying value of the company's investment in CFHI was of $355 million and $376 million as of June 30, 2019 and December 31, 2018, respectively. The company has a future funding commitment of $26 million that is expected to be paid in the fourth quarter of 2019.
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
The net carrying value of the unconsolidated VIEs classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet was a net asset of $270 million and $273 million as of June 30, 2019 and December 31, 2018, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of June 30, 2019 for the unconsolidated VIEs were $77 million.
In some cases, the company is required to consolidate certain VIEs. As of June 30, 2019, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.4 billion and $1.0 billion, respectively. As of December 31, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.3 billion and $825 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.
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
Operating information by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
External Revenue (in millions)	2019	2018	2019	2018
Energy & Chemicals	$1,397.1	$2,014.5	$2,873.7	$3,957.5
Mining, Industrial, Infrastructure & Power	1,507.6	1,335.4	2,888.8	2,242.4
Government	612.0	867.5	1,396.7	2,198.0
Diversified Services	577.7	666.4	1,127.9	1,309.7
Total external revenue	$4,094.4	$4,883.8	$8,287.1	$9,707.6

Intercompany revenue for the Diversified Services segment, excluded from the amounts shown above, was $107 million and $202 million for the three and six months ended June 30, 2019, respectively, and $111 million and $240 million for the three and six months ended June 30, 2018, respectively.
Segment profit is an earnings measure that the company utilizes to evaluate and manage its business performance. Segment profit is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; restructuring and other exit costs; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (Loss) (in millions)	2019	2018	2019	2018
Energy & Chemicals	$(229.1)	$97.2	$(209.7)	$202.9
Mining, Industrial, Infrastructure & Power	(122.5)	40.9	(122.1)	(79.5)
Government	(226.1)	26.9	(209.5)	75.1
Diversified Services	4.4	28.8	14.6	47.6
Total segment profit (loss)	$(573.3)	$193.8	$(526.7)	$246.1

Energy & Chemicals. Segment profit for the three and six months ended June 30, 2019 significantly decreased compared to the corresponding periods in 2018, primarily due to forecast revisions on certain projects. Pre-tax charges totaling $186 million (or $1.12 per diluted share) and $240 million (or $1.40 per diluted share) for the three and six month periods of 2019 resulted from late design changes, schedule-driven cost growth including liquidated damages, and subcontractor negotiations on a fixed-price, offshore project. Additional pre-tax charges totaling $87 million (or $0.50 per diluted share) for both the three and six month periods of 2019 resulted from schedule-driven cost growth and client and subcontractor negotiations on two fixed-price, downstream

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

projects and scope reductions on a large upstream project. Pre-contract costs of $26 million (or $0.15 per diluted share) were expensed in both the three and six months ended June 30, 2019 due to the company's continued evaluation of the probability of receiving an award. Segment profit during the six months ended June 30, 2019 was also impacted by a pre-tax charge of $31 million (or $0.22 per diluted share) resulting from the resolution of certain close-out matters with a customer. Segment profit for the three and six months ended June 30, 2018 included a pre-tax charge of $67 million (or $0.47 per diluted share) for estimated cost growth on a fixed-price downstream project.
Mining, Industrial, Infrastructure & Power. Segment profit for the three and six months ended June 30, 2019 significantly decreased compared to the corresponding periods in 2018, primarily due to forecast revisions on several power and infrastructure projects. Pre-tax charges totaling $109 million (or $0.60 per diluted share) and $135 million (or $0.74 per diluted share) were incurred during the three and six months ended June 30, 2019 resulting primarily from an agreement in principle associated with client disputes, as well as cost growth related to closeout matters on three fixed-price, gas-fired power plant projects. These forecast revisions have incorporated the cost associated with a previously disclosed dispute with the client. Pre-tax charges totaling $16 million (or $0.09 per diluted share) and $142 million (or $0.77 per diluted share) were recognized on one of these power projects during the three and six months ended June 30, 2018 as a result of cost growth. Pre-tax charges totaling $55 million (or $0.30 per diluted share) were incurred during both the three and six months ended June 30, 2019 resulting from late engineering changes and schedule-driven cost growth, as well as negotiations with clients and subcontractors on pending change orders, for several fixed-price, infrastructure projects.
Government. Segment profit for both the three and six months ended June 30, 2019 was adversely affected by pre-tax charges totaling $233 million (or $1.27 per diluted share) resulting from forecast revisions for late engineering changes, cost growth and ongoing assessments of certain unapproved change orders related to a fixed-price, U.S. government project that was discussed in the company's first quarter 10-Q and 2018 10-K for which the company serves as a subcontractor to a commercial client. The company’s forecast for this project is based on its assessment of the probable resolution of certain change orders currently under discussion with the client, which if not achieved, could further adversely affect revenue and segment profit. The company continues to pursue recovery of all unapproved change orders associated with this project.
Segment profit for all periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. A discussion of the cost-sharing agreement between NuScale and the U.S. Department of Energy (“DOE”) is provided in the Notes to Consolidated Financial Statements included in the 2018 10-K. NuScale expenses included in the determination of segment profit were $18 million and $34 million for the three and six months ended June 30, 2019, respectively, and $24 million and $47 million for the three and six months ended June 30, 2018, respectively. NuScale expenses were reported net of qualified reimbursable expenses of $15 million and $28 million for the three and six months ended June 30, 2019, respectively, and $12 million and $27 million for the three and six months ended June 30, 2018, respectively.
A reconciliation of total segment profit (loss) to earnings (loss) before taxes is as follows:

Reconciliation of Total Segment Profit (Loss) to Earnings (Loss) Before Taxes	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Total segment profit (loss)	$(573.3)	$193.8	$(526.7)	$246.1
Corporate general and administrative expense	(53.4)	(17.8)	(114.4)	(75.0)
Restructuring and other exit costs	(45.7)	—	(73.1)	—
Interest income (expense), net	(3.9)	(8.7)	(9.6)	(18.3)
Earnings (loss) attributable to noncontrolling interests	(38.7)	16.3	(23.6)	21.8
Earnings (loss) before taxes	$(715.0)	$183.6	$(747.4)	$174.6

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Total assets by segment are as follows:

Total Assets by Segment (in millions)	June 30, 2019	December 31, 2018
Energy & Chemicals	$1,426.0	$1,525.1
Mining, Industrial, Infrastructure & Power	1,045.4	1,193.2
Government	817.6	948.2
Diversified Services	1,867.1	1,841.0

Total assets in the Energy & Chemicals segment as of June 30, 2019 also included aged and disputed accounts receivable of $108 million related to a cost reimbursable, chemicals project in the Middle East. Management continues to pursue collection of these amounts from the customer and does not believe that the customer has a contractual basis for withholding payment. The company does not believe it is probable that losses will be incurred in excess of amounts reserved for this matter.
Total assets in the Government segment as of June 30, 2019 included accounts receivable related to two subcontracts with Westinghouse Electric Company LLC ("Westinghouse") to manage the construction workforce at two nuclear power plant projects in South Carolina ("V.C. Summer") and Georgia ("Plant Vogtle"). On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was canceled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of June 30, 2019 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. The company has filed mechanic's liens in South Carolina against the property of the owner of the V.C. Summer project for amounts due for pre-petition services rendered to Westinghouse. Based on the company's evaluation of available information, the company does not expect the close-out of these projects to have a material impact on the company's results of operations.
The company is currently exploring strategic alternatives for certain investments, including its investment in the fabrication joint venture in China.
The following table presents revenue disaggregated by the geographic area where the work was performed for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
External Revenue (in millions)	2019	2018	2019	2018
United States	$1,498.5	$2,220.2	$3,169.0	$4,539.2
Canada	322.4	42.6	517.9	118.3
Asia Pacific (includes Australia)	471.9	397.6	902.1	629.3
Europe	768.9	1,252.5	1,697.2	2,438.3
Central and South America	648.5	344.9	1,191.6	885.9
Middle East and Africa	384.2	626.0	809.3	1,096.6
Total external revenue	$4,094.4	$4,883.8	$8,287.1	$9,707.6

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(18) Contract Assets and Liabilities

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $987 million and $1.1 billion as of June 30, 2019 and December 31, 2018, respectively, and contract work in progress (typically for fixed-price contracts) of $247 million and $493 million as of June 30, 2019 and December 31, 2018, respectively. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $735 million and $445 million as of June 30, 2019 and December 31, 2018, respectively, have been deducted from contract assets. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. As of December 31, 2018, the company had $26 million in pre-contract costs classified as a current asset under contract assets on the Condensed Consolidated Balance Sheet. These costs were expensed during the second quarter of 2019 due to the company's continued evaluation of the probability of receiving an award. The company anticipates that substantially all incurred cost associated with contract assets as of June 30, 2019 will be billed and collected within one year.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The company recognized revenue of $642 million and $639 million during the six months ended June 30, 2019 and 2018, respectively, that was included in contract liabilities as of January 1, 2019 and 2018, respectively.
(19) Remaining Unsatisfied Performance Obligations

The company’s remaining unsatisfied performance obligations (“RUPO”) as of June 30, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The company had $33 billion in RUPO as of June 30, 2019.

The company estimates that its RUPO will be satisfied over the following periods:

(in millions)	June 30, 2019
Within 1 year	$15,299
1 to 2 years	9,260
Thereafter	8,154
Total remaining unsatisfied performance obligations	$32,713

Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.
(20) Restructuring and Other Exit Costs

During the first quarter of 2019, the company initiated a broad restructuring plan designed to optimize costs and improve operational efficiency. During the second quarter of 2019, the company approved additional restructuring activities in connection with its plan. Activities approved in the first and second quarter primarily relate to international operations at the company's Stork and equipment businesses, which are expected to be substantially completed in 2019 or early 2020. Total restructuring and other exit costs of approximately $175 million, including those recognized during the first half of 2019, are expected to be incurred as part of the restructuring plan. Estimated restructuring and other exit costs include severance of approximately $50 million, asset impairment charges of approximately $39 million and entity liquidation costs, including recognition of cumulative translation adjustments, of approximately $86 million. Additional restructuring activities are expected to be identified and approved as part of the plan.

During the three and six months ended June 30, 2019, restructuring charges totaling $46 million and $73 million, respectively, were recorded as “Restructuring and other exit costs” in the Condensed Consolidated Statement of Earnings and included severance and asset impairment charges. Severance costs of approximately $7 million and $34 million and asset impairment charges totaling $39 million were recognized during the three and six months ended June 30, 2019, respectively. Asset impairment charges included the write down of assets held for sale to fair value less cost to sell and the write down of certain other assets to fair value. The fair

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

value of assets and liabilities held for sale and other impaired assets, primarily construction equipment, was estimated using observable Level 2 inputs for identical assets. As of June 30, 2019, assets of $71 million and liabilities of $6 million were classified as held for sale and included in "Other current assets" and "Other accrued liabilities," respectively, on the Condensed Consolidated Balance Sheet. The fair value of the other impaired assets was $21 million as of June 30, 2019. These assets were included in "Property, plant and equipment" on the Condensed Consolidated Balance Sheet.
A reconciliation of the beginning and ending restructuring liability is as follows:

(in thousands)	Severance
Balance as of January 1, 2019	$—
Restructuring charges accrued during the period	34,331
Cash payments / settlements during the period	(5,371)
Currency translation	29
Balance as of June 30, 2019	$28,989

FLUOR CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the company's Condensed Consolidated Financial Statements and related notes and the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as adjusted (the "2018 10-K"). For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; restructuring and other exit costs; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items. Except as the context otherwise requires, the terms Fluor or the Registrant as used herein are references to Fluor Corporation and its predecessors and references to the company, we, us, or our as used herein shall include Fluor Corporation, its consolidated subsidiaries and joint ventures.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made herein, including statements regarding the company’s projected revenue and earnings levels, cash flow and liquidity, new awards and backlog levels and the implementation of strategic initiatives are forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements, including disclosures which use words such as the company “believes,” “anticipates,” “expects,” “estimates” and similar statements are subject to various risks and uncertainties which could cause actual results of operations to differ materially from expectations. Factors potentially contributing to such differences include, among others:

•
The cyclical nature of many of the markets the company serves, including our commodity-based business lines, and our  client’s vulnerability to downturns, which may result in decreased capital investment or expenditures and reduced demand for our services;

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

•
The potential impact of changes in tax laws and other tax matters including, but not limited to, those from foreign operations, the realizability of our deferred tax assets and the ongoing audits by tax authorities;

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
RESULTS OF OPERATIONS
Summary
During the second quarter of 2019, the company met with a number of its clients, subcontractors and suppliers in an attempt to bring resolution to a variety of matters, including outstanding disputes and claims, pending change orders, schedule extensions, accounts receivable and other project close out items. The negotiations and agreements resulting from these meetings, as well as project developments during the quarter, resulted in the recognition of significant charges across the company's three largest segments.
Consolidated revenue of $4.1 billion for the three months ended June 30, 2019 decreased 16 percent compared to $4.9 billion for the three months ended June 30, 2018. Consolidated revenue of $8.3 billion for the six months ended June 30, 2019 decreased 15 percent compared to $9.7 billion for the six months ended June 30, 2018. Revenue declines in the Energy & Chemicals, Government and Diversified Services segments were partially offset by revenue growth in the Mining, Industrial, Infrastructure & Power segment.
Net losses attributable to Fluor Corporation were $555 million and $613 million for the three and six months ended June 30, 2019, respectively, compared to net earnings attributable to Fluor Corporation of $115 million and $97 million for the corresponding periods of 2018. In the Energy & Chemicals segment, the company recognized after-tax charges totaling $260 million and $337 million during the three and six months ended June 30, 2019, respectively, compared to after-tax charges totaling $67 million for both the three and six months ended June 30, 2018. In the Mining, Industrial, Infrastructure & Power segment, the company recognized after-tax charges totaling $126 million and $146 million during the three and six months ended June 30, 2019, respectively, compared to after-tax charges totaling $13 million and $109 million for the three and six months ended June 30,

2018. In the Government segment, the company recognized after-tax charges totaling $178 million during both the three and six months ended June 30, 2019 with no similar charges in the prior year periods. Net losses during the three and six months ended June 30, 2019 were further driven by after-tax restructuring charges totaling $43 million and $64 million, respectively. (See below for a discussion of the company's restructuring initiative which commenced in the first quarter of 2019.) Excluding the effects of the charges in all periods, earnings for the three and six months ended June 30, 2019 declined when compared to the same periods of 2018. All segments contributed to the earnings decline.
The effective tax rates for the three and six months ended June 30, 2019 were 17.0 percent and 14.8 percent, respectively, compared to 28.6 percent and 31.8 percent for the corresponding periods of 2018. The effective rates for all periods were unfavorably impacted by foreign income tax rates that exceed the U.S. statutory rate of 21% and foreign losses for which no tax benefit could be recognized. All periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically the responsibility of the company.
Diluted loss per share was $3.96 and $4.38 for the three and six months ended June 30, 2019, respectively, compared to diluted earnings per share of $0.81 and $0.69 for the corresponding periods of 2018. The diluted loss per share for the three and six months ended June 30, 2019 included project charges totaling $4.03 per diluted share and $4.72 per diluted share, respectively, as well as restructuring charges of $0.30 per diluted share and $0.45 per diluted share, respectively. Earnings per share for the three and six months ended June 30, 2018 included project charges totaling $0.56 per diluted share and $1.24 per diluted share, respectively.
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
Consolidated new awards were $2.4 billion and $5.8 billion for the three and six months ended June 30, 2019, respectively, compared to new awards of $5.4 billion and $7.9 billion for corresponding periods of 2018. The Mining, Industrial, Infrastructure & Power and Energy & Chemicals segments were the major contributors to the new award activity in the first half of 2019. Approximately 56 percent of consolidated new awards for the first half of 2019 were for projects located outside of the United States compared to 78 percent for the first half of 2018.
Consolidated backlog as of June 30, 2019 was $35.5 billion compared to $29.3 billion as of June 30, 2018. The increase in backlog primarily resulted from new awards booked in the latter part of 2018 in the Energy & Chemicals and Mining, Industrial, Infrastructure & Power segments. As of June 30, 2019, approximately 69 percent of consolidated backlog related to projects outside of the United States compared to 64 percent as of June 30, 2018. As of June 30, 2019, approximately 49 percent of consolidated backlog consisted of fixed-price, lump-sum and guaranteed maximum contracts compared to 37 percent as of June 30, 2018. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Consolidated backlog differs from the company’s remaining unsatisfied performance obligations (“RUPO”) discussed in Note 19 to the Condensed Consolidated Financial Statements. Backlog includes the amount of revenue the company expects to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue the company expects to recognize under ongoing operations and maintenance contracts with definite terms and/or substantive termination provisions.
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

Restructuring Plan

During the first quarter of 2019, the company initiated a broad restructuring plan designed to optimize costs and improve operational efficiency. During the second quarter of 2019, the company approved additional restructuring activities in connection with its plan. Activities approved in the first and second quarter primarily relate to international operations at the company's Stork and equipment businesses, which are expected to be substantially completed in 2019 or early 2020. Total restructuring and other exit costs of approximately $175 million, including those recognized during the first half of 2019, are expected to be incurred as part of the restructuring plan. Estimated restructuring and other exit costs include severance of approximately $50 million, asset impairment charges of approximately $39 million and entity liquidation costs, including recognition of cumulative translation adjustments, of approximately $86 million. Additional restructuring activities are expected to be identified and approved as part of the plan.

During the three and six months ended June 30, 2019, restructuring charges totaling $46 million and $73 million, respectively, were recorded as “Restructuring and other exit costs” in the Condensed Consolidated Statement of Earnings and included severance and asset impairment charges. Severance costs of approximately $7 million and $34 million and asset impairment charges totaling $39 million were recognized during the three and six months ended June 30, 2019, respectively. Asset impairment charges included the write down of assets held for sale to fair value less cost to sell and the write down of certain other assets to fair value.

Energy & Chemicals

Revenue and segment profit for the Energy & Chemicals segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018

Revenue	$1,397.1	$2,014.5	$2,873.7	$3,957.5
Segment profit (loss)	(229.1)	97.2	(209.7)	202.9
Revenue for the three and six months ended June 30, 2019 decreased by 31 percent and 27 percent, respectively, compared to the corresponding periods in 2018, primarily due to a significant decline in the volume of project execution activities for several downstream projects and a large upstream project, as well as the completion of a large chemicals project and the effect of forecast revisions on an offshore project discussed below. The revenue declines in both periods were partially offset by increased project execution activity for a liquefied natural gas project in Canada.
Segment profit for the three and six months ended June 30, 2019 significantly decreased compared to the corresponding periods in 2018, primarily due to forecast revisions on certain projects. Charges totaling $186 million and $240 million for the three and six month periods of 2019 resulted from late design changes, schedule-driven cost growth including liquidated damages, and subcontractor negotiations on a fixed-price, offshore project. Additional charges totaling $87 million for both the three and six month periods of 2019 resulted from schedule-driven cost growth and client and subcontractor negotiations on two fixed-price, downstream projects and scope reductions on a large upstream project. Pre-contract costs of $26 million were expensed in both the three and six months ended June 30, 2019 due to the company's continued evaluation of the probability of receiving an award. Unrealized foreign currency losses of $19 million and $26 million associated with embedded foreign currency derivatives of the company’s joint venture in Mexico were recognized for the three and six month periods of 2019, primarily due to the full suspension of certain client contracts in the second quarter of 2019. Segment profit during the six months ended June 30, 2019 was also impacted by a charge of $31 million resulting from the resolution of certain close-out matters with a customer. Segment profit for the three and six months ended June 30, 2018 included a charge of $67 million for estimated cost growth on a fixed-price downstream project, partially offset by the favorable impact of scope increases and cost improvements for the large upstream project. Apart from the impact of all aforementioned forecast revisions, segment profit declined during the three and six months ended June 30, 2019 due to the reduced volume of project execution activities discussed above. Segment profit margin for the three and six months ended June 30, 2019 was (16.4) percent and (7.3) percent, respectively, compared to 4.8 percent and 5.1 percent for the same periods in 2018. The declines in segment profit margin in both periods were primarily attributable to the same factors affecting segment profit.
New awards for the three and six months ended June 30, 2019 were $732 million and $1.7 billion, respectively, compared to $493 million and $1.2 billion for the corresponding periods of 2018. New awards in the current quarter included a downstream project in the United Kingdom and a multi-year sustaining capital project in Russia. Backlog of $15.5 billion as of June 30, 2019 increased from $12.4 billion as of June 30, 2018. The increase in backlog resulted primarily from the award of the liquefied natural gas export facility in Canada which was awarded in the fourth quarter of 2018, offset by the removal of certain contracts associated with the company’s joint venture in Mexico that were suspended during the second quarter. Although we see market improvement, the continuing lack of broad based new awards may put pressure on the segment's earnings streams in the near term. The lack of an appropriate volume and mix of new awards could also adversely impact the operating results of the company’s fabrication yard in China.
Total assets in the segment were $1.4 billion and $1.5 billion as of June 30, 2019 and December 31, 2018, respectively. Total assets as of June 30, 2019 included aged and disputed accounts receivable of $108 million related to a cost reimbursable, chemicals project in the Middle East. Management continues to pursue collection of these amounts from the customer and does not believe that the customer has a contractual basis for withholding payment. The company does not believe it is probable that losses will be incurred in excess of amounts reserved for this matter.
Mining, Industrial, Infrastructure & Power
Revenue and segment profit for the Mining, Industrial, Infrastructure & Power segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018

Revenue	$1,507.6	$1,335.4	$2,888.8	$2,242.4
Segment profit (loss)	(122.5)	40.9	(122.1)	(79.5)
Revenue for the three and six months ended June 30, 2019 increased by 13 percent and 29 percent, respectively, compared to the three and six months ended June 30, 2018, primarily due to increased project execution activities in the mining & metals business line for several projects. The increase in revenue was partially offset by reduced levels of project execution activities for certain power and life sciences & advanced manufacturing projects nearing completion as well as the impact of forecast revisions discussed below.
Segment profit for the three and six months ended June 30, 2019 significantly decreased compared to the corresponding periods in 2018, primarily due to forecast revisions on several power and infrastructure projects. Charges totaling $109 million and $135 million were incurred during the three and six months ended June 30, 2019 resulting primarily from an agreement in principle associated with client disputes, as well as cost growth related to closeout matters, on three fixed-price, gas-fired power plant projects. These forecast revisions have incorporated the cost associated with a previously disclosed dispute with the client. Charges totaling $16 million and $142 million were recognized on one of these power projects during the three and six months ended June 30, 2018 as a result of cost growth. Charges totaling $55 million were incurred during both the three and six months ended June 30, 2019 resulting from late engineering changes and schedule-driven cost growth, as well as negotiations with clients and subcontractors on pending change orders, for several fixed-price, infrastructure projects. The adverse impact of the project charges in 2019 were slightly offset by increased project execution activities in the mining & metals business line. Segment profit margin for the three and six months ended June 30, 2019 was (8.1) percent and (4.2) percent compared to 3.1 percent and (3.5) percent for the same period in prior years. The change in segment profit margin was primarily attributable to the same factors that affected segment profit. Near term margin contributions from the infrastructure business are likely to be adversely impacted by the project charges discussed above.
New awards for the three and six months ended June 30, 2019 were $510 million and $1.8 billion, respectively, compared to $3.6 billion and $5.0 billion for the corresponding periods of 2018. Backlog increased to $13.5 billion as of June 30, 2019 from $12.4 billion as of June 30, 2018, primarily due to new mining & metals and infrastructure awards booked in the latter part of 2018.
Total assets in the segment were $1.0 billion as of June 30, 2019 compared to $1.2 billion as of December 31, 2018.

Government
Revenue and segment profit for the Government segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018

Revenue	$612.0	$867.5	$1,396.7	$2,198.0
Segment profit (loss)	(226.1)	26.9	(209.5)	75.1
Revenue for the three and six months ended June 30, 2019 decreased by 29 percent and 36 percent, respectively, compared to the same periods in 2018. The revenue declines in both periods resulted primarily from the completion of a power restoration project in Puerto Rico during 2018 and a reduced volume of project execution activities for the LOGCAP IV program in Afghanistan following a government-mandated headcount reduction.
Segment profit for the three and six months ended June 30, 2019 significantly decreased when compared to the same periods in 2018, substantially driven by charges totaling $233 million resulting from forecast revisions for late engineering changes, cost growth and ongoing assessments of certain unapproved change orders related to a fixed-priced, U.S. government project that was discussed in the company's first quarter 10-Q and 2018 10-K for which the company serves as a subcontractor to a commercial client. The company’s forecast for this project is based on its assessment of the probable resolution of certain change orders currently under discussion with the client, which if not achieved, could further adversely affect revenue and segment profit. The company continues to pursue recovery of all unapproved change orders associated with this project. The decrease in segment profit in the current year periods was further driven by the completion of the power restoration project in Puerto Rico during 2018. Segment profit margin for the three and six months ended June 30, 2019 was (36.9) percent and (15.0) percent, respectively, compared to 3.1 percent and 3.4 percent for the same periods in the prior year. The decrease in segment profit margin for both periods was primarily driven by the same factors that drove the decrease in segment profit.
The Government segment includes the operations of NuScale, which are primarily research and development activities. NuScale expenses, net of qualified reimbursable expenses, included in the determination of segment profit, were $18 million and $34 million for the three and six months ended June 30, 2019 compared to $24 million and $47 million for the three and six months ended June 30, 2018.
New awards for the three and six months ended June 30, 2019 were $544 million and $875 million, respectively, compared to $747 million and $790 million for the same periods in the prior year. New awards for the current quarter included the fifth extension period on the LOGCAP IV program in Afghanistan. Backlog was $3.9 billion as of June 30, 2019 compared to $2.3 billion as of June 30, 2018. The increase in backlog primarily resulted from new award activity booked in the latter part of 2018 including an extension of the Strategic Petroleum Reserve contract and certain other multi-year decommissioning and cleanup projects. Total backlog included $2.1 billion and $515 million of unfunded government contracts as of June 30, 2019 and 2018, respectively.
Total assets in the Government segment were $818 million as of June 30, 2019 compared to $948 million as of December 31, 2018. The decrease in total assets primarily resulted from decreased working capital in support of project execution activities for several projects including the LOGCAP IV program in Afghanistan and the power restoration project in Puerto Rico.
Total assets in the Government segment as of June 30, 2019 included accounts receivable related to two subcontracts with Westinghouse Electric Company LLC ("Westinghouse") to manage the construction workforce at two nuclear power plant projects in South Carolina ("V.C. Summer") and Georgia ("Plant Vogtle"). On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was canceled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of June 30, 2019 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. The company has filed mechanic's liens in South Carolina against the property of the owner of the V.C. Summer project for amounts due for pre-petition services rendered to Westinghouse. Based on the company's evaluation of available information, the company does not expect the close-out of these projects to have a material impact on the company's results of operations.

Diversified Services
Revenue and segment profit for the Diversified Services segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018

Revenue	$577.7	$666.4	$1,127.9	$1,309.7
Segment profit (loss)	4.4	28.8	14.6	47.6
Revenue for the three and six months ended June 30, 2019 decreased by 13 percent and 14 percent, respectively, compared to the same periods in 2018, primarily due to lower contributions from the power services business, the completion of certain large projects in the equipment business, the reduction in scope of a maintenance project in Australia and the cancellation of a large operations and maintenance project in North America.
Segment profit for the three and six months ended June 30, 2019 decreased by 85 percent and 69 percent, respectively, compared to the corresponding periods in 2018 primarily due to the above mentioned reduced volumes, including higher margin specialty services, as well as charges related to negotiations with clients and joint venture partners in the second quarter. Segment profit margin for the three and six months ended June 30, 2019 was 0.8 percent and 1.3 percent, respectively, compared to 4.3 percent and 3.6 percent for the three and six months ended June 30, 2018. The decrease in segment profit margin for both periods was primarily due to the same factors affecting segment profit.
New awards for the three and six months ended June 30, 2019 were $574 million and $1.4 billion, respectively, compared to $513 million and $946 million for the same periods in the prior year. Backlog of $2.7 billion as of June 30, 2019 increased from $2.2 billion as of June 30, 2018, primarily due to new awards in the power services business booked in the first quarter of 2019. The equipment and temporary staffing businesses do not report backlog or new awards.
Total assets in the Diversified Services segment were $1.9 billion as of June 30, 2019 compared to $1.8 billion as of December 31, 2018.
Other
Corporate general and administrative expense for the three and six months ended June 30, 2019 was $53 million and $114 million compared to $18 million and $75 million for the same periods of 2018. The increase in corporate general and administrative expense during the three months ended June 30, 2019 was primarily attributable to lower foreign currency exchange gains in the 2019 period compared to the prior year period. The increase in corporate general and administrative expense during the six months ended June 30, 2019 was primarily attributable to foreign currency exchange losses in the first half of 2019 compared to foreign currency exchange gains during the same period of 2018. Restructuring and other exit costs for the three and six months ended June 30, 2019 are discussed above under “— Restructuring Plan.” Net interest expense was $4 million and $10 million for the three and six months ended June 30, 2019 compared to $9 million and $18 million during the corresponding periods of 2018. The decrease in net interest expense for both periods was primarily attributable to an increase in interest income from time deposits. Income tax expense for the three and six months ended June 30, 2019 and 2018 is discussed above under “— Summary.”
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 of the Notes to Condensed Consolidated Financial Statements.
LITIGATION AND MATTERS IN DISPUTE RESOLUTION
See Note 14 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION
Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets, including the use of commercial paper. The company has both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity and cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. The company’s strong credit ratings provide competitive advantage and continued access to the capital markets. As of June 30, 2019, the company was in compliance with all the financial covenants related to its debt agreements.
Cash Flows
Cash and cash equivalents were $1.9 billion and $1.8 billion as of June 30, 2019 and December 31, 2018. Cash and cash equivalents combined with marketable securities were $1.9 billion as of June 30, 2019 and $2.0 billion as of December 31, 2018. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.2 billion and $964 million as of June 30, 2019 and December 31, 2018, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.
In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $645 million and $392 million as of June 30, 2019 and December 31, 2018, respectively, as reflected on the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $1.4 billion and $856 million as of June 30, 2019 and December 31, 2018, respectively, and is presented as “Contract liabilities” on the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of June 30, 2019 and December 31, 2018, other than unremitted earnings required to meet its working capital and long-term investment needs in foreign jurisdictions where it operates.
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
During the six months ended June 30, 2019, working capital significantly decreased. Specific factors related to the change in working capital include:

•
Decreases in contract assets in the Mining, Industrial, Infrastructure & Power and Government segments, which resulted primarily from normal project execution activities for several projects including a mining project in Chile.

•
Increases in contract liabilities resulting from loss provisions and forecast adjustments for several projects in the Energy & Chemicals; Mining, Industrial, Infrastructure & Power; and Government segments, as well as client advances on the mining project in Chile.

•	Decreases in accounts payable in the Mining, Industrial, Infrastructure & Power and Government segments, which resulted primarily from normal invoicing and payment activities.

Excluding the non-cash impact of adopting ASC 606 on January 1, 2018, working capital increased primarily due to an increase in contract assets and a decrease in contract liabilities partially offset by an increase in accounts payable during the six months ended June 30, 2018. Specific factors related to these drivers include:

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
Cash provided by operating activities was $91 million for the six months ended June 30, 2019 compared to cash utilized by operating activities of $133 million for the corresponding period of the prior year. The increase in cash provided by operating activities resulted from a higher level of working capital inflows in 2019 compared to the prior year period. In the near term, the company will require liquidity to fund the contract liabilities resulting from loss provisions and forecast adjustments discussed above.
The company contributed $10 million and $9 million into its defined benefit pension plans during the six months ended June 30, 2019 and 2018, respectively. The company currently expects to contribute up to $15 million during 2019, which is expected to be in excess of the minimum funding required.
All periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. A discussion of the cost-sharing agreement between NuScale and the U.S. Department of Energy (“DOE”) is provided in the Notes to Consolidated Financial Statements included in the 2018 10-K. NuScale expenses included in the determination of segment profit were $18 million and $34 million for the three and six months ended June 30, 2019, respectively, and $24 million and $47 million for the three and six months ended June 30, 2018, respectively. NuScale expenses were reported net of qualified reimbursable expenses of $15 million and $28 million for the three and six months ended June 30, 2019, respectively, and $12 million and $27 million for the three and six months ended June 30, 2018, respectively.
Investing Activities
Cash provided by investing activities amounted to $44 million and $84 million for the six months ended June 30, 2019 and 2018, respectively. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; and investments in partnerships and joint ventures.
The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments may include money market funds, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the six months ended June 30, 2019 and 2018, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $142 million and $171 million, respectively. The company held marketable securities of $73 million and $215 million as of June 30, 2019 and December 31, 2018, respectively.
Capital expenditures of $101 million and $110 million for the six months ended June 30, 2019 and 2018, respectively, primarily related to construction equipment associated with equipment operations in the Diversified Services segment, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $25 million and $40 million during the six months ended June 30, 2019 and 2018, respectively, primarily related to the disposal of construction equipment associated with the equipment operations in the Diversified Services segment.
Investments in unconsolidated partnerships and joint ventures of $27 million and $17 million during the six months ended June 30, 2019 and 2018, respectively, primarily consist of capital contributions to an infrastructure joint venture in the United States.

Financing Activities
Cash utilized by financing activities of $58 million and $40 million during the six months ended June 30, 2019 and 2018, respectively, included company dividend payments to stockholders, proceeds from the issuance of commercial paper and distributions paid to holders of noncontrolling interests.
Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2018 were paid in the first quarter of 2019. Quarterly cash dividends of $0.21 per share were declared in the second quarter of 2019 and 2018. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.
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
Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $16 million and $32 million during the six months ended June 30, 2019 and 2018, respectively. Distributions in 2019 primarily related to a mining joint venture project in Chile. Distributions in 2018 primarily related to two transportation joint venture projects in the United States.
Effect of Exchange Rate Changes on Cash
Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the six months ended June 30, 2019, some major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $28 million, of which $15 million related to cash held by foreign subsidiaries. During the six months ended June 30, 2018, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $49 million, of which $33 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.
Off-Balance Sheet Arrangements
Guarantees and Commitments
As of June 30, 2019, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of June 30, 2019, letters of credit and borrowings totaling $1.5 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.
Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. Surety bonds may be used as an alternative to letters of credit.
In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $18 billion as of June 30, 2019. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of June 30, 2019 and December 31, 2018 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk in the first half of 2019. Accordingly, the disclosures provided in the 2018 10-K remain current.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	Three Months Ended June 30,
(in millions)	2019	2018
Backlog — beginning of period	$39,333.3	$29,132.2
New awards	2,359.0	5,382.4
Adjustments and cancellations, net (1)	(2,202.8)	(432.2)
Work performed	(3,985.3)	(4,758.4)
Backlog — end of period	$35,504.2	$29,324.0

	Six Months Ended June 30,
(in millions)	2019	2018
Backlog - beginning of period	$39,957.3	$30,915.4
New awards	5,759.2	7,918.5
Adjustments and cancellations, net (1)	(2,145.3)	(41.5)
Work performed	(8,067.0)	(9,468.4)
Backlog - end of period	$35,504.2	$29,324.0
_______________________________________________________

(1)
Adjustments and cancellations, net during the three and six months ended June 30, 2019 included an adjustment to remove certain contracts associated with the company’s joint venture in Mexico that were suspended during the second quarter, as well as other project scope adjustments and cancellations.

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
For information on matters in dispute, see Note 16 to the Consolidated Financial Statements included in the 2018 10-K, and Note 14 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this report.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2018 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information about purchases by the company during the quarter ended June 30, 2019 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (1)

April 1, 2019 — April 30, 2019	—	$—	—	10,513,093

May 1, 2019 — May 31, 2019	—	—	—	10,513,093

June 1, 2019 — June 30, 2019	—	—	—	10,513,093

Total	—	$—	—
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

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 8, 2012).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on February 9, 2016).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) of the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
_______________________________________________________________________

*	New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	August 1, 2019	By:	/s/ D. Michael Steuert
D. Michael Steuert
Executive Vice President and Chief Financial Officer

Date:	August 1, 2019	By:	/s/ Robin K. Chopra
Robin K. Chopra
Senior Vice President, Controller and
Chief Accounting Officer