Form 10-Q
period 2019-09-30
FLUOR CORP
filed 2019-10-31
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 25, 2019, 140,174,400 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
TOTAL REVENUE	$3,937,707	$3,842,235	$10,622,201	$11,268,305
TOTAL COST OF REVENUE	3,869,606	3,654,953	11,177,807	10,959,757
OTHER (INCOME) AND EXPENSES
Corporate general and administrative expense	10,362	61,058	115,426	134,726
Impairment, restructuring and other exit costs	333,988	—	388,027	—
Interest expense	18,984	24,238	56,490	58,131
Interest income	(13,965)	(9,504)	(40,695)	(24,777)
Total cost and expenses	4,218,975	3,730,745	11,697,055	11,127,837
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(281,268)	111,490	(1,074,854)	140,468
INCOME TAX EXPENSE	490,077	28,710	368,289	39,260
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(771,345)	82,780	(1,443,143)	101,208
NET EARNINGS FROM DISCONTINUED OPERATIONS	41,806	13,245	76,810	113,920
NET EARNINGS (LOSS)	(729,539)	96,025	(1,366,333)	215,128
LESS: NET EARNINGS (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS FROM CONTINUING OPERATIONS	10,260	14,199	(18,918)	31,528
NET EARNINGS (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION FROM CONTINUING OPERATIONS	(781,605)	68,581	(1,424,225)	69,680
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS FROM DISCONTINUED OPERATIONS	2,185	4,481	7,803	9,013
NET EARNINGS ATTRIBUTABLE TO FLUOR CORPORATION FROM DISCONTINUED OPERATIONS	39,621	8,764	69,007	104,907
NET EARNINGS (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$(741,984)	$77,345	$(1,355,218)	$174,587
AMOUNTS ATTRIBUTABLE TO FLUOR CORPORATION
Net earnings (loss) from continuing operations	$(781,605)	$68,581	$(1,424,225)	$69,680
Net earnings from discontinued operations	39,621	8,764	69,007	104,907
Net earnings (loss)	$(741,984)	$77,345	$(1,355,218)	$174,587
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Net earnings (loss) from continuing operations	$(5.57)	$0.49	$(10.17)	$0.49
Net earnings from discontinued operations	0.28	0.06	0.49	0.75
Net earnings (loss)	$(5.29)	$0.55	$(9.68)	$1.24
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO FLUOR CORPORATION
Net earnings (loss) from continuing operations	$(5.57)	$0.49	$(10.17)	$0.49
Net earnings from discontinued operations	0.28	0.06	0.49	0.74
Net earnings (loss)	$(5.29)	$0.55	$(9.68)	$1.23
SHARES USED TO CALCULATE EARNINGS PER SHARE
BASIC	140,163	140,713	140,027	140,489
DILUTED	140,163	141,549	140,027	141,366
DIVIDENDS DECLARED PER SHARE	$0.21	$0.21	$0.63	$0.63
See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

NET EARNINGS (LOSS)	$(729,539)	$96,025	$(1,366,333)	$215,128

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(42,002)	(11,733)	(14,337)	(44,356)
Ownership share of equity method investees’ other comprehensive income (loss)	2,662	(6,495)	(2,125)	6,055
Defined benefit pension and postretirement plan adjustments	1,990	(39,803)	6,093	(35,933)
Unrealized loss on derivative contracts	(6,294)	(1,952)	(599)	(7,694)
Unrealized gain on available-for-sale securities	—	—	—	709
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(43,644)	(59,983)	(10,968)	(81,219)

COMPREHENSIVE INCOME (LOSS)	(773,183)	36,042	(1,377,301)	133,909

LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	10,696	18,280	(12,658)	39,258

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FLUOR CORPORATION	$(783,879)	$17,762	$(1,364,643)	$94,651
See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in thousands, except share and per share amounts)	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents ($477,434 and $391,635 related to variable interest entities (“VIEs”))	$1,805,104	$1,764,746
Marketable securities ($35,066 and $202,481 related to VIEs)	47,873	214,828
Accounts and notes receivable, net ($232,054 and $199,108 related to VIEs)	1,045,749	1,235,851
Contract assets ($291,493 and $295,812 related to VIEs)	996,716	1,130,918
Other current assets ($17,821 and $6,624 related to VIEs)	345,653	308,905
Current assets held for sale ($113,144 and $79,269 related to VIEs)	1,081,793	785,645
Total current assets	5,322,888	5,440,893

Property, plant and equipment (net of accumulated depreciation of $841,713 and $925,931) (net PP&E of $30,382 and $28,679 related to VIEs)	571,214	745,942
Goodwill	439,576	463,219
Investments	626,043	903,136
Deferred taxes	70,537	342,126
Deferred compensation trusts	359,304	328,814
Other assets ($39,167 and $26,447 related to VIEs)	494,145	312,908
Noncurrent assets held for sale ($12,931 related to VIEs in 2018)	—	376,599
TOTAL ASSETS	$7,883,707	$8,913,637
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable ($437,383 and $419,590 related to VIEs)	$1,295,954	$1,398,666
Short-term borrowings	45,240	26,887
Contract liabilities ($267,997 and $249,831 related to VIEs)	1,095,890	800,539
Accrued salaries, wages and benefits ($24,991 and $25,341 related to VIEs)	579,592	577,917
Other accrued liabilities ($44,077 and $49,968 related to VIEs)	419,352	367,689
Current liabilities held for sale ($80,452 and $79,872 related to VIEs)	414,343	380,815
Total current liabilities	3,850,371	3,552,513

LONG-TERM DEBT DUE AFTER ONE YEAR	1,636,905	1,661,565
NONCURRENT LIABILITIES	712,501	564,011
NONCURRENT LIABILITIES HELD FOR SALE	—	17,498
CONTINGENCIES AND COMMITMENTS

EQUITY
Shareholders’ equity
Capital stock
Preferred — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 140,174,400 and 139,653,824 shares in 2019 and 2018, respectively	1,399	1,396
Additional paid-in capital	111,857	82,106
Accumulated other comprehensive loss	(551,903)	(542,478)
Retained earnings	1,998,142	3,422,157
Total shareholders’ equity	1,559,495	2,963,181
Noncontrolling interests	124,435	154,869
Total equity	1,683,930	3,118,050
TOTAL LIABILITIES AND EQUITY	$7,883,707	$8,913,637
See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(1,366,333)	$215,128
Adjustments to reconcile net earnings (loss) to cash provided (utilized) by operating activities:
Depreciation of fixed assets	129,014	150,592
Amortization of intangibles	13,032	14,327
(Earnings) loss from equity method investments, net of distributions	6,510	506
Gain on sale of joint venture interest	—	(124,942)
Loss (gain) on sale of property, plant and equipment	5,690	(15,595)
Impairment of long-lived assets	347,411	—
Amortization of stock-based awards	27,513	34,735
Deferred compensation trust	(36,989)	(14,915)
Deferred compensation obligation	34,827	19,320
Deferred taxes	270,996	30,969
Net retirement plan accrual (contributions)	(1,821)	(16,552)
Changes in operating assets and liabilities	627,009	(305,467)
Other items	10,039	609
Cash provided (utilized) by operating activities	66,898	(11,285)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(31,165)	(317,747)
Proceeds from the sales and maturities of marketable securities	197,923	347,131
Capital expenditures	(140,058)	(148,671)
Proceeds from disposal of property, plant and equipment	56,431	60,863
Investments in partnerships and joint ventures	(34,502)	(33,799)
Return of capital from partnerships and joint ventures	11,733	20,484
Proceeds from company owned life insurance	12,245	1,040
Other items	2,071	(1,041)
Cash provided (utilized) by investing activities	74,678	(71,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(88,708)	(89,193)
Proceeds from issuance of 4.250% Senior Notes	—	598,722
Repayment of 3.375% Senior Notes	—	(503,285)
Proceeds from other borrowings	21,206	4,555
Net proceeds from issuance of commercial paper	—	24,449
Debt issuance costs	—	(4,974)
Distributions paid to noncontrolling interests	(26,123)	(34,688)
Capital contributions by noncontrolling interests	10,581	4,293
Taxes paid on vested restricted stock	(3,572)	(5,686)
Stock options exercised	1,466	7,170
Other items	(1,990)	(9,737)
Cash utilized by financing activities	(87,140)	(8,374)
Effect of exchange rate changes on cash	(14,078)	(32,880)
Increase (decrease) in cash and cash equivalents	40,358	(124,279)
Cash and cash equivalents at beginning of period	1,764,746	1,804,075
Cash and cash equivalents at end of period	$1,805,104	$1,679,796
See Notes to Condensed Consolidated Financial Statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2019	140,174	$1,399	$113,042	$(510,008)	$2,769,804	$2,374,237	$123,252	$2,497,489
Net earnings (loss)	—	—	—	—	(741,984)	(741,984)	12,445	(729,539)
Other comprehensive loss	—	—	—	(41,895)	—	(41,895)	(1,749)	(43,644)
Dividends ($0.21 per share)	—	—	—	—	(29,678)	(29,678)	—	(29,678)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,551)	(10,551)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	2,760	2,760
Other noncontrolling interest transactions	—	—	1,105	—	—	1,105	(1,722)	(617)
Stock-based plan activity	—	—	(2,290)	—	—	(2,290)	—	(2,290)
BALANCE AS OF SEPTEMBER 30, 2019	140,174	$1,399	$111,857	$(551,903)	$1,998,142	$1,559,495	$124,435	$1,683,930

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	139,654	$1,396	$82,106	$(542,478)	$3,422,157	$2,963,181	$154,869	$3,118,050
Net earnings (loss)	—	—	—	—	(1,355,218)	(1,355,218)	(11,115)	(1,366,333)
Cumulative adjustment for the adoption of ASC 842	—	—	—	—	20,544	20,544	—	20,544
Other comprehensive income	—	—	—	(9,425)	—	(9,425)	(1,543)	(10,968)
Dividends ($0.63 per share)	—	—	218	—	(89,341)	(89,123)	—	(89,123)
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,123)	(26,123)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	10,581	10,581
Other noncontrolling interest transactions	—	—	4,188	—	—	4,188	(2,234)	1,954
Stock-based plan activity	520	3	25,345	—	—	25,348	—	25,348
BALANCE AS OF SEPTEMBER 30, 2019	140,174	$1,399	$111,857	$(551,903)	$1,998,142	$1,559,495	$124,435	$1,683,930

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2018	140,700	$1,406	$111,368	$(422,595)	$3,353,176	$3,043,355	$141,485	$3,184,840
Net earnings	—	—	—	—	77,345	77,345	18,680	96,025
Other comprehensive loss	—	—	—	(59,583)	—	(59,583)	(400)	(59,983)
Dividends ($0.21 per share)	—	—	(128)	—	(28,993)	(29,121)	—	(29,121)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,436)	(2,436)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	533	533
Other noncontrolling interest transactions	—	—	1,374	—	—	1,374	(957)	417
Stock-based plan activity	49	1	9,653	—	—	9,654	—	9,654
BALANCE AS OF SEPTEMBER 30, 2018	140,749	$1,407	$122,267	$(482,178)	$3,401,528	$3,043,024	$156,905	$3,199,929

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	139,918	$1,399	$88,222	$(402,242)	$3,654,931	$3,342,310	$150,089	$3,492,399
Net earnings	—	—	—	—	174,587	174,587	40,541	215,128
Cumulative adjustment for the adoption of ASC 606	—	—	—	—	(338,738)	(338,738)	(963)	(339,701)
Other comprehensive loss	—	—	—	(79,936)	—	(79,936)	(1,283)	(81,219)
Dividends ($0.63 per share)	—	—	(250)	—	(89,252)	(89,502)	—	(89,502)
Distributions to noncontrolling interests	—	—	—	—	—	—	(34,688)	(34,688)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	4,293	4,293
Other noncontrolling interest transactions	—	—	3,936	—	—	3,936	(1,084)	2,852
Stock-based plan activity	831	8	30,359	—	—	30,367	—	30,367
BALANCE AS OF SEPTEMBER 30, 2018	140,749	$1,407	$122,267	$(482,178)	$3,401,528	$3,043,024	$156,905	$3,199,929

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(1) Principles of Consolidation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 10-K"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2019 may not necessarily be indicative of results that can be expected for the full year.
The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly its consolidated financial position as of September 30, 2019 and December 31, 2018 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2018 have been reclassified to conform to the 2019 presentation, which includes discontinued operations and assets and liabilities held for sale, as discussed below. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing date of this Form 10-Q.
In the third quarter of 2019, management committed to a plan to sell substantially all of its government and AMECO equipment businesses, while retaining two fixed-price projects previously included in the government segment and a few small international components of AMECO. Management has concluded that these disposal groups have met the criteria to be classified as held for sale beginning in the third quarter of 2019, and as a result, the assets and liabilities of the government and AMECO businesses have been classified as held for sale on the Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018. Management has also concluded that the operations of the disposal groups qualify for discontinued operations presentation because their disposal represents a strategic shift that will have a major effect on the company's financial results. Therefore, the results of the government and AMECO businesses have been presented as earnings from discontinued operations, net of tax, in the Condensed Consolidated Statement of Operations for all periods presented. See Note 21 for further discussion of the company's discontinued operations.

Segment operating information for 2018 has been recast to reflect changes in the composition of the company’s reportable segments as discussed in Note 17.

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
(2) Recent Accounting Pronouncements
New accounting pronouncements implemented by the company during the first nine months of 2019 are discussed below or in the related notes, where appropriate.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

Lease Cost / (Sublease Income)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(in thousands)
Operating lease cost	$20,280	$62,316
Finance lease cost
Amortization of right-of-use assets	350	1,127
Interest on lease liabilities	14	54
Variable lease cost(1)	4,532	14,013
Short-term lease cost	28,580	85,780
Sublease income	(1,915)	(5,258)
Total lease cost	$51,841	$158,032

(1)	Primarily relates to rent escalation due to cost of living indexation and payments for property taxes, insurance or common area maintenance based on actual assessments.
Information related to the company’s right-of use assets and lease liabilities as of September 30, 2019 was as follows:

Lease Assets / Liabilities	Balance Sheet Classification	September 30, 2019
(in thousands)
Right-of-use assets
Operating lease assets	Other assets	$253,336
Finance lease assets	Other assets	1,062
Total right-of-use assets		$254,398
Lease liabilities
Operating lease liabilities, current	Other accrued liabilities	$61,006
Operating lease liabilities, noncurrent	Noncurrent liabilities	217,060
Finance lease liabilities, current	Other accrued liabilities	471
Finance lease liabilities, noncurrent	Noncurrent liabilities	700
Total lease liabilities		$279,237

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Supplemental information related to the company’s leases for the nine months ended September 30, 2019 was as follows:

Nine Months Ended September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62,779
Operating cash flows from finance leases	54
Financing cash flows from finance leases	1,237
Right-of-use assets obtained in exchange for new operating lease liabilities	55,946
Right-of-use assets obtained in exchange for new finance lease liabilities	—
Weighted-average remaining lease term - operating leases	6.95 years
Weighted-average remaining lease term - finance leases	2.27 years
Weighted-average discount rate - operating leases	3.39%
Weighted-average discount rate - finance leases	3.36%

Total remaining lease payments under both the company’s operating and finance leases are as follows:

Year Ended December 31,	Operating Leases	Finance Leases
(in thousands)
Remainder of 2019	$22,598	$62
2020	69,026	812
2021	50,060	186
2022	39,683	84
2023	31,893	77
Thereafter	97,401	—
Total lease payments	$310,661	$1,221
Less: Interest	(32,595)	(50)
Present value of lease liabilities	$278,066	$1,171

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(4) Other Comprehensive Income (Loss)
The tax effects of the components of other comprehensive income (loss) (“OCI”) for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(47,247)	$5,245	$(42,002)	$(10,357)	$(1,376)	$(11,733)
Ownership share of equity method investees’ other comprehensive income (loss)	3,593	(931)	2,662	(8,051)	1,556	(6,495)
Defined benefit pension and postretirement plan adjustments	2,126	(136)	1,990	(48,463)	8,660	(39,803)
Unrealized loss on derivative contracts	(8,031)	1,737	(6,294)	(2,189)	237	(1,952)
Total other comprehensive income (loss)	(49,559)	5,915	(43,644)	(69,060)	9,077	(59,983)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1,749)	—	(1,749)	(400)	—	(400)
Other comprehensive income (loss) attributable to Fluor Corporation	$(47,810)	$5,915	$(41,895)	$(68,660)	$9,077	$(59,583)

The tax effects of the components of OCI for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Other comprehensive income (loss):
Foreign currency translation adjustment	$(19,621)	$5,284	$(14,337)	$(59,024)	$14,668	$(44,356)
Ownership share of equity method investees’ other comprehensive income (loss)	(3,302)	1,177	(2,125)	7,560	(1,505)	6,055
Defined benefit pension and postretirement plan adjustments	6,518	(425)	6,093	(43,580)	7,647	(35,933)
Unrealized loss on derivative contracts	(1)	(598)	(599)	(9,274)	1,580	(7,694)
Unrealized gain on available-for-sale securities	—	—	—	1,134	(425)	709
Total other comprehensive income (loss)	(16,406)	5,438	(10,968)	(103,184)	21,965	(81,219)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1,543)	—	(1,543)	(1,283)	—	(1,283)
Other comprehensive income (loss) attributable to Fluor Corporation	$(14,863)	$5,438	$(9,425)	$(101,901)	$21,965	$(79,936)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The changes in accumulated other comprehensive income (“AOCI”) balances by component (after-tax) for the three months ended September 30, 2019 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of June 30, 2019	$(281,288)	$(28,459)	$(200,546)	$285	$(510,008)
Other comprehensive income (loss) before reclassifications	(40,253)	2,518	—	(6,844)	(44,579)
Amounts reclassified from AOCI	—	144	1,990	550	2,684
Net other comprehensive income (loss)	(40,253)	2,662	1,990	(6,294)	(41,895)
Balance as of September 30, 2019	$(321,541)	$(25,797)	$(198,556)	$(6,009)	$(551,903)

Attributable to Noncontrolling Interests:
Balance as of June 30, 2019	$(3,495)	$—	$—	$—	$(3,495)
Other comprehensive income (loss) before reclassifications	(1,749)	—	—	—	(1,749)
Amounts reclassified from AOCI	—	—	—	—	—
Net other comprehensive income (loss)	(1,749)	—	—	—	(1,749)
Balance as of September 30, 2019	$(5,244)	$—	$—	$—	$(5,244)

The changes in AOCI balances by component (after-tax) for the nine months ended September 30, 2019 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2018	$(308,747)	$(23,672)	$(204,649)	$(5,410)	$(542,478)
Other comprehensive income (loss) before reclassifications	(12,794)	(2,552)	—	(2,519)	(17,865)
Amounts reclassified from AOCI	—	427	6,093	1,920	8,440
Net other comprehensive income (loss)	(12,794)	(2,125)	6,093	(599)	(9,425)
Balance as of September 30, 2019	$(321,541)	$(25,797)	$(198,556)	$(6,009)	$(551,903)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2018	$(3,701)	$—	$—	$—	$(3,701)
Other comprehensive income (loss) before reclassifications	(1,543)	—	—	—	(1,543)
Amounts reclassified from AOCI	—	—	—	—	—
Net other comprehensive income (loss)	(1,543)	—	—	—	(1,543)
Balance as of September 30, 2019	$(5,244)	$—	$—	$—	$(5,244)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The changes in AOCI balances by component (after-tax) for the three months ended September 30, 2018 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of June 30, 2018	$(242,917)	$(20,064)	$(148,188)	$(11,426)	$—	$(422,595)
Other comprehensive income (loss) before reclassifications	(11,333)	(6,646)	(56,191)	(3,736)	—	(77,906)
Amounts reclassified from AOCI	—	151	16,388	1,784	—	18,323
Net other comprehensive income (loss)	(11,333)	(6,495)	(39,803)	(1,952)	—	(59,583)
Balance as of September 30, 2018	$(254,250)	$(26,559)	$(187,991)	$(13,378)	$—	$(482,178)

Attributable to Noncontrolling Interests:
Balance as of June 30, 2018	$(2,345)	$—	$—	$—	$—	$(2,345)
Other comprehensive income (loss) before reclassifications	(400)	—	—	—	—	(400)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive income (loss)	(400)	—	—	—	—	(400)
Balance as of September 30, 2018	$(2,745)	$—	$—	$—	$—	$(2,745)

The changes in AOCI balances by component (after-tax) for the nine months ended September 30, 2018 are as follows:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss), Net
Attributable to Fluor Corporation:
Balance as of December 31, 2017	$(211,177)	$(32,614)	$(152,058)	$(5,684)	$(709)	$(402,242)
Other comprehensive income (loss) before reclassifications	(43,073)	5,247	(56,191)	(10,785)	—	(104,802)
Amounts reclassified from AOCI	—	808	20,258	3,091	709	24,866
Net other comprehensive income (loss)	(43,073)	6,055	(35,933)	(7,694)	709	(79,936)
Balance as of September 30, 2018	$(254,250)	$(26,559)	$(187,991)	$(13,378)	$—	$(482,178)

Attributable to Noncontrolling Interests:
Balance as of December 31, 2017	$(1,462)	$—	$—	$—	$—	$(1,462)
Other comprehensive income (loss) before reclassifications	(1,283)	—	—	—	—	(1,283)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net other comprehensive income (loss)	(1,283)	—	—	—	—	(1,283)
Balance as of September 30, 2018	$(2,745)	$—	$—	$—	$—	$(2,745)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Operations are as follows:

	Location in Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Statement of Operations	2019	2018	2019	2018
Component of AOCI:

Ownership share of equity method investees’ other comprehensive loss	Total cost of revenue	$(192)	$(200)	$(569)	$(1,099)
Income tax benefit	Income tax expense	48	49	142	291
Net of tax		$(144)	$(151)	$(427)	$(808)

Defined benefit pension plan adjustments	Corporate general and administrative expense	$(2,126)	$(20,062)	$(6,518)	$(24,945)
Income tax benefit	Income tax expense	136	3,674	425	4,687
Net of tax		$(1,990)	$(16,388)	$(6,093)	$(20,258)

Unrealized gain (loss) on derivative contracts:
Foreign currency contracts	Various accounts(1)	$(496)	$(2,257)	$(1,958)	$(3,375)
Interest rate contracts	Interest expense	(419)	(419)	(1,258)	(1,258)
Income tax benefit	Income tax expense	365	892	1,296	1,542
Net of tax		$(550)	$(1,784)	$(1,920)	$(3,091)

Unrealized loss on available-for-sale securities	Corporate general and administrative expense	$—	$—	$—	$(1,134)
Income tax benefit	Income tax expense	—	—	—	425
Net of tax		$—	$—	$—	$(709)

_______________________________________________________________________________

(1)	Gains and losses on foreign currency derivative contracts were reclassified to "Total cost of revenue" and "Corporate general and administrative expense."

As a result of the Tax Cuts and Jobs Act, certain income tax effects related to items in AOCI have been stranded in AOCI, and the company did not elect to reclassify these stranded tax effects to retained earnings. The tax effects remaining in AOCI are released only when all related units of account are liquidated, sold or extinguished (i.e., the portfolio approach).
(5) Income Taxes
The effective tax rates on earnings (loss) from continuing operations for the three and nine months ended September 30, 2019 were (174.2) percent and (34.3) percent, respectively, compared to 25.8 percent and 27.9 percent for the corresponding periods of 2018. The effective rates for all periods were unfavorably impacted by foreign income tax rates that exceed the U.S. statutory rate of 21% and foreign losses for which no tax benefit could be recognized. With respect to the three months ended September 30, 2019, after considering certain positive and negative evidence, including the three-year cumulative loss as of the end of the reporting period, we also recognized a valuation allowance of approximately $546 million against deferred tax assets that we do not believe are more-likely-than-not to be realized.  We will continue to monitor positive and negative evidence in subsequent reporting periods to assess the continuing need for a valuation allowance in the jurisdictions within which we operate. All periods benefitted from

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

earnings attributable to noncontrolling interests from continuing operations for which income taxes are not typically the responsibility of the company.
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
(6) Cash Paid for Interest and Taxes
Cash paid for interest was $59 million and $52 million for the nine months ended September 30, 2019 and 2018, respectively. Income tax payments, net of refunds, were $180 million and $66 million during the nine-month periods ended September 30, 2019 and 2018, respectively.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(7) Earnings Per Share
Diluted earnings per share (“EPS”) reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method. The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Amounts attributable to Fluor Corporation:
Net earnings (loss) from continuing operations	$(781,605)	$68,581	$(1,424,225)	$69,680
Net earnings from discontinued operations	39,621	8,764	69,007	104,907
Net earnings (loss)	$(741,984)	$77,345	$(1,355,218)	$174,587

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,163	140,713	140,027	140,489

Net earnings (loss) from continuing operations	$(5.57)	$0.49	$(10.17)	$0.49
Net earnings from discontinued operations	0.28	0.06	0.49	0.75
Net earnings (loss)	$(5.29)	$0.55	$(9.68)	$1.24

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,163	140,713	140,027	140,489
Diluted effect:
Employee stock options, restricted stock units and shares and Value Driver Incentive units(1)	—	836	—	877
Weighted average diluted shares outstanding	140,163	141,549	140,027	141,366

Net earnings (loss) from continuing operations	$(5.57)	$0.49	$(10.17)	$0.49
Net earnings from discontinued operations	0.28	0.06	0.49	0.74
Net earnings (loss)	$(5.29)	$0.55	$(9.68)	$1.23

Anti-dilutive securities not included above	5,490	3,988	4,910	4,063

_________________________________________________________

(1)
Employee stock options, restricted stock units and shares, and Value Driver Incentive units of 489,000 and 585,000 were excluded from weighted average diluted shares outstanding for the three and nine months ended September 30, 2019, respectively, as the shares would have an anti-dilutive effect on the net loss.

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
The following table presents, for each of the fair value hierarchy levels required under ASC 820-10, the company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$24,288	$24,288	$—	$—	$26,690	$26,690	$—	$—
Derivative assets(2)
Foreign currency contracts	9,942	—	9,942	—	17,346	—	17,346	—
Commodity contracts	2,421	—	2,421	—	—	—	—	—

Liabilities:
Derivative liabilities(2)
Foreign currency contracts	$15,386	$—	$15,386	$—	$18,342	$—	$18,342	$—
Commodity contracts	1,674	—	1,674	—	—	—	—	—
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

During the nine months ended September 30, 2018, proceeds from sales and maturities of available-for-sale securities were $175 million. There were no sales or maturities of available-for-sale securities during the three and nine months ended September 30, 2019 and three months ended September 30, 2018.
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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The carrying values and estimated fair values of the company’s financial instruments that are not required to be measured at fair value in the Condensed Consolidated Balance Sheet are as follows:

		September 30, 2019		December 31, 2018
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,017,737	$1,017,737	$1,091,868	$1,091,868
Cash equivalents(2)	Level 2	787,367	787,367	672,878	672,878
Marketable securities, current(3)	Level 2	47,873	47,873	214,828	214,828
Notes receivable, including noncurrent portion(4)	Level 3	38,906	38,906	32,645	32,645
Liabilities:
1.750% Senior Notes(5)	Level 2	$545,062	$557,378	$569,372	$589,864
3.5% Senior Notes(5)	Level 2	495,000	499,815	494,280	484,790
4.250% Senior Notes(5)	Level 2	594,345	604,038	593,871	583,200
Other borrowings, including noncurrent portion(6)	Level 2	47,737	47,737	30,929	30,929
_________________________________________________________

(1)	Cash consists of bank deposits. Carrying amounts approximate fair value.

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
As of September 30, 2019, the company had total gross notional amounts of $713 million of foreign currency contracts outstanding (primarily related to the British Pound, Kuwaiti Dinar, Indian Rupee, Philippine Peso, South Korean Won, Canadian Dollar and Chinese Yuan) and $11 million of commodity contracts outstanding that were designated as hedging instruments. The foreign currency contracts are of varying duration, none of which extend beyond March 2022. The commodity contracts are of varying duration, none of which extend beyond January 2020.
The fair values of derivatives designated as hedging instruments under ASC 815 as of September 30, 2019 and December 31, 2018 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	September 30, 2019	December 31, 2018	Balance Sheet Location	September 30, 2019	December 31, 2018
Foreign currency contracts	Other current assets	$7,238	$12,861	Other accrued liabilities	$7,964	$16,582
Commodity contracts	Other current assets	2,421	—	Other accrued liabilities	—	—
Foreign currency contracts	Other assets	1,719	2,669	Noncurrent liabilities	7,423	1,698
Total		$11,378	$15,530		$15,387	$18,280

The after-tax amount of gain (loss) recognized in OCI associated with derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedges (in thousands)	2019	2018	2019	2018
Foreign currency contracts	(8,611)	(3,736)	(4,285)	(10,785)
Commodity contracts	1,767	—	1,766	—
	(6,844)	(3,736)	(2,519)	(10,785)

The after-tax amount of losses reclassified from AOCI into earnings associated with derivative instruments designated as cash flow hedges was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2019	2018	2019	2018
Foreign currency contracts	Total cost of revenue	$(288)	$(1,522)	$(1,134)	$(2,305)
Interest rate contracts	Interest expense	(262)	(262)	(786)	(786)
Total		$(550)	$(1,784)	$(1,920)	$(3,091)

As of September 30, 2019, the company also had total gross notional amounts of $14 million of foreign currency contracts and $19 million of commodity contracts outstanding that were not designated as hedging instruments. The foreign currency contracts primarily related to engineering and construction contract obligations denominated in nonfunctional currencies. As of September 30, 2019, the company had total gross notional amounts of $24 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. Net losses associated with the company’s derivatives and embedded derivatives included in “Total cost of revenue” were $1 million and $2 million for the three and nine months ended September 30, 2019, respectively. Net losses of $1 million and $2 million associated with the company’s derivatives and embedded derivatives were included in

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

“Total cost of revenue” and “Corporate general and administrative expense” for the three and nine months ended September 30, 2018, respectively.
(10) Retirement Benefits
Net periodic pension expense for the company’s defined benefit pension plans includes the following components:

	Location in Condensed Consolidated Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2019	2018	2019	2018
Service cost	Total cost of revenue	$3,917	$4,436	$11,846	$13,644
Interest cost	Corporate general and administrative expense	4,832	5,537	14,731	17,118
Expected return on assets	Corporate general and administrative expense	(8,068)	(9,685)	(24,540)	(29,919)
Amortization of prior service credit	Corporate general and administrative expense	(220)	(230)	(667)	(709)
Recognized net actuarial loss	Corporate general and administrative expense	2,529	1,803	7,736	5,573
Loss on settlement	Corporate general and administrative expense	—	18,641	—	20,534
Net periodic pension expense		$2,990	$20,502	$9,106	$26,241

The company currently expects to contribute up to $15 million into its defined benefit pension plans during 2019, which is expected to be in excess of the minimum funding required. During the nine months ended September 30, 2019, contributions of approximately $11 million were made by the company.
During the nine months ended September 30, 2018, lump-sum distributions to participants of the defined benefit pension plan in the United Kingdom exceeded the sum of the service and interest cost components of net periodic pension cost. As a result, the company recorded a loss on partial pension settlement of $19 million and $21 million during the three and nine months ended September 30, 2018, respectively, which was included in Corporate general and administrative expense in the Condensed Consolidated Statement of Operations. The lump-sum distributions were funded by assets of the U.K. plan.
In the third quarter of 2018, the company executed a buy-in policy contract with an insurance company to fully insure the benefits of the defined benefit pension plan in the U.K. The initial value of the insurance asset was equal to the premium paid to secure the policy (i.e., the fair value of the plan assets plus additional funding to execute the buy-in contract). The company does not anticipate any further material contributions to the U.K. plan. The fair value of the insurance policy, which is a Level 3 asset, is adjusted annually to mirror the change in the benefit obligation.
(11) Financing Arrangements
As of September 30, 2019, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of September 30, 2019, letters of credit and borrowings totaling $1.5 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contains customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.
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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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
Other borrowings of $48 million as of September 30, 2019 and $31 million as of December 31, 2018 primarily represent bank loans and other financing arrangements associated with Stork.
As of September 30, 2019, the company was in compliance with all of the financial covenants related to its debt agreements.
(12) Stock-Based Plans
The company’s executive and director stock-based compensation plans are described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the 2018 10-K. In the first nine months of 2019 and 2018, restricted stock units totaling 1,065,139 and 603,111, respectively, were granted to executives and directors, at weighted-average grant date fair values of $36.45 per share and $57.88 per share, respectively. Restricted stock units granted to executives in 2019 and 2018 generally vest ratably over three years. Restricted stock units granted to directors in 2019 and 2018 vested immediately and are subject to a post-vest holding period of three years. The fair value of restricted stock units represents the closing price of the company’s common stock on the date of grant discounted for the post-vest holding period, when applicable.
During the first nine months of 2019 and 2018, stock options for the purchase of 392,841 shares at a weighted-average exercise price of $29.03 per share and 33,615 shares at a weighted-average exercise price of $58.15 per share, respectively, were awarded to executives. The exercise price of options represents the closing price of the company’s common stock on the date of grant. The options granted in 2019 and 2018 generally vest ratably over three years and expire ten years after the grant date.
In the first nine months of 2019 and 2018, performance-based Value Driver Incentive (“VDI”) units totaling 350,532 and 206,598, respectively, were awarded to executives. These awards vest after a period of approximately three years and contain annual performance conditions for each of the three years of the vesting period. The performance targets for each year are generally established in the first quarter of that year. Under ASC 718, performance-based awards are not deemed granted for accounting purposes until the performance targets have been established. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the three year vesting period. During the first nine months of 2019, units totaling 116,844,

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

68,866 and 83,068 under the 2019, 2018 and 2017 VDI plans, respectively, were granted at weighted-average grant date fair values of $39.72 per share, $42.24 per share and $35.18 per share, respectively. For awards granted under the 2019, 2018 and 2017 VDI plans, the number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the VDI award agreements. VDI units granted under the 2017 VDI plan are subject to a post-vest holding period of three years. The grant date fair value is determined by adjusting the closing price of the company’s common stock on the date of grant for the effect of the market condition and for the post-vest holding period discount, when applicable. Units granted under the 2019, 2018 and 2017 VDI plans can only be settled in company stock and are accounted for as equity awards in accordance with ASC 718.
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
As required by ASC 810-10-45, the company has separately disclosed on the face of the Condensed Consolidated Statement of Operations for all periods presented the amount of net earnings (loss) attributable to the company and the amount of net earnings (loss) attributable to noncontrolling interests. Net earnings attributable to noncontrolling interests from continuing operations for the three months ended September 30, 2019 were $10 million and net losses attributable to noncontrolling interests from continuing operations for the nine months ended September 30, 2019 were $19 million compared to net earnings attributable to noncontrolling interests from continuing operations of $14 million and $32 million for the three and nine months ended September 30, 2018. Net earnings attributable to noncontrolling interests from discontinued operations for the three and nine months ended September 30, 2019 were $2 million and $8 million, respectively, compared to $5 million and $9 million for the same periods in 2018. Income taxes associated with earnings (losses) attributable to noncontrolling interests were immaterial in all periods. Distributions paid to noncontrolling interests were $26 million and $35 million for the nine months ended September 30, 2019 and 2018, respectively. Capital contributions by noncontrolling interests were $11 million and $4 million for the nine months ended September 30, 2019 and 2018, respectively.
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
In May 2018, purported shareholders filed complaints against Fluor Corporation and certain of its current and former executives in the United States District Court for the Northern District of Texas. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired Fluor common stock from August 14, 2013 through May 3, 2018, and seek to recover damages arising from alleged violations of federal securities laws. In December 2018, the court appointed co-lead plaintiffs and co-lead counsel. The co-lead plaintiffs filed an amended, consolidated complaint in March 2019. The company filed a motion to dismiss the matter on July 15, 2019. A hearing on the motion to dismiss is anticipated to occur in early 2020. While no assurance can be given as to the ultimate outcome of this matter, the company does not believe it is probable that a loss will be incurred.
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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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
On August 1, 2019, the company entered into a settlement agreement in connection with legal matters related to a previously divested business and recognized a gain of $30 million during both the three and nine months ended September 30, 2019. The gain on settlement as well as all legal fees associated with this matter were reported in earnings from discontinued operations, net of tax, in the Condensed Consolidated Statement of Operations.
In June 2019, the company settled a longstanding customer dispute and recognized gains of $18 million and $31 million during the three and nine months ended September 30, 2019, respectively, resulting from the favorable resolution of this matter.
Other Matters
The company has made claims arising from the performance under its contracts. The company recognizes revenue for certain claims (including change orders in dispute and unapproved change orders in regard to both scope and price) when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on claims using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Similarly, the company recognizes disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. The company periodically evaluates its positions and the amounts recognized with respect to all its claims and back charges. As of September 30, 2019 and December 31, 2018, the company had recorded $205 million and $166 million, respectively, of claim revenue for costs incurred to date and such costs are included in contract assets. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. The company had also recorded disputed back charges totaling $2 million and $18 million as of September 30, 2019 and December 31, 2018, respectively. The company believes the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 606.
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
(15) Guarantees
In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $19 billion as of September 30,

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

2019. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of September 30, 2019 and December 31, 2018 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material. Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.
(16) Partnerships and Joint Ventures
In the normal course of business, the company forms partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” on the Condensed Consolidated Balance Sheet were $123 million and $148 million as of September 30, 2019 and December 31, 2018, respectively. Notes receivable from unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” and “Other assets” on the Condensed Consolidated Balance Sheet were $31 million as of September 30, 2019 and $27 million as of December 31, 2018.
For unconsolidated construction partnerships and joint ventures, the company generally recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Operations and uses the one-line equity method of accounting on the Condensed Consolidated Balance Sheet, which is a common application of ASC 810-10-45-14 in the construction industry. The company also executes projects through collaborative arrangements for which the company recognizes its relative share of revenue and cost. The equity method of accounting is also used for other investments in entities where the company has significant influence. The company’s investments in unconsolidated partnerships and joint ventures accounted for under these methods amounted to $607 million and $886 million as of September 30, 2019 and December 31, 2018, respectively, and were classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet.
One of the company's more significant joint ventures is COOEC Fluor Heavy Industries Co., Ltd. (“CFHI”), a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has a 51% ownership interest. Through CFHI, the two companies own, operate and manage the Zhuhai Fabrication Yard in China’s Guangdong province. The company has a future funding commitment of $26 million. The carrying value of the company's investment in CFHI was reduced from $376 million as of December 31, 2018 to $112 million as of September 30, 2019. See Note 20 for a discussion of the impairment loss recognized on this investment during the third quarter of 2019. The company intends to continue exploring strategic alternatives for its investment, which could include dilution of the company's ownership interest in the joint venture.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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
The net carrying value of the unconsolidated VIEs classified under “Investments” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheet was a net asset of $212 million and $237 million as of September 30, 2019 and December 31, 2018, respectively. Some of the company’s VIEs have debt; however, such debt is typically non-recourse in nature. The company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of September 30, 2019 for the unconsolidated VIEs were $77 million.
In some cases, the company is required to consolidate certain VIEs. As of September 30, 2019, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $785 million, respectively. As of December 31, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $745 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.
The company has agreements with certain VIEs to provide financial or performance assurances to clients. See Note 15 for a further discussion of such agreements.
(17) Operating Information by Segment and Geographic Area
During the third quarter of 2019, management committed to a plan to sell substantially all of its government and equipment ("AMECO") businesses, while retaining two fixed price government projects (for which the U.S. government is either the client or the ultimate client) and a few small international components of AMECO. The results of the government and AMECO businesses that are expected to be sold have been presented as earnings from discontinued operations, net of tax, in the Condensed Consolidated Statement of Operations for all periods presented. See Note 21 for further discussion of the company's discontinued operations.
Also during the third quarter of 2019, management reviewed its business lines, markets and geographies and changed the composition of its reportable segments to align them with the manner in which the chief executive officer manages the business and allocates resources. The Mining, Industrial, Infrastructure & Power segment was separated into a Mining & Industrial segment and an Infrastructure & Power segment. The operations of NuScale, as well as two U.S. government projects that do not qualify for discontinued operations reporting, were combined into a newly created segment called Other. The company now reports its operating results in the following five reportable segments: Energy & Chemicals; Mining & Industrial; Infrastructure & Power; Diversified Services; and Other. Segment operating information and assets for 2018 have been recast to reflect these changes.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Operating information by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
External Revenue (in millions)	2019	2018	2019	2018
Energy & Chemicals	$1,611.6	$1,902.3	$4,485.2	$5,859.8
Mining & Industrial	1,374.0	973.3	3,703.6	2,377.4
Infrastructure & Power	392.5	412.3	951.8	1,250.6
Diversified Services	521.7	526.3	1,525.0	1,706.9
Other	37.9	28.0	(43.4)	73.6
Total external revenue	$3,937.7	$3,842.2	$10,622.2	$11,268.3

Intercompany revenue for the Diversified Services segment, excluded from the amounts shown above, was $81 million and $253 million for the three and nine months ended September 30, 2019, respectively, and $73 million and $257 million for the three and nine months ended September 30, 2018, respectively.
Segment profit is an earnings measure that the company utilizes to evaluate and manage its business performance. Segment profit is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; impairment, restructuring and other exit costs; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items.

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (Loss) (in millions)	2019	2018	2019	2018
Energy & Chemicals	$84.9	$50.2	$(124.9)	$253.0
Mining & Industrial	56.9	20.9	129.1	56.9
Infrastructure & Power	1.0	102.3	(193.3)	(13.2)
Diversified Services	10.8	22.6	22.4	51.5
Other	(95.8)	(22.9)	(370.0)	(71.2)
Total segment profit (loss)	$57.8	$173.1	$(536.7)	$277.0

Energy & Chemicals. Segment profit for the nine months ended September 30, 2019 included pre-tax charges associated with forecast revisions on certain projects including $240 million (or $1.40 per diluted share) resulting from late design changes, schedule-driven cost growth including liquidated damages, and subcontractor negotiations on a fixed-price, offshore project, $87 million (or $0.50 per diluted share) resulting from schedule-driven cost growth and client and subcontractor negotiations on two fixed-price, downstream projects and scope reductions on a large upstream project, $31 million (or $0.22 per diluted share) resulting from the resolution of certain close-out matters with a customer, and $26 million (or $0.19 per diluted share) resulting from the write-off of pre-contract cost due to the continued evaluation of the probability of receiving an award. Segment profit for the three and nine months ended September 30, 2018 included pre-tax charges totaling $46 million (or $0.30 per diluted share) and $113 million (or $0.77 per diluted share), respectively, for estimated cost growth on a completed, fixed-price downstream project.
Infrastructure & Power. Segment profit for the nine months ended September 30, 2019 included pre-tax charges associated with forecast revisions on several projects including $135 million (or $0.96 per diluted share) resulting from the settlement of client disputes, as well as cost growth related to close-out matters, on three fixed-price, gas-fired power plant projects that are substantially complete as of September 30, 2019 and $55 million (or $0.39 per diluted share) resulting from late engineering changes and schedule-driven cost growth, as well as negotiations with clients and subcontractors on pending change orders, for several infrastructure projects. Segment profit for both the three and nine months ended September 30, 2018 included a gain of $125 million (or $0.68 per diluted share) on the sale of a joint venture interest in the United Kingdom. Segment profit for the three and nine months ended September 30, 2018 also included pre-tax charges of $35 million (or $0.19 per diluted share) and $177 million (or $0.96 per diluted share) resulting from cost growth at one of the gas-fired power plant projects discussed above.
Other. Segment loss for both the three and nine months ended September 30, 2019 included pre-tax charges totaling $59 million (or $0.42 per diluted share) resulting from forecast revisions for cost growth on the Warren project, a weapons storage and

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

maintenance facility that commenced earlier this year. Segment loss for the three months ended September 30, 2019 also included pre-tax charges totaling $20 million (or $0.14 per diluted share) resulting from estimated cost growth related to the Radford project, a plant for which the company serves as a subcontractor to a commercial client. Segment loss for the nine months ended September 30, 2019 included pre-tax charges totaling $253 million (or $1.80 per diluted share) resulting from forecast revisions for late engineering changes, cost growth and ongoing assessments of certain unapproved change orders related to the Radford project. The company’s forecast for both projects is based on its assessment of the probable cost to finish the projects as well as its assessment of the recovery of unapproved change orders. The company's Warren project requires the procurement and installation of certain first-of-a-kind technologies that are inherently more difficult to estimate. If the company's forecasts for these projects are not achieved, revenue and segment profit could be further adversely affected. The company continues to pursue recovery of all unapproved change orders associated with these projects.
Segment loss for all periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. A discussion of the cost-sharing agreement between NuScale and the U.S. Department of Energy (“DOE”) is provided in the Notes to Consolidated Financial Statements included in the 2018 10-K. NuScale expenses included in the determination of segment profit were $14 million and $48 million for the three and nine months ended September 30, 2019, respectively, and $18 million and $65 million for the three and nine months ended September 30, 2018, respectively. NuScale expenses were reported net of qualified reimbursable expenses of $16 million and $43 million for the three and nine months ended September 30, 2019, respectively, and $15 million and $42 million for the three and nine months ended September 30, 2018, respectively. The company did not provide funding to NuScale during the third quarter of 2019.
A reconciliation of total segment profit (loss) to earnings (loss) from continuing operations before taxes is as follows:

Reconciliation of Total Segment Profit (Loss) to Earnings (Loss) from Continuing Operations Before Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Total segment profit (loss)	$57.8	$173.1	$(536.7)	$277.0
Corporate general and administrative expense	(10.4)	(61.1)	(115.4)	(134.7)
Impairment, restructuring and other exit costs	(334.0)	—	(388.0)	—
Interest income (expense), net	(5.0)	(14.7)	(15.9)	(33.3)
Earnings (loss) attributable to noncontrolling interests from continuing operations	10.3	14.2	(18.9)	31.5
Earnings (loss) from continuing operations before taxes	$(281.3)	$111.5	$(1,074.9)	$140.5

Total assets by segment are as follows:

Total Assets by Segment (in millions)	September 30, 2019	December 31, 2018
Energy & Chemicals	$1,170.5	$1,525.1
Mining & Industrial	547.5	694.8
Infrastructure & Power	439.0	498.4
Diversified Services	1,322.2	1,414.6
Other	46.3	104.6
Corporate	3,361.0	3,513.9

Total assets in the Energy & Chemicals segment as of September 30, 2019 also included aged and disputed accounts receivable of $108 million related to a cost reimbursable, chemicals project in the Middle East. Management continues to pursue collection of these amounts from the customer and does not believe that the customer has a contractual basis for withholding payment. The company does not believe it is probable that losses will be incurred in excess of amounts reserved for this matter.
Corporate assets as of September 30, 2019 included accounts receivable related to two subcontracts with Westinghouse Electric Company LLC ("Westinghouse") to manage the construction workforce at two nuclear power plant projects in South Carolina ("V.C. Summer") and Georgia ("Plant Vogtle"). On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was canceled

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of September 30, 2019 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. The company has filed mechanic's liens in South Carolina against the property of the owner of the V.C. Summer project for amounts due for pre-petition services rendered to Westinghouse. Based on the company's evaluation of available information, the company does not expect the close-out of these projects to have a material unfavorable impact on the company's results of operations.
The following table presents revenue disaggregated by the geographic area where the work was performed for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
External Revenue (in millions)	2019	2018	2019	2018
United States	$1,287.7	$1,292.6	$3,434.3	$4,466.3
Canada	379.8	77.7	880.6	182.1
Asia Pacific (includes Australia)	489.1	413.5	1,390.9	1,042.1
Europe	839.1	1,268.8	2,400.5	3,544.3
Central and South America	736.6	464.5	1,841.4	1,038.4
Middle East and Africa	205.4	325.1	674.5	995.1
Total external revenue	$3,937.7	$3,842.2	$10,622.2	$11,268.3

(18) Contract Assets and Liabilities

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $584 million and $560 million as of September 30, 2019 and December 31, 2018, respectively, and contract work in progress (typically for fixed-price contracts) of $413 million and $571 million as of September 30, 2019 and December 31, 2018, respectively. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $557 million and $444 million as of September 30, 2019 and December 31, 2018, respectively, have been deducted from contract assets. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. As of December 31, 2018, the company had $26 million in pre-contract costs classified as a current asset under contract assets on the Condensed Consolidated Balance Sheet. These costs were expensed during the second quarter of 2019 due to the company's continued evaluation of the probability of receiving an award. The company anticipates that substantially all incurred cost associated with contract assets as of September 30, 2019 will be billed and collected within one year.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The company recognized revenue of $663 million and $673 million during the nine months ended September 30, 2019 and 2018, respectively, that was included in contract liabilities as of January 1, 2019 and 2018, respectively.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(19) Remaining Unsatisfied Performance Obligations

The company’s remaining unsatisfied performance obligations (“RUPO”) as of September 30, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The company had $28 billion in RUPO as of September 30, 2019 associated with its continuing operations.

The company estimates that its RUPO will be satisfied over the following periods:

(in millions)	September 30, 2019
Within 1 year	$11,967
1 to 2 years	10,116
Thereafter	5,946
Total remaining unsatisfied performance obligations(1)	$28,029

(1) Excludes $4 billion in RUPO associated with the company's discontinued operations.

Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.
(20) Impairment, Restructuring and Other Exit Costs
Restructuring and Other Exit Costs

During the first quarter of 2019, the company initiated a broad restructuring plan designed to optimize costs and improve operational efficiency. During the second and third quarters of 2019, the company approved additional restructuring activities in connection with its plan. Activities approved in the first nine months of 2019 primarily relate to the rationalization of resources, real estate and overhead across various geographies, as well as the liquidation of certain components of the AMECO business that are being excluded from sale. Total restructuring and other exit costs of approximately $250 million, including those recognized during the first nine months of 2019, are expected to be incurred as part of the restructuring plan. Estimated restructuring and other exit costs include severance of approximately $100 million, asset impairment charges of approximately $60 million, entity liquidation costs, including recognition of cumulative translation adjustments, of approximately $80 million and other exit costs of approximately $10 million. The company expects that its restructuring activities will be substantially completed in 2020. Additional restructuring activities may be identified and approved as part of the plan.

During the three and nine months ended September 30, 2019, restructuring charges totaling $44 million and $98 million, respectively, were included in “Impairment, restructuring and other exit costs” on the Condensed Consolidated Statement of Operations. These restructuring charges included severance costs of $3 million, lease termination costs of $6 million and restructuring related asset impairments of $35 million during the three months ended September 30, 2019 and severance costs of $35 million, lease termination costs of $6 million and restructuring related asset impairment charges of $57 million during the nine months ended September 30, 2019. Asset impairment charges included the write down of assets held for sale to fair value less cost to sell and the write down of certain other assets to fair value.

The fair value of assets and liabilities held for sale and other impaired assets, primarily construction equipment, was estimated using observable Level 2 inputs for identical assets. See Note 21 for a summary of assets and liabilities classified as held for sale on the Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018. The fair value of the other impaired assets was $25 million as of September 30, 2019. These assets were included in "Property, plant and equipment" and "Other assets" on the Condensed Consolidated Balance Sheet.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

A reconciliation of the beginning and ending restructuring liability is as follows:

(in thousands)	Severance	Lease Exit Costs	Other	Total
Balance as of January 1, 2019	$—	$—	$—	$—
Restructuring charges accrued during the period	34,617	5,289	327	40,233
Cash payments / settlements during the period	(13,987)	(93)	(568)	(14,648)
Currency translation	(568)	—	—	(568)
Balance as of September 30, 2019	$20,062	$5,196	$(241)	$25,017

Impairment
Given recent performance in certain businesses and geographies, the significant drop in the company's stock price since its second quarter earnings release, and recent changes in pursuit criteria, the company performed interim impairment tests of its goodwill, intangible assets and significant investments.
The company quantitatively determined that none of its goodwill was impaired. However, the company recognized an impairment loss of $34 million on its intangible customer relationships associated with the 2016 Stork acquisition. The loss was included in “Impairment, restructuring and other exit costs” on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019. The fair value of the customer relationships was determined by a third party using an income-based approach that utilized unobservable Level 3 inputs, including significant management assumptions such as forecasted revenue and operating margins, customer attrition and weighted average cost of capital. The net carrying value of the customer relationships was $32 million as of September 30, 2019 and was included in "Other assets" on the Condensed Consolidated Balance Sheet.
The company also evaluated its significant investments and determined that certain of its investments, CFHI and Sacyr Fluor, were other-than-temporarily impaired as of September 30, 2019. CFHI is a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has a 51% ownership interest. Sacyr Fluor is a 50/50 joint venture between the company and Sacyr Industrial in Spain. The company recognized impairment losses of $225 million and $31 million on its investments in CFHI and Sacyr Fluor, respectively. These losses were included in “Impairment, restructuring and other exit costs” on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019. The fair value of these investments was determined using an income-based approach that utilized unobservable Level 3 inputs, including significant management assumptions such as forecasted revenue and operating margins and weighted average cost of capital. As of September 30, 2019, the carrying value of the company's investments in CFHI and Sacyr Fluor was $112 million and $6 million, respectively, and was included in "Investments" on the Condensed Consolidated Balance Sheet. The company intends to continue exploring strategic alternatives for its investment in CFHI, which could include dilution of the company's ownership interest in the joint venture.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(21) Discontinued Operations
In the third quarter of 2019, management committed to a plan to sell substantially all of its government and AMECO equipment businesses, while retaining two fixed-price projects previously included in the government segment and a few small international components of AMECO. The company expects to complete the sale of both businesses within one year. Management has concluded that these disposal groups have met the criteria to be classified as held for sale beginning in the third quarter of 2019, and as a result, the assets and liabilities of the government and AMECO businesses have been classified as held for sale on the Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018. Management has also concluded that the operations of the disposal groups qualify for discontinued operations presentation because their disposal represents a strategic shift that will have a major effect on the company's financial results. Therefore, the results of the government and AMECO businesses that are expected to be sold have been presented as earnings from discontinued operations, net of tax, in the Condensed Consolidated Statement of Operations for all periods presented.
On August 1, 2019, the company entered into a settlement agreement in connection with legal matters related to a previously divested business. The resulting gain on settlement as well as all legal fees associated with this matter were reported in earnings from discontinued operations, net of tax, in the Condensed Consolidated Statement of Operations and are included in "Other" in the tables below.

Earnings from discontinued operations for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
(in thousands)	Government	AMECO	Other	Total	Government	AMECO	Other	Total
Revenue	$718,153	$73,102	$—	$791,255	$754,543	$61,177	$—	$815,720
Cost of revenue	693,750	70,546	—	764,296	718,219	60,068	—	778,287
Corporate general and administrative expense	603	40	(27,848)	(27,205)	594	87	1,923	2,604
Interest expense (income), net	(123)	(107)	—	(230)	(64)	(125)	—	(189)
Total cost and expenses	694,230	70,479	(27,848)	736,861	718,749	60,030	1,923	780,702
Earnings (loss) before taxes from discontinued operations	23,923	2,623	27,848	54,394	35,794	1,147	(1,923)	35,018
Income tax expense (benefit)	5,570	580	6,438	12,588	23,067	(852)	(442)	21,773
Net earnings (loss) from discontinued operations	18,353	2,043	21,410	41,806	12,727	1,999	(1,481)	13,245
Less: Net earnings attributable to noncontrolling interests from discontinued operations	2,185	—	—	2,185	4,481	—	—	4,481
Net earnings (loss) attributable to Fluor Corporation from discontinued operations	$16,168	$2,043	$21,410	$39,621	$8,246	$1,999	$(1,481)	$8,764

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Earnings from discontinued operations for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
(in thousands)	Government	AMECO	Other	Total	Government	AMECO	Other	Total
Revenue	$2,196,176	$197,708	$—	$2,393,884	$2,907,000	$190,217	$—	$3,097,217
Cost of revenue	2,102,747	211,913	—	2,314,660	2,740,053	170,406	—	2,910,459
Corporate general and administrative expense	2,735	189	(22,929)	(20,005)	3,235	242	3,151	6,628
Interest expense (income), net	(1,101)	(280)	—	(1,381)	(208)	(282)	—	(490)
Total cost and expenses	2,104,381	211,822	(22,929)	2,293,274	2,743,080	170,366	3,151	2,916,597
Earnings (loss) before taxes from discontinued operations	91,795	(14,114)	22,929	100,610	163,920	19,851	(3,151)	180,620
Income tax expense (benefit)	21,034	(2,535)	5,301	23,800	64,140	3,285	(725)	66,700
Net earnings (loss) from discontinued operations	70,761	(11,579)	17,628	76,810	99,780	16,566	(2,426)	113,920
Less: Net earnings attributable to noncontrolling interests from discontinued operations	7,803	—	—	7,803	9,013	—	—	9,013
Net earnings (loss) attributable to Fluor Corporation from discontinued operations	$62,958	$(11,579)	$17,628	$69,007	$90,767	$16,566	$(2,426)	$104,907

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The carrying amounts of the major classes of assets and liabilities included as part of discontinued operations and classified as held for sale as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019					December 31, 2018
(in thousands)	Government	AMECO	Total from Discontinued Operations	Other Assets and Liabilities from Continuing Operations(2)	Total	Government	AMECO	Total from Discontinued Operations
Accounts and notes receivable, net	$109,536	$82,388	$191,924	$2,543	$194,467	$202,837	$95,652	$298,489
Contract assets	349,610	4,057	353,667	2,936	356,603	411,777	2,285	414,062
Other current assets	23,675	59,489	83,164	305	83,469	15,076	58,018	73,094
Current assets held for sale	$482,821	$145,934	$628,755	$5,784	$634,539	$629,690	$155,955	$785,645

Property, plant and equipment, net	$10,080	$233,788	$243,868	$70,937	$314,805	$10,714	$257,077	$267,791
Goodwill	58,029	12,337	70,366	1,499	71,865	58,029	12,337	70,366
Investments	32,767	—	32,767	6,309	39,076	35,354	—	35,354
Other assets	15,096	6,412	21,508	—	21,508	2,021	1,067	3,088
Noncurrent assets held for sale(1)	$115,972	$252,537	$368,509	$78,745	$447,254	$106,118	$270,481	$376,599
Total assets held for sale	$598,793	$398,471	$997,264	$84,529	$1,081,793	$735,808	$426,436	$1,162,244

Trade accounts payable	$180,597	$33,797	$214,394	$550	$214,944	$219,617	$20,608	$240,225
Short-term borrowings	767	—	767	—	767	—	—	—
Contract liabilities	64,196	2,333	66,529	—	66,529	51,129	4,280	55,409
Accrued salaries, wages and benefits	71,873	9,348	81,221	—	81,221	64,387	7,182	71,569
Other accrued liabilities	11,716	7,573	19,289	2,646	21,935	10,473	3,139	13,612
Current liabilities held for sale	$329,149	$53,051	$382,200	$3,196	$385,396	$345,606	$35,209	$380,815

Noncurrent liabilities held for sale(1)	$24,462	$4,485	$28,947	$—	$28,947	$16,113	$1,385	$17,498
Total liabilities held for sale	$353,611	$57,536	$411,147	$3,196	$414,343	$361,719	$36,594	$398,313

(1) Noncurrent assets and liabilities held for sale as of September 30, 2019 were classified as current on the Condensed Consolidated Balance Sheet as the company expects to complete the sale of both the government and AMECO businesses within one year.
(2) Other assets and liabilities held for sale from continuing operations were not recast as of December 31, 2018 because the balances were not significant.
The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 and 2018 included the following activities related to discontinued operations:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in thousands)	Government	AMECO	Total	Government	AMECO	Total
Depreciation of fixed assets	$2,952	$44,560	$47,512	$2,489	$55,666	$58,155
Amortization of stock-based awards	4,432	383	4,815	4,064	317	4,381
Capital expenditures	(2,216)	(59,048)	(61,264)	(5,614)	(35,538)	(41,152)

FLUOR CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the company's Condensed Consolidated Financial Statements and related notes and the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as adjusted (the "2018 10-K"). For purposes of reviewing this document, “segment profit” is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; impairment, restructuring and other exit costs ; interest expense; interest income; domestic and foreign income taxes; and other non-operating income and expense items; and earnings from discontinued operations. Except as the context otherwise requires, the terms Fluor or the Registrant as used herein are references to Fluor Corporation and its predecessors and references to the company, we, us, or our as used herein shall include Fluor Corporation, its consolidated subsidiaries and joint ventures.
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
RESULTS OF OPERATIONS
Summary
During the third quarter of 2019, the company implemented a number of strategic initiatives and organizational changes to strengthen its financial position and improve operational performance. Initiatives impacting the company's results of operations included:

•
Management committed to a plan to sell substantially all of its government and AMECO equipment businesses, while retaining two fixed price government projects (for which the U.S. government is either the client or the ultimate client) and a few small international components of AMECO. The results of the government and AMECO businesses that are expected to be sold have been presented as earnings from discontinued operations, net of tax, in the Condensed Consolidated Statement of Operations for all periods presented.

•
Management reviewed its business lines, markets and geographies and changed the composition of its reportable segments to align them with the manner in which the chief executive officer manages the business and allocates resources. The Mining, Industrial, Infrastructure & Power segment was separated into a Mining & Industrial segment and an Infrastructure & Power segment. The operations of NuScale, as well as two U.S. government projects that do not qualify for discontinued operations reporting, were combined into a newly created segment called Other. The company now reports its operating results in the following five reportable segments: Energy & Chemicals; Mining & Industrial; Infrastructure & Power; Diversified Services; and Other. Segment operating information and assets for 2018 have been recast to reflect these changes.

•
The company approved additional restructuring activities associated with the broad restructuring plan initiated during the first quarter of 2019. These additional activities include the rationalization of resources, real estate and overhead across various geographies.

•
The company confirmed previously announced changes in its bidding and pursuit processes, which established the criteria under which the company may bid on lump-sum projects in the Energy and Chemicals segment, and directed the company's Infrastructure business to focus on opportunities in North America.

During the second quarter of 2019, the company met with a number of its clients, subcontractors and suppliers in an attempt to bring resolution to or get clarification on a variety of matters, including outstanding disputes and claims, pending change orders, schedule extensions, accounts receivable and other project close out items. The negotiations and agreements resulting from these meetings, as well as project developments during the second quarter, resulted in the recognition of significant charges across the company's three largest segments, which are reflected in the results for the nine months ended September 30, 2019.
Consolidated revenue of $3.9 billion for the three months ended September 30, 2019 increased 2 percent compared to $3.8 billion for the three months ended September 30, 2018. Revenue growth in the Mining & Industrial segment was partially offset by lower levels of project execution activities in the Energy & Chemicals, Infrastructure & Power and Diversified Services segments during the three months ended September 30, 2019. Consolidated revenue of $10.6 billion for the nine months ended September 30, 2019 decreased 6 percent compared to $11.3 billion for the nine months ended September 30, 2018. Revenue declines resulting from reduced levels of project execution activities in the Energy & Chemicals, Infrastructure & Power and Diversified Services segments were partially offset by revenue growth in the Mining & Industrial segment during the nine months ended September 30, 2019.

Losses from continuing operations before taxes were $281 million for the three months ended September 30, 2019 compared to earnings from continuing operations before taxes of $111 million for the same period of 2018. During the three months ended September 30, 2019, the company recognized charges totaling $334 million related to impairments, restructuring and other exit costs and $79 million associated with forecast revisions for cost growth on two government projects. During the three months ended September 30, 2018, the company recognized a gain of $125 million from the sale of a joint venture interest in the United Kingdom, offset by project charges totaling $81 million resulting from forecast revisions for estimated cost and schedule impacts at a fixed-price gas-fired power plant project and a fixed-price downstream project.

Losses from continuing operations before taxes were $1.1 billion for the nine months ended September 30, 2019 compared to earnings from continuing operations before taxes of $140 million for the same period of 2018. During the nine months ended September 30, 2019, the company recognized project charges totaling $911 million related to projects in the Energy & Chemicals, Infrastructure & Power and Other segments and $388 million related to impairments, restructuring and other exit costs. During the nine months ended September 30, 2018, the company recognized a gain of $125 million from the sale of a joint venture interest in the United Kingdom, offset by project charges totaling $289 million resulting from forecast revisions for estimated cost and schedule impacts at a fixed-price gas-fired power plant project and a fixed-price downstream project.
The effective tax rates on earnings (loss) from continuing operations for the three and nine months ended September 30, 2019 were (174.2) percent and (34.3) percent, respectively, compared to 25.8 percent and 27.9 percent for the corresponding periods of 2018. The effective rates for all periods were unfavorably impacted by foreign income tax rates that exceed the U.S. statutory rate of 21% and foreign losses for which no tax benefit could be recognized. With respect to the three months ended September 30, 2019, after considering certain positive and negative evidence, including the three-year cumulative loss as of the end of the reporting period, we also recognized a valuation allowance of approximately $546 million against deferred tax assets that we do not believe are more-likely-than-not to be realized.  We will continue to monitor positive and negative evidence in subsequent reporting periods to assess the continuing need for a valuation allowance in the jurisdictions within which we operate. All periods benefitted from earnings attributable to noncontrolling interests from continuing operations for which income taxes are not typically the responsibility of the company.
Diluted loss per share from continuing operations was $5.57 and $10.17 for the three and nine months ended September 30, 2019, respectively, compared to diluted earnings per share from continuing operations of $0.49 for both of the corresponding periods of 2018. The decline in earnings per share from continuing operations for both periods was attributable to the same factors impacting earnings from continuing operations discussed above.
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
Consolidated new awards were $2.6 billion and $7.7 billion for the three and nine months ended September 30, 2019, respectively, compared to new awards of $6.3 billion and $13.5 billion for corresponding periods of 2018. The Infrastructure & Power and Energy & Chemicals segments were the major contributors to the new award activity in the first nine months of 2019. Approximately 42 percent of consolidated new awards for the first nine months of 2019 were for projects located outside of the United States compared to 86 percent for the first nine months of 2018.
Consolidated backlog as of September 30, 2019 was $30.3 billion compared to $30.0 billion as of September 30, 2018. As of both September 30, 2019 and 2018, approximately 71 percent of consolidated backlog related to projects outside of the United States. As of September 30, 2019, approximately 62 percent of consolidated backlog consisted of fixed-price, lump-sum and guaranteed maximum contracts compared to 37 percent as of September 30, 2018. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Consolidated backlog differs from the company’s remaining unsatisfied performance obligations (“RUPO”) discussed in Note 19 to the Condensed Consolidated Financial Statements. Backlog includes the amount of revenue the company expects to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue the company expects to recognize under ongoing operations and maintenance contracts with definite terms and/or substantive termination provisions.
Discontinued Operations
In the third quarter of 2019, management committed to a plan to sell substantially all of its government and AMECO equipment businesses, while retaining two fixed price government projects and a few small international components of AMECO. The company expects to complete the sale of both businesses within one year. Management has concluded that these disposal groups have met the criteria to be classified as held for sale beginning in the third quarter of 2019, and as a result, the assets and liabilities of the government and AMECO businesses have been classified as held for sale on the Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018. Management has also concluded that the operations of the disposal groups qualify for discontinued operations presentation because their disposal represents a strategic shift that will have a major effect on the company's financial results. Therefore, the results of the government and AMECO businesses have been presented as earnings from discontinued operations, net of tax, in the Condensed Consolidated Statement of Operations for all periods presented.
On August 1, 2019, the company entered into a settlement agreement in connection with legal matters related to a previously divested business. The resulting gain on settlement as well as all legal fees associated with this matter were reported in earnings from discontinued operations, net of tax, in the Condensed Consolidated Statement of Operations. See Note 21 for further discussion of the company's discontinued operations.
Impairment, Restructuring and Other Exit Costs

During the first quarter of 2019, the company initiated a broad restructuring plan designed to optimize costs and improve operational efficiency. During the second and third quarters of 2019, the company approved additional restructuring activities in connection with its plan. Activities approved in the first nine months of 2019 primarily relate to the rationalization of resources, real estate and overhead across various geographies, as well as the liquidation of certain components of the AMECO business that are being excluded from sale. Total restructuring and other exit costs of approximately $250 million, including those recognized during the first nine months of 2019, are expected to be incurred as part of the restructuring plan. Estimated restructuring and other exit costs include severance of approximately $100 million, asset impairment charges of approximately $60 million, entity liquidation costs, including recognition of cumulative translation adjustments, of approximately $80 million and other exit costs of approximately $10 million. The company expects that its restructuring activities will be substantially completed in 2020. Additional restructuring activities may be identified and approved as part of the plan.

During the three and nine months ended September 30, 2019, restructuring charges totaling $44 million and $98 million, respectively, were included in “Impairment, restructuring and other exit costs” on the Condensed Consolidated Statement of Operations. These restructuring charges included severance costs of $3 million, lease termination costs of $6 million and restructuring related asset impairments of $35 million during the three months ended September 30, 2019 and severance costs of $35 million, lease termination costs of $6 million and restructuring related asset impairment charges of $57 million during the nine months ended September 30, 2019. Asset impairment charges included the write down of assets held for sale to fair value less cost to sell and the write down of certain other assets to fair value.

Given recent performance in certain businesses and geographies, the significant drop in the company's stock price since its second quarter earnings release, and recent changes in pursuit criteria, the company performed interim impairment tests of its goodwill, intangible assets and significant investments. The company quantitatively determined that none of its goodwill was impaired. However, the company recognized an impairment loss of $34 million on its intangible customer relationships associated with the 2016 Stork acquisition. The loss was included in “Impairment, restructuring and other exit costs” on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019.
The company also evaluated its significant investments and determined that certain of its investments, CFHI and Sacyr Fluor, were other-than-temporarily impaired as of September 30, 2019. CFHI is a joint venture in which the company has a 49% ownership interest and Offshore Oil Engineering Co., Ltd., a subsidiary of China National Offshore Oil Corporation, has a 51% ownership interest. Sacyr Fluor is a 50/50 joint venture between the company and Sacyr Industrial in Spain. The company recognized impairment losses of $225 million and $31 million on its investments in CFHI and Sacyr Fluor, respectively. These losses were included in “Impairment, restructuring and other exit costs” on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019.The company intends to continue exploring strategic alternatives for its investment in CFHI, which could include dilution of the company's ownership interest in the joint venture.
Energy & Chemicals

Revenue and segment profit for the Energy & Chemicals segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018

Revenue	$1,611.6	$1,902.3	$4,485.2	$5,859.8
Segment profit (loss)	84.9	50.2	(124.9)	253.0
Revenue for the three and nine months ended September 30, 2019 decreased by 15 percent and 23 percent, respectively, compared to the corresponding periods in 2018, primarily due to a significant decline in the volume of project execution activities combined with the impact of a lower volume of broad based new awards in both years. The revenue decline for the nine months ended September 30, 2019 was further driven by the effect of forecast revisions on an offshore project discussed below. The revenue declines in both periods were partially offset by increased project execution activity for a liquefied natural gas project in Canada.
Segment profit for the three months ended September 30, 2019 increased compared to the corresponding period in 2018. Segment profit for the three months ended September 30, 2018 included a charge of $46 million for estimated cost growth on a completed, fixed-price downstream project and unrealized foreign currency losses of $13 million associated with embedded foreign currency derivatives of the company’s joint venture in Mexico. Segment profit for the nine months ended September 30, 2019 significantly decreased compared to the corresponding period in 2018, primarily due to charges associated with forecast revisions on certain projects and other matters. During the nine months ended September 30, 2019, charges included $240 million resulting from late design changes, schedule-driven cost growth including liquidated damages, and subcontractor negotiations on a fixed-price, offshore project, $87 million resulting from schedule-driven cost growth and client and subcontractor negotiations on two fixed-price, downstream projects and scope reductions on a large upstream project, $31 million resulting from the resolution of certain close-out matters with a customer, and $26 million resulting from the write-off of pre-contract costs due to the continued evaluation of the probability of receiving an award. Segment profit for the nine months ended September 30, 2018 included charges totaling $113 million for estimated cost growth on the completed downstream project. Segment profit margin for the three and nine months ended September 30, 2019 was 5.3 percent and (2.8) percent, respectively, compared to 2.6 percent and 4.3 percent for the same periods in 2018. The changes in segment profit margin in both periods were primarily attributable to the same factors affecting segment profit.
New awards for the three and nine months ended September 30, 2019 were $256 million and $2.0 billion, respectively, compared to $644 million and $1.9 billion for the corresponding periods of 2018. Backlog of $13.7 billion as of September 30, 2019 increased from $11.4 billion as of September 30, 2018. The increase in backlog resulted primarily from the award of the liquefied natural gas export facility in Canada which was booked in the fourth quarter of 2018, offset by the removal of certain contracts associated with the company’s joint venture in Mexico that were suspended during the second quarter of 2019. The lack of broad based new awards could continue to put pressure on the segment's earnings streams in the near term.
Total assets in the segment were $1.2 billion and $1.5 billion as of September 30, 2019 and December 31, 2018, respectively. During the third quarter of 2019, the company determined that its investments in both COOEC Fluor Heavy Industries Co., Ltd. and Sacyr Fluor were other-than-temporarily impaired and recognized a total impairment loss of $256 million on these investments. The loss on impairment was included in “Impairment, restructuring and other exit costs” on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019. The lack of an appropriate volume and mix of new awards could continue to adversely impact the operating results of the company’s fabrication yard in China.
Total assets as of September 30, 2019 included aged and disputed accounts receivable of $108 million related to a cost reimbursable, chemicals project in the Middle East. Management continues to pursue collection of these amounts from the customer and does not believe that the customer has a contractual basis for withholding payment. The company does not believe it is probable that losses will be incurred in excess of amounts reserved for this matter.
Mining & Industrial
Revenue and segment profit for the Mining & Industrial segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018

Revenue	$1,374.0	$973.3	$3,703.6	$2,377.4
Segment profit	56.9	20.9	129.1	56.9

Revenue for the three and nine months ended September 30, 2019 increased by 41 percent and 56 percent, respectively, compared to the three and nine months ended September 30, 2018, primarily due to increased project execution activities for several large mining projects. The increase in revenue during the three months ended September 30, 2019 was further driven by increased project execution activities on certain life sciences & advanced manufacturing projects.

Segment profit for the three and nine months ended September 30, 2019 significantly increased compared to the corresponding periods in 2018, due to the increased volume of project execution activities for the projects mentioned above as well as a benefit of $18 million and $31 million during the three and nine months ended September 30, 2019, respectively, resulting from a favorable resolution of a longstanding customer dispute. Segment profit margin for the three and nine months ended September 30, 2019 was 4.1 percent and 3.5 percent compared to 2.1 percent and 2.4 percent for the same periods in the prior year. The increase in segment profit margin was primarily attributable to the same factors that affected segment profit.

New awards for the three and nine months ended September 30, 2019 were $119 million and $1.3 billion, respectively, compared to $4.3 billion and $8.3 billion for the corresponding periods of 2018. Backlog decreased to $6.2 billion as of September 30, 2019 from $9.8 billion as of September 30, 2018, primarily due to new award activity being outpaced by work performed.

Total assets in the segment were $547 million as of September 30, 2019 compared to $695 million as of December 31, 2018. The decrease in total assets primarily resulted from decreased working capital in support of project execution activities for a large mining project in Chile.
Infrastructure & Power
Revenue and segment profit for the Infrastructure & Power segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018

Revenue	$392.5	$412.3	$951.8	$1,250.6
Segment profit (loss)	1.0	102.3	(193.3)	(13.2)
Revenue for the three and nine months ended September 30, 2019 decreased by 5 percent and 24 percent, respectively, compared to the three and nine months ended September 30, 2018, primarily due to the substantial completion of certain large power projects during 2019. These declines in both the three and nine month periods were partially offset by increased project execution activities for several infrastructure projects. Revenue also reflects the adverse impact of various forecast revisions discussed below.
Segment profit for the three months ended September 30, 2019 significantly decreased compared to the corresponding period in 2018, primarily due to a gain of $125 million recognized in the prior year on the sale of a joint venture interest in the United Kingdom, partially offset by a prior year charge of $35 million resulting from cost growth at a fixed-price, gas-fired power plant project. Segment profit for the nine months ended September 30, 2019 also decreased compared to the prior year period, primarily due to the recognition of charges totaling $135 million resulting from the settlement of client disputes, as well as cost growth related to close-out matters, on three fixed-price, gas-fired power plant projects that were substantially complete as of September 30, 2019, as well as charges totaling $55 million resulting from late engineering changes and schedule-driven cost growth, as well as negotiations with clients and subcontractors on pending change orders, for several infrastructure projects. Segment profit during the nine months ended September 30, 2018 included charges totaling $177 million on one of the aforementioned power projects as a result of cost growth, which were substantially offset by the gain of $125 million on the sale of the joint venture interest. Segment profit margin for the three and nine months ended September 30, 2019 was 0.3 percent and (20.3) percent compared to 24.8 percent and (1.1) percent for the same periods in the prior year. The declines in segment profit margin were primarily attributable to the same factors that affected segment profit. Lower margin contributions from certain infrastructure projects for which charges were recognized during 2019 may continue to adversely impact near term segment profit margin.
New awards for the three and nine months ended September 30, 2019 were $2.0 billion and $2.5 billion, respectively, compared to $1.1 billion and $2.0 billion for the corresponding periods of 2018. New awards in the current quarter included a large infrastructure project in Texas. Backlog increased to $7.7 billion as of September 30, 2019 from $6.7 billion as of September 30, 2018, primarily due to new award activity outpacing work performed for several infrastructure projects.
Total assets in the segment were $439 million as of September 30, 2019 compared to $498 million as of December 31, 2018.
Diversified Services
As discussed above, the operating results of the company’s AMECO equipment business are now included in discontinued operations. Certain operations of AMECO, primarily in Mexico, are in the process of being liquidated and did not meet the qualifications of discontinued operations. These retained operations will remain in the Diversified Services segment until liquidation is complete.
Revenue and segment profit for the Diversified Services segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018

Revenue	$521.7	$526.3	$1,525.0	$1,706.9
Segment profit	10.8	22.6	22.4	51.5

Revenue for the three and nine months ended September 30, 2019 decreased by 1 percent and 11 percent, respectively, compared to the same periods in 2018, primarily due to lower volumes in the operations and maintenance business and the AMECO equipment business in Mexico, scope reductions on a large power services project in the U.S. and a maintenance project in Australia, and the cancellation of a large operations and maintenance project in North America. These revenue declines were partially offset by higher contributions from the staffing business in North America and Europe.

Segment profit for the three and nine months ended September 30, 2019 decreased by 52 percent and 57 percent, respectively, compared to the corresponding periods in 2018 primarily driven by the above mentioned reduced volumes of higher margin specialty services in the operations and maintenance business and the AMECO equipment business in Mexico. The decline in segment profit for the nine months ended September 30, 2019 was further driven by charges related to negotiations with clients and joint venture partners in the second quarter of 2019. Segment profit margin for the three and nine months ended September 30, 2019 was 2.1 percent and 1.5 percent, respectively, compared to 4.3 percent and 3.0 percent for the three and nine months ended September 30, 2018. The decrease in segment profit margin for both periods was primarily due to the same factors affecting segment profit.

New awards for the three and nine months ended September 30, 2019 were $260 million and $1.6 billion, respectively, compared to $336 million and $1.3 billion for the same periods in the prior year. Backlog of $2.4 billion as of September 30, 2019 increased from $2.0 billion as of September 30, 2018, primarily due to a large new award for the power services business booked in the first quarter of 2019. The equipment and temporary staffing businesses do not report backlog or new awards.

Total assets in the Diversified Services segment were $1.3 billion as of September 30, 2019 compared to $1.4 billion as of December 31, 2018.

Other
Other includes the operations of NuScale, as well as two fixed-price projects that are being excluded from the sale of the government business, including a plant for which the company serves as a subcontractor to a commercial client (the "Radford" project) and a weapons storage and maintenance facility that commenced earlier this year (the "Warren" project). Revenue and segment profit for the Other segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018

Revenue	$37.9	$28.0	$(43.4)	$73.6
Segment profit (loss)	(95.8)	(22.9)	(370.0)	(71.2)
Revenue for the three months ended September 30, 2019 increased by 35 percent compared to the same period in 2018, primarily due to increased project execution activities for the Radford project. Revenue for the nine months ended September 30, 2019 reflects the reversal of previously recognized revenue resulting from forecast revisions taken on the Radford project during the second quarter of 2019.
Segment loss for both the three and nine months of 2019 included charges totaling $59 million resulting from forecast revisions for cost growth on the Warren project. Segment loss for the three months ended September 30, 2019 also included charges totaling $20 million resulting from estimated cost growth on the Radford project. Segment loss for the nine months ended September 30, 2019 included charges totaling $253 million resulting from forecast revisions for late engineering changes, cost growth and ongoing assessments of certain unapproved change orders related to the Radford project. The company’s forecast for both projects is based on its assessment of the probable cost to finish the projects as well as its assessment of the recovery of unapproved change orders. The company's Warren project requires the procurement and installation of certain first-of-a-kind technologies that are inherently more difficult to estimate. If the company's forecasts for these projects are not achieved, revenue and segment profit could be further adversely affected. The company continues to pursue recovery of all unapproved change orders associated with these projects.
NuScale expenses, net of qualified reimbursable expenses, included in the determination of segment loss, were $14 million and $48 million for the three and nine months ended September 30, 2019 compared to $18 million and $65 million for the three and nine months ended September 30, 2018. The company did not provide funding to NuScale during the third quarter of 2019.
New awards for the three and nine months ended September 30, 2019 were $1 million and $152 million, respectively. There were no new awards in the prior year periods. Backlog was $265 million as of September 30, 2019 compared to $156 million as of September 30, 2018.
Total assets in the segment were $46 million as of September 30, 2019 compared to $105 million as of December 31, 2018. The decrease in total assets primarily resulted from a decline in working capital balances due to the project charges incurred on the two projects discussed above.
Corporate General & Administrative Expense, Interest and Taxes
Corporate general and administrative expense for the three and nine months ended September 30, 2019 was $10 million and $115 million, respectively, compared to $61 million and $135 million for the same periods of 2018. The decrease in corporate general and administrative expense during the three months ended September 30, 2019 was primarily attributable to a decrease in compensation expense in the current year period, a partial pension settlement charge of $19 million recognized in the prior year period and foreign currency exchange gains in the 2019 period compared to foreign currency exchange losses in the 2018 period. The decrease in corporate general and administrative expense during the nine months ended September 30, 2019 was primarily attributable to a decrease in compensation expense in the current year period and a partial pension settlement charge of $21 million recognized in the prior year period.
Net interest expense was $5 million and $16 million for the three and nine months ended September 30, 2019 compared to $15 million and $33 million during the corresponding periods of 2018. The decrease in net interest expense for both periods was primarily attributable to the payment of a "make-whole" premium associated with the redemption of $500 million 3.375% Senior Notes in September 2018 as well as an increase in interest income from time deposits in 2019.
Income tax expense for the three and nine months ended September 30, 2019 and 2018 is discussed above under “— Summary.”

Corporate assets as of September 30, 2019 included accounts receivable related to two subcontracts with Westinghouse Electric Company LLC ("Westinghouse") to manage the construction workforce at two nuclear power plant projects in South Carolina ("V.C. Summer") and Georgia ("Plant Vogtle"). On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York. In the third quarter of 2017, the V.C. Summer project was canceled by the owner. In the fourth quarter of 2017, the remaining scope of work on the Plant Vogtle project was transferred to a new contractor. In addition to amounts due for post-petition services, total assets as of September 30, 2019 included amounts due of $66 million and $2 million for services provided to the V.C. Summer and Plant Vogtle projects, respectively, prior to the date of the bankruptcy petition. The company has filed mechanic's liens in South Carolina against the property of the owner of the V.C. Summer project for amounts due for pre-petition services rendered to Westinghouse. Based on the company's evaluation of available information, the company expects to collect these outstanding accounts receivable amounts.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 of the Notes to Condensed Consolidated Financial Statements.
LITIGATION AND MATTERS IN DISPUTE RESOLUTION
See Note 14 of the Notes to Condensed Consolidated Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets, including the use of commercial paper. The company has both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. The company believes that for at least the next 12 months, cash generated from operations, along with its unused credit capacity and cash position, is sufficient to support operating requirements. However, the company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity position. As of September 30, 2019, the company was in compliance with all the financial covenants related to its debt agreements.
Cash Flows
Cash and cash equivalents were $1.8 billion as of both September 30, 2019 and December 31, 2018. Cash and cash equivalents combined with marketable securities were $1.9 billion as of September 30, 2019 and $2.0 billion as of December 31, 2018. Cash and cash equivalents are held in numerous accounts throughout the world to fund the company’s global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.0 billion and $964 million as of September 30, 2019 and December 31, 2018, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.
In evaluating its liquidity needs, the company considers cash and cash equivalents held by its consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $477 million and $392 million as of September 30, 2019 and December 31, 2018, respectively, as reflected on the Condensed Consolidated Balance Sheet) were not necessarily readily available for general purposes. In its evaluation, the company also considers the extent to which the current balance of its advance billings on contracts (which totaled $1.1 billion and $801 million as of September 30, 2019 and December 31, 2018, respectively, and was presented as “Contract liabilities” on the Condensed Consolidated Balance Sheet) is likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of its various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. The company did not consider any cash to be permanently reinvested overseas as of September 30, 2019 and December 31, 2018, other than unremitted earnings required to meet its working capital and long-term investment needs in foreign jurisdictions where it operates.

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
During the nine months ended September 30, 2019, working capital significantly decreased. Specific factors related to the change in working capital include:

•
Decreases in accounts receivable which resulted primarily from normal billing and collections for several projects in the Mining & Industrial segment as well as the LOGCAP IV program in Afghanistan, now included in discontinued operations.

•
Decreases in contract assets which resulted primarily from normal project execution activities for several projects in the Energy & Chemicals, Mining & Industrial, Infrastructure & Power and Other segments.

•	Increases in contract liabilities resulting from loss provisions and forecast adjustments for several projects in the Energy & Chemicals and Other segments.

•
Decreases in accounts payable which resulted primarily from normal invoicing and payment activities for several projects in the Energy & Chemicals, Mining & Industrial, Infrastructure & Power and Diversified Services segments.

Excluding the non-cash impact of adopting ASC 606 on January 1, 2018, working capital increased primarily due to an increase in accounts receivable and a decrease in contract liabilities partially offset by an increase in accounts payable during the nine months ended September 30, 2018. Specific factors related to these drivers include:

•	An increase in accounts receivable, primarily driven by project execution activities for a power restoration project in Puerto Rico, now included in discontinued operations.

•	A decrease in contract liabilities in the Energy & Chemicals segment, which resulted primarily from normal project execution activities on several large projects.

•	Increases in accounts payable in the Mining & Industrial segment which resulted from normal invoicing activities.
Cash provided by operating activities was $67 million for the nine months ended September 30, 2019 compared to cash utilized by operating activities of $11 million for the corresponding period of the prior year. The increase in cash provided by operating activities resulted from a higher level of working capital inflows in 2019 compared to the prior year period. In the near term, the company will be required to access its various sources of liquidity to fund the contract liabilities resulting from the loss provisions and forecast adjustments discussed above.
The company contributed $11 million and $43 million into its defined benefit pension plans during the nine months ended September 30, 2019 and 2018, respectively. Contributions during the first nine months of 2018 included additional funding required to execute a buy-in policy contract with an insurance company to fully insure the benefits of the plan in the United Kingdom. The company currently expects to contribute up to $15 million during 2019, which is expected to be in excess of the minimum funding required.
All periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. A discussion of the cost-sharing agreement between NuScale and the U.S. Department of Energy (“DOE”) is provided in the Notes to Consolidated Financial Statements included in the 2018 10-K. NuScale expenses included in the determination of segment profit were $14 million and $48 million for the three and nine months ended September 30, 2019, respectively, and $18 million and $65 million for the three and nine months ended

September 30, 2018, respectively. NuScale expenses were reported net of qualified reimbursable expenses of $16 million and $43 million for the three and nine months ended September 30, 2019, respectively, and $15 million and $42 million for the three and nine months ended September 30, 2018, respectively. The company did not provide funding to NuScale during the third quarter of 2019.
Investing Activities
Cash provided by investing activities amounted to $75 million for the nine months ended September 30, 2019 compared to cash utilized by investing activities of $72 million for the corresponding period of the prior year. The primary investing activities included purchases, sales and maturities of marketable securities; capital expenditures; disposals of property, plant and equipment; and investments in partnerships and joint ventures.
The company holds cash in bank deposits and marketable securities which are governed by the company’s investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments may include money market funds, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the nine months ended September 30, 2019 and 2018, proceeds from sales and maturities of marketable securities exceeded purchases of such securities by $167 million and $29 million, respectively. The company held marketable securities of $48 million and $215 million as of September 30, 2019 and December 31, 2018, respectively.
Capital expenditures of $140 million and $149 million for the nine months ended September 30, 2019 and 2018, respectively, primarily related to construction equipment associated with equipment operations now included in discontinued operations, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment of $56 million and $61 million during the nine months ended September 30, 2019 and 2018, respectively, primarily related to the disposal of construction equipment associated with the discontinued operations of the equipment business.
Investments in unconsolidated partnerships and joint ventures of $35 million and $34 million during the nine months ended September 30, 2019 and 2018, respectively, primarily consist of capital contributions to an infrastructure joint venture in the United States.

In September 2018, the company sold its interest in a joint venture in the United Kingdom which resulted in a gain of $125 million during the third quarter. In October 2018, the company received proceeds of $125 million, net of expenses, related to the sale of this joint venture.
Financing Activities
Cash utilized by financing activities of $87 million and $8 million during the nine months ended September 30, 2019 and 2018, respectively, included company dividend payments to stockholders, proceeds from the issuance of senior notes and commercial paper, repayments of debt, and distributions paid to holders of noncontrolling interests.
Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2018 were paid in the first quarter of 2019. Quarterly cash dividends of $0.21 per share were declared in the third quarter of 2019 and 2018. The quarterly dividend will be reduced from $0.21 per share to $0.10 per share, beginning with the next declaration. The payment and level of future cash dividends is subject to the discretion of the company’s Board of Directors.

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
Distributions paid to holders of noncontrolling interests represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions paid were $26 million and $35 million during the nine months ended September 30, 2019 and 2018, respectively. Distributions in 2019 primarily related to a mining joint venture project in Chile. Distributions in 2018 primarily related to two transportation joint venture projects in the United States.
Effect of Exchange Rate Changes on Cash
Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the nine months ended September 30, 2019 and 2018, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $20 million and $59 million, respectively, of which $14 million and $33 million related to cash held by foreign subsidiaries as of September 30, 2019 and 2018, respectively. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the company’s exposure to exchange gains and losses is generally mitigated.
Off-Balance Sheet Arrangements
Guarantees and Commitments
As of September 30, 2019, the company had both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of September 30, 2019, letters of credit and borrowings totaling $1.5 billion were outstanding under these committed and uncommitted lines of credit. The committed lines of credit include a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. The company may utilize up to $1.75 billion in the aggregate of the combined $3.5 billion committed lines of credit for revolving loans, which may be used for acquisitions and/or general purposes. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a cap on the aggregate amount of debt of the greater of $750 million or €750 million for the company’s subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.
Letters of credit are provided in the ordinary course of business primarily to indemnify the company’s clients if the company fails to perform its obligations under its contracts. Surety bonds may be used as an alternative to letters of credit.

In the ordinary course of business, the company enters into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential amount of future payments that the company could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts, was estimated to be $19 billion as of September 30, 2019. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The company assessed its performance guarantee obligation as of September 30, 2019 and December 31, 2018 in accordance with ASC 460, “Guarantees,” and the carrying value of the liability was not material.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk in the first nine months of 2019. Accordingly, the disclosures provided in the 2018 10-K remain current.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	Three Months Ended September 30,
(in millions)	2019	2018
Backlog — beginning of period	$31,892.2	$27,186.4
New awards	2,628.1	6,343.8
Adjustments and cancellations, net	(397.8)	208.6
Work performed	(3,870.6)	(3,787.3)
Backlog — end of period (1)	$30,251.9	$29,951.5

	Nine Months Ended September 30,
(in millions)	2019	2018
Backlog - beginning of period	$35,510.1	$27,318.4
New awards	7,664.0	13,472.4
Adjustments and cancellations, net (2)	(2,462.6)	264.0
Work performed	(10,459.6)	(11,103.3)
Backlog — end of period (1)	$30,251.9	$29,951.5
_______________________________________________________

(1)	Excludes $4.0 billion and $4.9 billion of backlog as of September 30, 2019 and December 31, 2018, respectively, associated with the company's discontinued operations.

(2)
Adjustments and cancellations, net during the nine months ended September 30, 2019 included an adjustment to remove certain contracts associated with the company’s joint venture in Mexico that were suspended during the second quarter of 2019, as well as other project scope adjustments and cancellations.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information about purchases by the company during the quarter ended September 30, 2019 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (1)

July 1, 2019 — July 31, 2019	—	$—	—	10,513,093

August 1, 2019 — August 31, 2019	—	—	—	10,513,093

September 1, 2019 — September 30, 2019	—	—	—	10,513,093

Total	—	$—	—
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

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on February 9, 2016).
10.1	Retirement and Release Agreement, effective September 10, 2019, between the registrant and David T. Seaton.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) of the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
_______________________________________________________________________

*	New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	October 31, 2019	By:	/s/ D. Michael Steuert
D. Michael Steuert
Executive Vice President and Chief Financial Officer

Date:	October 31, 2019	By:	/s/ Robin K. Chopra
Robin K. Chopra
Senior Vice President, Controller and
Chief Accounting Officer